Form 10-Q
period 2015-09-30
CAPITAL ONE FINANCIAL CORP
filed 2015-11-02
CIK 927628

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
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒
As of October 30, 2015, there were 532,045,252 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.
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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of September 30, 2015 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2014 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2015, our principal subsidiaries included:

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

1	Capital One Financial Corporation (COF)

Recent Acquisitions and Dispositions
We regularly explore and evaluate opportunities to acquire financial services companies and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We also regularly consider the potential disposition of certain assets, branches, partnership agreements or lines of business. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. We did not have any significant acquisitions or dispositions in 2014 or the first nine months of 2015.
On August 11, 2015, we announced the signing of a definitive agreement with General Electric Capital Corporation (“GE”) to acquire approximately $8.5 billion of healthcare-related loans and its Healthcare Financial Services business. We expect to complete the acquisition in the fourth quarter of 2015, subject to customary closing conditions.

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the third quarter and first nine months of 2015 and 2014, and selected comparative balance sheet data as of September 30, 2015 and December 31, 2014. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been recast to conform to the current period presentation.
Table 1: Consolidated Financial Highlights (Unaudited)(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2015	2014	Change	2015	2014	Change
Income statement
Net interest income	$4,760	$4,497	6%	$13,873	$13,162	5%
Non-interest income	1,140	1,142	—	3,346	3,315	1
Total net revenue	5,900	5,639	5	17,219	16,477	5
Provision for credit losses	1,092	993	10	3,156	2,432	30
Non-interest expense:
Marketing	418	392	7	1,180	1,052	12
Amortization of intangibles	106	130	(18)	327	409	(20)
Operating expenses	2,636	2,463	7	8,009	7,435	8
Total non-interest expense	3,160	2,985	6	9,516	8,896	7
Income from continuing operations before income taxes	1,648	1,661	(1)	4,547	5,149	(12)
Income tax provision	530	536	(1)	1,443	1,696	(15)
Income from continuing operations, net of tax	1,118	1,125	(1)	3,104	3,453	(10)
(Loss) income from discontinued operations, net of tax	(4)	(44)	(91)	26	(24)	**
Net income	1,114	1,081	3	3,130	3,429	(9)
Dividends and undistributed earnings allocated to participating securities	(6)	(5)	20	(16)	(14)	14
Preferred stock dividends	(29)	(20)	45	(90)	(46)	96
Net income available to common stockholders	$1,079	$1,056	2	$3,024	$3,369	(10)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$2.01	$1.97	2%	$5.49	$5.99	(8)%
(Loss) income from discontinued operations	(0.01)	(0.08)	(88)	0.05	(0.04)	**
Net income per basic common share	$2.00	$1.89	6	$5.54	$5.95	(7)
Diluted earnings per common share:
Net income from continuing operations	$1.99	$1.94	3	$5.43	$5.90	(8)
(Loss) income from discontinued operations	(0.01)	(0.08)	(88)	0.05	(0.04)	**
Net income per diluted common share	$1.98	$1.86	6	$5.48	$5.86	(6)
Weighted-average common shares outstanding (in millions):
Basic	540.6	559.9	(3)	545.5	566.1	(4)
Diluted	546.3	567.9	(4)	551.9	575.2	(4)
Common shares outstanding (period end, in millions)	534.9	558.5	(4)	534.9	558.5	(4)
Dividends paid per common share	$0.40	$0.30	33	$1.10	$0.90	22
Tangible book value per common share (period end)	54.66	48.72	12	54.66	48.72	12

2	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2015	2014	Change		2015	2014	Change
Balance sheet (average balances)
Loans held for investment	$211,227	$199,422	6%		$207,608	$196,068	6%
Interest-earning assets	283,082	268,890	5		279,388	265,065	5
Total assets	313,822	298,913	5		310,146	295,506	5
Interest-bearing deposits	185,800	179,928	3		184,258	181,587	1
Total deposits	210,974	205,199	3		209,334	205,783	2
Borrowings	45,070	40,314	12		44,264	37,332	19
Common equity	45,407	43,489	4		44,956	42,772	5
Total stockholders’ equity	48,456	44,827	8		47,376	43,828	8
Selected performance metrics
Purchase volume(2)	$69,875	$57,474	22%		$195,817	$161,266	21%
Total net revenue margin(3)	8.34%	8.39%	(5	)bps	8.22%	8.29%	(7	)bps
Net interest margin(4)	6.73	6.69	4		6.62	6.62	—
Return on average assets	1.43	1.51	(8)		1.33	1.56	(23)
Return on average tangible assets(5)	1.50	1.59	(9)		1.40	1.64	(24)
Return on average common equity(6)	9.54	10.12	(58)		8.89	10.58	(169)
Return on average tangible common equity(7)	14.33	15.73	(140)		13.46	16.66	(320)
Equity-to-assets ratio	15.44	15.00	44		15.28	14.83	45
Non-interest expense as a percentage of average loans held for investment(8)	5.98	5.99	(1)		6.11	6.05	6
Efficiency ratio(9)	53.56	52.93	63		55.26	53.99	127
Effective income tax rate from continuing operations	32.2	32.3	(10)		31.7	32.9	(120)
Net charge-offs	$890	$756	18%		$2,617	$2,499	5%
Net charge-off rate(10)	1.69%	1.52%	17	bps	1.68%	1.70%	(2	)bps
Net charge-off rate (excluding Acquired Loans)(11)	1.86	1.73	13		1.87	1.96	(9)

(Dollars in millions, except as noted)	September 30, 2015	December 31, 2014	Change
Balance sheet (period end)
Loans held for investment	$213,329	$208,316	2%
Interest-earning assets	283,073	277,849	2
Total assets	313,700	308,167	2
Interest-bearing deposits	187,848	180,467	4
Total deposits	212,903	205,548	4
Borrowings	42,778	48,457	(12)
Common equity	44,391	43,231	3
Total stockholders’ equity	47,685	45,053	6
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,847	$4,383	11%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.27%	2.10%	17	bps
Allowance as a percentage of loans held for investment (excluding Acquired Loans)(11)	2.49	2.36	13
30+ day performing delinquency rate	2.63	2.62	1
30+ day performing delinquency rate (excluding Acquired Loans)(11)	2.90	2.95	(5)
30+ day delinquency rate	2.95	2.91	4
30+ day delinquency rate (excluding Acquired Loans)(11)	3.25	3.28	(3)
Capital ratios
Common equity Tier 1 capital ratio	12.1%	12.5%	(40	)bps
Tier 1 risk-based capital ratio	13.4	13.2	20
Total risk-based capital ratio	15.1	15.1	—
Tier 1 leverage ratio	11.1	10.8	30
Tangible common equity ratio(12)	9.8	9.5	30
Supplementary leverage ratio(13)	9.6	N/A	**
Other
Employees (in thousands), period end	46.9	46.0	2%
__________

**	Change is not meaningful.

3	Capital One Financial Corporation (COF)

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $1.1 billion ($1.98 per diluted common share) on total net revenue of $5.9 billion and net income of $3.1 billion ($5.48 per diluted common share) on total net revenue of $17.2 billion for the third quarter and first nine months of 2015, respectively. In comparison, we reported net income of $1.1 billion ($1.86 per diluted common share) on total net revenue of $5.6 billion and net income of $3.4 billion ($5.86 per diluted common share) on total net revenue of $16.5 billion for the third quarter and first nine months of 2014, respectively.
Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 12.1% and 12.5% as of September 30, 2015 and December 31, 2014, respectively. We formally entered parallel run for Basel III Advanced Approaches on January 1, 2015. See “Capital Management” below for additional information.
On March 11, 2015, we announced that our Board of Directors authorized the repurchase of up to $3.125 billion of shares of our common stock (the “2015 Stock Repurchase Program”). Through the end of the third quarter of 2015, we repurchased approximately $1.3 billion of common stock as part of this program and expect to complete the 2015 Stock Repurchase Program by the end of the second quarter of 2016. See “Capital Management” below for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2015. These highlights are generally based on a comparison between the results of the third quarter and first nine months of 2015 and 2014, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2015, compared to our financial condition and credit performance as of December 31, 2014. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•
Earnings: Our net income increased by $33 million to $1.1 billion in the third quarter of 2015, compared to the third quarter of 2014, and decreased by $299 million to $3.1 billion in the first nine months of 2015, compared to the first nine months of 2014. The decrease in net income from continuing operations in the first nine months of 2015 was driven by (i) an increase in the provision for credit losses due to an allowance build in our credit card loan portfolio in 2015 as a result of continued loan growth and higher loss expectations on recent loan originations compared to an allowance release in the first nine months of 2014; and (ii) an increase in non-interest expense driven by higher operating and marketing expenses associated with loan growth, and continued technology and infrastructure investments. We recorded a build in the U.K. Payment Protection Insurance customer refund reserve (“U.K. PPI Reserve”) of $69 million in the third quarter of 2015 and $78

4	Capital One Financial Corporation (COF)

million in the second quarter of 2015, reflecting recent U.K. regulatory developments and our updated estimate of future complaint levels. In the second quarter of 2015, we also recorded restructuring charges of $157 million for severance and related benefits pursuant to our ongoing benefit programs, which included $147 million as a result of the realignment of our workforce. These drivers were partially offset by (i) higher interest income due to growth in our credit card, auto and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase in non-interest income primarily attributable to higher net interchange fees, partially offset by lower customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business and the build in our U.K. PPI Reserve in our International Card business. The increase in net income from discontinued operations in the first nine months of 2015 was primarily driven by a reduction in our mortgage representation and warranty reserve in the second quarter of 2015 resulting from favorable industry legal developments.

•
Loans Held for Investment: Period-end loans held for investment increased by $5.0 billion to $213.3 billion as of September 30, 2015 from December 31, 2014. Average loans held for investment increased by $11.8 billion to $211.2 billion in the third quarter of 2015, compared to the third quarter of 2014, and increased by $11.5 billion to $207.6 billion in the first nine months of 2015. The increases were primarily driven by continued loan growth in our credit card, auto and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate increased by 17 basis points to 1.69% in the third quarter of 2015, compared to the third quarter of 2014, primarily driven by rising losses due to the seasoning of recent credit card loan originations. Our net charge-off rate decreased by 2 basis points to 1.68%, in the first nine months of 2015, compared to the first nine months of 2014, primarily due to higher average loan balances in 2015. Net charge-off rates remained low compared to our historical trends due to continued economic improvement and the seasoned nature of our overall credit card loan portfolio. Our 30+ day delinquency rate increased by 4 basis points to 2.95% as of September 30, 2015, from 2.91% as of December 31, 2014, primarily attributable to higher delinquencies due to the seasoning of recent credit card loan originations. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $464 million to $4.8 billion as of September 30, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by continued loan growth, coupled with our expectations for rising charge-off rates in our domestic credit card portfolio, as well as adverse market conditions impacting our oil and gas portfolios and the taxi-lending component of our transportation loan portfolio within our Commercial Banking business. These factors also contributed to a higher allowance coverage ratio, which increased by 17 basis points to 2.27% as of September 30, 2015 from December 31, 2014.

Business Segment Financial Performance
Table 2 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the third quarter and first nine months of 2015 and 2014. We provide information on the allocation methodologies used to derive our business segment results under “Note 19—Business Segments” in our 2014 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the United States of America (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.
Table 2: Business Segment Results

	Three Months Ended September 30,
	2015				2014
	Total Net Revenue (Loss)(1)		Net Income(2)		Total Net Revenue (Loss)(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,724	63%	$670	60%	$3,473	62%	$624	55%
Consumer Banking	1,617	27	273	25	1,604	28	289	26
Commercial Banking(3)	562	10	137	12	561	10	182	16
Other(4)	(3)	—	38	3	1	—	30	3
Total from continuing operations	$5,900	100%	$1,118	100%	$5,639	100%	$1,125	100%

5	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2015				2014
	Total Net Revenue (Loss)(1)		Net Income(2)		Total Net Revenue (Loss)(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$10,684	62%	$1,801	58%	$10,083	61%	$1,960	57%
Consumer Banking	4,849	28	830	27	4,788	29	953	28
Commercial Banking(3)	1,726	10	464	15	1,614	10	490	14
Other(4)	(40)	—	9	—	(8)	—	50	1
Total from continuing operations	$17,219	100%	$3,104	100%	$16,477	100%	$3,453	100%
__________

(1)	Total net revenue (loss) consists of net interest income (expense) and non-interest income.

(2)	Net income for our business segments and the Other category is based on income from continuing operations, net of tax.

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

(4)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expenses that do not directly support the operations of the business segments and other items as described in “Note 19—Business Segments” in our 2014 Form 10-K.

Credit Card: Our Credit Card business generated net income from continuing operations of $670 million and $1.8 billion in the third quarter and first nine months of 2015, respectively, compared to net income from continuing operations of $624 million and $2.0 billion in the third quarter and first nine months of 2014, respectively. The decrease in net income in the first nine months of 2015 was due to (i) higher provision for credit losses driven by an allowance build as a result of continued loan growth, coupled with our expectations for rising charge-off rates in our Domestic Card business, compared to an allowance release in the first nine months of 2014; and (ii) higher non-interest expense due to higher operating and marketing expenses associated with loan growth and a build in our U.K. PPI Reserve. These drivers were partially offset by (i) higher net interest income primarily driven by loan growth; and (ii) higher non-interest income attributable to an increase in net interchange fees partially offset by a decline in customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business and a build in our U.K. PPI Reserve. Period-end loans held for investment increased by $4.3 billion to $90.1 billion as of September 30, 2015 from December 31, 2014, primarily due to loan growth in the Domestic Card business.
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $273 million and $830 million in the third quarter and first nine months of 2015, respectively, compared to net income from continuing operations of $289 million and $953 million in the third quarter and first nine months of 2014, respectively. The decrease in net income in the first nine months of 2015 was primarily attributable to a higher provision for credit losses due to a higher allowance build and higher net charge-offs in our auto loan portfolio, as well as higher non-interest expense largely driven by increases in technology and infrastructure spending in our retail banking business and operating expenses due to growth in our auto loan portfolio. The decrease was partially offset by higher revenue generated by growth in our auto loan portfolio, which was partially offset by the planned run-off of the acquired home loan portfolio and margin compression in auto loans. Period-end loans held for investment decreased by $449 million to $71.0 billion as of September 30, 2015 from December 31, 2014, primarily due to the planned run-off of our acquired home loan portfolio, partially offset by the growth in the auto loan portfolio.
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $137 million and $464 million in the third quarter and first nine months of 2015, respectively, compared to net income from continuing operations of $182 million and $490 million in the third quarter and first nine months of 2014, respectively. The decrease in net income in the first nine months of 2015 was primarily attributable to a higher provision for credit losses due to a larger build in both the allowance and reserve for unfunded lending commitments, and higher net charge-offs resulting from adverse market conditions impacting our oil and gas portfolios and the taxi-lending component of our transportation loan portfolio, as well as higher non-interest expense largely driven by higher operating expenses associated with continued growth in our Commercial Banking business. This was partially offset by higher net interest income driven by an increase in our average commercial loan portfolio and increased non-interest income driven by increased revenue from fee-based services and products related to our multifamily finance business. Period-end loans held for investment increased by $1.2 billion to $52.1 billion as of September 30, 2015 from December 31, 2014, driven by loan growth in the commercial and industrial and commercial and multifamily real estate loan portfolios.

6	Capital One Financial Corporation (COF)

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
Total Company Expectations
We delivered attractive risk-adjusted returns in the third quarter of 2015, highlighted by strong growth in our Domestic Card business. We continue to expect the full-year 2015 efficiency ratio to be around 55%, excluding adjusting items. We expect modest improvement in the full-year 2016 efficiency ratio. We believe we are positioned to deliver attractive shareholder returns over the long term, with growth potential and sustained returns at the higher end of banks, as well as significant capital distribution, subject to regulatory approval.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2015 capital plan, we increased our quarterly common stock dividend from $0.30 per share to $0.40 per share starting in the second quarter of 2015. We also expect to repurchase up to $3.125 billion of shares of our common stock pursuant to the 2015 Stock Repurchase Program through the second quarter of 2016. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, and our capital position and amount of retained earnings. The 2015 Stock Repurchase Program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the quarterly charge-off rate to be in the mid-to-high three percent range in the fourth quarter. In 2016, we expect the full-year charge-off rate to be around four percent, with quarterly seasonal variability. Loan growth coupled with our expectations for a rising charge-off rate drove an allowance build in the current quarter, and we expect these same factors to drive allowance additions going forward.
Consumer Banking: We expect persistently low interest rates will continue to pressure returns in our deposit businesses, even if rates begin to rise in 2016. We expect this pressure, along with other headwinds, including the planned run-off in our acquired home loan portfolio and revenue margin compression in our auto business due to continuing competitive pressure and the shift toward prime loans, to have a negative impact on revenue and the efficiency ratio for the remainder of 2015 and in 2016.
Commercial Banking: Growth in our Commercial Banking business has slowed compared to prior periods because of actions we are taking in response to market conditions. While increasing competition continues to put pressure on loan terms and pricing in our commercial real estate and commercial and industrial loan portfolios, we continue to see good growth opportunities in select specialty industry verticals.

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

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting for Derivative Assets and Liabilities
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a right of setoff exists. This newly adopted policy is preferable as it more accurately reflects the Company’s counterparty credit risk as well as our contractual rights and obligations under these arrangements. Further, this change will align our presentation with that of the majority of our peer institutions. We retrospectively adopted this change in accounting principle and our consolidated balance sheet has been recast for all prior periods presented. See “Note 1—Summary of Significant Accounting Policies” for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2015 and 2014. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets and interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, and other borrowings. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-

7	Capital One Financial Corporation (COF)

earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.
Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the third quarter and first nine months of 2015 and 2014.
Table 3: Average Balances, Net Interest Income and Net Interest Margin(1)

	Three Months Ended September 30,
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$80,678	$2,884	14.30%	$71,776	$2,594	14.46%
International credit card	8,048	299	14.86	7,710	317	16.45
Total credit card	88,726	3,183	14.35	79,486	2,911	14.65
Consumer banking	71,374	1,113	6.24	71,237	1,100	6.18
Commercial banking	51,879	416	3.21	49,218	417	3.39
Other	97	41	169.07	125	35	112.00
Total loans, including loans held for sale	212,076	4,753	8.96	200,066	4,463	8.92
Investment securities	63,541	386	2.43	62,582	398	2.54
Cash equivalents and other interest-earning assets	7,465	25	1.34	6,242	26	1.67
Total interest-earning assets	$283,082	$5,164	7.30	$268,890	$4,887	7.27
Cash and due from banks	2,907			2,907
Allowance for loan and lease losses	(4,671)			(3,995)
Premises and equipment, net	3,698			3,778
Other assets	28,806			27,333
Total assets	$313,822			$298,913
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$185,800	$271	0.58	$179,928	$271	0.60
Securitized debt obligations	14,881	39	1.05	10,110	32	1.27
Senior and subordinated notes	20,806	82	1.58	17,267	71	1.64
Other borrowings and liabilities	10,114	12	0.47	12,937	16	0.49
Total interest-bearing liabilities	$231,601	$404	0.70	$220,242	$390	0.71
Non-interest bearing deposits	25,174			25,271
Other liabilities	8,591			8,573
Total liabilities	265,366			254,086
Stockholders’ equity	48,456			44,827
Total liabilities and stockholders’ equity	$313,822			$298,913
Net interest income/spread		$4,760	6.60		$4,497	6.56
Impact of non-interest bearing funding			0.13			0.13
Net interest margin			6.73%			6.69%

8	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$77,235	$8,191	14.14%	$70,321	$7,491	14.20%
International credit card	7,946	876	14.70	7,674	954	16.58
Total credit card	85,181	9,067	14.19	77,995	8,445	14.44
Consumer banking	71,528	3,354	6.25	71,042	3,297	6.19
Commercial banking	51,631	1,250	3.23	47,324	1,224	3.45
Other	104	153	196.15	131	83	84.48
Total loans, including loans held for sale	208,444	13,824	8.84	196,492	13,049	8.85
Investment securities	63,500	1,174	2.47	62,411	1,223	2.61
Cash equivalents and other interest-earning assets	7,444	77	1.38	6,162	80	1.73
Total interest-earning assets	$279,388	$15,075	7.19	$265,065	$14,352	7.22
Cash and due from banks	2,928			2,853
Allowance for loan and lease losses	(4,485)			(4,132)
Premises and equipment, net	3,704			3,808
Other assets	28,611			27,912
Total assets	$310,146			$295,506
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$184,258	$814	0.59	$181,587	$819	0.60
Securitized debt obligations	13,233	108	1.09	10,419	109	1.39
Senior and subordinated notes	20,580	241	1.56	15,822	226	1.90
Other borrowings and liabilities	11,214	39	0.46	11,091	36	0.43
Total interest-bearing liabilities	$229,285	$1,202	0.70	$218,919	$1,190	0.72
Non-interest bearing deposits	25,076			24,196
Other liabilities	8,409			8,563
Total liabilities	262,770			251,678
Stockholders’ equity	47,376			43,828
Total liabilities and stockholders’ equity	$310,146			$295,506
Net interest income/spread		$13,873	6.49		$13,162	6.50
Impact of non-interest bearing funding			0.13			0.12
Net interest margin			6.62%			6.62%
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

(2)
Past due fees included in interest income totaled approximately $373 million and $1.1 billion in the third quarter and first nine months of 2015, respectively, and $368 million and $1.1 billion in the third quarter and first nine months of 2014, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
Net interest income increased by $263 million to $4.8 billion in the third quarter of 2015 compared to the third quarter of 2014, and increased by $711 million to $13.9 billion in the first nine months of 2015 compared to the first nine months of 2014. These increases were primarily driven by growth in our credit card, auto and commercial loan portfolios. Net interest margin increased by 4 basis points to 6.73% in the third quarter of 2015 compared to the third quarter of 2014 and remained consistent at 6.62% in the first nine months of 2015 compared to the first nine months of 2014. The relatively consistent net interest margin reflected the shift in the mix of our overall loan portfolio to credit card loans as a result of continued loan growth in our domestic card loan

9	Capital One Financial Corporation (COF)

portfolio and the planned run-off of the acquired home loan portfolio, as well as lower wholesale funding costs; offset by the impact of declining yields in our auto, commercial, international credit card and investment securities portfolios. The lower yield in the international credit card loan portfolio also reflected the impact from the build in the U.K. PPI Reserve in the second and third quarters of 2015.
Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$272	$332	$(60)	$622	$765	$(143)
Consumer banking	13	2	11	57	23	34
Commercial banking	(1)	21	(22)	26	104	(78)
Other	6	(8)	14	70	(17)	87
Total loans, including loans held for sale	290	347	(57)	775	875	(100)
Investment securities	(12)	6	(18)	(49)	20	(69)
Cash equivalents and other interest-earning assets	(1)	4	(5)	(3)	13	(16)
Total interest income	277	357	(80)	723	908	(185)
Interest expense:
Deposits	—	9	(9)	(5)	12	(17)
Securitized debt obligations	7	12	(5)	(1)	23	(24)
Senior and subordinated notes	11	14	(3)	15	56	(41)
Other borrowings and liabilities	(4)	(3)	(1)	3	—	3
Total interest expense	14	32	(18)	12	91	(79)
Net interest income	$263	$325	$(62)	$711	$817	$(106)
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

Non-Interest Income
Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees, and other non-interest income. Other non-interest income includes the pre-tax net benefit for mortgage representation and warranty losses related to continuing operations, gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, and hedge ineffectiveness, which we generally do not allocate to our business segments because it relates to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

10	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest income for the third quarter and first nine months of 2015 and 2014.
Table 5: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Service charges and other customer-related fees	$423	$471	$1,289	$1,405
Interchange fees, net	555	523	1,618	1,498
Net other-than-temporary impairment recognized in earnings	(5)	(9)	(27)	(15)
Other non-interest income:
Benefit for mortgage representation and warranty losses(1)	7	—	15	15
Net gains from the sale of investment securities	3	6	4	18
Net fair value gains on free-standing derivatives	25	11	47	37
Other	132	140	400	357
Total other non-interest income	167	157	466	427
Total non-interest income	$1,140	$1,142	$3,346	$3,315
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

Non-interest income remained relatively consistent at $1.1 billion and $3.3 billion in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014. The main drivers for the movements include an increase in net interchange fees due to higher purchase volume in our Credit Card business offset by a decrease in customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business and a build in the U.K. PPI Reserve in our International Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.1 billion and $3.2 billion in the third quarter and first nine months of 2015, respectively, compared to $993 million and $2.4 billion in the third quarter and first nine months of 2014, respectively. The provision for credit losses as a percentage of net interest income was 22.9% and 22.7% in the third quarter and first nine months of 2015, respectively, compared to 22.1% and 18.5% in the third quarter and first nine months of 2014, respectively.
Our provision for credit losses increased by $99 million and $724 million in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014, respectively. The increase in the third quarter was primarily driven by (i) higher net charge-offs due to continued loan growth in our domestic credit card portfolio; and (ii) higher net charge-offs and a larger build in both the allowance and reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolios and the taxi-lending component of our transportation loan portfolio in our Commercial Banking business. The increase in the first nine months of 2015 was primarily attributable to an allowance build in our credit card loan portfolio in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates, as compared to an allowance release in the first nine months of 2014 due to improved credit outlook and delinquency inventories; as well as the changes in our Commercial Banking business as discussed above.
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

11	Capital One Financial Corporation (COF)

Non-Interest Expense
Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other non-interest expenses, as well as marketing costs and amortization of intangibles.
Table 6 displays the components of non-interest expense for the third quarter and first nine months of 2015 and 2014.
Table 6: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Salaries and associate benefits	$1,189	$1,128	$3,760	$3,414
Occupancy and equipment	444	419	1,318	1,271
Marketing	418	392	1,180	1,052
Professional services	313	304	943	887
Communications and data processing	226	196	636	595
Amortization of intangibles	106	130	327	409
Other non-interest expense:
Collections	79	90	249	287
Fraud losses	76	67	217	197
Bankcard, regulatory and other fee assessments	113	118	330	345
Other	196	141	556	439
Other non-interest expense	464	416	1,352	1,268
Total non-interest expense	$3,160	$2,985	$9,516	$8,896
Non-interest expense increased by $175 million to $3.2 billion in the third quarter of 2015 as compared to the third quarter of 2014, and increased by $620 million to $9.5 billion in the first nine months of 2015 as compared to the first nine months of 2014. The increases were primarily due to (i) higher marketing expenses in our Credit Card business and operating expenses related to growth in our credit card, auto and commercial loan portfolios; (ii) a build in the U.K. PPI Reserve and increased restructuring charges for severance and related benefits pursuant to our ongoing benefit programs; and (iii) continued technology and infrastructure investments. These increases were partially offset by a decline in the amortization of intangibles.
(Loss) Income from Discontinued Operations, Net of Tax
(Loss) income from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007. Loss from discontinued operations, net of tax, was $4 million and income from discontinued operations, net of tax, was $26 million in the third quarter and first nine months of 2015, respectively, compared to losses of $44 million and $24 million in the third quarter and first nine months of 2014, respectively. We recorded a provision net of tax for mortgage representation and warranty reserve of $2 million ($3 million before tax) and a benefit net of tax of $27 million ($43 million before tax) in the third quarter and first nine months of 2015, respectively, compared to a provision net of tax of $44 million ($70 million before tax) and $21 million ($34 million before tax) in the third quarter and first nine months of 2014, respectively.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 14—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provisions of $530 million (32.2% effective income tax rate) and $1.4 billion (31.7% effective income tax rate) in the third quarter and first nine months of 2015, respectively, compared to the income tax provision of $536 million (32.3% effective income tax rate) and $1.7 billion (32.9% effective income tax rate) in the third quarter and first nine months of

12	Capital One Financial Corporation (COF)

2014, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the third quarter and first nine months of 2015, from the third quarter and first nine months of 2014, was primarily due to higher discrete tax benefits and increased tax credits, partially offset by a reduced benefit of lower taxed foreign earnings in the third quarter of 2015. We recorded net discrete tax benefits of $10 million and $15 million in the third quarter and first nine months of 2015, respectively. In comparison, we recorded a net discrete tax expense of less than $1 million and $28 million in the third quarter and first nine months of 2014, respectively. Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 32.7% and 32.1% in the third quarter and first nine months of 2015, respectively, and 32.3% and 32.4% in the third quarter and first nine months of 2014, respectively.
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
Below we summarize our business segment results for the third quarter and first nine months of 2015 and 2014 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of September 30, 2015, compared to December 31, 2014. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”
Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, fees collected from customers and interchange income net of rewards expense. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing expenses and marketing expenses.
Our Credit Card business generated net income from continuing operations of $670 million and $1.8 billion in the third quarter and first nine months of 2015, respectively, and $624 million and $2.0 billion in the third quarter and first nine months of 2014, respectively.

13	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$2,866	$2,627	9%		$8,165	$7,613	7%
Non-interest income	858	846	1		2,519	2,470	2
Total net revenue(1)	3,724	3,473	7		10,684	10,083	6
Provision for credit losses	831	787	6		2,395	1,894	26
Non-interest expense	1,848	1,730	7		5,481	5,175	6
Income from continuing operations before income taxes	1,045	956	9		2,808	3,014	(7)
Income tax provision	375	332	13		1,007	1,054	(4)
Income from continuing operations, net of tax	$670	$624	7		$1,801	$1,960	(8)
Selected performance metrics:
Average loans held for investment(2)	$88,450	$79,494	11		$84,999	$78,005	9
Average yield on loans held for investment(3)	14.39%	14.65%	(26	)bps	14.22%	14.44%	(22	)bps
Total net revenue margin(4)	16.84	17.48	(64)		16.76	17.24	(48)
Net charge-offs	$655	$572	15%		$2,077	$2,037	2%
Net charge-off rate	2.96%	2.88%	8	bps	3.26%	3.48%	(22	)bps
Card loan premium amortization and other intangible accretion(5)	$5	$18	(72)%		$23	$86	(73)%
Purchased credit card relationship (“PCCR”) intangible amortization	78	90	(13)		242	282	(14)
Purchase volume(6)	69,875	57,474	22		195,817	161,266	21

(Dollars in millions)	September 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$90,135	$85,876	5%
30+ day performing delinquency rate	3.24%	3.24%	—
30+ day delinquency rate	3.29	3.30	(1	)bps
Nonperforming loan rate	0.07	0.08	(1)
Allowance for loan and lease losses	$3,484	$3,204	9%
Allowance coverage ratio(7)	3.86%	3.73%	13	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $195 million and $510 million in the third quarter and first nine months of 2015, respectively, and by $164 million and $480 million in the third quarter and first nine months of 2014, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $242 million and $216 million as of September 30, 2015 and December 31, 2014, respectively.

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

(7)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

14	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, and changes in financial condition and credit performance between September 30, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $239 million to $2.9 billion in the third quarter of 2015, and increased by $552 million to $8.2 billion in the first nine months of 2015. The increases in net interest income were primarily driven by loan growth in our Domestic Card business.

•
Non-Interest Income: Non-interest income increased by $12 million to $858 million in the third quarter of 2015, and increased by $49 million to $2.5 billion in the first nine months of 2015. The increases were primarily attributable to an increase in net interchange fees driven by higher purchase volume, partially offset by a decline in customer-related fees primarily due to the continued run-off of the payment protection products in our Domestic Card business and a build in our U.K. PPI Reserve in our International Card business, a portion of which is recognized as contra revenue.

•
Provision for Credit Losses: The provision for credit losses increased by $44 million to $831 million in the third quarter of 2015, primarily driven by higher net charge-offs due to recent loan growth in our Domestic Card business. The provision for credit losses increased by $501 million to $2.4 billion in the first nine months of 2015, primarily driven by a build in the allowance for loan and lease losses in 2015 due to continued loan growth, coupled with our expectations for rising charge-off rates, as compared to an allowance release in the first nine months of 2014 as a result of improved credit outlook and delinquency inventories, as well as higher net charge-offs in our Domestic Card business.

•
Non-Interest Expense: Non-interest expense increased by $118 million to $1.8 billion in the third quarter of 2015, and increased by $306 million to $5.5 billion in the first nine months of 2015. These increases were due to higher operating expenses and marketing expenses associated with loan growth, and a build in our U.K. PPI Reserve in the second and third quarters of 2015, partially offset by lower intangibles amortization expense.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.3 billion to $90.1 billion as of September 30, 2015 from December 31, 2014, primarily due to growth in our Domestic Card business. Average loans held for investment increased by $9.0 billion to $88.5 billion in the third quarter of 2015 compared to the third quarter of 2014, and increased by $7.0 billion to $85.0 billion in the first nine months of 2015 compared to the first nine months of 2014, primarily due to loan growth in the Domestic Card business.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate increased by 8 basis points to 2.96% in the third quarter of 2015 compared to the third quarter of 2014, primarily driven by higher losses due to the seasoning of recent loan originations. The net charge-off rate decreased by 22 basis points to 3.26% in the first nine months of 2015 compared to the first nine months of 2014, primarily due to loan growth during 2015. The 30+ day delinquency rate decreased by 1 basis point to 3.29% as of September 30, 2015 from December 31, 2014.

Domestic Card Business
Domestic Card generated net income from continuing operations of $639 million and $1.7 billion in the third quarter and first nine months of 2015, respectively, compared to net income from continuing operations of $550 million and $1.8 billion in the third quarter and first nine months of 2014, respectively. Domestic Card accounted for 92% of total net revenues of our Credit Card business in both the third quarter and first nine months of 2015, compared to 90% in both the third quarter and first nine months of 2014. Income attributable to Domestic Card represented 95% of net income for our Credit Card business in both the third quarter and first nine months of 2015, compared to 88% and 89% in the third quarter and first nine months of 2014, respectively. The higher portion of total net revenue attributable to Domestic Card was primarily due to the impact of foreign exchange rates driven by the strengthening of the U.S. dollar, as well as the build in our U.K. PPI Reserve in our International Card business.

15	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$2,613	$2,361	11%		$7,429	$6,809	9%
Non-interest income	814	763	7		2,353	2,233	5
Total net revenue(1)	3,427	3,124	10		9,782	9,042	8
Provision for credit losses	796	738	8		2,259	1,728	31
Non-interest expense	1,630	1,530	7		4,831	4,588	5
Income from continuing operations before income taxes	1,001	856	17		2,692	2,726	(1)
Income tax provision	362	306	18		974	974	—
Income from continuing operations, net of tax	$639	$550	16		$1,718	$1,752	(2)
Selected performance metrics:
Average loans held for investment(2)	$80,402	$71,784	12		$77,053	$70,331	10
Average yield on loans held for investment(3)	14.35%	14.46%	(11	)bps	14.17%	14.20%	(3	)bps
Total net revenue margin(4)	17.05	17.41	(36)		16.93	17.14	(21)
Net charge-offs	$619	$508	22%		$1,933	$1,818	6%
Net charge-off rate	3.08%	2.83%	25	bps	3.35%	3.45%	(10	)bps
Card loan premium amortization and other intangible accretion(5)	$5	$18	(72)%		$23	$86	(73)%
PCCR intangible amortization	78	90	(13)		242	282	(14)
Purchase volume(6)	63,777	53,690	19		178,000	150,482	18

(Dollars in millions)	September 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$82,178	$77,704	6%
30+ day delinquency rate	3.28%	3.27%	1	bps
Allowance for loan and lease losses	$3,196	$2,878	11%
Allowance coverage ratio(7)	3.89%	3.70%	19	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. The primary driver of the changes in net income for our Domestic Card business was continued loan growth which drove higher revenue, higher provision for credit losses and higher operating and marketing expenses.

16	Capital One Financial Corporation (COF)

International Card Business
International Card generated net income from continuing operations of $31 million and $83 million in the third quarter and first nine months of 2015, respectively, compared to net income from continuing operations of $74 million and $208 million in the third quarter and first nine months of 2014, respectively. The decreases in the third quarter and first nine months of 2015 were primarily due to a build in our U.K. PPI Reserve in the second and third quarters of 2015, which resulted in a reduction to net revenue and an increase in non-interest expense, and the impact of foreign exchange rates driven by the strengthening of the U.S. dollar in the first nine months of 2015, which were partially offset by lower provision for credit losses primarily driven by a decrease in net charge-offs due to recent credit improvement and higher recoveries from debt sales.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$253	$266	(5)%		$736	$804	(8)%
Non-interest income	44	83	(47)		166	237	(30)
Total net revenue	297	349	(15)		902	1,041	(13)
Provision for credit losses	35	49	(29)		136	166	(18)
Non-interest expense	218	200	9		650	587	11
Income from continuing operations before income taxes	44	100	(56)		116	288	(60)
Income tax provision	13	26	(50)		33	80	(59)
Income from continuing operations, net of tax	$31	$74	(58)		$83	$208	(60)
Selected performance metrics:
Average loans held for investment(1)	$8,048	$7,710	4		$7,946	$7,674	4
Average yield on loans held for investment(2)	14.88%	16.42%	(154	)bps	14.70%	16.60%	(190	)bps
Total net revenue margin(3)	14.77	18.13	(336)		15.14	18.09	(295)
Net charge-offs	$36	$64	(44)%		$144	$219	(34)%
Net charge-off rate	1.80%	3.32%	(152	)bps	2.41%	3.81%	(140	)bps
Purchase volume(4)	$6,098	$3,784	61%		$17,817	$10,784	65%

(Dollars in millions)	September 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(1)	$7,957	$8,172	(3)%
30+ day performing delinquency rate	2.81%	2.94%	(13	)bps
30+ day delinquency rate	3.39	3.60	(21)
Nonperforming loan rate	0.77	0.86	(9)
Allowance for loan and lease losses	$288	$326	(12)%
Allowance coverage ratio(5)	3.62%	3.99%	(37	)bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(2)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

(4)	Consists of international card purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.

(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

17	Capital One Financial Corporation (COF)

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
Our Consumer Banking business generated net income from continuing operations of $273 million and $830 million in the third quarter and first nine months of 2015, respectively, and $289 million and $953 million in the third quarter and first nine months of 2014, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$1,443	$1,425	1%		$4,321	$4,289	1%
Non-interest income	174	179	(3)		528	499	6
Total net revenue	1,617	1,604	1		4,849	4,788	1
Provision for credit losses(1)	188	198	(5)		579	481	20
Non-interest expense	1,001	956	5		2,969	2,824	5
Income from continuing operations before income taxes	428	450	(5)		1,301	1,483	(12)
Income tax provision	155	161	(4)		471	530	(11)
Income from continuing operations, net of tax	$273	$289	(6)		$830	$953	(13)
Selected performance metrics:
Average loans held for investment:(2)
Auto	$40,560	$35,584	14		$39,505	$33,993	16
Home loan	26,934	31,859	(15)		28,217	33,258	(15)
Retail banking	3,603	3,605	—		3,578	3,616	(1)
Total consumer banking	$71,097	$71,048	—		$71,300	$70,867	1
Average yield on loans held for investment(3)	6.25%	6.18%	7	bps	6.26%	6.19%	7	bps
Average deposits	$170,816	$168,407	1%		$170,500	$168,925	1%
Average deposit interest rate	0.56%	0.58%	(2	)bps	0.57%	0.58%	(1	)bps
Core deposit intangible amortization	$19	$26	(27)%		$62	$84	(26)%
Net charge-offs	203	190	7		498	460	8
Net charge-off rate	1.14%	1.07%	7	bps	0.93%	0.87%	6	bps
Net charge-off rate (excluding Acquired Loans)(4)	1.58	1.65	(7)		1.33	1.37	(4)
Auto loan originations	$5,590	$5,410	3%		$16,208	$15,513	4%

18	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(2)
Auto	$41,052	$37,824	9%
Home loan	26,340	30,035	(12)
Retail banking	3,598	3,580	1
Total consumer banking	$70,990	$71,439	(1)
30+ day performing delinquency rate	3.62%	3.60%	2	bps
30+ day performing delinquency rate (excluding Acquired Loans)(4)	5.01	5.34	(33)
30+ day delinquency rate	4.22	4.23	(1)
30+ day delinquency rate (excluding Acquired Loans)(4)	5.83	6.28	(45)
Nonperforming loans rate	0.76	0.77	(1)
Nonperforming loans rate (excluding Acquired Loans)(4)	1.05	1.14	(9)
Nonperforming asset rate(5)	1.05	1.06	(1)
Nonperforming asset rate (excluding Acquired Loans)(4)(5)	1.44	1.57	(13)
Allowance for loan and lease losses(1)	$860	$779	10%
Allowance coverage ratio(6)	1.21%	1.09%	12	bps
Deposits	$170,866	$168,078	2%
Loans serviced for others	7,368	6,701	10
__________

(1)
The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We recorded a reserve for unfunded lending commitments of $8 million and $7 million as of September 30, 2015 and December 31, 2014, respectively.

(2)
The period-end consumer banking loans held for investments includes Acquired Loans with carrying values of $19.6 billion and $23.3 billion as of September 30, 2015 and December 31, 2014, respectively. The average balance of consumer banking loans held for investment includes Acquired Loans of $20.0 billion and $24.9 billion in the third quarter of 2015 and 2014, respectively, and $21.3 billion and $26.2 billion in the first nine months of 2015 and 2014, respectively.

(3)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(4)	See “Credit Risk Profile” and “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for additional information on the impact of Acquired Loans on our credit quality metrics.

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
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, and changes in financial condition and credit performance between September 30, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $18 million to $1.4 billion in the third quarter of 2015 and increased by $32 million to $4.3 billion in the first nine months of 2015 as compared to the third quarter and first nine months of 2014, as the higher net interest income generated by the growth in our auto loan portfolio was partially offset by lower net interest income from our home loan portfolio attributable to the planned run-off of the acquired portfolio and margin compression in auto loans.

Consumer Banking loan yields increased by 7 basis points to 6.3% in both the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014. The increases were driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the planned run-off of the acquired home loan portfolio. The increase in our auto loan portfolio in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased by 50 basis points to 8.0% and decreased by 64 basis points to 8.1% in the third quarter and first nine months of 2015, respectively. These decreases were primarily attributable to two factors: (i) a shift to a higher proportion of prime auto loans; and (ii) continued competition across the auto business. The average yield on the home loan portfolio increased by 7 basis points to 3.8% and increased

19	Capital One Financial Corporation (COF)

by 13 basis points to 3.9% in the third quarter and first nine months of 2015, respectively, as a result of higher payments on our acquired home loan portfolio.

•
Non-Interest Income: Non-interest income decreased by $5 million to $174 million in the third quarter of 2015. Non-interest income increased by $29 million to $528 million in the first nine months of 2015 primarily due to the gain on sales recognized on loans originated and sold within our home loan portfolio.

•
Provision for Credit Losses: The provision for credit losses decreased by $10 million to $188 million in the third quarter of 2015. The provision for credit losses increased by $98 million to $579 million in the first nine months of 2015 driven by an allowance build in our Consumer Banking business due to continued loan growth and higher losses on recent auto loan originations, coupled with higher net charge-offs in our auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $45 million to $1.0 billion in the third quarter of 2015, and increased by $145 million to $3.0 billion in the first nine months of 2015, largely due to continued technology and infrastructure investments in our retail banking business and increased operating expenses due to growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $449 million to $71.0 billion as of September 30, 2015 from December 31, 2014, primarily due to the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto loan portfolio. Average loans held for investment increased by $49 million to $71.1 billion in the third quarter of 2015 compared to the third quarter of 2014, and increased by $433 million to $71.3 billion in the first nine months of 2015 compared to the first nine months of 2014, due to growth in our auto loan portfolio outpacing the planned run-off of our acquired home loan portfolio.

•
Deposits: Period-end deposits increased by $2.8 billion to $170.9 billion as of September 30, 2015 from December 31, 2014, primarily driven by our continued focus on deposit relationships with existing customers and attracting new customers.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 7 basis points to 1.14% in the third quarter of 2015 compared to the third quarter of 2014, and increased by 6 basis points to 0.93% in the first nine months of 2015 compared to the first nine months of 2014. The increase in the net charge-off rates reflected the planned run-off of our acquired home loan portfolio, which generally does not have charge-offs since these loans were recorded at fair value at acquisition, and a greater portion of auto loans in our portfolio, which have a higher charge-off rate than other products within the total consumer banking loan portfolio. The 30+ day delinquency rate decreased by 1 basis point to 4.22% as of September 30, 2015 from December 31, 2014.

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
Our Commercial Banking business generated net income from continuing operations of $137 million and $464 million in the third quarter and first nine months of 2015, respectively, and $182 million and $490 million in the third quarter and first nine months of 2014, respectively.
Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

20	Capital One Financial Corporation (COF)

Table 9: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$454	$439	3%		$1,381	$1,296	7%
Non-interest income	108	122	(11)		345	318	8
Total net revenue(1)	562	561	—		1,726	1,614	7
Provision for credit losses(2)	75	9	733		184	61	202
Non-interest expense	272	268	1		814	790	3
Income from continuing operations before income taxes	215	284	(24)		728	763	(5)
Income tax provision	78	102	(24)		264	273	(3)
Income from continuing operations, net of tax	$137	$182	(25)		$464	$490	(5)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$23,305	$22,409	4		$23,092	$21,623	7
Commercial and industrial	27,620	25,512	8		27,411	24,562	12
Total commercial lending	50,925	47,921	6		50,503	46,185	9
Small-ticket commercial real estate	667	845	(21)		712	891	(20)
Total commercial banking	$51,592	$48,766	6		$51,215	$47,076	9
Average yield on loans held for investment(1)	3.21%	3.39%	(18	)bps	3.23%	3.45%	(22	)bps
Average deposits	$32,806	$31,772	3%		$32,809	$31,546	4%
Average deposit interest rate	0.25%	0.24%	1	bps	0.25%	0.24%	1	bps
Core deposit intangible amortization	$3	$5	(40)%		$11	$16	(31)%
Net charge-offs	33	(6)	**		43	1	**
Net charge-off (recovery) rate	0.26%	(0.05)%	31	bps	0.11%	0.00%	11	bps

(Dollars in millions)	September 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$23,585	$23,137	2%
Commercial and industrial	27,873	26,972	3
Total commercial lending	51,458	50,109	3
Small-ticket commercial real estate	654	781	(16)
Total commercial banking	$52,112	$50,890	2
Nonperforming loans rate	0.87%	0.34%	53	bps
Nonperforming asset rate(4)	0.87	0.36	51
Allowance for loan and lease losses(2)	$499	$395	26%
Allowance coverage ratio(5)	0.96%	0.78%	18	bps
Deposits	$32,751	$31,954	2%
Loans serviced for others(6)	16,927	14,131	20
__________

**	Change is not meaningful.

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

(2)
The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We recorded a reserve for unfunded lending commitments of $142 million and $106 million as of September 30, 2015 and December 31, 2014, respectively.

(3)
The period-end commercial banking loans held for investments includes Acquired Loans with carrying value of $131 million and $191 million as of September 30, 2015 and December 31, 2014, respectively. The average balance of commercial banking loans held for investment includes Acquired Loans of $133 million and $213 million in the third quarter of 2015 and 2014 respectively, and $153 million and $222 million in the first nine months of 2015 and 2014, respectively.

21	Capital One Financial Corporation (COF)

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
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, and changes in financial condition and credit performance between September 30, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $15 million to $454 million in the third quarter of 2015, and increased by $85 million to $1.4 billion in the first nine months of 2015. The increases were due to growth in commercial and industrial and commercial and multifamily real estate average loans, partially offset by lower loan yields driven by market and competitive pressures.

•
Non-Interest Income: Non-interest income decreased by $14 million to $108 million in the third quarter of 2015 due to pricing compression and differences in the timing of loan originations in our multifamily finance business. Non-interest income increased by $27 million to $345 million in the first nine months of 2015 primarily driven by increased revenue from fee-based services and products related to our multifamily finance business.

•
Provision for Credit Losses: The provision for credit losses increased by $66 million to $75 million in the third quarter of 2015, and increased by $123 million to $184 million in the first nine months of 2015. The increases were primarily driven by higher charge-offs and a larger build in both the allowance and the reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolios and the taxi-lending component of our transportation loan portfolio. See “MD&A—Table 18—Commercial Loans by Industry” for additional information about the composition of our commercial banking loan portfolio, and “Note 4—Loans” for additional information about credit metrics for our commercial banking loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $4 million to $272 million in the third quarter of 2015, and increased by $24 million to $814 million in the first nine months of 2015, driven by higher operating expenses associated with continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.2 billion to $52.1 billion as of September 30, 2015 from December 31, 2014 driven by loan growth in our commercial and industrial and commercial and multifamily real estate loan portfolios. Average loans held for investment increased by $2.8 billion to $51.6 billion in the third quarter of 2015 compared to the third quarter of 2014, and increased by $4.1 billion to $51.2 billion in the first nine months of 2015 compared to the first nine months of 2014, driven by loan growth in our commercial and industrial and commercial and multifamily real estate loan portfolios.

•
Deposits: Period-end deposits increased by $797 million to $32.8 billion as of September 30, 2015 from December 31, 2014, driven by our strategy to strengthen existing relationships with and increase liquidity from our commercial customers.

•
Net Charge-off and Nonperforming Statistics: The net charge-off rate increased by 31 basis points to 0.26% in the third quarter of 2015 compared to the third quarter of 2014, and increased by 11 basis points to 0.11% in the first nine months of 2015 compared to the first nine months of 2014. The nonperforming loans rate increased by 53 basis points to 0.87% as of September 30, 2015 from December 31, 2014. The increases in these rates reflect losses and credit risk rating downgrades in our oil and gas portfolios and the taxi-lending component of our transportation loan portfolio.

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

22	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Selected income statement data:
Net interest (expense) income	$(3)	$6	**	$6	$(36)	**
Non-interest income	—	(5)	**	(46)	28	**
Total net (loss) revenue(1)	(3)	1	**	(40)	(8)	**
Benefit for credit losses	(2)	(1)	100%	(2)	(4)	(50)%
Non-interest expense	39	31	26	252	107	136
Loss from continuing operations before income taxes	(40)	(29)	38	(290)	(111)	161
Income tax benefit	(78)	(59)	32	(299)	(161)	86
Income from continuing operations, net of tax	$38	$30	27	$9	$50	(82)
__________

**	Change is not meaningful.

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

Net income from continuing operations recorded in the Other category was $38 million and $9 million in the third quarter and first nine months of 2015, respectively, compared to a net income from continuing operations of $30 million and $50 million in the third quarter and first nine months of 2014, respectively. The reduction in net income in the first nine months of 2015 was primarily due to the restructuring charges for severance and related benefits pursuant to our ongoing benefit programs during the second quarter of 2015 and decreased net revenue from our Corporate Treasury function, partially offset by higher tax benefits.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $5.5 billion to $313.7 billion as of September 30, 2015 from December 31, 2014 primarily attributable to (i) an increase of $5.0 billion in loans held for investment due to growth in our credit card, auto and commercial portfolios, partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase of $1.1 billion in investment securities due to purchases outpacing sales, maturities and paydowns. Total liabilities increased by $2.9 billion to $266.0 billion as of September 30, 2015, primarily driven by higher deposit and outstanding debt due to new issuances outpacing maturities, partially offset by lower Federal Home Loan Banks (“FHLB”) advances resulting from lower liquidity-related short-term funding needs due to expected seasonality and increased long-term debt issuances. Stockholders’ equity increased by $2.6 billion to $47.7 billion as of September 30, 2015. The increase in stockholders’ equity was primarily attributable to our net income of $3.1 billion in the first nine months of 2015 and $1.5 billion of proceeds from the issuance of preferred stock, partially offset by $1.8 billion of share repurchases under our 2014 and 2015 Stock Repurchase Programs and dividend payments.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 90% and 86% of our total investment securities portfolio as of September 30, 2015 and December 31, 2014, respectively.
During the first nine months of 2015, the fair value of our investment portfolio increased by $1.2 billion to $64.3 billion as of September 30, 2015 from December 31, 2014 due to purchases outpacing maturities and paydowns.

23	Capital One Financial Corporation (COF)

We had gross unrealized gains of $808 million and gross unrealized losses of $130 million on available-for sale investment securities as of September 30, 2015, compared to gross unrealized gains of $886 million and gross unrealized losses of $237 million as of December 31, 2014. The marginal increase in net unrealized gains in the first nine months of 2015 was primarily driven by a decrease in interest rates. Of the $130 million in gross unrealized losses as of September 30, 2015, $94 million was related to securities that had been in a loss position for more than 12 months. We provide information on other-than-temporary impairment (“OTTI”) recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of September 30, 2015 and December 31, 2014.
Table 11: Investment Securities

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury securities	$4,412	$4,445	$4,114	$4,118
Corporate debt securities guaranteed by U.S. government agencies	356	355	819	800
RMBS:
Agency(1)	24,409	24,611	21,804	21,995
Non-agency	2,761	3,154	2,938	3,386
Total RMBS	27,170	27,765	24,742	25,381
CMBS:
Agency(1)	3,431	3,446	3,751	3,723
Non-agency	1,744	1,774	1,780	1,796
Total CMBS	5,175	5,220	5,531	5,519
Other ABS(2)	1,478	1,483	2,618	2,662
Other securities(3)	162	163	1,035	1,028
Total investment securities available for sale	$38,753	$39,431	$38,859	$39,508

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
U.S. Treasury securities	$198	$200	$0	$0
Agency RMBS	20,614	21,674	20,163	21,210
Agency CMBS	2,899	3,039	2,337	2,424
Total investment securities held to maturity	$23,711	$24,913	$22,500	$23,634
__________

(1)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(2)
ABS collateralized by credit card loans constituted approximately 65% and 56% of the other ABS portfolio as of September 30, 2015 and December 31, 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 10% and 16% of the other ABS portfolio as of September 30, 2015 and December 31, 2014, respectively.

(3)	Includes foreign government bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 95% and 93% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of September 30, 2015 and December 31, 2014, respectively, while approximately 5% and 6% was below investment grade as of September 30, 2015 and December 31, 2014,

24	Capital One Financial Corporation (COF)

respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of September 30, 2015 and December 31, 2014.
Table 12: Non-Agency Investment Securities Credit Ratings

	September 30, 2015				December 31, 2014
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$3,154	—	3%	97%	$3,386	—	3%	97%
Non-agency CMBS	1,774	100%	—	—	1,796	100%	—	—
Other ABS	1,483	99	1	—	2,662	90	5	5
Other securities	163	18	26	56	1,028	2	88	10
__________

(1)	Includes a small portion of investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unrestricted loans and loans restricted in our consolidated securitization trusts. Table 13 summarizes our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of September 30, 2015 and December 31, 2014.
Table 13: Loans Held for Investment

	September 30, 2015			December 31, 2014
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$90,135	$3,484	$86,651	$85,876	$3,204	$82,672
Consumer Banking	70,990	860	70,130	71,439	779	70,660
Commercial Banking	52,112	499	51,613	50,890	395	50,495
Other	92	4	88	111	5	106
Total	$213,329	$4,847	$208,482	$208,316	$4,383	$203,933
Period-end loans held for investment increased by $5.0 billion to $213.3 billion as of September 30, 2015 from December 31, 2014, primarily driven by continued loan growth in our credit card, auto and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, decreased by $60 million to $566 million as of September 30, 2015 from December 31, 2014. The decrease was primarily due to (i) the sale of certain credit card loan portfolios and (ii) a decrease in loan originations within our multifamily finance loan portfolio.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $7.4 billion to $212.9 billion as of September 30, 2015 from December 31, 2014. The increase in deposits was primarily driven by the issuance of brokered deposits and growth in our Consumer Banking and Commercial Banking businesses as a result of our continued focus on deposit relationships with existing customers and our ongoing marketing strategy to attract new business and increase liquidity from our commercial customers. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

25	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations increased by $4.0 billion to $15.7 billion as of September 30, 2015 from December 31, 2014 primarily driven by debt issuances of $4.2 billion, offset by debt maturities of $175 million during the first nine months of 2015. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and FHLB advances, totaled $27.1 billion as of September 30, 2015, of which $1.0 billion represented short-term borrowings and $26.1 billion represented long-term debt. Other debt totaled $36.8 billion as of December 31, 2014, of which $17.1 billion represented short-term borrowings and $19.7 billion represented long-term debt. During the first nine months of 2015, we extended the maturity of our FHLB advances which resulted in a decrease in our short-term debt and a corresponding increase in our long-term debt.
The decrease in other debt of $9.7 billion in the first nine months of 2015 was primarily attributable to a net decrease of $13.0 billion in FHLB advances, partially offset by net increases of $3.1 billion in unsecured senior notes and $141 million in federal funds purchased and securities loaned or sold under agreements to repurchase. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $632 million as of September 30, 2015, compared to $731 million as of December 31, 2014.
The table below summarizes changes in our representation and warranty reserve in the third quarter and first nine months of 2015 and 2014.
Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Representation and warranty reserve, beginning of period	$636	$1,012	$731	$1,172
(Benefit) provision for mortgage representation and warranty losses:
Recorded in continuing operations	(7)	—	(15)	(15)
Recorded in discontinued operations	3	70	(43)	34
Total (benefit) provision for mortgage representation and warranty losses	(4)	70	(58)	19
Net realized losses	—	(2)	(41)	(111)
Representation and warranty reserve, end of period	$632	$1,080	$632	$1,080
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2015, is approximately $1.6

26	Capital One Financial Corporation (COF)

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES
In the ordinary course of business, we are involved in various types of arrangements with limited liability companies, partnerships or trusts that often involve special purpose entities and variable interest entities (“VIEs”). Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the arrangements, depending on the nature or structure of, and the accounting standards required to be applied to, the arrangement. These arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our home loan portfolio and loans to VIEs that hold debt, equity, real estate or other assets.
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
At the end of 2012, the Company met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, the Company has undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. Certain provisions of the Final Basel III Capital Rules began to take effect on January 1, 2014 for Advanced Approaches banking organizations, including the Company. The Company entered parallel run under Advanced Approaches on January 1, 2015, during which it will calculate capital ratios under both the Basel III Standardized Approaches and the Basel III Advanced Approaches, though it will continue to use the Basel III Standardized Approach for purposes of meeting regulatory capital requirements. By rule, the parallel run must last at least four consecutive quarters. Therefore, the first quarter of 2016 is the earliest possible date on which the Company would use the Basel III Advanced Approaches framework in calculating its regulatory capital and risk-weighted assets for purposes of risk-based capital requirements. Consistent with the experience of other U.S. banks, it is possible that our parallel run will last

27	Capital One Financial Corporation (COF)

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
The Final Basel III Capital Rules also introduced a new supplementary leverage ratio for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. In September 2014, the Federal Banking Agencies issued a final rule that revised the calculation of total leverage exposures and implemented the supplementary leverage ratio. The supplementary leverage ratio compares Tier 1 capital to total leverage exposures, and includes all on-balance sheet assets and many off-balance sheet assets, including derivatives and unused commitments. The new supplementary leverage ratio becomes effective on January 1, 2018. However, as an Advanced Approaches banking organization, we were required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015.
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
Table 15 provides a comparison of our regulatory capital ratios under the Federal Banking Agencies’ capital adequacy standards as of September 30, 2015 and December 31, 2014. Under the Final Basel III Capital Rules, beginning on January 1, 2014, as an Advanced Approaches banking organization we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. Throughout 2014, we continued to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios, as required under the Final Basel III Capital Rules. On January 1, 2015, we began using the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.

28	Capital One Financial Corporation (COF)

Table 15: Capital Ratios(1)(2)

	September 30, 2015			December 31, 2014
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.1%	4.5%	N/A	12.5%	4.0%	N/A
Tier 1 risk-based capital(4)	13.4	6.0	6.0%	13.2	5.5	6.0%
Total risk-based capital(5)	15.1	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	11.1	4.0	N/A	10.8	4.0	N/A
Supplementary leverage ratio(7)	9.6	N/A	N/A	N/A	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	12.5%	4.5%	6.5%	11.3%	4.0%	N/A
Tier 1 risk-based capital(4)	12.5	6.0	8.0	11.3	5.5	6.0%
Total risk-based capital(5)	15.5	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(6)	10.8	4.0	5.0	9.6	4.0	5.0
Supplementary leverage ratio(7)	8.8	N/A	N/A	N/A	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	12.9%	4.5%	6.5%	12.5%	4.0%	N/A
Tier 1 risk-based capital(4)	12.9	6.0	8.0	12.5	5.5	6.0%
Total risk-based capital(5)	14.0	8.0	10.0	13.6	8.0	10.0
Tier 1 leverage(6)	9.1	4.0	5.0	8.9	4.0	5.0
Supplementary leverage ratio(7)	8.2	N/A	N/A	N/A	N/A	N/A
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

(2)
Ratios as of September 30, 2015 are preliminary. As we continue to validate our data the calculations are subject to change until we file our September 30, 2015 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(7)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure.
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both September 30, 2015 and December 31, 2014. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 12.1% and 12.5% as of September 30, 2015 and December 31, 2014, respectively.
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
The following table compares our common equity Tier 1 capital and risk-weighted assets as of September 30, 2015, calculated based on the Final Basel III Capital Rules, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of September 30, 2015, calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes

29	Capital One Financial Corporation (COF)

to future regulations and interpretations. As we continue to engage with our regulators during our parallel run, we anticipate that there could be further changes to the calculation.
Table 16: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	September 30, 2015
Common equity Tier 1 capital under Basel III Standardized	$30,109
Adjustments related to AOCI(2)	(218)
Adjustments related to intangibles(2)	(562)
Other adjustments(2)	—
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$29,329
Risk-weighted assets under Basel III Standardized	$249,081
Adjustments for fully phased-in Basel III Standardized(3)	(114)
Estimated risk-weighted assets under fully phased-in Basel III Standardized	$248,967
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	11.8%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

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

Under the Final Basel III Capital Rules, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2014 Form 10-K for additional information. Once we exit parallel run, based on clarification of the Final Basel III Capital Rules from our regulators, any difference between the Final Basel III Capital Rules definitions of expected credit losses and our eligible credit reserves will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Standardized Approach ratios.
Capital Planning and Regulatory Stress Testing
In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us. Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve related to the Comprehensive Capital Analysis and Review (“CCAR”) on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR Cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing. The final rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. To allow for a transition to the change in timing, the Federal Reserve’s objection or non-objection applied to the capital actions spanning the five quarters starting with the second quarter of 2015 for the 2015 CCAR cycle. Subsequent submissions each would cover a four-quarter period. For additional information on the Final Rule, see “Part 1—Item 1. Business—Supervision and Regulation” in our 2014 Form 10-K. On July 17, 2015, the Federal Reserve issued a proposal to modify its capital planning and stress testing regulations, which would take effect for the 2016 capital plan and stress testing cycles. The proposal removes the requirement for organizations to calculate a Tier 1 common ratio in their stress tests and delays the incorporation of the supplementary leverage ratio for applicable banks like us until the 2017 cycle. In addition, the proposal indefinitely delays the use of Advanced Approaches risk-weighted assets in stress testing.
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

30	Capital One Financial Corporation (COF)

common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016, in addition to share repurchases related to employee compensation.
Equity Offerings and Transactions
On August 24, 2015, the Company issued and sold 20,000,000 Depositary Shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F, $0.01 par value, with a liquidation preference of $25 per Depositary Share (the “Series F Preferred Stock”). The net proceeds of the offering of Series F Preferred Stock were approximately $484 million, after deducting underwriting commissions and offering expenses. Dividends will accrue on the Series F Preferred Stock at a rate of 6.20% per annum, payable quarterly in arrears. Under the terms of the Series F Preferred Stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series F Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series F Preferred Stock for the immediately preceding dividend period.
Dividend Policy and Stock Purchases
On October 29, 2015, our Board of Directors declared a quarterly common stock dividend of $0.40 per share, payable on November 19, 2015 to stockholders of record at the close of the business on November 9, 2015. Our Board of Directors also approved quarterly dividends on our 6.00% fixed-rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”), our 6.25% fixed-rate non-cumulative perpetual preferred stock, Series C (the “Series C Preferred Stock”), our 6.70% fixed-rate non-cumulative perpetual preferred stock, Series D (the “Series D Preferred Stock”) and our Series F Preferred Stock, as well as semi-annual dividends on our fixed-to-floating rate non-cumulative perpetual preferred stock, Series E (the “Series E Preferred Stock”) payable on December 1, 2015 to stockholders of record at the close of business on November 16, 2015. Based on these declarations, the Company will pay approximately $213 million in common equity dividends and approximately $68 million in total preferred dividends in the fourth quarter of 2015. Under the terms of our outstanding preferred stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.40 per share in the third quarter of 2015. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our Series B Preferred Stock; $15.625 per share on the outstanding shares of our Series C Preferred Stock; and $16.75 per share on the outstanding shares of our Series D Preferred Stock during the third quarter of 2015.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. As of September 30, 2015, funds available for dividend payments from COBNA and CONA were $2.4 billion and $164 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
In addition, consistent with our 2015 capital plan, our Board of Directors has authorized the repurchase of up to $3.125 billion of shares of common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. Through the end of the third quarter of 2015, we repurchased approximately $1.3 billion of common stock as part of the 2015 Stock Repurchase Program.
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

31	Capital One Financial Corporation (COF)

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

32	Capital One Financial Corporation (COF)

Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of September 30, 2015 and December 31, 2014. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $566 million and $626 million as of September 30, 2015 and December 31, 2014, respectively.
Table 17: Loan Portfolio Composition

	September 30, 2015		December 31, 2014
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$82,178	38.5%	$77,704	37.3%
International credit card	7,957	3.7	8,172	3.9
Total credit card	90,135	42.2	85,876	41.2
Consumer Banking:
Auto	41,052	19.3	37,824	18.2
Home loan	26,340	12.3	30,035	14.4
Retail banking	3,598	1.7	3,580	1.7
Total consumer banking	70,990	33.3	71,439	34.3
Commercial Banking:
Commercial and multifamily real estate	23,585	11.0	23,137	11.1
Commercial and industrial	27,873	13.1	26,972	12.9
Total commercial lending	51,458	24.1	50,109	24.0
Small-ticket commercial real estate	654	0.3	781	0.4
Total commercial banking	52,112	24.4	50,890	24.4
Other loans	92	0.1	111	0.1
Total loans held for investment	$213,329	100.0%	$208,316	100.0%
__________

(1)	Includes installment loans of $97 million and $144 million as of September 30, 2015 and December 31, 2014, respectively.
Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loan portfolio (excluding loans held for sale) by industry classification as of September 30, 2015 and December 31, 2014.

33	Capital One Financial Corporation (COF)

Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	September 30, 2015	December 31, 2014
Real estate	40%	41%
Finance and insurance	13	12
Oil and gas	6	7
Healthcare	5	5
Business services	5	5
Public administration	5	5
Construction and land	5	4
Educational services	5	4
Retail trade	4	4
Transportation	3	4
Other	9	9
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Acquired Loans
Our portfolio of loans held for investment includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. See “MD&A—Glossary and Acronyms” for the definition of ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition. Acquired Loans are accounted for based on the cash flows expected to be collected, which were $19.7 billion as of September 30, 2015 compared to $23.5 billion as of December 31, 2014.
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
Home Loans
The majority of our home loan portfolio was acquired in the ING Direct and CCB acquisitions. These acquisitions also represent 99.2% and 98.9% of our total Acquired Loans as of September 30, 2015 and December 31, 2014, respectively. The expected cash flows for our acquired home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield.
Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.

34	Capital One Financial Corporation (COF)

Table 19 presents the relative size of Acquired Loans in our home loan portfolio, by lien priority.
Table 19: Home Loans - Risk Profile by Lien Priority

	September 30, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,764	21.9%	$19,246	73.1%	$25,010	95.0%
2nd lien	1,000	3.8	330	1.2	1,330	5.0
Total	$6,764	25.7%	$19,576	74.3%	$26,340	100.0%

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our accounting policies for Acquired Loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 20 provides a sensitivity analysis of the Acquired Loans in our home loan portfolio as of September 30, 2015. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis - Acquired Loans - Home Loan Portfolio(1)

(Dollars in millions)	September 30, 2015	Estimated Impact
Expected cash flows	$23,159	$(63)
Accretable yield	3,610	77
Allowance for loan and lease losses	27	140
__________

(1)
The estimated impact is the change in the balance as of September 30, 2015 from the hypothetical decline of 10% in the home price index. Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. Trends in delinquency rates are a primary indicator of credit risk within our consumer loan portfolios, as changes in delinquency rates provide an early warning of changes in credit quality. The primary indicator of credit risk in our commercial loan portfolios is our internal risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the credit quality of the portfolio based on regional economic conditions.
We underwrite most consumer loans using proprietary models, which are typically based on credit bureau data, including borrower credit scores, along with application information and, where applicable, collateral and deal structure data. We continuously adjust

35	Capital One Financial Corporation (COF)

our management of credit lines and collection strategies based on customer behavior and risk profile changes. We use borrower credit scores for subprime classification, for competitive benchmarking and, in some cases, to drive product segmentation decisions.
The following table provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2015, December 31, 2014 and September 30, 2014.
Table 21: Credit Score Distribution

(Percentage of portfolio)	September 30, 2015	December 31, 2014	September 30, 2014
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	66%	68%	68%
660 or below	34	32	32
Total	100%	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	50%	47%	46%
621 - 660	17	17	16
620 or below	33	36	38
Total	100%	100%	100%
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

36	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of September 30, 2015 and December 31, 2014.
Table 22: 30+ Day Delinquencies

	September 30, 2015				December 31, 2014
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,697	3.28%	$2,697	3.28%	$2,538	3.27%	$2,538	3.27%
International credit card	224	2.81	270	3.39	240	2.94	294	3.60
Total credit card	2,921	3.24	2,967	3.29	2,778	3.24	2,832	3.30
Consumer Banking:
Auto	2,503	6.10	2,704	6.59	2,486	6.57	2,682	7.09
Home loan(2)	47	0.18	248	0.94	64	0.21	302	1.01
Retail banking	22	0.62	43	1.20	23	0.64	40	1.11
Total consumer banking(2)	2,572	3.62	2,995	4.22	2,573	3.60	3,024	4.23
Commercial Banking:
Commercial and multifamily real estate	60	0.25	64	0.27	85	0.37	117	0.51
Commercial and industrial	58	0.21	251	0.90	15	0.05	73	0.27
Total commercial lending	118	0.23	315	0.61	100	0.20	190	0.38
Small-ticket commercial real estate	2	0.36	6	0.97	6	0.72	10	1.28
Total commercial banking	120	0.23	321	0.62	106	0.21	200	0.39
Other loans	3	3.81	11	11.59	3	2.84	14	12.23
Total(2)	$5,616	2.63	$6,294	2.95	$5,460	2.62	$6,070	2.91
__________

(1)
Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)
Excluding the impact of Acquired Loans, the 30+ day performing delinquency rate for our home loan portfolio, total consumer banking and total loans held for investment was 0.69%, 5.01% and 2.90%, respectively, as of September 30, 2015, and 0.94%, 5.34%, and 2.95%, respectively, as of December 31, 2014. Excluding the impact of Acquired Loans, the 30+ day delinquency rate for our home loan portfolio, total consumer banking and total loans held for investment was 3.66%, 5.83% and 3.25%, respectively, as of September 30, 2015, and 4.45%, 6.28%, and 3.28%, respectively, as of December 31, 2014.

Table 23 presents an aging of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loans held for investment	$213,329	100.00%	$208,316	100.00%
Delinquency status:
30 – 59 days	$2,899	1.36%	$2,841	1.36%
60 – 89 days	1,546	0.72	1,424	0.68
90 + days	1,849	0.87	1,805	0.87
Total	$6,294	2.95%	$6,070	2.91%
Geographic region:
Domestic	$6,024	2.82%	$5,776	2.77%
International	270	0.13	294	0.14
Total	$6,294	2.95%	$6,070	2.91%
__________

(1)
Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

37	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of September 30, 2015 and December 31, 2014. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,261	1.40%	$1,254	1.46%
Consumer banking	—	0.00	1	0.00
Commercial banking	1	0.00	8	0.01
Total	$1,262	0.59	$1,263	0.61
Geographic region:
Domestic	$1,197	0.58%	$1,190	0.59%
International	65	0.82	73	0.90
Total	$1,262	0.59	$1,263	0.61
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
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

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2015 and December 31, 2014. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$61	0.77%	$70	0.86%
Total credit card	61	0.07	70	0.08
Consumer Banking:
Auto	201	0.49	197	0.52
Home loan(2)	310	1.18	330	1.10
Retail banking	27	0.74	22	0.61
Total consumer banking(2)	538	0.76	549	0.77
Commercial Banking:
Commercial and multifamily real estate	8	0.03	62	0.27
Commercial and industrial	441	1.58	106	0.39
Total commercial lending	449	0.87	168	0.33
Small-ticket commercial real estate	4	0.65	7	0.96
Total commercial banking	453	0.87	175	0.34
Other loans	11	12.10	15	13.37
Total nonperforming loans held for investment(2)(3)	$1,063	0.50	$809	0.39
Other nonperforming assets:(4)
Foreclosed property(5)	$119	0.05%	$139	0.06%
Other assets(6)	188	0.09	183	0.09
Total other nonperforming assets	307	0.14	322	0.15
Total nonperforming assets	$1,370	0.64	$1,131	0.54
__________

(1)
We recognized interest income for loans classified as nonperforming of $27 million and $22 million in the first nine months of 2015 and 2014, respectively. Interest income forgone related to nonperforming loans was $42 million and $33 million in the first nine months of 2015 and 2014, respectively. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of Acquired Loans, the nonperforming loan rate for our home loan portfolio, total consumer banking and total nonperforming loans held for investment was 4.59%, 1.05% and 0.55%, respectively, as of September 30, 2015, compared to 4.86%, 1.14% and 0.44%, respectively, as of December 31, 2014.

(3)
Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.81% and 0.62% as of September 30, 2015 and December 31, 2014, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes foreclosed properties related to Acquired Loans of $97 million and $101 million as of September 30, 2015 and December 31, 2014, respectively.

(6)	Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

39	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Net charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2015 and 2014.
Table 26: Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$619	3.08%	$508	2.83%	$1,933	3.35%	$1,818	3.45%
International credit card	36	1.80	64	3.32	144	2.41	219	3.81
Total credit card	655	2.96	572	2.88	2,077	3.26	2,037	3.48
Consumer Banking:
Auto	188	1.85	176	1.98	457	1.54	421	1.65
Home loan(2)	1	0.01	2	0.02	6	0.03	12	0.05
Retail banking	14	1.53	12	1.36	35	1.30	27	1.00
Total consumer banking(2)	203	1.14	190	1.07	498	0.93	460	0.87
Commercial Banking:
Commercial and multifamily real estate	(9)	(0.15)	(5)	(0.10)	(13)	(0.07)	(5)	(0.03)
Commercial and industrial	41	0.61	(1)	(0.01)	54	0.26	3	0.02
Total commercial lending	32	0.26	(6)	(0.05)	41	0.11	(2)	0.00
Small-ticket commercial real estate	1	0.50	—	(0.01)	2	0.37	3	0.44
Total commercial banking	33	0.26	(6)	(0.05)	43	0.11	1	0.00
Other loans	(1)	(5.50)	0	(0.61)	(1)	(1.40)	1	0.33
Total net charge-offs(2)	$890	1.69	$756	1.52	$2,617	1.68	$2,499	1.70
Average loans held for investment	$211,227		$199,422		$207,608		$196,068
Average loans held for investment (excluding Acquired Loans)	191,111		174,318		186,165		169,616
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(2)
Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio, total consumer banking and total loans held for investment were 0.05%, 1.58% and 1.86%, respectively, for the three months ended September 30, 2015, compared to 0.11%, 1.65% and 1.73%, respectively, for the three months ended September 30, 2014; and 0.11%, 1.33% and 1.87% respectively, for the nine months ended September 30, 2015, compared to 0.22%, 1.37% and 1.96%, respectively, for the nine months ended September 30, 2014.

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
Table 27 presents our recorded investment of loans modified in TDRs as of September 30, 2015 and December 31, 2014. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.
Table 27: Loan Modifications and Restructurings

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card	$666	40.6%	$692	41.9%
Consumer banking:
Auto	475	28.9	435	26.3
Home loan	223	13.6	218	13.2
Retail banking	41	2.5	35	2.1
Total consumer banking	739	45.0	688	41.6
Commercial banking	237	14.4	272	16.5
Total	$1,642	100.0%	$1,652	100.0%
Status of modified and restructured loans:
Performing	$1,206	73.5%	$1,203	72.8%
Nonperforming	436	26.5	449	27.2
Total	$1,642	100.0%	$1,652	100.0%
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

Impaired loans, including TDRs, totaled $2.2 billion and $1.9 billion as of September 30, 2015 and December 31, 2014, respectively. Loans modified in TDRs accounted for $1.6 billion and $1.7 billion of impaired loans as of September 30, 2015 and December 31, 2014 respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”
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
Our allowance for loan and lease losses increased by $464 million to $4.8 billion as of September 30, 2015 from December 31, 2014. The allowance coverage ratio increased by 17 basis points to 2.27% as of September 30, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by continued loan growth, coupled with our expectations for rising charge-off rates in our domestic credit card portfolio, as well as adverse market conditions impacting our oil and gas portfolios and the taxi-lending component of our transportation loan portfolio within our Commercial Banking business.
Table 28 presents changes in our allowance for loan and lease losses for the third quarter and first nine months of 2015 and 2014, and details the provision for credit losses recognized in our consolidated statements of income and charge-offs and recoveries by portfolio segment.

42	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Balance at beginning of period	$4,676	$3,998	$4,383	$4,315
Provision for credit losses(1)	1,077	988	3,119	2,412
Charge-offs:
Credit Card:
Domestic credit card	(835)	(768)	(2,649)	(2,599)
International credit card	(95)	(117)	(291)	(376)
Total credit card	(930)	(885)	(2,940)	(2,975)
Consumer Banking:
Auto	(264)	(245)	(700)	(633)
Home loan	(5)	(4)	(14)	(23)
Retail banking	(17)	(15)	(47)	(44)
Total consumer banking	(286)	(264)	(761)	(700)
Commercial Banking:
Commercial and multifamily real estate	(3)	(1)	(4)	(3)
Commercial and industrial	(43)	(1)	(60)	(11)
Total commercial lending	(46)	(2)	(64)	(14)
Small-ticket commercial real estate	(1)	(2)	(3)	(5)
Total commercial banking	(47)	(4)	(67)	(19)
Other loans	—	(2)	(5)	(8)
Total charge-offs	(1,263)	(1,155)	(3,773)	(3,702)
Recoveries:
Credit Card:
Domestic credit card	216	260	716	781
International credit card	59	53	147	157
Total credit card	275	313	863	938
Consumer Banking:
Auto	76	69	243	212
Home loan	4	2	8	11
Retail banking	3	3	12	17
Total consumer banking	83	74	263	240
Commercial Banking:
Commercial and multifamily real estate	12	6	17	8
Commercial and industrial	2	2	6	8
Total commercial lending	14	8	23	16
Small-ticket commercial real estate	—	2	1	2
Total commercial banking	14	10	24	18
Other loans	1	2	6	7
Total recoveries	373	399	1,156	1,203
Net charge-offs	(890)	(756)	(2,617)	(2,499)
Other changes(2)	(16)	(18)	(38)	(16)
Balance at end of period	$4,847	$4,212	$4,847	$4,212
Allowance for loan and lease losses as a percentage of loans held for investment			2.27%	2.09%
__________

(1)
The total provision for credit losses reported in our consolidated statements of income consists of a provision for loan and lease losses and a provision for unfunded lending commitments. This table only presents the provision for loan and lease losses and does not include the provision for unfunded lending commitments of $15 million and $37 million in the third quarter and first nine months of 2015, respectively, and a provision of $5 million and $20 million in the third quarter and first nine months of 2014, respectively.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

43	Capital One Financial Corporation (COF)

Table 29 presents an allocation of our allowance for loan and lease losses by portfolio segment as of September 30, 2015 and December 31, 2014.
Table 29: Allocation of the Allowance for Loan and Lease Losses

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Credit Card:
Domestic credit card	$3,196	3.89%	$2,878	3.70%
International credit card	288	3.62	326	3.99
Total credit card	3,484	3.86	3,204	3.73
Consumer Banking:
Auto	734	1.79	661	1.75
Home loan(1)	60	0.23	62	0.21
Retail banking	66	1.86	56	1.58
Total consumer banking(1)	860	1.21	779	1.09
Commercial Banking:
Commercial and multifamily real estate	137	0.58	155	0.67
Commercial and industrial	358	1.28	229	0.85
Total commercial lending	495	0.96	384	0.77
Small-ticket commercial real estate	4	0.64	11	1.43
Total commercial banking	499	0.96	395	0.78
Other loans	4	4.71	5	4.68
Total allowance for loan and lease losses	$4,847	2.27	$4,383	2.10
Total allowance coverage ratios:
Period-end loans held for investment	$213,329	2.27	$208,316	2.10
Period-end loans held for investment (excluding Acquired Loans)	193,586	2.49	184,816	2.36
Nonperforming loans(2)	1,063	455.84	809	541.86
Allowance coverage ratios by loan category:(3)
Credit card (30+ day delinquent loans)	2,967	117.40	2,832	113.13
Consumer banking (30+ day delinquent loans)	2,995	28.74	3,024	25.76
Commercial banking (nonperforming loans)	453	110.13	175	225.86
__________

(1)
Excluding the impact of Acquired Loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.47% and 1.62%, respectively, as of September 30, 2015, compared to 0.52% and 1.56%, respectively, as of December 31, 2014.

(2)
The allowance for loan and lease losses for both of nonperforming and performing loans as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 155.35% and 186.07% as of September 30, 2015 and December 31, 2014, respectively.

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

44	Capital One Financial Corporation (COF)

Table 30 below presents the composition of our liquidity reserves as of September 30, 2015 and December 31, 2014.
Table 30: Liquidity Reserves

(Dollars in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$6,837	$7,242
Investment securities available for sale, at fair value	39,431	39,508
Investment securities held to maturity, at fair value	24,913	23,634
Total investment securities portfolio(1)(2)	64,344	63,142
FHLB borrowing capacity secured by loans	28,321	29,547
Outstanding FHLB advances and letters of credit secured by loans	(4,739)	(17,720)
Investment securities encumbered for Public Funds and others	(10,381)	(10,631)
Total liquidity reserves	$84,382	$71,580
__________

(1)	The weighted-average life of our securities was approximately 5.7 years as of both September 30, 2015 and December 31, 2014.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.1 billion and $3.5 billion as of September 30, 2015 and December 31, 2014, respectively. We also pledged securities held to maturity with a carrying value of $8.7 billion and $9.0 billion as of September 30, 2015 and December 31, 2014, respectively.

Our liquidity reserves increased by $12.8 billion in the first nine months of 2015 to $84.4 billion as of September 30, 2015 from December 31, 2014. This increase was primarily driven by lower FHLB advances resulting from lower liquidity-related short-term funding needs due to expected seasonality and increased long-term debt issuance. See “MD&A—Risk Management” in our 2014 Form 10-K for additional information on our management of liquidity risk.
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
The Final LCR Rule phases-in the minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016, and then on a daily basis thereafter. At September 30, 2015, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.
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
In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $28.4 billion as of September 30, 2015, of which $23.7 billion was still available to us to borrow as of September 30, 2015. To secure this borrowing capacity, we pledged loan collateral with an outstanding balance of $34.1 billion and security collateral with a fair value of $11 million as of September 30, 2015. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $213 million and $807 million as of September 30, 2015 and December 31, 2014, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window

45	Capital One Financial Corporation (COF)

through which we had a borrowing capacity of $14.8 billion as of September 30, 2015. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it in 2014 or the first nine months of 2015.
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
Deposits
Table 31 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first nine months of 2015 and full year of 2014.
Table 31: Deposit Composition and Average Deposit Rates

	Nine Months Ended September 30, 2015
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,055	$25,076	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	42,771	42,631	$156	20.3	0.49%
Saving deposits(2)	133,094	132,306	578	63.2	0.58
Time deposits less than $100,000	9,027	6,221	49	3.0	1.04
Total core deposits	209,947	206,234	783	98.5	0.51
Time deposits of $100,000 or more	2,024	2,080	28	1.0	1.85
Foreign time deposits(3)	932	1,020	3	0.5	0.34
Total deposits	$212,903	$209,334	$814	100.0%	0.52

	Twelve Months Ended December 31, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,081	$24,639	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	41,022	41,702	$204	20.3	0.49%
Saving deposits(2)	130,156	129,868	752	63.1	0.58
Time deposits less than $100,000	6,051	5,856	75	2.8	1.29
Total core deposits	202,310	202,065	1,031	98.2	0.51
Time deposits of $100,000 or more	2,261	2,560	53	1.3	2.07
Foreign time deposits(3)	977	1,050	4	0.5	0.34
Total deposits	$205,548	$205,675	$1,088	100.0%	0.53
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of both September 30, 2015 and December 31, 2014.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as saving deposits and time deposits in the above table and totaled $10.5 billion and $5.1 billion as of September 30, 2015 and December 31, 2014, respectively.
The Federal Deposit Issuance Corporation (“FDIC”) limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,”

46	Capital One Financial Corporation (COF)

as defined under the federal banking regulatory guidelines, as of both September 30, 2015 and December 31, 2014, and therefore were permitted to maintain brokered deposits.
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $16.1 billion to $1.0 billion as of September 30, 2015 from December 31, 2014 due to a decrease of $16.2 billion in short-term FHLB advances, partially offset by an increase of $141 million in federal funds purchased and securities loaned or sold under agreements to repurchase during the first nine months of 2015. The decrease in short-term FHLB advances was primarily driven by lower liquidity-related short-term funding needs due to expected seasonality and increased long-term debt issuance.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $10.4 billion, to $41.8 billion as of September 30, 2015 from December 31, 2014. The increase was primarily attributable to net increases of $3.2 billion in long-term callable FHLB advances, $4.0 billion in securitized debt obligations and $3.1 billion in unsecured notes.
Table 32 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of September 30, 2015, and the outstanding balances as of December 31, 2014.
Table 32: Contractual Maturity Profile of Outstanding Debt

	September 30, 2015
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,021	$—	$—	$—	$—	$—	$1,021	$880
FHLB advances	—	—	—	—	—	—	—	16,200
Total short-term borrowings	1,021	—	—	—	—	—	1,021	17,080
Long-term debt:
Securitized debt obligations	3,096	8,013	1,964	1,138	1,087	358	15,656	11,624
Senior and subordinated notes:
Unsecured senior debt	2,003	3,638	4,113	4,178	—	5,187	19,119	16,054
Unsecured subordinated debt	1,045	—	—	327	—	1,282	2,654	2,630
Total senior and subordinated notes	3,048	3,638	4,113	4,505	—	6,469	21,773	18,684
Other long-term borrowings:
FHLB advances	6	34	11	2	—	4,251	4,304	1,069
Capital lease obligations	—	—	1	1	1	21	24	—
Total other long-term borrowings	6	34	12	3	1	4,272	4,328	1,069
Total long-term debt(1)	6,150	11,685	6,089	5,646	1,088	11,099	41,757	31,377
Total short-term borrowings and long-term debt	$7,171	$11,685	$6,089	$5,646	$1,088	$11,099	$42,778	$48,457
Percentage of total	17%	27%	14%	13%	3%	26%	100%	100%
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments, which together resulted in a net reduction of $227 million and $233 million as of September 30, 2015 and December 31, 2014, respectively.

47	Capital One Financial Corporation (COF)

We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheets Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”
Credit Ratings
Our credit ratings impact our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 33 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2015 and December 31, 2014.
Table 33: Senior Unsecured Debt Credit Ratings

	September 30, 2015			December 31, 2014
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	Baa1	Baa1	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of November 2, 2015, Moody’s, S&P and Fitch have us on a stable outlook. On March 17, 2015, Moody’s announced that they would be adopting a new bank rating methodology that could potentially result in changes in the ratings of the securities of many banks, including Capital One. As a result of this adoption, on May 14, 2015, COF’s subordinated debt and preferred stock ratings received upgrades, while on June 19, 2015, COBNA and CONA’s senior unsecured debt ratings received a one level downgrade.

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
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure is related to the funding of our non-dollar net investments in our International Card business in the U.K. and Canada. Changes in foreign exchange rates affect the value of non-dollar denominated equity invested in our foreign operations and impact our AOCI and related capital ratios. Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations results in translation risk in AOCI. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings. In the third quarter of 2014, we began entering into net investment hedges to manage our AOCI exposure. We apply hedge accounting to both intercompany funding hedges and net investment hedges.
We measure our total exposure by regularly tracking the equity value of our net equity invested in our U.K. and Canadian foreign operations as well as their funding requirements. We apply a 30 percent U.S. dollar appreciation shock against each of our Great

48	Capital One Financial Corporation (COF)

British Pound (“GBP”) and Canadian Dollar (“CAD”) net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures were 1.4 billion GBP and 1.3 billion GBP as of September 30, 2015 and December 31, 2014, respectively, and 664 million CAD and 581 million CAD as of September 30, 2015 and December 31, 2014, respectively. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current market risk management policies include the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $94.0 billion as of September 30, 2015, compared to $88.6 billion as of December 31, 2014, driven by an increase in our hedging activities.
Market Risk Measurement
We have risk management policies and limits established by our market risk management policies and approved by the Board of Directors. Our objective is to manage our asset and liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analysis to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
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

Table 34 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity, calculated under the methodology described above, as of September 30, 2015 and December 31, 2014.
Table 34: Interest Rate Sensitivity Analysis

	September 30, 2015	December 31, 2014
Estimated impact on projected base-line net interest income
+200 basis points	3.4%	4.5%
–50 basis points	(1.7)	(2.1)
Estimated impact on economic value of equity
+200 basis points	(2.8)	(3.4)
–50 basis points	(1.4)	(1.2)
Our projected net interest income and economic value of equity sensitivity measures were within our policy limits as of September 30, 2015 and December 31, 2014. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

50	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
On October 22, 2015, the FDIC issued a notice of proposed rulemaking implementing Section 334(e) of the Dodd-Frank Act. Section 334(e) of the Dodd-Frank Act mandates that the FDIC offset the effect of increasing the Deposit Insurance Fund (“DIF”) reserve ratio from 1.15% to 1.35% on insured depository institutions with total consolidated assets of less than $10 billion. The FDIC’s proposed rulemaking would impose a new quarterly deposit insurance surcharge assessment, with a quarterly rate of 1.125 basis points, on all insured depository institutions with assets of $10 billion or more (including COBNA and CONA), in addition to the regular quarterly deposit insurance assessment applicable to all insured depository institutions. The surcharge would begin the quarter after the DIF reserve ratio first reaches or exceeds 1.15% (projected by the FDIC as likely to occur during the first quarter of 2016, or as early as the fourth quarter of 2015) and would continue until the reserve ratio first reaches or exceeds 1.35%, but no later than the fourth quarter of 2018. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on Capital One.
We provide additional information on our Supervision and Regulation in our 2014 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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

51	Capital One Financial Corporation (COF)

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.
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

52	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

(Dollars in millions)	September 30, 2015	December 31, 2014
Period End Tangible Common Equity
Period end stockholders’ equity	$47,685	$45,053
Goodwill and intangible assets(2)	(15,153)	(15,383)
Noncumulative perpetual preferred stock(3)	(3,294)	(1,822)
Tangible common equity	$29,238	$27,848
Quarterly Average Tangible Common Equity
Average stockholders' equity	$48,456	$45,576
Average goodwill and intangible assets(2)	(15,183)	(15,437)
Average noncumulative perpetual preferred stock(3)	(3,049)	(1,681)
Average tangible common equity	$30,224	$28,458
Period End Tangible Assets
Period end assets	$313,700	$308,167
Goodwill and intangible assets(2)	(15,153)	(15,383)
Tangible assets	$298,547	$292,784
Quarterly Average Tangible Assets
Average assets	$313,822	$304,153
Average goodwill and intangible assets(2)	(15,183)	(15,437)
Average tangible assets	$298,639	$288,716
Non-GAAP TCE ratio
TCE ratio(4)	9.8%	9.5%
Capital Ratios
Common equity Tier 1 capital ratio(5)	12.1%	12.5%
Tier 1 risk-based capital ratio(6)	13.4	13.2
Total risk-based capital ratio(7)	15.1	15.1
Tier 1 leverage ratio(8)	11.1	10.8
Supplementary leverage ratio(9)	9.6	N/A
Risk-weighted assets(10)	$249,081	$236,944
Average assets for the leverage ratio	300,010	291,243
Regulatory Capital Ratios Under Basel III Standardized Approach
Common equity excluding AOCI	$44,533	$43,661
Adjustments:
AOCI(11)(12)	75	(69)
Goodwill(2)	(13,805)	(13,805)
Intangible Assets(2)(12)	(374)	(243)
Other	(320)	(10)
Common equity Tier 1 capital	30,109	29,534
Tier 1 capital instruments(3)	3,293	1,822
Additional Tier 1 capital adjustments	—	(1)
Tier 1 capital	33,402	31,355
Tier 2 capital instruments(3)	1,155	1,542
Qualifying allowance for loan and lease losses	3,137	2,981
Additional Tier 2 capital adjustments	—	1
Tier 2 capital	4,292	4,524
Total risk-based capital(13)	$37,694	$35,879

53	Capital One Financial Corporation (COF)

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
Capital One: Capital One Financial Corporation and its subsidiaries.
Carrying value (with respect to loans): The amount at which a loan is recorded on the consolidated balance sheets. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held for sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For Acquired Loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date.
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
Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.

57	Capital One Financial Corporation (COF)

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
SOP 03-3: Statement of Position 03-3 (or ASC 310-30), Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
Small-ticket commercial real estate: Our small-ticket commercial real estate portfolio is predominantly low or no documentation loans with balances generally less than $2 million. This portfolio was originated on a national basis through a broker network, and is in a run-off mode.
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

Acronyms
ABS: Asset-backed security

58	Capital One Financial Corporation (COF)

AOCI: Accumulated other comprehensive income
ARM: Adjustable rate mortgage
ASC: Accounting Standard Codification
bps: Basis points
CAD: Canadian Dollar
CCAR: Comprehensive Capital Analysis and Review
CDE: Community development entities
CMBS: Commercial mortgage-backed securities
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CRA: Community Reinvestment Act
DIF: Deposit Insurance Fund
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
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible Common Equity

59	Capital One Financial Corporation (COF)

TDR: Troubled Debt Restructuring
UCL: Unfair Competition Law
U.S.: United States of America
U.K.: United Kingdom
VAC: Valuations Advisory Committee

60	Capital One Financial Corporation (COF)

Item 1. Financial Statements and Notes

61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2015	2014	2015	2014
Interest income:
Loans, including loans held for sale	$4,753	$4,463	$13,824	$13,049
Investment securities	386	398	1,174	1,223
Other	25	26	77	80
Total interest income	5,164	4,887	15,075	14,352
Interest expense:
Deposits	271	271	814	819
Securitized debt obligations	39	32	108	109
Senior and subordinated notes	82	71	241	226
Other borrowings	12	16	39	36
Total interest expense	404	390	1,202	1,190
Net interest income	4,760	4,497	13,873	13,162
Provision for credit losses	1,092	993	3,156	2,432
Net interest income after provision for credit losses	3,668	3,504	10,717	10,730
Non-interest income:
Service charges and other customer-related fees	423	471	1,289	1,405
Interchange fees, net	555	523	1,618	1,498
Total other-than-temporary impairment	(11)	(10)	(32)	(16)
Less: Portion of other-than-temporary impairment recorded in AOCI	6	1	5	1
Net other-than-temporary impairment recognized in earnings	(5)	(9)	(27)	(15)
Other	167	157	466	427
Total non-interest income	1,140	1,142	3,346	3,315
Non-interest expense:
Salaries and associate benefits	1,189	1,128	3,760	3,414
Occupancy and equipment	444	419	1,318	1,271
Marketing	418	392	1,180	1,052
Professional services	313	304	943	887
Communications and data processing	226	196	636	595
Amortization of intangibles	106	130	327	409
Other	464	416	1,352	1,268
Total non-interest expense	3,160	2,985	9,516	8,896
Income from continuing operations before income taxes	1,648	1,661	4,547	5,149
Income tax provision	530	536	1,443	1,696
Income from continuing operations, net of tax	1,118	1,125	3,104	3,453
(Loss) income from discontinued operations, net of tax	(4)	(44)	26	(24)
Net income	1,114	1,081	3,130	3,429
Dividends and undistributed earnings allocated to participating securities	(6)	(5)	(16)	(14)
Preferred stock dividends	(29)	(20)	(90)	(46)
Net income available to common stockholders	$1,079	$1,056	$3,024	$3,369
Basic earnings per common share:
Net income from continuing operations	$2.01	$1.97	$5.49	$5.99
(Loss) income from discontinued operations	(0.01)	(0.08)	0.05	(0.04)
Net income per basic common share	$2.00	$1.89	$5.54	$5.95
Diluted earnings per common share:
Net income from continuing operations	$1.99	$1.94	$5.43	$5.90
(Loss) income from discontinued operations	(0.01)	(0.08)	0.05	(0.04)
Net income per diluted common share	$1.98	$1.86	$5.48	$5.86
Dividends paid per common share	$0.40	$0.30	$1.10	$0.90
See Notes to Consolidated Financial Statements.

62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net income	$1,114	$1,081	$3,130	$3,429
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	98	(104)	29	394
Net changes in securities held to maturity	41	35	114	96
Net unrealized gains (losses) on cash flow hedges	365	(107)	494	37
Foreign currency translation adjustments	(15)	(41)	(77)	25
Other	(15)	6	(19)	2
Other comprehensive income (loss) before taxes	474	(211)	541	554
Income tax provision (benefit) related to other comprehensive income	219	(23)	253	241
Other comprehensive income (loss), net of tax	255	(188)	288	313
Comprehensive income	$1,369	$893	$3,418	$3,742
See Notes to Consolidated Financial Statements.

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,701	$3,147
Interest-bearing deposits with banks	3,952	4,095
Federal funds sold and securities purchased under agreements to resell	184	0
Total cash and cash equivalents	6,837	7,242
Restricted cash for securitization investors	586	234
Securities available for sale, at fair value	39,431	39,508
Securities held to maturity, at carrying value	23,711	22,500
Loans held for investment:
Unsecuritized loans held for investment	179,748	171,771
Restricted loans for securitization investors	33,581	36,545
Total loans held for investment	213,329	208,316
Allowance for loan and lease losses	(4,847)	(4,383)
Net loans held for investment	208,482	203,933
Loans held for sale, at lower of cost or fair value	566	626
Premises and equipment, net	3,629	3,685
Interest receivable	1,101	1,079
Goodwill	13,983	13,978
Other assets	15,374	15,382
Total assets	$313,700	$308,167

Liabilities:
Interest payable	$198	$254
Deposits:
Non-interest bearing deposits	25,055	25,081
Interest-bearing deposits	187,848	180,467
Total deposits	212,903	205,548
Securitized debt obligations	15,656	11,624
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,021	880
Senior and subordinated notes	21,773	18,684
Other borrowings	4,328	17,269
Total other debt	27,122	36,833
Other liabilities	10,136	8,855
Total liabilities	266,015	263,114
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 3,375,000 and 1,875,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 647,867,552 and 643,557,048 shares issued as of September 30, 2015 and December 31, 2014, respectively, and 534,906,040 and 553,391,311 shares outstanding as of September 30, 2015 and December 31, 2014, respectively)	6	6
Additional paid-in capital, net	29,594	27,869
Retained earnings	26,407	23,973
Accumulated other comprehensive loss	(142)	(430)
Treasury stock at cost (par value $.01 per share; 112,961,512 and 90,165,737 shares as of September 30, 2015 and December 31, 2014, respectively)	(8,180)	(6,365)
Total stockholders’ equity	47,685	45,053
Total liabilities and stockholders’ equity	$313,700	$308,167
See Notes to Consolidated Financial Statements.

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except shares)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
Comprehensive income						3,130	288		3,418
Dividends—common stock			40,955	0	4	(606)			(602)
Dividends—preferred stock						(90)			(90)
Purchases of treasury stock								(1,815)	(1,815)
Issuances of common stock and restricted stock, net of forfeitures			2,180,098	0	84				84
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			2,089,451	0	70				70
Issuance of preferred stock (Series E and Series F)	1,500,000	0			1,472				1,472
Compensation expense for restricted stock awards and stock options					95				95
Balance as of September 30, 2015	3,375,000	$0	647,867,552	$6	$29,594	$26,407	$(142)	$(8,180)	$47,685
See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Operating activities:
Income from continuing operations, net of tax	$3,104	$3,453
Income (loss) from discontinued operations, net of tax	26	(24)
Net income	3,130	3,429
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,156	2,432
Depreciation and amortization, net	1,558	1,532
Net gain on sales of securities available for sale	(4)	(18)
Impairment losses on securities available for sale	27	15
Gain on sales of loans held for sale	(75)	(35)
Stock plan compensation expense	121	167
Loans held for sale:
Originations and purchases	(5,080)	(3,355)
Proceeds from sales and paydowns	5,270	3,171
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(19)	150
(Increase) decrease in other assets	(193)	607
Decrease in interest payable	(56)	(58)
Increase (decrease) in other liabilities	1,234	(375)
Net cash (used) provided by discontinued operations	(64)	39
Net cash provided by operating activities	9,005	7,701
Investing activities:
Securities available for sale:
Purchases	(9,268)	(10,034)
Proceeds from paydowns and maturities	6,067	5,714
Proceeds from sales	3,211	6,827
Securities held to maturity:
Purchases	(2,865)	(4,044)
Proceeds from paydowns and maturities	1,657	1,003
Loans:
Net increase in loans held for investment	(8,678)	(8,351)
Principal recoveries of loans previously charged off	1,156	1,203
Purchases of premises and equipment	(411)	(405)
Net cash used by other investing activities	(429)	0
Net cash used by investing activities	(9,560)	(8,087)
Financing activities:
Deposits and borrowings:
(Increase) decrease in restricted cash for securitization investors	(352)	469
Net increase (decrease) in deposits	7,348	(265)
Issuance of securitized debt obligations	4,139	2,995
Maturities and paydowns of securitized debt obligations	(175)	(2,808)
Issuance of senior and subordinated notes and long-term FHLB advances	14,536	7,713
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(8,443)	(2,375)
Net decrease in other short-term borrowings	(16,035)	(4,030)
Common stock:
Net proceeds from issuances	84	73
Dividends paid	(602)	(513)
Preferred stock:
Net proceeds from issuances	$1,472	$484
Dividends paid	(90)	(46)
Purchases of treasury stock	(1,815)	(1,543)
Proceeds from share-based payment activities	83	89
Net cash provided by financing activities	150	243
Decrease in cash and cash equivalents	(405)	(143)
Cash and cash equivalents at beginning of the period	7,242	6,291
Cash and cash equivalents at end of the period	$6,837	$6,148
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$271	$38
Interest paid	1,321	1,248
Income tax paid	1,117	1,109
See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2015, our principal subsidiaries included:

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
Change in Accounting Principle
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a right of setoff exists. This newly adopted policy is preferable as it more accurately reflects the Company’s counterparty credit risk as well as our contractual rights and obligations under these arrangements. Further, this change aligned our presentation with that of the majority of our peer institutions.
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
New Accounting Standards Adopted
Accounting for Repurchase Transactions
In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales. New disclosures are also required for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor retains substantially all of the exposure to the economic return on the transferred financial assets. Our adoption of the accounting guidance in the first quarter of 2015 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice. As required by the new guidance, the new disclosures were effective and have been provided beginning in the second quarter of 2015.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance clarifying that a performance target contained within a share-based payment award that affects vesting and can be achieved after the requisite service period has been completed is to be accounted for as a performance condition. Accordingly, the grantor of such awards should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved. The amount of the compensation cost recognized should represent the cost attributable to the requisite service period fulfilled. Our early adoption of this guidance in the first quarter of 2015 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued guidance raising the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a component of an entity or group of components that has been disposed by sale, disposed of other than by sale or is classified as held for sale and that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations. Our prospective adoption of this guidance in the first quarter of 2015 did not have any effect on our consolidated financial statements due to the prospective transition provisions.
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
Recently Issued but Not Yet Adopted Accounting Standards
Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued guidance on the recognition and presentation of changes to the provisional amounts recognized in a business combination. An acquirer should recognize adjustments to provisional amounts with a corresponding adjustment of goodwill, as well as the effect on earnings of changes in depreciation, amortization or other income effects, in the reporting period in which the adjustments are identified as if the accounting had been completed at the acquisition date. Disclosure is required, by line item, of the amount recorded in current period earnings that would have been recorded in previous reporting periods. We plan to early adopt the guidance in the fourth quarter of 2015 on a prospective basis with no impact to our consolidated financial statements in the period of adoption. The accounting for future business combinations will be subject to this new guidance if the initial accounting is incomplete by the end of the reporting period in which the combination occurs.
Revenue from Contracts with Customers: Deferral of the Effective Date
In August 2015, the FASB deferred by one year the effective date for revenue recognition guidance to January 1, 2018, with early adoption permitted effective January 1, 2017. In May 2014, the FASB issued revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. We do not plan to early adopt the guidance. We are currently assessing the potential impact of this new guidance on our consolidated financial statements and which transition method we plan to elect.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective on a retrospective basis beginning on January 1, 2016, with early adoption permitted. We plan to early adopt this guidance in the fourth quarter of 2015 and do not expect our adoption to have a material impact on our consolidated balance sheets.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which we acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three and nine months ended September 30, 2015 and 2014. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 2.1: Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Non-interest (expense) income, net	$(7)	$(70)	$41	$(38)
(Loss) income from discontinued operations before income taxes	(7)	(70)	41	(38)
Income tax (benefit) provision	(3)	(26)	15	(14)
(Loss) income from discontinued operations, net of tax	$(4)	$(44)	$26	$(24)
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets which primarily consisted of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury securities, Agency securities and other securities guaranteed by the U.S. government or U.S. government agencies represented 90% and 86% of our total investment securities as of September 30, 2015 and December 31, 2014, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.
The table below presents the overview of our investment securities portfolio as of September 30, 2015 and December 31, 2014.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	September 30, 2015	December 31, 2014
Securities available for sale, at fair value	$39,431	$39,508
Securities held to maturity, at carrying value	23,711	22,500
Total investments securities	$63,142	$62,008
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2015 and December 31, 2014.
Table 3.2: Investment Securities Available for Sale

	September 30, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,412	$33	$0	$4,445
Corporate debt securities guaranteed by U.S. government agencies	356	1	(2)	355
RMBS:
Agency(2)	24,409	274	(72)	24,611
Non-agency	2,761	411	(18)	3,154
Total RMBS	27,170	685	(90)	27,765
CMBS:
Agency(2)	3,431	45	(30)	3,446
Non-agency	1,744	36	(6)	1,774
Total CMBS	5,175	81	(36)	5,220
Other ABS(3)	1,478	6	(1)	1,483
Other securities(4)	162	2	(1)	163
Total investment securities available for sale	$38,753	$808	$(130)	$39,431

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,114	$5	$(1)	$4,118
Corporate debt securities guaranteed by U.S. government agencies	819	1	(20)	800
RMBS:
Agency(2)	21,804	296	(105)	21,995
Non-agency	2,938	461	(13)	3,386
Total RMBS	24,742	757	(118)	25,381
CMBS:
Agency(2)	3,751	32	(60)	3,723
Non-agency	1,780	31	(15)	1,796
Total CMBS	5,531	63	(75)	5,519
Other ABS(3)	2,618	54	(10)	2,662
Other securities(4)	1,035	6	(13)	1,028
Total investment securities available for sale	$38,859	$886	$(237)	$39,508
__________

(1)
Includes non-credit-related other-than-temporary impairment (“OTTI”) that is recorded in accumulated other comprehensive income (“AOCI”) of $18 million and $8 million as of September 30, 2015 and December 31, 2014, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 65% and 56% of the other ABS portfolio as of September 30, 2015 and December 31, 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 10% and 16% of the other ABS portfolio as of September 30, 2015 and December 31, 2014, respectively.

(4)	Includes foreign government bonds, corporate bonds, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of September 30, 2015 and December 31, 2014.
Table 3.3: Investment Securities Held to Maturity

	September 30, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$198	$0	$198	$2	$0	$200
Agency RMBS	21,696	(1,082)	20,614	1,078	(18)	21,674
Agency CMBS	3,007	(108)	2,899	140	0	3,039
Total investment securities held to maturity	$24,901	$(1,190)	$23,711	$1,220	$(18)	$24,913

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$21,347	$(1,184)	$20,163	$1,047	$0	$21,210
Agency CMBS	2,457	(120)	2,337	93	(6)	2,424
Total investment securities held to maturity	$23,804	$(1,304)	$22,500	$1,140	$(6)	$23,634
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014.
Table 3.4: Securities in an Unrealized Loss Position

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$0	$0	$249	$(2)	$249	$(2)
RMBS:
Agency	5,112	(25)	3,765	(47)	8,877	(72)
Non-agency	326	(8)	152	(10)	478	(18)
Total RMBS	5,438	(33)	3,917	(57)	9,355	(90)
CMBS:
Agency	265	(1)	1,230	(29)	1,495	(30)
Non-agency	435	(2)	327	(4)	762	(6)
Total CMBS	700	(3)	1,557	(33)	2,257	(36)
Other ABS	400	0	166	(1)	566	(1)
Other securities	56	0	20	(1)	76	(1)
Total investment securities available for sale in a gross unrealized loss position	$6,594	$(36)	$5,909	$(94)	$12,503	$(130)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,499	$(1)	$0	$0	$1,499	$(1)
Corporate debt securities guaranteed by U.S. government agencies	113	(2)	557	(18)	670	(20)
RMBS:
Agency	3,917	(15)	4,413	(90)	8,330	(105)
Non-agency	412	(9)	90	(4)	502	(13)
Total RMBS	4,329	(24)	4,503	(94)	8,832	(118)
CMBS:
Agency	294	(2)	1,993	(58)	2,287	(60)
Non-agency	258	(1)	681	(14)	939	(15)
Total CMBS	552	(3)	2,674	(72)	3,226	(75)
Other ABS	783	(1)	586	(9)	1,369	(10)
Other securities	106	0	551	(13)	657	(13)
Total investment securities available for sale in a gross unrealized loss position	$7,382	$(31)	$8,871	$(206)	$16,253	$(237)

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the amortized cost of approximately 430 securities available for sale exceeded their fair value by $130 million, of which $94 million related to securities that had been in a loss position for 12 months or longer. As of September 30, 2015, our investments in non-agency RMBS and CMBS, other ABS, and other securities accounted for $26 million, or 20%, of total gross unrealized losses on securities available for sale. As of September 30, 2015, the carrying value of approximately 30 securities classified as held to maturity exceeded their fair value by $18 million.
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
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2015.
Table 3.5: Contractual Maturities of Securities Available for Sale

	September 30, 2015
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$785	$785
Due after 1 year through 5 years	5,576	5,619
Due after 5 years through 10 years	1,825	1,865
Due after 10 years(1)	30,567	31,162
Total	$38,753	$39,431
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	September 30, 2015
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$199	$200
Due after 5 years through 10 years	1,150	1,244
Due after 10 years	22,362	23,469
Total	$23,711	$24,913
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of September 30, 2015.

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	September 30, 2015
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$603	$3,841	$1	$0	$4,445
Corporate debt securities guaranteed by U.S. government agencies	0	326	29	0	355
RMBS:
Agency	272	14,756	9,583	0	24,611
Non-agency	8	1,038	1,635	473	3,154
Total RMBS	280	15,794	11,218	473	27,765
CMBS:
Agency	80	1,829	1,517	20	3,446
Non-agency	133	497	1,144	0	1,774
Total CMBS	213	2,326	2,661	20	5,220
Other ABS	153	1,135	195	0	1,483
Other securities	51	5	17	90	163
Total securities available for sale	$1,300	$23,427	$14,121	$583	$39,431
Amortized cost of securities available for sale	$1,303	$23,143	$13,787	$520	$38,753
Weighted-average yield for securities available for sale(1)	1.16%	2.06%	2.92%	6.58%	2.40%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$198	$0	$0	$198
Agency RMBS	14	1,302	16,079	3,219	20,614
Agency CMBS	0	102	2,410	387	2,899
Total securities held for maturity	$14	$1,602	$18,489	$3,606	$23,711
Fair value of securities held to maturity	$15	$1,649	$19,459	$3,790	$24,913
Weighted-average yield for securities held to maturity(1)	5.67%	2.77%	2.50%	3.33%	2.64%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

73	Capital One Financial Corporation (COF)

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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of September 30, 2015, for any securities with unrealized losses recorded in AOCI, we do not intend to sell nor believe that we will be required to sell these securities prior to recovery of their amortized cost.
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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three and nine months ended September 30, 2015 and 2014 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Credit loss component, beginning of period	$192	$165	$175	$160
Additions:
Initial credit impairment	2	1	7	2
Subsequent credit impairment	3	2	15	6
Total additions	5	3	22	8
Reductions due to payoffs, disposals, transfers and other	(1)	(2)	(1)	(2)
Credit loss component, end of period	$196	$166	$196	$166
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and nine months ended September 30, 2015 and 2014. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Realized gains (losses):
Gross realized gains	$3	$16	$20	$50
Gross realized losses	0	(10)	(16)	(32)
Net realized gains	3	6	4	18
OTTI recognized in earnings:
Credit-related OTTI	(5)	(3)	(22)	(8)
Intent-to-sell OTTI	0	(6)	(5)	(7)
Total OTTI recognized in earnings	(5)	(9)	(27)	(15)
Net securities (losses) gains	$(2)	$(3)	$(23)	$3

Total proceeds from sales	$898	$3,268	$3,211	$6,827
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.1 billion and $3.5 billion as of September 30, 2015 and December 31, 2014, respectively. We also pledged securities held to maturity with a carrying value of $8.7 billion and $9.0 billion as of September 30, 2015 and December 31, 2014, respectively. Of the total securities pledged as collateral, we have encumbered $10.4 billion and $10.6 billion as of September 30, 2015 and December 31, 2014, respectively, primarily related to Public Fund deposits and our derivative transactions. We accepted pledges of securities with a fair value of $231 million and $91 million as of September 30, 2015 and December 31, 2014, respectively, primarily related to our derivative transactions.
Acquired Securities
The table below presents the outstanding balance and carrying value of the acquired credit-impaired debt securities as of September 30, 2015 and December 31, 2014.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	September 30, 2015	December 31, 2014
Outstanding balance	$3,395	$3,768
Carrying value	2,575	2,839

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Acquired Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities for the three and nine months ended September 30, 2015.
Table 3.11: Changes in the Accretable Yield of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Accretable yield, beginning of period	$1,192	$1,250
Accretion recognized in earnings	(62)	(185)
Reduction due to payoffs, disposals, transfers and other	0	(1)
Net reclassifications from nonaccretable difference	69	135
Accretable yield, end of period	$1,199	$1,199

76	Capital One Financial Corporation (COF)

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
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. The table below presents the composition and an aging analysis of our loans held for investment portfolio, which includes restricted loans for securitization investors, as of September 30, 2015 and December 31, 2014. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$79,481	$894	$607	$1,196	$2,697	$0	$82,178
International credit card	7,687	107	65	98	270	0	7,957
Total credit card	87,168	1,001	672	1,294	2,967	0	90,135
Consumer Banking:
Auto	38,348	1,712	791	201	2,704	0	41,052
Home loan	6,516	48	22	178	248	19,576	26,340
Retail banking	3,519	20	5	18	43	36	3,598
Total consumer banking	48,383	1,780	818	397	2,995	19,612	70,990
Commercial Banking:
Commercial and multifamily real estate	23,487	31	29	4	64	34	23,585
Commercial and industrial	27,525	82	24	145	251	97	27,873
Total commercial lending	51,012	113	53	149	315	131	51,458
Small-ticket commercial real estate	648	2	2	2	6	0	654
Total commercial banking	51,660	115	55	151	321	131	52,112
Other loans	81	3	1	7	11	0	92
Total loans(2)	$187,292	$2,899	$1,546	$1,849	$6,294	$19,743	$213,329
% of Total loans	87.79%	1.36%	0.72%	0.87%	2.95%	9.26%	100.00%

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$75,143	$790	$567	$1,181	$2,538	$23	$77,704
International credit card	7,878	114	69	111	294	0	8,172
Total credit card	83,021	904	636	1,292	2,832	23	85,876
Consumer Banking:
Auto	35,142	1,751	734	197	2,682	0	37,824
Home loan	6,492	57	27	218	302	23,241	30,035
Retail banking	3,496	17	7	16	40	44	3,580
Total consumer banking	45,130	1,825	768	431	3,024	23,285	71,439
Commercial Banking:
Commercial and multifamily real estate	22,974	74	7	36	117	46	23,137
Commercial and industrial	26,753	29	10	34	73	146	26,972
Total commercial lending	49,727	103	17	70	190	192	50,109
Small-ticket commercial real estate	771	6	1	3	10	0	781
Total commercial banking	50,498	109	18	73	200	192	50,890
Other loans	97	3	2	9	14	0	111
Total loans(2)	$178,746	$2,841	$1,424	$1,805	$6,070	$23,500	$208,316
% of Total loans	85.81%	1.36%	0.68%	0.87%	2.91%	11.28%	100.00%
__________

(1)	Includes installment loans of $97 million and $144 million as of September 30, 2015 and December 31, 2014, respectively.

(2)
Loans as presented are net of unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $901 million and $1.1 billion as of September 30, 2015 and December 31, 2014, respectively.

We had total loans held for sale of $566 million and $626 million as of September 30, 2015 and December 31, 2014, respectively.
Table 4.2 presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of September 30, 2015 and December 31, 2014.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	September 30, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,196	$0	$1,181	$0
International credit card	65	61	73	70
Total credit card	1,261	61	1,254	70
Consumer Banking:
Auto	0	201	0	197
Home loan	0	310	0	330
Retail banking	0	27	1	22
Total consumer banking	0	538	1	549
Commercial Banking:
Commercial and multifamily real estate	0	8	7	62
Commercial and industrial	1	441	1	106
Total commercial lending	1	449	8	168

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Small-ticket commercial real estate	0	4	0	7
Total commercial banking	1	453	8	175
Other loans	0	11	0	15
Total	$1,262	$1,063	$1,263	$809
% of Total loans	0.59%	0.50%	0.61%	0.39%
__________

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.
Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product (“GDP”), home values, as well as customer liquidity, all of which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time.
The table below displays the geographic profile of our credit card loan portfolio as of September 30, 2015 and December 31, 2014. We also present net charge-offs for the three and nine months ended September 30, 2015 and 2014.
Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$9,310	10.3%	$8,574	10.0%
New York	6,042	6.7	5,610	6.5
Texas	5,901	6.5	5,382	6.3
Florida	5,260	5.8	4,794	5.6
Illinois	3,870	4.3	3,747	4.4
Pennsylvania	3,521	3.9	3,581	4.2
Ohio	3,136	3.5	3,075	3.6
New Jersey	3,004	3.3	2,868	3.3
Michigan	2,754	3.1	2,681	3.1
Other	39,380	43.8	37,392	43.5
Total domestic credit card	82,178	91.2	77,704	90.5
International credit card:
Canada	4,698	5.2	4,747	5.5
United Kingdom	3,259	3.6	3,425	4.0
Total international credit card	7,957	8.8	8,172	9.5
Total credit card	$90,135	100.0%	$85,876	100.0%
__________

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.4: Credit Card: Net Charge-offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$619	3.08%	$508	2.83%	$1,933	3.35%	$1,818	3.45%
International credit card	36	1.80	64	3.32	144	2.41	219	3.81
Total credit card	$655	2.96	$572	2.88	$2,077	3.26	$2,037	3.48
__________

(1)
The net charge-off rate is calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period. Net charge-offs and the net-charge off rate are impacted periodically by fluctuations in recoveries, including impacts of debt sales.

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
The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of September 30, 2015 and December 31, 2014, and net charge-offs for the three and nine months ended September 30, 2015 and 2014.
Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,449	7.7%	$5,248	7.4%
California	4,502	6.3	4,081	5.7
Florida	3,216	4.5	2,737	3.8
Georgia	2,230	3.1	2,066	2.9
Louisiana	1,889	2.7	1,773	2.5
Illinois	1,839	2.6	1,676	2.4
Ohio	1,711	2.4	1,566	2.2
Other	20,216	28.5	18,677	26.1
Total auto	41,052	57.8	37,824	53.0
Home loan:
California	6,044	8.5	6,943	9.7
New York	2,243	3.2	2,452	3.4
Illinois	1,598	2.3	1,873	2.6
Maryland	1,580	2.2	1,720	2.4
Virginia	1,403	2.0	1,538	2.2
New Jersey	1,367	1.9	1,529	2.1
Florida	1,213	1.7	1,375	1.9
Other	10,892	15.3	12,605	17.7
Total home loan	26,340	37.1	30,035	42.0

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	1,097	1.5	1,120	1.5
New York	901	1.3	881	1.2
Texas	763	1.1	756	1.1
New Jersey	250	0.4	265	0.4
Maryland	175	0.2	167	0.2
Virginia	146	0.2	132	0.2
Other	266	0.4	259	0.4
Total retail banking	3,598	5.1	3,580	5.0
Total consumer banking	$70,990	100.0%	$71,439	100.0%

	September 30, 2015						December 31, 2014
	30+ day Delinquencies		90+ day Delinquencies		Nonperforming Loans		30+ day Delinquencies		90+ day Delinquencies		Nonperforming Loans
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Auto	$2,704	6.59%	$201	0.49%	$201	0.49%	$2,682	7.09%	$197	0.52%	$197	0.52%
Home Loan(2)	248	0.94	178	0.67	310	1.18	302	1.01	218	0.73	330	1.10
Retail Banking	43	1.20	18	0.51	27	0.74	40	1.11	16	0.44	22	0.61
Total Consumer Banking(2)	$2,995	4.22	$397	0.56	$538	0.76	$3,024	4.23	$431	0.60	$549	0.77
__________

(1)	Percentages by geographic region are calculated based on the total held for investment consumer banking loans as of the end of the reported period.

(2)
Excluding the impact of Acquired Loans, the 30+ day delinquency rates, 90+ day delinquency rates, and the nonperforming loans rates for our home loan portfolio were 3.66%, 2.62% and 4.59% as of September 30, 2015; and 4.45%, 3.21% and 4.86% as of December 31, 2014; and for the total consumer banking loan portfolio were 5.83%, 0.77% and 1.05% as of September 30, 2015; and 6.28%, 0.89% and 1.14% as of December 31, 2014.

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$188	1.85%	$176	1.98%	$457	1.54%	$421	1.65%
Home loan	1	0.01	2	0.02	6	0.03	12	0.05
Retail banking	14	1.53	12	1.36	35	1.30	27	1.00
Total consumer banking	$203	1.14	$190	1.07	$498	0.93	$460	0.87
__________

(1)
Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period. Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio and the total consumer banking loan portfolio were 0.05% and 1.58%, respectively, for the three months ended September 30, 2015, compared to 0.11% and 1.65%, respectively, for the three months ended September 30, 2014; and 0.11% and 1.33%, respectively, for the nine months ended September 30, 2015, compared to 0.22% and 1.37%, respectively, for the nine months ended September 30, 2014.

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
The following table presents the distribution of our home loan portfolio as of September 30, 2015 and December 31, 2014, based on selected key risk characteristics.
Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	September 30, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,418	9.2%	$5,014	19.0%	$7,432	28.2%
2007	281	1.0	4,282	16.3	4,563	17.3
2008	165	0.6	3,033	11.5	3,198	12.1
2009	103	0.4	1,600	6.1	1,703	6.5
2010	102	0.4	2,392	9.1	2,494	9.5
2011	185	0.7	2,696	10.2	2,881	10.9
2012	1,355	5.2	426	1.6	1,781	6.8
2013	578	2.2	73	0.3	651	2.5
2014	698	2.7	32	0.1	730	2.8
2015	879	3.3	28	0.1	907	3.4
Total	$6,764	25.7%	$19,576	74.3%	$26,340	100.0%
Geographic concentration:(3)
California	$906	3.4%	$5,138	19.5%	$6,044	22.9%
New York	1,306	5.0	937	3.6	2,243	8.6
Illinois	90	0.4	1,508	5.7	1,598	6.1
Maryland	495	1.9	1,085	4.1	1,580	6.0
Virginia	423	1.6	980	3.7	1,403	5.3
New Jersey	348	1.3	1,019	3.9	1,367	5.2
Florida	158	0.6	1,055	4.0	1,213	4.6
Arizona	83	0.3	1,057	4.0	1,140	4.3
Louisiana	1,102	4.2	29	0.1	1,131	4.3
Washington	114	0.4	844	3.2	958	3.6
Other	1,739	6.6	5,924	22.5	7,663	29.1
Total	$6,764	25.7%	$19,576	74.3%	$26,340	100.0%
Lien type:
1st lien	$5,764	21.9%	$19,246	73.1%	$25,010	95.0%
2nd lien	1,000	3.8	330	1.2	1,330	5.0
Total	$6,764	25.7%	$19,576	74.3%	$26,340	100.0%
Interest rate type:
Fixed rate	$2,708	10.3%	$2,294	8.7%	$5,002	19.0%
Adjustable rate	4,056	15.4	17,282	65.6	21,338	81.0
Total	$6,764	25.7%	$19,576	74.3%	$26,340	100.0%

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,827	9.4%	$5,715	19.1%	$8,542	28.5%
2007	320	1.1	4,766	15.8	5,086	16.9
2008	187	0.6	3,494	11.7	3,681	12.3
2009	107	0.4	1,999	6.6	2,106	7.0
2010	120	0.4	3,108	10.3	3,228	10.7
2011	221	0.7	3,507	11.7	3,728	12.4
2012	1,620	5.4	533	1.8	2,153	7.2
2013	661	2.2	85	0.3	746	2.5
2014	731	2.4	34	0.1	765	2.5
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Geographic concentration:(3)
California	$924	3.1%	$6,019	20.0%	$6,943	23.1%
New York	1,379	4.6	1,073	3.6	2,452	8.2
Illinois	86	0.3	1,787	5.9	1,873	6.2
Maryland	457	1.5	1,263	4.2	1,720	5.7
Virginia	385	1.3	1,153	3.8	1,538	5.1
New Jersey	341	1.1	1,188	4.0	1,529	5.1
Florida	161	0.5	1,214	4.1	1,375	4.6
Arizona	89	0.3	1,215	4.1	1,304	4.4
Louisiana	1,205	4.0	38	0.1	1,243	4.1
Washington	109	0.4	1,038	3.4	1,147	3.8
Other	1,658	5.5	7,253	24.2	8,911	29.7
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Interest rate type:
Fixed rate	$2,446	8.1%	$2,840	9.5%	$5,286	17.6%
Adjustable rate	4,348	14.5	20,401	67.9	24,749	82.4
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
__________

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans balances with an originate date in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	States listed represents the ten states in which we have the highest concentration of home loans.
Our recorded investment in home loans for properties that are in process of foreclosure was $577 million as of September 30, 2015. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and time lines vary according to state law. As of September 30, 2015 and December 31, 2014, the carrying value of the foreclosed residential real estate properties which we hold and report as other assets on our consolidated balance sheet totaled $118 million and $131 million, respectively.

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

We use our internal risk-rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for loan and lease losses for commercial loans. Loans of $1 million or more designated as criticized performing and criticized nonperforming are reviewed quarterly by management for further deterioration or improvement to determine if they are appropriately classified/rated and whether impairment exists. Noncriticized loans greater than $1 million are specifically reviewed, at least annually, to determine the appropriate loan rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2015 and December 31, 2014.
Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$14,670	62.2%	$6,784	24.3%	$401	61.3%	$21,855	41.9%
Mid-Atlantic	2,743	11.6	2,246	8.1	25	3.9	5,014	9.6
South	3,718	15.8	11,491	41.2	42	6.4	15,251	29.3
Other	2,454	10.4	7,352	26.4	186	28.4	9,992	19.2
Total	$23,585	100.0%	$27,873	100.0%	$654	100.0%	$52,112	100.0%
Internal risk rating:(3)
Noncriticized	$23,191	98.3%	$26,096	93.6%	$647	98.9%	$49,934	95.8%
Criticized performing	386	1.6	1,336	4.8	3	0.5	1,725	3.3
Criticized nonperforming	8	0.1	441	1.6	4	0.6	453	0.9
Total	$23,585	100.0%	$27,873	100.0%	$654	100.0%	$52,112	100.0%

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,135	65.4%	$6,384	23.7%	$478	61.2%	$21,997	43.2%
Mid-Atlantic	2,491	10.8	2,121	7.9	30	3.8	4,642	9.1
South	3,070	13.3	12,310	45.6	48	6.2	15,428	30.3
Other	2,441	10.5	6,157	22.8	225	28.8	8,823	17.4
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
Internal risk rating:(3)
Noncriticized	$22,535	97.4%	$25,982	96.3%	$767	98.2%	$49,284	96.9%
Criticized performing	540	2.3	884	3.3	7	0.9	1,431	2.8
Criticized nonperforming	62	0.3	106	0.4	7	0.9	175	0.3
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
__________

(1)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.
Impaired Loans
The following table presents information about our impaired loans, excluding the impact of Acquired Loans, which is reported separately as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014:
Table 4.9: Impaired Loans(1)

	September 30, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$538	$0	$538	$145	$393	$522
International credit card	128	0	128	63	65	124
Total credit card(2)	666	0	666	208	458	646
Consumer Banking:
Auto(3)	264	211	475	22	453	752
Home loan	223	134	357	16	341	450
Retail banking	52	7	59	12	47	60
Total consumer banking	539	352	891	50	841	1,262
Commercial Banking:
Commercial and multifamily real estate	86	4	90	13	77	93
Commercial and industrial	306	240	546	28	518	608
Total commercial lending	392	244	636	41	595	701
Small-ticket commercial real estate	5	0	5	0	5	6
Total commercial banking	397	244	641	41	600	707
Total	$1,602	$596	$2,198	$299	$1,899	$2,615

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$535	$15	$538	$43
International credit card	133	2	137	7
Total credit card(2)	668	17	675	50
Consumer Banking:
Auto(3)	468	20	456	61
Home loan	360	2	363	4
Retail banking	55	0	55	1
Total consumer banking	883	22	874	66
Commercial Banking:
Commercial and multifamily real estate	112	0	115	2
Commercial and industrial	388	0	385	2
Total commercial lending	500	0	500	4
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	508	0	507	4
Total	$2,059	$39	$2,056	$120

	December 31, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$546	$0	$546	$145	$401	$531
International credit card	146	0	146	74	72	141
Total credit card(2)	692	0	692	219	473	672
Consumer Banking:
Auto(3)	230	205	435	19	416	694
Home loan	218	149	367	17	350	472
Retail banking	45	5	50	6	44	52
Total consumer banking	493	359	852	42	810	1,218
Commercial Banking:
Commercial and multifamily real estate	120	26	146	23	123	163
Commercial and industrial	161	55	216	16	200	233
Total commercial lending	281	81	362	39	323	396
Small-ticket commercial real estate	3	5	8	0	8	10
Total commercial banking	284	86	370	39	331	406
Total	$1,469	$445	$1,914	$300	$1,614	$2,296

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$558	$14	$577	$44
International credit card	159	3	164	9
Total credit card(2)	717	17	741	53
Consumer Banking:
Auto(3)	387	18	375	52
Home loan	382	1	392	4
Retail banking	60	1	74	2
Total consumer banking	829	20	841	58
Commercial Banking:
Commercial and multifamily real estate	196	2	183	5
Commercial and industrial	175	1	177	3
Total commercial lending	371	3	360	8
Small-ticket commercial real estate	9	0	8	0
Total commercial banking	380	3	368	8
Total	$1,926	$40	$1,950	$119
__________

(1)
Impaired loans include loans modified in Troubled Debt Restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.
Loans modified in TDRs accounted for $1.6 billion and $1.7 billion of the impaired loans presented above as of September 30, 2015 and December 31, 2014, respectively. Consumer TDRs classified as performing totaled $1.0 billion as of both September 30, 2015 and December 31, 2014. Commercial TDRs classified as performing totaled $187 million and $194 million as of September 30, 2015 and December 31, 2014, respectively.
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2015 and 2014:

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended September 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$77	100%	12.30%	0%	0	0%	$0
International credit card	29	100	25.89	0	0	0	0
Total credit card	106	100	16.01	0	0	0	0
Consumer Banking:
Auto	88	42	4.14	68	7	31	24
Home loan	17	70	2.63	87	232	6	0
Retail banking	10	6	6.15	94	6	0	0
Total consumer banking	115	43	3.81	73	46	25	24
Commercial Banking:
Commercial and multifamily real estate	9	0	0.00	83	8	0	0
Commercial and industrial	21	0	0.00	21	9	0	0
Total commercial lending	30	0	0.00	40	9	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	30	0	0.00	40	9	0	0
Total	$251	62	12.13	38	42	11	$24

	Total Loans Modified(1)(2)	Nine Months Ended September 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$217	100%	12.16%	0%	0	0%	$0
International credit card	91	100	25.87	0	0	0	0
Total credit card	308	100	16.21	0	0	0	0
Consumer Banking:
Auto	257	41	3.28	69	8	30	69
Home loan	34	60	2.78	74	209	9	0
Retail banking	20	19	7.19	88	6	0	0
Total consumer banking	311	42	3.31	71	31	26	69
Commercial Banking:
Commercial and multifamily real estate	12	0	0.00	86	14	18	1
Commercial and industrial	72	0	1.06	48	6	0	0
Total commercial lending	84	0	1.06	53	8	2	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	85	0	1.06	53	8	2	1
Total	$704	62	12.40	38	27	12	$70

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Three Months Ended September 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$68	100%	11.52%	0%	0	0%	$0
International credit card	35	100	25.41	0	0	0	0
Total credit card	103	100	16.12	0	0	0	0
Consumer Banking:
Auto	88	40	1.70	64	9	35	28
Home loan	10	41	3.33	52	150	2	0
Retail banking	1	17	6.42	88	3	0	0
Total consumer banking	99	40	1.88	63	21	31	28
Commercial Banking:
Commercial and multifamily real estate	1	0	0.00	0	0	0	0
Commercial and industrial	3	96	0.85	100	7	11	0
Total commercial lending	4	71	0.85	74	7	8	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	4	71	0.85	74	7	8	0
Total	$206	70	11.94	32	20	15	$28

	Total Loans Modified(1)(2)	Nine Months Ended September 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$199	100%	11.52%	0%	0	0%	$0
International credit card	116	100	25.35	0	0	0	0
Total credit card	315	100	16.60	0	0	0	0
Consumer Banking:
Auto	234	37	1.24	63	9	36	75
Home loan	29	34	2.64	39	154	6	1
Retail banking	9	8	5.17	72	7	0	0
Total consumer banking	272	36	1.41	61	19	31	76
Commercial Banking:
Commercial and multifamily real estate	67	31	1.26	92	7	6	2
Commercial and industrial	16	20	0.18	67	10	2	0
Total commercial lending	83	29	1.11	87	8	5	2
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	84	28	1.11	86	8	5	2
Total	$671	65	12.34	36	16	13	$78
__________

(1)
Represents total loans modified and accounted for as TDRs during the period. Paydowns, net charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
We present the modification types utilized most prevalently across our loan portfolios. As not every modification type is included in the table above, the total % of TDR activity may not add up to 100%.

(3)	Represents percentage of loans modified and accounted for as TDRs during the period that were granted a reduced interest rate.

(4)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

(5)	Represents weighted average interest rate reduction for those loans that received an interest rate concession.

(6)	Represents percentage of loans modified and accounted for as TDRs during the period that were granted a maturity date extension.

(7)	Represents weighted average change in maturity date for those loans that received a maturity date extension.

(8)	Represents percentage of loans modified and accounted for as TDRs during the period that were granted forgiveness or forbearance of a portion of their balance.

(9)
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
Table 4.11: TDR - Subsequent Defaults

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,487	$18	29,815	$50
International credit card(1)	8,294	19	25,466	62
Total credit card	18,781	37	55,281	112
Consumer Banking:
Auto	2,297	27	6,172	71
Home loan	4	1	11	1
Retail banking	6	0	20	1
Total consumer banking	2,307	28	6,203	73
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	3	2	6	19
Total commercial lending	3	2	6	19
Small-ticket commercial real estate	3	0	3	0
Total commercial banking	6	2	9	19
Total	21,094	$67	61,493	$204

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	9,882	$16	30,502	$47
International credit card(1)	9,109	24	29,513	84
Total credit card	18,991	40	60,015	131
Consumer Banking:
Auto	1,674	18	4,672	49
Home loan	2	1	12	3
Retail banking	13	0	53	9
Total consumer banking	1,689	19	4,737	61
Commercial Banking:
Commercial and multifamily real estate	0	0	4	6
Commercial and industrial	0	0	2	1
Total commercial lending	0	0	6	7
Small-ticket commercial real estate	18	0	26	3
Total commercial banking	18	0	32	10
Total	20,698	$59	64,784	$202
_______________

(1)
The regulatory regime in the U.K. require the U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

Acquired Loans Accounted for Based on Expected Cash Flows
Outstanding Balance and Carrying Value of Acquired Loans
The table below presents the outstanding balance and the carrying value of acquired loans that are accounted for based on expected cash flows as of September 30, 2015 and December 31, 2014. The table separately displays loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.
Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	September 30, 2015			December 31, 2014
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$21,328	$3,879	$17,449	$25,201	$4,279	$20,922
Carrying value(1)	19,753	2,645	17,108	23,519	2,882	20,637
__________

(1)
Includes $28 million and $27 million of allowance for loan and lease losses for these loans as of September 30, 2015 and December 31, 2014, respectively. We recorded a $1 million provision and a $15 million release of the allowance for credit losses for the nine months ended September 30, 2015 and 2014, respectively, for Acquired Loans.

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on the Acquired Loans:
Table 4.13: Changes in Accretable Yield on Acquired Loans

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in millions)	Total Loans	Impaired Loans	Non-Impaired Loans	Total Loans	Impaired Loans	Non-Impaired Loans
Accretable yield, beginning of period	$3,997	$1,412	$2,585	$4,653	$1,485	$3,168
Accretion recognized in earnings	(192)	(65)	(127)	(637)	(222)	(415)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	2	1	1	36	46	(10)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(136)	(22)	(114)	(381)	17	(398)
Accretable yield, end of period	$3,671	$1,326	$2,345	$3,671	$1,326	$2,345
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by changes in actual and estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $305.9 billion and $292.9 billion as of September 30, 2015 and December 31, 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $26.4 billion and $24.5 billion, which included $1.1 billion and $924 million advised lines of credit as of September 30, 2015 and December 31, 2014, respectively. Advised lines of credit are not considered legally binding commitments as funding is subject to our satisfactory evaluation of the customer at the time credit is requested.

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
The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three and nine months ended September 30, 2015 and 2014.
Table 5.1: Allowance for Loan and Lease Losses

	Three Months Ended September 30, 2015
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of June30, 2015	$3,324	$744	$65	$66	$875	$472	$5	$4,676	$135	$4,811
Provision (benefit) for credit losses	831	178	(4)	14	188	60	(2)	1,077	15	1,092
Charge-offs	(930)	(264)	(5)	(17)	(286)	(47)	0	(1,263)	0	(1,263)
Recoveries	275	76	4	3	83	14	1	373	0	373
Net charge-offs	(655)	(188)	(1)	(14)	(203)	(33)	1	(890)	0	(890)
Other changes(2)	(16)	0	0	0	0	0	0	(16)	0	(16)
Balance as of September 30, 2015	$3,484	$734	$60	$66	$860	$499	$4	$4,847	$150	$4,997

	Nine Months Ended September 30, 2015
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2014	$3,204	$661	$62	$56	$779	$395	$5	$4,383	$113	$4,496
Provision (benefit) for credit losses	2,395	530	4	45	579	147	(2)	3,119	37	3,156
Charge-offs	(2,940)	(700)	(14)	(47)	(761)	(67)	(5)	(3,773)	0	(3,773)
Recoveries	863	243	8	12	263	24	6	1,156	0	1,156
Net charge-offs	(2,077)	(457)	(6)	(35)	(498)	(43)	1	(2,617)	0	(2,617)
Other changes(2)	(38)	0	0	0	0	0	0	(38)	0	(38)
Balance as of September 30, 2015	$3,484	$734	$60	$66	$860	$499	$4	$4,847	$150	$4,997

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of June 30, 2014	$2,858	$642	$67	$56	$765	$368	$7	$3,998	$102	$4,100
Provision (benefit) for credit losses	787	194	(9)	13	198	4	(1)	988	5	993
Charge-offs	(885)	(245)	(4)	(15)	(264)	(4)	(2)	(1,155)	0	(1,155)
Recoveries	313	69	2	3	74	10	2	399	0	399
Net charge-offs	(572)	(176)	(2)	(12)	(190)	6	0	(756)	0	(756)
Other changes(2)	(16)	0	(1)	0	(1)	0	(1)	(18)	0	(18)
Balance as of September 30, 2014	$3,057	$660	$55	$57	$772	$378	$5	$4,212	$107	$4,319

	Nine Months Ended September 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402
Provision (benefit) for credit losses	1,894	475	(15)	21	481	41	(4)	2,412	20	2,432
Charge-offs	(2,975)	(633)	(23)	(44)	(700)	(19)	(8)	(3,702)	0	(3,702)
Recoveries	938	212	11	17	240	18	7	1,203	0	1,203
Net charge-offs	(2,037)	(421)	(12)	(27)	(460)	(1)	(1)	(2,499)	0	(2,499)
Other changes(2)	(14)	0	(1)	0	(1)	0	(1)	(16)	0	(16)
Balance as of September 30, 2014	$3,057	$660	$55	$57	$772	$378	$5	$4,212	$107	$4,319
_________

(1)	Other primarily consists of our discontinued GreenPoint mortgage operations loan portfolio.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of September 30, 2015 and December 31, 2014.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	September 30, 2015
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,276	$712	$17	$54	$783	$457	$4	$4,520
Asset-specific(2)	208	22	16	12	50	41	0	299
Acquired Loans(3)	0	0	27	0	27	1	0	28
Total allowance for loan and lease losses	$3,484	$734	$60	$66	$860	$499	$4	$4,847
Loans held for investment:
Collectively evaluated(1)	$89,469	$40,788	$6,407	$3,503	$50,698	$51,340	$92	$191,599
Asset-specific(2)	666	264	357	59	680	641	0	1,987
Acquired Loans(3)	0	0	19,576	36	19,612	131	0	19,743
Total loans held for investment	$90,135	$41,052	$26,340	$3,598	$70,990	$52,112	$92	$213,329
Allowance as a percentage of period-end loans held for investment	3.86%	1.79%	0.23%	1.86%	1.21%	0.96%	4.71%	2.27%

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$2,985	$642	$18	$50	$710	$356	$5	$4,056
Asset-specific(2)	219	19	17	6	42	39	0	300
Acquired Loans(3)	0	0	27	0	27	0	0	27
Total allowance for loan and lease losses	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Loans held for investment:
Collectively evaluated(1)	$85,161	$37,594	$6,427	$3,486	$47,507	$50,328	$111	$183,107
Asset-specific(2)	692	230	367	50	647	370	0	1,709
Acquired Loans(3)	23	0	23,241	44	23,285	192	0	23,500
Total loans held for investment	$85,876	$37,824	$30,035	$3,580	$71,439	$50,890	$111	$208,316
Allowance as a percentage of period-end loans held for investment	3.73%	1.75%	0.21%	1.58%	1.09%	0.78%	4.68%	2.10%
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

We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership. The loss sharing amounts due from these partners result in reductions in reported charge-offs and provision for loan and lease losses. The table below summarizes these impact for the three and nine months ended September 30, 2015 and 2014.
Table 5.3: Summary of Loss Sharing Arrangements Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Reduction in charge-offs	$47	$40	$136	$121
Reduction in provision for loan and lease losses	64	48	183	130
The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $190 million and $143 million as of September 30, 2015 and December 31, 2014, respectively. See “Note 1—Summary of Significant Accounting Policies” of our 2014 Form 10-K for further discussion on our card partnership agreements.

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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of September 30, 2015 and December 31, 2014. We separately present information for consolidated and unconsolidated VIEs.
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
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,167	$16,325	$0	$0	$0
Home loan securitizations(2)	0	0	214	29	876
Total securitization-related VIEs	34,167	16,325	214	29	876
Other VIEs:
Affordable housing entities	0	0	3,744	506	3,744
Entities that provide capital to low-income and rural communities	370	100	0	0	0
Other	0	0	61	0	61
Total other VIEs	370	100	3,805	506	3,805
Total VIEs	$34,537	$16,425	$4,019	$535	$4,681

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$36,779	$12,350	$0	$0	$0
Home loan securitizations(2)	0	0	221	31	876
Total securitization-related VIEs	36,779	12,350	221	31	876
Other VIEs:
Affordable housing entities	0	0	3,500	488	3,500
Entities that provide capital to low-income and rural communities	374	99	1	0	1
Other	4	0	74	0	74
Total other VIEs	378	99	3,575	488	3,575
Total VIEs	$37,157	$12,449	$3,796	$519	$4,451
__________

(1)	Represents the gross amount of assets and liabilities owned by the VIE, which includes the seller’s interest and retained and repurchased notes held by other related parties.

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

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the securitization-related VIEs in which we had continuing involvement as of September 30, 2015 and December 31, 2014.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
September 30, 2015:
Securities held by third-party investors	$15,656	$1,813		$79		$812
Receivables in the trust	33,581	1,874		74		817
Cash balance of spread or reserve accounts	0	8		N/A		137
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No		No	(2)
Amortization event(3)	No	No		No		No
December 31, 2014:
Securities held by third-party investors	$11,624	$2,026		$95		$887
Receivables in the trust	36,545	2,094		89		893
Cash balance of spread or reserve accounts	0	8		N/A		143
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No	(1)	No	(2)
Amortization event(3)	No	No		No		No
__________

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics, such as net charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations
As of September 30, 2015 and December 31, 2014, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $1.8 billion and $2.0 billion as of September 30, 2015 and December 31, 2014, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold HELOCs in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both September 30, 2015 and December 31, 2014. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $6 million related to those interests for our non-consolidated VIEs as of both September 30, 2015 and December 31, 2014.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $817 million and $893 million as of September 30, 2015 and December 31, 2014, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.
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
We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2015 and 2014, we recognized

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortization of $257 million and $231 million, respectively, and tax credits of $387 million and $268 million, respectively, associated with these investments within income tax provision. The carrying value of our investments in these qualified affordable housing projects was $3.4 billion and $3.2 billion as of September 30, 2015 and December 31, 2014, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had a recorded liability of $1.3 billion for these unfunded commitments as of September 30, 2015, which is expected to be paid from 2015 to 2018.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.7 billion and $3.5 billion as of September 30, 2015 and December 31, 2014, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.7 billion and $3.5 billion as of September 30, 2015 and December 31, 2014, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds were $10.8 billion and $10.2 billion as of September 30, 2015 and December 31, 2014, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $370 million and $374 million as of September 30, 2015 and December 31, 2014, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.
Other
Other VIEs include a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $130 million and $159 million as of September 30, 2015 and December 31, 2014, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities that most significantly impact the trust’s economic performance. Our maximum exposure to this entity is limited to our retained interest of $61 million and $74 million as of September 30, 2015 and December 31, 2014, respectively. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and Mortgage Servicing Rights (“MSRs”) as of September 30, 2015 and December 31, 2014. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2015			December 31, 2014
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$13,983	N/A	$13,983	$13,978	N/A	$13,978
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,156	$(1,393)	763	2,124	$(1,152)	972
Core deposit intangibles	1,771	(1,642)	129	1,771	(1,569)	202
Other(2)	239	(126)	113	300	(158)	142
Total intangible assets	4,166	(3,161)	1,005	4,195	(2,879)	1,316
Total goodwill and intangible assets	$18,149	$(3,161)	$14,988	$18,173	$(2,879)	$15,294
MSRs:
Consumer MSRs(3)	$63	N/A	$63	$53	N/A	$53
Commercial MSRs(4)	204	$(44)	160	171	$(24)	147
Total MSRs	$267	$(44)	$223	$224	$(24)	$200
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)
Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles. Also includes certain indefinite-lived intangibles of $4 million as of both September 30, 2015 and December 31, 2014.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently measured under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $106 million and $327 million for the three and nine months ended September 30, 2015, respectively, and $130 million and $409 million for the three and nine months ended September 30, 2014, respectively.
Goodwill
The following table presents goodwill attributable to each of our business segments as of September 30, 2015 and December 31, 2014.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2014	$5,001	$4,593	$4,384	$13,978
Acquisitions	1	7	0	8
Other adjustments	(3)	0	0	(3)
Balance as of September 30, 2015	$4,999	$4,600	$4,384	$13,983

101	Capital One Financial Corporation (COF)

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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors were $15.7 billion and $11.6 billion as of September 30, 2015 and December 31, 2014, respectively. During the first nine months of 2015, $4.2 billion of new debt was issued to third-party investors from our loan securitization trusts, offset by $175 million of debt maturities.
Senior and Subordinated Notes
As of September 30, 2015, we had $21.8 billion of senior and subordinated notes outstanding, inclusive of fair value hedging losses of $386 million. As of December 31, 2014, we had $18.7 billion of senior and subordinated notes outstanding, inclusive of fair value hedging losses of $179 million. During the first nine months of 2015, we issued $4.5 billion of long-term senior unsecured debt, comprised of $700 million of floating-rate notes and $3.8 billion of fixed-rate notes. During the first nine months of 2015, $1.6 billion of outstanding unsecured notes matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.4 billion and $2.0 billion as of September 30, 2015 and December 31, 2014, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. The outstanding FHLB advances totaled $4.3 billion as of September 30, 2015, all of which represented long-term callable advances, and $17.3 billion as of December 31, 2014, which was substantially comprised of short-term advances. We did not access the Federal Reserve Discount Window for funding during 2015 or 2014.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2015 and December 31, 2014. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2015	December 31, 2014
Deposits:
Non-interest bearing deposits	$25,055	$25,081
Interest-bearing deposits	187,848	180,467
Total deposits	$212,903	$205,548
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,021	$880
FHLB advances	0	16,200
Total short-term borrowings	$1,021	$17,080

	September 30, 2015
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2014
Long-term debt:
Securitized debt obligations(1)	2015 - 2025	0.25 - 5.75%	1.37%	$15,656	$11,624
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2015 - 2025	1.00 - 6.75%	2.65	17,539	15,174
Floating unsecured senior debt	2015 - 2018	0.77 - 1.47%	1.00	1,580	880
Total unsecured senior debt			2.51	19,119	16,054
Fixed unsecured subordinated debt	2016 - 2023	3.38 - 8.80%	4.97	2,654	2,630
Total senior and subordinated notes				21,773	18,684
Other long-term borrowings:
FHLB advances	2015 - 2025	0.25 - 6.41%	0.32	4,304	1,069
Capital lease obligations	2016 - 2034	3.09 - 12.86%	4.24	24	0
Total other long-term borrowings				4,328	1,069
Total long-term debt				41,757	31,377
Total short-term borrowings and long-term debt				$42,778	$48,457
___________

(1)	Outstanding amount includes the impact from hedge accounting.

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2015 and 2014:
Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$0	$1	$1
FHLB advances	0	6	9	15
Total short-term borrowings	0	6	10	16
Long-term debt:
Securitized debt obligations(1)	39	32	108	109
Senior and subordinated notes(1)	82	71	241	226
Other long-term borrowings	12	10	29	20
Total long-term debt	133	113	378	355
Total interest expense on short-term borrowings and long-term debt	$133	$119	$388	$371
__________

(1)	Interest expense includes the impact from hedge accounting.

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability positions and market risk exposure and limits in accordance with our market risk management policies that are approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge foreign-currency denominated exposures to limit our earnings and capital ratio exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate and foreign exchange derivatives as an accommodation to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties.
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
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of September 30, 2015 and December 31, 2014, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2015			December 31, 2014
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$31,876	$706	$40	$24,543	$480	$39
Cash flow hedges	23,150	352	11	24,450	222	18
Total interest rate contracts	55,026	1,058	51	48,993	702	57
Foreign exchange contracts:
Cash flow hedges	5,244	219	9	5,546	221	2
Net investment hedges	2,543	58	0	2,476	73	0
Total foreign exchange contracts	7,787	277	9	8,022	294	2
Total derivatives designated as accounting hedges	62,813	1,335	60	57,015	996	59
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,074	15	9	777	10	3
Customer accommodation	27,939	525	381	27,646	413	251
Other interest rate exposures(3)	1,526	36	17	2,614	33	21
Total interest rate contracts	30,539	576	407	31,037	456	275
Other contracts	614	0	5	593	0	5
Total derivatives not designated as accounting hedges	31,153	576	412	31,630	456	280
Total derivatives	$93,966	$1,911	$472	$88,645	$1,452	$339
Less: netting adjustment(4)		(483)	(181)		(624)	(164)
Total derivative assets/liabilities		$1,428	$291		$828	$175
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and To Be Announced (“TBA”) contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)	Represents balance sheet netting of derivative assets and liabilities, and related receivables, payables and cash collateral. See Table 9.2 for further information.
Offsetting of Financial Assets and Liabilities
We execute the majority of our derivative transactions and repurchase agreements under master netting arrangements. Under our existing enforceable master netting arrangements, we generally have the right to offset exposure with the same counterparty. In addition, either counterparty can generally request the net settlement of all contracts through a single payment upon default on, or termination of, any one contract. As of January 1, 2015, the Company changed its accounting principle to begin offsetting derivative assets and liabilities for purposes of balance sheet presentation where a right of setoff exists. As of September 30, 2015 and December 31, 2014, derivative contracts that are executed bilaterally with a counterparty in the OTC market and then novated to and cleared through a central clearing house are not subject to offsetting due to current uncertainty about the legal enforceability of our right of setoff with the clearinghouses.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of September 30, 2015 and December 31, 2014 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of September 30, 2015
Derivatives assets(1)	$1,911	$(84)	$(399)	$1,428	$(220)	$1,208
As of December 31, 2014
Derivatives assets(1)	$1,452	$(101)	$(523)	$828	$(80)	$748

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of September 30, 2015
Derivatives liabilities(1)	$472	$(84)	$(97)	$291	$0	$291
Repurchase agreements(2)(3)	1,012	0	0	1,012	(1,012)	0
As of December 31, 2014
Derivatives liabilities(1)	$339	$(101)	$(63)	$175	$0	$175
Repurchase agreements(2)	869	0	0	869	(869)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of September 30, 2015 totaling $699 million and $242 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2014 totaled $360 million and $127 million, respectively. These contracts were not subject to offsetting as of September 30, 2015 and December 31, 2014.

(2)	As of September 30, 2015 and December 31, 2014, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(3)
Represents customer repurchase agreements that mature the next business day. As of September 30, 2015, we pledged collateral with a fair value of $1.0 billion under these customer repurchase agreements, all of which were agency RMBS securities.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivatives contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivatives counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivatives contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivatives counterparties to demand additional collateralization on such derivatives instruments in a net liability position. We posted $157 million and $87 million of cash collateral as of September 30, 2015 and December 31, 2014, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post $56 million and $65 million of additional collateral as of September 30, 2015 and December 31, 2014, respectively. The fair value of derivatives instruments with credit risk-related contingent features in a net liability position was less than $1 million for both September 30, 2015 and December 31, 2014.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties; however, since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements of the Dodd-Frank Act. These agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $838 million and $695 million as of September 30, 2015 and December 31, 2014, respectively. We also received securities from derivatives counterparties with a fair value of $231 million and $91 million as of September 30, 2015 and December 31, 2014, respectively, which we have the ability to re-pledge.
We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivatives contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivatives asset balance was $4 million and $5 million as of September 30, 2015 and December 31, 2014, respectively. We also adjust the fair value of our derivatives liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million as of both September 30, 2015 and December 31, 2014.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2015 and 2014.
Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$365	$(94)	$295	$42
(Losses) gains recognized in earnings on hedged items	(367)	110	(304)	(5)
Net fair value hedge ineffectiveness (losses) gains	(2)	16	(9)	37
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	8	1	5	14
Customer accommodation	5	7	14	15
Other interest rate exposures	13	5	31	8
Total interest rate contracts	26	13	50	37
Foreign exchange contracts	0	0	0	1
Other contracts	(1)	(2)	(3)	(1)
Total gains on derivatives not designated as accounting hedges	25	11	47	37
Net derivative gains recognized in earnings	$23	$27	$38	$74
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2015 and 2014.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$270	$(34)	$447	$112
Foreign exchange contracts	(3)	(5)	(14)	(16)
Subtotal	267	(39)	433	96
Net investment hedges:
Foreign exchange contracts	62	71	40	71
Net derivatives gains recognized in AOCI	$329	$32	$473	$167
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$39	$34	$136	$90
Foreign exchange contracts(2)	(2)	(5)	(14)	(16)
Subtotal	37	29	122	74
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	2	(1)	4	0
Net derivative gains recognized in earnings	$39	$28	$126	$74
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $129 million currently recorded in AOCI as of September 30, 2015. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately five years as of September 30, 2015. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS' EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014.
Table 10.1: Preferred Stock Issued and Outstanding

					Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate		Total Shares Outstanding	September 30, 2015	December 31, 2014
Series B(1)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	$1,000	875,000	$853	$853
Series C(1)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	1,000	500,000	484	484
Series D(1)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	1,000	1,000,000	988	N/A
Series F(1)	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	1,000	500,000	484	N/A
Total							$3,294	$1,822
__________

(1)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2015 and 2014.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2015	$366	$(774)	$91	$(57)	$(23)	$(397)
Other comprehensive income (loss) before reclassifications	60	0	267	(52)	(7)	268
Amounts reclassified from AOCI into earnings	2	25	(37)	0	(3)	(13)
Net other comprehensive income (loss)	62	25	230	(52)	(10)	255
AOCI as of September 30, 2015	$428	$(749)	$321	$(109)	$(33)	$(142)

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive income (loss) before reclassifications	3	0	433	(101)	(8)	327
Amounts reclassified from AOCI into earnings	15	72	(122)	0	(4)	(39)
Net other comprehensive income (loss)	18	72	311	(101)	(12)	288
AOCI as of September 30, 2015	$428	$(749)	$321	$(109)	$(33)	$(142)

	Three Months Ended September 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2014	$419	$(863)	$(20)	$106	$(13)	$(371)
Other comprehensive (loss) income before reclassifications	(67)	0	(39)	(82)	3	(185)
Amounts reclassified from AOCI into earnings	2	22	(29)	0	2	(3)
Net other comprehensive (loss) income	(65)	22	(68)	(82)	5	(188)
AOCI as of September 30, 2014	$354	$(841)	$(88)	$24	$(8)	$(559)

	Nine Months Ended September 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)
Other comprehensive income (loss) before reclassifications	250	0	96	(16)	6	336
Amounts reclassified from AOCI into earnings	(2)	56	(74)	0	(3)	(23)
Net other comprehensive income (loss)	248	56	22	(16)	3	313
AOCI as of September 30, 2014	$354	$(841)	$(88)	$24	$(8)	$(559)
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount present at the date of transfer from the securities available for sale to securities held to maturity, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no expected impact on future net income.

(2)	Includes the impact from hedging instruments designated as net investment hedges.

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and nine months ended September 30, 2015 and 2014.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2015	2014	2015	2014
Securities available for sale:
	Non-interest income	$3	$6	$4	$18
	Non-interest income - OTTI	(5)	(9)	(27)	(15)
	(Loss) income from continuing operations before income taxes	(2)	(3)	(23)	3
	Income tax (benefit) provision	0	(1)	(8)	1
	Net (loss) income	(2)	(2)	(15)	2
Securities held to maturity:(1)
	Non-interest income	(41)	(35)	(114)	(96)
	Income tax benefit	(16)	(13)	(42)	(40)
	Net loss	(25)	(22)	(72)	(56)
Cash flow hedges:
Interest rate contracts:	Interest income	64	54	217	144
Foreign exchange contracts:	Non-interest income	(4)	(7)	(23)	(25)
	Income from continuing operations before income taxes	60	47	194	119
	Income tax provision	23	18	72	45
	Net income	37	29	122	74
Other:
	Various (pension and other)	2	2	4	10
	Income tax (benefit) provision	(1)	4	0	7
	Net income (loss)	3	(2)	4	3
Total reclassifications		$13	$3	$39	$23
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

The table below summarizes other comprehensive income activity and the related tax impact for the three and nine months ended September 30, 2015 and 2014.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2015			2014
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$98	$36	$62	$(104)	$(39)	$(65)
Net changes in securities held to maturity	41	16	25	35	13	22
Net unrealized gains (losses) on cash flow hedges	365	135	230	(107)	(39)	(68)
Foreign currency translation adjustments(1)	(15)	37	(52)	(41)	41	(82)
Other	(15)	(5)	(10)	6	1	5
Other comprehensive income (loss)	$474	$219	$255	$(211)	$(23)	$(188)

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$29	$11	$18	$394	$146	$248
Net changes in securities held to maturity	114	42	72	96	40	56
Net unrealized gains on cash flow hedges	494	183	311	37	15	22
Foreign currency translation adjustments(1)	(77)	24	(101)	25	41	(16)
Other	(19)	(7)	(12)	2	(1)	3
Other comprehensive income	$541	$253	$288	$554	$241	$313
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2015	2014	2015	2014
Basic earnings
Income from continuing operations, net of tax	$1,118	$1,125	$3,104	$3,453
(Loss) income from discontinued operations, net of tax	(4)	(44)	26	(24)
Net income	1,114	1,081	3,130	3,429
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(5)	(16)	(14)
Preferred stock dividends	(29)	(20)	(90)	(46)
Net income available to common stockholders	$1,079	$1,056	$3,024	$3,369

Net income from continuing operations per share	$2.01	$1.97	$5.49	$5.99
(Loss) income from discontinued operations per share	(0.01)	(0.08)	0.05	(0.04)
Net income per share	$2.00	$1.89	$5.54	$5.95
Total weighted-average basic shares outstanding	540.6	559.9	545.5	566.1

Diluted earnings(2)
Net income available to common stockholders	$1,079	$1,056	$3,024	$3,369
Net income from continuing operations per share	$1.99	$1.94	$5.43	$5.90
(Loss) income from discontinued operations per share	(0.01)	(0.08)	0.05	(0.04)
Net income per diluted share	$1.98	$1.86	$5.48	$5.86

Total weighted-average basic shares outstanding	540.6	559.9	545.5	566.1
Effect of dilutive securities:
Stock options	2.5	2.8	2.6	2.7
Other contingently issuable shares	1.2	1.6	1.3	1.5
Warrants(3)	2.0	3.6	2.5	4.9
Total effect of dilutive securities	5.7	8.0	6.4	9.1
Total weighted-average diluted shares outstanding	546.3	567.9	551.9	575.2
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Excluded from the computation of diluted earnings per share were 1.6 million shares related to options with exercise prices ranging from $74.96 to $88.81, and 1.8 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three and nine months ended September 30, 2015, respectively, and 2.3 million shares related to options with exercise prices ranging from $70.96 to $88.81, and 3.2 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three and nine months ended September 30, 2014, respectively, because their inclusion would be anti-dilutive.

(3)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of September 30, 2015, there were 4.1 million warrants to purchase common stock outstanding, which represents approximately one-third of the warrants issued in the initial offering.

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
For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring or nonrecurring basis and for estimating the fair value for financial instruments that are not recorded at fair value, see “Note 18—Fair Value Measurement” in our 2014 Form 10-K.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,445	$0	$0	$4,445
Corporate debt securities guaranteed by U.S. government agencies	0	312	43	355
RMBS	0	27,246	519	27,765
CMBS	0	5,115	105	5,220
Other ABS	0	1,483	0	1,483
Other securities	118	33	12	163
Total securities available for sale	4,563	34,189	679	39,431
Other assets:
Consumer MSRs	0	0	63	63
Derivative assets(1)(2)	2	1,844	65	1,911
Retained interests in securitizations	0	0	214	214
Total assets	$4,565	$36,033	$1,021	$41,619
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$4	$433	$35	$472
Total liabilities	$4	$433	$35	$472

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,117	$1	$0	$4,118
Corporate debt securities guaranteed by U.S. government agencies	0	467	333	800
RMBS	0	24,820	561	25,381
CMBS	0	5,291	228	5,519
Other ABS	0	2,597	65	2,662
Other securities	111	899	18	1,028
Total securities available for sale	4,228	34,075	1,205	39,508
Other assets:
Consumer MSRs	0	0	53	53
Derivative assets(1)(2)	4	1,382	66	1,452
Retained interests in securitizations	0	0	221	221
Total assets	$4,232	$35,457	$1,545	$41,234
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$293	$43	$339
Total liabilities	$3	$293	$43	$339
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

The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. The net derivative assets were $1.4 billion and $828 million, and the net derivative liabilities were $291 million and $175 million as of September 30, 2015 and December 31, 2014, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both September 30, 2015 and December 31, 2014. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three and nine months ended September 30, 2015 we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(3)

(Dollars in millions)	Balance, July 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$91	$1	$1	$0	$(36)	$0	$(2)	$0	$(12)	$43	$0
RMBS	459	9	(1)	0	0	0	(19)	93	(22)	519	10
CMBS	170	0	(1)	28	0	0	(10)	0	(82)	105	0
Other ABS	7	0	0	0	0	0	0	0	(7)	0	0
Other securities	18	0	0	0	0	0	(6)	0	0	12	0
Total securities available for sale	745	10	(1)	28	(36)	0	(37)	93	(123)	679	10
Other assets:
Consumer MSRs	65	(7)	0	0	0	7	(2)	0	0	63	(7)
Derivative assets(4)	61	16	0	0	0	13	(18)	0	(7)	65	16
Retained interest in securitizations	220	(6)	0	0	0	0	0	0	0	214	(6)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(27)	$(11)	$0	$0	$0	$(9)	$7	$0	$5	$(35)	$(11)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2014
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(3)
		Total Gains (Losses) (Realized/Unrealized)
(Dollars in millions)	Balance, July 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$739	$(5)	$3	$0	$(91)	$0	$(16)	$0	$(246)	$384	$(1)
RMBS	836	16	3	42	0	0	(24)	79	(295)	657	16
CMBS	449	0	(2)	158	0	0	(34)	0	(268)	303	0
Other ABS	175	1	3	0	0	0	0	9	(78)	110	1
Other securities	20	(1)	0	0	0	0	(7)	0	0	12	(1)
Total securities available for sale	2,219	11	7	200	(91)	0	(81)	88	(887)	1,466	15
Other assets:
Consumer MSRs	57	(2)	0	0	0	4	(1)	0	0	58	(2)
Derivative assets	50	2	0	0	0	6	(8)	0	1	51	2
Retained interest in securitizations	195	8	0	0	0	0	0	0	0	203	8
Liabilities:
Other liabilities:
Derivative liabilities	(37)	(4)	0	0	0	(4)	6	0	0	(39)	(4)

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$0	$6	$0	$(184)	$0	$(12)	$0	$(100)	$43	$0
RMBS	561	28	(2)	0	0	0	(46)	285	(307)	519	29
CMBS	228	0	0	114	0	0	(47)	0	(190)	105	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(44)	0	0
Other securities	18	0	0	0	0	0	(6)	0	0	12	0
Total securities available for sale	1,205	29	2	114	(204)	0	(111)	285	(641)	679	29
Other assets:
Consumer MSRs	53	(2)	0	0	0	17	(5)	0	0	63	(2)
Derivative assets(4)	66	17	0	0	0	40	(46)	0	(12)	65	17
Retained interest in securitizations	221	(7)	0	0	0	0	0	0	0	214	(7)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(12)	$0	$0	$0	$(19)	$30	$0	$9	$(35)	$(12)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$(5)	$18	$0	$(203)	$0	$(55)	$64	$(362)	$384	$(1)
RMBS	1,304	53	39	1,022	0	0	(156)	199	(1,804)	657	53
CMBS	739	0	3	192	0	0	(64)	66	(633)	303	0
Other ABS	343	4	13	0	0	0	(2)	52	(300)	110	4
Other securities	17	(1)	0	0	0	0	(7)	3	0	12	(1)
Total securities available for sale	3,330	51	73	1,214	(203)	0	(284)	384	(3,099)	1,466	55
Other assets:
Consumer MSRs	69	(19)	0	0	0	11	(3)	0	0	58	(19)
Derivative assets(4)	50	5	0	0	0	13	(14)	0	(3)	51	5
Retained interest in securitization	199	4	0	0	0	0	0	0	0	203	4
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(38)	$(8)	$0	$0	$0	$(8)	$14	$0	$1	$(39)	$(8)
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
During the three and nine months ended September 30, 2015 and 2014, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$519	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-19% 0-21% 0-19% 0-85%	6% 4% 5% 56%
CMBS	105	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	2% 6%
U.S. government guaranteed debt and other securities	55	Discounted cash flows (3rd party pricing)	Yield	2-3%	2%
Other assets:
Consumer MSRs	63	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-19% 12% 435-1500 bps $93-213	16% 12% 479 bps $100
Derivative assets(1)	65	Discounted cash flows	Swap rates	2%	2%
Retained interests in securitization(2)	214	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	18-69 2-15% 4-8% 2-7% 19-99%	N/A
Liabilities:
Derivative liabilities(1)	$35	Discounted cash flows	Swap rates	2%	2%

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$561	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-18% 0-23% 0-15% 0-85%	6% 4% 5% 55%
CMBS	228	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-100%	1% 5%
Other ABS	65	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2-7% 0-3% 1-10% 30-88%	5% 2% 7% 71%
U.S. government guaranteed debt and other securities	351	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	12-27% 12% 435-1,500 bps $93-$209	18% 12% 478 bps $101
Derivative assets(1)	66	Discounted cash flows	Swap rates	2-3%	2%
Retained interests in securitization(2)	221	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	25-72 2-13% 4-9% 2-8% 19-95%	N/A
Liabilities:
Derivative liabilities(1)	$43	Discounted cash flows	Swap rates	2-3%	2%
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or market accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2015 and December 31, 2014, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	September 30, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$260	$260
Loans held for sale	0	26	0	26
Other assets(1)	0	0	65	65
Total	$0	$26	$325	$351

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$121	$121
Loans held for sale	0	34	0	34
Other assets(1)	0	0	65	65
Total	$0	$34	$186	$220
__________

(1)
Includes foreclosed property and repossessed assets of $33 million and long-lived assets held for sale of $32 million as of September 30, 2015, compared to foreclosed property and repossessed assets of $60 million and long-lived assets held for sale of $5 million as of December 31, 2014.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions, or other available market information. The non-recoverable rate ranged from 0% to 73%, with a weighted average of 20%, and from 0% to 74%, with a weighted average of 30%, as of September 30, 2015 and December 31, 2014, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2015 and 2014:
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Losses
	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Loans held for investment	$(70)	$(19)
Loans held for sale	0	0
Other assets(1)	(35)	(6)
Total	$(105)	$(25)
__________

(1)	Includes losses related to foreclosed property, repossessed assets and long-lived assets.
Fair Value of Financial Instruments
The following table presents the fair value of financial instruments, whether recognized or not on the consolidated balance sheets, as of September 30, 2015 and December 31, 2014:

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.6: Fair Value of Financial Instruments

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,837	$6,837	$6,837	$0	$0
Restricted cash for securitization investors	586	586	586	0	0
Securities available for sale	39,431	39,431	4,563	34,189	679
Securities held to maturity	23,711	24,913	200	24,662	51
Net loans held for investment	208,482	209,460	0	0	209,460
Loans held for sale	566	591	0	591	0
Interest receivable(1)	1,101	1,101	0	1,101	0
Derivative assets(1)(2)	1,911	1,911	2	1,844	65
Retained interests in securitizations	214	214	0	0	214
Financial liabilities:
Non-interest bearing deposits	$25,055	$25,055	$25,055	$0	$0
Interest-bearing deposits	187,848	182,583	0	14,605	167,978
Securitized debt obligations	15,656	15,731	0	15,731	0
Senior and subordinated notes	21,773	21,728	0	21,728	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,021	1,021	1,021	0	0
Other borrowings	4,328	4,316	0	4,316	0
Interest payable(1)	198	198	0	198	0
Derivative liabilities(1)(2)	472	472	4	433	35

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,242	$7,242	$7,242	$0	$0
Restricted cash for securitization investors	234	234	234	0	0
Securities available for sale	39,508	39,508	4,228	34,075	1,205
Securities held to maturity	22,500	23,634	0	23,503	131
Net loans held for investment	203,933	207,104	0	0	207,104
Loans held for sale	626	650	0	650	0
Interest receivable(1)	1,079	1,079	0	1,079	0
Derivatives assets(1)(2)	1,452	1,452	4	1,382	66
Retained interests in securitizations	221	221	0	0	221
Financial liabilities:
Non-interest bearing deposits	$25,081	$25,081	$25,081	$0	$0
Interest-bearing deposits	180,467	174,074	0	11,668	162,406
Securitized debt obligations	11,624	11,745	0	11,745	0
Senior and subordinated notes	18,684	19,083	0	19,083	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	880	880	0	0
Other borrowings	17,269	17,275	0	17,275	0
Interest payable(1)	254	254	0	254	0
Derivatives liabilities(1)(2)	339	339	3	293	43
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three and nine months ended September 30, 2015 and 2014, selected balance sheet data as of September 30, 2015 and 2014, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$2,866	$1,443	$454	$(3)	$4,760
Non-interest income	858	174	108	0	1,140
Total net revenue (loss)	3,724	1,617	562	(3)	5,900
Provision (benefit) for credit losses	831	188	75	(2)	1,092
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	78	0	0	0	78
Core deposit intangible amortization	0	19	3	0	22
Total PCCR and core deposit intangible amortization	78	19	3	0	100
Other non-interest expense	1,770	982	269	39	3,060
Total non-interest expense	1,848	1,001	272	39	3,160
Income (loss) from continuing operations before income taxes	1,045	428	215	(40)	1,648
Income tax provision (benefit)	375	155	78	(78)	530
Income from continuing operations, net of tax	$670	$273	$137	$38	$1,118
Loans held for investment	$90,135	$70,990	$52,112	$92	$213,329
Deposits	0	170,866	32,751	9,286	212,903

	Three Months Ended September 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,627	$1,425	$439	$6	$4,497
Non-interest income	846	179	122	(5)	1,142
Total net revenue	3,473	1,604	561	1	5,639
Provision (benefit) for credit losses	787	198	9	(1)	993
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	90	0	0	0	90
Core deposit intangible amortization	0	26	5	0	31
Total PCCR and core deposit intangible amortization	90	26	5	0	121
Other non-interest expense	1,640	930	263	31	2,864
Total non-interest expense	1,730	956	268	31	2,985
Income (loss) from continuing operations before income taxes	956	450	284	(29)	1,661
Income tax provision (benefit)	332	161	102	(59)	536
Income from continuing operations, net of tax	$624	$289	$182	$30	$1,125
Loans held for investment	$80,631	$71,061	$49,788	$112	$201,592
Deposits	0	167,624	31,918	4,722	204,264

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$8,165	$4,321	$1,381	$6	$13,873
Non-interest income	2,519	528	345	(46)	3,346
Total net revenue (loss)	10,684	4,849	1,726	(40)	17,219
Provision (benefit) for credit losses	2,395	579	184	(2)	3,156
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	242	0	0	0	242
Core deposit intangible amortization	0	62	11	0	73
Total PCCR and core deposit intangible amortization	242	62	11	0	315
Other non-interest expense	5,239	2,907	803	252	9,201
Total non-interest expense	5,481	2,969	814	252	9,516
Income (loss) from continuing operations before income taxes	2,808	1,301	728	(290)	4,547
Income tax provision (benefit)	1,007	471	264	(299)	1,443
Income from continuing operations, net of tax	$1,801	$830	$464	$9	$3,104
Loans held for investment	$90,135	$70,990	$52,112	$92	$213,329
Deposits	0	170,866	32,751	9,286	212,903

	Nine Months Ended September 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$7,613	$4,289	$1,296	$(36)	$13,162
Non-interest income	2,470	499	318	28	3,315
Total net revenue (loss)	10,083	4,788	1,614	(8)	16,477
Provision (benefit) for credit losses	1,894	481	61	(4)	2,432
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	282	0	0	0	282
Core deposit intangible amortization	0	84	16	0	100
Total PCCR and core deposit intangible amortization	282	84	16	0	382
Other non-interest expense	4,893	2,740	774	107	8,514
Total non-interest expense	5,175	2,824	790	107	8,896
Income (loss) from continuing operations before income taxes	3,014	1,483	763	(111)	5,149
Income tax provision (benefit)	1,054	530	273	(161)	1,696
Income from continuing operations, net of tax	$1,960	$953	$490	$50	$3,453
Loans held for investment	$80,631	$71,061	$49,788	$112	$201,592
Deposits	0	167,624	31,918	4,722	204,264

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Guarantees
We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to these agreements totaled $13 million and $14 million as of September 30, 2015 and December 31, 2014, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities and our obligations under these agreements was $10 million and $12 million as of September 30, 2015 and December 31, 2014, respectively. See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.
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
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with the GSE upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income.
We had standby letters of credit and commercial letters of credit with contractual amounts of $1.9 billion and $2.1 billion as of September 30, 2015 and December 31, 2014, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets was $3 million as of both September 30, 2015 and December 31, 2014. These financial guarantees had expiration dates ranging from 2015 to 2025 as of September 30, 2015. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $40 million and $36 million as of September 30, 2015 and December 31, 2014, respectively. No additional collateral or recourse provisions exist to reduce this exposure.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“the FCA Proposal”) announcing it has decided to consult, by the end of 2015, on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle PPI complaints covered by s. 140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”) in light of the U.K. Supreme Court’s 2014 ruling in Plevin v. Paragon Personal Finance Limited (“Plevin”).
In determining our best estimate of incurred losses for future remediation payments, management considers numerous factors, including: (i) the number of customer complaints we expect in the future; (ii) our expectation of upholding those complaints; (iii) the expected number of complaints customers escalate to the FOS; (iv) our expectation of the FOS upholding such escalated complaints; (v) the number of complaints that fall under the Consumer Credit Act; and (vi) the estimated remediation payout to customers. We monitor these factors each quarter and adjust our reserves to reflect the latest data.

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $207 million and $116 million as of September 30, 2015 and December 31, 2014, respectively. In the three months ended September 30, 2015, we added $69 million to our reserve to address the probable and estimable outcomes of the FCA Proposal. The reserve increase reflects our updated estimate of future complaint levels, the nature of the associated refunds, and consideration of the expected deadline date through the first quarter of 2018. Our best estimate of reasonably possible future losses beyond our reserve as of September 30, 2015 is approximately $250 million.
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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of September 30, 2015 and December 31, 2014:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	September 30, 2015	December 31, 2014	Total	2008	2007	2006	2005
GSEs	$2	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	4	20	0	2	8	10
Uninsured Securitizations and Other	14	16	80	3	15	30	32
Total	$20	$23	$111	$4	$21	$41	$45
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $20 billion in unpaid principal balance remains outstanding as of September 30, 2015, of which approximately $4 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.7 billion original principal balance of mortgage loans as of September 30, 2015, an $847 million decrease from December 31, 2014. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825
Gross new demands received	22	0	742	764
Loans repurchased/made whole	(31)	0	(5)	(36)
Demands rescinded	(64)	(965)	(12)	(1,041)
Open claims as of December 31, 2014	16	649	1,847	2,512
Gross new demands received	21	0	22	43
Loans repurchased/made whole	(14)	0	(1)	(15)
Demands rescinded	(15)	(106)	(754)	(875)
Open claims as of September 30, 2015	$8	$543	$1,114	$1,665
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

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our representation and warranty reserve for the three and nine months ended September 30, 2015 and 2014:
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Representation and warranty reserve, beginning of period	$636	$1,012	$731	$1,172
(Benefit) provision for mortgage representation and warranty losses:
Recorded in continuing operations	(7)	0	(15)	(15)
Recorded in discontinued operations	3	70	(43)	34
Total (benefit) provision for mortgage representation and warranty losses	(4)	70	(58)	19
Net realized losses	0	(2)	(41)	(111)
Representation and warranty reserve, end of period	$632	$1,080	$632	$1,080
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as September 30, 2015 and December 31, 2014.
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	September 30, 2015	December 31, 2014
Selected period-end data:
GSEs and Active Insured Securitizations	$484	$499	$27
Inactive Insured Securitizations and Others	148	232	84
Total(2)	$632	$731	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability includes an immaterial amount related to loans that were originated after 2008.
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
The aggregate reserve for all three subsidiaries totaled $632 million as of September 30, 2015, compared to $731 million as of December 31, 2014. We recorded a net benefit for mortgage representation and warranty losses of $58 million (which includes a benefit of $15 million before taxes in continuing operations and a benefit of $43 million before taxes in discontinued operations) in the first nine months of 2015. The decrease in the representation and warranty reserve was primarily driven by settlements and favorable industry legal developments, including a ruling from New York’s highest court that the statute of limitations for repurchase claims begins when the relevant representations and warranties were made, as opposed to some later date during the life of the loan.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of September 30, 2015 is approximately $1.6 billion, a decrease from our $2.1 billion estimate at December 31, 2014. The decrease in this estimate was primarily driven by favorable industry legal developments, including the statute of limitations ruling from New York’s highest court mentioned above. The estimate as of September 30, 2015 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation described below.
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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2015 is approximately $250 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental actors, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014 and argued before the court on September 28, 2015. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One (collectively “the Opt-Out Plaintiffs”). Relatedly, in December 2013, individual consumer plaintiffs also filed a proposed national class action against a number of banks, including Capital One, alleging that because the banks conspired to fix interchange fees, consumers were forced to pay more for the fees than appropriate. The consumer case and virtually all of the opt-out cases were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In November 2014, the court dismissed the proposed consumer class action. The remaining consolidated cases are in their preliminary stages, and Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One.
As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of September 30, 2015 was insignificant. Separately, in January 2011, we entered into a MasterCard

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.
In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. In March 2014, the court granted a partial motion for class certification. Both parties appealed the decision to the Court of Appeal for British Columbia, which heard oral argument in December 2014. In April 2015, the merchant plaintiffs and Capital One agreed to settle all matters filed in Canada as to Capital One, and in August 2015 the courts across the different provinces provided preliminary approval of the class settlement.
Credit Card Interest Rate Litigation
The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the U.S. Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint alleging that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the Unfair Competition Law (“UCL”), the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished. The MDL plaintiffs sought statutory damages, restitution, attorney’s fees and an injunction against future rate increases. In September 2014, the court granted summary judgment for Capital One, which plaintiffs appealed to the Eleventh Circuit Court of Appeals in October 2014. The parties will provide oral argument before the circuit court on November 6, 2015.
Mortgage Repurchase Litigation
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014. Therefore, the case is now proceeding with U.S. Bank as the sole plaintiff. On May 20, 2015, Lehman Brothers Holding, Inc. (“LBHI”) filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against U.S. Bank, Syncora, and GreenPoint regarding bankruptcy proofs of claims filed by U.S. Bank and Syncora on the same securitization at issue in the U.S. Bank Litigation.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. GreenPoint has moved to dismiss the case as untimely under New York’s statute of limitations.
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
Anti-Money Laundering
Capital One has received requests for subpoenas and testimony from the New York District Attorney’s Office (“NYDA”) with respect to certain former check casher clients of the Commercial Banking business and Capital One’s anti-money laundering (“AML”) program. In early 2015, we received similar requests from the U.S. Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury. Capital One is cooperating with all agencies involved in the investigation.
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
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations. IV voluntarily dismissed one of the patents against Capital One and in September 2015, the court granted Capital One summary judgment on the remaining four patents and dismissed IV’s claims. IV has appealed the dismissal of its claims to the Federal Circuit.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

135	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2015:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July	382,869	$78.54	379,700	$2,470
August	2,842,036	78.71	2,830,800	2,247
September	4,935,158	75.46	4,935,158	1,875
Total	8,160,063	76.74	8,145,658
__________

(1)
Primarily comprised of repurchases under the $3.125 billion common stock repurchase program authorized by our Board of Directors and announced on March 11, 2015, which authorized share repurchases through June 30, 2016. Also includes 3,169 shares, 11,236 shares and 0 shares purchased in July, August and September respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

136	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 2, 2015	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

137	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED SEPTEMBER 30, 2015
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

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated October 5, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on October 5, 2015).
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

3.3.4
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, dated May 12, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 14, 2015).

3.3.5
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F, dated August 20, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed August 24, 2015).

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

10.1*	Amended and Restated Capital One Financial Corporation Executive Severance Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Stephen S. Crawford.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of Stephen S. Crawford.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

138	Capital One Financial Corporation (COF)

__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

139	Capital One Financial Corporation (COF)