Form 10-K
period 2015-12-31
CAPITAL ONE FINANCIAL CORP
filed 2016-02-25
CIK 927628

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File No. 1-13300
____________________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 720-1000
____________________________________
Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
____________________________________
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2015 was approximately $47,456,297,783. As of January 29, 2016, there were 527,379,971 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 5, 2016, are incorporated by reference into Part III.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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
As of December 31, 2015, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2015 Form 10-K” or “2015 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All references to 2015, 2014, 2013, 2012 and 2011, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
As one of the nation’s ten largest banks based on deposits as of December 31, 2015, we service banking customer accounts through the internet and mobile banking, as well as through ATMs and branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia. We also operate the largest online direct banking institution in the United States (“U.S.”) by deposits. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. We were the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on the outstanding balance of credit card loans as of December 31, 2015.
We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.
Recent Acquisitions and Dispositions
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We also regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of businesses. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. Below we provide information on acquisitions and dispositions completed in 2015, 2014 and 2013:

•
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“GE Healthcare acquisition”). As part of this acquisition, we recorded approximately $9.2 billion in assets, including $8.3 billion of loans.

•
On November 1, 2013, we completed the acquisition of Beech Street Capital, a privately-held, national originator and servicer of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Housing Administration (“FHA”) multifamily commercial real estate loans. At closing,

1	Capital One Financial Corporation (COF)

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

See “Note 2—Business Developments” for additional information on our business acquisitions and dispositions.
Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102, telephone number (703) 720-1000. We maintain a website at www.capitalone.com. Documents available on our website include: (i) our Code of Business Conduct and Ethics for the Corporation; (ii) our Corporate Governance Guidelines; and (iii) charters for the Audit, Compensation, Governance and Nominating, and Risk Committees of the Board of Directors. These documents also are available in print to any stockholder who requests a copy.
In addition, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the U.S. Securities and Exchange Commission (“SEC”).

OPERATIONS AND BUSINESS SEGMENTS
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of reward expenses, and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses (including salaries and associate benefits, occupancy and equipment costs, professional services, communication and data processing expenses and other miscellaneous expenses), marketing expenses and income taxes.
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

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volume and the level of outstanding loan receivables due to higher seasonal consumer spending and payment patterns around the winter holiday season, summer vacations and back-to-school periods. No individual quarter in 2015, 2014 or 2013 accounted for more than 30% of our total revenues in any of these fiscal years. Net charge-off rates in our Credit Card and Consumer Banking businesses also have historically exhibited seasonal patterns and generally tend to be the highest in the first and fourth quarters of the year.
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

SUPERVISION AND REGULATION
General
Capital One Financial Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842) (“BHC Act”) and is subject to the requirements of the BHC Act, including its required approvals for investments in or acquisitions of banking organizations, capital adequacy standards and limitations on our nonbanking activities. We are also subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be proper incidents thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs generally include nonfinancial activities such as sales of commercial products.
On May 27, 2005, we became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (“GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting and dealing and merchant banking activities), incidental to financial activities and, if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities complementary to financial activities.
For a BHC to become and remain eligible for financial holding company status, the BHC and its subsidiary depository institutions must meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. The failure to meet such criteria could, depending on which requirements were not met, result in the Company facing restrictions on new financial activities or acquisitions or being required to discontinue existing activities that are not generally permissible for BHCs.
The Banks are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), the Banks are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”).
We also are registered as a financial institution holding company under Virginia law and, as such, we are subject to periodic examination by Virginia’s Bureau of Financial Institutions. We also face regulation in the international jurisdictions in which we conduct business (see below under “Regulation of International Business by Non-U.S. Authorities”).
Regulation of Business Activities
The business activities of the Company and Banks also are subject to regulation and supervision under various laws and regulations.
Regulations of Consumer Lending Activities
The activities of the Banks as consumer lenders are subject to regulation under various federal laws, including the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the CRA, the Servicemembers Civil Relief Act (“SCRA”) and the Military Lending Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of a bank to collect outstanding balances owed by borrowers. These laws may affect the ability of banks to collect outstanding balances.
The Credit Card Accountability Responsibility and Disclosure Act (amending the TILA) enacted in May 2009, and related changes to Regulation Z, impose a number of restrictions on credit card practices impacting rates and fees, require that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and update the disclosures required for open-end credit.

3	Capital One Financial Corporation (COF)

Mortgage Lending
The CFPB has issued several final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that provide additional disclosure requirements and substantive limitations on our mortgage lending activities. These rules, which include the Ability-to-Repay and Qualified Mortgage Standards under the TILA (Regulation Z) and Integrated Mortgage Disclosures under the Real Estate Settlement Procedures Act (Regulation X) and the TILA (Regulation Z), could impact the type and amount of mortgage loans we offer.
Under the Dodd-Frank Act credit risk retention rules, securitizers also are generally required to retain a 5% economic interest in the credit risk of assets sold through the issuance of asset-backed securitizations, with an exemption for traditionally underwritten residential mortgage loans that meet the definition of a qualified residential mortgage loan. The final implementing rules on risk retention define a qualified residential mortgage loan to be identical to the CFPB’s definition of a qualified mortgage loan. Therefore, we may securitize such loans without being required to retain credit risk under these rules.
Debit Interchange Fees
The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In 2011 and 2012, the Federal Reserve adopted final rules that implement the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limited interchange fees per debit card transaction to $0.21 plus five basis points of the transaction amount and provided for an additional $0.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. In August 2015, the Federal Reserve issued a clarification regarding the inclusion of transaction-monitoring costs in its interchange fee rules, which clarification did not have any impact on the rules or our debit card business. The clarification followed a series of decisions in the federal courts that upheld the interchange rules.
Bank Secrecy Act and USA PATRIOT Act of 2001

The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and due diligence on customers.

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
Funding
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk Profile,” only well-capitalized and adequately-capitalized institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or, for deposits from outside the institution’s normal market area, the national rate on deposits of comparable maturity. The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for a bank could have a material adverse effect on its liquidity and its earnings.
For any of our funding conducted through securitization, in addition to the credit risk retention provision requiring a securitizer to retain a portion of the credit risk of an asset-backed securitization, the Dodd-Frank Act also prohibits conflicts of interest relating to securitizations.
Nonbank Activities
Certain of our nonbank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Capital One Securities, Inc. and Capital One Investing, LLC (formerly known as Capital One Sharebuilder, Inc.) are registered broker-

4	Capital One Financial Corporation (COF)

dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
Capital One Asset Management LLC and Capital One Advisors, LLC (formerly known as ShareBuilder Advisors, LLC) are SEC-registered investment advisers regulated under the Investment Advisers Act of 1940. Capital One Asset Management LLC, whose sole client is CONA, provides investment advice to CONA’s private banking customers, including trusts, high net worth individuals, institutions, foundations, endowments and other organizations,
Finally, Capital One Agency LLC is a licensed insurance agency that provides both personal and business insurance services to retail and commercial clients and is regulated by the New York State Department of Financial Services in its home state and by the state insurance regulatory agencies in the states in which it operates.
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
Volcker Rule
We and each of our subsidiaries, including the Banks, are subject to the “Volcker Rule,” a provision of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds, and similar funds), subject to certain exemptions and in each case as those terms are defined in the rule. The implementing regulations require that we maintain a robust compliance program in accordance with the requirements of the rule.
Capital Adequacy
The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management” and “Note 13—Regulatory and Capital Adequacy.” The Company and the Banks exceeded minimum regulatory requirements under these guidelines as of December 31, 2015.
Basel III and U.S. Capital and Liquidity Rules
In December 2010, the Basel Committee on Banking Supervision (“Basel Committee”) published a final framework on additional capital and liquidity requirements (“Basel III”), which included detailed capital ratios and buffers, subject to transition periods through 2018. In November 2011, the Basel Committee adopted a framework that would impose an additional common equity Tier 1 capital buffer on globally systemically important banking organizations (“G-SIBs”), which surcharge would vary based on the company’s systemic importance as determined using five criteria: size, interconnectedness, cross-jurisdictional activity, substitutability and complexity (“G-SIB Surcharge”). As discussed further below, Capital One is currently not identified as a G-SIB. In January 2014, the Basel Committee made changes to the leverage ratio rules to account for differences in national accounting frameworks. The Basel Committee continues to evaluate further modifications to these and other capital standards, which, if finalized, would require rulemaking in the United States prior to their effectiveness for U.S. banking organizations.
The Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) issued a rule in July 2013 that implemented the Basel III capital framework developed by the Basel Committee and certain Dodd-Frank Act and other capital provisions, and

5	Capital One Financial Corporation (COF)

that updated the prompt corrective action (“PCA”) framework to reflect the new regulatory capital minimums (“Final Basel III Capital Rule”). The Final Basel III Capital Rule increases the minimum capital that we and other institutions are required to hold.
Prior to being revised in the Final Basel III Capital Rule in 2013, the minimum risk-based capital requirements adopted by the Federal Banking Agencies followed Basel I. In December 2007 the “Advanced Approaches” version of Basel II was adopted. The Final Basel III Capital Rule modified both Basel I and the Basel II Advanced Approaches (as modified, referred to respectively as the “Basel III Standardized Approach” and the “Basel III Advanced Approaches”).
The Basel III Advanced Approaches is mandatory for those institutions with total consolidated assets of $250 billion or more or total consolidated on-balance-sheet foreign exposure of $10 billion or more. We became subject to these rules at the end of 2012. Prior to full implementation of the Basel III Advanced Approaches framework, organizations must complete a qualification period, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. According to the rule, parallel run must last at least four quarters, though in practice it has taken U.S. banks considerably longer to complete parallel run. We entered parallel run on January 1, 2015. Compliance with the Basel III Advanced Approaches framework requires a material investment of resources in building processes and systems.
The so-called Collins Amendment to the Dodd-Frank Act, as implemented in the Final Basel III Capital Rule, establishes a capital floor so that organizations subject to the Basel III Advanced Approaches may not hold less capital than would be required using the Basel III Standardized Approach capital calculations. Based on current rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Standardized Approach ratios.
The Final Basel III Capital Rule revised the definition of regulatory capital, established a new common equity Tier 1 capital requirement, set higher minimum capital ratio requirements, introduced a new capital conservation buffer of 2.5%, introduced a new countercyclical capital buffer (currently set at 0.0%) and updated the PCA framework. Compliance with certain aspects of the Final Basel III Capital Rule went into effect for Capital One as of January 1, 2014 and other provisions go into effect according to different start dates and phase-in periods. As of January 1, 2014, the minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations included a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0% and a Tier 1 leverage capital ratio of at least 4.0%. On January 1, 2015, the minimum risk-based capital ratio requirements increased to 4.5% for the common equity Tier 1 capital ratio and to 6.0% for the Tier 1 risk-based capital ratio, and the minimum requirements for the total risk-based capital ratio and Tier 1 leverage capital ratio remained the same. Both the capital conservation buffer and the countercyclical capital buffer will be phased-in over a transition period of four years commencing on January 1, 2016. On January 1, 2014, we started to use the Basel III Standardized Approach, including transition provisions, for calculating our capital ratios. On January 1, 2015, we began to use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios, which were previously calculated under Basel I.
The Final Basel III Capital Rules also introduced a new supplementary leverage ratio (“SLR”) for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. In September 2014, the Federal Banking Agencies issued a final rule that revised the calculation of total leverage exposures. The SLR compares Tier 1 capital to total leverage exposures and includes all on-balance sheet assets and many off-balance sheet assets, including derivatives and unused commitments. The new SLR becomes effective on January 1, 2018. However, as an Advanced Approaches banking organization, we were required to calculate and publicly disclose our SLR beginning in the first quarter of 2015.
For further information see “Part II—Item 7. MD&A—Capital Management.”
On July 20, 2015, the Federal Reserve approved a final rule establishing a G-SIB Surcharge for U.S.-based G-SIBs. The final rule establishes a methodology for determining which U.S. BHCs are considered G-SIBs and thus subject to a G-SIB Surcharge. A U.S. BHC whose score using the prescribed methodology equals or exceeds 130 is considered a G-SIB under the final rule. U.S. BHCs with total consolidated assets of $250 billion or more or total consolidated on-balance-sheet foreign exposure of $10 billion or more are required to determine annually, before December 31, beginning in 2015, whether or not they are considered G-SIBs for purposes of the G-SIB Surcharge. In connection with approving the final rule, the Federal Reserve identified eight U.S. BHCs that would be identified as G-SIBs based on the most recent available data. Capital One was not identified as a G-SIB based on the most recent available data.
The Basel Committee also published a liquidity framework in December 2010, which was subsequently amended. The liquidity framework includes two standards for liquidity risk supervision, each subject to observation periods and transitional arrangements. One standard, the liquidity coverage ratio (“LCR”), seeks to promote short-term resilience by requiring sufficient high-quality

6	Capital One Financial Corporation (COF)

liquid assets to survive a stress scenario lasting for 30 days. The other standard, the net stable funding ratio (“NSFR”), seeks to promote longer-term resilience by requiring sufficient stable funding over a one-year period, based on the liquidity characteristics of assets and activities. We expect that minimum liquidity requirements for us and other institutions will increase as a result of the Basel III liquidity framework, though rules implementing the Basel III NSFR have not yet been proposed by the Federal Banking Agencies.
In September 2014, the Federal Banking Agencies issued final rules implementing the LCR in the United States. The rule (“Final LCR Rule”) applies to institutions with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. As a result, the Company and the Banks are subject to the Final LCR Rule. The Final LCR Rule requires the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of their respective projected net cash outflows over a 30-day period, each as calculated in accordance with the Final LCR Rule. The Final LCR Rule phases in the minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016. As of July 1, 2016, the Final LCR Rule requires us to calculate the LCR on a daily basis. In preparation for the Final LCR Rule, we modified the composition of our investment portfolio, with some of those actions resulting in us purchasing types of securities that are lower yielding than securities we otherwise would have purchased if not for the Final LCR Rule.
We will continue to monitor regulators’ implementation of the new capital and liquidity rules and assess the potential impact to us.
Market Risk Capital Rule
A market risk capital rule, which the Federal Banking Agencies amended in August 2012, supplements both the general risk-based capital rules and the Basel III Advanced Approaches rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading activities. The rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. Currently, we are not subject to this rule but may become subject to it in the future. In January 2016, the Basel Committee issued a revised framework for minimum capital requirements for market risk, which would require rulemaking by the Federal Banking Agencies prior to it impacting capital requirements for market risk for U.S. banking institutions.
FDICIA and Prompt Corrective Action
In general, the FDICIA subjects banks to significantly increased regulation and supervision. Among other things, the FDICIA requires Federal Banking Agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. The FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately-capitalized institution. The capital categories are determined solely for purposes of applying the FDICIA’s PCA provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects.
Under applicable regulations for 2014, an insured depository institution was considered to be well capitalized if it maintained a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and was not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. An insured depository institution was considered to be adequately capitalized if it maintained a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and did not otherwise meet the definition of well capitalized.
As noted above, the Final Basel III Capital Rule updated the PCA framework to reflect new, higher regulatory capital minimums. This rule adjusts the definitions of well capitalized and adequately capitalized. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10% or more; a Tier 1 capital ratio of 8% or more; a common equity Tier 1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more. An adequately-capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 capital ratio of 6% or more; a common equity Tier 1 capital ratio of 4.5% or more; a leverage ratio of 4% or more; and, for Basel III Advanced Approaches institutions, a supplementary leverage ratio, which incorporates a broader set of exposures as noted above, of 3% or more. The revised PCA requirements became effective

7	Capital One Financial Corporation (COF)

on January 1, 2015, other than the supplementary leverage ratio, which becomes effective on January 1, 2018. As of December 31, 2015, each of the Banks met the requirements for a well-capitalized institution.
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
Enhanced Prudential Standards and Other Requirements Under the Dodd-Frank Act
With the enactment of the Dodd-Frank Act, because we are a BHC with total consolidated assets of $50 billion or more (a “covered company”), we are subject to certain enhanced prudential standards, including requirements that may be recommended by the Financial Stability Oversight Council (“Council”) and implemented by the Federal Reserve and other regulators. As a result, we are becoming subject to more stringent standards and requirements than those applicable for smaller institutions. The Council also may issue recommendations to the Federal Reserve or other primary financial regulatory agencies to apply new or heightened standards to risky financial activities or practices.
In 2011, the Federal Reserve and FDIC finalized rules requiring us to implement resolution planning for orderly resolution in the event the Company faces material financial distress or failure. The FDIC issued similar rules regarding resolution planning applicable to the Banks. Additionally, although not a direct requirement under the Dodd-Frank Act, the OCC proposed guidelines in December 2015 that would require the Banks to develop recovery plans detailing the actions necessary to remain a going concern when the Banks are experiencing considerable financial or operational stress, but have not deteriorated to the extent resolution is imminent.
In October 2012, the Federal Reserve issued a rule that implements the requirement in the Dodd-Frank Act that the Federal Reserve conducts annual stress tests on the capacity of our capital to absorb losses as a result of adverse economic conditions. The stress test rule also implements the requirement that we conduct our own semiannual stress tests and requires us to publish the results of the stress tests on our website or other public forum. The OCC finalized a similar stress test rule in October 2012, to implement the requirement that each of the Banks conduct annual stress tests.
In December 2011, the Federal Reserve released proposed rules implementing certain other aspects of the enhanced prudential standards under the Dodd-Frank Act. The Federal Reserve finalized certain of the proposed rules on February 18, 2014, and we were required to comply with these requirements beginning on January 1, 2015 (“Enhanced Standards Rule”). The Enhanced Standards Rule, however, did not finalize the proposed single-counterparty credit limits or early remediation framework. Under the Enhanced Standards Rule, we must meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the rule. These requirements are in addition to the Final LCR, discussed above in “Basel III and U.S. Capital and Liquidity Rules.” In addition, the Enhanced Standards Rule requires that we comply with, and hold capital commensurate with the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. Stress testing and capital planning regulations are discussed further below under “Dividends, Stock Repurchases and Transfers of Funds.”
The Enhanced Standards Rule also requires that we establish and maintain an enterprise-wide risk management framework that includes a risk committee and a chief risk officer.
While not a requirement of the Dodd-Frank Act, in 2014 the OCC issued regulatory guidelines (“Heightened Standards Guidelines”) that apply heightened standards for risk management to large institutions subject to its supervision, including the Banks. The Heightened Standards Guidelines establish standards for the development and implementation by the Banks of a risk governance framework.
The Dodd-Frank Act also imposes new, more stringent standards and requirements with respect to bank and nonbank acquisitions and mergers and affiliate transactions. The Dodd-Frank Act also includes provisions related to corporate governance and executive compensation and new fees and assessments, among others.
The federal agencies have significant discretion in drafting the implementing regulations of the Dodd-Frank Act. Implementing regulations may result in modifications to our business models and organizational structure, and may subject us to escalating costs associated with any such changes. The full impact of the regulatory reform, including the Dodd-Frank Act, will not be known for some time. In addition, the Dodd-Frank Act and subsequent legislation require various studies and reports to be delivered to Congress, which could result in additional legislative or regulatory action.

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
Federal law and regulations prohibit any person or company from acquiring control of the Company or the Banks without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control exists if, among other things, a person or company acquires more than 25% of any class of our voting stock or otherwise has a controlling influence over us. For a publicly traded BHC like us, a rebuttable presumption of control arises if a person or company acquires more than 10% of any class of our voting stock.
Additionally, COBNA and CONA are “banks” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (“Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Virginia Bureau of Financial Institutions.
Dividends, Stock Repurchases and Transfers of Funds
In November 2011, the Federal Reserve finalized capital planning rules applicable to large BHCs including us (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR”). Under the rules, a BHC with total consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). The BHC may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. The Federal Reserve’s objection or non-objection generally applies to capital actions during the four quarters beginning with the second quarter of the second calendar year in the planning horizon.
On September 24, 2013, the Federal Reserve released an interim final rule that incorporated the Final Basel III Capital Rule into CCAR. On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing (“2014 Final Capital Plan and Stress Test Rule”). In addition, the OCC issued a final rule in December 2014 modifying its Dodd-Frank Act stress testing regulation, to be consistent with the 2014 Final Capital Plan and Stress Test Rule changes to the Federal Reserve’s Dodd-Frank Act stress testing regulation. The Dodd-Frank Act stress testing regulations are described above in “Enhanced Prudential Standards and Other Requirements under the Dodd-Frank Act.”
The 2014 Final Capital Plan and Stress Test Rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. Under the 2014 Final Capital Plan and Stress Test Rule, for the CCAR cycle under which capital plan submissions were due by January 5, 2015 (“2015 CCAR cycle”), the Federal Reserve’s objection or non-objection applies to planned capital actions from the second quarter of 2015 through the second quarter of 2016. Subsequent submissions each would cover a four-quarter period. The change in the start date of the annual cycle impacts the as-of dates for data used to project results as well as the dates that stress test results must be submitted to the regulators and disclosed to the public. For the annual company-run stress test, a BHC is required to disclose the results within 15 calendar days after the Federal Reserve discloses the results of that BHC’s supervisory stress test, unless that time period is extended by the Federal Reserve. The 2014 Final Capital Plan and Stress Test Rule requires a BHC to disclose results of its mid-cycle stress test within 30 calendar days after the BHC submits the results of its mid-cycle stress test to the Federal Reserve, unless that time period is extended by the Federal Reserve.
The 2014 Final Capital Plan and Stress Test Rule also provides a one-year deferral on the use of Basel III Advanced Approaches for banking institutions to estimate their capital ratios for the 2015 capital plan and stress test cycles. In addition, it shifts the focus of the Federal Reserve from annual capital issuances and distributions to quarterly capital issuances and distributions by establishing a new cumulative net distribution requirement. With certain limited exceptions, this requirement provides that--as measured on an aggregate basis beginning in the third quarter of the planning horizon--to the extent a BHC does not issue the amount of a given class of regulatory capital instrument that it projected in its capital plan, the BHC must reduce its capital distributions such that the cumulative net amounts of a BHC’s actual capital issuances and capital distributions for each category of regulatory capital instrument cannot be less than the cumulative net amounts of capital issuances and capital distributions for that category of regulatory capital instrument projected in the BHC’s capital plan.

9	Capital One Financial Corporation (COF)

The Federal Reserve issued a final rule on November 25, 2015 to further modify its capital planning and stress testing regulations (“2015 Final Capital Plan and Stress Test Rule”). Among other changes, the 2015 Final Capital Plan and Stress Test Rule would indefinitely delay incorporation of the Basel III Advanced Approaches; remove the tier 1 common ratio from the capital plan and stress testing regulations, given the full phase-in of the common equity tier 1 capital requirement in the nine-quarter planning horizon of the 2016 capital plan and stress testing cycles; and delay the incorporation of the supplementary leverage ratio until the 2017 capital plan and stress testing cycles. In addition, on December 18, 2015, the Federal Reserve also issued guidance that summarizes and further details its supervisory expectations for the capital planning process, capital positions and modeling of large and complex firms such as the Company in connection with their capital planning and stress testing activities.
The purpose of the Federal Reserve’s capital plan and stress test rules is to ensure that large BHCs have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the BHC to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters. The 2016 CCAR cycle will measure our capital levels under the Basel III Standardized Approach, with appropriate phase-in provisions applicable to Capital One.
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
Deposit Insurance Assessments
Each of CONA and COBNA, as an insured depository institution, is a member of the DIF maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). The Reform Act permits the FDIC to set a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.
Prior to passage of the Dodd-Frank Act, the FDIC had established a plan to restore the DIF in the face of recent insurance losses and future loss projections, which resulted in several rules that generally increased deposit insurance rates and purported to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. The Dodd-Frank Act reformed the management of the DIF in several ways: raised the minimum DRR to 1.35% (from the former minimum of 1.15%); removed the upper limit on the DRR; required that the reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016); required that in setting assessments, the FDIC must offset the effect of meeting the increased reserve ratio on small insured depository institutions; and eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio reaches certain levels. The FDIC has set the DRR at 2% and, in lieu of dividends, has established progressively lower assessment rate schedules as the reserve ratio meets certain trigger levels. The Dodd-Frank Act also required the FDIC to change the deposit insurance assessment base from deposits to average total consolidated assets minus average tangible equity. In February 2011, the FDIC finalized rules to implement this change that significantly modified how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater. On November 18, 2014, the FDIC issued final rules to amend its deposit insurance assessment regulation to conform to the Final Basel III Capital Rule and to the final rule revising the supplementary leverage ratio.
On October 22, 2015, the FDIC proposed rules to implement the requirement that the FDIC offset the effect of meeting the increased reserve ratio from 1.15% to 1.35% on insured depository institutions with total consolidated assets of less than $10 billion. The FDIC’s proposed rulemaking would impose a new quarterly deposit insurance surcharge assessment, with a quarterly rate of 1.125 basis points, on all insured depository institutions with assets of $10 billion or more (including COBNA and CONA), in addition to regular quarterly deposit insurance assessments applicable to each insured depository institution. The surcharge would begin the quarter after the DIF reserve ratio first reaches or exceeds 1.15% (projected by the FDIC as likely to occur during the first

10	Capital One Financial Corporation (COF)

quarter of 2016) and would continue until the reserve ratio first reaches or exceeds 1.35%, but no later than the fourth quarter of 2018. As proposed, the surcharge is expected to be partially offset by lower FDIC assessment rates, which will be in effect once the DIF reserve ratio reaches 1.15%. The potential impact on COBNA and CONA is dependent upon the duration, rate and structure of the FDIC surcharge in the final rule, which has not yet been issued.
Source of Strength and Liability for Commonly-Controlled Institutions
Under the regulations issued by the Federal Reserve, a BHC must serve as a source of financial and managerial strength to its subsidiary banks (the so-called “source of strength doctrine”). The Dodd-Frank Act codified the source of strength doctrine, directing the Federal Reserve to require BHCs to serve as a source of financial strength to its subsidiary banks.
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
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate nonbank financial companies and BHCs if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future. In November 2015, the Federal Reserve proposed rules designed to promote U.S. financial stability and orderly liquidity authority by requiring U.S. BHCs identified as G-SIBs to maintain outstanding a minimum amount of loss absorbing instruments, including a minimum amount of unsecured long-term debt, and related buffer. Capital One would not be subject to this requirement as proposed.
Regulation of International Business by Non-U.S. Authorities
COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.
United Kingdom
In the United Kingdom, COBNA operates through COEP, which was established in 2000 and is an authorized payment institution regulated by the Financial Conduct Authority (“FCA”) under the Payment Services Regulations 2009 and the Financial Services and Markets Act 2000. COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K.
Over the past few years the U.K. government has enacted significant changes to the framework of financial services regulation. As part of these changes, in April 2013, the Financial Services Authority (“FSA”) was split into a new Prudential Regulatory Authority (“PRA”) and the FCA, with the FCA, rather than the PRA, regulating COEP. In April 2014, the FCA took over regulation of the U.K. consumer credit regime previously regulated by the Office of Fair Trading. The FCA’s new regulatory purview includes credit card lending activities. The FCA established a new Consumer Credit Sourcebook based on the existing regulatory regime which came into full effect on September 30, 2014. COEP, in common with other market participants, currently operates under certain “interim” permissions of FCA and COEP applied for related “full” permissions in October 2015 (with such full permissions anticipated to be granted during 2016).
Regulatory focus on Payment Protection Insurance (“PPI”) complaint handling has continued as PPI continues to be a key driver of consumer complaints to the Financial Ombudsman Service (“FOS”). In January 2015, FCA announced it would gather evidence on current trends in PPI complaints to assess whether further interventions were required. In May 2015, the FCA also announced that it was considering whether further rules and/or guidance were required to deal with the impact of the decision in the case of Plevin v. Paragon Personal Finance to the effect that failure to disclose the amount of commission included in the price of the single premium PPI sold to the plaintiff created an unfair relationship between the lender and the borrower under section 140A of the Consumer Credit Act 1974. On November 26, 2015, the FCA launched a consultation on proposed new rules relating to PPI

11	Capital One Financial Corporation (COF)

complaint handling, including the introduction of a 2-year deadline by which consumers would need to make their PPI complaints or else lose their right to have them assessed by firms or by the FOS.
COEP is a party to the Sentinel Card Protection (“SCP”) redress scheme which enables customers who bought SCP provided by Affinion International Limited to seek compensation. In August 2015 the redress scheme became effective with a general claims bar date of March 18, 2016, other than for exceptional circumstances. The claims bar date for exceptional circumstances is September 18, 2016. The redress scheme relating to Card Protection Plan (“CPP”) insurance, which enabled customers who bought card protection insurance with CPP to seek compensation, has now come to an end.
Canada
In Canada, COBNA operates as an authorized foreign bank pursuant to the Bank Act (Canada) (“Bank Act”) and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). The primary regulator of Capital One Canada is the Office of the Superintendent of Financial Institutions Canada (“OSFI”). Other regulators include the Financial Consumer Agency of Canada (“FCAC”), the Office of the Privacy Commissioner of Canada, and the Financial Transactions and Reports Analysis Centre of Canada. Capital One Canada is subject to regulation under various Canadian federal laws, including the Bank Act and its regulations, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and the Personal Information Protection and Electronic Documents Act.
There were two new significant developments described below that affect credit cards issued by federally regulated financial institutions in Canada, such as Capital One Canada. These changes could increase our operational and compliance costs and affect the types and terms of products that we offer in Canada.
In April 2015, the voluntary agreement to reduce interchange fees among the Canadian federal government, MasterCard Canada and Visa Canada came into effect. The agreement contains a commitment to reduce interchange fees for consumer credit cards to an average of 1.5% and will remain in effect for 5 years.
On September 19, 2014, the Supreme Court of Canada (“Court”) released its decision in Bank of Montreal v. Marcotte. The Court found that certain provisions of Quebec provincial consumer protection legislation apply to credit cards issued by federally chartered banks. The broader implications of the applicability of provincial law to banks in Canada remain unclear.

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
Our Consumer Banking and Commercial Banking businesses compete with national, state and direct banks for deposits, commercial and auto loans, mortgages and trust accounts, as well as with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, mortgage banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-depository institutions that are able to offer these products and services. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. In addition, competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
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

12	Capital One Financial Corporation (COF)

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

EMPLOYEES
A central part of our philosophy is to attract and retain highly capable staff. We had approximately 45,400 employees, whom we refer to as “associates,” as of December 31, 2015. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

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
As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Total System Services Inc. (“TSYS”) for processing services for our North American and U.K. portfolios of consumer and small business credit card accounts, and Fidelity Information Services (“FIS”) for certain of our banking systems.
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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
general economic and business conditions in the U.S., the U.K., Canada or our local markets, including conditions affecting employment levels, interest rates, collateral values, consumer income, credit worthiness and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•
an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment), including the impact of inaccurate estimates or inadequate reserves;

13	Capital One Financial Corporation (COF)

•
financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Act and the regulations promulgated thereunder, and other regulatory reforms and regulations governing bank capital and liquidity standards, including Basel-related initiatives and potential changes to financial accounting and reporting standards;

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	changes in retail distribution strategies and channels, including in the behavior and expectations of our customers,

•	any significant disruption in our operations or technology platform, including security failures or breaches on our business;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

•	our ability to control costs;

•	the effectiveness of our risk management strategies;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

14	Capital One Financial Corporation (COF)

•	other risk factors listed from time to time in reports that we file with the SEC.
Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in this Report.
Item 1A. Risk Factors
This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks of which we are aware at the time this Report has been filed, other risks may prove to be important in the future, including those that are not currently ascertainable. In addition to the factors discussed elsewhere in this Report, other factors that could cause actual results to differ materially from our forward looking statements include:
General Economic and Market Risks
Changes And Instability In The Macroeconomic Environment May Adversely Affect Our Industry, Business, Results Of Operations And Financial Condition.
We offer a broad array of financial products and services to consumers, small businesses and commercial clients. We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom and offer banking and other services in many regions within the United States. A prolonged period of slow economic growth or a significant deterioration in economic conditions in the United States or one of these countries could have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
Although certain economic conditions in the United States have shown signs of improvement in recent years, the macroeconomic environment remains unstable and uneven, and the U.S. economy remains susceptible to global events and volatility. Geopolitical matters, including international political unrest or disturbances, continued concerns over energy prices and economic instability or recession in certain regions, may impact the stability of financial markets and the U.S. economy.
Some of the risks we may face in connection with adverse changes and instability in macroeconomic environment include the following:

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

•
The process and models we use to estimate our allowance for loan and lease losses may become less reliable if actual losses diverge from the projections of our models as a result of changes in customer behavior, volatile economic conditions or other unexpected variations in key inputs and assumptions. As a result, our estimates for credit losses may become increasingly subject to management’s judgment and high levels of volatility over short periods of time, which could negatively impact our results of operations. See “There Are Risks Resulting From The Extensive Use Of Models In Our Business.”

•
Risks associated with financial market instability and volatility could cause a material adverse effect on our liquidity and our funding costs. For example, increases in interest rates and our credit spreads could negatively impact our results of operations.

•
Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and

15	Capital One Financial Corporation (COF)

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

•
Both shorter-term and longer-term interest rates remain below historical averages, as well as the yield curve, which is flatter than its historical average. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it would limit our opportunity to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates could have a material adverse effect on our earnings and our net interest margin.

•
A low interest rate environment increases our exposure to prepayment risk in our mortgage portfolio and the mortgage-backed securities in our investment portfolio. Increased prepayments, refinancing or other factors that impact loan balances could reduce expected revenue associated with mortgage assets and could also lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results. In addition, the Federal Reserve’s recent decision to raise short-term interest rates will increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated, which could result in additional delinquencies or charge-offs and negatively impact our results of operations.

Regulatory Risk
Compliance With New And Existing Laws, Regulations And Regulatory Expectations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges.
Legislation and regulation with respect to the financial services industry has increased in recent years, and we expect that oversight of our business will continue to expand in scope and complexity. A wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including significant fines and criminal sanctions, and could result in negative publicity or damage to our reputation with regulators or the public. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and limit our ability to pursue certain business opportunities.
We are subject to heightened regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business and that meet the heightened risk management and enhanced prudential standards issued by our regulators. For example, over the last several years, state and federal regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, fair lending and other consumer protection issues. In July 2015, Capital One entered into a consent order with the OCC to address concerns about our anti-money laundering (“AML”) program (“AML Program”) emanating from our former Check Cashing Group within the Commercial Banking business. We have made substantial progress in taking the steps and making the improvements required by the OCC consent order. We expect heightened oversight of our AML Program will continue for the foreseeable future.
The Dodd-Frank Act, other regulatory reforms and implementing regulations have increased our need to build new compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact of these changes also includes higher expectations for the amount of capital and liquidity we must maintain, as discussed in more detail below under the heading “We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results And Our Ability To Return Capital To Our Shareholders,” and higher operational costs, which may further increase as regulators continue to implement such reforms. U.S. government agencies charged with adopting and interpreting laws, rules and regulations, including under the Dodd-Frank Act, may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated.

16	Capital One Financial Corporation (COF)

We have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit cards and auto loans which typically have higher delinquencies and charge-offs than prime customers. Accordingly, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged-off debt and vehicle repossession. The banking industry is subject to enhanced legal and regulatory scrutiny regarding credit bureau reporting and debt collection practices from regulators, courts and legislators. Any future changes to our business practices in these areas, including our debt collection practices, whether mandated by regulators, courts, legislators or otherwise, or any legal liabilities resulting from our business practices, including our debt collection practices, could have a material adverse impact on our financial condition.
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. In addition, some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations to which we are subject, please refer to “Part I—Item 1. Business—Supervision and Regulation.”
Credit Risk
We May Experience Increased Delinquencies, Credit Losses, Inaccurate Estimates, And Inadequate Reserves.
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

•
Underwriting: Our ability to assess the credit worthiness of our customers may diminish, which could result in an increase in our credit losses and a deterioration of our returns. See “Our Risk Management Strategies May Not Be Fully Effective In Mitigating Our Risk Exposures In All Market Environments Or Against All Types Of Risk.”

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

•
Charge-off Recognition / Allowance for Loan and Lease Losses: The rules governing the allowance for loan and lease losses could change. We account for the allowance for loan and lease losses according to accounting and regulatory guidelines and rules. These guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance, could require changes in our account management or loss allowance practices and cause our charge-offs and/or allowance for loan and

17	Capital One Financial Corporation (COF)

lease losses to increase for reasons unrelated to the underlying performance of our portfolio. Such changes could have an adverse impact on our financial condition or results of operation.

•	Industry Developments: Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

•
Collateral: The collateral we have on secured loans could be insufficient to compensate us for loan losses. When customers default on their secured loans, we attempt to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate values adversely affect the collateral value for our commercial lending and home loan activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Therefore, the recovery of such property could be insufficient to compensate us for the value of these loans. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. Trends in home prices are a driver of credit costs in our home loan business as they impact both the probability of default and the loss severity of defaults. Additionally, the potential volatility in the number of defaulted and modified loans from changes in home prices can create material impacts on the servicing costs of the business, fluctuations in credit marks and profitability in acquired portfolios and volatility in mortgage servicing rights valuations. Although home prices have generally appreciated recently, the slow economic recovery, shifts in monetary policy and potentially diminishing demands from investors could threaten or limit the recovery. In our auto business, if vehicle prices experience declines, we could be adversely affected. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (i) the demand for new and used vehicles and (ii) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.

•
Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 31% of our commercial loan portfolio is concentrated in the tri-state area of New York, New Jersey and Connecticut. The regional economic conditions in the tri-state area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the tri-state area could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus in experience changes, we may experience increased credit losses and our results of operations could be adversely impacted. For example, as of December 31, 2015, energy-related loan balances represented approximately 5% of our total commercial loan portfolio. This amount is comprised of loans to commercial entities in the energy industry, such as exploration and production, oil field services, and pipeline transportation of gas and crude oil, as well as loans to entities in industries that are indirectly impacted by energy prices, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. In recent years, oil prices have been declining, which has had an adverse effect on many of the borrowers in this portfolio and on the value of the collateral securing our loans to these borrowers, which could impair their ability to service loans outstanding to them and/or reduce demand for loans. If energy-related industries or any of the other industries that we focus on experience adverse changes, we may experience increased credit losses and our results of operations could be adversely impacted.

We May Experience Increased Losses And Inadequate Reserves Associated With Mortgage Repurchases And Indemnification Obligations.
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

18	Capital One Financial Corporation (COF)

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
In addition to the subsidiaries discussed above, we originate, sell and service commercial mortgage loans that meet underwriting guidelines established by GSEs. We are required to meet minimum collateral requirements and share a limited portion of the risk of loss during the remaining terms of these loans. The GSEs may change their collateral requirements for these loans in the future and also increase our loss-sharing obligations if the loans do not meet specific underwriting criteria or default within certain time periods following their sale to the GSEs. We cannot assure you that our liability associated with these loss-sharing agreements will be sufficient to cover any future losses from these loans. We may also be required to share additional losses with GSEs if loan defaults increase, which could impact our results of operations and liquidity.
For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves and our estimate of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, as well as our loss-sharing agreements, as of December 31, 2015, see “Note 21—Commitments, Contingencies, Guarantees and Others.”
Capital and Liquidity Risk
We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results And Our Ability To Return Capital To Our Shareholders.
As a result of the Dodd-Frank Act and the U.S. implementation of international accords, financial institutions are becoming subject to new and increased capital and liquidity requirements. Although U.S. regulators have finalized regulations for some of these requirements, continued uncertainty remains as to the form additional new requirements will take or how and when they will apply to us. As a result, it is possible that we could be required to increase our capital and/or liquidity levels above the levels assumed in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and limit our ability to make most capital distributions. Higher capital levels also lower our return on equity.
In addition, as described further below, for regulatory capital purposes we entered parallel run on January 1, 2015, which must last a minimum of four quarters. We will become subject to the Basel III Advanced Approaches framework for purposes of determining our regulatory capital requirements once we receive regulatory approval to do so, although the exact timing of when such approval may be granted is uncertain. Although we have current estimates of risk-weighted asset calculations under that framework, there remains uncertainty around future regulatory interpretations of certain aspects of those calculations. Therefore, we cannot assure you that our current estimates will be correct, and we may need to hold significantly more regulatory capital in the future than we currently estimate to maintain a given capital ratio.
In September 2014, the Federal Banking Agencies issued the Final LCR Rule. See “Part I—Item 1. Business—Supervision and Regulation” for further details regarding the Final LCR Rule. There remains uncertainty as to the impact of daily compliance with the LCR on how we manage our business. See “Note 13—Regulatory and Capital Adequacy” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” for additional information regarding recent developments in capital and liquidity requirements.
We consider various factors in the management of capital, including the impact of stress on our capital levels, as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in CCAR. In recent stress test cycles, including CCAR, we have observed a large difference between our estimates of our capital levels under stress and the Federal Reserve’s estimates of our capital levels under stress. In the current stress test cycle, including CCAR, the difference could be larger because we expect the Federal Reserve to continue to use its own assumptions in modeling results. Therefore, although our estimated capital levels under stress suggest that we have substantial capacity to return capital to shareholders and remain well capitalized under stress, it is possible that the Federal Reserve’s modeling may result in a materially lower capacity to return capital to shareholders than our estimates. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.

19	Capital One Financial Corporation (COF)

Operational Risk
We Face Risks Related To Our Operational, Technological And Organizational Infrastructure.
Our ability to grow and compete is dependent on our ability to build or acquire necessary operational, technological and organizational infrastructure or adapt to technological advances involving such infrastructure, which can be a challenge due to the fast pace of digital transformation and advances. We are embedding technology, data, and software development deeply into our business model and how we work.
Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, inaccurate models, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns. We also depend on models to measure risks, estimate certain financial values, determine pricing on certain products, assess capital adequacy and calculate regulatory capital levels. If we implement or design our models poorly or use inaccurate assumptions in our models, business decisions based on the output of the models may be adversely affected. See “There Are Risks Resulting From The Extensive Use Of Models In Our Business.”

In addition, our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, our business and reputation could be materially adversely affected. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, cyber-attacks, including Distributed Denial of Service (“DDOS”) attacks discussed below, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Any of these occurrences could diminish our ability to operate our businesses, service customer accounts, and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect. We also rely on the business infrastructure and systems of third parties with which we do business and to whom we outsource the maintenance and development of operational and technological functionality. System breakdowns or failures, adverse changes to financial condition, bankruptcy or other adverse conditions affecting the businesses of such third parties, including our vendors and other service providers, could have a material adverse effect on our business and reputation. Thus, any increase in the amount of our infrastructure that we outsource to third parties may increase our risk exposure.
Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality and reliability of our operational and technology systems. Any disruptions, failures or inaccuracies of our operational and technology systems and models, including those associated with improvements or modifications to such systems and models, could cause us to be unable to market and manage our products and services, manage our risk or to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
We Could Incur Increased Costs Or Reductions In Revenue Or Suffer Reputational Damage And Business Disruptions In The Event Of The Theft, Loss Or Misuse Of Information, Including As A Result Of A Cyber-Attack.
Our products and services involve the gathering, management, processing, storage and transmission of sensitive and confidential information regarding our customers and their accounts, our employees and other third parties with which we do business. Our ability to provide such products and services, many of which are web-based, depends upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services, we use information systems and infrastructure, including digital technologies, computer and email systems, software, networks, and other web-based technologies, that we and third-party service providers operate. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers.

20	Capital One Financial Corporation (COF)

Like other financial services firms, technologies, systems, networks and devices of Capital One or our customers, employees or other third parties with whom we interact continue to be the subject of attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks and other events. These threats may derive from human error, fraud or malice on the part of our employees or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or third parties with whom we interact. Further, cyber and information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, to access our products and services, our customers may use computers, smartphones, tablet PCs and other mobile devices that are beyond our security control systems.
If our information systems or infrastructure or those of our customers, partners or other market participants experience a significant disruption or breach, it could lead, depending on the nature of the disruption or breach, to the unauthorized access to and release, gathering, monitoring, misuse, loss or destruction of our confidential information or personal or confidential information of our customers, employees or other third parties in our possession. Further, such disruption or breach could also result in unauthorized access to our proprietary information, software, methodologies and business secrets and in unauthorized transactions in Capital One accounts or unauthorized access to personal or confidential information maintained by those entities.
As a financial institution, we are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs. However, because the methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire and develop talent capable of detecting, mitigating or remediating these risks. Although we believe we have a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner.
A disruption or breach such as those discussed above could result in significant legal and financial exposure, regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. We and other U.S. financial services providers continue to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. Although we have not experienced any material losses relating to cyber incidents, there can be no assurance that unauthorized access or cyber incidents will not occur or that we will not suffer such losses in the future. Unauthorized access or cyber incidents could occur more frequently and on a more significant scale. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our partners, retailers or other market participants has led, and will likely continue to lead, to increased costs to us with respect to preventing, mitigating and remediating these risks, as well as any related attempted fraud. We may be required to expend significant additional resources to continue to modify or strengthen our protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure or invest in new technology designed to mitigate security risks. For example, various retailers have continued to be victims of cyber-attacks in which customer data, including debit and credit card information, was obtained. In these situations, we incur a variety of costs, including those associated with replacing the compromised cards and remediating fraudulent transaction activity. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general which could result in reduced use of our financial products. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

21	Capital One Financial Corporation (COF)

Legal Risk
Our Businesses Are Subject To The Risk Of Increased Litigation, Government Investigations And Regulatory Enforcement.
Our businesses are subject to increased litigation, government investigations and other regulatory enforcement risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry, the structure of the credit card industry and business practices in the mortgage lending business. Given the inherent uncertainties involved in litigation, government investigations, and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business.
In addition, financial institutions, including us, have faced significant regulatory scrutiny over the past several years, which has increasingly led to public enforcement actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by the Federal Reserve, the SEC, OCC, FDIC and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the Department of Justice. We expect that regulators and governmental enforcement bodies will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. Litigation, government investigations and other regulatory actions generally could subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations.
Other Business Risks
We Face Intense Competition In All Of Our Markets.
We operate in a highly competitive environment, both in making loans and attracting deposits, and we expect competitive conditions to continue to intensify with respect to most of our products. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. Price competition for loans might result in origination of fewer loans or earning less on our loans. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, the ability to innovate faster, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Many of our competitors are also focusing on cross-selling their products and developing new products or technologies, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the consolidation of financial service providers, all of which may affect our customers’ expectations and demands.
As of December 31, 2015, we operate the largest online direct banking institution in the U.S. by deposits. While direct banking represents a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, we face strong competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. In addition, the effects of a competitive environment may be exacerbated by the flexibility of direct banking and the increasing financial and technological sophistication of our customer base. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.
We have expanded our credit card partnership business over the past several years with the additions of a number of credit card partnerships. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have

22	Capital One Financial Corporation (COF)

invested significant resources, time and expense into acquiring and developing the relationships. The loss of any of our business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
In addition, the global payments industry is highly competitive and is rapidly changing and increasingly subject to regulatory scrutiny. We compete with all forms of payments, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital currencies, prepaid systems and payment services targeting users of social networks and online gaming (including those offering billing to the consumer’s mobile phone account), as well as consortia of merchants that are expected to combine payment systems to reduce interchange and other costs. If we are unable to continue to keep pace with innovation, our business and results of operations could be adversely affected.
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

Our Business, Financial Condition And Results Of Operations May Be Adversely Affected By Merchants’ Increasing Focus On The Fees Charged By Credit Card Networks And By Regulation And Legislation Impacting Such Fees.
Credit card interchange fees are generally one of the largest components of the costs that merchants pay in connection with the acceptance of credit cards and are a meaningful source of revenue for our credit card businesses. Interchange fees are the subject of significant and intense global legal, regulatory and legislative focus, and the resulting decisions, regulations and legislation may have a material adverse impact on our overall business, financial condition and results of operations.
Regulators and legislative bodies in a number of countries are seeking to reduce credit card interchange fees through legislation, competition-related regulatory proceedings, central bank regulation and or litigation. Interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa. In some jurisdictions, such as Canada and certain countries in the European Union, interchange fees and related practices are subject to regulatory activity that have limited the ability of certain networks to establish default rates, including in some cases imposing caps on permissible interchange fees and we have already experienced these impacts in our International Card business. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another, such as our primary market, the United States.
In addition to this regulatory activity, merchants are also seeking avenues to reduce interchange fees. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including interchange and similar fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. In December 2013, the U.S. District Court for the Eastern District of New York granted final approval of the proposed class settlement. See “Note 21—Commitments, Contingencies, Guarantees and Others” for further details. Among other results of the settlement, merchants are now entitled to join together to negotiate lower interchange fees. Some major retailers may have sufficient bargaining power to independently negotiate lower interchange fees with MasterCard and Visa, which could, in turn, result in lower interchange fees for us when our cardholders undertake purchase transactions with these retailers. These and other merchants also continue to lobby aggressively for caps and restrictions on interchange fees and there can be no assurance that their efforts will not be successful or that they will not in the future bring legal proceedings against us or other credit card and debit card issuers and networks.
Beyond pursuing litigation, legislation and regulation, merchants may also promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. For example, a consortium of large U.S. retailers was recently created to develop a merchant-owned mobile payment system in part to reduce interchange fees.
The heightened focus by merchants and regulatory and legislative bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to successfully negotiate discounts to interchange fees with MasterCard and Visa or develop alternative payment systems could result in a reduction of interchange fees. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.

23	Capital One Financial Corporation (COF)

If We Are Not Able To Invest Successfully In And Introduce Digital And Other Technological Developments Across All Our Businesses, Our Financial Performance May Suffer.
Our industry is subject to rapid and significant technological changes and our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. We expect digital technologies to have a significant impact on banking over time. Consumers increasingly expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an increasingly important aspect of the financial services industry and it impacts our ability to deliver products and services to our customers. To that end, financial institutions are rapidly introducing new digital and other technology-driven products and services, which aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services.
Our continued success depends, in part, upon our ability to address the needs of our customers by using digital technology to provide products and services that efficiently meet their expectations in a cost-effective manner. The development and launch of new digital products and services depends in large part on our capacity to invest in and build the technology platforms that can enable them. We continue to actively invest in such technology platforms, however, we may fail to implement the correct technology, or may fail to do so in a timely manner as discussed in more detail above under the headings “We Face Intense Competition In All Of Our Markets” and “We Face Risks Related To Our Operational, Technological And Organizational Infrastructure.”
Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, we face intense competition from smaller companies which experience lower cost structures and different regulatory requirements than we do, and which may allow them to innovate more rapidly than we can. See “We Face Intense Competition In All Of Our Markets.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other talent, and competition for such talent is intense. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.
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
Any merger, acquisition or strategic partnership we undertake entails certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with partners, clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.
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

24	Capital One Financial Corporation (COF)

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

•
Target-specific Risk: Assets and companies that we acquire, or companies that we enter into strategic partnerships with, will have their own risks that are specific to a particular asset or company. These risks include, but are not limited to, particular or specific regulatory, accounting, operational, reputational and industry risks, any of which could have a material adverse effect on our results of operations or financial condition. Indemnification rights, if any, may be insufficient to compensate us for any losses or damages resulting from such risks. In addition to regulatory approvals discussed above, certain of our merger, acquisition or partnership activity may require third-party consents in order for us to fully realize the anticipated benefits of any such transaction.

Reputational Risk And Social Factors May Impact Our Results And Damage Our Brand.
Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business and compliance practices or our financial health. In addition, our brand has historically been, and we expect it to continue to be, very important to us. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative public perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us. In addition, negative perceptions regarding certain industries or clients could also prompt us to cease business activities associated with those industries or clients.
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information), corporate governance, and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.
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
If We Are Not Able To Protect Our Intellectual Property, Our Revenue And Profitability Could Be Negatively Affected.
We rely on a variety of measures to protect and enhance our intellectual property, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary information. These measures may not prevent misappropriation of our proprietary information or infringement of our intellectual property rights and a resulting loss of competitive advantage. In addition, our competitors or other third parties may file patent applications for innovations that are used in our industry or allege that our systems, processes or technologies infringe on their intellectual property rights. If our competitors or other third parties are successful in obtaining such patents or prevail in intellectual property-related litigation against us, we could lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant damages.

25	Capital One Financial Corporation (COF)

There Are Risks Resulting From The Extensive Use Of Models In Our Business.
We rely on quantitative models to aggregate and assess our various risk exposures and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective risk management practices or inaccurate risk reporting. If our risk management framework proves ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition.
Our Risk Management Strategies May Not Be Fully Effective In Mitigating Our Risk Exposures In All Market Environments Or Against All Types Of Risk.
Management of risk, including market, credit, liquidity, compliance and strategic risks, requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. See “MD&A—Risk Management” for further details. We have devoted significant resources to developing our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if our models for assessing risk are properly designed and implemented.
Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures indicate. For example, market conditions during the financial crisis involved unprecedented dislocations and highlight the limitations inherent in using historical information to manage risk. In addition, credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate).
While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, our ability to implement our risk management strategies may be hindered by adverse changes in the volatility or liquidity conditions in certain markets and as a result, may limit our ability to distribute such risks (for instance, when we seek to syndicate exposure in bridge financing transactions we have underwritten). We may, therefore, incur losses in the course of our risk management or investing activities.
Changes In Consumer Behavior And Their Adoption of Digital Technology May Change Retail Distribution Strategies And May Adversely Impact Our Investments In Our Bank Premises And Equipment And Other Retail Distribution Assets, Lead To Increased Expenditures And Expose Us To Additional Risk.
We have significant investments in bank premises and equipment for our branch network and other branch banking assets including our full service banking centers, parcels of land held for the development of future banking centers and our retail work force. Advances in technology such as digital and mobile banking, in-branch self-service technologies, proximity or remote payment technologies, as well as progressively changing customer preferences for these other methods of banking, could decrease the value of our branch network or other retail distribution assets. As a result, we may need to change our retail distribution strategy and close, sell and/or renovate certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets, increase our expenditures, dilute our brand and/or reduce customer demand for our products and services.
Further, to the extent that we change our retail distribution strategy and as a result expand into new business areas, we may face more competitors with more experience in the new business areas and more established relationships with relevant customers,

26	Capital One Financial Corporation (COF)

regulators and industry participants, which could adversely affect our ability to compete. Our competitors may also be subject to less burdensome regulations. See “We Face Intense Competition In All Our Markets.”
Fluctuations In Market Interest Rates Or Volatility In The Capital Markets Could Adversely Affect Our Income And Expense, The Value Of Assets And Obligations, Our Regulatory Capital, Cost Of Capital Or Our Liquidity.
Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the capital markets. Disruptions, uncertainty or volatility across the capital markets could negatively impact market liquidity and limit our access to liquidity required to operate and grow our business. In addition, changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. Finally, the Final Basel III Capital Rule requires that most amounts reported in Accumulated Other Comprehensive Income (“AOCI”), including unrealized gains and losses on securities designated as available for sale, be included in our regulatory capital calculations. Changes in interest rates or market valuations that result in unrealized losses on components of AOCI could therefore impact our regulatory capital ratios negatively.
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
We Face Risks From The Use Of Or Changes To Assumptions Or Estimates In Our Financial Statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for loan and lease losses, the fair value of certain assets and liabilities, and asset impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our

27	Capital One Financial Corporation (COF)

consolidated financial statements, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies.”
Limitations On Our Ability To Receive Dividends From Our Subsidiaries Could Affect Our Liquidity And Ability To Pay Dividends And Repurchase Common Stock.
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

The Soundness Of Other Financial Institutions And Other Third Parties Could Adversely Affect Us.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 15.0 million square feet of owned or leased office and retail space, used to support our business. Of this overall portfolio, approximately 10.8 million square feet of space is dedicated for various corporate office uses and approximately 4.2 million square feet of space is for bank branches and related offices.
Our 10.8 million square feet of corporate office space consists of approximately 5.9 million square feet of leased space and 4.9 million square feet of owned space. Our headquarters is located in McLean, Virginia, and is included in our corporate office space. We maintain office space primarily in Virginia, Texas, Illinois, New York, Delaware, Louisiana and Maryland.
Our 4.2 million square feet of bank branches and related office space consists of approximately 2.1 million square feet of leased space and 2.1 million square feet of owned space, including branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and District of Columbia. See “Note 9—Premises, Equipment and Lease Commitments” for information about our premises.

28	Capital One Financial Corporation (COF)

Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 21—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

29	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 29, 2016, there were 12,056 holders of record of our common stock. The table below presents the high and low closing trade prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Trade Price		Cash Dividends
For the Quarter Ended	High	Low
December 31, 2015	$81.42	$72.18	$0.40
September 30, 2015	91.71	71.55	0.40
June 30, 2015	89.38	79.67	0.40
March 31, 2015	82.49	73.21	0.30
December 31, 2014	$83.31	$76.43	$0.30
September 30, 2014	84.95	78.04	0.30
June 30, 2014	83.49	72.95	0.30
March 31, 2014	78.02	68.66	0.30
Dividend Restrictions
For information regarding our ability to pay dividends, see the discussion under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds,” “MD&A—Capital Management—Dividend Policy and Stock Purchases,” and “Note 13—Regulatory and Capital Adequacy.”
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III of this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

30	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2010 and ending December 31, 2015. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
$180
$163
$150
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2010	2011	2012	2013	2014	2015
Capital One	$100.00	$99.79	$137.21	$184.12	$201.53	$179.55
S&P 500 Index	100.00	100.00	113.40	146.97	163.71	162.52
S&P Financial Index	100.00	81.59	103.01	137.22	155.19	149.80
Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2015.

31	Capital One Financial Corporation (COF)

Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2015.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
October	3,036,479	$75.06	3,036,479	$1,647
November	3,247,143	79.21	3,229,942	1,391
December	1,812,341	77.93	1,812,341	1,250
Total	8,095,963	$77.37	8,078,762
__________

(1)
Primarily comprised of repurchases under the $3.125 billion common stock repurchase program authorized by our Board of Directors and announced on March 11, 2015, which began on April 1, 2015 and authorized share repurchases through June 30, 2016. Also includes 17,201 shares purchased in November related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.

32	Capital One Financial Corporation (COF)

Item 6. Summary of Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2015. Certain prior period amounts have been recast to conform to the current period presentation. We prepare our consolidated financial statements based on U.S. GAAP. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the MD&A included in this Report. The historical financial information presented may not be indicative of our future performance.
Five-Year Summary of Selected Financial Data(1)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2015	2014	2013	2012	2011	2015 vs. 2014		2014 vs. 2013
Income statement
Interest income	$20,459	$19,397	$19,898	$18,964	$14,987	5%		(3)%
Interest expense	1,625	1,579	1,792	2,375	2,246	3		(12)
Net interest income	18,834	17,818	18,106	16,589	12,741	6		(2)
Non-interest income(2)	4,579	4,472	4,278	4,807	3,538	2		5
Total net revenue	23,413	22,290	22,384	21,396	16,279	5		—
Provision for credit losses(3)	4,536	3,541	3,453	4,415	2,360	28		3
Non-interest expense:
Marketing	1,744	1,561	1,373	1,364	1,337	12		14
Amortization of intangibles	430	532	671	609	222	(19)		(21)
Operating expenses	10,822	10,087	10,309	9,824	7,672	7		(2)
Total non-interest expense	12,996	12,180	12,353	11,797	9,231	7		(1)
Income from continuing operations before income taxes	5,881	6,569	6,578	5,184	4,688	(10)		—
Income tax provision	1,869	2,146	2,224	1,475	1,452	(13)		(4)
Income from continuing operations, net of tax	4,012	4,423	4,354	3,709	3,236	(9)		2
Income (loss) from discontinued operations, net of tax	38	5	(233)	(217)	(106)	**		**
Net income	4,050	4,428	4,121	3,492	3,130	(9)		7
Dividends and undistributed earnings allocated to participating securities	(20)	(18)	(17)	(15)	(26)	11		6
Preferred stock dividends	(158)	(67)	(53)	(15)	—	136		26
Net income available to common stockholders	$3,872	$4,343	$4,051	$3,462	$3,104	(11)		7
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$7.08	$7.70	$7.39	$6.56	$7.04	(8)%		4%
Income (loss) from discontinued operations	0.07	0.01	(0.40)	(0.39)	(0.23)	**		**
Net income per basic common share	$7.15	$7.71	$6.99	$6.17	$6.81	(7)		10
Diluted earnings per common share:
Net income from continuing operations	$7.00	$7.58	$7.28	$6.49	$6.99	(8)		4
Income (loss) from discontinued operations	0.07	0.01	(0.39)	(0.38)	(0.23)	**		**
Net income per diluted common share	$7.07	$7.59	$6.89	$6.11	$6.76	(7)		10
Common shares outstanding (period end, in millions)	527.3	553.4	572.7	582.2	459.9	(5)		(3)
Dividends paid per common share	$1.50	$1.20	$0.95	$0.20	$0.20	25		26
Tangible book value per common share (period end)	53.65	50.32	43.64	40.10	34.16	7		15
Common dividend payout ratio(4)	20.98%	15.56%	13.59%	3.24%	2.93%	542	bps	197	bps
Stock price per common share at period end	$72.18	$82.55	$76.61	$57.93	$42.29	(13)%		8%
Book value per common share at period end	89.67	81.41	72.69	69.43	64.40	10		12
Total market capitalization at period end	38,061	45,683	43,875	33,727	19,301	(17)		4

33	Capital One Financial Corporation (COF)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2015	2014	2013	2012	2011	2015 vs. 2014		2014 vs. 2013
Balance sheet (average balances)
Loans held for investment	$210,745	$197,925	$192,614	$187,915	$128,424	6%		3%
Interest-earning assets	282,581	267,174	266,423	255,079	175,265	6		—
Total assets	313,474	297,659	296,200	285,142	198,323	5		—
Interest-bearing deposits	185,677	181,036	187,700	183,314	109,644	3		(4)
Total deposits	210,989	205,675	209,045	203,055	126,694	3		(2)
Borrowings	45,420	38,882	37,807	38,025	38,022	17		3
Common equity	45,072	43,055	40,629	36,934	28,538	5		6
Total stockholders’ equity	47,713	44,268	41,482	37,265	28,538	8		7
Selected performance metrics
Purchase volume(5)	$271,167	$224,750	$201,074	$180,599	$135,120	21%		12%
Total net revenue margin(6)	8.29%	8.34%	8.40%	8.39%	9.29%	(5	)bps	(6	)bps
Net interest margin(7)	6.66	6.67	6.80	6.50	7.27	(1)		(13)
Return on average assets	1.28	1.49	1.47	1.30	1.63	(21)		2
Return on average tangible assets(8)	1.35	1.57	1.55	1.38	1.76	(22)		2
Return on average common equity(9)	8.51	10.08	10.54	9.96	11.25	(157)		(46)
Return on average tangible common equity (“TCE”)(10)	12.87	15.79	17.35	17.25	22.05	(292)		(156)
Equity-to-assets ratio(11)	15.22	14.87	14.00	13.07	14.39	35		87
Non-interest expense as a percentage of average loans held for investment(12)	6.17	6.15	6.41	6.28	7.19	2		(26)
Efficiency ratio(13)	55.51	54.64	55.19	55.14	56.70	87		(55)
Effective income tax rate from continuing operations	31.8	32.7	33.8	28.5	31.0	(90)		(110)
Net charge-offs	$3,695	$3,414	$3,934	$3,555	$3,771	8%		(13)%
Net charge-off rate(14)	1.75%	1.72%	2.04%	1.89%	2.94%	3	bps	(32	)bps

	December 31,					Change
(Dollars in millions, except as noted)	2015	2014	2013	2012	2011	2015 vs. 2014		2014 vs. 2013
Balance sheet (period end)
Loans held for investment	$229,851	$208,316	$197,199	$205,889	$135,892	10%		6%
Interest-earning assets	302,007	277,849	265,170	280,096	179,878	9		5
Total assets	334,048	308,167	296,064	311,682	204,336	8		4
Interest-bearing deposits	191,874	180,467	181,880	190,018	109,945	6		(1)
Total deposits	217,721	205,548	204,523	212,485	128,226	6		1
Borrowings	59,115	48,457	40,654	49,910	39,561	22		19
Common equity	43,990	43,231	40,779	39,572	29,617	2		6
Total stockholders’ equity	47,284	45,053	41,632	40,425	29,617	5		8
Credit quality metrics (period end)
Allowance for loan and lease losses	$5,130	$4,383	$4,315	$5,156	$4,250	17%		2%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.23%	2.10%	2.19%	2.50%	3.13%	13	bps	(9	)bps
30+ day performing delinquency rate	2.69	2.62	2.63	2.70	3.35	7		(1)
30+ day delinquency rate	3.00	2.91	2.96	3.09	3.95	9		(5)
Capital ratios(15)
Common equity Tier 1 capital ratio	11.1%	12.5%	N/A	N/A	N/A	(140	)bps	**
Tier 1 common ratio	N/A	N/A	12.2	10.9	9.6	**		**
Tier 1 capital ratio	12.4	13.2	12.6	11.3	12.0	(80	)bps	60	bps
Total capital ratio	14.6	15.1	14.7	13.5	14.8	(50)		40
Tier 1 leverage ratio	10.6	10.8	10.1	8.6	10.0	(20)		70
Tangible common equity ratio(16)	8.9	9.5	8.9	7.9	8.2	(60)		60
Supplementary leverage ratio(17)	9.2	N/A	N/A	N/A	N/A	**		**

34	Capital One Financial Corporation (COF)

	December 31,					Change
(Dollars in millions, except as noted)	2015	2014	2013	2012	2011	2015 vs. 2014	2014 vs. 2013
Other
Employees (in thousands), period end	45.4	46.0	45.4	42.2	34.1	(1)%	1%
__________

**	Change is not meaningful.

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

(2)
Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred. See “MD&A—Glossary and Acronyms” for the definition of ING Direct acquisition.

(3)
Provision for credit losses for 2012 includes expense of $1.2 billion to establish an initial allowance for the receivables acquired in the 2012 U.S. card acquisition accounted for based on contractual cash flows. See “MD&A—Glossary and Acronyms” for the definition of 2012 U.S. card acquisition.

(4)	Calculated based on dividends per common share for the period divided by basic earnings per common share for the period.

(5)
Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(6)	Calculated based on total net revenue for the period divided by average interest-earning assets for the period.

(7)	Calculated based on net interest income for the period divided by average interest-earning assets for the period.

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

(10)
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

(11)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(12)	Calculated based on non-interest expense for the period divided by average loans held for investment for the period.

(13)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(14)	Calculated based on net charge-offs for the period divided by average loans held for investment for the period.

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

(16)
The tangible common equity ratio is a non-GAAP measure calculated as TCE divided by tangible assets. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

(17)
Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

35	Capital One Financial Corporation (COF)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this 2015 Annual Report on Form 10-K (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2015 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2015 and accompanying notes. MD&A is organized in the following sections:

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
In 2015 all three of our business segments delivered strong underlying performance. We continue to deliver attractive risk-adjusted returns while investing to improve profitability.
Financial Highlights
We reported net income of $4.1 billion ($7.07 per diluted common share) on total net revenue of $23.4 billion for 2015. In comparison, we reported net income of $4.4 billion ($7.59 per diluted common share) on total net revenue of $22.3 billion for 2014 and $4.1 billion ($6.89 per diluted common share) on total net revenue of $22.4 billion for 2013.
Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 11.1% and 12.5% as of December 31, 2015 and 2014, respectively. We formally entered parallel run for Basel III Advanced Approaches on January 1, 2015. See “MD&A—Capital Management” below for additional information.
On March 11, 2015, we announced that our Board of Directors authorized the repurchase of up to $3.125 billion of shares of our common stock (“2015 Stock Repurchase Program”). Through the end of 2015, we repurchased approximately $1.875 billion of shares of common stock as part of this program and expect to complete the 2015 Stock Repurchase Program by the end of the second quarter of 2016. On February 17, 2016, we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in 2015. These highlights are generally based on a comparison between the results of 2015 and 2014, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2015, compared to our financial condition and credit performance as of December 31, 2014. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

36	Capital One Financial Corporation (COF)

Total Company Performance

•
Earnings: Our net income decreased by $378 million to $4.1 billion in 2015, compared to 2014. The decrease in net income from continuing operations in 2015 was driven by (i) an increase in the provision for credit losses in our domestic credit card loan portfolio due to a larger allowance build in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates, and higher charge-offs as new loan balances season; (ii) an increase in the provision for credit losses in our commercial loan portfolio due to a larger build in both the allowance and reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio; and (iii) an increase in non-interest expense driven by higher operating and marketing expenses associated with loan growth and continued technology and infrastructure investments. In 2015, we recorded charges totaling $150 million for severance and related benefits pursuant to our ongoing benefit programs and certain site closures, as a result of the realignment of our workforce. We also recorded a build in the U.K. Payment Protection Insurance customer refund reserve (“U.K. PPI Reserve”) of $147 million in 2015, reflecting recent U.K. regulatory developments and updated estimates of future complaint levels. These expenses were partially offset by (i) higher interest income due to growth in our credit card, commercial and auto loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase in non-interest income primarily attributable to higher net interchange fees, partially offset by lower service charges and other customer-related fees primarily driven by the continued run-off of our payment protection products in our Domestic Card business. The increase in net income from discontinued operations in 2015 was primarily driven by a reduction in our mortgage representation and warranty reserve in 2015 resulting from favorable industry legal developments.

•
Loans Held for Investment: Period-end loans held for investment increased by $21.5 billion to $229.9 billion as of December 31, 2015 from December 31, 2014 and average loans held for investment increased by $12.8 billion to $210.7 billion in 2015 compared to 2014. The increases were primarily driven by continued growth in our credit card, auto and commercial loan portfolios, including loans acquired from the GE Healthcare acquisition, partially offset by the planned run-off of our acquired home loan portfolio.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate increased by 3 basis points to 1.75% in 2015 compared to 2014. Net charge-off rates remained low compared to our long-term trends, while we experienced rising losses in our taxi medallion lending portfolio and oil and gas portfolio within our Commercial Banking business. Our 30+ day delinquency rate increased by 9 basis points to 3.00% as of December 31, 2015, from December 31, 2014, primarily due to the seasoning of recent credit card loan originations and adverse market conditions impacting our taxi medallion lending portfolio. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $747 million to $5.1 billion as of December 31, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by continued loan growth, coupled with our expectations of rising charge-off rates in our domestic credit card portfolio driven by growth, as well as adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio in our Commercial Banking business. These factors also contributed to a higher allowance coverage ratio, which increased by 13 basis points to 2.23% as of December 31, 2015 from December 31, 2014.

Business Segment Financial Performance
Table 1 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the years ended December 31, 2015, 2014 and 2013. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments.”

Table 1: Business Segment Results

	Year Ended December 31,
	2015				2014				2013
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$14,582	62%	$2,354	59%	$13,621	61%	$2,479	56%	$14,287	64%	$2,615	60%
Consumer Banking	6,465	28	1,034	26	6,432	29	1,195	27	6,654	30	1,451	33
Commercial Banking(3)	2,352	10	570	14	2,201	10	659	15	2,069	9	731	17
Other(4)	14	—	54	1	36	—	90	2	(626)	(3)	(443)	(10)
Total from continuing operations	$23,413	100%	$4,012	100%	$22,290	100%	$4,423	100%	$22,384	100%	$4,354	100%
__________

37	Capital One Financial Corporation (COF)

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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

(4)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expenses that do not directly support the operations of the business segments and other items as described in “Note 20—Business Segments.”

Credit Card: Our Credit Card business generated net income from continuing operations of $2.4 billion in 2015, compared to net income from continuing operations of $2.5 billion in 2014. The decrease in net income in 2015 was primarily attributable to (i) higher provision for credit losses driven by a larger allowance build in our domestic credit card loan portfolio in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates, as well as higher charge-offs as new loan balances season; and (ii) higher non-interest expense due to higher operating and marketing expenses associated with loan growth. These drivers were partially offset by (i) higher net interest income primarily driven by loan growth; and (ii) higher non-interest income attributable to an increase in net interchange fees, partially offset by a decline in service charges and other customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business. Period-end loans held for investment increased by $10.2 billion to $96.1 billion as of December 31, 2015 from December 31, 2014, primarily due to loan growth in our Domestic Card business.
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $1.0 billion in 2015, compared to net income from continuing operations of $1.2 billion in 2014. The decrease in net income in 2015 was primarily attributable to higher non-interest expense largely driven by increased operating expenses due to growth in our auto loan portfolio and continued technology and infrastructure investments in our retail banking business, as well as higher provision for credit losses due to a higher build in the allowance build for loan and lease losses in our Consumer Banking business, coupled with higher net charge-offs driven by growth in our auto loan portfolio. Period-end loans held for investment decreased by $1.1 billion to $70.4 billion as of December 31, 2015 from December 31, 2014, primarily due to the planned run-off of our acquired home loan portfolio outpacing the growth in our auto loan portfolio.
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $570 million in 2015, compared to net income from continuing operations of $659 million in 2014. The decrease in net income in 2015 was primarily attributable to (i) higher provision for credit losses due to a larger build in both the allowance for loan and lease losses and the reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio, and (ii) higher non-interest expense largely driven by higher operating expenses due to costs associated with the GE Healthcare acquisition and continued growth in our Commercial Banking business. These expenses were partially offset by higher net interest income driven by growth in commercial and multifamily real estate and commercial and industrial average loans and higher non-interest income driven by increased revenue from products and services provided to our commercial customers. Period-end loans held for investment increased by $12.4 billion to $63.3 billion as of December 31, 2015 from December 31, 2014, driven by the GE Healthcare acquisition, as well as loan growth in our commercial and multifamily real estate and commercial and industrial loan portfolios.
Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies; (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Part I—Item 1. Business-Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.
Total Company Expectations
Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships create and sustain significant long-term value through long and loyal customer relationships and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in scalable infrastructure and operating platforms, so that we can meet the heightened risk management expectations facing all banks and deliver a “brand-defining” customer experience that builds and sustains a valuable, long-term customer franchise.
We delivered revenue growth and attractive risk-adjusted returns in 2015, highlighted by strong growth in our Domestic Card business. In 2016, we expect full year growth in revenues, driven by loan growth. We expect some improvement in the full year 2016 efficiency ratio compared to 2015, with continuing improvement in 2017, excluding adjusting items.
We believe our actions have created a balance sheet with strong capital and liquidity. Pursuant to our approved 2015 capital plan, we increased our quarterly common stock dividend from $0.30 per share to $0.40 per share starting in the second quarter of 2015. We also expect to complete the repurchase of up to $3.125 billion of shares of our common stock pursuant to the 2015 Stock Repurchase Program through the second quarter of 2016. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, and our capital position and amount of retained earnings. The 2015 Stock Repurchase Program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

38	Capital One Financial Corporation (COF)

Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the upward pressure on delinquencies and charge-offs as new loan balances season and become a larger proportion of our overall portfolio will continue through 2016 and begin to moderate in 2017. We continue to expect the full-year 2016 charge-off rate to be around four percent, with quarterly seasonal variability. Based on current information and assuming relative stability in consumer behavior, the domestic economy, and competitive conditions, we expect the full-year 2017 charge-off rate in the low four percent range, with quarterly seasonal variability. Loan growth coupled with our expectations for a rising charge-off rate drove an allowance build in the fourth quarter, and we expect loan growth to drive allowance additions going forward.
Consumer Banking: In our Consumer Banking business, we expect persistently low interest rates will continue to pressure returns in our deposit businesses in 2016. We expect planned run-off from our acquired home loan portfolio to continue in 2016. We also expect continued pressure on margins in our auto business due to the mix shift toward prime and continuing competitive pressure. We expect these trends will negatively affect revenues in 2016.
Commercial Banking: Organic growth in our Commercial Banking business is slowing compared to prior years because of actions we are taking in response to market conditions. While competition in the Commercial Banking business remains intense, pressuring margin and returns, we continue to see good growth opportunities in select specialty industry verticals. Credit performance remains strong for the majority of our commercial businesses, but credit pressures continue in our oil and gas portfolio and taxi medallion lending portfolio. Unless oil prices rebound it is likely that energy loans will drive increases in our criticized and non-performing loans, further allowance additions, and possibly increasing charge-offs in 2016.

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

39	Capital One Financial Corporation (COF)

changes to unfunded lending commitments. We recorded a provision for credit losses of $4.5 billion in 2015 and $3.5 billion in both 2014 and 2013.
We have an established process, using analytical tools and management judgment, to determine our allowance for loan and lease losses. Losses are inherent in our loan portfolio and we calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolio with similar risk characteristics and record a provision for credit losses. The allowance totaled $5.1 billion as of December 31, 2015, compared to $4.4 billion as of December 31, 2014.
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
In addition to the allowance for loan and lease losses, we review and assess our estimate of probable losses related to binding unfunded lending commitments, such as letters of credit and financial guarantees, and unfunded loan commitments on a quarterly basis. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for loan and lease losses for the Commercial Banking business. Changes to the reserve for losses on unfunded lending commitments are recorded through the provision for credit losses in the consolidated statements of income and to other liabilities on the consolidated balance sheets.
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
Finance Charge and Fee Reserves
Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the finance charges and fees are earned. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue. Total net revenue was reduced by $732 million, $645 million and $796 million in 2015, 2014 and 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $262 million as of December 31, 2015, compared to $216 million as of December 31, 2014.
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

40	Capital One Financial Corporation (COF)

Investment Securities
We regularly review our investment securities for other-than-temporary impairment (“OTTI”) using both quantitative and qualitative criteria. If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in income. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other quantitative and qualitative criteria to determine whether a credit loss exists. Our evaluation requires significant management judgment and a consideration of many factors, including, but not limited to, the extent and duration of the impairment; the health of and specific prospects for the issuer, including whether the issuer has failed to make scheduled interest or principal payments; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings; the value of underlying collateral and current market conditions. Quantitative criteria include assessing whether there has been an adverse change in expected future cash flows. See “Note 4—Investment Securities” for additional information.
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
Goodwill totaled $14.5 billion and $14.0 billion as of December 31, 2015 and 2014, respectively. The increase was primarily attributable to $500 million of goodwill recognized as part of the GE Healthcare acquisition. See “Note 2—Business Developments” for additional information. Intangible assets, which we report on our consolidated balance sheets as a component of other assets, consist primarily of purchased credit card relationships (“PCCR”) and core deposit intangibles. The net carrying amount of intangible assets decreased to $1.0 billion as of December 31, 2015, from $1.3 billion as of December 31, 2014. Goodwill and intangible assets together represented 5% of our total assets as of both December 31, 2015 and 2014. We did not recognize material impairment on goodwill or intangible assets in 2015, 2014 or 2013.
Goodwill
Goodwill is not amortized but is tested for impairment at the reporting unit level, on an annual basis or in interim periods if events or circumstances indicate potential impairment. A reporting unit is an operating segment or one level below. The goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss.
Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments. The fair value of reporting units is calculated using a discounted cash flow calculation, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using discount rates based on our external cost of equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2015 for the reporting units ranged from 8% to 13%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.
We calculate the carrying amounts of our reporting units using an allocated capital approach based on each reporting unit’s specific regulatory capital, economic capital requirements, and underlying risks. The total of the reporting unit carrying amount for the October 1, 2015 annual goodwill impairment test was $35.1 billion, compared to consolidated equity of $47.7 billion as of September 30, 2015. Of the $12.6 billion remaining equity, $8.2 billion was primarily attributable to the following items: capital allocated to our Other category, preferred stock, and capital that was reserved for dividends and share buy-backs that occurred during the fourth quarter of 2015. The remaining unallocated equity of approximately $4.4 billion, which represented approximately 9% of our total equity, has been reserved for potential future capital needs.

41	Capital One Financial Corporation (COF)

We compare the total reporting unit carrying amounts to our total consolidated stockholders’ equity to assess the appropriateness of our methodology. If the second step of goodwill impairment testing is required for a reporting unit, we would undertake an extensive effort to build the specific reporting unit’s balance sheet for the test based on applicable accounting guidance. Based on our analysis, the current fair value exceeded the carrying amount of all reporting units as of our annual testing date; therefore, the second step of impairment testing was unnecessary.
Intangible Assets
Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying amount may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying amount of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying amount. See “Note 8—Goodwill and Intangible Assets” for additional information.
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
Our financial instruments recorded at fair value on a recurring basis represented approximately 12% and 13% of our total assets as of December 31, 2015 and 2014, respectively. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 2% and 4% of these financial instruments as of December 31, 2015 and 2014, respectively.
We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 19—Fair Value Measurement.”
Fair Value Measurement

42	Capital One Financial Corporation (COF)

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group, participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other senior management. The VAC is only required to convene to review escalated valuation disputes; however, it met once during 2015 for a general update on the valuation process.
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
Representation and Warranty Reserve
In connection with the sales of mortgage loans, certain subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for losses incurred on the loan in the event of a material breach of contractual representations or warranties.
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
Our aggregate representation and warranty mortgage reserve, which we report as a component of other liabilities on our consolidated balance sheets, totaled $610 million and $731 million as of December 31, 2015 and 2014, respectively. The adequacy of the reserve and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants,

43	Capital One Financial Corporation (COF)

developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).
As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2015 is approximately $1.6 billion, a decline from our estimate of $2.1 billion as of December 31, 2014. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our consolidated results of operations or cash flows for any particular reporting period. See “Note 21—Commitments, Contingencies, Guarantees and Others” for additional information.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards, in the form of points, that can be redeemed for cash (primarily in the form of statement credits), gift cards, airline tickets or merchandise, based on account activity. The amount of rewards that a customer earns varies based on the terms and conditions of the rewards program and product. The majority of our rewards do not expire and there is no limit on the number of rewards points an eligible card member can earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors, such as card member purchase volume, the terms and conditions of the rewards program and rewards redemption cost. We establish a customer rewards reserve that reflects management’s judgment regarding rewards earned that are expected to be redeemed and the estimated redemption cost.
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use a weighted-average cost per reward redeemed during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, cost per point redeemed, changes to the terms and conditions of the rewards program and other factors. Changes in the ultimate redemption rate and weighted-average cost per point have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by card members as of the end of the reporting period. We recognized customer rewards expense of $2.7 billion, $2.0 billion and $1.6 billion in 2015, 2014 and 2013, respectively. Our customer rewards liability, which is included in other liabilities on our consolidated balance sheets, totaled $3.2 billion and $2.7 billion as of December 31, 2015 and 2014, respectively.

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
See “Note 1—Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of this

44	Capital One Financial Corporation (COF)

Report regarding the impact of recently issued or adopted new accounting pronouncements.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2015, 2014 and 2013. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for 2015, 2014 and 2013.
Table 2: Average Balances, Net Interest Income and Net Interest Margin(1)

	Year Ended December 31,
	2015			2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$78,931	$11,187	14.17%	$71,272	$10,161	14.26%	$74,950	$10,876	14.51%
International credit card	7,992	1,200	15.02	7,684	1,269	16.51	7,973	1,295	16.24
Total credit card	86,923	12,387	14.25	78,956	11,430	14.48	82,923	12,171	14.68
Consumer banking	71,365	4,460	6.25	71,127	4,447	6.25	72,652	4,428	6.09
Commercial banking	53,161	1,710	3.22	48,210	1,649	3.42	40,866	1,587	3.88
Other	100	228	228.00	126	136	107.94	168	36	21.43
Total loans, including loans held for sale	211,549	18,785	8.88	198,419	17,662	8.90	196,609	18,222	9.27
Investment securities	63,738	1,575	2.47	62,547	1,628	2.60	63,522	1,575	2.48
Cash equivalents and other interest-earning assets	7,294	99	1.36	6,208	107	1.72	6,292	101	1.61
Total interest-earning assets	$282,581	$20,459	7.24	$267,174	$19,397	7.26	$266,423	$19,898	7.47
Cash and due from banks	2,970			2,994			2,461
Allowance for loan and lease losses	(4,582)			(4,151)			(4,572)
Premises and equipment, net	3,701			3,790			3,770
Other assets	28,804			27,852			28,118
Total assets	$313,474			$297,659			$296,200
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$185,677	$1,091	0.59	$181,036	$1,088	0.60	$187,700	$1,241	0.66
Securitized debt obligations	13,929	151	1.08	10,686	145	1.36	10,697	183	1.71
Senior and subordinated notes	20,935	330	1.58	16,543	299	1.81	12,440	315	2.53
Other borrowings and liabilities	11,297	53	0.47	12,325	47	0.38	14,670	53	0.36
Total interest-bearing liabilities	$231,838	$1,625	0.70	$220,590	$1,579	0.72	$225,507	$1,792	0.79
Non-interest-bearing deposits	25,312			24,639			21,345
Other liabilities	8,611			8,162			7,866
Total liabilities	265,761			253,391			254,718
Stockholders’ equity	47,713			44,268			41,482
Total liabilities and stockholders’ equity	$313,474			$297,659			$296,200
Net interest income/spread		$18,834	6.54		$17,818	6.54		$18,106	6.68
Impact of non-interest-bearing funding			0.12			0.13			0.12
Net interest margin			6.66%			6.67%			6.80%
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

(2)	Past due fees included in interest income totaled approximately $1.4 billion in both 2015 and 2014, and $1.7 billion in 2013.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
Net interest income increased by $1.0 billion to $18.8 billion in 2015 compared to 2014. The increase was primarily driven by growth in our credit card and commercial loan portfolios, as well as our auto loan portfolio in our Consumer Banking business.

46	Capital One Financial Corporation (COF)

Net interest margin decreased by 1 basis point to 6.66% in 2015 compared to 2014. The relatively consistent net interest margin reflected continued growth in our domestic card loan portfolio and the planned run-off of the acquired home loan portfolio in our Consumer Banking business, as well as lower wholesale funding costs; offset by the impact of declining yields in our auto, commercial, credit card and investment securities portfolios. The lower yield in the international credit card loan portfolio also reflected the impact from the build in the U.K. PPI Reserve in the second and third quarters of 2015.
Net interest income decreased by $288 million to $17.8 billion in 2014 compared to 2013. The decrease was primarily driven by the Portfolio Sale in 2013, partially offset by growth in commercial, auto and credit card loan portfolios, lower funding costs and higher yielding investment securities in 2014. Net interest margin decreased by 13 basis points to 6.67% in 2014 compared to 2013. The decrease was primarily due to lower average loan yields driven by the Portfolio Sale in 2013 and a shift in the mix of the loan portfolio to lower yielding commercial and auto loans, partially offset by a reduction in our cost of funds and higher yielding investment securities.

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	2015 vs. 2014			2014 vs. 2013
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$957	$1,135	$(178)	$(741)	$(576)	$(165)
Consumer banking	13	15	(2)	19	(93)	112
Commercial banking	61	159	(98)	62	251	(189)
Other	92	(28)	120	100	(9)	109
Total loans, including loans held for sale	1,123	1,281	(158)	(560)	(427)	(133)
Investment securities	(53)	30	(83)	53	(24)	77
Cash equivalents and other interest-earning assets	(8)	15	(23)	6	(1)	7
Total interest income	1,062	1,326	(264)	(501)	(452)	(49)
Interest expense:
Deposits	3	27	(24)	(153)	(43)	(110)
Securitized debt obligations	6	35	(29)	(38)	—	(38)
Senior and subordinated notes	31	70	(39)	(16)	74	(90)
Other borrowings and liabilities	6	(4)	10	(6)	(8)	2
Total interest expense	46	128	(82)	(213)	23	(236)
Net interest income	$1,016	$1,198	$(182)	$(288)	$(475)	$187
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

Non-Interest Income
Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees, and other non-interest income. Other non-interest income includes the pre-tax net benefit for mortgage representation and warranty losses related to continuing operations, gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, and hedge ineffectiveness.

47	Capital One Financial Corporation (COF)

Table 4 displays the components of non-interest income for 2015, 2014 and 2013.
Table 4: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Service charges and other customer-related fees	$1,715	$1,867	$2,118
Interchange fees, net	2,235	2,021	1,896
Net other-than-temporary impairment recognized in earnings	(30)	(24)	(41)
Other non-interest income:
Benefit for mortgage representation and warranty losses(1)	16	26	24
Net (losses) gains from the sale of investment securities	(2)	21	7
Net fair value gains on free-standing derivatives	66	52	3
Other	579	509	271
Total other non-interest income	659	608	305
Total non-interest income	$4,579	$4,472	$4,278
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

Non-interest income increased by $107 million to $4.6 billion in 2015 compared to 2014 primarily driven by an increase in interchange fees due to higher purchase volume in our Credit Card business, partially offset by (i) increased rewards expense due to a greater proportion of customers with rewards coupled with increased spend on products with higher rewards; and (ii) lower service charges and other customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business.
Non-interest income increased by $194 million to $4.5 billion in 2014 compared to 2013. The main drivers included an increase in net interchange fees due to strong purchase volume in our credit card loan portfolio, partially offset by a decline in our service charges and other customer-related fees due to strategic choices we made related to our Domestic Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $4.5 billion in 2015 and $3.5 billion in both 2014 and 2013. The provision for credit losses as a percentage of net interest income was 24.1%, 19.9% and 19.1% in 2015, 2014 and 2013, respectively.
Our provision for credit losses increased by $995 million in 2015 compared to 2014. The increase was primarily driven by (i) a larger allowance build in our domestic credit card loan portfolio in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates, as well as higher charge-offs as new loan balances season; and (ii) a larger build in both the allowance and reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio in our Commercial Banking business.
The increase in the provision for credit losses of $88 million in 2014 compared to 2013, was primarily driven by a small allowance build of $68 million in 2014 due to loan growth in our domestic card, auto and commercial portfolios, as compared to a release of $552 million in 2013 due to an improved credit outlook coupled with improvements in delinquency inventories in our domestic card portfolio, which were observed in 2014; partially offset by lower net charge-offs of $520 million in 2014 compared to 2013, mainly due to continued economic improvement and portfolio seasoning in our credit card loan portfolio.
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses,” “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

48	Capital One Financial Corporation (COF)

Non-Interest Expense
Non-interest expense consists of ongoing operating expenses, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other non-interest expenses, as well as marketing costs and amortization of intangibles.
Table 5 displays the components of non-interest expense for 2015, 2014 and 2013.
Table 5: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Salaries and associate benefits	$4,975	$4,593	$4,480
Occupancy and equipment	1,829	1,745	1,541
Marketing	1,744	1,561	1,373
Professional services	1,292	1,216	1,347
Communications and data processing	883	798	897
Amortization of intangibles	430	532	671
Other non-interest expense:
Collections	322	372	470
Fraud losses	316	275	218
Bankcard, regulatory and other fee assessments	444	465	562
Other	761	623	794
Other non-interest expense	1,843	1,735	2,044
Total non-interest expense	$12,996	$12,180	$12,353
Non-interest expense increased by $816 million to $13.0 billion in 2015 compared to 2014. The increase was primarily due to (i) higher personnel expenses and charges for severance and related benefits pursuant to our ongoing benefit programs and certain site closures, as a result of the realignment of our workforce; (ii) higher operating and marketing expenses associated with loan growth, as well as acquisition and operating expenses related to the GE Healthcare acquisition; and (iii) continued technology and infrastructure investments. These increases were partially offset by a decline in the amortization of intangibles.
Non-interest expense decreased by $173 million, to $12.2 billion in 2014 compared to 2013. The decrease reflects a decline in the amortization of intangibles and a reduction in acquisition-related costs and provision for litigation matters. These were partially offset by (i) higher marketing expenses associated with loan growth; (ii) higher operating expenses attributable to growth in our commercial and auto loan portfolios; and (iii) the change to include auto repossession-related expenses as a component of operating expenses (prior to January 1, 2014 these costs were reported as a component of net charge-offs), partially offset by lower bankcard, regulatory and other fee assessments and communications and data processing expenses.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of our former wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007. Income from discontinued operations, net of tax, was $38 million in 2015, compared to income from discontinued operations of $5 million in 2014 and a loss from discontinued operations of $233 million in 2013. We recorded a benefit net of tax for mortgage representation and warranty reserve of $41 million ($64 million before tax) in 2015, compared to a $4 million benefit net of tax ($7 million before tax) and a provision net of tax of $210 million ($333 million before tax) in 2014 and 2013, respectively.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 21—Commitments, Contingencies, Guarantees and Others.”

49	Capital One Financial Corporation (COF)

Income Taxes
We recorded income tax provisions of $1.9 billion (31.8% effective income tax rate), $2.1 billion (32.7% effective income tax rate), $2.2 billion (33.8% effective income tax rate) in 2015, 2014 and 2013, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in 2015, from 2014, was primarily due to lower income before taxes, higher discrete tax benefits and increased net tax credits. This decrease was partially offset by a reduced benefit of lower taxed foreign earnings.
The decrease in our effective income tax rate in 2014, from 2013, was primarily attributable to increased net tax credits and tax exempt income, and reductions in state rates, partially offset by increased discrete tax expenses.
We recorded net discrete tax benefits of $15 million in 2015, and net discrete tax expenses of $33 million and $16 million in 2014 and 2013, respectively. Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 32.0%, 32.2% and 33.6% in 2015, 2014 and 2013, respectively.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 18—Income Taxes.”

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
Below we summarize our business segment results for 2015, 2014 and 2013 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of December 31, 2015, compared to December 31, 2014. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 20—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”

50	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing expenses and marketing expenses.
Our Credit Card business generated net income from continuing operations of $2.4 billion, $2.5 billion and $2.6 billion in 2015, 2014 and 2013, respectively.
Table 6 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 6: Credit Card Business Results

	Year Ended December 31,				Change
(Dollars in millions)	2015	2014	2013		2015 vs. 2014		2014 vs. 2013
Selected income statement data:
Net interest income	$11,161	$10,310	$10,967		8%		(6)%
Non-interest income	3,421	3,311	3,320		3		—
Total net revenue(1)	14,582	13,621	14,287		7		(5)
Provision for credit losses	3,417	2,750	2,824		24		(3)
Non-interest expense	7,502	7,063	7,439		6		(5)
Income from continuing operations before income taxes	3,663	3,808	4,024		(4)		(5)
Income tax provision	1,309	1,329	1,409		(2)		(6)
Income from continuing operations, net of tax	$2,354	$2,479	$2,615		(5)		(5)
Selected performance metrics:
Average loans held for investment(2)	$86,735	$78,946	$79,207		10		—
Average yield on loans held for investment(3)	14.28%	14.48%	15.37%		(20	)bps	(89	)bps
Total net revenue margin(4)	16.81	17.25	18.04		(44)		(79)
Net charge-offs	$2,918	$2,728	$3,285		7%		(17)%
Net charge-off rate	3.36%	3.46%	4.15%		(10	)bps	(69	)bps
Card loan premium amortization and other intangible accretion(5)	$28	$97	$198		(71)%		(51)%
Purchased credit card relationship (“PCCR”) intangible amortization	316	369	434		(14)		(15)
Purchase volume(6)	271,167	224,750	201,074		21		12

(Dollars in millions)	December 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$96,125	$85,876	12%
30+ day performing delinquency rate	3.36%	3.24%	12	bps
30+ day delinquency rate	3.40	3.30	10
Nonperforming loan rate	0.06	0.08	(2)
Allowance for loan and lease losses	$3,654	$3,204	14%
Allowance coverage ratio(7)	3.80%	3.73%	7	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $732 million, $645 million and $796 million in 2015, 2014 and 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $262 million and $216 million as of December 31, 2015 and 2014, respectively.

(2)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

51	Capital One Financial Corporation (COF)

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
Key factors affecting the results of our Credit Card business for 2015, compared to 2014, and changes in financial condition and credit performance between December 31, 2015 and December 31, 2014 include the following:

•	Net Interest Income: Net interest income increased by $851 million to $11.2 billion in 2015, primarily driven by loan growth in our Domestic Card business.

•
Non-Interest Income: Non-interest income increased by $110 million to $3.4 billion in 2015. The increase was primarily attributable to an increase in interchange fees driven by higher purchase volume, partially offset by (i) increased rewards expense due to a greater proportion of customers with rewards coupled with increased spend on products with higher rewards; and (ii) lower service charges and other customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business.

•
Provision for Credit Losses: The provision for credit losses increased by $667 million to $3.4 billion in 2015, primarily driven by a larger allowance build in our domestic credit card loan portfolio in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates, as well as higher charge-offs as new loan balances season.

•
Non-Interest Expense: Non-interest expense increased by $439 million to $7.5 billion in 2015. The increase was due to higher operating and marketing expenses associated with loan growth, partially offset by operating efficiencies and lower intangibles amortization expense.

•
Loans Held for Investment: Period-end loans held for investment increased by $10.2 billion to $96.1 billion as of December 31, 2015 from December 31, 2014, and average loans held for investment increased by $7.8 billion to $86.7 billion in 2015 compared to 2014. The increases were primarily due to loan growth in our domestic card loan portfolio, partially offset by the impact of foreign exchange rates in our international card loan portfolio driven by the strengthening of the U.S. dollar in 2015.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate decreased by 10 basis points to 3.36% in 2015 compared to 2014, driven by our international card loan portfolio which benefited from the ramp up of our international partnership portfolio in Canada. The 30+ day delinquency rate increased by 10 basis points to 3.40% as of December 31, 2015 from December 31, 2014 due to the seasoning of our domestic card portfolio growth which has begun to put upward pressure on delinquencies.

Key factors affecting the results of our Credit Card business for 2014, compared to 2013, and changes in financial condition and credit performance between December 31, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income decreased by $657 million to $10.3 billion in 2014. The decrease in net interest income was primarily driven by the Portfolio Sale in the third quarter of 2013.

•
Non-Interest Income: Non-interest income was consistent at $3.3 billion in 2014 compared to 2013. During 2014 there was an increase in net interchange fees driven by higher purchase volume, offset by a reduction in service charges and other customer-related fees due to strategic choices we made in our Domestic Card business.

•
Provision for Credit Losses: The provision for credit losses decreased by $74 million to $2.8 billion in 2014. The decrease was due to lower net charge-offs, partially offset by an absence of a release in the allowance for loan and lease losses that was incurred in 2013 related to the domestic card loan portfolio.

52	Capital One Financial Corporation (COF)

•
Non-Interest Expense: Non-interest expense decreased by $376 million to $7.1 billion in 2014. The decrease was largely due to (i) lower acquisition-related costs; (ii) lower operating expenses driven by the Portfolio Sale; (iii) operating efficiencies; and (iv) lower provision for litigation matters; partially offset by higher marketing expenses. Non-interest expense also included PCCR intangible amortization of $369 million in 2014.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.6 billion to $85.9 billion as of December 31, 2014 from December 31, 2013. This increase was primarily driven by growth in the domestic card loan portfolio. Average loans held for investment decreased by $261 million to $78.9 billion in 2014 compared to 2013, due to the run-off of certain loans acquired in the 2012 U.S. card acquisition, as well as the Portfolio Sale in 2013, partially offset by growth in the second half of 2014.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate decreased by 69 basis points to 3.46% in 2014 compared to 2013, largely due to continued economic improvement and portfolio seasoning. The 30+ day delinquency rate decreased by 24 basis points to 3.30% as of December 31, 2014 from December 31, 2013, due to lower delinquency inventories.

Domestic Card Business
Domestic Card generated net income from continuing operations of $2.2 billion in both 2015 and 2014, and $2.4 billion in 2013. Domestic Card accounted for 91% of total net revenues of our Credit Card business in 2015, compared to 90% in both 2014 and 2013. Income attributable to Domestic Card represented 95% of net income of our Credit Card business in 2015, compared to 90% and 91% in 2014 and 2013, respectively. The higher portion of total net revenue attributable to Domestic Card was primarily due to strong loan growth in our Domestic business, the impact of foreign exchange rates driven by the strengthening of the U.S. dollar, as well as the build in our U.K. PPI Reserve in our International Card business.Table 6.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 6.1: Domestic Card Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Selected income statement data:
Net interest income	$10,147	$9,241	$9,887	10%		(7)%
Non-interest income	3,183	3,001	2,957	6		1
Total net revenue(1)	13,330	12,242	12,844	9		(5)
Provision for credit losses	3,204	2,493	2,502	29		—
Non-interest expense	6,627	6,264	6,645	6		(6)
Income from continuing operations before income taxes	3,499	3,485	3,697	—		(6)
Income tax provision	1,267	1,246	1,316	2		(5)
Income from continuing operations, net of tax	$2,232	$2,239	$2,381	—		(6)
Selected performance metrics:
Average loans held for investment(2)	$78,743	$71,262	$71,234	10		—
Average yield on loans held for investment(3)	14.21%	14.26%	15.27%	(5	)bps	(101	)bps
Total net revenue margin(4)	16.93	17.18	18.03	(25)		(85)
Net charge-offs	$2,718	$2,445	$2,904	11%		(16)%
Net charge-off rate	3.45%	3.43%	4.08%	2	bps	(65	)bps
Card loan premium amortization and other intangible accretion(5)	$28	$97	$198	(71)%		(51)%
PCCR intangible amortization	316	369	434	(14)		(15)
Purchase volume(6)	246,740	208,716	186,901	18		12

53	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$87,939	$77,704	13%
30+ day delinquency rate	3.39%	3.27%	12	bps
Allowance for loan and lease losses	$3,355	$2,878	17%
Allowance coverage ratio(7)	3.82%	3.70%	12	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business remained flat in 2015, compared to 2014 as continued loan growth drove increases in both revenue and expenses, including provision for credit losses, and operating and marketing expenses.
The primary driver of the decline in net income for our Domestic Card business in 2014, compared to 2013, was a decrease in revenue primarily driven by the Portfolio Sale and higher marketing expenses, partially offset by lower acquisition-related costs and provision for litigation matters, as well as lower operating expenses attributable to the Portfolio Sale in 2013 and operating efficiencies.
International Card Business
International Card generated net income from continuing operations of $122 million, $240 million and $234 million in 2015, 2014 and 2013, respectively. The decrease of net income in 2015, compared to 2014 was primarily due to a build of $147 million in our U.K. PPI Reserve in 2015, which resulted in a reduction to net revenue and an increase in non-interest expense, and the impact of foreign exchange rates driven by the strengthening of the U.S. dollar in 2015.
The increase of net income in 2014, compared to 2013, was primarily due to a lower provision for credit losses, attributable to lower net charge-offs resulting from credit improvement, partially offset by lower non-interest income due to a decrease in service charges and other customer-related fees.

54	Capital One Financial Corporation (COF)

Table 6.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 6.2: International Card Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Selected income statement data:
Net interest income	$1,014	$1,069	$1,080	(5)%		(1)%
Non-interest income	238	310	363	(23)		(15)
Total net revenue	1,252	1,379	1,443	(9)		(4)
Provision for credit losses	213	257	322	(17)		(20)
Non-interest expense	875	799	794	10		1
Income from continuing operations before income taxes	164	323	327	(49)		(1)
Income tax provision	42	83	93	(49)		(11)
Income from continuing operations, net of tax	$122	$240	$234	(49)		3
Selected performance metrics:
Average loans held for investment(1)	$7,992	$7,684	$7,973	4		(4)
Average yield on loans held for investment(2)	15.02%	16.53%	16.24%	(151	)bps	29	bps
Total net revenue margin(3)	15.66	17.95	18.10	(229)		(15)
Net charge-offs	$200	$283	$381	(29)%		(26)%
Net charge-off rate	2.50%	3.69%	4.78%	(119	)bps	(109	)bps
Purchase volume(4)	$24,427	$16,034	$14,173	52%		13%

(Dollars in millions)	December 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(1)	$8,186	$8,172	—
30+ day performing delinquency rate	2.98%	2.94%	4bps
30+ day delinquency rate	3.46	3.60	(14)
Nonperforming loan rate	0.65	0.86	(21)
Allowance for loan and lease losses	$299	$326	(8)%
Allowance coverage ratio(5)	3.66%	3.99%	(33)bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(2)
Calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	Calculated by dividing total net revenue for the period by average loans held for investment during the period.

(4)	Consists of international card purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.

(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

55	Capital One Financial Corporation (COF)

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
Our Consumer Banking business generated net income from continuing operations of $1.0 billion, $1.2 billion and $1.5 billion in 2015, 2014 and 2013, respectively.
Table 7 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 7: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Selected income statement data:
Net interest income	$5,755	$5,748	$5,905	—		(3)%
Non-interest income	710	684	749	4%		(9)
Total net revenue	6,465	6,432	6,654	1		(3)
Provision for credit losses	819	703	656	17		7
Non-interest expense	4,026	3,869	3,745	4		3
Income from continuing operations before income taxes	1,620	1,860	2,253	(13)		(17)
Income tax provision	586	665	802	(12)		(17)
Income from continuing operations, net of tax	$1,034	$1,195	$1,451	(13)		(18)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$39,967	$34,769	$29,446	15		18
Home loan	27,601	32,589	39,322	(15)		(17)
Retail banking	3,582	3,606	3,699	(1)		(3)
Total consumer banking	$71,150	$70,964	$72,467	—		(2)
Average yield on loans held for investment(2)	6.26%	6.26%	6.10%	—		16	bps
Average deposits	$170,757	$168,623	$169,683	1%		(1)%
Average deposit interest rate	0.56%	0.57%	0.63%	(1	)bps	(6	)bps
Core deposit intangible amortization	$79	$108	$138	(27)%		(22)%
Net charge-offs	731	675	616	8		10
Net charge-off rate	1.03%	0.95%	0.85%	8	bps	10	bps
Net charge-off rate (excluding Acquired Loans)(3)	1.45	1.49	1.51	(4)		(2)
Auto loan originations	$21,185	$20,903	$17,388	1%		20%

56	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$41,549	$37,824	10%
Home loan	25,227	30,035	(16)
Retail banking	3,596	3,580	—
Total consumer banking	$70,372	$71,439	(1)
30+ day performing delinquency rate	4.05%	3.60%	45	bps
30+ day performing delinquency rate (excluding Acquired Loans)(3)	5.50	5.34	16
30+ day delinquency rate	4.67	4.23	44
30+ day delinquency rate (excluding Acquired Loans)(3)	6.34	6.28	6
Nonperforming loans rate	0.79	0.77	2
Nonperforming loans rate (excluding Acquired Loans)(3)	1.08	1.14	(6)
Nonperforming asset rate(4)	1.10	1.06	4
Nonperforming asset rate (excluding Acquired Loans)(3)(4)	1.50	1.57	(7)
Allowance for loan and lease losses	$868	$779	11%
Allowance coverage ratio(5)(6)	1.23%	1.09%	14	bps
Deposits	$172,702	$168,078	3%
Loans serviced for others	7,530	6,701	12
__________

(1)
The period-end consumer banking loans held for investment includes Acquired Loans with carrying values of $18.6 billion and $23.3 billion as of December 31, 2015 and 2014, respectively. The average balance of consumer banking loans held for investment includes Acquired Loans of $20.7 billion, $25.6 billion and $31.7 billion in 2015, 2014 and 2013, respectively. See “MD&A—Glossary and Acronyms” for the definition of “Acquired Loans.”

(2)
Calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	See “MD&A—Credit Risk Profile” and “Note 1—Summary of Significant Accounting Policies” for additional information on the impact of Acquired Loans on our credit quality metrics.

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

(6)
Excluding the impact of acquired home loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.50% and 1.60%, respectively, as of December 31, 2015, compared to 0.52% and 1.56%, respectively, as of December 31, 2014.

Key factors affecting the results of our Consumer Banking business for 2015, compared to 2014, and changes in financial condition and credit performance between December 31, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income remained flat at $5.8 billion in 2015, as the higher net interest income generated by the growth in our auto loan portfolio was partially offset by lower net interest income from our home loan portfolio attributable to the planned run-off of the acquired portfolio and margin compression in auto loans.

Consumer Banking loan yield remained flat at 6.3% in 2015, as the decrease in average loan yield in our auto loan portfolio was offset by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the planned run-off of the acquired home loan portfolio. The increase in our auto loan portfolio in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased by 65 basis points to 8.0% in 2015. This decrease was primarily attributable to two factors: (i) a shift to a higher proportion of prime auto loans; and (ii) continued competition across the auto business. The average yield on the home loan portfolio increased by 6 basis points to 3.9% in 2015, as a result of higher yield on our acquired home loan portfolio.

•	Non-Interest Income: Non-interest income increased by $26 million to $710 million in 2015, primarily due to the gain recognized on loans originated and sold within our home loan portfolio.

57	Capital One Financial Corporation (COF)

•
Provision for Credit Losses: The provision for credit losses increased by $116 million to $819 million in 2015, driven by an allowance build across our consumer banking loan portfolios, coupled with higher net charge-offs due to continued growth in our auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $157 million to $4.0 billion in 2015, largely due to increased operating expenses due to continued technology and infrastructure investments in our retail banking business and growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $1.1 billion to $70.4 billion as of December 31, 2015 from December 31, 2014, primarily due to the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto loan portfolio. Average loans held for investment were substantially flat, increasing by $186 million, or 0.3%, to $71.2 billion in 2015 compared to 2014.

•
Deposits: Period-end deposits increased by $4.6 billion to $172.7 billion as of December 31, 2015 from December 31, 2014, primarily driven by our continued focus on deposit relationships with existing customers and attracting new customers.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 8 basis points to 1.03% in 2015 compared to 2014. The 30+ day delinquency rate increased by 44 basis points to 4.67% as of December 31, 2015 from December 31, 2014. The increase in the net charge-off rate and 30+ day delinquency rate reflected the planned run-off of our acquired home loan portfolio, which generally does not have charge-offs or delinquencies since these loans were recorded at fair value at acquisition, and a greater portion of auto loans in our portfolio, which have a higher charge-off and delinquency rate than other products within the total consumer banking loan portfolio.

Key factors affecting the results of our Consumer Banking business for 2014, compared to 2013, and changes in financial condition and credit performance between December 31, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income decreased by $157 million to $5.7 billion in 2014. The decrease in net interest income was primarily attributable to compression in deposit spreads in retail banking due to the lower interest rate environment, declining home loan portfolio balances, and margin compression in our auto loan portfolio. The decreases were partially offset by higher net interest income generated by growth in our auto loan portfolio.

Consumer Banking loan yields increased by 16 basis points to 6.3% in 2014. The increase in 2014 was driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the run-off of the acquired home loan portfolio. The increase in our auto loans in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased by 109 basis points to 8.7% in 2014. This decrease was primarily attributable to a shift to a higher portion of prime auto loans and increased competition in the auto business. The average yield on home loans portfolio increased by 38 basis points to 3.8% in 2014. The higher yield in the home loan portfolio was driven by an increase in expected cash flows as a result of credit improvement on the acquired home loan portfolio.

•	Non-Interest Income: Non-interest income decreased by $65 million to $684 million in 2014. The decrease in non-interest income in 2014 was primarily attributable to the sale of certain MSRs in 2013.

•
Provision for Credit Losses: The provision for credit losses increased by $47 million to $703 million in 2014. The increase in 2014, as compared to 2013, was driven by higher net charge-offs due to the growth in our auto loan portfolio and a smaller release of the allowance for loan and lease losses in the retail banking and home loan portfolios, offset by a smaller allowance build in the auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $124 million to $3.9 billion in 2014. The increase was largely due to the growth in our auto loan portfolio and to a smaller degree, the change to include the auto repossession-related expenses as a component of operating expenses. Prior to January 1, 2014, these costs were reported as a component of net charge-offs.

•
Loans Held for Investment: Period-end loans held for investment increased by $677 million to $71.4 billion as of December 31, 2014 from December 31, 2013, primarily due to the growth in the auto loan portfolio, mostly offset by the run-off of our acquired home loan portfolio. Average loans held for investment decreased by $1.5 billion to $71.0 billion in 2014 compared to 2013 due to the run-off in our acquired home loan portfolio outpacing growth in our auto loan portfolio.

58	Capital One Financial Corporation (COF)

•	Deposits: Period-end deposits increased by $426 million to $168.1 billion as of December 31, 2014, from December 31, 2013.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 10 basis points to 0.95% in 2014 compared to 2013. The increase in the net charge-off rate reflected a shift in the mix of the portfolio toward auto loans (which typically carry higher net charge-off rates than our home loan portfolio), as the home loan portfolio runs off. The 30+ day delinquency rate increased by 34 basis points to 4.23% as of December 31, 2014 from December 31, 2013.

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
Our Commercial Banking business generated net income from continuing operations of $570 million, $659 million and $731 million in 2015, 2014 and 2013, respectively. Table 8 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 8: Commercial Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Selected income statement data:
Net interest income	$1,865	$1,751	$1,674	7%		5%
Non-interest income	487	450	395	8		14
Total net revenue(1)	2,352	2,201	2,069	7		6
Provision (benefit) for credit losses(2)	302	93	(24)	225		**
Non-interest expense	1,156	1,083	958	7		13
Income from continuing operations before income taxes	894	1,025	1,135	(13)		(10)
Income tax provision	324	366	404	(11)		(9)
Income from continuing operations, net of tax	$570	$659	$731	(14)		(10)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$23,728	$22,003	$18,636	8		18
Commercial and industrial	28,349	25,028	21,062	13		19
Total commercial lending	52,077	47,031	39,698	11		18
Small-ticket commercial real estate	692	868	1,073	(20)		(19)
Total commercial banking	$52,769	$47,899	$40,771	10		17
Average yield on loans held for investment(1)	3.21%	3.42%	3.88%	(21	)bps	(46	)bps
Average deposits	$33,058	$31,752	$30,702	4%		3%
Average deposit interest rate	0.25%	0.24%	0.27%	1	bps	(3	)bps
Core deposit intangible amortization	$15	$21	$27	(29)%		(22)%
Net charge-offs	47	10	14	370		(29)
Net charge-off rate	0.09%	0.02%	0.03%	7	bps	(1	)bps

59	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$25,518	$23,137	10%
Commercial and industrial	37,135	26,972	38
Total commercial lending	62,653	50,109	25
Small-ticket commercial real estate	613	781	(22)
Total commercial banking	$63,266	$50,890	24
Nonperforming loans rate	0.87%	0.34%	53	bps
Nonperforming asset rate(4)	0.87	0.36	51
Allowance for loan and lease losses(2)	$604	$395	53%
Allowance coverage ratio(5)	0.95%	0.78%	17	bps
Deposits	$34,257	$31,954	7%
Loans serviced for others(6)	17,643	14,131	25
__________

**	Change is not meaningful.

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

(2)
The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We recorded a reserve for unfunded lending commitments of $161 million, $106 million and $80 million as of December 31, 2015, 2014 and 2013, respectively.

(3)
The period-end commercial banking loans held for investment include Acquired Loans with carrying value of $958 million and $191 million as of December 31, 2015 and 2014, respectively. The average balance of commercial banking loans held for investment includes Acquired Loans of $215 million, $217 million and $303 million in 2015, 2014 and 2013, respectively. See “MD&A—Glossary and Acronyms” for the definition of “Acquired Loans.”

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
Key factors affecting the results of our Commercial Banking business for 2015, compared to 2014, and changes in financial condition and credit performance between December 31, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $114 million to $1.9 billion in 2015. The increase was due to growth in commercial and industrial and commercial and multifamily real estate average loans, partially offset by lower loan yields driven by market and competitive pressures.

•	Non-Interest Income: Non-interest income increased by $37 million to $487 million in 2015 primarily driven by increased revenue from products and services provided to our commercial customers.

•
Provision for Credit Losses: The provision for credit losses increased by $209 million to $302 million in 2015. The increase was primarily driven by a larger build in both the allowance and the reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio. See “MD&A—Table 17—Commercial Loans by Industry” for additional information about the composition of our commercial banking loan portfolio, and “Note 5—Loans” for additional information about credit metrics for our commercial banking loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $73 million to $1.2 billion in 2015, driven by higher operating expenses due to costs associated with the GE Healthcare acquisition and continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $12.4 billion to $63.3 billion as of December 31, 2015 from December 31, 2014 driven by the GE Healthcare acquisition as well as growth in our commercial

60	Capital One Financial Corporation (COF)

and multifamily real estate loan portfolios. Average loans held for investment increased by $4.9 billion to $52.8 billion in 2015 compared to 2014 primarily driven by growth in our commercial and multifamily real estate loan portfolios.

•
Deposits: Period-end deposits increased by $2.3 billion to $34.3 billion as of December 31, 2015 from December 31, 2014, driven by our strategy to strengthen existing relationships with and increase liquidity from our commercial customers.

•
Net Charge-off and Nonperforming Statistics: The net charge-off rate increased by 7 basis points to 0.09% in 2015 compared to 2014. The nonperforming loans rate increased by 53 basis points to 0.87% as of December 31, 2015 from December 31, 2014. The increases in these rates reflect losses and credit risk rating downgrades in our oil and gas portfolio and taxi medallion lending portfolio.

Key factors affecting the results of our Commercial Banking business for 2014, compared to 2013, and changes in financial condition and credit performance between December 31, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income increased by $77 million to $1.8 billion in 2014. The increase was driven by growth in commercial and multifamily real estate and commercial and industrial loans, partially offset by lower loan yields driven by market and competitive pressures.

•
Non-Interest Income: Non-interest income increased by $55 million to $450 million in 2014, primarily driven by increased revenue related to fee-based services and products attributable to multifamily finance business.

•
Provision for Credit Losses: The provision for credit losses increased by $117 million to $93 million in 2014, primarily due to the change from an allowance release in 2013 driven by credit improvements, to an allowance build in 2014 attributable to loan growth and portfolio specific risks. The above impact was partially offset by a smaller reserve build due to lower growth in unfunded lending commitments.

•	Non-Interest Expense: Non-interest expense increased by $125 million to $1.1 billion in 2014, driven by operating expenses associated with continued investments in business growth.

•
Loans Held for Investment: Period-end loans held for investment increased by $5.9 billion to $50.9 billion as of December 31, 2014 from December 31, 2013, and average loans held for investment increased by $7.1 billion to $47.9 billion in 2014 compared to 2013. The increases were driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

•
Deposits: Period-end deposits increased by $1.4 billion to $32.0 billion as of December 31, 2014 from December 31, 2013, driven by our strategy to deepen and expand relationships with commercial customers.

•
Net Charge-off Statistics: The net charge-off rate decreased by 1 basis point to 0.02% in 2014. The nonperforming loans rate increased by 1 basis point to 0.34% as of December 31, 2014 from December 31, 2013. The continued strength in the credit metrics in our Commercial Banking business reflects stable credit trends.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, and certain capital management activities. Other also includes foreign exchange-rate fluctuations on foreign currency-denominated balances; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the net provision (benefit) for representation and warranty losses related to continuing operations; and offsets related to certain line-item reclassifications.

61	Capital One Financial Corporation (COF)

Table 9 summarizes the financial results of our Other category for the periods indicated.
Table 9: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Selected income statement data:
Net interest income (expense)	$53	$9	$(440)	**	**
Non-interest income	(39)	27	(186)	**	**
Total net revenue (loss)(1)	14	36	(626)	(61)%	**
Benefit for credit losses	(2)	(5)	(3)	(60)	67%
Non-interest expense	312	165	211	89	(22)
Loss from continuing operations before income taxes	(296)	(124)	(834)	139	(85)
Income tax benefit	(350)	(214)	(391)	64	(45)
Income (loss) from continuing operations, net of tax	$54	$90	$(443)	(40)	**
__________

**	Change is not meaningful.

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

Net income from continuing operations recorded in the Other category was $54 million in 2015, compared to $90 million in 2014. The reduction in net income in 2015 was primarily due to charges associated with (i) severance and related benefits pursuant to our ongoing benefit program as a result of the realignment of our workforce; and (ii) certain planned site closures, partially offset by higher discrete tax benefits and net tax credits.
Net income from continuing operations recorded in the Other category was $90 million in 2014, compared to a net loss from continuing operations of $443 million in 2013. The shift to a net profit from a net loss was primarily due to lower funding costs, as well as the absence of the one-time charge associated with our redemption of trust preferred securities in January 2013.

62	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $25.9 billion to $334.0 billion as of December 31, 2015 from December 31, 2014 primarily attributable to (i) an increase of $21.5 billion in loans held for investment due to growth in our credit card, auto and commercial portfolios, including loans acquired from the GE Healthcare acquisition, partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase of $1.7 billion in investment securities due to purchases outpacing sales, maturities and paydowns. Total liabilities increased by $23.7 billion to $286.8 billion as of December 31, 2015, primarily driven by higher deposit and outstanding debt due to new issuances outpacing maturities. Stockholders’ equity increased by $2.2 billion to $47.3 billion as of December 31, 2015, primarily due to our net income of $4.1 billion in 2015 and $1.5 billion of proceeds from the issuance of preferred stock, partially offset by $2.4 billion of share repurchases under our 2014 and 2015 Stock Repurchase Programs and dividend payments.
The following is a discussion of material changes in the major components of our assets and liabilities during 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 90% and 86% of our total investment securities portfolio as of December 31, 2015 and 2014, respectively.
The fair value of our securities available for sale portfolio was $39.1 billion as of December 31, 2015, a decrease of $447 million from $39.5 billion as of December 31, 2014. The decrease was primarily due to higher interest rates. The fair value of our securities held to maturity portfolio was $25.3 billion as of December 31, 2015, an increase of $1.7 billion from $23.6 billion as of December 31, 2014. The increase was primarily due to growth in this portfolio as purchases outpaced maturities and paydowns, slightly offset by decreases in fair value due to higher interest rates.
Gross unrealized gains on available for sale investment securities decreased to $578 million as of December 31, 2015 compared to $886 million as of December 31, 2014 primarily driven by an increase in interest rates. Gross unrealized losses on available for sale investment securities increased to $321 million as of December 31, 2015 compared to $237 million as of December 31, 2014. Of the $321 million as of December 31, 2015, $165 million was related to securities that had been in a loss position for 12 months or longer. We provide information on OTTI recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”

63	Capital One Financial Corporation (COF)

Table 10 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of December 31, 2015, 2014 and 2013.
Table 10: Investment Securities

	December 31,
	2015		2014		2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury securities	$4,664	$4,660	$4,114	$4,118	$832	$834
Corporate debt securities guaranteed by U.S. government agencies	0	0	819	800	1,282	1,234
RMBS:
Agency(1)	24,332	24,285	21,804	21,995	21,572	21,479
Non-agency	2,680	3,026	2,938	3,386	3,165	3,600
Total RMBS	27,012	27,311	24,742	25,381	24,737	25,079
CMBS:
Agency(1)	3,690	3,664	3,751	3,723	4,262	4,198
Non-agency	1,723	1,715	1,780	1,796	1,854	1,808
Total CMBS	5,413	5,379	5,531	5,519	6,116	6,006
Other ABS(2)	1,345	1,340	2,618	2,662	7,123	7,136
Other securities(3)	370	371	1,035	1,028	1,542	1,511
Total investment securities available for sale	$38,804	$39,061	$38,859	$39,508	$41,632	$41,800

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
U.S. Treasury securities	$199	$198	$0	$0	$0	$0
Agency RMBS	21,513	22,133	20,163	21,210	17,443	17,485
Agency CMBS	2,907	2,986	2,337	2,424	1,689	1,700
Total investment securities held to maturity	$24,619	$25,317	$22,500	$23,634	$19,132	$19,185
__________

(1)	Includes Fannie Mae, Freddie Mac, and Government National Mortgage Association (“Ginnie Mae”).

(2)
ABS collateralized by credit card loans constituted approximately 71% and 56% of the other ABS portfolio as of December 31, 2015 and 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 11% and 16% of the other ABS portfolio as of December 31, 2015 and 2014, respectively.

(3)	Includes foreign government bonds, corporate securities, municipal securities and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 95% and 93% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of December 31, 2015 and 2014, respectively, while approximately 5% and 6% was below investment grade as of December 31, 2015 and 2014, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 11 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of December 31, 2015 and 2014.

64	Capital One Financial Corporation (COF)

Table 11: Non-Agency Investment Securities Credit Ratings

	December 31, 2015				December 31, 2014
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$3,026	—	3%	97%	$3,386	—	3%	97%
Non-agency CMBS	1,715	100%	—	—	1,796	100%	—	—
Other ABS	1,340	99	1	—	2,662	90	5	5
Other securities	371	8	64	28	1,028	2	88	10
__________

(1)	Includes a small portion of investment securities that were not rated.
For additional information on our investment securities, see “Note 4—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unrestricted loans and loans restricted in our consolidated securitization trusts. Table 12 summarizes our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of December 31, 2015 and 2014.
Table 12: Loans Held for Investment

	December 31, 2015			December 31, 2014
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$96,125	$3,654	$92,471	$85,876	$3,204	$82,672
Consumer Banking	70,372	868	69,504	71,439	779	70,660
Commercial Banking	63,266	604	62,662	50,890	395	50,495
Other	88	4	84	111	5	106
Total	$229,851	$5,130	$224,721	$208,316	$4,383	$203,933
Period-end loans held for investment increased by $21.5 billion to $229.9 billion as of December 31, 2015 from December 31, 2014, primarily driven by continued growth in our credit card, auto and commercial loan portfolios, including loans acquired from the GE Healthcare acquisition, partially offset by the planned run-off of our acquired home loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 5—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased by $278 million to $904 million as of December 31, 2015 from December 31, 2014. The increase was primarily due to certain loan portfolios acquired as part of the GE Healthcare acquisition that we intend to sell, as well as the transfer of certain domestic credit card loans from loans held for investment to loans held for sale.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $12.2 billion to $217.7 billion as of December 31, 2015 from December 31, 2014. The increase in deposits was primarily driven by the issuance of brokered deposits and growth in our Consumer Banking and Commercial Banking businesses as a result of our continued focus on deposit relationships with existing customers and our ongoing marketing strategy to attract new business from our commercial customers. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

65	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations increased by $4.5 billion to $16.2 billion as of December 31, 2015 from December 31, 2014 primarily driven by debt issuances of approximately $5.1 billion, offset by debt maturities of $500 million during 2015. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and Federal Home Loan Banks (“FHLB”) advances, totaled $42.9 billion as of December 31, 2015, of which $42.0 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $36.8 billion as of December 31, 2014, of which $17.1 billion represented short-term borrowings and $19.7 billion represented long-term debt. During 2015, we extended the maturity of our FHLB advances which resulted in a decrease in our short-term borrowings and a corresponding increase in our long-term debt.
The increase in other debt of $6.1 billion in 2015 was primarily attributable to a net increase of $2.8 billion in FHLB advances, $3.2 billion in unsecured senior notes and $101 million in federal funds purchased and securities loaned or sold under agreements to repurchase. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 10—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $610 million as of December 31, 2015, compared to $731 million as of December 31, 2014.
The table below summarizes changes in our representation and warranty reserve in 2015 and 2014.
Table 13: Changes in Representation and Warranty Reserve

	Year Ended December 31,
(Dollars in millions)	2015	2014
Representation and warranty reserve, beginning of period	$731	$1,172
Benefit for mortgage representation and warranty losses:
Recorded in continuing operations	(16)	(26)
Recorded in discontinued operations	(64)	(7)
Total benefit for mortgage representation and warranty losses	(80)	(33)
Net realized losses	(41)	(408)
Representation and warranty reserve, end of period	$610	$731
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2015, is approximately $1.6 billion, a decline from our estimate of $2.1 billion as of December 31, 2014. The decrease in the reasonably possible estimate for representation and warranty claims was primarily driven by favorable industry legal developments.

66	Capital One Financial Corporation (COF)

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 21—Commitments, Contingencies, Guarantees and Others.”
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight.
As of December 31, 2015, we have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of approximately $3.7 billion, which is an increase of $330 million from December 31, 2014. We have recorded a valuation allowance of $166 million and $148 million as of December 31, 2015 and 2014, respectively. We expect to fully realize the 2015 net deferred tax asset amounts in future periods. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
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
Capital Standards and Prompt Corrective Action
We are subject to capital adequacy standards adopted by the Federal Banking Agencies, including the Final Basel III Capital Rule. Moreover, the Banks, as insured depository institutions, are subject to PCA capital regulations.
In July 2013, the Federal Banking Agencies finalized new capital rules that implemented the Basel III capital framework (“Final Basel III Capital Rule”) developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act and other capital provisions, and that updated the PCA capital framework to reflect the new regulatory capital minimums. The Final Basel III Capital Rule amended both the Basel I and Basel II Advanced Approaches frameworks, establishing a new common equity Tier 1 capital

67	Capital One Financial Corporation (COF)

requirement and setting higher minimum capital ratio requirements. We refer to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
At the end of 2012, we met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, we have undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. We entered parallel run under Advanced Approaches on January 1, 2015, during which we will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we will continue to use the Standardized Approach for purposes of meeting regulatory capital requirements.
In addition, beginning in the first quarter of 2015, as an Advanced Approaches banking organization, we are required to calculate and publicly disclose our supplementary leverage ratio.
For additional information about the capital adequacy guidelines we are subject to, see “Part 1—Item 1. Business—Supervision and Regulation.”
Separately, we also disclose a non-GAAP TCE ratio in “Part II—Item 6. Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized targets as of December 31, 2015 and 2014.
Table 14: Capital Ratios Under Basel III(1)

	December 31, 2015			December 31, 2014
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	11.1%	4.5%	N/A	12.5%	4.0%	N/A
Tier 1 capital(3)	12.4	6.0	6.0%	13.2	5.5	6.0%
Total capital(4)	14.6	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(5)	10.6	4.0	N/A	10.8	4.0	N/A
Supplementary leverage ratio(6)	9.2	N/A	N/A	N/A	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(2)	12.2%	4.5%	6.5%	11.3%	4.0%	N/A
Tier 1 capital(3)	12.2	6.0	8.0	11.3	5.5	6.0%
Total capital(4)	15.2	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(5)	10.8	4.0	5.0	9.6	4.0	5.0
Supplementary leverage ratio(6)	9.0	N/A	N/A	N/A	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(2)	11.8%	4.5%	6.5%	12.5%	4.0%	N/A
Tier 1 capital(3)	11.8	6.0	8.0	12.5	5.5	6.0%
Total capital(4)	12.9	8.0	10.0	13.6	8.0	10.0
Tier 1 leverage(5)	8.8	4.0	5.0	8.9	4.0	5.0
Supplementary leverage ratio(6)	7.9	N/A	N/A	N/A	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions. As we continue to refine our classification of exposures under the Basel III Standardized Approach framework, risk-weighted asset classifications are subject to change.

68	Capital One Financial Corporation (COF)

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(6)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure.
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and each of the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both December 31, 2015 and 2014. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 11.1% and 12.5% as of December 31, 2015 and 2014, respectively.
The calculation of our Basel III Standardized Approach common equity Tier 1 capital under the Final Basel III Capital Rule includes adjustments and deductions which are subject to transition provisions, such as the inclusion of the unrealized gains and losses on available for sale investment securities included in AOCI and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 20% for 2014, 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of December 31, 2015, calculated based on the Final Basel III Capital Rule, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of December 31, 2015, calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators during our parallel run, there could be further changes to the calculation.
Table 15: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	December 31, 2015
Common equity Tier 1 capital under Basel III Standardized	$29,544
Adjustments related to AOCI(2)	(363)
Adjustments related to intangibles(2)	(590)
Other adjustments(2)	—
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$28,591
Risk-weighted assets under Basel III Standardized	$265,739
Adjustments for fully phased-in Basel III Standardized(3)	(48)
Estimated risk-weighted assets under fully phased-in Basel III Standardized	$265,691
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	10.8%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

(3)
Adjustments include higher risk weights for items that are included in capital based on the threshold deduction approach, such as mortgage servicing assets and deferred tax assets. The adjustments also include removal of risk weights for items that are deducted from common equity Tier 1 capital.

(4)
Calculated by dividing estimated common equity Tier 1 capital by estimated risk-weighted assets, which are both calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks that have not yet exited parallel run.

Under the Final Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. Once we exit parallel run, based on clarification of the Final Basel III Capital Rule from our regulators, any difference between the Final Basel III Capital Rule definitions of expected credit losses and our eligible credit reserves will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Standardized Approach ratios.

69	Capital One Financial Corporation (COF)

Capital Planning and Regulatory Stress Testing
In compliance with the applicable regulatory capital planning rules, on January 5, 2015 we submitted our capital plan to the Federal Reserve as part of the 2015 CCAR cycle. On March 11, 2015, the Federal Reserve publicly disclosed its non-objection to our proposed capital distribution plans submitted pursuant to CCAR. As a result of this non-objection to our capital plan, the Board of Directors authorized an increase in the quarterly dividend on our common stock from the previous level of $0.30 per share to $0.40 per share. In addition, our Board of Directors has authorized the repurchase of up to $3.125 billion of shares of our common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016, in addition to share repurchases related to employee compensation. On February 17, 2016, we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation.”
Equity Offerings and Transactions
On May 14, 2015, we issued and sold one million shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, $0.01 par value, with a liquidation preference of $1,000 per share (the “Series E Preferred Stock”). The net proceeds of the offering of Series E Preferred Stock were approximately $988 million, after deducting underwriting commissions and offering expenses. Dividends are payable semi-annually in arrears in the second quarter and fourth quarter, at a rate of 5.55% per annum through May 31, 2020. Subsequent to May 31, 2020, dividends will be calculated as three month LIBOR plus a spread of 3.80%, payable quarterly in arrears.
On August 24, 2015, we issued and sold 20,000,000 Depositary Shares, each representing a 1/40th interest in a share of 6.20% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F, $0.01 par value, with a liquidation preference of $25 per Depositary Share (the “Series F Preferred Stock”). The net proceeds of the offering of Series F Preferred Stock were approximately $484 million, after deducting underwriting commissions and offering expenses. Dividends on the Series F Preferred Stock are payable quarterly in arrears.
Dividend Policy and Stock Purchases
On February 3, 2016, our Board of Directors declared a quarterly common stock dividend of $0.40 per share, payable on February 26, 2016 to stockholders of record at the close of the business on February 16, 2016. Our Board of Directors also approved quarterly dividends on our 6.00% fixed-rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”), our 6.25% fixed-rate non-cumulative perpetual preferred stock, Series C (the “Series C Preferred Stock”), our 6.70% fixed-rate non-cumulative perpetual preferred stock, Series D (the “Series D Preferred Stock”) and our Series F Preferred Stock, payable on March 1, 2016 to stockholders of record at the close of business on February 16, 2016. Based on these declarations, we will pay approximately $211 million in common equity dividends and approximately $37 million in total preferred dividends in the first quarter of 2016. Under the terms of our outstanding preferred stock, our ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.30 per share in the first quarter and $0.40 per share in each subsequent quarter of 2015. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our Series B Preferred Stock and $15.625 per share on the outstanding shares of our Series C Preferred Stock in each quarter of 2015. We paid preferred stock dividends of $22.5194 per share on the outstanding shares of our Series D Preferred Stock in the first quarter and $16.75 per share in each subsequent quarter of 2015. We also paid preferred stock dividends of $30.370833 per share on the outstanding shares of our Series E Preferred Stock and $16.705556 per share on the outstanding shares of our Series F Preferred Stock during the fourth quarter of 2015.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2015, funds available for dividend payments from COBNA and CONA were $2.9 billion and $359 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.

70	Capital One Financial Corporation (COF)

In addition, consistent with our 2015 capital plan, our Board of Directors has authorized the repurchase of up to $3.125 billion of shares of common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. On February 17, 2016, we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. We notified the Federal Reserve of our intention to engage in additional share repurchases and the Federal Reserve did not object. Through the end of 2015, we repurchased approximately $1.875 billion of common stock as part of the 2015 Stock Repurchase Program.
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
The “First Line of Defense” is comprised of the business areas that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The first line formulates strategy and operates within the risk appetite and framework. The “Second Line of Defense,” which includes the risk management organization, provides oversight of first line risk taking and management. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line owns the risk framework. The second line is both an ‘expert advisor’ to the first line and an ‘effective challenger’ of first line risk activities. The “Third Line of Defense” is comprised of our Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.
Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:
Establish Governance Processes, Accountabilities, and Risk Appetites
The starting point of our risk framework is the establishment of governance processes, accountabilities, and risk appetites. Our Board of Directors and senior management establish the tone at the top regarding the importance of internal control, including standards of conduct and the integrity and ethical values of the Company. Management reinforces expectations at the various levels of the organization. This portion of the framework sets the foundation for the methods for governing risk taking, the interactions within and among the lines of defense, and the risk appetites and tolerances.
Identify and Assess Risks and Ownership
Identifying and assessing risks and ownership is the beginning of the more detailed day-to-day process of managing risk. This portion of the framework clarifies the importance of strong first-line management and accountability for identifying and assessing risk while specifying the role of the second line to identify and assess risk, particularly when taking on new initiatives.
Develop and Operate Controls, Monitoring and Mitigation Plans
We develop, operate, and monitor controls to manage risk within tolerance levels. The first line develops controls to oversee and manage identified risks. Controls may prevent risks from occurring (e.g., ensuring compliance with a law or regulation) or measure the amount of risk being taken so that the amount may be proactively managed. Whenever possible, plans are implemented to mitigate risks or reduce them in order to reduce exposure. The first line leads mitigation, control, and monitoring actions. The second line is a consultant on control design when needed.

71	Capital One Financial Corporation (COF)

Test and Detect Control Gaps and Perform Corrective Action
While the first line is principally accountable for taking, controlling, and monitoring risk, the second line oversees and monitors first line risk taking, including the effectiveness of first line controls, and the third line independently tests and oversees first and second line risk taking. These activities provide the second and third lines of defense with the ability to reduce the likelihood of unauthorized or unplanned risk taking within the organization. Control gaps are closed by first line corrective action.
Escalate Key Risks and Gaps to Executive Management and when appropriate, the Board of Directors
Escalation is an important component of our risk framework. Use of escalation is encouraged and does not necessarily indicate a failure on the part of first, second, or third line risk management. Through escalation in the first line, decisions requiring judgment can be raised to executives who have the broadest possible context and experience to make challenging decisions. Escalation in the second and third lines of defense can also demonstrate part of their core responsibilities of effective challenge. If appropriate, risks are escalated to the Board of Directors to ensure their alignment with material risk decisions and/or transparency to the largest risks facing the organization.
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
Support with the Right Culture, Talent, and Skills
The right culture, talent, and skills are critical to effective risk management. Our risk framework is supported with the right culture that promotes the foundation and values of the risk management organization. Skills necessary to effectively manage risk are reinforced through performance management systems. When needed, risk talent is augmented through recruitment of industry experts as well as training and development of internal associates.
Enabled by the Right Data, Infrastructure, and Programs
Data, infrastructure, and programs are key enablers of our risk management processes and practices. These core requirements enable effective risk modeling, efficient first, second, and third line risk activity performance, and cross-line interaction. In addition, effective program design of each risk category is regularly assessed to ensure risk practices continue to evolve with leading industry practices, and continue to interact across categories as desired for a strong overall risk management program.
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

72	Capital One Financial Corporation (COF)

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

•
Legal Risk: Legal risk is the risk of material adverse impact due to: new and changed laws and regulations; interpretations of law; drafting, interpretation and enforceability of contracts; adverse decisions/consequences arising from litigation or regulatory scrutiny; the establishment, management and governance of our legal entity structure; and the failure to seek/follow appropriate Legal counsel when needed;

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

•
Operational Risk: Operational risk is the risk of loss, capital impairment, adverse customer experience, or reputational impact resulting from failure to comply with policies and procedures, failed internal processes or systems, or from external events;

•
Reputation Risk: Reputation risk is the risk to market value, recruitment and retention of talented associates and maintenance of a loyal customer base due to the negative perceptions of our internal and external constituents regarding our business strategies and activities; and

•
Strategic Risk: Strategic risk is the risk of a material impact on current or anticipated earnings, capital, franchise or enterprise value arising from: (i) the Company’s competitive and market position and evolving forces in the industry that can affect that position; (ii) lack of responsiveness to these conditions; (iii) strategic decisions to change the Company’s scale, market position or operating model; or (iv) failure to appropriately consider implementation risks inherent in the Company’s strategy.

Below we provide an overview of how we manage our eight primary risk categories.
Compliance Risk Management
We recognize that compliance requirements for financial institutions are increasingly complex and that there are heightened expectations from our regulators and our customers. In response, we continuously evaluate the regulatory environment and proactively adjust our compliance risk program to fully address these expectations.
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

73	Capital One Financial Corporation (COF)

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

74	Capital One Financial Corporation (COF)

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
Strategic Risk Management
We monitor external market and industry developments to identify potential areas of strategic opportunity or risk. These items provide input for development of the Company’s strategy led by the Chief Executive Officer and other senior executives. Through the ongoing development and vetting of the corporate strategy, the Chief Risk Officer identifies and assesses risks associated with the strategy across all risk categories and monitors them throughout the year.

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, short-term advances on syndication activity, certain operational cash balances in other financial institutions, foreign exchange transactions, and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 11—Derivative Instruments and Hedging Activities.”
Primary Loan Products
We provide a variety of lending products. Our primary loan products include credit cards, auto, home loans and commercial.

•
Credit cards: We originate both prime and subprime credit cards through a variety of channels. Our credit cards generally have variable interest rates. The majority of our credit card accounts are underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to a further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as Fair Isaac Corporation

75	Capital One Financial Corporation (COF)

(credit rating) (“FICO”), and on other factors, such as applicant income. We also maintain a credit card securitization program and selectively sell charged-off credit card loans.

•
Auto: We originate both prime and subprime auto loans. Customers are acquired through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates. Loan terms are generally 75 months or less and can go up to 84 months. Loan sizes are customized by program and are generally less than $75,000. The underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on application information and credit bureau information, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We generally retain all of our auto loans, though we have securitized and sold auto loans in the past and may do so in the future.

•
Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. Currently, we originate residential mortgage and home equity loans through our branches, direct marketing, and dedicated home loan officers. Our home loan products include conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. In general, our underwriting policy limits for these loans include: (i) a maximum LTV ratio of 80% for loans without mortgage insurance; (ii) a maximum LTV ratio of 95% for loans with mortgage insurance or for home equity products; (iii) a maximum debt-to-income ratio of 50%; and (iv) a maximum loan amount of $3 million. Our underwriting procedures are intended to verify the income of applicants and obtain appraisals to determine home values. We may, in limited instances, use automated valuation models to determine home values. Our underwriting standards for conforming loans are designed to meet the underwriting standards required by the agencies at a minimum, and we sell most of our conforming loans to the agencies. We generally retain non-conforming mortgages and home equity loans and lines of credit.

•
Commercial: We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market commercial and industrial companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees (if any) and current market conditions. Although we generally retain commercial loans, we may syndicate positions for risk mitigation purposes (including bridge financing transactions we have underwritten). In addition, we originate and service multifamily commercial real estate loans which are sold to the GSEs.

Loans Held for Investment Portfolio Composition
Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts and loans held for sale. Table 16 presents the composition of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of December 31, 2015 and 2014. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $904 million and $626 million as of December 31, 2015 and 2014, respectively.

76	Capital One Financial Corporation (COF)

Table 16: Loans Held for Investment Portfolio Composition

	December 31, 2015		December 31, 2014
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$87,939	38.2%	$77,704	37.3%
International credit card	8,186	3.6	8,172	3.9
Total credit card	96,125	41.8	85,876	41.2
Consumer Banking:
Auto	41,549	18.1	37,824	18.2
Home loan	25,227	11.0	30,035	14.4
Retail banking	3,596	1.5	3,580	1.7
Total consumer banking	70,372	30.6	71,439	34.3
Commercial Banking:
Commercial and multifamily real estate	25,518	11.1	23,137	11.1
Commercial and industrial	37,135	16.2	26,972	12.9
Total commercial lending	62,653	27.3	50,109	24.0
Small-ticket commercial real estate	613	0.3	781	0.4
Total commercial banking	63,266	27.6	50,890	24.4
Other loans	88	—	111	0.1
Total loans held for investment	$229,851	100.0%	$208,316	100.0%
__________

(1)	Includes installment loans of $16 million and $144 million as of December 31, 2015 and 2014, respectively.
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach, with higher concentrations in California, New York, Texas, Florida, Illinois, Pennsylvania and Ohio.
Our auto loan portfolio is originated in most regions of the United States with a concentration in Texas, California, Florida, Georgia, Louisiana, Illinois and Ohio. Our home loan portfolio is concentrated in California, New York, Maryland, Illinois, Virginia, New Jersey and Florida, which reflects the characteristics of the ING Direct portfolio that comprises the majority of our home loans. Retail banking includes small business loans and other consumer lending products originated through our branch network with a concentration in Louisiana, New York, Texas, New Jersey, Maryland and Virginia.
Our commercial banking loan portfolio is originated in most regions of the United States with a concentration in the tri-state area of New York, New Jersey and Connecticut, Texas, California and Louisiana. Our small ticket commercial real estate portfolio, which was originated on a national basis through a broker network, is in a run-off mode.
We provide additional information on the geographic concentration, by loan category, of our loan portfolio in “Note 5—Loans.”

77	Capital One Financial Corporation (COF)

Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 17 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2015 and 2014.
Table 17: Commercial Loans by Industry(1)

(Percentage of portfolio)	December 31, 2015	December 31, 2014
Real estate	39%	41%
Healthcare	15	5
Finance and insurance	12	12
Oil and gas(2)	5	7
Business services	4	5
Public administration	4	5
Construction and land	4	4
Educational services	4	4
Retail trade	3	4
Transportation(3)	3	4
Other	7	9
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $3.4 billion to oil and gas companies as of December 31, 2015, which is included in our total unfunded lending commitments to extend credit disclosed in “Note 5—Loans.”

(3)	Includes our taxi medallion lending portfolio among other portfolios.
Acquired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for purchased credit-impaired (“PCI”) loans and debt securities, which is based upon expected cash flows to be collected. These loans are referred to as “Acquired Loans” or “PCI loans,” totaling $19.5 billion as of December 31, 2015 compared to $23.5 billion as of December 31, 2014. See “MD&A—Glossary and Acronyms” for the definition of “Acquired Loans.”
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” for additional information on Acquired Loans that are accounted for based on expected cash flows.
Home Loans
The majority of our home loan portfolio was acquired from the ING Direct and CCB acquisitions. These Acquired Loans represented 73.4% and 77.4% of our total home loan portfolio as of December 31, 2015 and 2014, respectively. See “MD&A—Glossary and Acronyms” for the definition of ING Direct and CCB acquisitions. The expected cash flows for our Acquired Loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming

78	Capital One Financial Corporation (COF)

as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 18 presents our total home loan portfolio, and the break out of the acquired home loans and remaining loans within our home loan portfolio, by lien priority.
Table 18: Home Loans - Risk Profile by Lien Priority

	December 31, 2015
	Home Loans		Acquired Home Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%

	December 31, 2014
	Home Loans		Acquired Home Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
See “Note 5—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for Acquired Loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 19 provides a sensitivity analysis of Acquired Loans in our home loan portfolio as of December 31, 2015. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 19: Sensitivity Analysis - Acquired Home Loans(1)

(Dollars in millions)	December 31, 2015	Estimated Impact Increase (Decrease)
Expected cash flows	$21,795	$(88)
Accretable yield	3,304	63
Allowance for loan and lease losses	36	151
__________

(1)
Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

79	Capital One Financial Corporation (COF)

Loan Maturity Profile
Table 20 presents the maturities of loans in our held-for-investment portfolio as of December 31, 2015.
Table 20: Loan Maturity Schedule

	December 31, 2015
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)	$5,321	$14,542	$—	$19,863
Consumer banking	1,112	28,710	18,169	47,991
Commercial banking	1,259	6,281	7,304	14,844
Other	—	—	4	4
Total fixed-rate loans	7,692	49,533	25,477	82,702
Variable rate:
Credit card(1)	76,254	8	—	76,262
Consumer banking(2)	13,419	8,213	749	22,381
Commercial banking	45,900	2,452	70	48,422
Other	54	6	24	84
Total variable-rate loans	135,627	10,679	843	147,149
Total loans	$143,319	$60,212	$26,320	$229,851
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
We underwrite most consumer loans using proprietary models, which are typically based on credit bureau data, including borrower credit scores, along with application information and, where applicable, collateral and deal structure data. We continuously adjust our management of credit lines and collection strategies based on customer behavior and risk profile changes. We also use borrower credit scores for subprime classification, for competitive benchmarking and, in some cases, to drive product segmentation decisions.
The following table provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2015 and 2014.

80	Capital One Financial Corporation (COF)

Table 21: Credit Score Distribution

(Percentage of portfolio)	December 31, 2015	December 31, 2014
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	66%	68%
660 or below	34	32
Total	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	51%	47%
621 - 660	17	17
620 or below	32	36
Total	100%	100%
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
See “Note 5—Loans” in this Report for additional credit quality information. Also, see “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
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

81	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of December 31, 2015 and 2014.
Table 22: 30+ Day Delinquencies

	December 31, 2015				December 31, 2014
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,985	3.39%	$2,985	3.39%	$2,538	3.27%	$2,538	3.27%
International credit card	244	2.98	283	3.46	240	2.94	294	3.60
Total credit card	3,229	3.36	3,268	3.40	2,778	3.24	2,832	3.30
Consumer Banking:
Auto	2,781	6.69	3,000	7.22	2,486	6.57	2,682	7.09
Home loan(2)	40	0.16	235	0.93	64	0.21	302	1.01
Retail banking	28	0.76	49	1.36	23	0.64	40	1.11
Total consumer banking(2)	2,849	4.05	3,284	4.67	2,573	3.60	3,024	4.23
Commercial Banking:
Commercial and multifamily real estate	34	0.13	38	0.15	85	0.37	117	0.51
Commercial and industrial	66	0.18	288	0.78	15	0.05	73	0.27
Total commercial lending	100	0.16	326	0.52	100	0.20	190	0.38
Small-ticket commercial real estate	2	0.37	6	1.04	6	0.72	10	1.28
Total commercial banking	102	0.16	332	0.52	106	0.21	200	0.39
Other loans	3	3.61	11	11.98	3	2.84	14	12.23
Total	$6,183	2.69	$6,895	3.00	$5,460	2.62	$6,070	2.91
__________

(1)
Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)
Excluding the impact of Acquired Loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.60% and 5.50%, respectively, as of December 31, 2015, and 0.94% and 5.34%, respectively, as of December 31, 2014. Excluding the impact of Acquired Loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 3.50% and 6.34%, respectively, as of December 31, 2015, and 4.45% and 6.28%, respectively, as of December 31, 2014.

Table 23 presents an aging of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loans held for investment	$229,851	100.00%	$208,316	100.00%
Delinquency status:
30 – 59 days	$3,069	1.33%	$2,841	1.36%
60 – 89 days	1,668	0.73	1,424	0.68
90 + days	2,158	0.94	1,805	0.87
Total	$6,895	3.00%	$6,070	2.91%
Geographic region:
Domestic	$6,612	2.88%	$5,776	2.77%
International	283	0.12	294	0.14
Total	$6,895	3.00%	$6,070	2.91%
__________

(1)
Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

82	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of December 31, 2015 and 2014. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,500	1.56%	$1,254	1.46%
Consumer banking	—	0.00	1	0.00
Commercial banking	5	0.01	8	0.01
Total	$1,505	0.65	$1,263	0.61
Geographic region:
Domestic	$1,426	0.64%	$1,190	0.59%
International	79	0.96	73	0.90
Total	$1,505	0.65	$1,263	0.61
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets and the net realizable value of auto loans that have been charged-off as a result of a bankruptcy. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2015 and 2014. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “Business Segment Financial Performance.”

83	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$53	0.65%	$70	0.86%
Total credit card	53	0.06	70	0.08
Consumer Banking:
Auto	219	0.53	197	0.52
Home loan(2)	311	1.23	330	1.10
Retail banking	28	0.77	22	0.61
Total consumer banking(2)	558	0.79	549	0.77
Commercial Banking:
Commercial and multifamily real estate	7	0.03	62	0.27
Commercial and industrial	538	1.45	106	0.39
Total commercial lending	545	0.87	168	0.33
Small-ticket commercial real estate	5	0.83	7	0.96
Total commercial banking(3)	550	0.87	175	0.34
Other loans	9	9.42	15	13.37
Total nonperforming loans held for investment(4)	$1,170	0.51	$809	0.39
Other nonperforming assets:(5)
Foreclosed property(6)	$126	0.05%	$139	0.06%
Other assets(7)	198	0.09	183	0.09
Total other nonperforming assets	324	0.14	322	0.15
Total nonperforming assets	$1,494	0.65	$1,131	0.54
__________

(1)
We recognized interest income for loans classified as nonperforming of $44 million and $38 million in 2015 and 2014, respectively. Interest income forgone related to nonperforming loans was $53 million and $49 million in 2015 and 2014, respectively. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of Acquired Loans, the nonperforming loan rate for our home loan and total consumer banking portfolios was 4.68% and 1.08%, respectively, as of December 31, 2015, compared to 4.86% and 1.14%, respectively, as of December 31, 2014.

(3)
The Acquired Loans from the GE Healthcare acquisition are classified and presented as performing because we expect to collect all of our recorded investments in these loans. Were these loans to be classified based on their risk ratings, our nonperforming loan rate for our total commercial banking portfolio would be 0.93% as of December 31, 2015.

(4)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.83% and 0.62% as of December 31, 2015 and 2014, respectively.

(5)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(6)	Includes acquired REOs of $101 million as of both December 31, 2015 and 2014.

(7)	Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

84	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge-off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for loan and lease losses. We exclude accrued and unpaid finance charges and fees and certain fraud losses from charge-offs. Generally costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in 2015, 2014 and 2013.
Table 26: Net Charge-Offs

	Year Ended December 31,
	2015		2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,718	3.45%	$2,445	3.43%	$2,904	4.08%
International credit card	200	2.50	283	3.69	381	4.78
Total credit card	2,918	3.36	2,728	3.46	3,285	4.15
Consumer Banking:
Auto	674	1.69	619	1.78	546	1.85
Home loan(2)	9	0.03	17	0.05	16	0.04
Retail banking	48	1.33	39	1.07	54	1.46
Total consumer banking(2)	731	1.03	675	0.95	616	0.85
Commercial Banking:
Commercial and multifamily real estate	(15)	(0.06)	(5)	(0.02)	(8)	(0.04)
Commercial and industrial	60	0.21	10	0.04	15	0.07
Total commercial lending	45	0.09	5	0.01	7	0.02
Small-ticket commercial real estate	2	0.36	5	0.52	7	0.62
Total commercial banking	47	0.09	10	0.02	14	0.03
Other loans	(1)	(1.66)	1	0.36	19	11.34
Total net charge-offs	$3,695	1.75	$3,414	1.72	$3,934	2.04
Average loans held for investment	$210,745		$197,925		$192,614
__________

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.

(2)
Excluding the impact of Acquired Loans, the net charge-off rate for our home loan and total consumer banking portfolios was 0.13% and 1.45%, respectively, for the year ended December 31, 2015, compared to 0.24% and 1.49%, respectively, for the year ended December 31, 2014; and 0.21% and 1.51% , respectively, for the year ended December 31, 2013.

For information regarding management’s expectations of net charge-offs, see “MD&A—Business Segment Expectations.”

85	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of December 31, 2015 and 2014. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.
Table 27: Troubled Debt Restructurings

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$666	36.7%	$692	41.9%
Consumer banking:
Auto	488	26.8	435	26.3
Home loan	229	12.6	218	13.2
Retail banking	42	2.3	35	2.1
Total consumer banking	759	41.7	688	41.6
Commercial banking	392	21.6	272	16.5
Total	$1,817	100.0%	$1,652	100.0%
Status of TDRs:
Performing	$1,367	75.2%	$1,203	72.8%
Nonperforming	450	24.8	449	27.2
Total	$1,817	100.0%	$1,652	100.0%
The majority of our credit card TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The interest rate in effect immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, likely resulting in any loan outstanding reflected in the appropriate delinquency category, and charged off in accordance with our standard charge-off policy.
In the Consumer Banking business, the majority of our loans modified in TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of both. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Their impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto and home loans where the collateral value is lower than the recorded investment. In the Commercial Banking business, the majority of loans modified in TDRs receive an extension, with a portion of these loans receiving an interest rate reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value. We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 5—Loans.”
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

86	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $2.5 billion and $1.9 billion as of December 31, 2015 and 2014, respectively. Loans modified in TDRs accounted for $1.8 billion and $1.7 billion of impaired loans as of December 31, 2015 and 2014, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”
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
Our allowance for loan and lease losses increased by $747 million to $5.1 billion as of December 31, 2015 from December 31, 2014. The allowance coverage ratio increased by 13 basis points to 2.23% as of December 31, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by continued loan growth, coupled with our expectations of rising charge-off rates in our domestic credit card portfolio driven by growth, as well as adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio in our Commercial Banking business.
Table 28 presents changes in our allowance for loan and lease losses and unfunded lending commitments for 2015 and 2014, and details the provision for credit losses recognized in our consolidated statements of income and charge-offs and recoveries by portfolio segment.

87	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Unfunded Lending Commitments Activity

		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other Loans(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315
Provision (benefit) for credit losses	2,750	674	(3)	32	703	67	(5)	3,515
Charge-offs	(3,963)	(898)	(32)	(59)	(989)	(34)	(10)	(4,996)
Recoveries	1,235	279	15	20	314	24	9	1,582
Net charge-offs	(2,728)	(619)	(17)	(39)	(675)	(10)	(1)	(3,414)
Other changes(2)	(32)	—	(1)	—	(1)	0	0	(33)
Balance as of December 31, 2014	3,204	661	62	56	779	395	5	4,383
Unfunded lending commitments reserve:
Balance as of December 31, 2013	—	—	—	7	7	80	—	87
Provision for unfunded lending commitments	—	—	—	—	—	26	—	26
Balance as of December 31, 2014	—	—	—	7	7	106	—	113
Combined allowance and unfunded reserve as of December 31, 2014	$3,204	$661	$62	$63	$786	$501	$5	$4,496
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Provision (benefit) for credit losses(3)	3,417	739	16	64	819	256	(2)	4,490
Charge-offs	(4,028)	(998)	(20)	(64)	(1,082)	(76)	(7)	(5,193)
Recoveries	1,110	324	11	16	351	29	8	1,498
Net charge-offs	(2,918)	(674)	(9)	(48)	(731)	(47)	1	(3,695)
Other changes(2)	(49)	—	1	—	1	—	—	(48)
Balance as of December 31, 2015	3,654	$726	70	72	868	604	4	5,130
Unfunded lending commitments reserve:
Balance as of December 31, 2014	—	—	—	7	7	106	—	113
Provision for unfunded lending commitments(3)	—	—	—	—	—	46	—	46
Other changes(2)	—	—	—	—	—	9	—	9
Balance as of December 31, 2015	—	—	—	7	7	161	—	168
Combined allowance and unfunded reserve as of December 31, 2015	$3,654	$726	$70	$79	$875	$765	$4	$5,298
__________

(1)	Primarily consists of our discontinued GreenPoint mortgage operations loan portfolio.

(2)
Represents foreign currency translation adjustments and the net impact of loan transfers and sales. At acquisition date we also recognized the fair value of the unfunded lending commitments reserve of the GE Healthcare acquisition. See “Note 2—Business Developments” for additional information about the GE Healthcare acquisition.

(3)	Includes a provision for credit losses of $49 million to establish an initial allowance and reserve related to the loans acquired in the GE Healthcare acquisition.

88	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of December 31, 2015 and 2014.
Table 29: Allowance Coverage Ratios

	December 31,
	2015	2014
Total allowance coverage ratios:
Allowance for loan and lease losses as a % of loans held for investment	2.23%	2.10%
Allowance for loan and lease losses as a % of nonperforming loans(1)	438.70	541.86
Allowance coverage ratios by loan category:(2)
Credit card (30+ day delinquent loans)	111.81	113.13
Consumer banking (30+ day delinquent loans)	26.42	25.76
Commercial banking (nonperforming loans)	109.76	225.86
__________

(1)
The allowance for loan and lease losses for both of nonperforming and performing loans as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 151.80% and 186.07% as of December 31, 2015 and 2014, respectively.

(2)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans within the specified loan category.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our practices are intended to maintain adequate liquidity reserves to cover our funding requirements as well as any potential deposit run-off and maintain access to diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of readily-marketable or pledgable assets which can be used as a source of liquidity, if needed.
Table 30 below presents the composition of our liquidity reserves as of December 31, 2015 and 2014.
Table 30: Liquidity Reserves

(Dollars in millions)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$8,023	$7,242
Investment securities available for sale, at fair value	39,061	39,508
Investment securities held to maturity, at fair value	25,317	23,634
Total investment securities portfolio(1)(2)	64,378	63,142
FHLB borrowing capacity secured by loans	30,661	29,547
Outstanding FHLB advances and letters of credit secured by loans	(20,514)	(17,720)
Investment securities encumbered for Public Funds and others	(10,602)	(10,631)
Total liquidity reserves	$71,946	$71,580
__________

(1)	The weighted-average life of our securities was approximately 5.8 years and 5.7 years as of December 31, 2015 and 2014, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.7 billion and $3.5 billion as of December 31, 2015 and 2014, respectively. We also pledged securities held to maturity with a carrying value of $8.7 billion and $9.0 billion as of December 31, 2015 and 2014, respectively.

Our liquidity reserves increased by $366 million to $71.9 billion as of December 31, 2015 from December 31, 2014. This increase was primarily attributable to an increase in the fair value of our investment securities portfolio, partially offset by an increase in our FHLB advances. See “MD&A—Risk Management” for additional information on our management of liquidity risk.
We are subject to the Final LCR Rules as discussed in “Part I—Item 1. Business—Supervision and Regulation.” At December 31, 2015, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.

89	Capital One Financial Corporation (COF)

Borrowing Capacity
We filed a new shelf registration statement with the SEC on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We also filed a new shelf registration statement with the SEC on July 30, 2015, which does not expire and allows us to periodically offer and sell up to $20 billion of securitized debt obligations.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $30.7 billion as of December 31, 2015, of which $10.2 billion was still available to us to borrow as of December 31, 2015. We pledged loan collateral with an outstanding balance of $36.9 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $884 million and $807 million as of December 31, 2015 and 2014, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $13.2 billion as of December 31, 2015. On an annual basis, we process immaterial overnight test trades to ensure continued system functionality and borrowing capabilities. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2015 or 2014.
Funding
The Company’s primary source of funding comes from deposits, which provide us with a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the issuance of senior and subordinated notes, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of securitized debt obligations, the issuance of brokered deposits, the purchase of federal funds and other borrowings. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.
Deposits
Table 31 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for 2015, 2014 and 2013.
Table 31: Deposit Composition and Average Deposit Rates

	December 31, 2015
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,847	$25,312	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	44,720	42,785	$208	20.3	0.49%
Saving deposits(2)	134,075	132,658	769	62.9	0.58
Time deposits less than $100,000	10,347	7,213	74	3.4	1.03
Total core deposits	214,989	207,968	1,051	98.6	0.51
Time deposits of $100,000 or more	1,889	2,043	36	1.0	1.76
Foreign time deposits(3)	843	978	4	0.4	0.34
Total deposits	$217,721	$210,989	$1,091	100.0%	0.52

90	Capital One Financial Corporation (COF)

	December 31, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,081	$24,639	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	41,022	41,702	$204	20.3	0.49%
Saving deposits(2)	130,156	129,868	752	63.1	0.58
Time deposits less than $100,000	6,051	5,856	75	2.8	1.29
Total core deposits	202,310	202,065	1,031	98.2	0.51
Time deposits of $100,000 or more	2,261	2,560	53	1.3	2.07
Foreign time deposits(3)	977	1,050	4	0.5	0.34
Total deposits	$205,548	$205,675	$1,088	100.0%	0.53

	December 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$22,643	$21,345	N/A	10.2%	N/A
Interest-bearing checking accounts(1)	43,880	43,823	$254	21.0	0.58%
Saving deposits(2)	127,667	129,373	714	61.8	0.55
Time deposits less than $100,000	6,299	8,955	161	4.3	1.80
Total core deposits	200,489	203,496	1,129	97.3	0.55
Time deposits of $100,000 or more	2,852	3,938	108	1.9	2.74
Foreign time deposits(3)	1,182	1,611	4	0.8	0.25
Total deposits	$204,523	$209,045	$1,241	100.0%	0.59
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of December 31, 2015, 2014 and 2013.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $12.0 billion and $5.1 billion as of December 31, 2015 and 2014, respectively.
The FDIC limits the acceptance of brokered deposits by “well-capitalized” insured depository institutions and, with a waiver from the FDIC, by “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both December 31, 2015 and 2014. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.

91	Capital One Financial Corporation (COF)

Table 32 presents the contractual maturities of large-denomination domestic time deposits of $100,000 or more as of December 31, 2015 and 2014. Our funding and liquidity management activities factor into the expected maturities of these deposits. Based on past activity, we expect to retain a portion of these deposits as they mature. Accordingly, we expect the actual net cash outflows will be less than the contractual maturity amounts.
Table 32: Maturities of Large-Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2015		2014
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$271	14.3%	$492	21.8%
> 3 months to 6 months	213	11.3	403	17.8
> 6 months to 12 months	315	16.7	653	28.9
> 12 months	1,090	57.7	713	31.5
Total	$1,889	100.0%	$2,261	100.0%
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligation transactions, and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit. A portion of our long-term FHLBs are structured with a three-month call option at our discretion.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $16.1 billion to $981 million as of December 31, 2015 from December 31, 2014 as we extended the maturity of our FHLB advances during 2015.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $26.8 billion to $58.1 billion as of December 31, 2015 from December 31, 2014. The increase was primarily attributable to net increases of $19.0 billion in long-term callable FHLB advances, $4.5 billion in securitized debt obligations and $3.2 billion in unsecured notes.
Table 33 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of December 31, 2015.
Table 33: Contractual Maturity Profile of Outstanding Debt

	December 31, 2015
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$981	$—	$—	$—	$—	$—	$981
Total short-term borrowings	981	—	—	—	—	—	981
Long-term debt:
Securitized debt obligations	3,519	7,234	2,361	1,136	1,564	352	16,166
Senior and subordinated notes:
Unsecured senior debt	1,400	3,082	4,674	3,514	—	5,087	17,757
Unsecured subordinated debt	1,030	—	—	320	—	2,730	4,080
Total senior and subordinated notes	2,430	3,082	4,674	3,834	—	7,817	21,837
Other long-term borrowings:
FHLB advances	18	18	10	1	1,000	19,051	20,098
Capital lease obligations	1	1	1	1	1	28	33
Total other long-term borrowings	19	19	11	2	1,001	19,079	20,131
Total long-term debt(1)	5,968	10,335	7,046	4,972	2,565	27,248	58,134
Total short-term borrowings and long-term debt	$6,949	$10,335	$7,046	$4,972	$2,565	$27,248	$59,115
Percentage of total	12%	18%	12%	8%	4%	46%	100%
__________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments, which together resulted in a net reduction of $224 million as of December 31, 2015.
We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheets Analysis—Other Debt” and in “Note 10—Deposits and Borrowings.”
Credit Ratings
Our credit ratings impact our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 34 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2015 and 2014.

92	Capital One Financial Corporation (COF)

Table 34: Senior Unsecured Debt Credit Ratings

	December 31, 2015			December 31, 2014
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	Baa1	Baa1	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of February 23, 2016, Moody’s, S&P and Fitch have us on a stable outlook. On March 17, 2015, Moody’s announced that they would be adopting a new bank rating methodology that could potentially result in changes in the ratings of the securities of many banks, including Capital One. As a result of this adoption, on May 14, 2015, Capital One Financial Corporation’s subordinated debt and preferred stock ratings received upgrades, while on June 19, 2015, COBNA and CONA’s senior unsecured debt ratings received a downgrade of one level.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 35 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of December 31, 2015. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 35 excludes certain obligations where the obligation is short-term or subject to valuation based on market factors, such as trade payables and trading liabilities. The table also excludes the representation and warranty reserve of $610 million as of December 31, 2015 and obligations for pension and post-retirement benefit plans, which are discussed in more detail in “Note 17—Employee Benefit Plans.”
Table 35: Contractual Obligations

	December 31, 2015
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)	$4,864	$4,072	$4,023	$121	$13,080
Securitized debt obligations	3,519	9,595	2,700	352	16,166
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	—	—	—	981
Senior and subordinated notes	2,430	7,756	3,834	7,817	21,837
Other borrowings(2)	19	30	1,003	19,079	20,131
Total other debt	3,430	7,786	4,837	26,896	42,949
Operating leases	292	547	435	1,027	2,301
Purchase obligations(3)	175	241	66	—	482
Total	$12,280	$22,241	$12,061	$28,396	$74,978
_________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

(2)	Other borrowings include FHLB advances and capital lease obligations.

(3)
Represents substantial agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. The purchase obligations are included through the termination date of the agreements even if the contract is renewable. These include capital expenditures, contractual commitments to purchase equipment and services, software acquisition/license commitments, contractual minimum media commitments and any contractually required cash payments for acquisitions, and exclude funding commitments entered into in the ordinary course of business. See “Note 21—Commitments, Contingencies, Guarantees and Others” for further details.

93	Capital One Financial Corporation (COF)

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
We measure our total exposure by regularly tracking the equity value of our net equity invested in our U.K. and Canadian operations as well as their funding requirements. We apply a 30% U.S. dollar appreciation shock against each of our Great British Pound (“GBP”) and Canadian Dollar (“CAD”) net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures were 1.4 billion GBP and 1.3 billion GBP as of December 31, 2015 and 2014, respectively, and 686 million CAD and 581 million CAD as of December 31, 2015 and 2014, respectively. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current market risk management policies include the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $105.9 billion as of December 31, 2015, compared to $88.6 billion as of December 31, 2014, driven by an increase in our hedging activities.

94	Capital One Financial Corporation (COF)

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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008, remained in a target range of 0% to 0.25% until December 2015, and then increased to a range of 0.25% to 0.50%, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
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
Table 36 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity, calculated under the methodology described above, as of December 31, 2015 and 2014.
Table 36: Interest Rate Sensitivity Analysis

	December 31, 2015	December 31, 2014
Estimated impact on projected base-line net interest income
+200 basis points	2.6%	4.5%
–50 basis points	(1.6)	(2.1)
Estimated impact on economic value of equity
+200 basis points	(5.2)	(3.4)
–50 basis points	(0.6)	(1.2)
Our projected net interest income and economic value of equity sensitivity measures were within our policy limits as of December 31, 2015 and 2014. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.

95	Capital One Financial Corporation (COF)

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
There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The sensitivity analysis described above contemplates only certain movements in interest rates and is performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual earnings and economic value of equity sensitivities to differ substantially from the above sensitivity analysis.

96	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Loans Held for Investment Portfolio Composition

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Credit Card:
Domestic credit card(1)	$87,939	$77,704	$73,255	$83,141	$56,609
International credit card	8,186	8,172	8,050	8,614	8,466
Total credit card	96,125	85,876	81,305	91,755	65,075
Consumer Banking:
Auto	41,549	37,824	31,857	27,123	21,779
Home loan	25,227	30,035	35,282	44,100	10,433
Retail banking	3,596	3,580	3,623	3,904	4,103
Total consumer banking	70,372	71,439	70,762	75,127	36,315
Commercial Banking:
Commercial and multifamily real estate	25,518	23,137	20,750	17,732	15,736
Commercial and industrial	37,135	26,972	23,309	19,892	17,088
Total commercial lending	62,653	50,109	44,059	37,624	32,824
Small-ticket commercial real estate	613	781	952	1,196	1,503
Total commercial banking	63,266	50,890	45,011	38,820	34,327
Other loans	88	111	121	187	175
Total loans held for investment	$229,851	$208,316	$197,199	$205,889	$135,892
__________

(1)	Includes installment loans of $16 million, $144 million, $323 million, $813 million and $1.9 billion as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

97	Capital One Financial Corporation (COF)

Table B—Performing Delinquencies(1)

	December 31,
	2015		2014		2013		2012		2011
(Dollars in millions)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)
Loans held for investment	$229,851	100.00%	$208,316	100.00%	$197,199	100.00%	$205,889	100.00%	$135,892	100.00%
Delinquent loans:
30-59 days	3,042	1.33%	2,803	1.34%	2,584	1.31%	2,629	1.28%	2,267	1.67%
60-89 days	1,636	0.71	1,394	0.67	1,313	0.67	1,399	0.68	1,043	0.77
90-119 days	603	0.26	508	0.24	512	0.26	628	0.30	497	0.36
120-149 days	493	0.21	409	0.20	418	0.21	485	0.24	390	0.29
150 or more days	409	0.18	346	0.17	361	0.18	414	0.20	355	0.26
Total	$6,183	2.69%	$5,460	2.62%	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%
By geographic area:
Domestic	$5,939	2.58%	$5,220	2.50%	$4,889	2.48%	$5,247	2.55%	$4,114	3.03%
International	244	0.11	240	0.12	299	0.15	308	0.15	438	0.32
Total	$6,183	2.69%	$5,460	2.62%	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%
__________

(1)
Acquired Loans are included in loans held for investment, but excluded from delinquent loans as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2015, 2014, 2013, 2012 and 2011 the Acquired Loan portfolio’s contractual 30 to 89 day delinquencies total $99 million, $152 million, $223 million, $369 million and $162 million, respectively. For loans 90+ day past due, see “MD&A—Table C—Nonperforming Loans and Other Nonperforming Assets.”

(2)
Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $262 million, $216 million, $190 million, $307 million and $74 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
The performing loan modifications and restructuring totaled $1.4 billion, $1.2 billion and $1.3 billion as of December 31, 2015, 2014 and 2013, respectively, and $1.4 billion as of both December 31, 2012 and 2011.

(4)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

98	Capital One Financial Corporation (COF)

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Nonperforming loans held for investment:(1)
Credit Card:
International credit card	$53	$70	$88	$100	$—
Total credit card	53	70	88	100	—
Consumer Banking:
Auto	219	197	194	149	106
Home loan	311	330	376	422	456
Retail banking	28	22	41	71	90
Total consumer banking	558	549	611	642	652
Commercial Banking:
Commercial and multifamily real estate	7	62	52	137	207
Commercial and industrial	538	106	93	133	125
Total commercial lending	545	168	145	270	332
Small-ticket commercial real estate	5	7	4	12	40
Total commercial banking	550	175	149	282	372
Other loans	9	15	19	30	35
Total nonperforming loans held for investment	$1,170	$809	$867	$1,054	$1,059
Other nonperforming assets:
Foreclosed property(2)	$126	$139	$113	$204	$169
Other assets(3)	198	183	160	109	95
Total nonperforming assets	$1,494	$1,131	$1,140	$1,367	$1,323
Nonperforming loans as a percentage of loans held for investment	0.51%	0.39%	0.44%	0.51%	0.78%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets	0.65	0.54	0.58	0.66	0.97
__________

(1)
The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans divided by the total outstanding unpaid principal balance of loans held for investment. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)	Includes acquired REOs of $101 million as of both December 31, 2015 and 2014, $68 million, $167 million and $86 million as of December 31, 2013, 2012 and 2011, respectively.

(3)
In 2013, we began including the net realizable value of auto loans that have been charged-off as a result of bankruptcy and repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets. Prior period amounts have been adjusted to conform to current period presentation.

99	Capital One Financial Corporation (COF)

Table D—Net Charge-offs(1)

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Average loans held for investment	$210,745	$197,925	$192,614	$187,915	$128,424
Net charge-offs	3,695	3,414	3,934	3,555	3,771
Net charge-off rate	1.75%	1.72%	2.04%	1.89%	2.94%
__________

(1)	Calculated for each loan category by dividing net charge-offs for the period divided by average loans held for investment during the period.

100	Capital One Financial Corporation (COF)

Table E—Summary of Allowance for Loan and Lease Losses and Unfunded Lending Commitments

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Allowance for loan and lease losses:
Balance at beginning of period	$4,383	$4,315	$5,156	$4,250	$5,628
Provision for credit losses	4,490	3,515	3,401	4,446	2,401
Charge-offs:
Credit card	(4,028)	(3,963)	(4,542)	(4,159)	(4,310)
Consumer banking	(1,082)	(989)	(888)	(797)	(732)
Commercial banking	(76)	(34)	(49)	(94)	(214)
Other loans	(7)	(10)	(26)	(43)	(59)
Total charge-offs	(5,193)	(4,996)	(5,505)	(5,093)	(5,315)
Recoveries:
Credit card	1,110	1,235	1,257	1,215	1,254
Consumer banking	351	314	272	266	248
Commercial banking	29	24	35	52	37
Other loans	8	9	7	5	5
Total recoveries	1,498	1,582	1,571	1,538	1,544
Net charge-offs	(3,695)	(3,414)	(3,934)	(3,555)	(3,771)
Other changes	(48)	(33)	(308)	15	(8)
Balance at end of period	$5,130	$4,383	$4,315	$5,156	$4,250
Unfunded lending commitments reserve:
Balance at beginning of period	$113	$87	$35	$66	$107
Provision (benefit) for unfunded lending commitments	46	26	52	(31)	(41)
Other changes	9	—	—	—	—
Balance at end of period	168	113	87	35	66
Combined allowance and unfunded reserve at end of period	$5,298	$4,496	$4,402	$5,191	$4,316
Allowance for loan and lease losses as a percentage of loans held for investment	2.23%	2.10%	2.19%	2.50%	3.13%
Combined allowance and unfunded reserve by geographic distribution:
Domestic	$4,999	$4,170	$4,024	$4,738	$3,844
International	299	326	378	453	472
Total	$5,298	$4,496	$4,402	$5,191	$4,316
Combined allowance and unfunded reserve by loan category:
Credit card	$3,654	$3,204	$3,214	$3,979	$2,847
Consumer banking	875	786	759	719	661
Commercial banking	765	501	418	460	772
Other loans	4	5	11	33	36
Total	$5,298	$4,496	$4,402	$5,191	$4,316

101	Capital One Financial Corporation (COF)

Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Period End Tangible Common Equity
Period end stockholders’ equity	$47,284	$45,053	$41,632	$40,425	$29,617
Goodwill and intangible assets(2)	(15,701)	(15,383)	(15,784)	(16,224)	(13,908)
Noncumulative perpetual preferred stock(3)	(3,294)	(1,822)	(853)	(853)	—
Tangible common equity	$28,289	$27,848	$24,995	$23,348	$15,709
Average Tangible Common Equity
Average stockholders' equity	$47,713	$44,268	$41,482	$37,265	$28,538
Average goodwill and intangible assets(2)	(15,273)	(15,575)	(15,938)	(15,604)	(13,981)
Average noncumulative perpetual preferred stock(3)	(2,641)	(1,213)	(853)	(331)	—
Average tangible common equity	$29,799	$27,480	$24,691	$21,330	$14,557
Period End Tangible Assets
Period end assets	$334,048	$308,167	$296,064	$311,682	$204,336
Goodwill and intangible assets(2)	(15,701)	(15,383)	(15,784)	(16,224)	(13,908)
Tangible assets	$318,347	$292,784	$280,280	$295,458	$190,428
Average Tangible Assets
Average assets	$313,474	$297,659	$296,200	$285,142	$198,323
Average goodwill and intangible assets(2)	(15,273)	(15,575)	(15,938)	(15,604)	(13,981)
Average tangible assets	$298,201	$282,084	$280,262	$269,538	$184,342
Non-GAAP TCE ratio
TCE ratio(4)	8.9%	9.5%	8.9%	7.9%	8.2%
Capital Ratios(5)
Common equity Tier 1 capital ratio(6)	11.1%	12.5%	N/A	N/A	N/A
Tier 1 common ratio(7)	N/A	N/A	12.2%	10.9%	9.6%
Tier 1 capital ratio(8)	12.4	13.2	12.6	11.3	12.0
Total capital ratio(9)	14.6	15.1	14.7	13.5	14.8
Tier 1 leverage ratio(10)	10.6	10.8	10.1	8.6	10.0
Supplementary leverage ratio(11)	9.2	N/A	N/A	N/A	N/A
Risk-weighted assets(12)	$265,739	$236,944	$224,556	$223,499	$155,571
Average assets for the leverage ratio	309,037	291,243	280,574	292,790	185,349

102	Capital One Financial Corporation (COF)

	December 31,
(Dollars in millions)	2015	2014
Regulatory Capital Under Basel III Standardized Approach(5)
Common equity excluding AOCI	$44,606	$43,661
Adjustments:
AOCI(13)(14)	(254)	(69)
Goodwill(2)	(14,296)	(13,805)
Intangible Assets(2)(14)	(393)	(243)
Other	(119)	(10)
Common equity Tier 1 capital	29,544	29,534
Tier 1 capital instruments(3)	3,294	1,822
Additional Tier 1 capital adjustments	—	(1)
Tier 1 capital	32,838	31,355
Tier 2 capital instruments	2,654	1,542
Qualifying allowance for loan and lease losses	3,346	2,981
Additional Tier 2 capital adjustments	—	1
Tier 2 capital	6,000	4,524
Total capital(15)	$38,838	$35,879

	December 31,
(Dollars in millions)	2013	2012	2011
Regulatory Capital Under Basel I(5)
Total stockholders’ equity	$41,632	$40,425	$29,617
Adjustments:
Net unrealized losses (gains) on investment securities available for sale recorded in AOCI(13)	791	(712)	(289)
Net losses on cash flow hedges recorded in AOCI(13)	136	2	71
Disallowed goodwill and intangible assets(2)	(14,326)	(14,428)	(13,855)
Disallowed deferred tax assets	—	—	(563)
Noncumulative perpetual preferred stock(3)	(853)	(853)	—
Other	(5)	(12)	(2)
Tier 1 common capital	27,375	24,422	14,979
Noncumulative perpetual preferred stock(3)	853	853	—
Tier 1 restricted core capital items	2	2	3,635
Tier 1 capital	28,230	25,277	18,614
Long-term debt qualifying as Tier 2 capital	1,914	2,119	2,438
Qualifying allowance for loan and lease losses	2,833	2,831	1,978
Other Tier 2 components	10	13	23
Tier 2 capital	4,757	4,963	4,439
Total capital(15)	$32,987	$30,240	$23,053
_________

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

(6)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(7)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.

(8)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

103	Capital One Financial Corporation (COF)

(9)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(10)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(11)
Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(12)
As of January 1, 2015, risk-weighted assets are calculated under the Basel III Standardized Approach, subject to transition provisions. Prior to January 1, 2015 risk-weighted assets were calculated under Basel I.

(13)	Amounts presented are net of tax.

(14)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014 and 40% for 2015.

(15)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

104	Capital One Financial Corporation (COF)

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
2015 Stock Repurchase Program: On March 11, 2015, we announced that our Board of Directors had authorized the repurchase of up to $3.125 billion of shares of our common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. On February 17, 2016 we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016.
Acquired Loans or PCI Loans: Refers to these loans acquired in a business combination that were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected in accordance with Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). Our Acquired Loans include a limited portion of commercial loans acquired in the fourth quarter of 2015 in the GE Healthcare acquisition, a limited portion of the credit card loans acquired in the 2012 U.S. card acquisitions and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase acquisitions.
The excess of cash flows expected to be collected over the estimated fair value of purchased loans represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between total contractual payments on the loans and all expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows from credit deterioration subsequent to acquisition will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans.
Annual Report: References to our “2015 Form 10-K” or “2015 Annual Report” or “this Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Banks: Refers to COBNA and CONA.
Basel Committee: The Basel Committee on Banking Supervision.
Basel III Advanced Approaches: The Basel III Advanced Approaches is mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance sheet foreign exposure of $10 million or more. The Final Basel III Capital Rule modified the Advanced Approaches version of Basel II to create the Basel III Advanced Approaches.
Basel III Standardized Approach: The Final Basel III Capital Rule modified Basel I to create the Basel III Standardized Approach, which requires for Basel III Advanced Approaches banking organizations that have yet to exit parallel run to use the Basel III Standardized Approach to calculate regulatory capital, including capital ratios, subject to transition provisions.
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

105	Capital One Financial Corporation (COF)

For Acquired Loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date.
CCB: Chevy Chase Bank, F.S.B., which was acquired by the Company in 2009.
COBNA: Capital One Bank (USA), National Association, one of our fully owned subsidiaries, which offers credit and debit card products, other lending products and deposit products.
Collective trusts: An investment fund formed from the pooling of investments by investors.
Common equity Tier 1 capital: Common equity, related surplus and retained earnings less accumulated other comprehensive income net of applicable phase-ins, less goodwill and intangibles net of associated deferred tax liabilities and applicable phase-ins, less other deductions, as defined by regulators.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”): Regulatory reform legislation signed into law on July 21, 2010. This law broadly affects the financial services industry and contains numerous provisions aimed at strengthening the sound operation of the financial services sector.
Exchange Act: The Securities Exchange Act of 1934.
eXtensible Business Reporting Language (“XBRL”): A language for the electronic communication of business and financial data.
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation.
Federal Reserve: Board of Governors of the Federal Reserve System.
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical modeling software created by Fair Isaac Corporation utilizing data collected by the credit bureaus.
Final Basel III Capital Rule: The Federal Baking Agencies issued a rule in July 2013 implementing the Basel III capital framework developed by the Basel Committee as well as certain Dodd-Frank Act and other capital provisions.
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
Impairment: The condition when the carrying amount of an asset exceeds or is expected to exceed its fair value.

106	Capital One Financial Corporation (COF)

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
Managed presentation: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Market risk: The risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates or other market factors.
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
North Fork: North Fork Bancorporation, Inc., which was acquired by the Company in 2006.
Operational risk: The risk of loss, capital impairment, adverse customer experience or reputational impact resulting from failure to comply with policies and procedures, failed internal processes or systems, or from external events.
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

107	Capital One Financial Corporation (COF)

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
Recorded investment: The amount of the investment in a loan which includes any direct write-down of the investment.
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
SOP 03-3: Statement of Position 03-3 (or ASC 310-30), Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
Small-ticket commercial real estate: Our small-ticket commercial real estate portfolio is predominantly low- or no-documentation loans with balances generally less than $2 million. This portfolio was originated on a national basis through a broker network and is in a run-off mode.
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
U.K. PPI Reserve: U.K. Payment Protection Insurance customer refund reserve.

108	Capital One Financial Corporation (COF)

U.S. GAAP: Accounting principles generally accepted in the United States of America. Accounting rules and conventions defining acceptable practices in preparing financial statements in the U.S.
Unfunded commitments: Legally binding agreements to provide a defined level of financing until a specified future date.
Variable Interest Entity (“VIE”): An entity that: (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional financial support from other parties; (ii) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (iii) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or return.
Volcker Rule: A final rule implementing Section 619 of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds and similar funds).

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
DIF: Deposit Insurance Fund
DUS: Delegated Underwriting and Servicing
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHA: Federal Housing Administration
FHLB: Federal Home Loan Banks
FICO: Fair Isaac Corporation (credit rating)
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GBP: Great British Pound
GDP: Gross domestic product

109	Capital One Financial Corporation (COF)

Ginnie Mae: Government National Mortgage Association
GLBA: Gramm-Leach-Bliley Act
GSE or Agency: Government-Sponsored Enterprise
HELOCs: Home Equity Lines of Credit
HFI: Held for Investment
HSBC: HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc.
LCR: Liquidity Coverage Ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights
NOW: Negotiable order of withdrawal
NSFR: Net stable funding ratio
OCC: Office of the Comptroller of the Currency
OTC: Over-the-counter
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SCRA: Servicemembers Civil Relief Act
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible Common Equity
TDR: Troubled Debt Restructuring
TILA: Truth in Lending Act
U.K.: United Kingdom
U.S.: United States of America
UCL: Unfair Competition Law
VAC: Valuations Advisory Committee
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management—Market Risk Management” and “MD&A—Market Risk Profile.”

110	Capital One Financial Corporation (COF)

Item 8. Financial Statements and Supplementary Data

111	Capital One Financial Corporation (COF)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Capital One Financial Corporation (the “Company” or “Capital One”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Capital One’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), commonly referred to as the “2013 Framework.” As allowed for by the SEC under the current year acquisition scope exception, management’s assessment of the effectiveness of the internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of the Healthcare Financial Services business of General Electric Capital Corporation, which was acquired on December 1, 2015. As part of this acquisition, we recorded approximately $9.2 billion in assets, including $8.3 billion of loans.
Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

February 25, 2016

112	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Capital One Financial Corporation
We have audited Capital One Financial Corporation’s (the “Company” or “Capital One”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Healthcare Financial Services business acquired from General Electric Capital Corporation, which is included in the 2015 consolidated financial statements of Capital One Financial Corporation and constituted $9.2 billion in assets, including $8.3 billion of loans, as of December 1, 2015. Our audit of internal control over financial reporting of Capital One Financial Corporation also did not include an evaluation of the internal control over financial reporting of the Healthcare Financial Services business acquired from General Electric Capital Corporation.
In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

113	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Capital One Financial Corporation:
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company” or “Capital One”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2015, the Company elected to change its method of accounting to move from a gross basis of presentation to a net basis for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a right of setoff exists.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2015	2014	2013
Interest income:
Loans, including loans held for sale	$18,785	$17,662	$18,222
Investment securities	1,575	1,628	1,575
Other	99	107	101
Total interest income	20,459	19,397	19,898
Interest expense:
Deposits	1,091	1,088	1,241
Securitized debt obligations	151	145	183
Senior and subordinated notes	330	299	315
Other borrowings	53	47	53
Total interest expense	1,625	1,579	1,792
Net interest income	18,834	17,818	18,106
Provision for credit losses	4,536	3,541	3,453
Net interest income after provision for credit losses	14,298	14,277	14,653
Non-interest income:
Service charges and other customer-related fees	1,715	1,867	2,118
Interchange fees, net	2,235	2,021	1,896
Total other-than-temporary impairment	(39)	(23)	(37)
Less: Portion of other-than-temporary impairment recorded in AOCI	9	(1)	(4)
Net other-than-temporary impairment recognized in earnings	(30)	(24)	(41)
Other	659	608	305
Total non-interest income	4,579	4,472	4,278
Non-interest expense:
Salaries and associate benefits	4,975	4,593	4,480
Occupancy and equipment	1,829	1,745	1,541
Marketing	1,744	1,561	1,373
Professional services	1,292	1,216	1,347
Communications and data processing	883	798	897
Amortization of intangibles	430	532	671
Other	1,843	1,735	2,044
Total non-interest expense	12,996	12,180	12,353
Income from continuing operations before income taxes	5,881	6,569	6,578
Income tax provision	1,869	2,146	2,224
Income from continuing operations, net of tax	4,012	4,423	4,354
Income (loss) from discontinued operations, net of tax	38	5	(233)
Net income	4,050	4,428	4,121
Dividends and undistributed earnings allocated to participating securities	(20)	(18)	(17)
Preferred stock dividends	(158)	(67)	(53)
Net income available to common stockholders	$3,872	$4,343	$4,051
Basic earnings per common share:
Net income from continuing operations	$7.08	$7.70	$7.39
Income (loss) from discontinued operations	0.07	0.01	(0.40)
Net income per basic common share	$7.15	$7.71	$6.99
Diluted earnings per common share:
Net income from continuing operations	$7.00	$7.58	$7.28
Income (loss) from discontinued operations	0.07	0.01	(0.39)
Net income per diluted common share	$7.07	$7.59	$6.89
Dividends paid per common share	$1.50	$1.20	$0.95
See Notes to Consolidated Financial Statements.

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net income	$4,050	$4,428	$4,121
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on securities available for sale	(248)	304	(597)
Net changes in securities held to maturity	96	76	(897)
Net unrealized gains (losses) on cash flow hedges	110	120	(155)
Foreign currency translation adjustments	(135)	(48)	8
Other	(9)	(10)	30
Other comprehensive (loss) income, net of tax	(186)	442	(1,611)
Comprehensive income	$3,864	$4,870	$2,510

See Notes to Consolidated Financial Statements.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,407	$3,147
Interest-bearing deposits with banks	4,577	4,095
Federal funds sold and securities purchased under agreements to resell	39	0
Total cash and cash equivalents	8,023	7,242
Restricted cash for securitization investors	1,017	234
Securities available for sale, at fair value	39,061	39,508
Securities held to maturity, at carrying value	24,619	22,500
Loans held for investment:
Unsecuritized loans held for investment	196,068	171,771
Restricted loans for securitization investors	33,783	36,545
Total loans held for investment	229,851	208,316
Allowance for loan and lease losses	(5,130)	(4,383)
Net loans held for investment	224,721	203,933
Loans held for sale, at lower of cost or fair value	904	626
Premises and equipment, net	3,584	3,685
Interest receivable	1,189	1,079
Goodwill	14,480	13,978
Other assets	16,450	15,382
Total assets	$334,048	$308,167

Liabilities:
Interest payable	$299	$254
Deposits:
Non-interest bearing deposits	25,847	25,081
Interest-bearing deposits	191,874	180,467
Total deposits	217,721	205,548
Securitized debt obligations	16,166	11,624
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	880
Senior and subordinated notes	21,837	18,684
Other borrowings	20,131	17,269
Total other debt	42,949	36,833
Other liabilities	9,629	8,855
Total liabilities	286,764	263,114
Commitments, contingencies and guarantees (see Note 21)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 3,375,000 and 1,875,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 648,317,395 and 643,557,048 shares issued as of December 31, 2015 and 2014, respectively, and 527,259,920 and 553,391,311 shares outstanding as of December 31, 2015 and 2014, respectively)	6	6
Additional paid-in capital, net	29,655	27,869
Retained earnings	27,045	23,973
Accumulated other comprehensive loss	(616)	(430)
Treasury stock at cost (par value $.01 per share; 121,057,475 and 90,165,737 shares as of December 31, 2015 and 2014, respectively)	(8,806)	(6,365)
Total stockholders’ equity	47,284	45,053
Total liabilities and stockholders’ equity	$334,048	$308,167
See Notes to Consolidated Financial Statements.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,779	$739	$(3,287)	$40,425
Comprehensive income (loss)						4,121	(1,611)		2,510
Dividends—common stock						(555)			(555)
Dividends—preferred stock						(53)			(53)
Purchases of treasury stock								(1,033)	(1,033)
Issuances of common stock and restricted stock, net of forfeitures			3,049,705	0	81				81
Exercise of stock options, tax effects of exercises and restricted stock vesting			2,295,510	0	114				114
Compensation expense for restricted stock awards and stock options					143				143
Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,292	$(872)	$(4,320)	$41,632
Comprehensive income						4,428	442		4,870
Dividends—common stock						(680)			(680)
Dividends—preferred stock						(67)			(67)
Purchases of treasury stock								(2,045)	(2,045)
Issuances of common stock and restricted stock, net of forfeitures			1,373,725	0	100				100
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			5,031,523	0	146				146
Issuances of preferred stock (Series C and Series D)	1,000,000	0			969				969
Compensation expense for restricted stock awards and stock options					128				128
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
Comprehensive income (loss)						4,050	(186)		3,864
Dividends—common stock			46,846	0	4	(820)			(816)
Dividends—preferred stock						(158)			(158)
Purchases of treasury stock								(2,441)	(2,441)
Issuances of common stock and restricted stock, net of forfeitures			2,603,953	0	111				111
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			2,109,548	0	71				71
Issuances of preferred stock (Series E and Series F)	1,500,000	0			1,472				1,472
Compensation expense for restricted stock awards and stock options					128				128
Balance as of December 31, 2015	3,375,000	$0	648,317,395	$6	$29,655	$27,045	$(616)	$(8,806)	$47,284
See Notes to Consolidated Financial Statements.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Operating activities:
Income from continuing operations, net of tax	$4,012	$4,423	$4,354
Income (loss) from discontinued operations, net of tax	38	5	(233)
Net income	4,050	4,428	4,121
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,536	3,541	3,453
Depreciation and amortization, net	2,100	2,002	2,065
Net loss (gain) on sales of securities available for sale	2	(21)	(7)
Impairment losses on securities available for sale	30	24	41
Gain on sales of loans held for sale	(86)	(48)	(32)
Stock plan compensation expense	161	205	240
Loans held for sale:
Originations and purchases	(6,942)	(5,619)	(2,276)
Proceeds from sales and paydowns	6,805	5,365	2,469
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(72)	(29)	356
Increase in other assets	(998)	(478)	(576)
Increase (decrease) in interest payable	45	22	(165)
Increase in other liabilities	575	99	550
Net cash used by discontinued operations	(79)	(187)	(255)
Net cash provided by operating activities	10,127	9,304	9,984
Investing activities:
Securities available for sale:
Purchases	(12,200)	(12,650)	(14,951)
Proceeds from paydowns and maturities	7,742	7,968	13,664
Proceeds from sales	4,379	7,417	2,539
Securities held to maturity:
Purchases	(4,277)	(4,827)	(1,111)
Proceeds from paydowns and maturities	2,163	1,471	266
Loans:
Net (increase) decrease in loans held for investment	(18,575)	(16,563)	2,291
Principal recoveries of loans previously charged off	1,498	1,582	1,589
Purchases of premises and equipment	(532)	(502)	(818)
Net cash paid for acquisitions	(9,314)	(24)	(204)
Net cash (used) provided by other investing activities	(610)	137	456
Net cash (used) provided by investing activities	(29,726)	(15,991)	3,721
Financing activities:
Deposits and borrowings:
(Increase) decrease in restricted cash for securitization investors	(783)	640	(446)
Net increase (decrease) in deposits	12,163	1,017	(7,972)
Issuance of securitized debt obligations	5,062	4,291	2,200
Maturities and paydowns of securitized debt obligations	(500)	(2,992)	(3,309)
Issuance of senior and subordinated notes and long-term FHLB advances	31,830	7,714	2,063
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(9,579)	(2,375)	(777)
Redemption of junior subordinated debentures	0	0	(3,641)
Net (decrease) increase in other short-term borrowings	(16,066)	919	(5,144)
See Notes to Consolidated Financial Statements.
Common stock:
Net proceeds from issuances	111	100	81
Dividends paid	(816)	(679)	(555)
Preferred stock:
Net proceeds from issuances	1,472	969	0
Dividends paid	(158)	(67)	(53)
Purchases of treasury stock	(2,441)	(2,045)	(1,033)
Proceeds from share-based payment activities	85	146	114
Net cash provided (used) by financing activities	20,380	7,638	(18,472)
Increase (decrease) in cash and cash equivalents	781	951	(4,767)
Cash and cash equivalents at beginning of the period	7,242	6,291	11,058
Cash and cash equivalents at end of the period	$8,023	$7,242	$6,291
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$268	$182	$6,846
Transfer from securities available for sale to securities held to maturity	0	0	18,275
Net debt exchange of senior and subordinated notes	0	0	1,968
Interest paid	1,643	1,569	1,936
Income tax paid	1,732	1,603	1,721

See Notes to Consolidated Financial Statements.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2015, our principal subsidiaries included:

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
Our principal operations are currently organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions into our business segments, and the allocation methodologies and accounting policies used to derive our business segment results in “Note 20—Business Segments.”
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
Investments in entities where we do not have a controlling financial interest but we have significant influence over the entity’s financial and operating decisions (generally defined as owning a voting interest of 20% to 50%) are accounted for under the equity method. If we own less than 20% of a voting interest entity, we generally carry the investment at cost, except marketable equity securities, which we carry at fair value with changes in fair value included in accumulated other comprehensive income (“AOCI”). We report investments accounted for under the equity or cost method in other assets on our consolidated balance sheets, and include our share of income or loss on equity method investments and dividends on cost method investments in other non-interest income in our consolidated statements of income.
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. An entity is deemed to be primary beneficiary if a VIE has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
We perform on-going reassessments to evaluate whether changes in an entity’s capital structure or changes in the nature of our involvement with the entity result in a change to the VIE designation or a change to our consolidation conclusion. See “Note 7—Variable Interest Entities and Securitizations” for further details.
Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, federal funds sold and securities purchased under agreements to resell, and interest-bearing deposits with banks, all of which, if applicable, have stated maturities of three months or less when acquired.
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
Investment Securities
Our investment securities primarily consist of U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency and non-agency residential mortgage-backed securities and commercial mortgage-backed securities; other asset-backed securities and other securities. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we intend to hold for an indefinite period of time and may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity.
We report securities available for sale on our consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of AOCI. We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value generally is equal to amortized cost. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. Any unrealized gains and losses at the transfer date are thereafter included in AOCI. Such unrealized gains or losses are accreted over the remaining life of the security and are expected to offset the amortization of the related premium or discount created upon the investment securities transfer into the held to maturity category, with no expected impact on future net income.
Unamortized premiums, discounts and other basis adjustments are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of investment securities on a trade date basis. Realized gains and losses from the sale of debt securities are computed using the first in first out method of identification, and are included in non-interest income in our consolidated statements of income. If we intend to sell an available for sale security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in our consolidated statements of income.
We regularly evaluate our securities whose values have declined below amortized cost to assess whether the decline in fair value represents an other-than-temporary impairment (“OTTI”). Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. We discuss our assessment of and accounting for OTTI in “Note 4—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 19—Fair Value Measurement.”
Our investment portfolio also includes certain acquired debt securities that were deemed to be credit impaired at the acquisition date, and therefore are accounted for in accordance with accounting guidance for purchased credit-impaired (“PCI”) loans and debt securities. These securities are recorded at fair value at the acquisition date using the estimated cash flows we expect to collect discounted by the prevailing market interest rate. The difference between the contractually required payments due and the undiscounted cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference reflects estimated future credit losses expected to be incurred over the life of the security, and is neither accreted into income nor recorded on our consolidated balance sheet. The excess of the undiscounted cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income using an effective yield method over the remaining life of the security. Decreases in expected cash flows attributable to credit result in the recognition of OTTI. Significant increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield. See “Loans Acquired” in this Note for further discussion of accounting guidance for purchased credit-impaired loans and debt securities.
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
Loan Classification
Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether the loans are originated or purchased and whether purchased loans are considered credit-impaired at the date of acquisition. The presentation within the consolidated statements of cash flows is based on management’s intent at acquisition or origination. Cash flows related to unrestricted loans held for investment are included in cash flows from investing activities on our consolidated statements of cash flows while cash flows from restricted loans for securitization investors are included in cash flows from financing activities. The difference is due to the treatment of securitization transactions as secured borrowings. Cash flows related to unrestricted loans held for sale are included in cash flows from operating activities on our consolidated statements of cash flows.
Loans Held for Investment
Loans that we have the ability and intent to hold for the foreseeable future and loans associated with on-balance sheet securitization transactions accounted for as secured borrowings are classified as held for investment. Loans classified as held for investment, except Acquired Loans accounted for based upon expected cash flows described below, are reported at their amortized cost, which is the outstanding principal balance, net of any unearned income, unamortized deferred fees and costs, unamortized premiums and discounts and charge-offs. Credit card loans also include billed finance charges and fees, net of the estimated uncollectible amount.
Interest income is recognized on loans held for investment on an accrual basis. We generally defer certain loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the effective interest method. Where appropriate, prepayment estimates are factored into the calculation of the constant effective yield necessary to apply the interest method. Prepayment estimates are based on historical prepayment data and existing and forecasted interest rates and economic data. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. We establish an allowance for loan losses for probable losses inherent in our held for investment loan portfolio as of each balance sheet date. Loans held for investment are subject to our allowance for loan and lease losses methodology described below under “Allowance for Loan and Lease Losses.”
Loans Held for Sale
Loans purchased or originated with the intent to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Interest on these loans is recognized on an accrual basis. These loans are recorded at the lower of amortized cost or fair value. Loan origination fees and direct loan origination costs are deferred until the loan is sold and are then recognized as part of the total gain or loss on sale.
If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off and amortization of deferred loan origination fees and costs ceases. Subsequent to transfer, we report write-downs or recoveries in fair value up to the carrying value at the date of transfer and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income. We calculate the gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold, net of the fair value of any retained servicing rights.
Loans Acquired
All purchased loans, including loans transferred in a business combination, acquired on or after January 1, 2009, are initially recorded at fair value, which includes consideration of expected future losses, as of the date of the acquisition. We account for purchased loans using the guidance for accounting for purchased credit-impaired loans and debt securities, which is based upon expected cash flows, if the purchased loans have a discount attributable, at least in part, to credit deterioration and they are not specifically scoped out of the guidance. We refer to these purchased loans that are subsequently accounted for based on expected cash flows to be collected in accordance with Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”) as “Acquired Loans” or “PCI loans.” Other purchased loans that don’t meet our criteria described above are accounted for based on contractual cash flows.
Loans Acquired and Accounted for Based on Expected Cash Flows
In accounting for purchased loans based on expected cash flows, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect, incorporating several key assumptions including expected default rates, loss severities and the amount and timing of prepayments. We estimate the fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We may aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset, with a single composite interest rate and an aggregate fair value and expected cash flows.
The excess of cash flows expected to be collected over the estimated fair value of purchased loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheets, but is accreted into interest income over the life of the loan, or pool of loans, using the effective interest method. The difference between total contractual payments on the loans and all expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible.
Subsequent to acquisition, we evaluate our estimate of cash flows expected to be collected on a quarterly basis. These evaluations require the use of key assumptions and estimates similar to those used in estimating the initial fair value at acquisition. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from the nonaccretable difference to the accretable yield. Decreases in expected cash flows resulting from credit deterioration subsequent to acquisition will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans. Increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses established subsequent to acquisition. The excess over the recorded allowance for loan and lease losses would result in a reclassification to the accretable yield from the nonaccretable difference and an increase in interest income recognized over the remaining life of the loan or pool of loans. Disposals of loans in the form of sales to third parties, receipt of payment in full or in part by the borrower, and foreclosure of the collateral, result in removal of the loan from the Acquired Loans portfolio. See “Note 5—Loans” for additional information.
Loans Acquired and Accounted for Based on Contractual Cash Flows
To determine the fair value of loans at acquisition in a business combination, we estimate discounted contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon trends in default rates and loss severities. The difference between the fair value and the contractual cash flows is recorded as a loan discount or premium at acquisition. Subsequent to acquisition, the loans are classified and accounted for as either held for investment or held for sale based on management’s ability and intent. Loans held for investment are subject to our allowance for loan and lease losses methodology described below under “Allowance for Loan and Lease Losses.”
We are permitted to aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. If we elect to pool loans, a pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral. A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). Our loan modifications typically include an extension of the loan term, a reduction in the interest rate, or a combination of both. We describe our accounting for and measurement of impairment on restructured loans below under “Impaired Loans.” See “Note 5—Loans” for additional information on our loan modifications and restructurings.
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
Nonperforming loans generally include loans that have been placed on nonaccrual status. As described above, we do not report loans classified as held for sale as nonperforming.
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

•
Consumer banking loans: We classify consumer banking loans as nonperforming when we determine that the collectability of all interest and principal on the loan is not reasonably assured, generally when the loan becomes 90 days past due. We accrue interest on consumer installment loans until charge off.

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

•	Acquired Loans: Acquired Loans are not classified as delinquent or nonperforming.
Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against interest and fee income. In addition, the amortization of net deferred loan fees is suspended. Interest and fee income is subsequently recognized only upon the receipt of cash payments. If there is doubt regarding the ultimate collectability of loan principal, all cash received is generally applied against the principal balance of the loan. Nonaccrual loans are generally returned to accrual status when all principal and interest is current and repayment of the remaining contractual principal and interest is reasonably assured, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude Acquired Loans accounted for based on expected cash flows at acquisition because this accounting methodology takes into consideration expected future credit losses.
Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. Our policies for identifying loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Consumer banking loans: Consumer loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Commercial banking loans: Commercial loans classified as nonperforming and commercial loans that have been modified in a troubled debt restructuring are reported as individually impaired.

•	Acquired Loans: Acquired Loans are tracked and reported separately from other impaired loans.
The majority of individually impaired loans are evaluated for an asset-specific allowance. Although a loan modified in a TDR may be returned to accrual status if the criteria described above under “Delinquent and Nonperforming Loans” are met, we continue to report the loan as impaired until maturity.
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
Charge-Offs
We charge-off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as an increase to the allowance for loan and lease losses. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Costs to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off time frames for loans by loan type are presented below.

•
Credit card loans: We generally charge-off credit card loans in the period the account becomes 180 days past due. We charge off delinquent credit card loans for which revolving privileges have been revoked as part of loan workout when the account becomes 120 days past due. Credit card loans in bankruptcy are generally charged-off by the end of the month following 30 days after the receipt of a complete bankruptcy notification from the bankruptcy court. Credit card loans of deceased account holders are charged-off by the end of the month following 60 days of receipt of notification.

•
Consumer banking loans: We generally charge-off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and 120 days for auto and other consumer installment loans. Small business banking loans generally charge off at 90 or 120 days past due based on when unpaid principal loan amounts are deemed uncollectible. We calculate the initial charge-off amount for home loans based on the excess of our recorded investment in the loan over the fair value of the underlying property less estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and may recognize additional charge-offs for subsequent declines in home values. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans where the borrower has filed for Chapter 11 bankruptcy are generally charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date. Auto and home loans where the borrower has filed for Chapter 7 bankruptcy are charged off by the end of the month in which the bankruptcy notification is received. Consumer loans of deceased account holders are charged-off by the end of the month following 60 days of receipt of notification.

•	Commercial banking loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•
Acquired Loans: We do not record charge-offs on Acquired Loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a discount for expected future credit losses. We record charge-offs on Acquired Loans only if actual losses exceed estimated credit losses incorporated into the fair value recorded at acquisition.

Allowance for Loan and Lease Losses
We maintain an allowance for loan and lease losses (“allowance”) that represents management’s best estimate of incurred loan and lease losses inherent in our held for investment portfolio as of each balance sheet date. The provision for credit losses, which is charged to income, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added back.
Management performs a quarterly analysis of our loan portfolio to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolios and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; (ii) an asset-specific component for individually impaired loans; and (iii) a component related to Acquired Loans that have experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components is supplemented by an amount that represents management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance. Management’s judgment involves an assessment of subjective factors, such as process risk, modeling assumption and adjustment risks and probable internal and external events that will likely impact losses.
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
The component of the allowance related to credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate probable losses incurred and consider several portfolio indicators including, but not limited to, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, credit bureau scores and general economic and business trends. Management believes these factors are relevant in estimating probable losses incurred and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
The component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. We apply internal risk ratings to commercial loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (default rate) and loss given default (loss severity). Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.
The asset-specific component of the allowance covers smaller-balance homogeneous consumer loans whose terms have been modified in a TDR and larger balance nonperforming, non-homogeneous commercial loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. When the present value of expected future cash flows is lower than the carrying value of the loan, impairment is recognized through the provision for credit losses. If the loan is collateral dependent, we measure impairment based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.
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
In addition to the allowance, we also estimate probable losses related to contractually binding unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale, which we use to assess credit quality and derive a total loss estimate. We assess these risk classifications, taking into consideration both quantitative and qualitative factors, including historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and other pertinent information to estimate the reserve for unfunded lending commitments.
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
Premises and Equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is carried at cost. We capitalize direct costs incurred during the application development stage of internally developed software projects. Depreciation and amortization expenses are generally calculated using the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are estimated as follows:

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computer software	3-7 years
Leasehold improvements	Lesser of useful life or the remaining fixed non-cancelable lease term
Expenditures for maintenance and repairs are expensed in non-interest expense as incurred. Gains or losses upon disposition are reflected in income as realized.
Goodwill and Intangible Assets
Goodwill is not amortized but is tested for impairment at the reporting unit level annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. A reporting unit is defined as an operating segment or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto, Other Consumer Banking and Commercial Banking. The annual goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If fair value is less than the carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss. Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 8—Goodwill and Intangible Assets” for additional detail.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, our consumer MSRs are carried at fair value on our consolidated balance sheets with changes in fair value recognized in non-interest income. Our commercial MSRs are subsequently accounted for under the amortization method and are periodically evaluated for impairment, which is recognized as a reduction in non-interest income. See “Note 8—Goodwill and Intangible Assets” and “Note 19—Fair Value Measurement” for additional information.
Foreclosed Property and Repossessed Assets
Foreclosed property and repossessed assets obtained through our lending activities typically include commercial and residential real estate or personal property, such as automobiles, and are recorded at net realizable value. For home loans collateralized by residential real estate, we reclassify loans to foreclosed property at the earlier of when we obtain legal title to the residential real estate property or when the borrower conveys all interest in the property to us. For all other foreclosed property and repossessed assets, we reclassify the loan to repossessed assets upon repossession of the property in satisfaction of the loan. Net realizable value is the estimated fair value of the underlying collateral less estimated selling costs and is based on appraisals, when available. We routinely monitor and update the net realizable value of acquired property, adjusting our accounting to be equal to the lower of cost or net realizable value. Any changes in net realizable value and gains or losses realized from disposition of the property are recorded in non-interest expense. See “Note 19—Fair Value Measurement” for details.
Restricted Equity Investments
We have investments in Federal Home Loan Banks (“FHLB”) stock and in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable and are carried at cost. We assess these investments for OTTI in accordance with applicable accounting guidance for evaluating impairment. See “Note 10—Deposits and Borrowings” for details.
Representation and Warranty Reserve
In connection with the sales of mortgage loans, certain of our subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for loan losses incurred on the loan in the event of a material breach of contractual representations or warranties.
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
Losses incurred on loans that we are required to either repurchase or make payments to the investor under indemnification provisions are charged against the representation and warranty reserve. The representation and warranty reserve is included in other liabilities on our consolidated balance sheets. Changes to the representation and warranty reserve related to GreenPoint Mortgage Funding, Inc. (“GreenPoint”) are reported as discontinued operations for all periods presented. See “Note 21—Commitments, Contingencies, Guarantees and Others” for additional information related to our representation and warranty reserve.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards, in the form of points, that can be redeemed for cash (primarily in the form of statement credits), gift cards, airline tickets or merchandise, based on account activity. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. Customer rewards costs are generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve, when the rewards are earned by the customer. The customer rewards reserve is computed based on the estimated future cost of earned points that are expected to be redeemed and the average cost per point redeemed. The customer rewards reserve is reduced as points are redeemed. In estimating the customer rewards reserve, we consider historical rewards redemption behavior, the terms and conditions of the current rewards programs and card purchase activity. The customer rewards reserve is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $3.2 billion and $2.7 billion as of December 31, 2015 and 2014, respectively.
Revenue Recognition
Interest Income and Fees
We recognize interest income, including finance charges, and fees on loans in interest and non-interest income in our consolidated statements of income in accordance with the contractual provisions of the credit arrangements. Loan origination fees and costs and premiums and discounts are generally deferred and amortized over the average life of the related loans using the effective interest method, except for those related to credit cards, which are amortized over 12 months on a straight-line basis. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan.
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
Card Partnership Agreements
Our partnership agreements relate to alliances with retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and co-branded credit card loans to these customers over the term of the partnership agreements, which typically range from two to ten years.
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
When presented on a net basis, the loss sharing amounts due from partners are recorded as a reduction to our provision for credit losses on our consolidated statements of income and reduce the charge-off amounts that we report. The allowance for loan and lease losses attributable to these portfolios are also reduced by the loss sharing amount due from the partners. See “Note 6—Allowance for Loan and Lease Losses” for additional information related to our loss sharing arrangements.
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
We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.1 billion, $1.0 billion and $965 million in 2015, 2014, and 2013, respectively, for amounts earned by the partner, as part of the revenue sharing agreement. The financial statement impact of all of our loss sharing arrangements that qualify for net accounting treatment is disclosed in “Note 6—Allowance for Loan and Lease Losses.”
Stock-Based Compensation
We reserve common shares for issuance to employees, directors and third-party service providers, in various forms, including stock options, stock appreciation rights, restricted stock awards and units and performance share awards and units. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash. For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s service period. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. Equity units and restricted stock units that are cash-settled are accounted for as liability awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the period of time between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expense recognition upon grant. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.
Stock-based compensation expense for equity classified stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Significant judgment is required when determining the inputs into the fair value model and the expected forfeiture rate of stock options. For awards other than stock options, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Certain share-settled awards have discretionary vesting conditions which result in a requirement to remeasure at fair value each reporting period and potential for compensation expense to fluctuate with changes in our stock price.
Marketing Expenses
We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.
Income Taxes
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See “Note 18—Income Taxes” for additional detail.
Earnings Per Share
Earnings per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared or accumulated and participation rights in undistributed earnings as if all such earnings had been distributed during the period. We have unvested share-based payment awards which have a right to receive nonforfeitable dividends. These share-based payment awards are deemed to be participating securities.
Earnings per common share is calculated by dividing net income, after deducting dividends on preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares. We calculate diluted earnings per share by dividing net income, after deducting dividends on preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents. Common stock equivalents include warrants, stock options, restricted stock awards and units and performance share awards and units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares sold during the period. Dilution is not considered when the Company is in a net loss position. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share.
Derivative Instruments and Hedging Activities
All derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities, with consideration of legally enforceable master netting arrangements that allow us to net settle positive and negative positions and offset cash collateral with the same counterparty. We report net derivatives in a gain position, or derivative assets, on our consolidated balance sheets as a component of other assets. We report net derivatives in a loss position, or derivative liabilities, on our consolidated balance sheets as a component of other liabilities. See “Note 11—Derivative Instruments and Hedging Activities” for additional detail on the accounting for derivative instruments, including those designated as qualifying for hedge accounting.
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
The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into income. We have not made any material fair value option elections as of and for the years ended December 31, 2015, 2014 and 2013. See “Note 19—Fair Value Measurement” for additional information.
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
If the acquired set of activities and assets does not meet the accounting definition of a business, the transaction is accounted for as an asset acquisition. In an asset acquisition, the assets acquired are recorded at the purchase price plus any transaction costs incurred and no goodwill is recognized.
Change in Accounting Principle
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
New Accounting Standards Adopted
Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and presentation of changes to the provisional amounts recognized in a business combination. An acquirer should recognize adjustments to provisional amounts with a corresponding adjustment of goodwill, as well as the effect on income of changes in depreciation, amortization or other income effects, in the reporting period in which the adjustments are identified as if the accounting had been completed at the acquisition date. Disclosure is required, by line item, of the amount recorded in current period income that would have been recorded in previous reporting periods. We early adopted the guidance in the fourth quarter of 2015 on a prospective basis with no impact to our consolidated financial statements in the period of adoption. The accounting for business combinations after adoption will be subject to this new guidance if the initial accounting is incomplete by the end of the reporting period in which the combination occurs.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We early adopted the guidance in the fourth quarter of 2015. Our adoption did not have a material impact on our consolidated balance sheets.
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
Recently Issued but Not Yet Adopted Accounting Standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued revised guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of the guidance include, (i) most equity investments are to be measured at fair value and recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the use of the exit price notion is required when valuing financial instruments for disclosure purposes; (iii) an entity shall present separately in other comprehensive income the portion of the total change in the fair value of a liability under fair value option resulting from a change in the instrument-specific credit risk; (iv) the determination of the need for a valuation allowance on a deferred tax asset related to an available-for-sale securities must be made in combination with other deferred tax assets. The guidance eliminates the current classifications of equity securities as trading or available-for-sale and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the consolidated balance sheets or within the accompanying notes. The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. The guidance will be effective January 1, 2018. Early adoption is only permitted for the requirement to present the portion of the total change in fair value attributable to a change in the instrument-specific credit risk in other comprehensive income. We are currently assessing the potential impact of this new guidance on our consolidated financial statements.
Revenue from Contracts with Customers
In August 2015, the FASB deferred by one year the effective date for revenue recognition guidance to January 1, 2018, with early adoption permitted effective January 1, 2017. In May 2014, the FASB issued revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. We do not plan to early adopt the guidance. We are currently assessing the potential impact of this new guidance on our consolidated financial statements and which transition method we plan to elect.
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the FASB issued revised guidance intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance also removed the indefinite deferral of specialized guidance for certain investment funds.  We adopted the guidance effective in the first quarter of 2016 on a modified retrospective basis. The amendments did not have a material impact on our consolidated financial statements.

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BUSINESS DEVELOPMENTS
On December 1, 2015, we acquired the Healthcare Financial Services business of General Electric Capital Corporation (“GE Healthcare acquisition”), which provides financing to companies in various healthcare sectors, including hospitals, senior housing, medical offices, pharmaceuticals, medical devices and healthcare technology. The GE Healthcare acquisition expands our healthcare lending business within our Commercial Banking segment. We paid $8.9 billion net of cash acquired, with a customary post-closing adjustment expected in 2016. The transaction was funded through liquidity resources available to us at that time.
The GE Healthcare acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on our best estimates of fair value as of the acquisition date. As of the acquisition date, we recorded $9.2 billion in assets, including $177 million of cash, $8.3 billion of loans, $136 million of intangible assets and $500 million of goodwill. We expect to finalize the accounting for assets acquired and liabilities assumed in the GE Healthcare acquisition by June 30, 2016. Results for the acquired GE healthcare business are included within our Commercial Banking segment from December 1, 2015 forward. See “Note 5—Loans” for additional information about the loans acquired and “Note 8—Goodwill and Intangible Assets” for additional information about intangibles acquired and goodwill recognized resulting from the GE Healthcare acquisition.
On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Housing Administration (“FHA”) multifamily commercial real estate loans. The acquisition expanded and enhanced our existing multifamily capabilities and product offerings. At closing, we acquired a commercial mortgage servicing portfolio of approximately $10 billion.
On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A. (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A., we received $6.4 billion for the net portfolio assets.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which we acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the years ended December 31, 2015, 2014 and 2013. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 3.1: Results of Discontinued Operations

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Non-interest income (expense), net	$60	$8	$(371)
Income (loss) from discontinued operations before income taxes	60	8	(371)
Income tax provision (benefit)	22	3	(138)
Income (loss) from discontinued operations, net of tax	$38	$5	$(233)
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets which primarily consisted of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. See “Note 21—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury securities, Agency securities and other securities guaranteed by the U.S. government or U.S. government agencies represented 90% and 86% of our total investment securities as of December 31, 2015 and 2014, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.
The table below presents the overview of our investment securities portfolio as of December 31, 2015 and 2014.
Table 4.1: Overview of Investment Securities Portfolio

(Dollars in millions)	December 31, 2015	December 31, 2014
Securities available for sale, at fair value	$39,061	$39,508
Securities held to maturity, at carrying value	24,619	22,500
Total investments securities	$63,680	$62,008
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2015 and 2014.
Table 4.2: Investment Securities Available for Sale

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,664	$5	$(9)	$4,660
RMBS:
Agency(2)	24,332	165	(212)	24,285
Non-agency	2,680	368	(22)	3,026
Total RMBS	27,012	533	(234)	27,311
CMBS:
Agency(2)	3,690	21	(47)	3,664
Non-agency	1,723	16	(24)	1,715
Total CMBS	5,413	37	(71)	5,379
Other ABS(3)	1,345	1	(6)	1,340
Other securities(4)	370	2	(1)	371
Total investment securities available for sale	$38,804	$578	$(321)	$39,061

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,114	$5	$(1)	$4,118
Corporate debt securities guaranteed by U.S. government agencies	819	1	(20)	800
RMBS:
Agency(2)	21,804	296	(105)	21,995
Non-agency	2,938	461	(13)	3,386
Total RMBS	24,742	757	(118)	25,381
CMBS:
Agency(2)	3,751	32	(60)	3,723
Non-agency	1,780	31	(15)	1,796
Total CMBS	5,531	63	(75)	5,519
Other ABS(3)	2,618	54	(10)	2,662
Other securities(4)	1,035	6	(13)	1,028
Total investment securities available for sale	$38,859	$886	$(237)	$39,508
__________

(1)	Includes non-credit-related OTTI that is recorded in AOCI of $22 million and $8 million as of December 31, 2015 and 2014, respectively. All of this amount is related to non-agency RMBS.

(2)	Includes Fannie Mae, Freddie Mac, and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 71% and 56% of the other ABS portfolio as of December 31, 2015 and 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 11% and 16% of the other ABS portfolio as of December 31, 2015 and 2014, respectively.

(4)	Includes foreign government bonds, corporate securities, municipal securities and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of December 31, 2015 and 2014.
Table 4.3: Investment Securities Held to Maturity

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$(1)	$198
Agency RMBS	22,561	(1,048)	21,513	692	(72)	22,133
Agency CMBS	3,012	(105)	2,907	87	(8)	2,986
Total investment securities held to maturity	$25,772	$(1,153)	$24,619	$779	$(81)	$25,317

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$21,347	$(1,184)	$20,163	$1,047	$0	$21,210
Agency CMBS	2,457	(120)	2,337	93	(6)	2,424
Total investment securities held to maturity	$23,804	$(1,304)	$22,500	$1,140	$(6)	$23,634
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014.
Table 4.4: Securities in an Unrealized Loss Position

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$3,096	$(9)	$1	$0	$3,097	$(9)
RMBS:
Agency	12,025	(110)	4,420	(102)	16,445	(212)
Non-agency	355	(10)	155	(12)	510	(22)
Total RMBS	12,380	(120)	4,575	(114)	16,955	(234)
CMBS:
Agency	1,352	(9)	1,148	(38)	2,500	(47)
Non-agency	739	(13)	330	(11)	1,069	(24)
Total CMBS	2,091	(22)	1,478	(49)	3,569	(71)
Other ABS	825	(5)	255	(1)	1,080	(6)
Other securities	250	0	19	(1)	269	(1)
Total investment securities available for sale in a gross unrealized loss position	$18,642	$(156)	$6,328	$(165)	$24,970	$(321)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,499	$(1)	$0	$0	$1,499	$(1)
Corporate debt securities guaranteed by U.S. government agencies	113	(2)	557	(18)	670	(20)
RMBS:
Agency	3,917	(15)	4,413	(90)	8,330	(105)
Non-agency	412	(9)	90	(4)	502	(13)
Total RMBS	4,329	(24)	4,503	(94)	8,832	(118)
CMBS:
Agency	294	(2)	1,993	(58)	2,287	(60)
Non-agency	258	(1)	681	(14)	939	(15)
Total CMBS	552	(3)	2,674	(72)	3,226	(75)
Other ABS	783	(1)	586	(9)	1,369	(10)
Other securities	106	0	551	(13)	657	(13)
Total investment securities available for sale in a gross unrealized loss position	$7,382	$(31)	$8,871	$(206)	$16,253	$(237)
As of December 31, 2015, the amortized cost of approximately 700 securities available for sale exceeded their fair value by $321 million, of which $165 million related to securities that had been in a loss position for 12 months or longer. As of December 31,

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015, our investments in non-agency RMBS and CMBS, other ABS, and other securities accounted for $53 million, or 17%, of total gross unrealized losses on securities available for sale. As of December 31, 2015, the carrying value of approximately 100 securities classified as held to maturity exceeded their fair value by $81 million.
Gross unrealized losses on our investment securities have increased since December 31, 2014. The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2015.
Table 4.5: Contractual Maturities of Securities Available for Sale

	December 31, 2015
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,116	$1,116
Due after 1 year through 5 years	5,592	5,589
Due after 5 years through 10 years	1,574	1,593
Due after 10 years(1)	30,522	30,763
Total	$38,804	$39,061
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 4.6: Contractual Maturities of Securities Held to Maturity

	December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$199	$198
Due after 5 years through 10 years	1,183	1,248
Due after 10 years	23,237	23,871
Total	$24,619	$25,317
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of December 31, 2015.

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.7: Expected Maturities and Weighted-Average Yields of Securities

	December 31, 2015
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$701	$3,958	$1	$0	$4,660
RMBS:
Agency	214	13,813	10,258	0	24,285
Non-agency	42	928	1,582	474	3,026
Total RMBS	256	14,741	11,840	474	27,311
CMBS:
Agency	48	2,042	1,555	19	3,664
Non-agency	164	456	1,095	0	1,715
Total CMBS	212	2,498	2,650	19	5,379
Other ABS	215	1,044	81	0	1,340
Other securities	263	5	0	103	371
Total securities available for sale	$1,647	$22,246	$14,572	$596	$39,061
Amortized cost of securities available for sale	$1,651	$22,169	$14,444	$540	$38,804
Weighted-average yield for securities available for sale(1)	0.80%	1.92%	3.01%	8.82%	2.37%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$199	$0	$0	$199
Agency RMBS	10	1,336	16,697	3,470	21,513
Agency CMBS	0	134	2,387	386	2,907
Total securities held to maturity	$10	$1,669	$19,084	$3,856	$24,619
Fair value of securities held to maturity	$10	$1,689	$19,707	$3,911	$25,317
Weighted-average yield for securities held to maturity(1)	5.73%	2.77%	2.48%	3.29%	2.62%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of December 31, 2015, for any securities with unrealized losses recorded in AOCI, we do not intend to sell nor believe that we will be required to sell these securities prior to recovery of their amortized cost.
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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the years ended December 31, 2015, 2014 and 2013 on investment securities for which we had no intent to sell.
Table 4.8: Credit Impairment Rollforward

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Credit loss component, beginning of period	$175	$160	$120
Additions:
Initial credit impairment	7	5	14
Subsequent credit impairment	18	12	27
Total additions	25	17	41
Reductions due to payoffs, disposals, transfers and other	(1)	(2)	(1)
Credit loss component, end of period	$199	$175	$160
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the years ended December 31, 2015, 2014 and 2013. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 4.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Realized gains (losses):
Gross realized gains	$23	$55	$8
Gross realized losses	(25)	(34)	(1)
Net realized (losses) gains	(2)	21	7
OTTI recognized in earnings:
Credit-related OTTI	(25)	(17)	(41)
Intent-to-sell OTTI	(5)	(7)	0
Total OTTI recognized in earnings	(30)	(24)	(41)
Net securities losses	$(32)	$(3)	$(34)
Total proceeds from sales	$4,379	$7,417	$2,539
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the FHLB and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.7 billion and $3.5 billion as of December 31, 2015 and 2014, respectively. We also pledged securities held to maturity with a carrying value of $8.7 billion and $9.0 billion as of December 31, 2015 and 2014, respectively. Of the total securities pledged as collateral, we have encumbered $10.6 billion as of both December 31, 2015 and 2014, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $172 million and $91 million as of December 31, 2015 and 2014, respectively, primarily related to our derivative transactions.

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Securities
The table below presents the outstanding balance and carrying value of the acquired credit-impaired debt securities as of December 31, 2015 and 2014.
Table 4.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	December 31, 2015	December 31, 2014
Outstanding balance	$3,285	$3,768
Carrying value	2,480	2,839
Changes in Accretable Yield of Acquired Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities for the years ended December 31, 2015, 2014 and 2013.
Table 4.11: Changes in the Accretable Yield of Acquired Credit-Impaired Debt Securities

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Accretable yield, beginning of period	$1,250	$1,423	$1,512
Additions from new acquisitions	0	34	88
Accretion recognized in earnings	(240)	(243)	(247)
Reduction due to payoffs, disposals, transfers and other	(1)	(3)	(2)
Net reclassifications from nonaccretable difference	228	39	72
Accretable yield, end of period	$1,237	$1,250	$1,423

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—LOANS
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
Our portfolio of loans held for investment also includes certain of our consumer and commercial loans acquired through business acquisitions that were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected, which were referred to as “Acquired Loans.” See “Note 1—Summary of Significant Accounting Policies” for additional information on accounting guidance for these loans.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. The table below presents the composition and an aging analysis of our loans held for investment portfolio, which includes restricted loans for securitization investors, as of December 31, 2015 and 2014. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 5.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$84,954	$906	$658	$1,421	$2,985	$0	$87,939
International credit card	7,903	110	67	106	283	0	8,186
Total credit card	92,857	1,016	725	1,527	3,268	0	96,125
Consumer Banking:
Auto	38,549	1,901	880	219	3,000	0	41,549
Home loan	6,465	41	18	176	235	18,527	25,227
Retail banking	3,514	21	8	20	49	33	3,596
Total consumer banking	48,528	1,963	906	415	3,284	18,560	70,372
Commercial Banking(2):
Commercial and multifamily real estate	25,449	34	0	4	38	31	25,518
Commercial and industrial	35,920	51	34	203	288	927	37,135
Total commercial lending	61,369	85	34	207	326	958	62,653
Small-ticket commercial real estate	607	3	1	2	6	0	613
Total commercial banking	61,976	88	35	209	332	958	63,266
Other loans	77	2	2	7	11	0	88
Total loans(3)	$203,438	$3,069	$1,668	$2,158	$6,895	$19,518	$229,851
% of Total loans	88.51%	1.33%	0.73%	0.94%	3.00%	8.49%	100.00%

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$75,143	$790	$567	$1,181	$2,538	$23	$77,704
International credit card	7,878	114	69	111	294	0	8,172
Total credit card	83,021	904	636	1,292	2,832	23	85,876
Consumer Banking:
Auto	35,142	1,751	734	197	2,682	0	37,824
Home loan	6,492	57	27	218	302	23,241	30,035
Retail banking	3,496	17	7	16	40	44	3,580
Total consumer banking	45,130	1,825	768	431	3,024	23,285	71,439
Commercial Banking:
Commercial and multifamily real estate	22,974	74	7	36	117	46	23,137
Commercial and industrial	26,753	29	10	34	73	146	26,972
Total commercial lending	49,727	103	17	70	190	192	50,109
Small-ticket commercial real estate	771	6	1	3	10	0	781
Total commercial banking	50,498	109	18	73	200	192	50,890
Other loans	97	3	2	9	14	0	111
Total loans(3)	$178,746	$2,841	$1,424	$1,805	$6,070	$23,500	$208,316
% of Total loans	85.81%	1.36%	0.68%	0.87%	2.91%	11.28%	100.00%
__________

(1)	Includes installment loans of $16 million and $144 million as of December 31, 2015 and 2014, respectively.

(2)
Includes loans acquired in the GE Healthcare acquisition. At acquisition date of December 1, 2015, we recorded $8.2 billion of loans held for investment, of which $7.4 billion accounted for based on amortized cost and $847 million accounted for based on expected cash flows to be collected. See “Note 2—Business Developments” for additional information about the GE Healthcare acquisition.

(3)
Loans, as presented, are net of unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $989 million and $1.1 billion as of December 31, 2015 and 2014, respectively.

Table 5.2 presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of December 31, 2015 and 2014.
Table 5.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	December 31, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,421	$0	$1,181	$0
International credit card	79	53	73	70
Total credit card	1,500	53	1,254	70
Consumer Banking:
Auto	0	219	0	197
Home loan	0	311	0	330
Retail banking	0	28	1	22
Total consumer banking	0	558	1	549

131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	0	7	7	62
Commercial and industrial	5	538	1	106
Total commercial lending	5	545	8	168
Small-ticket commercial real estate	0	5	0	7
Total commercial banking	5	550	8	175
Other loans	0	9	0	15
Total	$1,505	$1,170	$1,263	$809
% of Total loans	0.65%	0.51%	0.61%	0.39%
__________

(1)
Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans. See “Note 1—Summary of Significant Accounting Policies” for additional information on our policies for non-performing loans classification.

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
The table below displays the geographic profile of our credit card loan portfolio as of December 31, 2015 and 2014. We also present net charge-offs for the years ended December 31, 2015 and 2014.
Table 5.3: Credit Card: Risk Profile by Geographic Region

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$10,029	10.5%	$8,574	10.0%
New York	6,446	6.7	5,610	6.5
Texas	6,344	6.6	5,382	6.3
Florida	5,712	5.9	4,794	5.6
Illinois	4,121	4.3	3,747	4.4
Pennsylvania	3,764	3.9	3,581	4.2
Ohio	3,371	3.5	3,075	3.6
New Jersey	3,210	3.3	2,868	3.3
Michigan	2,922	3.0	2,681	3.1
Other	42,020	43.8	37,392	43.5
Total domestic credit card	87,939	91.5	77,704	90.5
International credit card:
Canada	4,889	5.1	4,747	5.5
United Kingdom	3,297	3.4	3,425	4.0
Total international credit card	8,186	8.5	8,172	9.5
Total credit card	$96,125	100.0%	$85,876	100.0%
__________

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.4: Credit Card: Net Charge-offs

	Year Ended December 31,
	2015		2014
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$2,718	3.45%	$2,445	3.43%
International credit card	200	2.50	283	3.69
Total credit card	$2,918	3.36	$2,728	3.46
__________

(1)
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. The net charge-off rate is calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period. Net charge-offs and the net charge-off rate are impacted periodically by fluctuations in recoveries, including impacts of debt sales.

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
The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of December 31, 2015 and 2014, and net charge-offs for the years ended December 31, 2015 and 2014.
Table 5.5: Consumer Banking: Risk Profile by Geographic Region

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,463	7.8%	$5,248	7.4%
California	4,611	6.5	4,081	5.7
Florida	3,315	4.7	2,737	3.8
Georgia	2,245	3.2	2,066	2.9
Louisiana	1,882	2.7	1,773	2.5
Illinois	1,859	2.6	1,676	2.4
Ohio	1,738	2.5	1,566	2.2
Other	20,436	29.0	18,677	26.1
Total auto	41,549	59.0	37,824	53.0
Home loan:
California	5,884	8.4	6,943	9.7
New York	2,171	3.1	2,452	3.4
Maryland	1,539	2.2	1,720	2.4
Illinois	1,490	2.1	1,873	2.6
Virginia	1,354	1.9	1,538	2.2
New Jersey	1,293	1.8	1,529	2.1
Florida	1,146	1.6	1,375	1.9
Other	10,350	14.8	12,605	17.7
Total home loan	25,227	35.9	30,035	42.0

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	1,071	1.5	1,120	1.5
New York	921	1.3	881	1.2
Texas	757	1.1	756	1.1
New Jersey	259	0.4	265	0.4
Maryland	180	0.3	167	0.2
Virginia	151	0.2	132	0.2
Other	257	0.3	259	0.4
Total retail banking	3,596	5.1	3,580	5.0
Total consumer banking	$70,372	100.0%	$71,439	100.0%
__________

(1)	Percentages by geographic region are calculated based on the total held for investment consumer banking loans as of the end of the reported period.
Table 5.6: Consumer Banking: Net Charge-offs and Nonperforming Loans

	Year Ended December 31,
	2015		2014
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Auto	$674	1.69%	$619	1.78%
Home loan(2)	9	0.03	17	0.05
Retail banking	48	1.33	39	1.07
Total consumer banking(2)	$731	1.03	$675	0.95

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming Loans:(3)
Auto	$219	0.53%	$197	0.52%
Home loan(4)	311	1.23	330	1.10
Retail banking	28	0.77	22	0.61
Total consumer banking(4)	$558	0.79	$549	0.77
__________

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.

(2)
Excluding the impact of Acquired Loans, the net charge-off rate for our home loan and total consumer banking portfolios were 0.13% and 1.45%, respectively, for the year ended December 31, 2015, compared to 0.24% and 1.49%, respectively, for the year ended December 31, 2014.

(3)	Calculated for each loan category by dividing nonperforming loans for the period by period end loans held for investment during the period.

(4)
Excluding the impact of Acquired Loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 4.68% and 1.08%, respectively, as of December 31, 2015, compared to 4.86% and 1.14%, respectively, as of December 31, 2014.

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
The following table presents the distribution of our home loan portfolio as of December 31, 2015 and 2014, based on selected key risk characteristics.
Table 5.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,290	9.0%	$4,783	19.0%	$7,073	28.0%
2007	269	1.1	4,173	16.5	4,442	17.6
2008	157	0.6	2,866	11.4	3,023	12.0
2009	97	0.4	1,498	5.9	1,595	6.3
2010	97	0.4	2,208	8.8	2,305	9.2
2011	176	0.7	2,476	9.8	2,652	10.5
2012	1,276	5.1	389	1.5	1,665	6.6
2013	557	2.2	71	0.3	628	2.5
2014	680	2.7	31	0.1	711	2.8
2015	1,101	4.4	32	0.1	1,133	4.5
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Geographic concentration:(3)
California	$871	3.5%	$5,013	19.9%	$5,884	23.4%
New York	1,295	5.1	876	3.5	2,171	8.6
Maryland	511	2.0	1,028	4.1	1,539	6.1
Illinois	89	0.4	1,401	5.5	1,490	5.9
Virginia	428	1.7	926	3.7	1,354	5.4
New Jersey	353	1.4	940	3.7	1,293	5.1
Florida	157	0.6	989	3.9	1,146	4.5
Louisiana	1,069	4.2	27	0.1	1,096	4.3
Arizona	81	0.4	995	3.9	1,076	4.3
Washington	113	0.4	806	3.2	919	3.6
Other	1,733	6.9	5,526	21.9	7,259	28.8
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Interest rate type:
Fixed rate	$2,751	10.9%	$2,264	9.0%	$5,015	19.9%
Adjustable rate	3,949	15.7	16,263	64.4	20,212	80.1
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%

135	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,827	9.4%	$5,715	19.1%	$8,542	28.5%
2007	320	1.1	4,766	15.8	5,086	16.9
2008	187	0.6	3,494	11.7	3,681	12.3
2009	107	0.4	1,999	6.6	2,106	7.0
2010	120	0.4	3,108	10.3	3,228	10.7
2011	221	0.7	3,507	11.7	3,728	12.4
2012	1,620	5.4	533	1.8	2,153	7.2
2013	661	2.2	85	0.3	746	2.5
2014	731	2.4	34	0.1	765	2.5
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Geographic concentration:(3)
California	$924	3.1%	$6,019	20.0%	$6,943	23.1%
New York	1,379	4.6	1,073	3.6	2,452	8.2
Illinois	86	0.3	1,787	5.9	1,873	6.2
Maryland	457	1.5	1,263	4.2	1,720	5.7
Virginia	385	1.3	1,153	3.8	1,538	5.1
New Jersey	341	1.1	1,188	4.0	1,529	5.1
Florida	161	0.5	1,214	4.1	1,375	4.6
Arizona	89	0.3	1,215	4.1	1,304	4.4
Louisiana	1,205	4.0	38	0.1	1,243	4.1
Washington	109	0.4	1,038	3.4	1,147	3.8
Other	1,658	5.5	7,253	24.2	8,911	29.7
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Interest rate type:
Fixed rate	$2,446	8.1%	$2,840	9.5%	$5,286	17.6%
Adjustable rate	4,348	14.5	20,401	67.9	24,749	82.4
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
__________

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans balances with an origination date in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	States listed represents the ten states in which we have the highest concentration of home loans.
Our recorded investment in home loans for properties that are in process of foreclosure was $474 million as of December 31, 2015. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and time lines vary according to state law. As of December 31, 2015 and 2014, the carrying value of the foreclosed residential real estate properties which we hold and report as other assets on our consolidated balance sheet totaled $123 million and $131 million, respectively.

136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Banking
We evaluate the credit risk of commercial loans individually and use a risk-rating system to determine the credit quality of our commercial loans. We assign internal risk ratings to loans based on relevant information about the ability of borrowers to service their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical credit performance, projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The ratings scale based on our internal risk-rating system is as follows:

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

•
Criticized nonperforming: Loans that are not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as criticized nonperforming have a well-defined weakness, or weaknesses, which jeopardize the full repayment of the debt. These loans are characterized by the distinct possibility that we will sustain a credit loss if the deficiencies are not corrected and are generally placed on nonaccrual status.

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2015 and 2014.
Table 5.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	December 31, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,949	62.5%	$8,074	21.8%	$376	61.3%	$24,399	38.6%
Mid-Atlantic	2,797	11.0	3,010	8.1	25	4.1	5,832	9.2
South	4,070	15.9	15,240	41.0	40	6.5	19,350	30.6
Other	2,702	10.6	10,811	29.1	172	28.1	13,685	21.6
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
Internal risk rating:(3)
Noncriticized	$25,130	98.5%	$34,008	91.6%	$605	98.7%	$59,743	94.4%
Criticized performing	350	1.4	1,662	4.5	3	0.5	2,015	3.2
Criticized nonperforming	7	0.0	538	1.4	5	0.8	550	0.9
Acquired Loans(4)	31	0.1	927	2.5	0	0.0	958	1.5
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,135	65.4%	$6,384	23.7%	$478	61.2%	$21,997	43.2%
Mid-Atlantic	2,491	10.8	2,121	7.9	30	3.8	4,642	9.1
South	3,070	13.3	12,310	45.6	48	6.2	15,428	30.3
Other	2,441	10.5	6,157	22.8	225	28.8	8,823	17.4
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
Internal risk rating:(3)
Noncriticized	$22,489	97.2%	$25,836	95.8%	$767	98.2%	$49,092	96.5%
Criticized performing	540	2.3	884	3.3	7	0.9	1,431	2.8
Criticized nonperforming	62	0.3	106	0.4	7	0.9	175	0.3
Acquired Loans(4)	46	0.2	146	0.5	0	0.0	192	0.4
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
__________

(1)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

(4)
Acquired Loans that are being accounted for under ASC310-30 (formerly “SOP 03-3”) are classified as noncriticized. From a managed perspective, we evaluate loans based on their actual risk ratings. Were these Acquired Loans to be classified based on their risk ratings, $128 million and $171 million would be classified as Noncriticized, $793 million and $18 million as Criticized performing, and $37 million and $3 million as Criticized nonperforming as of December 31, 2015 and December 31, 2014, respectively.

Impaired Loans
The following table presents information about our impaired loans, excluding the impact of Acquired Loans, which is reported separately as of December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014:
Table 5.9: Impaired Loans(1)

	December 31, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$541	$0	$541	$150	$391	$526
International credit card	125	0	125	59	66	121
Total credit card(2)	666	0	666	209	457	647
Consumer Banking:
Auto(3)	273	215	488	22	466	772
Home loan	229	136	365	18	347	456
Retail banking	51	10	61	14	47	62
Total consumer banking	553	361	914	54	860	1,290
Commercial Banking:
Commercial and multifamily real estate	82	3	85	11	74	88
Commercial and industrial	515	278	793	75	718	862
Total commercial lending	597	281	878	86	792	950
Small-ticket commercial real estate	6	0	6	0	6	7
Total commercial banking	603	281	884	86	798	957
Total	$1,822	$642	$2,464	$349	$2,115	$2,894

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$546	$0	$546	$145	$401	$531
International credit card	146	0	146	74	72	141
Total credit card(2)	692	0	692	219	473	672
Consumer Banking:
Auto(3)	230	205	435	19	416	694
Home loan	218	149	367	17	350	472
Retail banking	45	5	50	6	44	52
Total consumer banking	493	359	852	42	810	1,218
Commercial Banking:
Commercial and multifamily real estate	120	26	146	23	123	163
Commercial and industrial	161	55	216	16	200	233
Total commercial lending	281	81	362	39	323	396
Small-ticket commercial real estate	3	5	8	0	8	10
Total commercial banking	284	86	370	39	331	406
Total	$1,469	$445	$1,914	$300	$1,614	$2,296

	Year Ended December 31,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$539	$57	$571	$58
International credit card	135	10	160	11
Total credit card(2)	674	67	731	69
Consumer Banking:
Auto(3)	462	82	387	72
Home loan	364	4	388	5
Retail banking	56	2	69	2
Total consumer banking	882	88	844	79
Commercial Banking:
Commercial and multifamily real estate	109	3	175	6
Commercial and industrial	466	5	185	4
Total commercial lending	575	8	360	10
Small-ticket commercial real estate	7	0	8	0
Total commercial banking	582	8	368	10
Total	$2,138	$163	$1,943	$158
__________

(1)
Impaired loans include loans modified in TDRs, all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans modified in TDRs accounted for $1.8 billion and $1.7 billion of the impaired loans presented above as of December 31, 2015 and 2014, respectively. Consumer TDRs classified as performing totaled $1.0 billion as of both December 31, 2015 and 2014. Commercial TDRs classified as performing totaled $334 million and $194 million as of December 31, 2015 and 2014, respectively.
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the years ended December 31, 2015 and 2014:
Table 5.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Year Ended December 31, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$293	100%	12.28%	0%	0	0%	$0
International credit card	121	100	25.88	0	0	0	0
Total credit card	414	100	16.26	0	0	0	0
Consumer Banking:
Auto	347	41	3.49	69	8	30	93
Home loan	48	61	2.70	79	231	7	0
Retail banking	24	18	6.88	87	6	0	0
Total consumer banking	419	42	3.44	71	36	26	93
Commercial Banking:
Commercial and multifamily real estate	12	0	0.00	86	14	18	1
Commercial and industrial	249	0	0.67	34	7	0	0
Total commercial lending	261	0	0.67	36	8	1	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	262	0	0.67	36	8	1	1
Total	$1,095	54	12.42	36	29	10	$94

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Year Ended December 31, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$269	100%	11.59%	0%	0	0%	$0
International credit card	149	100	25.39	0	0	0	0
Total credit card	418	100	16.51	0	0	0	0
Consumer Banking:
Auto	334	39	1.38	65	9	34	102
Home loan	35	31	2.60	38	152	5	1
Retail banking	11	10	4.21	67	9	0	0
Total consumer banking	380	37	1.50	63	17	30	103
Commercial Banking:
Commercial and multifamily real estate	72	35	1.31	93	8	6	2
Commercial and industrial	101	3	1.66	62	9	1	1
Total commercial lending	173	17	1.35	75	9	3	3
Small-ticket commercial real estate	2	0	0.00	0	0	0	0
Total commercial banking	175	17	1.35	74	9	3	3
Total	$973	60	12.17	38	14	12	$106
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

141	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.11: TDR—Subsequent Defaults

	Year Ended December 31,
	2015		2014		2013
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	42,808	$71	40,814	$63	41,859	$72
International credit card(1)	33,888	81	38,195	106	47,688	138
Total credit card	76,696	152	79,009	169	89,547	210
Consumer Banking:
Auto	8,647	99	6,651	72	9,525	68
Home loan	14	2	24	5	33	3
Retail banking	26	2	75	10	126	7
Total consumer banking	8,687	103	6,750	87	9,684	78
Commercial Banking:
Commercial and multifamily real estate	0	0	5	11	14	23
Commercial and industrial	7	19	2	1	24	22
Total commercial lending	7	19	7	12	38	45
Small-ticket commercial real estate	3	0	33	3	4	0
Total commercial banking	10	19	40	15	42	45
Total	85,393	$274	85,799	$271	99,273	$333
___________

(1)
In the U.K., regulators require the acceptance of payment plan proposals in which the modified payments may be less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

Acquired Loans Accounted for Based on Expected Cash Flows
Outstanding Balance and Carrying Value of Acquired Loans
The table below presents the outstanding balance and the carrying value of Acquired Loans that are accounted for based on expected cash flows to be collected as of December 31, 2015 and 2014. The table separately displays loans considered impaired due to their deterioration in credit quality at acquisition and loans not considered impaired at acquisition.
Table 5.12: Acquired Loans Accounted for Based on Expected Cash Flows

	December 31, 2015			December 31, 2014
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance(1)	$21,151	$3,840	$17,311	$25,201	$4,279	$20,922
Carrying value(2)	19,516	2,629	16,887	23,519	2,882	20,637
__________

(1)
Includes Acquired Loans from the GE Healthcare acquisition, with an outstanding balance and carrying value of $957 million and $847 million, respectively. The gross contractual cash flows of these Acquired Loans were $1.1 billion, of which $138 million are not expected to be collected.

(2)
Includes $37 million and $27 million of allowance for loan and lease losses for these loans as of December 31, 2015 and 2014, respectively. We recorded a $10 million provision and a $11 million release of the allowance for credit losses for the years ended December 31, 2015 and 2014, respectively, for Acquired Loans.

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on the Acquired Loans:
Table 5.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306
Accretion recognized in earnings	(1,042)	(379)	(663)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	214	94	120
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(939)	(344)	(595)
Accretable yield as of December 31, 2014	$4,653	$1,485	$3,168
Addition due to acquisition	123	7	116
Accretion recognized in earnings	(817)	(284)	(533)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	26	43	(17)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(502)	(7)	(495)
Accretable yield as of December 31, 2015	$3,483	$1,244	$2,239
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by changes in actual and estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $308.3 billion and $292.9 billion as of December 31, 2015 and 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $27.9 billion and $24.5 billion, which included $1.0 billion and $924 million of advised lines of credit as of December 31, 2015 and 2014, respectively. Advised lines of credit are not considered legally binding commitments as funding is subject to our satisfactory evaluation of the customer at the time credit is requested.
Finance Charge and Fee Reserves
We continue to accrue finance charges and fees on credit card loans until the account is charged-off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $732 million, $645 million and $796 million in 2015, 2014 and 2013, respectively, for the estimated uncollectible portion of billed finance charges and fees. The finance charge and fee reserve, which is recorded as a contra asset on our consolidated balance sheets, totaled $262 million as of December 31, 2015, compared to $216 million as of December 31, 2014.
Loans Held for Sale
We had total loans held for sale of $904 million and $626 million as of December 31, 2015 and 2014, respectively. We also originated for sale $6.4 billion, $5.4 billion and $2.1 billion of conforming residential mortgage loans and commercial multifamily real estate loans in 2015, 2014 and 2013, respectively. We retained servicing on approximately 100%, 96% and 92% of these loans sold in 2015, 2014 and 2013, respectively.

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN AND LEASE LOSSES
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
Allowance for Loan and Lease Losses Activity
The table below summarizes changes in the allowance for loan and lease losses and unfunded lending commitments, by portfolio segment, for the years ended December 31, 2015 and 2014.
Table 6.1: Allowance for Loan and Lease Losses and Unfunded Lending Commitments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2013	$3,214	$752	$338	$11	$4,315
Provision (benefit) for credit losses	2,750	703	67	(5)	3,515
Charge-offs	(3,963)	(989)	(34)	(10)	(4,996)
Recoveries	1,235	314	24	9	1,582
Net charge-offs	(2,728)	(675)	(10)	(1)	(3,414)
Other changes(2)	(32)	(1)	0	0	(33)
Balance as of December 31, 2014	3,204	779	395	5	4,383
Unfunded lending commitments reserve:
Balance as of December 31, 2013	0	7	80	0	87
Provision for unfunded lending commitments	0	0	26	0	26
Balance as of December 31, 2014	0	7	106	0	113
Combined allowance and unfunded reserve as of December 31, 2014	$3,204	$786	$501	$5	$4,496
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$779	$395	$5	$4,383
Provision (benefit) for credit losses(3)	3,417	819	256	(2)	4,490
Charge-offs	(4,028)	(1,082)	(76)	(7)	(5,193)
Recoveries	1,110	351	29	8	1,498
Net charge-offs	(2,918)	(731)	(47)	1	(3,695)
Other changes(2)	(49)	1	0	0	(48)
Balance as of December 31, 2015	3,654	868	604	4	5,130
Unfunded lending commitments reserve:
Balance as of December 31, 2014	0	7	106	0	113
Provision for unfunded lending commitments(3)	0	0	46	0	46
Other changes(2)	0	0	9	0	9
Balance as of December 31, 2015	0	7	161	0	168
Combined allowance and unfunded reserve as of December 31, 2015	$3,654	$875	$765	$4	$5,298
__________

(1)	Other primarily consists of our discontinued GreenPoint mortgage operations loan portfolio.

(2)
Represents foreign currency translation adjustments and the net impact of loan transfers and sales. At acquisition date we also recognized the fair value of the unfunded lending commitments reserve of the GE Healthcare acquisition. See “Note 2—Business Developments” for additional information about the GE Healthcare acquisition.

(3)	Includes a provision for credit losses of $49 million to establish an initial allowance and reserve related to the loans acquired in the GE Healthcare acquisition.

144	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of December 31, 2015 and 2014.
Table 6.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,445	$778	$517	$4	$4,744
Asset-specific(2)(3)	209	54	86	0	349
Acquired Loans(4)	0	36	1	0	37
Total allowance for loan and lease losses(3)	$3,654	$868	$604	$4	$5,130
Loans held for investment:
Collectively evaluated(1)	$95,459	$51,113	$61,424	$88	$208,084
Asset-specific(2)	666	699	884	0	2,249
Acquired Loans(4)	0	18,560	958	0	19,518
Total loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Allowance as a percentage of period-end loans held for investment	3.80%	1.23%	0.95%	4.94%	2.23%

	December 31, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$2,985	$710	$356	$5	$4,056
Asset-specific(2)	219	42	39	0	300
Acquired Loans(4)	0	27	0	0	27
Total allowance for loan and lease losses	$3,204	$779	$395	$5	$4,383
Loans held for investment:
Collectively evaluated(1)	$85,161	$47,507	$50,328	$111	$183,107
Asset-specific(2)	692	647	370	0	1,709
Acquired Loans(4)	23	23,285	192	0	23,500
Total loans held for investment	$85,876	$71,439	$50,890	$111	$208,316
Allowance as a percentage of period-end loans held for investment	3.73%	1.09%	0.78%	4.68%	2.10%
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

(3)	Includes an allowance build of $39 million related to loans purchased in the GE Healthcare acquisition.

(4)
The Acquired Loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 1—Summary of Significant Accounting Policies” for details on these loans.

145	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership. The loss sharing amounts due from these partners result in reductions in reported net charge-offs and provision for loan and lease losses. The table below summarizes these impacts for the years ended December 31, 2015, 2014 and 2013.
Table 6.3: Summary of Loss Sharing Arrangements Impact

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Reduction in net charge-offs	$189	$164	$151
Reduction in provision for loan and lease losses	240	167	111
The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $194 million, $143 million and $141 million as of December 31, 2015, 2014 and 2013 respectively. See “Note 1—Summary of Significant Accounting Policies” for further discussion on our credit card partnership agreements.

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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of December 31, 2015 and 2014. We separately present information for consolidated and unconsolidated VIEs.
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
Table 7.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,800	$16,925	$0	$0	$0
Home loan securitizations(2)	0	0	211	27	873
Total securitization-related VIEs	34,800	16,925	211	27	873
Other VIEs:
Affordable housing entities	0	0	3,852	555	3,852
Entities that provide capital to low-income and rural communities	352	101	0	0	0
Other	0	0	57	0	57
Total other VIEs	352	101	3,909	555	3,909
Total VIEs	$35,152	$17,026	$4,120	$582	$4,782

147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$36,779	$12,350	$0	$0	$0
Home loan securitizations(2)	0	0	221	31	876
Total securitization-related VIEs	36,779	12,350	221	31	876
Other VIEs:
Affordable housing entities	0	0	3,500	488	3,500
Entities that provide capital to low-income and rural communities	374	99	1	0	1
Other	4	0	74	0	74
Total other VIEs	378	99	3,575	488	3,575
Total VIEs	$37,157	$12,449	$3,796	$519	$4,451
__________

(1)	Represents the gross amount of assets and liabilities owned by the VIE, which includes the seller’s interest and retained and repurchased notes held by other related parties.

(2)
The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage (“option-ARM”) loans and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets under other assets. The carrying amount of liabilities of unconsolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitization of manufactured housing loans and other obligations. These are reported on our consolidated balance sheets under other liabilities.

Securitization-Related VIEs
In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer on certain transactions. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 21—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the securitization-related VIEs in which we had continuing involvement as of December 31, 2015 and 2014.
Table 7.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
December 31, 2015:
Securities held by third-party investors	$16,166	$1,754		$74		$789
Receivables in the trust	33,783	1,814		68		794
Cash balance of spread or reserve accounts	0	8		N/A		134
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No		No	(2)
Amortization event(3)	No	No		No		No
December 31, 2014:
Securities held by third-party investors	$11,624	$2,026		$95		$887
Receivables in the trust	36,545	2,094		89		893
Cash balance of spread or reserve accounts	0	8		N/A		143
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No	(1)	No	(2)
Amortization event(3)	No	No		No		No
__________

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics, such as net charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Credit Card Loan Securitizations
We hold certain retained interests in our credit card loan securitizations and continue to service the receivables in these trusts. As of December 31, 2015 and 2014, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $1.8 billion and $2.0 billion as of December 31, 2015 and 2014, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold HELOCs in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both December 31, 2015 and 2014. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $6 million related to those interests for our non-consolidated VIEs as of both December 31, 2015 and 2014.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $794 million and $893 million as of December 31, 2015 and 2014, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.
We also have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to the agreements totaled $13 million and $14 million as of December 31, 2015 and 2014, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities and our obligations under these agreements was $8 million and $12 million as of December 31, 2015 and 2014, respectively.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the years ended December 31, 2015 and 2014, we recognized amortization of $337 million and $305 million, respectively, and tax credits of $382 million and $336 million, respectively, associated with these investments within income tax provision. The carrying value of our investments in these qualified affordable housing projects was $3.5 billion and $3.2 billion as of December 31, 2015 and 2014, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had a recorded liability of $1.3 billion for these unfunded commitments as of December 31, 2015, which is expected to be paid from 2016 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.9 billion and $3.5 billion as of December 31, 2015 and 2014, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.9 billion and $3.5 billion as of December 31, 2015 and 2014, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds were $11.4 billion and $10.2 billion as of December 31, 2015 and 2014, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $352 million and $374 million as of December 31, 2015 and 2014, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.
Other
Other VIEs include a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $120 million and $159 million as of December 31, 2015 and 2014, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities that most significantly impact the trust’s economic performance. Our maximum exposure to this entity is limited to our retained interest of $57 million and $74 million as of December 31, 2015 and 2014, respectively. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of December 31, 2015 and 2014. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 8.1: Components of Goodwill, Intangible Assets and MSRs

	December 31, 2015
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,480	N/A	$14,480	N/A
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,156	$(1,467)	689	5.1 years
Core deposit intangibles	1,771	(1,662)	109	2.9 years
Other(2)	378	(135)	243	9.6 years
Total intangible assets	4,305	(3,264)	1,041	5.9 years
Total goodwill and intangible assets	$18,785	$(3,264)	$15,521
MSRs:
Consumer MSRs(3)	$68	N/A	$68
Commercial MSRs(4)	212	$(51)	161
Total MSRs	$280	$(51)	$229

	December 31, 2014
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Remaining Amortization Period
Goodwill	$13,978	N/A	$13,978	N/A
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,124	$(1,152)	972	6.0 years
Core deposit intangibles	1,771	(1,569)	202	3.8 years
Other(2)	300	(158)	142	9.6 years
Total intangible assets	4,195	(2,879)	1,316	6.1 years
Total goodwill and intangible assets	$18,173	$(2,879)	$15,294
MSRs:
Consumer MSRs(3)	$53	N/A	$53
Commercial MSRs(4)	171	$(24)	147
Total MSRs	$224	$(24)	$200
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)
Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment. We recorded $27 million and $21 million of amortization expense for the years ended December 31, 2015 and 2014, respectively.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents goodwill attributable to each of our business segments as of December 31, 2015 and 2014.
Table 8.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2013	$5,005	$4,585	$4,388	$13,978
Acquisitions	2	10	0	12
Other adjustments	(6)	(2)	(4)	(12)
Balance as of December 31, 2014	5,001	4,593	4,384	13,978
Acquisitions (1)	1	7	500	508
Other adjustments	(5)	0	(1)	(6)
Balance as of December 31, 2015	$4,997	$4,600	$4,883	$14,480
__________

(1)
In connection with the GE Healthcare acquisition, we recorded goodwill of $500 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill was assigned to the Commercial Banking segment. See “Note 2—Business Developments” for additional information about this acquisition.

Goodwill was not impaired as of December 31, 2015 or 2014, nor was any goodwill written off due to impairment during 2015, 2014 or 2013. The goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss.
The fair value of reporting units is calculated using a discounted cash flow methodology, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2015 for the reporting units ranged from 8% to 13%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data. Based on our analysis, fair value exceeded the carrying amount for all reporting units as of our annual testing date; therefore, the second step of impairment testing was unnecessary.
Intangible Assets
In connection with our acquisitions, we recorded intangible assets which include purchased credit card relationship (“PCCR”) intangibles, core deposit intangibles, brokerage relationship intangibles, partnership contract intangibles, other contract intangibles, trademark intangibles and other intangibles, which are subject to amortization. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships and the core deposit intangibles reflect the estimated value of deposit relationships. We did not record any material impairment on intangible assets during 2015 or 2014.
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2015, 2014 and 2013 and the estimated future amortization expense for intangible assets as of December 31, 2015:

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2013	$671
2014	532
2015	430
Estimated future amounts for the year ended December 31,
2016	368
2017	269
2018	178
2019	100
2020	49
Thereafter	73
Total estimated future amounts	$1,037

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—PREMISES, EQUIPMENT AND LEASE COMMITMENTS
Premises and Equipment
Premises and equipment as of December 31, 2015 and 2014 were as follows:
Table 9.1: Components of Premises and Equipment

	December 31,
(Dollars in millions)	2015	2014
Land	$458	$552
Buildings and improvements	2,674	2,577
Furniture and equipment	1,735	1,730
Computer software	1,618	1,556
In progress	514	467
Total premises and equipment, gross	6,999	6,882
Less: Accumulated depreciation and amortization	(3,415)	(3,197)
Total premises and equipment, net	$3,584	$3,685
Depreciation and amortization expense was $638 million, $656 million and $571 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Lease Commitments
Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by us, as the lessee, of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $276 million, $265 million and $245 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum rental commitments as of December 31, 2015, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:
Table 9.2: Lease Commitments

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2016	$292
2017	281
2018	266
2019	230
2020	205
Thereafter	1,027
Total	$2,301
Minimum sublease rental income of $124 million due in future years under non-cancelable leases has not been included in the table above as a reduction to minimum lease payments.

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our asset growth and operations, consist of non-interest bearing and interest-bearing deposits, which include checking accounts, money market deposit accounts, negotiable order of withdrawals, savings deposits and time deposits.
We had $191.9 billion and $180.5 billion in interest-bearing deposits as of December 31, 2015 and 2014, respectively. Time deposits issued by domestic offices totaled $12.2 billion and $8.3 billion as of December 31, 2015 and 2014, respectively. Of these deposits, the amount of domestic time deposits with a denomination of $100,000 or more was $1.9 billion and $2.3 billion as of December 31, 2015 and 2014, respectively. Time deposits issued by foreign offices totaled $843 million and $977 million as of December 31, 2015 and 2014, respectively. Substantially all of our foreign time deposits were greater than $100,000 as of December 31, 2015 and 2014.
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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors were $16.2 billion and $11.6 billion as of December 31, 2015 and December 31, 2014, respectively. During 2015, approximately $5.1 billion of new debt was issued to third-party investors from our credit card loan securitization trust, offset by $500 million of debt maturities.
Senior and Subordinated Notes
As of December 31, 2015, we had $21.8 billion of senior and subordinated notes outstanding, inclusive of fair value hedging losses of $134 million. As of December 31, 2014, we had $18.7 billion of senior and subordinated notes outstanding, inclusive of fair value hedging losses of $179 million. During 2015, we issued $6.0 billion of long-term senior unsecured debt comprised of $700 million of floating-rate notes and $5.3 billion of fixed-rate notes. During 2015, $2.8 billion of outstanding unsecured notes matured. See “Note 11—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $2.1 billion and $2.0 billion as of December 31, 2015 and 2014, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. The outstanding FHLB advances totaled $20.1 billion as of December 31, 2015, substantially all of which represented long-term advances generally callable on a quarterly basis, and $17.3 billion as of December 31, 2014, which was substantially comprised of short-term advances.
We have access to short-term borrowings through the Federal Reserve. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.2 billion as of both December 31, 2015 and 2014. On an annual basis, we process immaterial overnight test trades to ensure continued system functionality and borrowing capabilities. We did not access the Federal Reserve Discount Window for funding during 2015 or 2014.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2015 and 2014. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.
Table 10.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2015	December 31, 2014
Deposits:
Non-interest bearing deposits	$25,847	$25,081
Interest-bearing deposits	191,874	180,467
Total deposits	$217,721	$205,548
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$981	$880
FHLB advances	0	16,200
Total short-term borrowings	$981	$17,080

	December 31, 2015
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2014
Long-term debt:
Securitized debt obligations(1)	2016 - 2025	0.37 - 5.75%	1.46%	$16,166	$11,624
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2016 - 2025	1.15 - 6.75%	2.72	16,559	15,174
Floating unsecured senior debt	2016 - 2018	0.86 - 1.51%	1.11	1,198	880
Total unsecured senior debt			2.61	17,757	16,054
Fixed unsecured subordinated debt	2016 - 2025	3.38 - 8.80%	4.70	4,080	2,630
Total senior and subordinated notes				21,837	18,684
Other long-term borrowings:
FHLB advances	2016 - 2025	0.28 - 6.41%	0.40	20,098	1,069
Capital lease obligations	2016 - 2035	3.09 - 12.86%	4.17	33	0
Total other long-term borrowings				20,131	1,069
Total long-term debt				$58,134	$31,377
Total short-term borrowings and long-term debt				$59,115	$48,457
___________

(1)	Outstanding amount includes the impact from hedge accounting.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest-bearing deposits, securitized debt obligations and other debt as of December 31, 2015 mature as follows:
Table 10.2: Maturity Profile of Borrowings and Debt

(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Interest-bearing time deposits(1)	$4,864	$2,080	$1,992	$1,544	$2,479	$121	$13,080
Securitized debt obligations	3,519	7,234	2,361	1,136	1,564	352	16,166
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	0	0	0	0	0	981
Senior and subordinated notes	2,430	3,082	4,674	3,834	0	7,817	21,837
Other borrowings	19	19	11	2	1,001	19,079	20,131
Total	$11,813	$12,415	$9,038	$6,516	$5,044	$27,369	$72,195
__________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.
Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the years ended December 31, 2015, 2014 and 2013:
Table 10.3: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$2	$1
FHLB advances	9	19	28
Total short-term borrowings	10	21	29
Long-term debt:
Securitized debt obligations(1)	151	145	183
Senior and subordinated notes(1)	330	299	315
Other long-term borrowings	43	26	24
Total long-term debt	524	470	522
Total interest expense on short-term borrowings and long-term debt	$534	$491	$551
__________

(1)	Interest expense includes the impact from hedge accounting.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability positions and market risk exposure and limits in accordance with our market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge foreign-currency denominated exposures so we may limit our earnings and capital ratio exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets, and clear derivative transactions through a central clearinghouse as required by the Dodd-Frank Act. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties.
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
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of December 31, 2015 and 2014, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 11.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2015			December 31, 2014
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$34,417	$550	$146	$24,543	$480	$39
Cash flow hedges	30,450	167	61	24,450	222	18
Total interest rate contracts	64,867	717	207	48,993	702	57
Foreign exchange contracts:
Cash flow hedges	5,580	239	2	5,546	221	2
Net investment hedges	2,562	87	0	2,476	73	0
Total foreign exchange contracts	8,142	326	2	8,022	294	2
Total derivatives designated as accounting hedges	73,009	1,043	209	57,015	996	59
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,665	11	7	777	10	3
Customer accommodation	28,841	431	290	27,646	413	251
Other interest rate exposures(3)	1,519	33	10	2,614	33	21
Total interest rate contracts	32,025	475	307	31,037	456	275
Other contracts	882	0	4	593	0	5
Total derivatives not designated as accounting hedges	32,907	475	311	31,630	456	280
Total derivatives	$105,916	$1,518	$520	$88,645	$1,452	$339
Less: netting adjustment(4)		(532)	(143)		(624)	(164)
Total derivative assets/liabilities		$986	$377		$828	$175
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and To Be Announced (“TBA”) contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 11.2 for further information.

Offsetting of Financial Assets and Liabilities
We execute the majority of our derivative transactions and repurchase agreements under master netting arrangements. Under our existing enforceable master netting arrangements, we generally have the right to offset exposure with the same counterparty. In addition, either counterparty can generally request the net settlement of all contracts through a single payment upon default on, or termination of, any one contract. As of January 1, 2015, the Company changed its accounting principle to begin offsetting derivative assets and liabilities for purposes of balance sheet presentation where a right of setoff exists. As of December 31, 2015 and 2014, derivative contracts that are executed bilaterally with a counterparty in the OTC market and then novated to and cleared through

160	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a central clearinghouse are not subject to offsetting due to current uncertainty about the legal enforceability of our right of setoff with the clearinghouses.
The following table presents as of December 31, 2015 and 2014 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 11.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of December 31, 2015
Derivatives assets(1)	$1,518	$(86)	$(446)	$986	$(156)	$830
As of December 31, 2014
Derivatives assets(1)	1,452	(101)	(523)	828	(80)	748

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of December 31, 2015
Derivatives liabilities(1)	$520	$(86)	$(57)	$377	$0	$377
Repurchase agreements(2)(3)	969	0	0	969	(969)	0
As of December 31, 2014
Derivatives liabilities(1)	339	(101)	(63)	175	0	175
Repurchase agreements(2)	869	0	0	869	(869)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of December 31, 2015 totaling $429 million and $314 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2014 totaled $360 million and $127 million, respectively. These contracts were not subject to offsetting as of December 31, 2015 and 2014.

(2)	As of December 31, 2015 and 2014, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(3)
Represents customer repurchase agreements that mature the next business day. As of December 31, 2015, we pledged collateral with a fair value of $989 million under these customer repurchase agreements, all of which were agency RMBS securities.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivatives contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivatives counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivatives contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivatives counterparties to demand additional collateralization on such derivatives instruments in a net liability position. We posted $304 million and $87 million of cash collateral as of December 31, 2015 and 2014, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post $55 million and $65 million of additional collateral as of December 31, 2015 and 2014, respectively. The fair value of derivatives instruments with credit risk-related contingent features in a net liability position was less than $1 million as of both December 31, 2015 and 2014.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the risk of counterparty default, we enter into legally enforceable master netting agreements and maintain collateral agreements with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties; however, since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements of the Dodd-Frank Act. These agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $544 million and $695 million as of December 31, 2015 and 2014, respectively. We also received securities from derivatives counterparties with a fair value of $172 million and $91 million as of December 31, 2015 and 2014, respectively, which we have the ability to re-pledge.
We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivatives contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivatives asset balance was $4 million and $5 million as of December 31, 2015 and 2014, respectively. We also adjust the fair value of our derivatives liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million and $1 million as of December 31, 2015 and 2014, respectively.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the years ended December 31, 2015, 2014 and 2013.
Table 11.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
(Losses) gains recognized in earnings on derivatives	$(66)	$200	$(550)
Gains (losses) recognized in earnings on hedged items	75	(157)	507
Net fair value hedge ineffectiveness gains (losses)	9	43	(43)
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	3	23	(12)
Customer accommodation	21	18	49
Other interest rate exposures	44	11	(9)
Total interest rate contracts	68	52	28
Foreign exchange contracts	0	1	(5)
Other contracts	(2)	(1)	(20)
Total gains on derivatives not designated as accounting hedges	66	52	3
Net derivative gains (losses) recognized in earnings	$75	$95	$(40)
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the years ended December 31, 2015, 2014 and 2013.
Table 11.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$301	$251	$(103)
Foreign exchange contracts	(17)	(23)	(21)
Subtotal	284	228	(124)
Net investment hedges:
Foreign exchange contracts	83	132	0
Net derivatives gains (losses) recognized in AOCI	$367	$360	$(124)
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$190	$131	$53
Foreign exchange contracts(2)	(16)	(23)	(22)
Subtotal	174	108	31
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	2	1	(1)
Net derivative gains recognized in earnings	$176	$109	$30
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in contra-revenue and other non-interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $109 million currently recorded in AOCI as of December 31, 2015. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of December 31, 2015. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—STOCKHOLDERS' EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2015 and 2014.
Table 12.1: Preferred Stock Issued and Outstanding

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	December 31, 2015	December 31, 2014
Series B(1)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C(1)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D(1)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	N/A
Series F(1)	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	N/A
Total								$3,294	$1,822
__________
(1)Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the years ended December 31, 2015, 2014 and 2013.
Table 12.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2012	$703	$0	$45	$32	$(41)	$739
Other comprehensive (loss) income before reclassifications	(619)	(915)	(124)	8	18	(1,632)
Amounts reclassified from AOCI into earnings	22	18	(31)	0	12	21
Net other comprehensive (loss) income	(597)	(897)	(155)	8	30	(1,611)
AOCI as of December 31, 2013	106	(897)	(110)	40	(11)	(872)
Other comprehensive income (loss) before reclassifications	302	0	228	(48)	(5)	477
Amounts reclassified from AOCI into earnings	2	76	(108)	0	(5)	(35)
Net other comprehensive income (loss)	304	76	120	(48)	(10)	442
AOCI as of December 31, 2014	410	(821)	10	(8)	(21)	(430)
Other comprehensive (loss) income before reclassifications	(268)	0	284	(135)	(5)	(124)
Amounts reclassified from AOCI into earnings	20	96	(174)	0	(4)	(62)
Net other comprehensive (loss) income	(248)	96	110	(135)	(9)	(186)
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount present at the date of transfer from securities available for sale to securities held to maturity, which occurred at fair value. These unrealized gains or losses will be amortized over the remaining life of the security with no expected impact on future net income.

(2)	Includes the impact from hedging instruments designated as net investment hedges.

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the years ended December 31, 2015, 2014 and 2013.
Table 12.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2015	2014	2013
Securities available for sale:
	Non-interest income	$(2)	$21	$7
	Non-interest income - OTTI	(30)	(24)	(41)
	Loss from continuing operations before income taxes	(32)	(3)	(34)
	Income tax benefit	(12)	(1)	(12)
	Net loss	(20)	(2)	(22)
Securities held to maturity:(1)
	Interest income	(151)	(131)	(29)
	Income tax benefit	(55)	(55)	(11)
	Net loss	(96)	(76)	(18)
Cash flow hedges:
Interest rate contracts:	Interest income	303	209	86
Foreign exchange contracts:	Interest income	(5)	0	0
	Non-interest income	(21)	(36)	(35)
	Income from continuing operations before income taxes	277	173	51
	Income tax provision	103	65	20
	Net income	174	108	31
Other:
	Various (pension and other)	5	11	(13)
	Income tax provision (benefit)	1	6	(1)
	Net income (loss)	4	5	(12)
Total reclassifications		$62	$35	$(21)
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value. These unrealized gains or losses will be amortized over the remaining life of the security with no expected impact on future net income.

165	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income activity and the related tax impact for the years ended December 31, 2015, 2014 and 2013.

Table 12.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2015			2014			2013
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized (losses) gains on securities available for sale	$(393)	$(145)	$(248)	$482	$178	$304	$(961)	$(364)	$(597)
Net changes in securities held to maturity	151	55	96	131	55	76	(1,435)	(538)	(897)
Net unrealized gains (losses) on cash flow hedges	175	65	110	192	72	120	(250)	(95)	(155)
Foreign currency translation adjustments(1)	(86)	49	(135)	29	77	(48)	8	0	8
Other	(14)	(5)	(9)	(18)	(8)	(10)	49	19	30
Other comprehensive (loss) income	$(167)	$19	$(186)	$816	$374	$442	$(2,589)	$(978)	$(1,611)
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

166	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
Bank holding companies (“BHCs”) and national banks are subject to capital adequacy standards adopted by the Federal Banking Agencies, including the Final Basel III Capital Rule. Moreover, the Banks, as insured depository institutions, are subject to PCA capital regulations,which require the Federal Banking Agencies to take prompt corrective action for banks that do not meet PCA capital requirements. The Final Basel III Capital Rule amended both the Basel I and Basel II Advanced Approaches frameworks, establishing a new common equity Tier 1 capital requirement and setting higher minimum capital ratio requirements. We refer to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
At the end of 2012, we met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, we have undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. We entered parallel run under Advanced Approaches on January 1, 2015, during which we will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we will continue to use the Standardized Approach for purposes of meeting regulatory capital requirements.
As of January 1, 2015, under the Final Basel III Capital Rule, the regulatory minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations include a common equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0% and a Tier 1 leverage capital ratio of at least 4.0%. The Final Basel III Capital Rule introduced a supplementary leverage ratio for all Advanced Approaches banking organizations, which compares Tier 1 capital to total leverage exposure, which includes all on-balance sheet assets and certain off-balance sheet exposures, including derivatives and unused commitments. The supplementary leverage ratio minimum requirement of 3.0% becomes effective on January 1, 2018.
Beginning in the first quarter of 2015, as an Advanced Approaches banking organization, we are required to calculate and publicly disclose our supplementary leverage ratio. For additional information about the capital adequacy guidelines we are subject to, see “Part 1—Item 1. Business—Supervision and Regulation.”
The following table provides a comparison of our regulatory capital amounts and ratios under the Federal Banking Agencies’ capital adequacy standards as of December 31, 2015 and 2014.

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Capital Ratios Under Basel III(1)

	December 31, 2015				December 31, 2014
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$29,544	11.1%	4.5%	N/A	$29,534	12.5%	4.0%	N/A
Tier 1 capital(3)	32,838	12.4	6.0	6.0%	31,355	13.2	5.5	6.0%
Total capital(4)	38,838	14.6	8.0	10.0	35,879	15.1	8.0	10.0
Tier 1 leverage(5)	32,838	10.6	4.0	N/A	31,355	10.8	4.0	N/A
Supplementary leverage ratio(6)	357,794	9.2	N/A	N/A	N/A	N/A	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(2)	$10,644	12.2%	4.5%	6.5%	$8,503	11.3%	4.0%	N/A
Tier 1 capital(3)	10,644	12.2	6.0	8.0	8,503	11.3	5.5	6.0%
Total capital(4)	13,192	15.2	8.0	10.0	10,938	14.6	8.0	10.0
Tier 1 leverage(5)	10,644	10.8	4.0	5.0	8,503	9.6	4.0	5.0
Supplementary leverage ratio(6)	118,859	9.0	N/A	N/A	N/A	N/A	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(2)	$21,765	11.8%	4.5%	6.5%	$21,136	12.5%	4.0%	N/A
Tier 1 capital(3)	21,765	11.8	6.0	8.0	21,136	12.5	5.5	6.0%
Total capital(4)	23,832	12.9	8.0	10.0	22,881	13.6	8.0	10.0
Tier 1 leverage(5)	21,765	8.8	4.0	5.0	21,136	8.9	4.0	5.0
Supplementary leverage ratio(6)	276,132	7.9	N/A	N/A	N/A	N/A	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions. As we continue to refine our classification of exposures under the Basel III Standardized Approach framework, risk-weighted asset classifications are subject to change.

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(6)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure.
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of December 31, 2015 and 2014.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. Funds available for dividend payments from COBNA and CONA were $2.9 billion and $359 million, respectively, as of December 31, 2015. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 14.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2015	2014	2013
Income from continuing operations, net of tax	$4,012	$4,423	4,354
Income (loss) from discontinued operations, net of tax	38	5	(233)
Net income	4,050	4,428	4,121
Dividends and undistributed earnings allocated to participating securities(1)	(20)	(18)	(17)
Preferred stock dividends	(158)	(67)	(53)
Net income available to common stockholders	$3,872	$4,343	$4,051

Total weighted-average basic shares outstanding	541.8	563.1	579.7
Effect of dilutive securities:
Stock options	2.6	2.7	2.2
Other contingently issuable shares	1.3	1.6	1.5
Warrants(2)	2.3	4.5	4.2
Total effect of dilutive securities	6.2	8.8	7.9
Total weighted-average diluted shares outstanding	548.0	571.9	587.6

Basic earnings per common share:
Net income from continuing operations per share	$7.08	$7.70	$7.39
Income (loss) from discontinued operations per share	0.07	0.01	(0.40)
Net income per basic common share	$7.15	$7.71	$6.99

Diluted earnings per common share:(3)
Net income from continuing operations per share	$7.00	$7.58	$7.28
Income (loss) from discontinued operations per share	0.07	0.01	(0.39)
Net income per diluted common share	$7.07	$7.59	$6.89
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of December 31, 2015, there were 4.1 million warrants to purchase common stock outstanding.

(3)
Excluded from the computation of diluted earnings per share were 1.9 million shares related to options with exercise prices ranging from $70.96 to $88.81, 2.9 million shares related to options with exercise prices ranging from $70.96 to $88.81 and 5.2 million shares related to options with exercise prices ranging from $56.28 to $88.81 for the years ended December 31, 2015, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—OTHER NON-INTEREST EXPENSE
The following table represents the components of other non-interest expense for 2015, 2014 and 2013:
Table 15.1: Components of Other Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Collections	$322	$372	$470
Fraud losses	316	275	218
Bankcard, regulatory and other fee assessments	444	465	562
Other	761	623	794
Total other non-interest expense	$1,843	$1,735	$2,044

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2015, under the Amended and Restated 2004 Stock Incentive plan (the “2004 Plan”), we are authorized to issue 55 million common shares in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), share-settled restricted stock units (“RSUs”), performance share awards (“PSA”), and performance share units (“PSU”). Of this amount, 20 million shares remain available for future issuance as of December 31, 2015. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units (and in the past issued cash equity units). These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan.
Total compensation expense recognized for stock-based compensation for 2015, 2014 and 2013 was $161 million, $205 million and $240 million, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation for 2015, 2014 and 2013 was $61 million, $77 million and $91 million, respectively.
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
The following table presents a summary of 2015 activity for stock options and the balance of stock options exercisable as of December 31, 2015.
Table 16.1: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	10,538	$55.87
Granted	466	74.96
Exercised	(1,029)	61.95
Forfeited	(49)	87.98
Expired	(604)	86.74
Outstanding as of December 31, 2015	9,322	$53.98	3.7 years	$188
Exercisable as of December 31, 2015	8,054	$51.82	2.9 years	$181
The weighted-average fair value of each option granted for 2015, 2014 and 2013 was $15.11, $16.39 and $13.42, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $23 million, $24 million and $47 million, respectively. The unrecognized compensation expense related to stock options as of December 31, 2015 was $3 million, which is expected to be amortized over a weighted-average period of 1 year.
The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.2: Stock Options Cash Flow Impact

	Year ended December 31,
(Dollars in millions)	2015	2014	2013
Cash received for options exercised	$64	$131	$105
Tax benefit realized for options exercised	9	9	18
Compensation expense for stock options is based on the grant date fair value, which is estimated using the Black-Scholes option-pricing model. Certain stock options have discretionary vesting conditions and are remeasured at fair value each reporting period. The option pricing model requires the use of numerous assumptions, many of which are subjective.
The following table presents the weighted-average assumptions used to value stock options granted during 2015, 2014 and 2013.
Table 16.3: Fair Value of Stock Options Granted

	Year Ended December 31,
	2015	2014	2013
Dividend yield(1)	1.82%	1.74%	2.29%
Volatility(2)	24.00	26.00	32.00
Risk-free interest rate(3)	1.55	1.92	1.07
Expected option lives(4)	6.3 years	6.1 years	5.6 years
__________

(1)	Represents the expected dividend rate over the life of the option.

(2)	Based on the implied volatility of exchange-traded options and warrants.

(3)	Based on the U.S. Treasury yield curve.

(4)	Represents the period of time that options granted are expected to remain outstanding based on historical activities.
Restricted Stock Awards and Units
RSAs and RSUs represent share-settled awards that do not contain performance conditions and are granted to certain employees at no cost to the recipient. RSAs and RSUs generally vest over three years from the date of grant, however some RSAs and RSUs cliff vest on or shortly after the first or third anniversary of the grant date. These awards and units are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period of time. A recipient of a RSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of a RSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of a RSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding, but is not entitled to voting rights.
Generally, the value of RSAs and RSUs will equal the fair market value of our common stock on the date of grant and the expense is recognized over the vesting period.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of 2015 activity for RSAs and RSUs.
Table 16.4: Summary of Restricted Stock Awards and Units

	Restricted Stock Awards		Restricted Stock Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2015	794	$57.28	1,486	$65.86
Granted	0	0.00	1,316	76.15
Vested	(375)	53.14	(341)	71.99
Forfeited	(32)	57.46	(151)	73.17
Unvested as of December 31, 2015	387	$61.28	2,310	$70.34
There were no new RSA grants in 2015 or 2014. The weighted-average grant date fair value of RSAs in 2013 was $58.93. The total fair value of RSAs that vested during 2015, 2014, and 2013 was $28 million, $57 million and $56 million, respectively. The unrecognized compensation expense related to unvested RSAs as of December 31, 2015 was $10 million, which is expected to be amortized over a weighted-average period of 1.2 years.
The weighted-average grant date fair value of RSUs in 2015, 2014 and 2013 was $76.15, $72.12 and $58.10, respectively. The total fair value of RSUs that vested during 2015, 2014 and 2013 was $27 million, $5 million and $6 million, respectively. The unrecognized compensation expense related to unvested RSUs as of December 31, 2015 was $80 million, which is expected to be amortized over a weighted-average period of 1.9 years.
Performance Share Awards and Units
PSAs and PSUs represent share-settled awards that contain performance conditions and are granted to certain employees at no cost to the recipient. PSAs and PSUs generally vest over three years from the date of grant, however some PSUs cliff vest on or shortly after the third anniversary of the grant date. Generally, the value of PSAs and PSUs will equal the fair market value of our common stock on the date of grant and the expense is recognized over the vesting period. Certain PSAs and PSUs have discretionary vesting conditions and are remeasured at fair value each reporting period. A recipient of a PSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of a PSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of a PSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the PSU is outstanding, but is not entitled to voting rights.
The number of PSAs that vest each year, and PSUs that step vest over three years, can be reduced by 50% or 100% depending on whether specific performance goals are met during the vesting period. The number of three-year cliff vesting PSUs that will ultimately vest is contingent upon meeting specific performance goals over a three-year period. These PSUs also include an opportunity to receive from 0% to 150% of the target number of common shares.
The following table presents a summary of 2015 activity for PSAs and PSUs.

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.5: Summary of Performance Share Awards and Units

	Performance Share Awards		Performance Share Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2015	588	$53.33	1,524	$62.25
Granted(1)	0	0.00	1,213	65.98
Vested(1)	(395)	51.42	(947)	50.41
Forfeited	(10)	56.32	(84)	76.77
Unvested as of December 31, 2015	183	$57.30	1,706	$70.95
__________

(1)	Includes adjustments for achievement of specific performance goals for performance share units granted in prior periods.
There were no PSAs granted in 2015. The weighted-average grant date fair value of PSAs granted during 2014 and 2013 was $70.96 and $56.32, respectively. The total fair value of PSAs that vested during 2015, 2014 and 2013 was $30 million, $33 million and $16 million, respectively. The unrecognized compensation expense related to unvested PSAs as of December 31, 2015 was $0.3 million, which is expected to be amortized over a weighted-average period of 0.1 years.
The weighted-average grant date fair value of PSUs granted during 2015, 2014 and 2013 was $65.98, $68.66 and $52.05, respectively. The total fair value of performance share units that vested on the vesting date was $74 million, $20 million and $10 million in 2015, 2014 and 2013, respectively. The unrecognized compensation expense related to unvested performance share units as of December 31, 2015 was $28 million, which is expected to be amortized over a weighted-average period of 1 year.
Cash-Settled Units
Cash-settled units are recorded as liabilities and marked-to-market on a quarterly basis. Cash-settled units are settled with a cash payment for each unit vested that is equal to the average fair market value of our common stock for the 15 or 20 trading days preceding the vesting date. Cash-settled units generally vest over three years beginning on the first anniversary of the date of grant, however some cash-settled units cliff vest shortly before the one year anniversary of the grant date or on or shortly after the third anniversary of the grant date. Cash-settled units vesting during 2015, 2014 and 2013 resulted in cash payments to associates of $70 million, $72 million and $74 million, respectively. We expect to recognize the unrecognized compensation cost for unvested cash-settled units of $1 million, as of December 31, 2015, based on the closing price of our common stock as of that date, over a weighted-average period of 0.1 years.
Associate Stock Purchase Plan
We maintain an Associate Stock Purchase Plan (the “Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $16 million, $13 million and $11 million in compensation expense for 2015, 2014 and 2013, respectively, under the Purchase Plan.
Under the Purchase Plan, eligible associates are permitted to contribute between 1% and 15% of their base salary through payroll deductions. The amounts contributed are applied to the purchase of our unissued common or treasury stock at 85% of the current market price. Shares may also be acquired on the open market. Dividends for active participants are automatically reinvested in additional shares of common stock. Of the 18 million total authorized shares as of December 31, 2015, 7 million shares were available for issuance.

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Reinvestment and Stock Purchase Plan
In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (the “2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. Of the 8 million total authorized shares as of December 31, 2015, 7 million shares were available for issuance under the 2002 DRP.

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service compensation limit) less deferrals. We contributed a total of $234 million, $214 million and $206 million to these plans during the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
We sponsor a frozen qualified defined benefit pension plan and several non-qualified defined benefit pension plans. We also sponsor a plan that provides other postretirement benefits, including medical and life insurance coverage.
Our pension plans and the other postretirement benefit plans are valued using December 31, 2015 and 2014 measurement dates. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.
The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized on our consolidated balance sheets.
Table 17.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation as of January 1,	$204	$185	$55	$53
Service cost	1	1	0	0
Interest cost	8	8	2	2
Benefits paid	(15)	(17)	(3)	(3)
Net actuarial (gain) loss	(13)	27	(9)	3
Benefit obligation as of December 31,	$185	$204	$45	$55
Change in plan assets:
Fair value of plan assets as of January 1,	$239	$230	$7	$7
Actual return on plan assets	(3)	25	(1)	0
Employer contributions	1	1	2	3
Benefits paid	(15)	(17)	(3)	(3)
Fair value of plan assets as of December 31,	$222	$239	$5	$7
Over (under) funded status as of December 31,	$37	$35	$(40)	$(48)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2015	2014	2015	2014
Balance sheet presentation as of December 31,
Other assets	$48	$48	$0	$0
Other liabilities	(11)	(13)	(40)	(48)
Net amount recognized as of December 31,	$37	$35	$(40)	$(48)
Accumulated benefit obligation as of December 31,	$185	$204

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic benefit costs and other amounts recognized in other comprehensive income.
Table 17.2: Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2015	2014	2015	2014
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$1	$1	$0	$0
Interest cost	8	8	2	2
Expected return on plan assets	(15)	(14)	0	0
Amortization of transition obligation, prior service credit and net actuarial loss (gain)	1	1	(4)	(3)
Net periodic benefit gain	$(5)	$(4)	$(2)	$(1)

Changes recognized in other comprehensive income, pretax:
Net actuarial (loss) gain	$(5)	$(16)	$7	$(3)
Reclassification adjustments for amounts recognized in net periodic benefit cost	1	1	(4)	(3)
Total (loss) gain recognized in other comprehensive income	$(4)	$(15)	$3	$(6)
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of the following:
Table 17.3: Amounts Recognized in AOCI

	December 31,
	2015	2014	2015	2014
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Prior service cost	$0	$0	$(2)	$(1)
Net actuarial (loss) gain	(71)	(67)	12	8
Accumulated other comprehensive (loss) income	$(71)	$(67)	$10	$7
Pre-tax amounts recorded in AOCI as of December 31, 2015 that are expected to be recognized as a component of our net periodic benefit cost in 2016 consist of the following:
Table 17.4: Estimated Amortization of Unamortized Actuarial Gains and Losses - 2016

	2016 Estimate
(Dollars in millions)	Defined Pension Benefits	Other Postretirement Benefits
Prior service cost	$0	$1
Net actuarial (loss) gain	(1)	3
Net (loss) gain	$(1)	$4
The following table presents weighted-average assumptions used in the accounting for the plans:

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 17.5: Assumptions Used in the Accounting for the Plans

	December 31,
	2015	2014	2015	2014
	Defined Pension Benefits		Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	4.2%	3.9%	4.2%	3.9%
Assumptions for periodic benefit cost for the year ended:
Discount rate	3.9	4.6	3.9	4.6
Expected long-term rate of return on plan assets	6.5	6.5	6.5	6.5
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year:
Pre-age 65	N/A	N/A	7.0	7.3
Post-age 65	N/A	N/A	7.1	7.4
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.5	4.5
Year the rate reaches the ultimate trend rate	N/A	N/A	2037	2028
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
Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
Table 17.6: Sensitivity Analysis

	Year Ended December 31,
(Dollars in millions)	2015		2014
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$5	$(4)	$7	$(6)
Effect on total service and interest cost components	0	0	0	0
Plan Assets
The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:
Table 17.7: Plan Assets

	December 31,
	2015	2014
Common collective trusts(1)	57%	59%
Corporate bonds (Standard & Poor’s [“S&P”] rating of A or higher)	6	6
Corporate bonds (S&P rating of lower than A)	13	12
Government securities	18	16
Mortgage-backed securities	5	6
Municipal bonds	1	1
Total	100%	100%
__________

(1)	Common collective trusts include domestic and international equity securities.

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan assets are invested using a total return investment approach whereby a mix of equity securities and debt securities are used to preserve asset values, diversify risk and enhance our ability to achieve our benchmark for long-term investment return.
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
Fair Value Measurement
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 19—Fair Value Measurement.”
Table 17.8: Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Common collective trusts	$0	$129	$0	$129
Corporate bonds (S&P rating of A or higher)	0	15	0	15
Corporate bonds (S&P rating of lower than A)	0	30	0	30
Government securities	0	40	0	40
Mortgage-backed securities	0	12	0	12
Municipal bonds	0	1	0	1
Total planned assets	$0	$227	$0	$227

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Common collective trusts	$0	$146	$0	$146
Corporate bonds (S&P rating of A or higher)	0	16	0	16
Corporate bonds (S&P rating of lower than A)	0	30	0	30
Government securities	0	38	0	38
Mortgage-backed securities	0	15	0	15
Municipal bonds	0	1	0	1
Total planned assets	$0	$246	$0	$246
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 17.9: Expected Future Benefits Payments

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2016	$13	$3
2017	12	3
2018	12	3
2019	12	3
2020	12	3
2021-2025	54	13
In 2016, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—INCOME TAXES
We recognize the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in which the differences are expected to be settled or realized. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.
The following table presents significant components of the provision for income taxes attributable to continuing operations:
Table 18.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Current income tax provision:
Federal taxes	$1,991	$1,934	$1,581
State taxes	207	197	194
International taxes	73	91	115
Total current provision	$2,271	$2,222	$1,890
Deferred income tax (benefit) provision:
Federal taxes	$(368)	$(125)	$284
State taxes	(39)	22	46
International taxes	5	27	4
Total deferred (benefit) provision	$(402)	$(76)	$334
Total income tax provision	$1,869	$2,146	$2,224
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $288 million in 2015, $466 million in 2014 and $459 million in 2013.
The following table presents the income tax provision (benefit) reported in stockholders’ equity:
Table 18.2: Income Tax Provision (Benefit) Reported in Stockholders’ Equity

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Income tax provision (benefit) recorded in AOCI (1)	$19	$374	$(978)
Income tax (benefit) provision recorded in additional paid in capital	(7)	16	(10)
Foreign currency translation losses	23	6	5
Total income tax provision (benefit) recorded in stockholders’ equity	$35	$396	$(983)
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations for the years ended December 31, 2015, 2014 and 2013:

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 18.3: Effective Income Tax Rate

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	1.8	2.1
Low-income housing, new markets and other tax credits	(4.0)	(3.0)	(2.5)
Other foreign tax differences, net	(0.2)	(0.6)	(0.6)
Other, net	(0.9)	(0.5)	(0.2)
Effective tax rate	31.8%	32.7%	33.8%
The following table presents significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014:
Table 18.4: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan and lease losses	$1,853	$1,574
Rewards programs	1,192	993
Security and loan valuations	912	928
Compensation and employee benefits	303	305
Goodwill and intangibles	245	140
Representation and warranty reserve	226	271
Net operating loss and tax credit carryforwards	176	163
Unearned income	143	100
Net unrealized losses on derivatives	0	41
Other assets	329	323
Subtotal	5,379	4,838
Valuation allowance	(166)	(148)
Total deferred tax assets	5,213	4,690
Deferred tax liabilities:
Original issue discount	940	875
Fixed assets and leases	242	208
Net unrealized gains on derivatives	46	0
Other liabilities	323	275
Total deferred tax liabilities	1,551	1,358
Net deferred tax assets	$3,662	$3,332
As of the end of December 31, 2015, we have federal net operating loss carryforwards and losses of $20 million attributable to prior acquisitions that expire from 2018 to 2034. Under IRS rules, the Company’s ability to utilize these losses against future income is limited. We have state operating loss carryforwards with a net tax value of $169 million that expire from 2016 to 2034.
The valuation allowance increased by $18 million to $166 million as of December 31, 2015 in order to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized. We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $3 million benefit for net interest and penalties for both 2015 and 2014, and a $13 million benefit for 2013.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits:
Table 18.5: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2014	$114	$39	$153
Additions for tax positions related to prior years	9	2	11
Reductions for tax positions related to prior years due to IRS and other settlements	(16)	(5)	(21)
Balance as of December 31, 2014	$107	$36	$143
Additions for tax positions related to prior years	38	8	46
Reductions for tax positions related to prior years due to IRS and other settlements	(15)	(11)	(26)
Balance as of December 31, 2015	$130	$33	$163
Portion of balance at December 31, 2015 that, if recognized, would impact the effective income tax rate	$85	$21	$106
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2015, the IRS continued examining the Company’s federal income tax returns for the tax years 2012 and 2013. These examinations are expected to be completed in 2016.
The Company entered into the IRS Compliance Assurance Process (“CAP”) for the Company’s 2014 federal income tax return.  The CAP examination process was substantially completed in 2015 prior to the filing of the Company’s 2014 federal income tax return. The Company has continued in the CAP examination process for the 2015 tax year, with a similar expectation that the IRS examination will be substantially completed prior to the filing of its 2015 federal income tax return in 2016. The Company has also been accepted into CAP for 2016. It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within twelve months of the reporting date as a result of the above-referenced pending matters. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2015, U.S. income taxes and foreign withholding taxes have not been provided on approximately $1.5 billion of unremitted earnings of subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.
As of December 31, 2015, U.S. income taxes of approximately $107 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc. (“North Fork”) and the acquisition of Chevy Chase Bank, F.S.B. (“CCB”), are subject to recapture in the unlikely event that CONA, as successor to North Fork and CCB, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—FAIR VALUE MEASUREMENT
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2015 and 2014:
Table 19.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,660	$0	$0	$4,660
RMBS	0	26,807	504	27,311
CMBS	0	5,282	97	5,379
Other ABS	0	1,340	0	1,340
Other securities	355	2	14	371
Total securities available for sale	5,015	33,431	615	39,061
Other assets:
Consumer MSRs	0	0	68	68
Derivative assets(1)(2)	2	1,459	57	1,518
Retained interests in securitizations	0	0	211	211
Total assets	$5,017	$34,890	$951	$40,858
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$491	$27	$520
Total liabilities	$2	$491	$27	$520

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,117	$1	$0	$4,118
Corporate debt securities guaranteed by U.S. government agencies	0	467	333	800
RMBS	0	24,820	561	25,381
CMBS	0	5,291	228	5,519
Other ABS	0	2,597	65	2,662
Other securities	111	899	18	1,028
Total securities available for sale	4,228	34,075	1,205	39,508
Other assets:
Consumer MSRs	0	0	53	53
Derivative assets(1)(2)	4	1,382	66	1,452
Retained interests in securitizations	0	0	221	221
Total assets	$4,232	$35,457	$1,545	$41,234
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$293	$43	$339
Total liabilities	$3	$293	$43	$339
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

The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty. The net derivative assets were $986 million and $828 million, and the net derivative liabilities were $377 million and $175 million as of December 31, 2015 and December 31, 2014, respectively. See “Note 11—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both December 31, 2015 and 2014. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2015, we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 19.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of Dcember 31, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(1)	$6	$0	$(226)	$0	$(12)	$0	$(100)	$0	$0
RMBS	561	35	(3)	0	0	0	(63)	343	(369)	504	36
CMBS	228	0	(1)	138	0	0	(52)	0	(216)	97	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(44)	0	0
Other securities	18	0	0	4	0	0	(8)	0	0	14	0
Total securities available for sale	1,205	35	0	142	(246)	0	(135)	343	(729)	615	36
Other assets:
Consumer MSRs	53	(1)	0	0	0	22	(6)	0	0	68	(1)
Derivative assets(4)	66	14	0	0	0	49	(59)	0	(13)	57	14
Retained interest in securitizations	221	(10)	0	0	0	0	0	0	0	211	(10)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(9)	$0	$0	$0	$(20)	$36	$0	$9	$(27)	$(9)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$(5)	$20	$0	$(248)	$0	$(63)	$64	$(362)	$333	$0
RMBS	1,304	65	39	1,022	0	0	(171)	259	(1,957)	561	64
CMBS	739	0	3	192	0	0	(75)	66	(697)	228	0
Other ABS	343	5	12	0	0	0	(3)	75	(367)	65	5
Other securities	17	(1)	0	0	0	0	(8)	10	0	18	0
Total securities available for sale	3,330	64	74	1,214	(248)	0	(320)	474	(3,383)	1,205	69
Other assets:
Consumer MSRs	69	(27)	0	0	0	15	(4)	0	0	53	(27)
Derivative assets(4)	50	20	0	0	0	20	(21)	0	(3)	66	19
Retained interest in securitization	199	22	0	0	0	0	0	0	0	221	22
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(38)	$(20)	$0	$0	$0	$(15)	$29	$0	$1	$(43)	$(20)
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income, in our consolidated statements of income.

(2)
During the years ended December 31, 2015 and 2014, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 for 2015 and 2014 were primarily driven by greater consistency among multiple pricing sources.

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
The amount presented for unrealized gains (losses) for assets still held as of the reporting date primarily represents impairments of securities available for sale, accretion on certain fixed maturity securities, changes in fair value of derivative instruments and mortgage servicing rights transactions. Impairment is reported in total OTTI, which is a component of non-interest income, in our consolidated statements of income.

(4)
All Level 3 derivative assets and liabilities are presented on a gross basis and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty.

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
Table 19.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$504	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-12% 0-28% 0-8% 16-85%	6% 4% 4% 55%
CMBS	97	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	3% 9%
Other securities	14	Discounted cash flows	Yield	1%	1%
Other assets:
Consumer MSRs	68	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-18% 12% 435-1,500 bps $93-$201	16% 12% 474 bps $98
Derivative assets(1)	57	Discounted cash flows	Swap rates	2%	2%
Retained interests in securitization(2)	211	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	16-75 1-13% 4-9% 2-6% 15-94%	N/A
Liabilities:
Derivative liabilities(1)	$27	Discounted cash flows	Swap rates	2%	2%

Quantitative Information about Level 3 Fair Value Measurements

188	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Fair Value at December 31, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$561	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-18% 0-23% 0-15% 0-85%	6% 4% 5% 55%
CMBS	228	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-100%	1% 5%
Other ABS	65	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2-7% 0-3% 1-10% 30-88%	5% 2% 7% 71%
U.S. government guaranteed debt and other securities	351	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	12-27% 12% 435-1,500 bps $93-$209	18% 12% 478 bps $101
Derivative assets(1)	66	Discounted cash flows	Swap rates	2-3%	2%
Retained interests in securitization(2)	221	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	25-72 2-13% 4-9% 2-8% 19-95%	N/A
Liabilities:
Derivative liabilities(1)	$43	Discounted cash flows	Swap rates	2-3%	2%
__________

(1)
All Level 3 derivative assets and liabilities are presented on a gross basis and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty.

(2)
Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or market accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2015 and 2014, and for which a nonrecurring fair value measurement was recorded during the years then ended:
Table 19.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	December 31, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$362	$362
Loans held for sale	0	149	0	149
Other assets(1)	0	0	92	92
Total	$0	$149	$454	$603

189	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$121	$121
Loans held for sale	0	34	0	34
Other assets(1)	0	0	65	65
Total	$0	$34	$186	$220
__________

(1)
Includes foreclosed property and repossessed assets of $54 million and long-lived assets held for sale of $38 million as of December 31, 2015, compared to foreclosed property and repossessed assets of $60 million and long-lived assets held for sale of $5 million as of December 31, 2014.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 9% to 73%, with a weighted average of 20%, and from 0% to 74%, with a weighted average of 30%, as of December 31, 2015 and 2014, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2015 and 2014:
Table 19.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Losses
	Year Ended December 31,
(Dollars in millions)	2015	2014
Loans held for investment	$(80)	$(24)
Loans held for sale	(1)	0
Other assets(1)	(45)	(12)
Total	$(126)	$(36)
__________

(1)	Includes losses related to foreclosed property, repossessed assets and long-lived assets.
Fair Value of Financial Instruments
The following table is a summary of the fair value estimates for our financial instruments, excluding those financial instruments that are recorded at fair value on a recurring basis as they are included within the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” table included earlier in this Note.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 19.6: Fair Value of Financial Instruments

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,023	$8,023	$8,023	$0	$0
Restricted cash for securitization investors	1,017	1,017	1,017	0	0
Securities held to maturity	24,619	25,317	198	25,068	51
Net loans held for investment	224,721	222,007	0	0	222,007
Loans held for sale	904	933	0	860	73
Interest receivable(1)	1,189	1,189	0	1,189	0
Financial liabilities:
Non-interest bearing deposits	$25,847	$25,847	$25,847	$0	$0
Interest-bearing deposits	191,874	185,075	0	15,848	169,227
Securitized debt obligations	16,166	16,225	0	16,225	0
Senior and subordinated notes	21,837	22,062	0	22,062	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	981	981	0	0
Other borrowings	20,131	20,134	0	20,134	0
Interest payable(1)	299	299	0	299	0

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,242	$7,242	$7,242	$0	$0
Restricted cash for securitization investors	234	234	234	0	0
Securities held to maturity	22,500	23,634	0	23,503	131
Net loans held for investment	203,933	207,104	0	0	207,104
Loans held for sale	626	650	0	650	0
Interest receivable(1)	1,079	1,079	0	1,079	0
Financial liabilities:
Non-interest bearing deposits	$25,081	$25,081	$25,081	$0	$0
Interest-bearing deposits	180,467	174,074	0	11,668	162,406
Securitized debt obligations	11,624	11,745	0	11,745	0
Senior and subordinated notes	18,684	19,083	0	19,083	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	880	880	0	0
Other borrowings	17,269	17,275	0	17,275	0
Interest payable(1)	254	254	0	254	0
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

Financial Assets and Liabilities
The following describes the valuation techniques used in estimating the fair value of our financial assets and liabilities as of December 31, 2015 and 2014. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, loans held for sale, interest receivable, interest-bearing deposits, securitized debt obligations, other borrowings and senior and subordinated notes. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.

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
Certain securities are classified as Level 2 and 3, the majority of which are RMBS and CMBS. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the pricing models may apply available information through processes such as benchmarking curves, like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets
Included in other assets are foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property, other repossessed assets and long-lived assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
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

NOTE 20—BUSINESS SEGMENTS
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the years ended December 31, 2015, 2014 and 2013, selected balance sheet data as of 2015, 2014 and 2013, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits.

Table 20.1: Segment Results and Reconciliation

	Year Ended December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$11,161	$5,755	$1,865	$53	$18,834
Non-interest income	3,421	710	487	(39)	4,579
Total net revenue	14,582	6,465	2,352	14	23,413
Provision (benefit) for credit losses	3,417	819	302	(2)	4,536
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	316	0	0	0	316
Core deposit intangible amortization	0	79	15	0	94
Total PCCR and core deposit intangible amortization	316	79	15	0	410
Other non-interest expense	7,186	3,947	1,141	312	12,586
Total non-interest expense	7,502	4,026	1,156	312	12,996
Income (loss) from continuing operations before income taxes	3,663	1,620	894	(296)	5,881
Income tax provision (benefit)	1,309	586	324	(350)	1,869
Income from continuing operations, net of tax	$2,354	$1,034	$570	$54	$4,012
Loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Deposits	0	172,702	34,257	10,762	217,721

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$10,310	$5,748	$1,751	$9	$17,818
Non-interest income	3,311	684	450	27	4,472
Total net revenue	13,621	6,432	2,201	36	22,290
Provision (benefit) for credit losses	2,750	703	93	(5)	3,541
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	369	0	0	0	369
Core deposit intangible amortization	0	108	21	0	129
Total PCCR and core deposit intangible amortization	369	108	21	0	498
Other non-interest expense	6,694	3,761	1,062	165	11,682
Total non-interest expense	7,063	3,869	1,083	165	12,180
Income (loss) from continuing operations before income taxes	3,808	1,860	1,025	(124)	6,569
Income tax provision (benefit)	1,329	665	366	(214)	2,146
Income from continuing operations, net of tax	$2,479	$1,195	$659	$90	$4,423
Loans held for investment	$85,876	$71,439	$50,890	$111	$208,316
Deposits	0	168,078	31,954	5,516	205,548

	Year Ended December 31, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$10,967	$5,905	$1,674	$(440)	$18,106
Non-interest income	3,320	749	395	(186)	4,278
Total net revenue (loss)	14,287	6,654	2,069	(626)	22,384
Provision (benefit) for credit losses	2,824	656	(24)	(3)	3,453
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	434	0	0	0	434
Core deposit intangible amortization	0	138	27	0	165
Total PCCR and core deposit intangible amortization	434	138	27	0	599
Other non-interest expense	7,005	3,607	931	211	11,754
Total non-interest expense	7,439	3,745	958	211	12,353
Income (loss) from continuing operations before income taxes	4,024	2,253	1,135	(834)	6,578
Income tax provision (benefit)	1,409	802	404	(391)	2,224
Income (loss) from continuing operations, net of tax	$2,615	$1,451	$731	$(443)	$4,354
Loans held for investment	$81,305	$70,762	$45,011	$121	$197,199
Deposits	0	167,652	30,567	6,304	204,523

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
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
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to a GSE. We enter into loss sharing agreements with the GSE upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $40 million and $36 million as of December 31, 2015 and 2014, respectively.
We had standby letters of credit and commercial letters of credit with contractual amounts of $1.9 billion and $2.1 billion as of December 31, 2015 and 2014, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets was $3 million as of both December 31, 2015 and 2014. These financial guarantees had expiration dates ranging from 2016 to 2025 as of December 31, 2015.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult, by the end of 2015, on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle PPI complaints covered by s. 140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”) in light of the U.K. Supreme Court’s 2014 ruling in Plevin v. Paragon Personal Finance Limited (“Plevin”). The consultation began on November 26, 2015 and will run into early 2016.
In determining our best estimate of incurred losses for future remediation payments, management considers numerous factors, including: (i) the number of customer complaints we expect in the future; (ii) our expectation of upholding those complaints; (iii) the expected number of complaints customers escalate to the FOS; (iv) our expectation of the FOS upholding such escalated complaints; (v) the number of complaints that fall under the s.140A of the Consumer Credit Act; and (vi) the estimated remediation payout to customers. We monitor these factors each quarter and adjust our reserves to reflect the latest data.
Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $176 million and $116 million as of December 31, 2015 and 2014, respectively. In the year ended December 31, 2015, we increased reserves by $147 million primarily because of an increase of our claims rate assumption. Our best estimate of reasonably possible future losses beyond our reserve as of December 31, 2015 is approximately $250 million.

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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of December 31, 2015 and 2014:
Table 21.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	December 31, 2015	December 31, 2014	Total	2008	2007	2006	2005
GSEs	$2	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	4	20	0	2	8	10
Uninsured Securitizations and Other	14	16	80	3	15	30	32
Total	$20	$23	$111	$4	$21	$41	$45
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $20 billion in unpaid principal balance remains outstanding as of December 31, 2015, of which approximately $3 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.4 billion original principal balance of mortgage loans as of December 31, 2015, a $1.2 billion decrease from December 31, 2014. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 21.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825
Gross new demands received	22	0	742	764
Loans repurchased/made whole	(31)	0	(5)	(36)
Demands rescinded	(64)	(965)	(12)	(1,041)
Open claims as of December 31, 2014	16	649	1,847	2,512
Gross new demands received	23	0	23	46
Loans repurchased/made whole	(17)	0	(1)	(18)
Demands rescinded	(21)	(115)	(1,054)	(1,190)
Open claims as of December 31, 2015	$1	$534	$815	$1,350
__________

(1)
The open pipeline includes all timely repurchase-related requests ever received by our subsidiaries where the requesting party has not formally rescinded the repurchase-related request or our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses. The demands rescinded in 2015 reflect the ruling from New York’s highest court in June 2015 that the statute of limitations for repurchase claims begins when the relevant representations and warranties were made, as opposed to some later date during the life of the loan. Finally, the amounts reflected in this chart are the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our representation and warranty reserve for the years ended December 31, 2015 and 2014:
Table 21.3: Changes in Representation and Warranty Reserve(1)

	Year Ended December 31,
(Dollars in millions)	2015	2014
Representation and warranty reserve, beginning of period	$731	$1,172
Benefit for mortgage representation and warranty losses:
Recorded in continuing operations	(16)	(26)
Recorded in discontinued operations	(64)	(7)
Total benefit for mortgage representation and warranty losses	(80)	(33)
Net realized losses	(41)	(408)
Representation and warranty reserve, end of period	$610	$731
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as December 31, 2015 and 2014.
Table 21.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
	December 31, 2015
(Dollars in millions, except for loans sold)	2015	2014
Selected period-end data:
Active Insured Securitizations and GSEs	$480	$499	$27
Inactive Insured Securitizations and Others	130	232	84
Total(2)	$610	$731	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability includes an immaterial amount related to loans that were originated after 2008.
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
The aggregate reserve for all three subsidiaries totaled $610 million as of December 31, 2015, compared to $731 million as of December 31, 2014. We recorded a net benefit for mortgage representation and warranty losses of $80 million (which includes a benefit of $16 million before taxes in continuing operations and a benefit of $64 million before taxes in discontinued operations) in 2015. The decrease in the representation and warranty reserve was primarily driven by settlements and favorable industry legal developments, including a ruling from New York’s highest court that the statute of limitations for repurchase claims begins when the relevant representations and warranties were made, as opposed to some later date during the life of the loan.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of December 31, 2015 is approximately $1.6 billion, a decrease from our $2.1 billion estimate at December 31, 2014. The decrease in this estimate was primarily driven by favorable industry legal developments, including the statute of limitations ruling from New York’s highest court mentioned above. The estimate as of December 31, 2015 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation described below.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. None of the amounts we currently have recorded individually or in the aggregate are considered to be material to our financial condition. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of potentially material legal proceedings and claims.
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2015 is approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental actors, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014 and argued before the court on September 28, 2015. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. These consolidated cases are in their preliminary stages, and Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks. Separate settlement and judgment sharing agreements between Capital One and MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.
In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. In March 2014, the court granted a partial motion for class certification. Both parties appealed the decision to the Court of Appeal for British Columbia, which heard oral argument in December 2014. In April 2015, the merchant plaintiffs and Capital One agreed to settle all matters filed in Canada as to Capital One and the courts across the different provinces approved the class settlement in the fourth quarter of 2015.

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Card Interest Rate Litigation
The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the U.S. Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint alleging that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the Unfair Competition Law (“UCL”), the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished. The MDL plaintiffs sought statutory damages, restitution, attorney’s fees and an injunction against future rate increases. In September 2014, the court granted summary judgment for Capital One, which the Eleventh Circuit Court of Appeals affirmed in November 2015.
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
In May, June, and July 2012, FHFA (acting as conservator for Freddie Mac) filed three summonses with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans (“FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest.
In July 2013, Lehman XS Trust, Series 2006-4N, by its trustee U.S. Bank, N.A. filed a lawsuit in the Southern District of New York against GreenPoint alleging breaches of representations and warranties made in certain loan sale agreements, pursuant to which GreenPoint sold mortgage loans with an original principal balance of $915 million to Lehman Brothers for securitization and sale to investors. The lawsuit (“LXS Trust Litigation”) seeks specific performance of GreenPoint’s obligation to repurchase certain allegedly breaching loans, or in the alternative, the repurchase of all loans in the trust, the award of rescissory damages, costs, fees and interest. In January 2014, the court granted GreenPoint’s motion to dismiss based on the statute of limitations, ruling that New York’s six-year statute of limitations began running no later than the time of the mortgage securitization. The plaintiff has appealed the dismissal of the complaint, and the United States Court of Appeals for the Second Circuit heard oral argument on December 3, 2015.

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
Intellectual Ventures Corp., et al.
In June 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the U.S. District Court for the Eastern District of Virginia. In the Complaint, IV alleged infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One filed an answer and counterclaim alleging antitrust violations. In December 2013, the court dismissed Capital One’s counterclaim and decided the parties’ arguments on claim construction. IV agreed to dismiss two patents in suit, and following claim construction, asked for a stipulation of non-infringement for one patent with an opportunity to appeal the court’s decision regarding claim construction. In April 2014, the court granted Capital One’s motion for summary judgment and found that the two remaining patents were either unpatentable or indefinite. In May 2014, IV appealed to the Federal Circuit, which affirmed the district court’s dismissal of all three remaining patents in July 2015.
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations. IV voluntarily dismissed one of the patents against Capital One and in September 2015, the court granted summary judgment in favor of Capital One on the remaining four patents and dismissed IV’s claims. IV has appealed the dismissal of its claims to the Federal Circuit.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY) (1)
Financial Information
The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 22.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Interest income	$120	$114	$94
Interest expense	185	204	250
Dividends from subsidiaries	450	3,449	5,950
Non-interest income	10	53	33
Non-interest expense	178	85	196
Income before income taxes and equity in undistributed earnings of subsidiaries	217	3,327	5,631
Income tax (benefit) provision	(67)	11	(66)
Equity in undistributed earnings of subsidiaries	3,766	1,112	(1,576)
Net income	4,050	4,428	4,121
Other comprehensive (loss) income, net of tax	(186)	442	(1,611)
Comprehensive income	$3,864	$4,870	$2,510
Table 22.2: Parent Company Balance Sheets

	December 31,
(Dollars in millions)	2015	2014
Assets:
Cash and cash equivalents	$7,245	$8,262
Investment in subsidiaries	48,676	44,993
Loans to subsidiaries	521	1,494
Securities available for sale	905	961
Other assets	739	618
Total assets	$58,086	$56,328

Liabilities:
Senior and subordinated notes	$8,657	$8,907
Other borrowings	1,591	1,573
Accrued expenses and other liabilities	554	795
Total liabilities	10,802	11,275
Total stockholders’ equity	47,284	45,053
Total liabilities and stockholders’ equity	$58,086	$56,328

206	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 22.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Operating activities:
Net income	$4,050	$4,428	$4,121
Adjustments to reconcile net income to cash provided by operating activities:
Dividends (undistributed earnings) from subsidiaries	(3,766)	(1,112)	1,576
Other operating activities	(300)	(83)	(1,120)
Net cash (used in) provided by operating activities	(16)	3,233	4,577
Investing activities:
Net payments (to) from subsidiaries	(172)	94	787
Proceeds from maturities of securities available for sale	65	50	46
Purchase of securities available for sale	0	(143)	(287)
Decrease (increase) in loans to subsidiaries	973	(7)	(153)
Net cash provided by (used in) investing activities	866	(6)	393
Financing activities:
Borrowings:
Increase (decrease) in borrowings from subsidiaries	18	28	(3,490)
Issuance of senior notes	2,487	1,498	849
Maturities of senior notes	(2,625)	(2,100)	(1,040)
Common stock:
Net proceeds from issuances	111	100	81
Dividends paid	(816)	(679)	(555)
Preferred stock:
Net proceeds from issuances	1,472	969	0
Dividends paid	(158)	(67)	(53)
Purchases of treasury stock	(2,441)	(2,045)	(1,033)
Proceeds from stock-based payment activities	85	146	114
Net cash used in financing activities	(1,867)	(2,150)	(5,127)
(Decrease) increase in cash and cash equivalents	(1,017)	1,077	(157)
Cash and cash equivalents at beginning of year	8,262	7,185	7,342
Cash and cash equivalents at end of year	$7,245	$8,262	$7,185
___________

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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—RELATED PARTY TRANSACTIONS
In the ordinary course of business, we may have loans issued to our executive officers, directors, and principal stockholders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

208	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION SELECTED QUARTERLY FINANCIAL INFORMATION(1)

(Dollars in millions, except per share data) (unaudited)	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$5,384	$5,164	$4,937	$4,974	$5,045	$4,887	$4,712	$4,753
Interest expense	423	404	400	398	389	390	397	403
Net interest income	4,961	4,760	4,537	4,576	4,656	4,497	4,315	4,350
Provision for credit losses	1,380	1,092	1,129	935	1,109	993	704	735
Net interest income after provision for credit losses	3,581	3,668	3,408	3,641	3,547	3,504	3,611	3,615
Non-interest income	1,233	1,140	1,135	1,071	1,157	1,142	1,153	1,020
Non-interest expense	3,480	3,160	3,307	3,049	3,284	2,985	2,979	2,932
Income from continuing operations before income taxes	1,334	1,648	1,236	1,663	1,420	1,661	1,785	1,703
Income tax provision	426	530	384	529	450	536	581	579
Income from continuing operations, net of tax	908	1,118	852	1,134	970	1,125	1,204	1,124
Income (loss) from discontinued operations, net of tax	12	(4)	11	19	29	(44)	(10)	30
Net income	920	1,114	863	1,153	999	1,081	1,194	1,154
Dividends and undistributed earnings allocated to participating securities(2)	(4)	(6)	(4)	(6)	(4)	(5)	(4)	(5)
Preferred stock dividends	(68)	(29)	(29)	(32)	(21)	(20)	(13)	(13)
Net income available to common stockholders	$848	$1,079	$830	$1,115	$974	$1,056	$1,177	$1,136
Per common share:
Basic earnings per common share:(2)
Net income from continuing operations	$1.58	$2.01	$1.50	$2.00	$1.71	$1.97	$2.09	$1.94
Income (loss) from discontinued operations	0.02	(0.01)	0.02	0.03	0.05	(0.08)	(0.02)	0.05
Net income per basic common share	$1.60	$2.00	$1.52	$2.03	$1.76	$1.89	$2.07	$1.99
Diluted earnings per common share:(2)
Net income from continuing operations	$1.56	$1.99	$1.48	$1.97	$1.68	$1.94	$2.06	$1.91
Income (loss) from discontinued operations	0.02	(0.01)	0.02	0.03	0.05	(0.08)	(0.02)	0.05
Net income per diluted common share	$1.58	$1.98	$1.50	$2.00	$1.73	$1.86	$2.04	$1.96
Weighted average common shares outstanding:
Basic common shares	530.8	540.6	545.6	550.2	554.3	559.9	567.5	571.0
Diluted common shares	536.3	546.3	552.0	557.2	561.8	567.9	577.6	580.3
Average balance sheet data:
Loans held for investment	$220,052	$211,227	$206,337	$205,194	$203,436	$199,422	$194,996	$193,722
Interest-earning assets	292,054	283,082	276,585	278,427	273,436	268,890	263,570	262,659
Total assets	323,354	313,822	307,206	309,401	304,153	298,913	294,089	293,551
Interest-bearing deposits	189,885	185,800	183,946	182,998	179,401	179,928	182,053	184,183
Total deposits	215,899	210,974	209,143	207,851	205,355	205,199	206,315	205,842
Borrowings	48,850	45,070	41,650	46,082	43,479	40,314	35,658	35,978
Total stockholders’ equity	48,712	48,456	47,255	46,397	45,576	44,827	43,767	42,859
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

(2.)
Dividends and undistributed earnings allocated to participating securities, earnings per share, and preferred stock dividends are computed independently for each period. Accordingly, the sum of each quarter may not agree to the year-to-date total.

209	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the fourth quarter of 2015, we implemented a new human resource management system including necessary changes to processes, information technology and other components of internal control over financial reporting. There have been no other changes in internal control over financial reporting that occurred during the fourth quarter of 2015 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

210	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9B. Other Information
None.

211	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2016 Annual Stockholder Meeting (“Proxy Statement”) under the headings “Corporate Governance at Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2015 fiscal year.
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

212	Capital One Financial Corporation (COF)

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
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Selected Quarterly Financial Information

(2)	Schedules:

None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

213	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 25, 2016	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair, Chief Executive Officer and President	February 25, 2016
Richard D. Fairbank	(Principal Executive Officer)

/s/ STEPHEN S. CRAWFORD	Chief Financial Officer	February 25, 2016
Stephen S. Crawford	(Principal Financial Officer)

/s/ R. SCOTT BLACKLEY	Controller	February 25, 2016
R. Scott Blackley	(Principal Accounting Officer)

/s/ PATRICK W. GROSS	Director	February 25, 2016
Patrick W. Gross

/s/ ANN F. HACKETT	Director	February 25, 2016
Ann F. Hackett

/s/ LEWIS HAY, III	Director	February 25, 2016
Lewis Hay, III

/s/ BENJAMIN P. JENKINS, III	Director	February 25, 2016
Benjamin P. Jenkins, III

/s/ PIERRE E. LEROY	Director	February 25, 2016
Pierre E. Leroy

/s/ PETER E. RASKIND	Director	February 25, 2016
Peter E. Raskind

/s/ MAYO A. SHATTUCK III	Director	February 25, 2016
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 25, 2016
Bradford H. Warner

/s/CATHERINE G. WEST	Director	February 25, 2016
Catherine G. West

214	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2015
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2008 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009; (v) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (vi) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (vii) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (viii) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; and (ix) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015.

Exhibit No.	Description
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

10.1
Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2015).

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

10.2.2	Form of Nonstatutory Stock Option Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

215	Capital One Financial Corporation (COF)

Exhibit No.	Description
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

10.2.14
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 29, 2015 (incorporated by reference to Exhibit 10.2.14 of the 2014 Form 10-K).

10.2.15
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 29, 2015 (incorporated by reference to Exhibit 10.2.15 of the 2014 Form 10-K).

10.2.16
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 29, 2015 (incorporated by reference to Exhibit 10.2.16 of the 2014 Form 10-K).

10.2.17*
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 4, 2016.

10.2.18*	Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 4, 2016.
10.2.19*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 4, 2016.

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