Form 10-Q
period 2016-03-31
CAPITAL ONE FINANCIAL CORP
filed 2016-05-04
CIK 927628

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
____________________________________
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒
As of April 29, 2016, there were 512,099,463 shares of the registrant’s Common Stock outstanding.

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of March 31, 2016 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2015 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2016, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the consolidated financial statements included in this Report.
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

1	Capital One Financial Corporation (COF)

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
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). As part of this acquisition, we recorded approximately $9.2 billion in assets, including $8.3 billion of loans. See “Note 2—Business Developments” in our 2015 Form 10-K for additional information.
We had no significant acquisitions or dispositions in the first quarter of 2016.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the first quarters of 2016 and 2015 and selected comparative balance sheet data as of March 31, 2016 and December 31, 2015. We also provide selected key metrics we use in evaluating our performance.
Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2016	2015	Change
Income statement
Net interest income	$5,056	$4,576	10%
Non-interest income	1,164	1,071	9
Total net revenue	6,220	5,647	10
Provision for credit losses	1,527	935	63
Non-interest expense:
Marketing	428	375	14
Amortization of intangibles	101	110	(8)
Operating expenses	2,694	2,564	5
Total non-interest expense	3,223	3,049	6
Income from continuing operations before income taxes	1,470	1,663	(12)
Income tax provision	452	529	(15)
Income from continuing operations, net of tax	1,018	1,134	(10)
Income (loss) from discontinued operations, net of tax	(5)	19	**
Net income	1,013	1,153	(12)
Dividends and undistributed earnings allocated to participating securities	(6)	(6)	—
Preferred stock dividends	(37)	(32)	16
Net income available to common stockholders	$970	$1,115	(13)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$1.86	$2.00	(7)%
Income (loss) from discontinued operations	(0.01)	0.03	**
Net income per basic common share	$1.85	$2.03	(9)
Diluted earnings per common share:
Net income from continuing operations	$1.85	$1.97	(6)
Income (loss) from discontinued operations	(0.01)	0.03	**
Net income per diluted common share	$1.84	$2.00	(8)
Weighted-average common shares outstanding (in millions):
Basic	523.5	550.2	(5)
Diluted	528.0	557.2	(5)
Common shares outstanding (period end, in millions)	514.5	548.0	(6)
Dividends paid per common share	$0.40	$0.30	33
Tangible book value per common share (period end)	55.94	52.19	7
Balance sheet (average balances)
Loans held for investment	$226,736	$205,194	10%
Interest-earning assets	299,456	278,427	8
Total assets	331,919	309,401	7
Interest-bearing deposits	194,125	182,998	6
Total deposits	219,180	207,851	5
Borrowings	53,761	46,082	17
Common equity	45,782	44,575	3
Total stockholders’ equity	49,078	46,397	6

3	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2016	2015	Change
Selected performance metrics
Purchase volume(1)	$68,189	$57,383	19%
Total net revenue margin(2)	8.31%	8.11%	20	bps
Net interest margin(3)	6.75	6.57	18
Return on average assets	1.23	1.47	(24)
Return on average tangible assets(4)	1.29	1.54	(25)
Return on average common equity(5)	8.52	9.84	(132)
Return on average tangible common equity (“TCE”)(6)	12.94	15.00	(206)
Equity-to-assets ratio(7)	14.79	15.00	(21)
Non-interest expense as a percentage of average loans held for investment(8)	5.69	5.94	(25)
Efficiency ratio(9)	51.82	53.99	(217)
Effective income tax rate from continuing operations	30.7	31.8	(110)
Net charge-offs	$1,178	$881	34%
Net charge-off rate(10)	2.08%	1.72%	36	bps

(Dollars in millions, except as noted)	March 31, 2016	December 31, 2015	Change
Balance sheet (period end)
Loans held for investment	$227,613	$229,851	(1)%
Interest-earning assets	298,348	302,007	(1)
Total assets	330,346	334,048	(1)
Interest-bearing deposits	196,597	191,874	2
Total deposits	221,779	217,721	2
Borrowings	50,497	59,115	(15)
Common equity	44,411	43,990	1
Total stockholders’ equity	47,707	47,284	1
Credit quality metrics (period end)
Allowance for loan and lease losses	$5,416	$5,130	6%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.38%	2.23%	15	bps
30+ day performing delinquency rate	2.33	2.69	(36)
30+ day delinquency rate	2.64	3.00	(36)
Capital ratios
Common equity Tier 1 capital ratio	11.1%	11.1%	—
Tier 1 capital ratio	12.4	12.4	—
Total capital ratio	14.6	14.6	—
Tier 1 leverage ratio	10.2	10.6	(40	)bps
Tangible common equity ratio(11)	9.1	8.9	20
Supplementary leverage ratio(12)	8.9	9.2	(30)
Other
Employees (in thousands), period end	45.8	45.4	1%
__________

**	Change is not meaningful.

(1)
Includes credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(2)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(3)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

(4)
Calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(5)
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

4	Capital One Financial Corporation (COF)

(7)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(8)	Calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.

(9)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(10)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

(11)
The tangible common equity ratio is a non-GAAP measure calculated as TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

(12)
Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $1.0 billion ($1.84 per diluted common share) on total net revenue of $6.2 billion for the first quarter of 2016. In comparison, we reported net income of $1.2 billion ($2.00 per diluted common share) on total net revenue of $5.6 billion for the first quarter of 2015.
Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 11.1% as of both March 31, 2016 and December 31, 2015. See “MD&A—Capital Management” below for additional information.
On March 11, 2015, we announced that our Board of Directors authorized the repurchase of up to $3.125 billion of shares of our common stock (“2015 Stock Repurchase Program”). On February 17, 2016, we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. Through the end of the first quarter of 2016, we repurchased approximately $2.8 billion of shares of common stock as part of this program, including completion of the previously announced incremental $300 million in share repurchases, and expect to complete the 2015 Stock Repurchase Program by the end of the second quarter of 2016. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in the first quarter of 2016. These highlights are generally based on a comparison between the results of the first quarters of 2016 and 2015, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2016, compared to our financial condition and credit performance as of December 31, 2015. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•
Earnings: Our net income decreased by $140 million to $1.0 billion in the first quarter of 2016 compared to the first quarter of 2015. The decrease in net income from continuing operations in the first quarter of 2016 was driven by (i) an increase in the provision for credit losses in our domestic credit card loan portfolio due to higher charge-offs and an allowance build in the first quarter of 2016 compared to a release in the first quarter of 2015, and in our commercial loan portfolio due to a larger build in both the allowance for loan and lease losses and the reserve for unfunded lending commitments as a result of continued adverse industry conditions impacting our oil and gas portfolio; and (ii) an increase in non-interest expense driven by higher operating and marketing expenses associated with loan growth and continued technology and infrastructure investments. These expenses were partially offset by (i) higher interest income due to growth in our credit card and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase in non-interest income primarily attributable to higher net interchange fees, partially offset by lower service charges and other customer-related fees primarily due to the continued run-off of our legacy payment protection products in our Domestic Card business, which we exited during the first quarter of 2016.

•
Loans Held for Investment: Period-end loans held for investment decreased by $2.2 billion to $227.6 billion as of March 31, 2016 from December 31, 2015 driven by seasonal paydowns in our credit card loan portfolio and the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto and commercial loan portfolios. Average loans held for investment increased by $21.5 billion to $226.7 billion in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by continued growth in our credit card, auto and commercial loan portfolios, including loans acquired from the HFS acquisition, partially offset by the planned run-off of our acquired home loan portfolio.

5	Capital One Financial Corporation (COF)

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate increased by 36 basis points to 2.08% in the first quarter of 2016 compared to the first quarter of 2015 primarily due to seasoning of recent credit card loan originations and rising losses in our oil and gas and taxi medallion lending portfolios within our Commercial Banking business. Our 30+ day delinquency rate decreased by 36 basis points to 2.64% as of March 31, 2016, from December 31, 2015, primarily due to seasonally lower delinquency inventories, partially offset by seasoning of recent credit card loan originations and adverse market conditions impacting our oil and gas and taxi medallion lending portfolios. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $286 million to $5.4 billion as of March 31, 2016 from December 31, 2015. The increase in the allowance for loan and lease losses was primarily driven by continued adverse industry conditions impacting our oil and gas portfolio in our Commercial Banking business as well as continued domestic credit card loan growth and portfolio seasoning. These factors also contributed to a higher allowance coverage ratio, which increased by 15 basis points to 2.38% as of March 31, 2016 from December 31, 2015.

Business Segment Financial Performance
Table 2 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the first quarters of 2016 and 2015. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2015 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the United States of America (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended March 31,
	2016				2015
	Total Net Revenue (Loss)(1)		Net Income(2)		Total Net Revenue (Loss)(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,880	62%	$609	60%	$3,482	62%	$668	59%
Consumer Banking	1,611	26	249	24	1,592	28	266	23
Commercial Banking(3)	655	11	67	7	575	10	155	14
Other(4)	74	1	93	9	(2)	—	45	4
Total from continuing operations	$6,220	100%	$1,018	100%	$5,647	100%	$1,134	100%
__________

(1)	Total net revenue (loss) consists of net interest income and non-interest income.

(2)	Net income for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

(3)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35% with offsetting reclassifications to the Other category.

(4)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expenses that do not directly support the operations of the business segments and other items as described in “Note 20—Business Segments” in our 2015 Form 10-K.

Credit Card: Our Credit Card business generated net income from continuing operations of $609 million in the first quarter of 2016, compared to net income from continuing operations of $668 million in the first quarter of 2015. The decrease in net income in the first quarter of 2016 was primarily attributable to (i) higher provision for credit losses driven by higher charge-offs and an allowance build, both due to continued loan growth and portfolio seasoning, compared to a release in the first quarter of 2015; and (ii) higher non-interest expense due to higher operating and marketing expenses associated with loan growth. These drivers were partially offset by (i) higher net interest income primarily driven by loan growth; and (ii) higher non-interest income attributable to an increase in net interchange fees, partially offset by a decline in service charges and other customer-related fees primarily due to the continued run-off of our legacy payment protection products in our Domestic Card business, which we exited during the first quarter of 2016. Period-end loans held for investment decreased by $3.4 billion to $92.7 billion as of March 31, 2016 from December 31, 2015, primarily due to expected seasonal paydowns.
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $249 million in the first quarter of 2016, compared to net income from continuing operations of $266 million in the first quarter of 2015. The decrease in

6	Capital One Financial Corporation (COF)

net income in the first quarter of 2016 was primarily attributable to (i) higher provision for credit losses primarily driven by higher charge-offs on auto loans; and (ii) higher non-interest expense largely driven by increased marketing expenses in our retail banking business and higher operating expenses driven by growth in our auto loan portfolio. Period-end loans held for investment were substantially flat, increasing by $219 million, or 0.3%, to $70.6 billion as of March 31, 2016 from December 31, 2015.
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $67 million in the first quarter of 2016, compared to net income from continuing operations of $155 million in the first quarter of 2015. The decrease in net income in the first quarter of 2016 was primarily attributable to (i) higher provision for credit losses due to a larger build in both the allowance for loan and lease losses and the reserve for unfunded lending commitments as a result of continued adverse industry conditions impacting our oil and gas portfolio; and (ii) higher non-interest expense largely driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business. These expenses were partially offset by higher net interest income primarily driven by loan growth, including loans acquired in the HFS acquisition, partially offset by spread compression. Period-end loans held for investment increased by $975 million to $64.2 billion as of March 31, 2016 from December 31, 2015, driven by growth across our commercial loan portfolios.
Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies; (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K for factors that could materially influence our results.
Total Company Expectations
We delivered revenue growth and attractive risk-adjusted returns in the first quarter of 2016, highlighted by strong growth in our Domestic Card business. We believe we are positioned to deliver attractive shareholder returns over the long term, driven by growth and sustainable returns at the higher end of banks, as well as significant capital distribution, subject to regulatory approval.
Changing customer needs and preferences in our retail deposit businesses are driving changes to the function, format and number of our branches. Like all banks, we have been optimizing the format and number of our branches to better meet our evolving customer needs and expect to accelerate these efforts in 2016. While we are still formulating specific plans and timing, we expect to recognize bank optimization charges of approximately $160 million in the “Other” category during 2016.
In addition to these expected bank optimization costs, we also expect the net impact of FDIC surcharges and premium changes to add about $20 million to quarterly operating expenses beginning in the third quarter of 2016. Including the higher expenses associated with these two items, we still expect some improvement in our full-year 2016 efficiency ratio relative to our full-year 2015 efficiency ratio, with continuing improvement in 2017, excluding adjusting items.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2015 capital plan, we increased our quarterly common stock dividend from $0.30 per share to $0.40 per share starting in the second quarter of 2015. We also expect to repurchase up to $3.125 billion of shares of our common stock pursuant to the 2015 Stock Repurchase Program through the second quarter of 2016. As we continued to repurchase shares pursuant to this program, we reduced our net share count by 12.8 million shares in the first quarter of 2016 and completed the previously announced incremental $300 million in repurchases. We are on track to complete our remaining CCAR authorization by the end of the second quarter of 2016. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, and our capital position and amount of retained earnings. The 2015 Stock Repurchase Program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including

7	Capital One Financial Corporation (COF)

utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the full-year 2016 charge-off rate to be around four percent, with quarterly seasonal variability. Based on current information and assuming relative stability in consumer behavior, the domestic economy and competitive conditions, we expect full-year 2017 charge-off rate in the low four percent range, with quarterly seasonal variability. Loan growth coupled with our expectations for a rising charge-off rate drove an allowance build in the current quarter, and we expect these same factors to drive allowance additions going forward.
Consumer Banking: In our Consumer Banking business, persistently low interest rates continue to pressure returns in our deposit businesses. We expect the planned run-off in our acquired home loan portfolio, as well as revenue margin compression and gradually rising charge-offs in our auto business, to have a negative effect on Consumer Banking revenues, efficiency ratio and net income in 2016, even as we continue to tightly manage costs.
Commercial Banking: While competition continues to put pressure on loan terms and pricing in our Commercial Banking business, we continue to see good growth opportunities in select specialty industry verticals. Credit pressures continue to be focused in our oil and gas and taxi medallion lending portfolios and we expect that our oil and gas portfolio will continue to present challenges. While our current reserves fully reflect all the information we have today, future developments and continued turmoil in the energy industry could lead to further reserve builds and possibly increasing charge-offs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K.
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
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors. There have been no changes to our critical accounting policies and estimates since the 2015 Form 10-K.
We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2015 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS
See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2016, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards.

8	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2016 and 2015. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the first quarters of 2016 and 2015.
Table 3: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$85,319	$3,071	14.40%	$74,875	$2,660	14.21%
International credit card	7,839	323	16.48	7,811	291	14.90
Total credit card	93,158	3,394	14.57	82,686	2,951	14.28
Consumer banking	70,441	1,088	6.18	71,595	1,120	6.26
Commercial banking(3)	63,884	539	3.37	51,461	415	3.23
Other	90	64	284.44	112	54	192.86
Total loans, including loans held for sale	227,573	5,085	8.94	205,854	4,540	8.82
Investment securities	65,156	415	2.55	63,181	406	2.57
Cash equivalents and other interest-earning assets	6,727	17	1.01	9,392	28	1.19
Total interest-earning assets	$299,456	$5,517	7.37	$278,427	$4,974	7.15
Cash and due from banks	3,355			3,099
Allowance for loan and lease losses	(5,131)			(4,371)
Premises and equipment, net	3,642			3,701
Other assets	30,597			28,545
Total assets	$331,919			$309,401
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$194,125	$283	0.58	$182,998	$271	0.59
Securitized debt obligations	15,361	48	1.25	11,563	33	1.14
Senior and subordinated notes	21,993	106	1.93	20,595	79	1.53
Other borrowings and liabilities	17,176	24	0.56	14,721	15	0.41
Total interest-bearing liabilities	$248,655	$461	0.74	$229,877	$398	0.69
Non-interest-bearing deposits	25,055			24,853
Other liabilities	9,131			8,274
Total liabilities	282,841			263,004
Stockholders’ equity	49,078			46,397
Total liabilities and stockholders’ equity	$331,919			$309,401
Net interest income/spread		$5,056	6.63		$4,576	6.46
Impact of non-interest-bearing funding			0.12			0.11
Net interest margin			6.75%			6.57%
__________

(1)	Past due fees included in interest income totaled approximately $351 million and $354 million in the first quarters of 2016 and 2015, respectively.

(2)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

(3)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory rate of 35% with offsetting reclassifications to the Other category.

Net interest income increased by $480 million to $5.1 billion in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by growth in our credit card and commercial loan portfolios and an additional day in the first quarter of 2016.

10	Capital One Financial Corporation (COF)

Net interest margin increased by 18 basis points to 6.75% in the first quarter of 2016 compared to the first quarter of 2015, primarily driven by continued growth in our domestic credit card loan portfolio, the planned run-off of the acquired home loan portfolio in our Consumer Banking business and an additional day in the first quarter of 2016, partially offset by declining yields in our auto portfolio.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2016 vs. 2015
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$443	$380	$63
Consumer banking	(32)	(18)	(14)
Commercial banking(2)	124	104	20
Other	10	(11)	21
Total loans, including loans held for sale	545	455	90
Investment securities	9	13	(4)
Cash equivalents and other interest-earning assets	(11)	(7)	(4)
Total interest income	543	461	82
Interest expense:
Deposits	12	16	(4)
Securitized debt obligations	15	11	4
Senior and subordinated notes	27	6	21
Other borrowings and liabilities	9	3	6
Total interest expense	63	36	27
Net interest income	$480	$425	$55
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

(2)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory rate of 35% with offsetting reclassifications to the Other category.

Non-Interest Income
Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees, and other non-interest income. Other non-interest income includes the pre-tax net benefit for mortgage representation and warranty losses related to continuing operations, gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness.

11	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest income for the first quarters of 2016 and 2015.
Table 5: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Interchange fees, net	$596	$496
Service charges and other customer-related fees	404	437
Net other-than-temporary impairment recognized in earnings	(8)	(15)
Other non-interest income:
Benefit (provision) for mortgage representation and warranty losses(1)	1	(1)
Net gains (losses) from the sale of investment securities	—	2
Net fair value gains (losses) on free-standing derivatives	30	10
Other	141	142
Total other non-interest income	172	153
Total non-interest income	$1,164	$1,071
__________

(1)
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

Non-interest income increased by $93 million to $1.2 billion in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by an increase in interchange fees due to higher purchase volume in our Credit Card business and a customer rewards liability release within the retail banking business related to the discontinuation of certain debit card and deposit products, partially offset by (i) increased rewards expense due to higher purchase volume and continued expansion of our rewards franchise; and (ii) lower service charges and other customer-related fees primarily due to the continued run-off of our legacy payment protection products in our Domestic Card business, which we exited during the first quarter of 2016.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.5 billion and $935 million in the first quarters of 2016 and 2015, respectively. The provision for credit losses as a percentage of net interest income was 30.2% and 20.4% in the first quarters of 2016 and 2015, respectively.
Our provision for credit losses increased by $592 million in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily driven by an increase in our domestic credit card loan portfolio due to higher charge-offs and an allowance build in the first quarter of 2016 compared to a release in the first quarter of 2015, and in our commercial loan portfolio due to a larger build in both the allowance for loan and lease losses and the reserve for unfunded lending commitments as a result of continued adverse industry conditions impacting our oil and gas portfolio.
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K.
Non-Interest Expense
Non-interest expense consists of ongoing operating expenses, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other non-interest expenses, as well as marketing costs and amortization of intangibles.

12	Capital One Financial Corporation (COF)

Table 6 displays the components of non-interest expense for the first quarters of 2016 and 2015.
Table 6: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Salaries and associate benefits	$1,270	$1,211
Occupancy and equipment	458	435
Marketing	428	375
Professional services	278	296
Communications and data processing	243	202
Amortization of intangibles	101	110
Other non-interest expense:
Collections	81	84
Fraud losses	90	67
Bankcard, regulatory and other fee assessments	107	109
Other	167	160
Other non-interest expense	445	420
Total non-interest expense	$3,223	$3,049
Non-interest expense increased by $174 million to $3.2 billion in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to higher operating and marketing expenses associated with loan growth and continued technology and infrastructure investments.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of our former wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007. Loss from discontinued operations, net of tax, was $5 million in the first quarter of 2016, compared to income from discontinued operations of $19 million in the first quarter of 2015. We recorded a provision net of tax for mortgage representation and warranty reserve of $2 million ($3 million before tax) in the first quarter of 2016, compared to a $12 million benefit net of tax ($19 million before tax) in the first quarter of 2015.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 14—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provisions of $452 million (30.7% effective income tax rate) and $529 million (31.8% effective income tax rate) in the first quarters of 2016 and 2015, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the first quarter of 2016, from the first quarter of 2015, was primarily due to reduced pre-tax earnings, increased tax credits and increased tax-exempt income.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 18—Income Taxes” in our 2015 Form 10-K.

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2015 Form 10-K.
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
Below we summarize our business segment results for the first quarters of 2016 and 2015 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of March 31, 2016, compared to December 31, 2015. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”
Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services and communications and data processing expenses, as well as marketing expenses.
Our Credit Card business generated net income from continuing operations of $609 million and $668 million in the first quarters of 2016 and 2015, respectively.

14	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Change
Selected income statement data:
Net interest income	$3,033	$2,666	14%
Non-interest income	847	816	4
Total net revenue(1)	3,880	3,482	11
Provision (benefit) for credit losses	1,071	669	60
Non-interest expense	1,863	1,776	5
Income (loss) from continuing operations before income taxes	946	1,037	(9)
Income tax provision (benefit)	337	369	(9)
Income (loss) from continuing operations, net of tax	$609	$668	(9)
Selected performance metrics:
Average loans held for investment(2)	$92,987	$82,581	13
Average yield on loans held for investment(3)	14.60%	14.30%	30	bps
Total net revenue margin(4)	16.69	16.87	(18)
Net charge-offs	$950	$719	32%
Net charge-off rate	4.09%	3.48%	61	bps
Purchased credit card relationship (“PCCR”) intangible amortization	$70	$84	(17)%
Purchase volume(5)	68,189	57,383	19

(Dollars in millions)	March 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$92,699	$96,125	(4)%
30+ day performing delinquency rate	3.11%	3.36%	(25	)bps
30+ day delinquency rate	3.15	3.40	(25)
Nonperforming loan rate	0.05	0.06	(1)
Allowance for loan and lease losses	$3,785	$3,654	4%
Allowance coverage ratio(6)	4.08%	3.80%	28	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $228 million and $147 million in the first quarters of 2016 and 2015, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $264 million and $262 million as of March 31, 2016 and December 31, 2015, respectively.

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

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

15	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the first quarter of 2016, compared to the first quarter of 2015, and changes in financial condition and credit performance between March 31, 2016 and December 31, 2015 include the following:

•	Net Interest Income: Net interest income increased by $367 million to $3.0 billion in the first quarter of 2016, primarily driven by loan growth in our Domestic Card business.

•
Non-Interest Income: Non-interest income increased by $31 million to $847 million in the first quarter of 2016. The increase was primarily attributable to an increase in interchange fees driven by higher purchase volume, partially offset by (i) increased rewards expense due to higher purchase volume and continued expansion of our rewards franchise; and (ii) lower service charges and other customer-related fees primarily due to the continued run-off of our legacy payment protection products in our Domestic Card business, which we exited during the first quarter of 2016.

•
Provision for Credit Losses: The provision for credit losses increased by $402 million to $1.1 billion in the first quarter of 2016, primarily driven by higher charge-offs and an allowance build, both due to continued loan growth and portfolio seasoning, compared to a release in the first quarter of 2015.

•
Non-Interest Expense: Non-interest expense increased by $87 million to $1.9 billion in the first quarter of 2016. The increase was due to higher operating and marketing expenses associated with loan growth.

•
Loans Held for Investment: Period-end loans held for investment decreased by $3.4 billion to $92.7 billion as of March 31, 2016 from December 31, 2015, primarily due to expected seasonal paydowns. Average loans held for investment increased by $10.4 billion to $93.0 billion in the first quarter of 2016 compared to the first quarter of 2015, primarily due to loan growth across our domestic and international card loan portfolios, partially offset by the impact of foreign exchange rates in our international card loan portfolio driven by the strengthening of the U.S. dollar in the first quarter of 2016.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 61 basis points to 4.09% in the first quarter of 2016 compared to the first quarter of 2015, due to the seasoning of our domestic card portfolio growth. The 30+ day delinquency rate decreased by 25 basis points to 3.15% as of March 31, 2016 from December 31, 2015 due to seasonally lower delinquency inventories.

Domestic Card Business
Domestic Card generated net income from continuing operations of $564 million and $621 million in the first quarters of 2016 and 2015, respectively. Domestic Card accounted for 91% of total net revenues and 93% of net income of our Credit Card business in both the first quarters of 2016 and 2015.

16	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Change
Selected income statement data:
Net interest income	$2,756	$2,421	14%
Non-interest income	774	743	4
Total net revenue(1)	3,530	3,164	12
Provision (benefit) for credit losses	972	610	59
Non-interest expense	1,671	1,580	6
Income (loss) from continuing operations before income taxes	887	974	(9)
Income tax provision (benefit)	323	353	(8)
Income (loss) from continuing operations, net of tax	$564	$621	(9)
Selected performance metrics:
Average loans held for investment(2)	$85,148	$74,770	14
Average yield on loans held for investment(3)	14.43%	14.23%	20	bps
Total net revenue margin(4)	16.58	16.93	(35)
Net charge-offs	$887	$664	34%
Net charge-off rate	4.16%	3.55%	61	bps
PCCR intangible amortization	$70	$84	(17)%
Purchase volume(5)	62,617	52,025	20

(Dollars in millions)	March 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$84,561	$87,939	(4)%
30+ day delinquency rate	3.09%	3.39%	(30	)bps
Allowance for loan and lease losses	$3,440	$3,355	3%
Allowance coverage ratio(6)	4.07%	3.82%	25	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the first quarter of 2016, compared to the first quarter of 2015 due to higher provision for credit losses, operating and marketing expenses associated with continued loan growth, partially offset by higher net interest income resulting from loan growth.

17	Capital One Financial Corporation (COF)

International Card Business
International Card generated net income from continuing operations of $45 million and $47 million in the first quarters of 2016 and 2015, respectively. The decrease in net income in the first quarter of 2016 was primarily due to (i) an increase in the provision for credit losses due to higher loss rates; and (ii) the impact of foreign exchange rates driven by the strengthening of the U.S. dollar in the first quarter of 2016. These expenses were largely offset by higher net interest income primarily driven by loan growth and higher loan yield due to changes in the product mix of the portfolio.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Change
Selected income statement data:
Net interest income	$277	$245	13%
Non-interest income	73	73	—
Total net revenue	350	318	10
Provision (benefit) for credit losses	99	59	68
Non-interest expense	192	196	(2)
Income (loss) from continuing operations before income taxes	59	63	(6)
Income tax provision (benefit)	14	16	(13)
Income (loss) from continuing operations, net of tax	$45	$47	(4)
Selected performance metrics:
Average loans held for investment(1)	$7,839	$7,811	—
Average yield on loans held for investment(2)	16.47%	14.93%	154	bps
Total net revenue margin(3)	17.85	16.31	154
Net charge-offs	$63	$55	15%
Net charge-off rate	3.24%	2.80%	44	bps
Purchase volume(4)	$5,572	$5,358	4%

(Dollars in millions)	March 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(1)	$8,138	$8,186	(1)%
30+ day performing delinquency rate	3.32%	2.98%	34	bps
30+ day delinquency rate	3.76	3.46	30
Nonperforming loan rate	0.59	0.65	(6)
Allowance for loan and lease losses	$345	$299	15%
Allowance coverage ratio(5)	4.24%	3.66%	58	bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

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

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services and communications and data processing expenses, as well as marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $249 million and $266 million in the first quarters of 2016 and 2015, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Change
Selected income statement data:
Net interest income	$1,420	$1,434	(1)%
Non-interest income	191	158	21
Total net revenue	1,611	1,592	1
Provision (benefit) for credit losses	230	206	12
Non-interest expense	990	970	2
Income (loss) from continuing operations before income taxes	391	416	(6)
Income tax provision (benefit)	142	150	(5)
Income (loss) from continuing operations, net of tax	$249	$266	(6)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$41,962	$38,387	9
Home loan	24,781	29,493	(16)
Retail banking	3,553	3,561	—
Total consumer banking	$70,296	$71,441	(2)
Average yield on loans held for investment(2)	6.18%	6.26%	(8	)bps
Average deposits	$174,254	$169,593	3%
Average deposit interest rate	0.54%	0.57%	(3	)bps
Core deposit intangible amortization	$15	$22	(32)%
Net charge-offs	183	159	15
Net charge-off rate	1.04%	0.89%	15	bps
Net charge-off rate (excluding PCI loans)(3)	1.40	1.30	10
Auto loan originations	$5,844	$5,185	13%

19	Capital One Financial Corporation (COF)

(Dollars in millions)	March 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$42,714	$41,549	3%
Home loan	24,343	25,227	(4)
Retail banking	3,534	3,596	(2)
Total consumer banking	$70,591	$70,372	—
30+ day performing delinquency rate	3.19%	4.05%	(86	)bps
30+ day performing delinquency rate (excluding PCI loans)(3)	4.25	5.50	(125)
30+ day delinquency rate	3.67	4.67	(100)
30+ day delinquency rate (excluding PCI loans)(3)	4.89	6.34	(145)
Nonperforming loan rate	0.66	0.79	(13)
Nonperforming loan rate (excluding PCI loans)(3)	0.89	1.08	(19)
Nonperforming asset rate(4)	0.95	1.10	(15)
Nonperforming asset rate (excluding PCI loans)(3)(4)	1.27	1.50	(23)
Allowance for loan and lease losses	$914	$868	5%
Allowance coverage ratio(5)(6)	1.29%	1.23%	6	bps
Deposits	$177,803	$172,702	3%
Loans serviced for others	7,703	7,530	2
__________

(1)
The period-end consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) with carrying values of $17.6 billion and $18.6 billion as of March 31, 2016 and December 31, 2015, respectively. The average balance of consumer banking loans held for investment includes PCI loans of $18.0 billion and $22.6 billion in the first quarters of 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

(2)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	See “MD&A—Credit Risk Profile” and “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on the impact of PCI loans on our credit quality metrics.

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

(6)
Excluding the impact of PCI home loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.45% and 1.66%, respectively, as of March 31, 2016, compared to 0.50% and 1.60%, respectively, as of December 31, 2015.

Key factors affecting the results of our Consumer Banking business for the first quarter of 2016, compared to the first quarter of 2015, and changes in financial condition and credit performance between March 31, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income remained flat at $1.4 billion in the first quarter of 2016 compared to the first quarter of 2015, as lower net interest income from our home loan portfolio attributable to the planned run-off of the acquired portfolio and margin compression in auto loans was largely offset by growth in our auto loan portfolio.

Consumer Banking loan yield decreased by 8 basis points to 6.2% in the first quarter of 2016, the decrease was primarily driven by declining yield in our auto loan portfolio, partially offset by changes in the product mix in Consumer Banking as a result of the planned run-off of the acquired home loan portfolio and growth in our auto loan portfolio. Average yield on auto loans decreased by 51 basis points to 7.7% in the first quarter of 2016. This decrease was primarily attributable to two factors: (i) a higher proportion of prime auto loans since the first quarter of 2015; and (ii) continued competition across the auto business. The average yield on the home loan portfolio decreased by 11 basis points to 3.7% in the first quarter of 2016, as a result of lower yield on our acquired home loan portfolio.

20	Capital One Financial Corporation (COF)

•
Non-Interest Income: Non-interest income increased by $33 million to $191 million in the first quarter of 2016, primarily due to a customer rewards liability release within the retail banking business related to the discontinuation of certain debit card and deposit products.

•	Provision for Credit Losses: The provision for credit losses increased by $24 million to $230 million in the first quarter of 2016, primarily driven by higher charge-offs on auto loans.

•
Non-Interest Expense: Non-interest expense increased by $20 million to $990 million in the first quarter of 2016, largely due to increased marketing expenses in our retail banking business and higher operating expenses driven by growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment were substantially flat, increasing by $219 million, or 0.3%, to $70.6 billion as of March 31, 2016 from December 31, 2015. Average loans held for investment decreased by $1.1 billion to $70.3 billion in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $5.1 billion to $177.8 billion as of March 31, 2016 from December 31, 2015, as a result of our continued focus on deposit relationships with existing customers and our ongoing success of marketing strategies to attract online direct banking customers.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 15 basis points to 1.04% in the first quarter of 2016 compared to the first quarter of 2015. The increase in the net charge-off rate reflects the greater proportion of auto loans in our total consumer banking loan portfolio, which have higher charge-off rates than other products within this portfolio, as well as a modest increase in the auto charge-off rate. The 30+ day delinquency rate decreased by 100 basis points to 3.67% as of March 31, 2016 from December 31, 2015, primarily attributable to seasonally lower auto delinquency inventories.

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees and other transactions. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, operating costs, such as salaries and associate benefits, occupancy, equipment, professional services and communications and data processing expenses, as well as marketing expenses.
Our Commercial Banking business generated net income from continuing operations of $67 million and $155 million in the first quarters of 2016 and 2015, respectively. Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

21	Capital One Financial Corporation (COF)

Table 9: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Change
Selected income statement data:
Net interest income	$537	$461	16%
Non-interest income	118	114	4
Total net revenue(1)	655	575	14
Provision (benefit) for credit losses(2)	228	60	280
Non-interest expense	322	272	18
Income (loss) from continuing operations before income taxes	105	243	(57)
Income tax provision (benefit)	38	88	(57)
Income (loss) from continuing operations, net of tax	$67	$155	(57)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$25,015	$23,120	8
Commercial and industrial	37,762	27,190	39
Total commercial lending	62,777	50,310	25
Small-ticket commercial real estate	598	760	(21)
Total commercial banking	$63,375	$51,070	24
Average yield on loans held for investment(1)(4)	3.38%	3.22%	16	bps
Average deposits	$34,076	$32,845	4%
Average deposit interest rate	0.27%	0.24%	3	bps
Core deposit intangible amortization	$3	$4	(25)%
Net charge-offs	46	3	**
Net charge-off rate	0.29%	0.02%	27	bps

(Dollars in millions)	March 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$25,559	$25,518	—
Commercial and industrial	38,102	37,135	3%
Total commercial lending	63,661	62,653	2
Small-ticket commercial real estate	580	613	(5)
Total commercial banking	$64,241	$63,266	2
Nonperforming loan rate	1.63%	0.87%	76	bps
Nonperforming asset rate(5)	1.64	0.87	77
Allowance for loan and lease losses(2)	$714	$604	18%
Allowance coverage ratio(6)	1.11%	0.95%	16	bps
Deposits	$33,383	$34,257	(3)%
Loans serviced for others(7)	18,250	17,643	3
__________

**	Change is not meaningful.

(1)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35% with offsetting reclassifications to the Other category.

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $218 million and $161 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
The period-end commercial banking loans held for investment include PCI loans with carrying value of $933 million and $958 million as of March 31, 2016 and December 31, 2015, respectively. The average balance of commercial banking loans held for investment includes PCI loans of $926 million and $171 million in the first quarters of 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

22	Capital One Financial Corporation (COF)

(4)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(5)
Nonperforming assets consist of nonperforming loans, REO and other foreclosed assets. The nonperforming asset rate is calculated based on nonperforming assets as of the end of the period divided by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets, and is adjusted to exclude the impact of acquired REOs.

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

(7)	Represents our portfolio of loans serviced for third parties related to our multifamily finance business.
Key factors affecting the results of our Commercial Banking business for the first quarter of 2016, compared to the first quarter of 2015, and changes in financial condition and credit performance between March 31, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income increased by $76 million to $537 million in the first quarter of 2016, primarily driven by loan growth, including loans acquired in the HFS acquisition, partially offset by spread compression.

•	Non-Interest Income: Non-interest income remained relatively flat at $118 million in the first quarter of 2016, compared to $114 million in the first quarter of 2015.

•
Provision for Credit Losses: The provision for credit losses increased by $168 million to $228 million in the first quarter of 2016. The increase was primarily driven by a larger build in both the allowance for loan and lease losses and the reserve for unfunded lending commitments as a result of continued adverse industry conditions impacting our oil and gas portfolio. See “MD&A—Table 18—Commercial Loans by Industry” for additional information about the composition of our commercial banking loan portfolio, and “Note 4—Loans” for additional information about credit metrics for our commercial banking loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $50 million to $322 million in the first quarter of 2016, driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $975 million to $64.2 billion as of March 31, 2016 from December 31, 2015 driven by growth across our commercial loan portfolios. Average loans held for investment increased by $12.3 billion to $63.4 billion in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by the HFS acquisition as well as growth across our commercial loan portfolios.

•	Deposits: Period-end deposits decreased by $874 million to $33.4 billion as of March 31, 2016 from December 31, 2015, primarily driven by seasonal commercial customer withdrawals.

•
Net Charge-off and Nonperforming Statistics: The net charge-off rate increased by 27 basis points to 0.29% in the first quarter of 2016 compared to the first quarter of 2015, and the nonperforming loan rate increased by 76 basis points to 1.63% as of March 31, 2016 from December 31, 2015. The increases in these rates reflect rising losses and credit risk rating downgrades in our oil and gas and taxi medallion lending portfolios.

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

23	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Change
Selected income statement data:
Net interest income	$66	$15	**
Non-interest income	8	(17)	**
Total net revenue (loss)(1)	74	(2)	**
Provision (benefit) for credit losses	(2)	—	**
Non-interest expense	48	31	55%
Income (loss) from continuing operations before income taxes	28	(33)	**
Income tax provision (benefit)	(65)	(78)	(17)
Income (loss) from continuing operations, net of tax	$93	$45	107
__________

**	Change is not meaningful.

(1)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35% with offsetting reclassifications to the Other category.

Net income from continuing operations recorded in the Other category was $93 million in the first quarter of 2016, compared to $45 million in the first quarter of 2015. The increase in net income in 2016 was primarily driven by higher net interest income due to the impact of rates and balance sheet growth on treasury income, partially offset by (i) bank optimization charges; and (ii) a reduced income tax benefit as a result of higher income before taxes, partially offset by higher discrete tax benefits and net tax credits.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $3.7 billion to $330.3 billion as of March 31, 2016 from December 31, 2015 primarily attributable to (i) a decrease of $2.2 billion in loans held for investment driven by seasonal paydowns in our credit card loan portfolio and the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto and commercial loan portfolios; and (ii) a decrease of $2.8 billion in cash and cash equivalents, partially offset by increase in investment securities due to purchases outpacing sales, maturities and paydowns. Total liabilities decreased by $4.1 billion to $282.6 billion as of March 31, 2016, primarily driven by reductions in our Federal Home Loan Banks (“FHLB”) advances outstanding and maturities of securitized debt, partially offset by an increase in deposits generated by our Consumer Banking businesses. Stockholders’ equity increased by $423 million to $47.7 billion as of March 31, 2016, primarily due to our net income of $1.0 billion in the first quarter of 2016 and $575 million of other comprehensive income, partially offset by $970 million of share repurchases under our 2015 Stock Repurchase Program, including completion of the previously announced incremental $300 million in share repurchases.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2016. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities portfolio as of March 31, 2016 and December 31, 2015, respectively.
The fair value of our securities available for sale portfolio was $40.1 billion as of March 31, 2016, an increase of $1.0 billion from December 31, 2015. The increase was primarily due to growth in this portfolio as purchases outpaced sales, maturities and

24	Capital One Financial Corporation (COF)

paydowns, as well as a decrease in interest rates. The fair value of our securities held to maturity portfolio was $26.5 billion as of March 31, 2016, an increase of $1.2 billion from $25.3 billion as of December 31, 2015. The increase was primarily due to lower interest rates and growth in this portfolio as purchases outpaced maturities and paydowns.
Gross unrealized gains on our available for sale portfolio increased to $682 million as of March 31, 2016 compared to $578 million as of December 31, 2015 and gross unrealized losses on this portfolio decreased to $129 million as of March 31, 2016 compared to $321 million as of December 31, 2015, both of which were primarily driven by a decrease in interest rates. Of the $129 million as of March 31, 2016, $85 million was related to securities that had been in a loss position for 12 months or longer. We provide information on OTTI recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of March 31, 2016 and December 31, 2015.
Table 11: Investment Securities

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,934	$4,966	$4,664	$4,660
RMBS:
Agency(1)	25,187	25,367	24,332	24,285
Non-agency	2,613	2,901	2,680	3,026
Total RMBS	27,800	28,268	27,012	27,311
CMBS:
Agency(1)	3,732	3,755	3,690	3,664
Non-agency	1,719	1,749	1,723	1,715
Total CMBS	5,451	5,504	5,413	5,379
Other ABS(2)	1,037	1,038	1,345	1,340
Other securities(3)	317	316	370	371
Total investment securities available for sale	$39,539	$40,092	$38,804	$39,061

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$200	$199	$198
Agency RMBS	21,828	23,038	21,513	22,133
Agency CMBS	3,053	3,216	2,907	2,986
Total investment securities held to maturity	$25,080	$26,454	$24,619	$25,317
__________

(1)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(2)
ABS collateralized by credit card loans constituted approximately 65% and 71% of the other ABS portfolio as of March 31, 2016 and December 31, 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 16% and 11% of the other ABS portfolio as of March 31, 2016 and December 31, 2015, respectively.

(3)	Includes foreign government bonds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of both March 31, 2016 and December 31, 2015, while approximately 4% and 5% was below investment grade as of March 31, 2016 and December 31, 2015, respectively. We categorize

25	Capital One Financial Corporation (COF)

the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of March 31, 2016 and December 31, 2015.
Table 12: Non-Agency Investment Securities Credit Ratings

	March 31, 2016				December 31, 2015
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,901	—	3%	97%	$3,026	—	3%	97%
Non-agency CMBS	1,749	100%	—	—	1,715	100%	—	—
Other ABS	1,038	99	1	—	1,340	99	1	—
Other securities	316	9	59	32	371	8	64	28
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unrestricted loans and loans held in our consolidated trusts. Table 13 summarizes our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of March 31, 2016 and December 31, 2015.
Table 13: Loans Held for Investment

	March 31, 2016			December 31, 2015
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$92,699	$3,785	$88,914	$96,125	$3,654	$92,471
Consumer Banking	70,591	914	69,677	70,372	868	69,504
Commercial Banking	64,241	714	63,527	63,266	604	62,662
Other	82	3	79	88	4	84
Total	$227,613	$5,416	$222,197	$229,851	$5,130	$224,721
Period-end loans held for investment decreased by $2.2 billion to $227.6 billion as of March 31, 2016 from December 31, 2015, driven by seasonal paydowns in our credit card loan portfolio and the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto and commercial loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased by $347 million to $1.3 billion as of March 31, 2016 from December 31, 2015. The increase was primarily driven by the transfer of certain commercial loans from loans held for investment to loans held for sale, partially offset by the sale of certain domestic credit card loan portfolios.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $4.1 billion to $221.8 billion as of March 31, 2016 from December 31, 2015. The increase in deposits was primarily driven by growth in our Consumer Banking businesses as a result of our continued focus on deposit relationships with existing customers and our ongoing success of marketing strategies to attract online direct banking customers. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

26	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations decreased by $1.3 billion to $14.9 billion as of March 31, 2016 from December 31, 2015, driven by maturities during the first quarter of 2016. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and FHLB advances, totaled $35.6 billion as of March 31, 2016, of which $34.7 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $42.9 billion as of December 31, 2015, of which $42.0 billion represented long-term debt and the remainder represented short-term borrowings.
The decrease in other debt of $7.4 billion in the first quarter of 2016 was primarily attributable to a $7.2 billion reduction in our FHLB advances outstanding. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $613 million as of March 31, 2016, compared to $610 million as of December 31, 2015.
The table below summarizes changes in our representation and warranty reserve in the first quarters of 2016 and 2015.
Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Representation and warranty reserve, beginning of period	$610	$731
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(1)	1
Recorded in discontinued operations	3	(19)
Total provision (benefit) for mortgage representation and warranty losses	2	(18)
Net realized recoveries (losses)	1	(40)
Representation and warranty reserve, end of period	$613	$673
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2016, is approximately $1.5 billion, a decline from our estimate of $1.6 billion as of December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation.
We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees and Others.”

27	Capital One Financial Corporation (COF)

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
Our continuing involvement in unconsolidated VIEs primarily consists of certain home loan securitization trusts and affordable housing entities. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

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
Capital Standards and Prompt Corrective Action
We are subject to capital adequacy standards adopted by the Federal Reserve, Office of the Comptroller of the Currency (“OCC”) and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “Federal Banking Agencies”), including the capital rules that implemented the Basel III capital framework (“Final Basel III Capital Rule”) developed by the Basel Committee on Banking Supervision (“Basel Committee”). Moreover, the Banks, as insured depository institutions, are subject to Prompt Corrective Action (“PCA”) capital regulations.
In July 2013, the Federal Banking Agencies adopted the Final Basel III Capital Rule, which, in addition to implementing the Basel III capital framework, also implemented certain Dodd-Frank Act and other capital provisions, and updated the PCA capital framework to reflect the new regulatory capital minimums. The Final Basel III Capital Rule amended both the Basel I and Basel II Advanced Approaches frameworks, established a new common equity Tier 1 capital requirement and set higher minimum capital ratio requirements. We refer to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
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
Separately, we also disclose a non-GAAP TCE ratio in “MD&A—Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
Table 15 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized targets as of March 31, 2016 and December 31, 2015.

28	Capital One Financial Corporation (COF)

Table 15: Capital Ratios Under Basel III (1)(2)

	March 31, 2016			December 31, 2015
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	11.1%	4.5%	N/A	11.1%	4.5%	N/A
Tier 1 capital(4)	12.4	6.0	6.0%	12.4	6.0	6.0%
Total capital(5)	14.6	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(6)	10.2	4.0	N/A	10.6	4.0	N/A
Supplementary leverage ratio(7)	8.9	N/A	N/A	9.2	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	12.6%	4.5%	6.5%	12.2%	4.5%	6.5%
Tier 1 capital(4)	12.6	6.0	8.0	12.2	6.0	8.0
Total capital(5)	15.6	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(6)	10.7	4.0	5.0	10.8	4.0	5.0
Supplementary leverage ratio(7)	8.9	N/A	N/A	9.0	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	11.6%	4.5%	6.5%	11.8%	4.5%	6.5%
Tier 1 capital(4)	11.6	6.0	8.0	11.8	6.0	8.0
Total capital(5)	12.9	8.0	10.0	12.9	8.0	10.0
Tier 1 leverage(6)	8.3	4.0	5.0	8.8	4.0	5.0
Supplementary leverage ratio(7)	7.5	N/A	N/A	7.9	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, such as the inclusion of the unrealized gains and losses on securities available for sale included in accumulated other comprehensive income (“AOCI”) and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018.

(2)
Ratios as of March 31, 2016 are preliminary. As we continue to validate our data the calculations are subject to change until we file our March 31, 2016 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(7)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both March 31, 2016 and December 31, 2015.
The Final Basel III Capital Rule requires banks to maintain a capital conservation buffer of common equity Tier 1 capital of 2.5% above the regulatory minimum ratio and an incremental countercyclical capital buffer of up to 2.5% of common equity Tier 1 capital to be set at the discretion of the U.S. banking regulators (currently 0 percent as of March 31, 2016). Both the capital conservation buffer and the countercyclical capital buffer (if applicable) will be phased-in over a transition period of four years commencing on January 1, 2016.
A common equity Tier 1 capital ratio below the regulatory minimum ratio and the combined capital conservation buffer and the countercyclical buffer (if applicable) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of March 31, 2016, the Company, COBNA and CONA are all above the combined threshold.
Additionally, banks designated as Globally Systemically Important Banks (“GSIBs”) are subject to an additional regulatory capital surcharge above the conservation and countercyclical buffers established by the Final Basel III Capital Rule. We are currently not designated as a GSIB and therefore not subject to this surcharge.

29	Capital One Financial Corporation (COF)

The following table compares our common equity Tier 1 capital and risk-weighted assets as of March 31, 2016, calculated based on the Final Basel III Capital Rule, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of March 31, 2016, calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators during our parallel run, there could be further changes to the calculation.
Table 16: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	March 31, 2016
Common equity Tier 1 capital under Basel III Standardized	$29,231
Adjustments related to AOCI(2)	(158)
Adjustments related to intangibles(2)	(355)
Other adjustments(2)	(1)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$28,717
Risk-weighted assets under Basel III Standardized	$262,368
Adjustments for fully phased-in Basel III Standardized(3)	174
Estimated risk-weighted assets under fully phased-in Basel III Standardized	$262,542
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	10.9%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

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

Under the Final Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2015 Form10-K for additional information. Once we exit parallel run, based on clarification of the Final Basel III Capital Rule from our regulators, any difference between the Final Basel III Capital Rule definitions of expected credit losses and our eligible credit reserves will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Standardized Approach ratios.
Capital Planning and Regulatory Stress Testing
On April 5, 2016 we submitted our capital plan to the Federal Reserve as part of the 2016 CCAR cycle. The stress testing results are expected to be released by the Federal Reserve before June 30, 2016. On February 17, 2016, we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2015 Form 10-K.

30	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
We paid common stock dividends of $0.40 per share in the first quarter of 2016. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our Series B Preferred Stock; $15.625 per share on the outstanding shares of our Series C Preferred Stock; $16.75 per share on the outstanding shares of our Series D Preferred Stock and $15.50 per share on the outstanding shares of our Series F Preferred Stock during the first quarter of 2016. We did not pay dividends on our Series E Preferred Stock in the first quarter of 2016.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of March 31, 2016, funds available for dividend payments from COBNA and CONA were $2.9 billion and $1.6 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2015 capital plan, our Board of Directors has authorized the repurchase of up to $3.125 billion of shares of common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. On February 17, 2016, we announced that our Board of Directors had authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. We notified the Federal Reserve of our intention to engage in additional share repurchases and the Federal Reserve did not object. Through the end of the first quarter of 2016, we repurchased approximately $2.8 billion of common stock as part of the 2015 Stock Repurchase Program, including completion of the previously announced incremental $300 million in share repurchases.
The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds” in our 2015 Form 10-K.

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
Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:

•	Establish Governance Processes, Accountabilities and Risk Appetites

•	Identify and Assess Risks and Ownership

•	Develop and Operate Controls, Monitoring and Mitigation Plans

•	Test and Detect Control Gaps and Perform Corrective Action

•	Escalate Key Risks and Gaps to Executive Management and, when Appropriate, the Board of Directors

•	Calculate and Allocate Capital in Alignment with Risk Management and Measurement Processes (including Stress Testing)

•	Support with the Right Culture, Talent and Skills

•	Enabled by the Right Data, Infrastructure and Programs
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2015 Form 10-K.

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, short-term advances on syndication activity (including bridge financing transactions we have underwritten), certain operational cash balances in other financial institutions, foreign exchange transactions and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”

32	Capital One Financial Corporation (COF)

Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2015 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of March 31, 2016 and December 31, 2015. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.3 billion and $904 million as of March 31, 2016 and December 31, 2015, respectively.
Table 17: Loans Held for Investment Portfolio Composition

	March 31, 2016		December 31, 2015
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$84,561	37.2%	$87,939	38.2%
International credit card	8,138	3.6	8,186	3.6
Total credit card	92,699	40.8	96,125	41.8
Consumer Banking:
Auto	42,714	18.8	41,549	18.1
Home loan	24,343	10.7	25,227	11.0
Retail banking	3,534	1.5	3,596	1.5
Total consumer banking	70,591	31.0	70,372	30.6
Commercial Banking:
Commercial and multifamily real estate	25,559	11.2	25,518	11.1
Commercial and industrial	38,102	16.7	37,135	16.2
Total commercial lending	63,661	27.9	62,653	27.3
Small-ticket commercial real estate	580	0.3	613	0.3
Total commercial banking	64,241	28.2	63,266	27.6
Other loans	82	—	88	—
Total loans held for investment	$227,613	100.0%	$229,851	100.0%
__________

(1)	Includes installment loans of $13 million and $16 million as of March 31, 2016 and December 31, 2015, respectively.

33	Capital One Financial Corporation (COF)

Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2016 and December 31, 2015.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	March 31, 2016	December 31, 2015
Real estate	39%	39%
Healthcare	15	15
Finance and insurance	12	12
Oil and gas(2)	5	5
Business services	5	4
Public administration	4	4
Construction and land	4	4
Educational services	4	4
Retail trade	3	3
Transportation(3)	2	3
Other	7	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $2.7 billion and $3.4 billion to oil and gas companies as of March 31, 2016 and December 31, 2015, respectively. See Unfunded Lending Commitments in “Note 4—Loans” for information on our total unfunded lending commitments to extend credit.

(3)	Includes our taxi medallion lending portfolio among other portfolios.
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon cash flows expected to be collected. These PCI loans totaled $18.6 billion as of March 31, 2016 compared to $19.5 billion as of December 31, 2015. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on PCI loans.
Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 72% and 73% of our total home loan portfolio as of March 31, 2016 and December 31, 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of ING Direct and CCB acquisitions. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming as we

34	Capital One Financial Corporation (COF)

expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents our total home loan portfolio and the break out of the PCI loans and remaining loans within our home loan portfolio by lien priority.
Table 19: Home Loans—Risk Profile by Lien Priority

	March 31, 2016
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,747	23.6%	$17,294	71.1%	$23,041	94.7%
2nd lien	992	4.1	310	1.2	1,302	5.3
Total	$6,739	27.7%	$17,604	72.3%	$24,343	100.0%

	December 31, 2015
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 20 provides a sensitivity analysis of PCI loans in our home loan portfolio as of March 31, 2016. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	March 31, 2016	Estimated Impact Increase (Decrease)
Expected cash flows	$20,909	$(74)
Accretable yield	3,339	70
Allowance for loan and lease losses	34	144
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

35	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2016, December 31, 2015 and March 31, 2015.
Table 21: Credit Score Distribution

(Percentage of portfolio)	March 31, 2016	December 31, 2015	March 31, 2015
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	65%	66%	66%
660 or below	35	34	34
Total	100%	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	51%	51%	48%
621 - 660	17	17	17
620 or below	32	32	35
Total	100%	100%	100%
__________

(1)
Credit scores generally represent Fair Isaac Corporation (“FICO”) scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

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
See “Note 4—Loans” in this Report for additional credit quality information. Also, see “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify the substantial majority of domestic credit card loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “Business Segment Financial Performance.”

36	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of March 31, 2016 and December 31, 2015.
Table 22: 30+ Day Delinquencies

	March 31, 2016				December 31, 2015
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,615	3.09%	$2,615	3.09%	$2,985	3.39%	$2,985	3.39%
International credit card	270	3.32	306	3.76	244	2.98	283	3.46
Total credit card	2,885	3.11	2,921	3.15	3,229	3.36	3,268	3.40
Consumer Banking:
Auto	2,195	5.14	2,328	5.45	2,781	6.69	3,000	7.22
Home loan(2)	34	0.14	218	0.90	40	0.16	235	0.93
Retail banking	21	0.61	44	1.25	28	0.76	49	1.36
Total consumer banking(2)	2,250	3.19	2,590	3.67	2,849	4.05	3,284	4.67
Commercial Banking:
Commercial and multifamily real estate	22	0.09	30	0.12	34	0.13	38	0.15
Commercial and industrial	143	0.38	457	1.20	66	0.18	288	0.78
Total commercial lending	165	0.26	487	0.76	100	0.16	326	0.52
Small-ticket commercial real estate	2	0.35	8	1.33	2	0.37	6	1.04
Total commercial banking	167	0.26	495	0.77	102	0.16	332	0.52
Other loans	3	3.17	9	11.20	3	3.61	11	11.98
Total	$5,305	2.33	$6,015	2.64	$6,183	2.69	$6,895	3.00
__________

(1)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.50% and 4.25%, respectively, as of March 31, 2016, and 0.60% and 5.50%, respectively, as of December 31, 2015. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 3.23% and 4.89%, respectively, as of March 31, 2016, and 3.50% and 6.34%, respectively, as of December 31, 2015.

Table 23 presents an aging of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loans held for investment	$227,613	100.00%	$229,851	100.00%
Delinquency status:
30 – 59 days	$2,581	1.13%	$3,069	1.33%
60 – 89 days	1,371	0.60	1,668	0.73
90 + days	2,063	0.91	2,158	0.94
Total	$6,015	2.64%	$6,895	3.00%
Geographic region:
Domestic	$5,709	2.51%	$6,612	2.88%
International	306	0.13	283	0.12
Total	$6,015	2.64%	$6,895	3.00%
__________

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including PCI loans.

37	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of March 31, 2016 and December 31, 2015. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,395	1.51%	$1,500	1.56%
Consumer banking	1	0.00	—	0.00
Commercial banking	11	0.02	5	0.01
Total	$1,407	0.62	$1,505	0.65
Geographic region:
Domestic	$1,315	0.60%	$1,426	0.64%
International	92	1.13	79	0.96
Total	$1,407	0.62	$1,505	0.65
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets and the net realizable value of auto loans that have been charged off as a result of a bankruptcy. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2016 and December 31, 2015. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “Business Segment Financial Performance.”

38	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$48	0.59%	$53	0.65%
Total credit card	48	0.05	53	0.06
Consumer Banking:
Auto	133	0.31	219	0.53
Home loan(2)	307	1.26	311	1.23
Retail banking	30	0.83	28	0.77
Total consumer banking(2)	470	0.66	558	0.79
Commercial Banking:
Commercial and multifamily real estate	30	0.12	7	0.03
Commercial and industrial	1,014	2.66	538	1.45
Total commercial lending	1,044	1.64	545	0.87
Small-ticket commercial real estate	6	1.11	5	0.83
Total commercial banking	1,050	1.63	550	0.87
Other loans	10	12.57	9	9.42
Total nonperforming loans held for investment(3)	$1,578	0.69	$1,170	0.51
Other nonperforming assets:(4)
Foreclosed property(5)	$117	0.05	$126	0.05
Other assets(6)	188	0.09	198	0.09
Total other nonperforming assets	305	0.14	324	0.14
Total nonperforming assets	$1,883	0.83	$1,494	0.65
__________

(1)
We recognized interest income for loans classified as nonperforming of $5 million and $3 million in the first quarters of 2016 and 2015, respectively. Interest income forgone related to nonperforming loans was $19 million and $15 million in the first quarters of 2016 and 2015, respectively. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rate for our home loan and total consumer banking portfolios was 4.55% and 0.89%, respectively, as of March 31, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.10% and 0.83% as of March 31, 2016 and December 31, 2015, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes acquired REOs of $94 million and $101 million as of March 31, 2016 and December 31, 2015, respectively.

(6)	Includes the net realizable value of auto loans that have been charged off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

39	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for loan and lease losses. We exclude accrued and unpaid finance charges and fees and certain fraud losses from charge-offs. Generally costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2016 and 2015.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$887	4.16%	$664	3.55%
International credit card	63	3.24	55	2.80
Total credit card	950	4.09	719	3.48
Consumer Banking:
Auto	168	1.60	148	1.55
Home loan(2)	3	0.05	2	0.03
Retail banking	12	1.36	9	0.96
Total consumer banking(2)	183	1.04	159	0.89
Commercial Banking:
Commercial and multifamily real estate	(1)	(0.01)	(2)	(0.03)
Commercial and industrial	47	0.49	4	0.05
Total commercial lending	46	0.29	2	0.01
Small-ticket commercial real estate	0	0.13	1	0.47
Total commercial banking	46	0.29	3	0.02
Other loans	(1)	(3.82)	0	1.56
Total net charge-offs	$1,178	2.08	$881	1.72
Average loans held for investment	$226,736		$205,194
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs by average loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rate for our home loan and total consumer banking portfolios was 0.17% and 1.40%, respectively, for the three months ended March 31, 2016, compared to 0.11% and 1.30%, respectively, for the three months ended March 31, 2015.

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
Table 27 presents our recorded investment of loans modified in TDRs as of March 31, 2016 and December 31, 2015. It excludes loan modifications that do not meet the definition of a TDR and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$658	35.6%	$666	36.7%
Consumer banking:
Auto	494	26.7	488	26.8
Home loan	233	12.6	229	12.6
Retail banking	40	2.1	42	2.3
Total consumer banking	767	41.4	759	41.7
Commercial banking	425	23.0	392	21.6
Total	$1,850	100.0%	$1,817	100.0%
Status of TDRs:
Performing	$1,345	72.7%	$1,367	75.2%
Nonperforming	505	27.3	450	24.8
Total	$1,850	100.0%	$1,817	100.0%
In the Credit Card business, the majority of our credit card TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The interest rate in effect immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, likely resulting in any loan outstanding reflected in the appropriate delinquency category, and charged off in accordance with our standard charge-off policy.
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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired include larger balance commercial nonperforming loans and TDRs. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude PCI loans accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred.
Impaired loans, including TDRs, totaled $2.9 billion and $2.5 billion as of March 31, 2016 and December 31, 2015, respectively. Loans modified in TDRs accounted for $1.9 billion and $1.8 billion of impaired loans as of March 31, 2016 and December 31,

41	Capital One Financial Corporation (COF)

2015, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held for investment portfolio as of each balance sheet date. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses under “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K.
Our allowance for loan and lease losses increased by $286 million to $5.4 billion as of March 31, 2016 from December 31, 2015. The allowance coverage ratio increased by 15 basis points to 2.38% as of March 31, 2016 from December 31, 2015. The increase in the allowance for loan and lease losses was primarily driven by continued adverse industry conditions impacting our oil and gas portfolio in our Commercial Banking business as well as continued domestic credit card loan growth and portfolio seasoning.
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the first quarters of 2016 and 2015, and details by portfolio segment the provision for credit losses, charge-offs and recoveries recognized in our consolidated statements of income.

42	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other Loans	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	1,071	214	(3)	18	229	171	(2)	1,469
Charge-offs	(1,222)	(269)	(5)	(17)	(291)	(48)	(1)	(1,562)
Recoveries	272	101	2	5	108	2	2	384
Net charge-offs	(950)	(168)	(3)	(12)	(183)	(46)	1	(1,178)
Other changes(1)	10	—	—	—	—	(15)	—	(5)
Balance as of March 31, 2016	3,785	772	64	78	914	714	3	5,416
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	7	7	161	—	168
Provision for losses on unfunded lending commitments	—	—	—	1	1	57	—	58
Balance as of March 31, 2016	—	—	—	8	8	218	—	226
Combined allowance and reserve as of March 31, 2016	$3,785	$772	$64	$86	$922	$932	$3	$5,642

		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other Loans	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	669	184	8	14	206	52	—	927
Charge-offs	(1,022)	(233)	(4)	(13)	(250)	(9)	(3)	(1,284)
Recoveries	303	85	2	4	91	6	3	403
Net charge-offs	(719)	(148)	(2)	(9)	(159)	(3)	—	(881)
Other changes(1)	(24)	—	—	—	—	—	—	(24)
Balance as of March 31, 2015	3,130	697	68	61	826	444	5	4,405
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	—	—	—	7	7	106	—	113
Provision for losses on unfunded lending commitments	—	—	—	—	—	8	—	8
Balance as of March 31, 2015	—	—	—	7	7	114	—	121
Combined allowance and reserve as of March 31, 2015	$3,130	$697	$68	$68	$833	$558	$5	$4,526
__________

(1)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

43	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of March 31, 2016 and December 31, 2015.

Table 29: Allowance Coverage Ratios

	March 31, 2016	December 31, 2015
Total allowance coverage ratios:
Allowance for loan and lease losses as a % of loans held for investment	2.38%	2.23%
Allowance for loan and lease losses as a % of nonperforming loans(1)	343.30	438.70
Allowance coverage ratios by loan category:(2)
Credit card (30+ day delinquent loans)	129.55	111.81
Consumer banking (30+ day delinquent loans)	35.30	26.42
Commercial banking (nonperforming loans)	67.98	109.76
__________

(1)
The allowance for loan and lease losses for both of nonperforming and performing loans as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 125.26% and 151.80% as of March 31, 2016 and December 31, 2015, respectively.

(2)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans held for investment within the specified loan category.

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
Table 30 below presents the composition of our liquidity reserves as of March 31, 2016 and December 31, 2015.
Table 30: Liquidity Reserves

(Dollars in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$5,235	$8,023
Investment securities available for sale, at fair value	40,092	39,061
Investment securities held to maturity, at fair value	26,454	25,317
Total investment securities portfolio(1)(2)	66,546	64,378
FHLB borrowing capacity secured by loans	29,318	30,661
Outstanding FHLB advances and letters of credit secured by loans	(13,342)	(20,514)
Investment securities encumbered for Public Funds and others	(10,581)	(10,602)
Total liquidity reserves	$77,176	$71,946
__________

(1)	The weighted-average life of our securities was approximately 5.4 years and 5.8 years as of March 31, 2016 and December 31, 2015, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.6 billion and $1.7 billion as of March 31, 2016 and December 31, 2015, respectively. We also pledged securities held to maturity with a carrying value of $8.5 billion and $8.7 billion as of March 31, 2016 and December 31, 2015, respectively.

Our liquidity reserves increased by $5.2 billion to $77.2 billion as of March 31, 2016 from December 31, 2015. This increase was primarily attributable to an increase in the fair value of our investment securities portfolio and a reduction in our FHLB advances. See “MD&A—Risk Management” in our 2015 Form 10-K for additional information on our management of liquidity risk.
We are subject to the Final Liquidity Coverage Rules (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016, and then on a daily basis thereafter. The minimum LCR standard is phased in as follows: 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. At March 31, 2016, we exceeded the fully phased-in LCR requirement. The

44	Capital One Financial Corporation (COF)

calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.
Borrowing Capacity
We filed a new shelf registration statement with the U.S. Securities and Exchange Commision (“SEC”) on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We also filed a new shelf registration statement with the SEC on July 30, 2015, which does not expire and allows us to periodically offer and sell up to $20 billion of securitized debt obligations.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $29.3 billion as of March 31, 2016, of which $16.0 billion was still available to us to borrow as of March 31, 2016. We pledged loan collateral with an outstanding balance of $35.6 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $578 million and $884 million as of March 31, 2016 and December 31, 2015, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $12.0 billion as of March 31, 2016. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2015 or the first quarter of 2016.
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
Deposits
Table 31 provides the composition of end of period deposits as of March 31, 2016 and December 31, 2015, as well as a comparison of average balances, interest expense and average deposit rates for the three months ended March 31, 2016 and 2015.
Table 31: Deposit Composition and Average Deposit Rates

(Dollars in millions)	March 31, 2016	December 31, 2015
Non-interest bearing accounts	$25,182	$25,847
Interest-bearing checking accounts(1)	46,626	44,720
Saving deposits(2)	136,415	134,075
Time deposits less than $100,000	10,489	10,347
Total core deposits	218,712	214,989
Time deposits of $100,000 or more	2,428	1,889
Foreign time deposits(3)	639	843
Total deposits	$221,779	$217,721

45	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
	2016			2015
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate
Interest-bearing checking accounts(1)	$45,978	$55	0.48%	$42,309	$51	0.48%
Saving deposits(2)	134,677	191	0.57	131,580	191	0.58
Time deposits less than $100,000	10,554	29	1.08	5,885	17	1.12
Total core deposits	191,209	275	0.51	179,774	259	0.51
Time deposits of $100,000 or more	2,212	7	1.39	2,211	11	1.96
Foreign time deposits(3)	704	1	0.34	1,013	1	0.34
Total interest-bearing deposits	$194,125	$283	0.52	$182,998	$271	0.52
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of both March 31, 2016 and December 31, 2015.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $11.9 billion and $12.0 billion as of March 31, 2016 and December 31, 2015, respectively.
The FDIC limits the acceptance of brokered deposits by “well-capitalized” insured depository institutions and, with a waiver from the FDIC, by “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both March 31, 2016 and December 31, 2015. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations, and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit. A portion of our long-term FHLB advances are structured with either a one-month or a three-month call option at our discretion.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $64 million to $917 million as of March 31, 2016 from December 31, 2015.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $8.6 billion to $49.6 billion as of March 31, 2016 from December 31, 2015. The decrease was primarily attributable to a net decrease of $7.2 billion in long-term callable FHLB advances and a net decrease of $1.3 billion in securitized debt obligations.

46	Capital One Financial Corporation (COF)

Table 32 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of March 31, 2016, and the outstanding balances as of December 31, 2015.
Table 32: Contractual Maturity Profile of Outstanding Debt

	March 31, 2016
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2015
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$917	$—	$—	$—	$—	$—	$917	$981
Total short-term borrowings	917	—	—	—	—	—	917	981
Long-term debt:
Securitized debt obligations	5,479	5,215	1,716	549	1,592	362	14,913	16,166
Senior and subordinated notes:
Unsecured senior debt	2,132	4,454	3,127	2,553	—	5,270	17,536	17,757
Unsecured subordinated debt	1,019	—	—	323	—	2,858	4,200	4,080
Total senior and subordinated notes	3,151	4,454	3,127	2,876	—	8,128	21,736	21,837
Other long-term borrowings:
FHLB advances	18	23	5	1	250	12,601	12,898	20,098
Capital lease obligations	1	1	1	1	1	28	33	33
Total other long-term borrowings	19	24	6	2	251	12,629	12,931	20,131
Total long-term debt(1)	8,649	9,693	4,849	3,427	1,843	21,119	49,580	58,134
Total short-term borrowings and long-term debt	$9,566	$9,693	$4,849	$3,427	$1,843	$21,119	$50,497	$59,115
Percentage of total	19%	19%	9%	7%	4%	42%	100%	100%
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net addition of $68 million and a net reduction of $224 million as of March 31, 2016 and December 31, 2015, respectively.

We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheets Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”
Credit Ratings
Our credit ratings impact our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 33 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2016 and December 31, 2015.
Table 33: Senior Unsecured Debt Credit Ratings

	March 31, 2016			December 31, 2015
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of May 2, 2016, Moody’s, S&P and Fitch have us on a stable outlook.

47	Capital One Financial Corporation (COF)

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
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure is related to the funding of our non-dollar net investments in our International Card business in the U.K. and Canada. Changes in foreign exchange rates affect the value of non-dollar-denominated equity invested in our foreign operations and impact our AOCI and related capital ratios. Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations results in translation risk in AOCI. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency-denominated intercompany borrowings. In the third quarter of 2014, we began entering into net investment hedges to manage our AOCI exposure. We apply hedge accounting to both intercompany funding hedges and net investment hedges.
We measure our total exposure by regularly tracking the equity value of our net equity invested in our U.K. and Canadian operations as well as their funding requirements. We apply a 30% U.S. dollar appreciation shock against each of our Great British pound (“GBP”) and Canadian dollar (“CAD”) net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures were 1.4 billion GBP as of both March 31, 2016 and December 31, 2015, and 704 million CAD and 686 million CAD as of March 31, 2016 and December 31, 2015, respectively. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current market risk management policies include the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $114.0 billion as of March 31, 2016, compared to $105.9 billion as of December 31, 2015, driven by an increase in our hedging activities.

48	Capital One Financial Corporation (COF)

Market Risk Measurement
We have risk management policies and limits established by our market risk management policies and approved by the Board of Directors. Our objective is to manage our asset and liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analysis to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar-denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008, the rate remained in a target range of 0% to 0.25% until December 2015, and then increased to a range of 0.25% to 0.50%, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month base-line interest rate sensitive revenue resulting from movements in interest rates. Interest rate sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measures are calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above.

49	Capital One Financial Corporation (COF)

Table 34 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity, calculated under the methodology described above, as of March 31, 2016 and December 31, 2015.
Table 34: Interest Rate Sensitivity Analysis(1)

	March 31, 2016	December 31, 2015
Estimated impact on projected base-line net interest income
+200 basis points	3.5%	2.6%
+100 basis points	2.2	1.6
+50 basis points	1.4	0.9
–50 basis points	(2.1)	(1.6)
Estimated impact on economic value of equity
+200 basis points	(2.6)	(5.2)
+100 basis points	0.2	(1.5)
+50 basis points	0.6	(0.4)
–50 basis points	(1.7)	(0.6)
__________

(1)
We are in the process of updating our projected deposit re-pricing assumptions as part of our regular evaluation and assessment of the assumptions and models used to measure our interest rate sensitivity and expect this update to be complete by the end of the second quarter of 2016. If approved, we anticipate that this update would result in less asset sensitivity in the projected base-line net interest income measures.

Our projected net interest income and economic value of equity sensitivity measures were within our policy limits as of March 31, 2016 and December 31, 2015. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

SUPERVISION AND REGULATION
On March 15, 2016, the FDIC issued a final rule implementing Section 334(e) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Section 334(e) mandates that the FDIC offset the effect of increasing the Deposit Insurance Fund (“DIF”) reserve ratio from 1.15% to 1.35% on insured depository institutions with total consolidated assets of less than $10 billion. The final rule imposes a new quarterly deposit insurance surcharge assessment, with an annual rate of 4.5 basis points, on all insured depository institutions with assets of $10 billion or more (including the Banks), in addition to the regular quarterly deposit insurance assessments applicable to all insured depository institutions. The surcharge will begin the quarter after the DIF reserve ratio first reaches or exceeds 1.15% (projected by the FDIC as likely to occur during the second quarter of 2016) and will continue until the reserve ratio first reaches or exceeds 1.35%. The FDIC estimates the reserve ratio will reach 1.35% by June 2018; however, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a one-time shortfall assessment on depository institutions subject to the surcharge, including the Banks, on March 31, 2019. The surcharge is expected to be partially offset by lower FDIC assessment rates, which will be in effect once the DIF reserve ratio reaches 1.15%.

50	Capital One Financial Corporation (COF)

We provide additional information on our Supervision and Regulation in our 2015 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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

•	an increase or decrease in credit losses, including increases due to a worsening of general economic conditions in the credit environment and the impact of inaccurate estimates or inadequate reserves;

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	changes in retail distribution strategies and channels, including in the behavior and expectations of our customers,

•	any significant disruption in our operations or technology platform, including security failures or breaches on our business;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

51	Capital One Financial Corporation (COF)

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

•	our ability to control costs;

•	the effectiveness of our risk management strategies;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	the extensive use of models in our business, including those to aggregate and assess various risk exposures and estimate certain financial values;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.
Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K.

52	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions)	March 31, 2016	December 31, 2015
Period End Tangible Common Equity
Period end stockholders’ equity	$47,707	$47,284
Goodwill and intangible assets(1)	(15,629)	(15,701)
Noncumulative perpetual preferred stock(2)	(3,296)	(3,294)
Tangible common equity	$28,782	$28,289
Quarterly Average Tangible Common Equity
Average stockholders' equity	$49,078	$48,712
Average goodwill and intangible assets(1)	(15,654)	(15,316)
Average noncumulative perpetual preferred stock(2)	(3,296)	(3,294)
Average tangible common equity	$30,128	$30,102
Period End Tangible Assets
Period end assets	$330,346	$334,048
Goodwill and intangible assets(1)	(15,629)	(15,701)
Tangible assets	$314,717	$318,347
Quarterly Average Tangible Assets
Average assets	$331,919	$323,354
Average goodwill and intangible assets(1)	(15,654)	(15,316)
Average tangible assets	$316,265	$308,038
Non-GAAP Ratio
TCE ratio(3)	9.1%	8.9%
Capital Ratios
Common equity Tier 1 capital ratio(4)	11.1%	11.1%
Tier 1 capital ratio(5)	12.4	12.4
Total capital ratio(6)	14.6	14.6
Tier 1 leverage ratio(7)	10.2	10.6
Supplementary leverage ratio(8)	8.9	9.2
Risk-weighted assets	$262,368	$265,739
Average assets for Tier 1 leverage ratio	317,403	309,037
Total leverage exposure for supplementary leverage ratio	366,301	357,794

53	Capital One Financial Corporation (COF)

(Dollars in millions)	March 31, 2016	December 31, 2015
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$44,452	$44,606
Adjustments:
AOCI(9)(10)	117	(254)
Goodwill(1)	(14,301)	(14,296)
Intangible Assets(1)(10)	(532)	(393)
Other	(505)	(119)
Common equity Tier 1 capital	29,231	29,544
Tier 1 capital instruments(2)	3,294	3,294
Additional Tier 1 capital adjustments	—	—
Tier 1 capital	32,525	32,838
Tier 2 capital instruments	2,566	2,654
Qualifying allowance for loan and lease losses	3,308	3,346
Tier 2 capital	5,874	6,000
Total capital(11)	$38,399	$38,838
__________

(1)	Includes impact of related deferred taxes.

(2)	Includes related surplus.

(3)	Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(4)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(5)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(6)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(7)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Amounts presented are net of tax.

(10)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 40% for 2015 and 60% for 2016.

(11)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

54	Capital One Financial Corporation (COF)

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
Annual Report: References to our “2015 Form 10-K” or “2015 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Banks: Refers to COBNA and CONA.
Basel Committee: The Basel Committee on Banking Supervision.
Basel III Advanced Approaches: The Basel III Advanced Approaches is mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance sheet foreign exposure of $10 billion or more. The Final Basel III Capital Rule modified the Advanced Approaches version of Basel II to create the Basel III Advanced Approaches.
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
BHC Act: The Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842).
Capital One: Capital One Financial Corporation and its subsidiaries.
Carrying value (with respect to loans): The amount at which a loan is recorded on the consolidated balance sheets. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held for sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For PCI loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date.
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

55	Capital One Financial Corporation (COF)

Discontinued operations: The operating results of a component of an entity, as defined by Accounting Standards Codification (“ASC”) 205, that are removed from continuing operations when that component has been disposed of or it is management’s intention to sell the component.
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
Final LCR Rule: In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III Liquidity Coverage Ratio in the United States. The Final LCR Rule applies to institutions with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets by its estimated net cash outflow, as defined and calculated in accordance with Final LCR Rule.
Foreign currency derivative contracts: An agreement to exchange contractual amounts of one currency for another currency at one or more future dates.
Foreign exchange contracts: Contracts that provide for the future receipt or delivery of foreign currency at previously agreed-upon terms.
GreenPoint: Refers to our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc., which was closed in 2007.
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Government National Mortgage Association (Ginnie Mae) and the Federal Home Loan Banks (FHLB).
HFS acquisition: On December 1, 2015, we acquired the Healthcare Financial Services business of General Electric Capital Corporation, which provides financing to companies in various healthcare sectors, including hospitals, senior housing, medical offices, pharmaceuticals, medical devices and healthcare technology.
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

56	Capital One Financial Corporation (COF)

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
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.
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
PCI loans: Refers to the loans acquired in a business combination that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). Acquired loans are considered PCI loans if they have a discount attributable, at least in part, to credit deterioration and they are not specifically scoped out of this guidance. Our PCI loans include a limited portion of commercial loans acquired in the fourth quarter of 2015 in the HFS acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase acquisitions.

57	Capital One Financial Corporation (COF)

The excess of cash flows expected to be collected over the estimated fair value of purchased loans represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between total contractual payments on the loans and all expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows from credit deterioration subsequent to acquisition will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference are depleted. PCI loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans. In addition, PCI loans are excluded from impaired loans because the applicable accounting methodology takes into consideration expected future credit losses.
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
Unfunded commitments: Legally binding agreements to provide a defined level of financing until a specified future date.

58	Capital One Financial Corporation (COF)

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
ASC: Accounting Standards Codification
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
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GBP: Great British pound
GDP: Gross domestic product
Ginnie Mae: Government National Mortgage Association
GLBA: Gramm-Leach-Bliley Act
GSE or Agency: Government-sponsored enterprise

59	Capital One Financial Corporation (COF)

HELOCs: Home equity lines of credit
HFI: Held for investment
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights
NOW: Negotiable order of withdrawal
NSFR: Net stable funding ratio
OCC: Office of the Comptroller of the Currency
OTC: Over-the-counter
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SCRA: Servicemembers Civil Relief Act
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
U.K.: United Kingdom
U.S.: United States of America
UCL: Unfair Competition Law
VAC: Valuations Advisory Committee

60	Capital One Financial Corporation (COF)

61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2016	2015
Interest income:
Loans, including loans held for sale	$5,085	$4,540
Investment securities	415	406
Other	17	28
Total interest income	5,517	4,974
Interest expense:
Deposits	283	271
Securitized debt obligations	48	33
Senior and subordinated notes	106	79
Other borrowings	24	15
Total interest expense	461	398
Net interest income	5,056	4,576
Provision for credit losses	1,527	935
Net interest income after provision for credit losses	3,529	3,641
Non-interest income:
Service charges and other customer-related fees	404	437
Interchange fees, net	596	496
Total other-than-temporary impairment	(11)	(9)
Less: Portion of other-than-temporary impairment recorded in AOCI	3	(6)
Net other-than-temporary impairment recognized in earnings	(8)	(15)
Other	172	153
Total non-interest income	1,164	1,071
Non-interest expense:
Salaries and associate benefits	1,270	1,211
Occupancy and equipment	458	435
Marketing	428	375
Professional services	278	296
Communications and data processing	243	202
Amortization of intangibles	101	110
Other	445	420
Total non-interest expense	3,223	3,049
Income from continuing operations before income taxes	1,470	1,663
Income tax provision	452	529
Income from continuing operations, net of tax	1,018	1,134
Income (loss) from discontinued operations, net of tax	(5)	19
Net income	1,013	1,153
Dividends and undistributed earnings allocated to participating securities	(6)	(6)
Preferred stock dividends	(37)	(32)
Net income available to common stockholders	$970	$1,115
Basic earnings per common share:
Net income from continuing operations	$1.86	$2.00
Income (loss) from discontinued operations	(0.01)	0.03
Net income per basic common share	$1.85	$2.03
Diluted earnings per common share:
Net income from continuing operations	$1.85	$1.97
Income (loss) from discontinued operations	(0.01)	0.03
Net income per diluted common share	$1.84	$2.00
Dividends paid per common share	$0.40	$0.30
See Notes to Consolidated Financial Statements.

62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net income	$1,013	$1,153
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale	187	122
Net changes in securities held to maturity	21	20
Net unrealized gains on cash flow hedges	377	162
Foreign currency translation adjustments	1	(84)
Other	(11)	(2)
Other comprehensive income (loss), net of tax	575	218
Comprehensive income	$1,588	$1,371

See Notes to Consolidated Financial Statements.

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,241	$3,407
Interest-bearing deposits with banks	1,909	4,577
Federal funds sold and securities purchased under agreements to resell	85	39
Total cash and cash equivalents	5,235	8,023
Restricted cash for securitization investors	960	1,017
Securities available for sale, at fair value	40,092	39,061
Securities held to maturity, at carrying value	25,080	24,619
Loans held for investment:
Unsecuritized loans held for investment	195,705	196,068
Loans held in consolidated trusts	31,908	33,783
Total loans held for investment	227,613	229,851
Allowance for loan and lease losses	(5,416)	(5,130)
Net loans held for investment	222,197	224,721
Loans held for sale, at lower of cost or fair value	1,251	904
Premises and equipment, net	3,542	3,584
Interest receivable	1,221	1,189
Goodwill	14,492	14,480
Other assets	16,276	16,450
Total assets	$330,346	$334,048

Liabilities:
Interest payable	$217	$299
Deposits:
Non-interest bearing deposits	25,182	25,847
Interest-bearing deposits	196,597	191,874
Total deposits	221,779	217,721
Securitized debt obligations	14,913	16,166
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	917	981
Senior and subordinated notes	21,736	21,837
Other borrowings	12,931	20,131
Total other debt	35,584	42,949
Other liabilities	10,146	9,629
Total liabilities	282,639	286,764
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 3,375,000 shares issued and outstanding as of both March 31, 2016 and December 31, 2015)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 650,153,064 and 648,317,395 shares issued as of March 31, 2016 and December 31,2015, respectively, and 514,479,243 and 527,259,920 shares outstanding as of March 31, 2016 and December 31,2015, respectively)	7	6
Additional paid-in capital, net	29,709	29,655
Retained earnings	27,808	27,045
Accumulated other comprehensive loss	(41)	(616)
Treasury stock, at cost (par value $.01 per share; 135,673,821 and 121,057,475 shares as of March 31, 2016 and December 31, 2015, respectively)	(9,776)	(8,806)
Total stockholders’ equity	47,707	47,284
Total liabilities and stockholders’ equity	$330,346	$334,048
See Notes to Consolidated Financial Statements.

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	3,375,000	$0	648,317,395	$6	$29,655	$27,045	$(616)	$(8,806)	$47,284
Comprehensive income (loss)						1,013	575		1,588
Dividends—common stock			33,871	0	2	(213)			(211)
Dividends—preferred stock						(37)			(37)
Purchases of treasury stock								(970)	(970)
Issuances of common stock and restricted stock, net of forfeitures			1,785,298	1	29				30
Exercise of stock options, tax effects of exercises and restricted stock vesting			16,500	0	(11)				(11)
Compensation expense for restricted stock awards, restricted stock units and stock options					34				34
Balance as of March 31, 2016	3,375,000	$0	650,153,064	$7	$29,709	$27,808	$(41)	$(9,776)	$47,707

See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Operating activities:
Income from continuing operations, net of tax	$1,018	$1,134
Income (loss) from discontinued operations, net of tax	(5)	19
Net income	1,013	1,153
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,527	935
Depreciation and amortization, net	591	483
Net (gain) loss on sales of securities available for sale	0	(2)
Impairment losses on securities available for sale	8	15
(Gain) loss on sales of loans held for sale	(45)	(34)
Stock plan compensation expense	44	50
Loans held for sale:
Originations and purchases	(1,611)	(1,916)
Proceeds from sales and paydowns	1,573	1,234
Changes in operating assets and liabilities:
Changes in interest receivable	(33)	1
Changes in other assets	801	187
Changes in interest payable	(82)	(59)
Changes in other liabilities	303	(8)
Net cash from discontinued operations	13	(46)
Net cash from operating activities	4,102	1,993
Investing activities:
Securities available for sale:
Purchases	(4,592)	(2,883)
Proceeds from paydowns and maturities	1,902	1,891
Proceeds from sales	1,923	1,342
Securities held to maturity:
Purchases	(917)	(1,193)
Proceeds from paydowns and maturities	456	453
Loans:
Net changes in loans held for investment	271	3,143
Principal recoveries of loans previously charged off	384	403
Purchases of premises and equipment	(134)	(153)
Net cash from other investing activities	(21)	68
Net cash from investing activities	(728)	3,071
Financing activities:
Deposits and borrowings:
Changes in restricted cash for securitization investors	57	0
Changes in deposits	4,055	4,890
Issuance of securitized debt obligations	0	1,247
Maturities and paydowns of securitized debt obligations	(1,325)	(175)
Issuance of senior and subordinated notes and long-term FHLB advances	6,350	2,988
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(14,050)	(1,250)
Changes in other short-term borrowings	(64)	(10,396)

Common stock:
Net proceeds from issuances	$30	$24
Dividends paid	(211)	(167)
Preferred stock:
Dividends paid	(37)	(32)
Purchases of treasury stock	(970)	(563)
Proceeds from share-based payment activities	3	19
Net cash from financing activities	(6,162)	(3,415)
Changes in cash and cash equivalents	(2,788)	1,649
Cash and cash equivalents at beginning of the period	8,023	7,242
Cash and cash equivalents at end of the period	$5,235	$8,891
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$510	$3
Interest paid	543	457
Income tax paid	55	87

See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2016, our principal subsidiaries included:

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
We also offer products outside of the United States of America (“U.S.”) principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”) and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card loans. Our branch of COBNA in Canada also has the authority to provide credit card loans.
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
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). During the first quarter of 2016, we recorded measurement period adjustments which modestly reduced the value of certain identifiable assets acquired, with a corresponding increase to goodwill. Including post-closing purchase price adjustments during the first quarter of 2016, total cash consideration for the acquisition was $9.0 billion, including $180 million of cash acquired, and we recognized approximately $9.2 billion in assets, including $8.2 billion of loans, $134 million of intangible assets and $514 million in goodwill. We continue to expect to finalize the accounting for assets acquired and liabilities assumed in the HFS acquisition by June 30, 2016.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
New Accounting Standards Adopted
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the Financial Accounting Standards Board (“FASB”) issued revised guidance for evaluating whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance also removed the indefinite deferral of specialized guidance for certain investment funds. We adopted the guidance effective in the first quarter of 2016 on a modified retrospective basis. Our adoption of this guidance did not have an impact on our financial condition, results of operations or liquidity. See “Note 6—Variable Interest Entities and Securitizations”for information regarding our involvement with VIEs.
Recently Issued but Not Yet Adopted Accounting Standards
Improvements to Employee Share-Based Accounting
In March 2016, the FASB issued revised guidance for accounting for employee share-based payments, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective beginning on January 1, 2017, with early adoption permitted. We do not believe the impact of this guidance will be material to our consolidated financial statements.
Leases
In February 2016, the FASB issued revised guidance for leases. The guidance requires lessees to recognize right of use assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements for all leases, with certain practical expedients. This will be effective for us on January 1, 2019, with early adoption permitted. We are currently assessing the potential impact on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued revised guidance for the recognition, measurement and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that (i) deferred by one year the effective date for revenue recognition guidance to January 1, 2018, with early adoption permitted effective January 1, 2017; (ii) clarified its guidance for performing the principle-versus-agent analysis; and (iii) clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. We do not plan to early adopt the guidance. We are currently assessing the potential impact of this new guidance on our consolidated financial statements and which transition method we plan to elect.

67	Capital One Financial Corporation (COF)

NOTE 2—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which we acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three months ended March 31, 2016 and 2015. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 2.1: Results of Discontinued Operations

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Non-interest income (expense), net	$(8)	$30
Income (loss) from discontinued operations before income taxes	(8)	30
Income tax provision (benefit)	(3)	11
Income (loss) from discontinued operations, net of tax	$(5)	$19
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

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities as of March 31, 2016 and December 31, 2015, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.
The table below presents the overview of our investment securities portfolio as of March 31, 2016 and December 31, 2015.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	March 31, 2016	December 31, 2015
Securities available for sale, at fair value	$40,092	$39,061
Securities held to maturity, at carrying value	25,080	24,619
Total investment securities	$65,172	$63,680
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2016 and December 31, 2015.
Table 3.2: Investment Securities Available for Sale

	March 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,934	$32	$0	$4,966
RMBS:
Agency(2)	25,187	248	(68)	25,367
Non-agency	2,613	314	(26)	2,901
Total RMBS	27,800	562	(94)	28,268
CMBS:
Agency(2)	3,732	48	(25)	3,755
Non-agency	1,719	35	(5)	1,749
Total CMBS	5,451	83	(30)	5,504
Other ABS(3)	1,037	2	(1)	1,038
Other securities(4)	317	3	(4)	316
Total investment securities available for sale	$39,539	$682	$(129)	$40,092

69	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,664	$5	$(9)	$4,660
RMBS:
Agency(2)	24,332	165	(212)	24,285
Non-agency	2,680	368	(22)	3,026
Total RMBS	27,012	533	(234)	27,311
CMBS:
Agency(2)	3,690	21	(47)	3,664
Non-agency	1,723	16	(24)	1,715
Total CMBS	5,413	37	(71)	5,379
Other ABS(3)	1,345	1	(6)	1,340
Other securities(4)	370	2	(1)	371
Total investment securities available for sale	$38,804	$578	$(321)	$39,061
__________

(1)
Includes non-credit-related OTTI that is recorded in accumulated other comprehensive income (“AOCI”) of $25 million and $22 million as of March 31, 2016 and December 31, 2015, respectively. All of this amount is related to non-agency RMBS.

(2)	Includes Federal National Mortgage Corporation (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 65% and 71% of the other ABS portfolio as of March 31, 2016 and December 31, 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 16% and 11% of the other ABS portfolio as of March 31, 2016 and December 31, 2015, respectively.

(4)	Includes foreign government bonds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of March 31, 2016 and December 31, 2015.
Table 3.3: Investment Securities Held to Maturity

	March 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$1	$0	$200
Agency RMBS	22,846	(1,018)	21,828	1,216	(6)	23,038
Agency CMBS	3,155	(102)	3,053	164	(1)	3,216
Total investment securities held to maturity	$26,200	$(1,120)	$25,080	$1,381	$(7)	$26,454

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$(1)	$198
Agency RMBS	22,561	(1,048)	21,513	692	(72)	22,133
Agency CMBS	3,012	(105)	2,907	87	(8)	2,986
Total investment securities held to maturity	$25,772	$(1,153)	$24,619	$779	$(81)	$25,317
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

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015.
Table 3.4: Securities in an Unrealized Loss Position

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$0	$0	$1	$0	$1	$0
RMBS:
Agency	4,679	(22)	4,019	(46)	8,698	(68)
Non-agency	437	(13)	162	(13)	599	(26)
Total RMBS	5,116	(35)	4,181	(59)	9,297	(94)
CMBS:
Agency	590	(3)	927	(22)	1,517	(25)
Non-agency	341	(2)	229	(3)	570	(5)
Total CMBS	931	(5)	1,156	(25)	2,087	(30)
Other ABS	368	(1)	177	0	545	(1)
Other securities	210	(3)	19	(1)	229	(4)
Total investment securities available for sale in a gross unrealized loss position	$6,625	$(44)	$5,534	$(85)	$12,159	$(129)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$3,096	$(9)	$1	$0	$3,097	$(9)
RMBS:
Agency	12,025	(110)	4,420	(102)	16,445	(212)
Non-agency	355	(10)	155	(12)	510	(22)
Total RMBS	12,380	(120)	4,575	(114)	16,955	(234)
CMBS:
Agency	1,352	(9)	1,148	(38)	2,500	(47)
Non-agency	739	(13)	330	(11)	1,069	(24)
Total CMBS	2,091	(22)	1,478	(49)	3,569	(71)
Other ABS	825	(5)	255	(1)	1,080	(6)
Other securities	250	0	19	(1)	269	(1)
Total investment securities available for sale in a gross unrealized loss position	$18,642	$(156)	$6,328	$(165)	$24,970	$(321)
As of March 31, 2016, the amortized cost of approximately 600 securities available for sale exceeded their fair value by $129 million, of which $85 million related to securities that had been in a loss position for 12 months or longer. As of March 31, 2016, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $36 million, or 28%, of total

71	Capital One Financial Corporation (COF)

gross unrealized losses on securities available for sale. As of March 31, 2016, the carrying value of approximately 30 securities classified as held to maturity exceeded their fair value by $7 million.
Gross unrealized losses on our investment securities have decreased since December 31, 2015. The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2016.
Table 3.5: Contractual Maturities of Securities Available for Sale

	March 31, 2016
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$505	$505
Due after 1 year through 5 years	5,545	5,584
Due after 5 years through 10 years	2,194	2,234
Due after 10 years(1)	31,295	31,769
Total	$39,539	$40,092
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	March 31, 2016
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$199	$200
Due after 5 years through 10 years	1,251	1,355
Due after 10 years	23,630	24,899
Total	$25,080	$26,454
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

72	Capital One Financial Corporation (COF)

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of March 31, 2016.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	March 31, 2016
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$214	$4,233	$519	$0	$4,966
RMBS:
Agency	323	17,587	7,457	0	25,367
Non-agency	14	851	1,535	501	2,901
Total RMBS	337	18,438	8,992	501	28,268
CMBS:
Agency	55	1,846	1,854	0	3,755
Non-agency	117	516	1,116	0	1,749
Total CMBS	172	2,362	2,970	0	5,504
Other ABS	110	846	82	0	1,038
Other securities	210	5	0	101	316
Total securities available for sale	$1,043	$25,884	$12,563	$602	$40,092
Amortized cost of securities available for sale	$1,048	$25,625	$12,295	$571	$39,539
Weighted-average yield for securities available for sale(1)	1.03%	2.01%	3.19%	7.40%	2.43%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$199	$0	$0	$199
Agency RMBS	7	3,705	14,583	3,533	21,828
Agency CMBS	0	133	2,464	456	3,053
Total securities held to maturity	$7	$4,037	$17,047	$3,989	$25,080
Fair value of securities held to maturity	$7	$4,183	$17,996	$4,268	$26,454
Weighted-average yield for securities held to maturity(1)	7.13%	2.71%	2.57%	3.36%	2.72%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of March 31, 2016, for any securities with unrealized losses recorded in AOCI, we do not intend to sell nor believe that we will be required to sell these securities prior to recovery of their amortized cost.
For those securities that we do not intend to sell nor expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit-related factors or whether it is due to other factors, such as interest rates. Credit-related impairment

73	Capital One Financial Corporation (COF)

is recognized in earnings, with the remaining unrealized non-credit-related impairment recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three months ended March 31, 2016 and 2015 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Credit loss component, beginning of period	$199	$175
Additions:
Initial credit impairment	0	5
Subsequent credit impairment	6	10
Total additions	6	15
Reductions due to payoffs, disposals, transfers and other	(1)	0
Credit loss component, end of period	$204	$190
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three months ended March 31, 2016 and 2015. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Realized gains (losses):
Gross realized gains	$3	$9
Gross realized losses	(3)	(7)
Net realized gains (losses)	0	2
OTTI recognized in earnings:
Credit-related OTTI	(6)	(15)
Intent-to-sell OTTI	(2)	0
Total OTTI recognized in earnings	(8)	(15)
Net securities gains (losses)	$(8)	$(13)
Total proceeds from sales	$1,923	$1,342
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”) and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.6 billion and $1.7 billion as of March 31, 2016 and December 31, 2015, respectively. We also pledged securities held to maturity with a carrying value of $8.5 billion and $8.7 billion as of March 31, 2016 and December 31, 2015, respectively. Of the total securities pledged as collateral, we have encumbered $10.6 billion as of both March 31, 2016 and December 31, 2015, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $7 million and $172 million as of March 31, 2016 and December 31, 2015, respectively, primarily related to our derivative transactions.

74	Capital One Financial Corporation (COF)

Acquired Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the acquired credit-impaired debt securities as of March 31, 2016 and December 31, 2015.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	March 31, 2016	December 31, 2015
Outstanding balance	$3,190	$3,285
Carrying value	2,386	2,480
Changes in Accretable Yield of Acquired Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities for the three months ended March 31, 2016.
Table 3.11: Changes in the Accretable Yield of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended March 31, 2016
Accretable yield, beginning of period	$1,237
Accretion recognized in earnings	(54)
Net reclassifications from nonaccretable difference	62
Accretable yield, end of period	$1,245

75	Capital One Financial Corporation (COF)

NOTE 4—LOANS
Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans underlying our consolidated securitization trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto, home and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.
Our portfolio of loans held for investment also includes certain of our consumer and commercial loans acquired through business combinations that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which were referred to as “purchased credit-impaired loans” or “PCI loans.” See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on the accounting guidance for these loans.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. The table below presents the composition and an aging analysis of our loans held for investment portfolio, which includes loans underlying our consolidated securitization trusts, as of March 31, 2016 and December 31, 2015. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$81,946	$757	$555	$1,303	$2,615	$0	$84,561
International credit card	7,832	116	72	118	306	0	8,138
Total credit card	89,778	873	627	1,421	2,921	0	92,699
Consumer Banking:
Auto	40,386	1,576	619	133	2,328	0	42,714
Home loan	6,521	37	15	166	218	17,604	24,343
Retail banking	3,459	19	7	18	44	31	3,534
Total consumer banking	50,366	1,632	641	317	2,590	17,635	70,591
Commercial Banking:
Commercial and multifamily real estate	25,497	19	2	9	30	32	25,559
Commercial and industrial	36,744	52	98	307	457	901	38,102
Total commercial lending	62,241	71	100	316	487	933	63,661
Small-ticket commercial real estate	572	3	2	3	8	0	580
Total commercial banking	62,813	74	102	319	495	933	64,241
Other loans	73	2	1	6	9	0	82
Total loans(2)	$203,030	$2,581	$1,371	$2,063	$6,015	$18,568	$227,613
% of Total loans	89.20%	1.13%	0.60%	0.91%	2.64%	8.16%	100.00%

76	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$84,954	$906	$658	$1,421	$2,985	$0	$87,939
International credit card	7,903	110	67	106	283	0	8,186
Total credit card	92,857	1,016	725	1,527	3,268	0	96,125
Consumer Banking:
Auto	38,549	1,901	880	219	3,000	0	41,549
Home loan	6,465	41	18	176	235	18,527	25,227
Retail banking	3,514	21	8	20	49	33	3,596
Total consumer banking	48,528	1,963	906	415	3,284	18,560	70,372
Commercial Banking:
Commercial and multifamily real estate	25,449	34	0	4	38	31	25,518
Commercial and industrial	35,920	51	34	203	288	927	37,135
Total commercial lending	61,369	85	34	207	326	958	62,653
Small-ticket commercial real estate	607	3	1	2	6	0	613
Total commercial banking	61,976	88	35	209	332	958	63,266
Other loans	77	2	2	7	11	0	88
Total loans(2)	$203,438	$3,069	$1,668	$2,158	$6,895	$19,518	$229,851
% of Total loans	88.51%	1.33%	0.73%	0.94%	3.00%	8.49%	100.00%
__________

(1)	Includes installment loans of $13 million and $16 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
Loans are presented net of unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $948 million and $989 million as of March 31, 2016 and December 31, 2015, respectively.

We pledge loan collateral at the FHLB to secure borrowing capacity. The outstanding balances of the pledged loans totaled $35.6 billion as of March 31, 2016, and $36.9 billion as of December 31, 2015.
Table 4.2 presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of March 31, 2016 and December 31, 2015.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	March 31, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,303	$0	$1,421	$0
International credit card	92	48	79	53
Total credit card	1,395	48	1,500	53
Consumer Banking:
Auto	0	133	0	219
Home loan	0	307	0	311
Retail banking	1	30	0	28
Total consumer banking	1	470	0	558

77	Capital One Financial Corporation (COF)

	March 31, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$1	$30	$0	$7
Commercial and industrial	10	1,014	5	538
Total commercial lending	11	1,044	5	545
Small-ticket commercial real estate	0	6	0	5
Total commercial banking	11	1,050	5	550
Other loans	0	10	0	9
Total	$1,407	$1,578	$1,505	$1,170
% of Total loans	0.62%	0.69%	0.65%	0.51%
__________

(1)
Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on our policies for nonperforming loans.

Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and home values, as well as customer liquidity, all of which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time.
The table below displays the geographic profile of our credit card loan portfolio as of March 31, 2016 and December 31, 2015. We also present net charge-offs for the three months ended March 31, 2016 and 2015.
Table 4.3: Credit Card: Risk Profile by Geographic Region

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$9,752	10.5%	$10,029	10.5%
Texas	6,182	6.7	6,344	6.6
New York	6,163	6.6	6,446	6.7
Florida	5,574	6.0	5,712	5.9
Illinois	3,922	4.2	4,121	4.3
Pennsylvania	3,575	3.9	3,764	3.9
Ohio	3,180	3.4	3,371	3.5
New Jersey	3,061	3.3	3,210	3.3
Michigan	2,762	3.0	2,922	3.0
Other	40,390	43.6	42,020	43.8
Total domestic credit card	84,561	91.2	87,939	91.5
International credit card:
Canada	4,963	5.4	4,889	5.1
United Kingdom	3,175	3.4	3,297	3.4
Total international credit card	8,138	8.8	8,186	8.5
Total credit card	$92,699	100.0%	$96,125	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.

78	Capital One Financial Corporation (COF)

Table 4.4: Credit Card: Net Charge-Offs

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$887	4.16%	$664	3.55%
International credit card	63	3.24	55	2.80
Total credit card	$950	4.09	$719	3.48
__________

(1)
Net charge-offs consist of the unpaid principal balance that we determine to be uncollectible, net of recovered amounts. The net charge-off rate is calculated for each loan category by dividing annualized net charge-offs by average loans held for investment for the period. Net charge-offs and the net charge-off rate are impacted periodically by fluctuations in recoveries, including debt sales.

Consumer Banking
Our consumer banking loan portfolio consists of auto, home and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product (“GDP”) and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of March 31, 2016 and December 31, 2015, as well as net charge-offs for the three months ended March 31, 2016 and 2015.
Table 4.5: Consumer Banking: Risk Profile by Geographic Region

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,597	7.9%	$5,463	7.8%
California	4,812	6.8	4,611	6.5
Florida	3,485	4.9	3,315	4.7
Georgia	2,291	3.3	2,245	3.2
Louisiana	1,931	2.7	1,882	2.7
Illinois	1,891	2.7	1,859	2.6
Ohio	1,778	2.5	1,738	2.5
Other	20,929	29.7	20,436	29.0
Total auto	42,714	60.5	41,549	59.0
Home loan:
California	5,652	8.0	5,884	8.4
New York	2,119	3.0	2,171	3.1
Maryland	1,517	2.1	1,539	2.2
Illinois	1,433	2.0	1,490	2.1
Virginia	1,320	1.9	1,354	1.9
New Jersey	1,246	1.8	1,293	1.8
Florida	1,090	1.6	1,146	1.6
Other	9,966	14.1	10,350	14.8
Total home loan	24,343	34.5	25,227	35.9

79	Capital One Financial Corporation (COF)

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	$1,054	1.5%	$1,071	1.5%
New York	919	1.3	921	1.3
Texas	757	1.1	757	1.1
New Jersey	247	0.3	259	0.4
Maryland	187	0.3	180	0.3
Virginia	150	0.2	151	0.2
Other	220	0.3	257	0.3
Total retail banking	3,534	5.0	3,596	5.1
Total consumer banking	$70,591	100.0%	$70,372	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
Table 4.6: Consumer Banking: Net Charge-Offs and Nonperforming Loans

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$168	1.60%	$148	1.55%
Home loan(2)	3	0.05	2	0.03
Retail banking	12	1.36	9	0.96
Total consumer banking(2)	$183	1.04	$159	0.89

	March 31, 2016		December 31, 2015
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$133	0.31%	$219	0.53%
Home loan(4)	307	1.26	311	1.23
Retail banking	30	0.83	28	0.77
Total consumer banking(4)	$470	0.66	$558	0.79
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs by average loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.17% and 1.40%, respectively, for the three months ended March 31, 2016, compared to 0.11% and 1.30%, respectively, for the three months ended March 31, 2015.

(3)	Calculated for each loan category by dividing nonperforming loans by period-end loans held for investment.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 4.55% and 0.89%, respectively, as of March 31, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

80	Capital One Financial Corporation (COF)

Home Loan
Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on this loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices after the peak in 2006 and subsequent rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards.
The following table presents the distribution of our home loan portfolio as of March 31, 2016 and December 31, 2015, based on selected key risk characteristics.
Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2016
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2007	$2,449	10.1%	$8,613	35.3%	$11,062	45.4%
2008	151	0.6	2,743	11.3	2,894	11.9
2009	94	0.4	1,405	5.8	1,499	6.2
2010	95	0.4	2,054	8.4	2,149	8.8
2011	168	0.7	2,291	9.4	2,459	10.1
2012	1,219	5.0	362	1.5	1,581	6.5
2013	538	2.2	70	0.3	608	2.5
2014	663	2.7	30	0.1	693	2.8
2015	1,121	4.6	32	0.2	1,153	4.8
2016	241	1.0	4	0.0	245	1.0
Total	$6,739	27.7%	$17,604	72.3%	$24,343	100.0%
Geographic concentration:(3)
California	$876	3.6%	$4,776	19.6%	$5,652	23.2%
New York	1,288	5.3	831	3.4	2,119	8.7
Maryland	530	2.2	987	4.0	1,517	6.2
Illinois	90	0.4	1,343	5.5	1,433	5.9
Virginia	439	1.8	881	3.6	1,320	5.4
New Jersey	354	1.4	892	3.7	1,246	5.1
Florida	153	0.6	937	3.9	1,090	4.5
Louisiana	1,043	4.3	26	0.1	1,069	4.4
Arizona	83	0.3	958	4.0	1,041	4.3
Washington	115	0.5	753	3.1	868	3.6
Other	1,768	7.3	5,220	21.4	6,988	28.7
Total	$6,739	27.7%	$17,604	72.3%	$24,343	100.0%
Lien type:
1st lien	$5,747	23.6%	$17,294	71.1%	$23,041	94.7%
2nd lien	992	4.1	310	1.2	1,302	5.3
Total	$6,739	27.7%	$17,604	72.3%	$24,343	100.0%
Interest rate type:
Fixed rate	$2,835	11.7%	$2,153	8.8%	$4,988	20.5%
Adjustable rate	3,904	16.0	15,451	63.5	19,355	79.5
Total	$6,739	27.7%	$17,604	72.3%	$24,343	100.0%

81	Capital One Financial Corporation (COF)

	December 31, 2015
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2007	$2,559	10.1%	$8,956	35.5%	$11,515	45.6%
2008	157	0.6	2,866	11.4	3,023	12.0
2009	97	0.4	1,498	5.9	1,595	6.3
2010	97	0.4	2,208	8.8	2,305	9.2
2011	176	0.7	2,476	9.8	2,652	10.5
2012	1,276	5.1	389	1.5	1,665	6.6
2013	557	2.2	71	0.3	628	2.5
2014	680	2.7	31	0.1	711	2.8
2015	1,101	4.4	32	0.1	1,133	4.5
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Geographic concentration:(3)
California	$871	3.5%	$5,013	19.9%	$5,884	23.4%
New York	1,295	5.1	876	3.5	2,171	8.6
Maryland	511	2.0	1,028	4.1	1,539	6.1
Illinois	89	0.4	1,401	5.5	1,490	5.9
Virginia	428	1.7	926	3.7	1,354	5.4
New Jersey	353	1.4	940	3.7	1,293	5.1
Florida	157	0.6	989	3.9	1,146	4.5
Louisiana	1,069	4.2	27	0.1	1,096	4.3
Arizona	81	0.4	995	3.9	1,076	4.3
Washington	113	0.4	806	3.2	919	3.6
Other	1,733	6.9	5,526	21.9	7,259	28.8
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Interest rate type:
Fixed rate	$2,751	10.9%	$2,264	9.0%	$5,015	19.9%
Adjustable rate	3,949	15.7	16,263	64.4	20,212	80.1
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
__________

(1)	Percentages within each risk category are calculated based on period-end amounts.

(2)	The PCI loans balances with an origination date in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	States listed represents those which have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $451 million as of March 31, 2016. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and time lines vary according to state law. As of March 31, 2016 and December 31, 2015, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheet totaled $111 million and $123 million, respectively.

82	Capital One Financial Corporation (COF)

Commercial Banking
We evaluate the credit risk of commercial loans individually and use a risk-rating system to determine credit quality. We assign internal risk ratings to loans based on relevant information about the ability of borrowers to service their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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

We use our internal risk rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for loan and lease losses for commercial loans. Loans of $1 million or more that are designated as criticized performing and criticized nonperforming are reviewed quarterly by management to determine if they are appropriately classified/rated and whether any impairment exists. Noncriticized loans greater than $1 million are specifically reviewed, at least annually, to determine the appropriate risk rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2016 and December 31, 2015.
Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	March 31, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,312	59.8%	$8,724	22.9%	$358	61.6%	$24,394	38.0%
Mid-Atlantic	3,032	11.9	3,255	8.5	23	4.0	6,310	9.8
South	4,054	15.9	15,303	40.2	37	6.4	19,394	30.2
Other	3,161	12.4	10,820	28.4	162	28.0	14,143	22.0
Total	$25,559	100.0%	$38,102	100.0%	$580	100.0%	$64,241	100.0%
Internal risk rating:(3)
Noncriticized	$25,219	98.7%	$33,872	88.9%	$572	98.5%	$59,663	92.9%
Criticized performing	278	1.1	2,315	6.0	2	0.4	2,595	4.0
Criticized nonperforming	30	0.1	1,014	2.7	6	1.1	1,050	1.6
PCI loans(4)	32	0.1	901	2.4	0	0.0	933	1.5
Total	$25,559	100.0%	$38,102	100.0%	$580	100.0%	$64,241	100.0%

83	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,949	62.5%	$8,074	21.8%	$376	61.3%	$24,399	38.6%
Mid-Atlantic	2,797	11.0	3,010	8.1	25	4.1	5,832	9.2
South	4,070	15.9	15,240	41.0	40	6.5	19,350	30.6
Other	2,702	10.6	10,811	29.1	172	28.1	13,685	21.6
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
Internal risk rating:(3)
Noncriticized	$25,130	98.5%	$34,008	91.6%	$605	98.7%	$59,743	94.4%
Criticized performing	350	1.4	1,662	4.5	3	0.5	2,015	3.2
Criticized nonperforming	7	0.0	538	1.4	5	0.8	550	0.9
PCI loans(4)	31	0.1	927	2.5	0	0.0	958	1.5
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

(2)
Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

(4)
We evaluate PCI loans based on their actual risk ratings. Were these PCI loans to be classified based on their risk ratings, $204 million and $128 million would be classified as Noncriticized, $694 million and $793 million as Criticized performing, and $35 million and $37 million as Criticized nonperforming as of March 31, 2016 and December 31, 2015, respectively.

Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which is reported separately as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015:
Table 4.9: Impaired Loans(1)

	March 31, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$525	$0	$525	$147	$378	$511
International credit card	133	0	133	66	67	129
Total credit card(2)	658	0	658	213	445	640
Consumer Banking:
Auto(3)	283	211	494	22	472	778
Home loan	233	133	366	15	351	458
Retail banking	50	10	60	14	46	61
Total consumer banking	566	354	920	51	869	1,297
Commercial Banking:
Commercial and multifamily real estate	106	27	133	10	123	136
Commercial and industrial	1,091	123	1,214	183	1,031	1,319
Total commercial lending	1,197	150	1,347	193	1,154	1,455
Small-ticket commercial real estate	0	7	7	0	7	8
Total commercial banking	1,197	157	1,354	193	1,161	1,463
Total	$2,421	$511	$2,932	$457	$2,475	$3,400

84	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$541	$0	$541	$150	$391	$526
International credit card	125	0	125	59	66	121
Total credit card(2)	666	0	666	209	457	647
Consumer Banking:
Auto(3)	273	215	488	22	466	772
Home loan	229	136	365	18	347	456
Retail banking	51	10	61	14	47	62
Total consumer banking	553	361	914	54	860	1,290
Commercial Banking:
Commercial and multifamily real estate	82	3	85	11	74	88
Commercial and industrial	515	278	793	75	718	862
Total commercial lending	597	281	878	86	792	950
Small-ticket commercial real estate	6	0	6	0	6	7
Total commercial banking	603	281	884	86	798	957
Total	$1,822	$642	$2,464	$349	$2,115	$2,894

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$533	$14	$542	$14
International credit card	129	3	141	2
Total credit card(2)	662	17	683	16
Consumer Banking:
Auto(3)	491	22	444	21
Home loan	366	1	366	1
Retail banking	60	0	52	0
Total consumer banking	917	23	862	22
Commercial Banking:
Commercial and multifamily real estate	109	1	133	1
Commercial and industrial	1,004	2	213	1
Total commercial lending	1,113	3	346	2
Small-ticket commercial real estate	6	0	10	0
Total commercial banking	1,119	3	356	2
Total	$2,698	$43	$1,901	$40
__________

(1)
Impaired loans include loans modified in troubled debt restructuring (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost.

(2)	The average recorded investment of credit card loans includes finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

85	Capital One Financial Corporation (COF)

The total recorded investment of loans modified in TDRs represents $1.9 billion and $1.8 billion of the impaired loans presented above as of March 31, 2016 and December 31, 2015, respectively. Consumer TDRs classified as performing totaled $1.0 billion as of both March 31, 2016 and December 31, 2015. Commercial TDRs classified as performing totaled $305 million and $334 million as of March 31, 2016 and December 31, 2015, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three months ended March 31, 2016 and 2015:
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended March 31, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$62	100%	12.85%	0%	0	0%	$0
International credit card	36	100	25.66	0	0	0	0
Total credit card	98	100	17.52	0	0	0	0
Consumer Banking:
Auto	86	42	3.93	73	7	27	21
Home loan	13	62	2.63	75	249	1	0
Retail banking	3	21	6.30	87	11	0	0
Total consumer banking	102	44	3.72	74	39	23	21
Commercial Banking:
Commercial and multifamily real estate	25	0	0.00	100	8	0	0
Commercial and industrial	47	0	0.00	30	12	0	0
Total commercial lending	72	0	0.00	54	10	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	72	0	0.00	54	10	0	0
Total	$272	52	13.21	42	29	8	$21

86	Capital One Financial Corporation (COF)

	Total Loans Modified(1)(2)	Three Months Ended March 31, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$72	100%	12.13%	0%	0	0%	$0
International credit card	32	100	25.79	0	0	0	0
Total credit card	104	100	16.39	0	0	0	0
Consumer Banking:
Auto	88	41	1.71	71	9	28	22
Home loan	7	67	2.85	66	171	0	0
Retail banking	5	61	9.36	91	4	0	0
Total consumer banking	100	44	2.36	72	20	24	22
Commercial Banking:
Commercial and multifamily real estate	3	0	0.00	100	35	77	1
Commercial and industrial	21	0	2.02	3	7	0	0
Total commercial lending	24	0	2.02	13	29	8	1
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	24	0	2.02	13	29	8	1
Total	$228	65	12.19	33	20	12	$23
__________

(1)
Represents total loans modified and accounted for as TDRs during the period. Paydowns, net charge-offs and any other changes subsequent to the TDR date are not reflected in the recorded investment amount

(2)
We present the modification types utilized most prevalently across our loan portfolios. As not every modification type is included in the table above, the total % of TDR activity may not add up to 100%.

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

(9)
Total amount represents the gross balance forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write-downs associated with the discharge of the borrower’s obligations.

TDR—Subsequent Defaults of Completed TDR Modifications
The following table presents the type, number and recorded investment amount of loans modified in TDRs that experienced a default during the period and had completed a modification event in the twelve months prior to the default. A default occurs if the loan is either 90 days or more delinquent, has been charged off as of the end of the period presented or has been reclassified from accrual to nonaccrual status.

87	Capital One Financial Corporation (COF)

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,594	$18	9,667	$16
International credit card(1)	8,813	20	8,548	20
Total credit card	19,407	38	18,215	36
Consumer Banking:
Auto	1,852	21	1,747	20
Home loan	10	1	5	0
Retail banking	15	2	10	1
Total consumer banking	1,877	24	1,762	21
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	17	23	0	0
Total commercial lending	17	23	0	0
Small-ticket commercial real estate	0	0	0	0
Total commercial banking	17	23	0	0
Total	21,301	$85	19,977	$57
__________

(1)
In the U.K., regulators require the acceptance of payment plan proposals in which the modified payments may be less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge off even when fully in compliance with the TDR program terms.

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of March 31, 2016 and December 31, 2015. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	March 31, 2016			December 31, 2015
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$20,179	$3,704	$16,475	$21,151	$3,840	$17,311
Carrying value(1)	18,580	2,537	16,043	19,516	2,629	16,887
__________

(1)
Includes $35 million and $37 million of allowance for loan and lease losses for these loans as of March 31, 2016 and December 31, 2015, respectively. We recorded a $2 million release and $7 million provision of the allowance for credit losses for the three months ended March 31, 2016 and 2015, respectively, for PCI loans.

88	Capital One Financial Corporation (COF)

Changes in Accretable Yield
The following table presents changes in the accretable yield on the PCI loans:
Table 4.13: Changes in Accretable Yield on PCI Loans

(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2015	$3,483	$1,244	$2,239
Accretion recognized in earnings	(184)	(61)	(123)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	5	2	3
Changes in accretable yield for non-credit related changes in expected cash flows(2)	194	16	178
Accretable yield as of March 31, 2016	$3,498	$1,201	$2,297
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $311.1 billion and $308.3 billion as of March 31, 2016 and December 31, 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $26.4 billion and $27.9 billion, which included $1.1 billion and $1.0 billion of advised lines of credit as of March 31, 2016 and December 31, 2015, respectively. Advised lines of credit are not considered legally binding commitments as funding is subject to our satisfactory evaluation of the customer at the time credit is requested.

89	Capital One Financial Corporation (COF)

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” of our 2015 Form 10-K for further discussion on the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2016 and 2015.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	1,071	229	171	(2)	1,469
Charge-offs	(1,222)	(291)	(48)	(1)	(1,562)
Recoveries	272	108	2	2	384
Net charge-offs	(950)	(183)	(46)	1	(1,178)
Other changes(2)	10	0	(15)	0	(5)
Balance as of March 31, 2016	3,785	914	714	3	5,416
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision for losses on unfunded lending commitments	0	1	57	0	58
Balance as of March 31, 2016	0	8	218	0	226
Combined allowance and reserve as of March 31, 2016	$3,785	$922	$932	$3	$5,642

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	669	206	52	0	927
Charge-offs	(1,022)	(250)	(9)	(3)	(1,284)
Recoveries	303	91	6	3	403
Net charge-offs	(719)	(159)	(3)	0	(881)
Other changes(2)	(24)	0	0	0	(24)
Balance as of March 31, 2015	3,130	826	444	5	4,405
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	0	7	106	0	113
Provision for losses on unfunded lending commitments	0	0	8	0	8
Balance as of March 31, 2015	0	7	114	0	121
Combined allowance and reserve as of March 31, 2015	$3,130	$833	$558	$5	$4,526
__________
(1)     Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

90	Capital One Financial Corporation (COF)

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of March 31, 2016 and December 31, 2015.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	March 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,572	$829	$520	$3	$4,924
Asset-specific(2)	213	51	193	0	457
PCI loans(3)	0	34	1	0	35
Total allowance for loan and lease losses	$3,785	$914	$714	$3	$5,416
Loans held for investment:
Collectively evaluated(1)	$92,041	$52,247	$61,954	$82	$206,324
Asset-specific(2)	658	709	1,354	0	2,721
PCI loans(3)	0	17,635	933	0	18,568
Total loans held for investment	$92,699	$70,591	$64,241	$82	$227,613
Allowance as a percentage of period-end loans held for investment	4.08%	1.29%	1.11%	4.15%	2.38%

	December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,445	$778	$517	$4	$4,744
Asset-specific(2)	209	54	86	0	349
PCI loans(3)	0	36	1	0	37
Total allowance for loan and lease losses	$3,654	$868	$604	$4	$5,130
Loans held for investment:
Collectively evaluated(1)	$95,459	$51,113	$61,424	$88	$208,084
Asset-specific(2)	666	699	884	0	2,249
PCI loans(3)	0	18,560	958	0	19,518
Total loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Allowance as a percentage of period-end loans held for investment	3.80%	1.23%	0.95%	4.94%	2.23%
__________

(1)
The component of the allowance for loan and lease losses for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation supplemented by management judgment and interpretation. The component of the allowance for loan and lease losses for commercial loans that we collectively evaluate for impairment is based on historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

(2)
The asset-specific component of the allowance for loan and lease losses for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for loan and lease losses for larger-balance commercial loans is individually calculated for each loan.

(3)
The PCI loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for details on these loans.

91	Capital One Financial Corporation (COF)

We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership. The loss sharing amounts due from these partners result in reductions to reported net charge-offs and provision for credit losses. The table below summarizes these impacts for the three months ended March 31, 2016 and 2015.
Table 5.3: Summary of Loss Sharing Arrangements Impact

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Reduction in net charge-offs	$52	$44
Reduction in provision for credit losses	55	57
The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $197 million and $194 million as of March 31, 2016 and December 31, 2015, respectively. See “Note 1—Summary of Significant Accounting Policies” of our 2015 Form 10-K for further discussion on our credit card partnership agreements.

92	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of March 31, 2016 and December 31, 2015. We separately present information for consolidated and unconsolidated VIEs.
For consolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets. The assets of consolidated VIEs primarily consist of cash and loans, which we report on our consolidated balance sheets under restricted cash and loans held in consolidated trusts, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the Company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$32,869	$15,600	$0	$0	$0
Home loan securitizations(2)	0	0	201	26	863
Total securitization-related VIEs	32,869	15,600	201	26	863
Other VIEs:
Affordable housing entities	115	0	3,804	528	3,804
Entities that provide capital to low-income and rural communities	687	126	71	0	71
Other	0	0	116	0	116
Total other VIEs	802	126	3,991	528	3,991
Total VIEs	$33,671	$15,726	$4,192	$554	$4,854

93	Capital One Financial Corporation (COF)

	December 31, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,800	$16,925	$0	$0	$0
Home loan securitizations(2)	0	0	211	27	873
Total securitization-related VIEs	34,800	16,925	211	27	873
Other VIEs:
Affordable housing entities	0	0	3,852	555	3,852
Entities that provide capital to low-income and rural communities	352	101	0	0	0
Other	0	0	57	0	57
Total other VIEs	352	101	3,909	555	3,909
Total VIEs	$35,152	$17,026	$4,120	$582	$4,782
__________

(1)	Represents the gross amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage (“option-ARM”) loans and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets within other assets. The carrying amount of liabilities of unconsolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitization of manufactured housing loans and other obligations. These are reported on our consolidated balance sheets within other liabilities.

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

94	Capital One Financial Corporation (COF)

The table below presents the securitization-related VIEs in which we had continuing involvement as of March 31, 2016 and December 31, 2015.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
March 31, 2016:
Securities held by third-party investors	$14,913	$1,692		$69	$765
Receivables in the trust	31,908	1,749		63	771
Cash balance of spread or reserve accounts	0	8		N/A	136
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2015:
Securities held by third-party investors	$16,166	$1,754		$74	$789
Receivables in the trust	33,783	1,814		68	794
Cash balance of spread or reserve accounts	0	8		N/A	134
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service only certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics of the underlying assets, such as net charge-off rates or delinquency rates, beyond certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of more senior interest holders.

Credit Card Loan Securitizations
We hold certain retained interests in our credit card loan securitizations and continue to service the receivables in these trusts. As of March 31, 2016 and December 31, 2015, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.7 billion and $1.8 billion as of March 31, 2016 and December 31, 2015, respectively.
We continue to service a portion of the remaining mortgage loans in these securitizations. We also retain rights to future cash flows arising from these securitizations, the most significant being certificated interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. For the mortgage loans that we continue to service, we do not consolidate the related trusts because we do not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to the trusts. For the remaining trusts, for which we no longer service the underlying mortgage loans, we do not consolidate these entities since we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.
In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement

95	Capital One Financial Corporation (COF)

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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold HELOCs in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both March 31, 2016 and December 31, 2015. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $6 million related to those interests for our non-consolidated VIEs as of both March 31, 2016 and December 31, 2015.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $771 million and $794 million as of March 31, 2016 and December 31, 2015, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. We monitor the underlying assets for trends in delinquencies and related losses, and these factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.
We also have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to the agreements totaled $13 million as of both March 31, 2016 and December 31, 2015. These agreements are recorded on our consolidated balance sheets as a component of other liabilities and our obligation under these agreements was $7 million and $8 million as of March 31, 2016 and December 31, 2015, respectively.
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt.

96	Capital One Financial Corporation (COF)

We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2016 and 2015, we recognized amortization of $98 million and $86 million, respectively, and tax credits of $113 million and $102 million, respectively, associated with these investments within income tax provision. The carrying value of our investments in these qualified affordable housing projects was $3.6 billion and $3.5 billion as of March 31, 2016 and December 31, 2015, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had a recorded liability of $1.3 billion for these unfunded commitments as of March 31, 2016, which is expected to be paid from 2016 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.8 billion and $3.9 billion as of March 31, 2016 and December 31, 2015, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.8 billion and $3.9 billion as of March 31, 2016 and December 31, 2015, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were $11.3 billion and $11.4 billion as of March 31, 2016 and December 31, 2015, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $687 million and $352 million as of March 31, 2016 and December 31, 2015, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in a trust that has a royalty interest in certain oil and gas properties, alternative energy project companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheet of $116 million and $57 million as of March 31, 2016 and December 31, 2015, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

97	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and mortgage servicing rights (“MSRs”) as of March 31, 2016 and December 31, 2015. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,492	N/A	$14,492
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,147	$(1,529)	618
Core deposit intangibles	1,391	(1,301)	90
Other(2)	375	(146)	229
Total intangible assets	3,913	(2,976)	937
Total goodwill and intangible assets	$18,405	$(2,976)	$15,429
MSRs:
Consumer MSRs(3)	$59	N/A	$59
Commercial MSRs(4)	222	$(58)	164
Total MSRs	$281	$(58)	$223

	December 31, 2015
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,480	N/A	$14,480
Intangible assets:
PCCR intangibles	2,156	$(1,467)	689
Core deposit intangibles	1,771	(1,662)	109
Other(2)	378	(135)	243
Total intangible assets	4,305	(3,264)	1,041
Total goodwill and intangible assets	$18,785	$(3,264)	$15,521
MSRs:
Consumer MSRs(3)	$68	N/A	$68
Commercial MSRs(4)	212	$(51)	161
Total MSRs	$280	$(51)	$229
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $101 million and $110 million for the three months ended March 31, 2016 and 2015, respectively.

98	Capital One Financial Corporation (COF)

Goodwill
The following table presents goodwill attributable to each of our business segments as of March 31, 2016 and December 31, 2015.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2015	$4,997	$4,600	$4,883	$14,480
Acquisitions	0	0	14	14
Other adjustments	(2)	0	0	(2)
Balance as of March 31, 2016	$4,995	$4,600	$4,897	$14,492

99	Capital One Financial Corporation (COF)

NOTE 8—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our asset and operations, consist of non-interest bearing and interest-bearing deposits, which include checking accounts, money market deposit accounts, negotiable order of withdrawals, savings deposits and time deposits.

Securitized and Unsecured Debt Obligations
In addition to our deposits, which serve as our primary funding source, we use a variety of other funding sources including short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs. The securitized debt obligations are separately presented on our consolidated balance sheets as they represent obligations of consolidated securitization trusts, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors decreased to $14.9 billion as of March 31, 2016, from $16.2 billion as of December 31, 2015, primarily driven by $1.3 billion of maturities.
Senior and Subordinated Notes
As of March 31, 2016, we had $21.7 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $237 million. As of December 31, 2015, we had $21.8 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $134 million. During the first quarter of 2016, $500 million of outstanding unsecured notes were retired. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.8 billion and $2.1 billion as of March 31, 2016 and December 31, 2015, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. The outstanding FHLB advances totaled $12.9 billion and $20.1 billion as of March 31, 2016 and December 31, 2015, respectively, substantially all of which represented long-term advances generally callable on either a one-month or a three-month basis. We did not access the Federal Reserve Discount Window for funding during 2015 or the first quarter of 2016.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2016 and December 31, 2015. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

100	Capital One Financial Corporation (COF)

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2016	December 31, 2015
Deposits:
Non-interest bearing deposits	$25,182	$25,847
Interest-bearing deposits	196,597	191,874
Total deposits	$221,779	$217,721
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$917	$981
Total short-term borrowings	$917	$981

	March 31, 2016
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2015
Long-term debt:
Securitized debt obligations(1)	2016 - 2025	0.48 - 5.75%	1.48%	$14,913	$16,166
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2016 - 2025	1.15 - 6.75	2.72	16,837	16,559
Floating unsecured senior debt	2018 - 2018	1.30 - 1.77	1.50	699	1,198
Total unsecured senior debt			2.67	17,536	17,757
Fixed unsecured subordinated debt	2016 - 2025	3.38 - 8.80	4.70	4,200	4,080
Total senior and subordinated notes				21,736	21,837
Other long-term borrowings:
FHLB advances	2016 - 2025	0.39 - 6.41	0.50	12,898	20,098
Capital lease obligations	2016 - 2035	3.09 - 12.86	4.17	33	33
Total other long-term borrowings				12,931	20,131
Total long-term debt				$49,580	$58,134
Total short-term borrowings and long-term debt				$50,497	$59,115
___________

(1)	Outstanding amount includes any fair value hedge accounting adjustments.

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2016 and 2015:

101	Capital One Financial Corporation (COF)

Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$0
FHLB advances	0	8
Total short-term borrowings	1	8
Long-term debt:
Securitized debt obligations(1)	48	33
Senior and subordinated notes(1)	106	79
Other long-term borrowings	23	7
Total long-term debt	177	119
Total interest expense on short-term borrowings and long-term debt	$178	$127
__________

(1)	Interest expense includes the impact from hedge accounting.

102	Capital One Financial Corporation (COF)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability positions and market risk exposure and limits in accordance with our market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency so we may limit our earnings and capital ratio exposures to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets, and clear eligible derivative transactions through a central clearinghouse as required under the Dodd-Frank Act. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business, and usually offset our exposure through derivative transactions with other counterparties.
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

•
Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest payments or interest receipts on some of our variable-rate assets or liabilities. We have also entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currency.

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

103	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of March 31, 2016 and December 31, 2015, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2016			December 31, 2015
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$33,767	$556	$78	$34,417	$550	$146
Cash flow hedges	37,535	677	18	30,450	167	61
Total interest rate contracts	71,302	1,233	96	64,867	717	207
Foreign exchange contracts:
Cash flow hedges	5,395	42	154	5,580	239	2
Net investment hedges	2,545	50	0	2,562	87	0
Total foreign exchange contracts	7,940	92	154	8,142	326	2
Total derivatives designated as accounting hedges	79,242	1,325	250	73,009	1,043	209
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,180	25	13	1,665	11	7
Customer accommodation	30,811	636	511	28,841	431	290
Other interest rate exposures(3)	1,873	37	19	1,519	33	10
Total interest rate contracts	33,864	698	543	32,025	475	307
Other contracts	864	0	2	882	0	4
Total derivatives not designated as accounting hedges	34,728	698	545	32,907	475	311
Total derivatives	$113,970	$2,023	$795	$105,916	$1,518	$520
Less: netting adjustment(4)		(334)	(350)		(532)	(143)
Total derivative assets/liabilities		$1,689	$445		$986	$377
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 9.2 for further information.

Offsetting of Financial Assets and Liabilities
We execute the majority of our derivative transactions and repurchase agreements under master netting arrangements. Under our existing enforceable master netting arrangements, we generally have the right to offset exposure with the same counterparty. In addition, either counterparty can generally request the net settlement of all contracts through a single payment upon default on, or termination of, any one contract. The Company offsets derivative assets and liabilities for purposes of balance sheet presentation where a right of setoff exists. As of March 31, 2016 and December 31, 2015, derivative contracts that are executed bilaterally with a counterparty in the OTC market and then novated to and cleared through a central clearinghouse are not subject to offsetting due to the uncertainty existing around an end-user’s ability to setoff derivative contracts that have been novated to a clearinghouse.

104	Capital One Financial Corporation (COF)

The following table presents as of March 31, 2016 and December 31, 2015 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2016
Derivatives assets(1)	$2,023	$(200)	$(134)	$1,689	$(5)	$1,684
As of December 31, 2015
Derivatives assets(1)	1,518	(86)	(446)	986	(156)	830

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2016
Derivatives liabilities(1)	$795	$(200)	$(150)	$445	$0	$445
Repurchase agreements(2)(3)	917	0	0	917	(917)	0
As of December 31, 2015
Derivatives liabilities(1)	520	(86)	(57)	377	0	377
Repurchase agreements(2)	969	0	0	969	(969)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of March 31, 2016 totaling $1.1 billion and $364 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2015 totaled $429 million and $314 million, respectively. These contracts were not subject to offsetting as of March 31, 2016 and December 31, 2015.

(2)	As of March 31, 2016 and December 31, 2015, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(3)
Represents customer repurchase agreements that mature the next business day. As of March 31, 2016, we pledged collateral with a fair value of $936 million under these customer repurchase agreements, which were primarily agency RMBS securities.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivatives contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivatives counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivatives contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivatives counterparties to demand additional collateralization on such derivatives instruments in a net liability position. We posted $215 million and $304 million of cash collateral as of March 31, 2016 and December 31, 2015, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post $60 million and $55 million of additional collateral as of March 31, 2016 and December 31, 2015, respectively. The fair value of derivatives instruments with credit risk-related contingent features in a net liability position was less than $1 million as of both March 31, 2016 and December 31, 2015.
Derivatives Counterparty Credit Risk
Derivatives instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivatives counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivatives assets position, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and maintain collateral

105	Capital One Financial Corporation (COF)

agreements with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties; however, since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements under Title VII of the Dodd-Frank Act. These agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $502 million and $544 million as of March 31, 2016 and December 31, 2015, respectively. We also received securities from derivatives counterparties with a fair value of $7 million and $172 million as of March 31, 2016 and December 31, 2015, respectively, which we have the ability to re-pledge.
We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivatives contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction to the derivatives asset balance was $5 million and $4 million as of March 31, 2016 and December 31, 2015, respectively. We also adjust the fair value of our derivatives liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million as of both March 31, 2016 and December 31, 2015.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2016 and 2015.
Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$208	$153
Gains (losses) recognized in earnings on hedged items	(192)	(148)
Net fair value hedge ineffectiveness gains (losses)	16	5
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	10	6
Customer accommodation	5	4
Other interest rate exposures	15	2
Total interest rate contracts	30	12
Other contracts	0	(2)
Total gains on derivatives not designated as accounting hedges	30	10
Net derivative gains (losses) recognized in earnings	$46	$15
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

106	Capital One Financial Corporation (COF)

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2016 and 2015.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$426	$210
Foreign exchange contracts	0	(5)
Subtotal	426	205
Net investment hedges:
Foreign exchange contracts	41	75
Net derivatives gains (losses) recognized in AOCI	$467	$280
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$50	$47
Foreign exchange contracts(2)	(1)	(4)
Subtotal	49	43
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	3	2
Net derivative gains (losses) recognized in earnings	$52	$45
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $173 million currently recorded in AOCI as of March 31, 2016. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of March 31, 2016. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

107	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS' EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015.
Table 10.1: Preferred Stock Issued and Outstanding

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	March 31, 2016	December 31, 2015
Series B(1)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C(1)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D(1)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F(1)	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Total								$3,294	$3,294
__________
(1)Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three months ended March 31, 2016 and 2015.
Table 10.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
Other comprehensive income (loss) before reclassifications	182	0	426	1	(13)	596
Amounts reclassified from AOCI into earnings	5	21	(49)	0	2	(21)
Net other comprehensive income (loss)	187	21	377	1	(11)	575
AOCI as of March 31, 2016	$349	$(704)	$497	$(142)	$(41)	$(41)

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive income (loss) before reclassifications	114	0	205	(84)	(1)	234
Amounts reclassified from AOCI into earnings	8	20	(43)	0	(1)	(16)
Net other comprehensive income (loss)	122	20	162	(84)	(2)	218
AOCI as of March 31, 2015	$532	$(801)	$172	$(92)	$(23)	$(212)

108	Capital One Financial Corporation (COF)

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
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three months ended March 31, 2016 and 2015.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2016	2015
Securities available for sale:
	Non-interest income	$0	$2
	Non-interest income - OTTI	(8)	(15)
	Income (loss) from continuing operations before income taxes	(8)	(13)
	Income tax provision (benefit)	(3)	(5)
	Net income (loss)	(5)	(8)
Securities held to maturity:(1)
	Interest income	(33)	(33)
	Income tax provision (benefit)	(12)	(13)
	Net income (loss)	(21)	(20)
Cash flow hedges:
Interest rate contracts:	Interest income	79	75
Foreign exchange contracts:	Interest income	(1)	0
	Non-interest income	(1)	(7)
	Income (loss) from continuing operations before income taxes	77	68
	Income tax provision (benefit)	28	25
	Net income (loss)	49	43
Other:
	Various (pension and other)	(2)	1
	Income tax provision (benefit)	0	0
	Net income (loss)	(2)	1
Total reclassifications		$21	$16
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

109	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2016 and 2015.

Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2016			2015
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$296	$109	$187	$190	$68	$122
Net changes in securities held to maturity	33	12	21	33	13	20
Net unrealized gains on cash flow hedges	600	223	377	258	96	162
Foreign currency translation adjustments(1)	26	25	1	(41)	43	(84)
Other	(17)	(6)	(11)	(4)	(2)	(2)
Other comprehensive income (loss)	$938	$363	$575	$436	$218	$218
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

110	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2016	2015
Income from continuing operations, net of tax	$1,018	$1,134
Income (loss) from discontinued operations, net of tax	(5)	19
Net income	1,013	1,153
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(6)
Preferred stock dividends	(37)	(32)
Net income available to common stockholders	$970	$1,115

Total weighted-average basic shares outstanding	523.5	550.2
Effect of dilutive securities:
Stock options	1.8	2.6
Other contingently issuable shares	1.2	1.5
Warrants(2)	1.5	2.9
Total effect of dilutive securities	4.5	7.0
Total weighted-average diluted shares outstanding	528.0	557.2

Basic earnings per common share:
Net income from continuing operations	$1.86	$2.00
Income (loss) from discontinued operations	(0.01)	0.03
Net income per basic common share	$1.85	$2.03

Diluted earnings per common share:(3)
Net income from continuing operations	$1.85	$1.97
Income (loss) from discontinued operations	(0.01)	0.03
Net income per diluted common share	$1.84	$2.00
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of March 31, 2016, there were 4.1 million warrants to purchase common stock outstanding.

(3)
Excluded from the computation of diluted earnings per share were 2.9 million shares related to options with exercise prices ranging from $63.73 to $88.81 and 2.0 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

111	Capital One Financial Corporation (COF)

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
For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring or nonrecurring basis and for estimating the fair value for financial instruments that are not recorded at fair value, see “Note 19—Fair Value Measurement” in our 2015 Form 10-K.
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

112	Capital One Financial Corporation (COF)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2016
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,966	$0	$0	$4,966
RMBS	0	27,763	505	28,268
CMBS	0	5,253	251	5,504
Other ABS	0	1,008	30	1,038
Other securities	303	2	11	316
Total securities available for sale	5,269	34,026	797	40,092
Other assets:
Consumer MSRs	0	0	59	59
Derivative assets(1)(2)	2	1,950	71	2,023
Retained interests in securitizations	0	0	201	201
Total assets	$5,271	$35,976	$1,128	$42,375
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$752	$40	$795
Total liabilities	$3	$752	$40	$795

113	Capital One Financial Corporation (COF)

	December 31, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,660	$0	$0	$4,660
RMBS	0	26,807	504	27,311
CMBS	0	5,282	97	5,379
Other ABS	0	1,340	0	1,340
Other securities	355	2	14	371
Total securities available for sale	5,015	33,431	615	39,061
Other assets:
Consumer MSRs	0	0	68	68
Derivative assets(1)(2)	2	1,459	57	1,518
Retained interests in securitizations	0	0	211	211
Total assets	$5,017	$34,890	$951	$40,858
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$491	$27	$520
Total liabilities	$2	$491	$27	$520
__________

(1)
The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty. The net derivative assets were $1.7 billion and $986 million, and the net derivative liabilities were $445 million and $377 million as of March 31, 2016 and December 31, 2015, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both March 31, 2016 and December 31, 2015. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three months ended March 31, 2016, we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

114	Capital One Financial Corporation (COF)

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2016(3)

(Dollars in millions)	Balance, January 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2016
Assets:
Securities available for sale:
RMBS	$504	$6	$(5)	$0	$0	$0	$(17)	$127	$(110)	$505	$6
CMBS	97	0	1	93	0	0	(4)	64	0	251	0
Other ABS	0	0	0	30	0	0	0	0	0	30	0
Other securities	14	0	0	0	0	0	(3)	0	0	11	0
Total securities available for sale	615	6	(4)	123	0	0	(24)	191	(110)	797	6
Other assets:
Consumer MSRs	68	(12)	0	0	0	4	(1)	0	0	59	(12)
Derivative assets(4)	57	19	0	0	0	12	(11)	0	(6)	71	19
Retained interest in securitizations	211	(10)	0	0	0	0	0	0	0	201	(10)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(27)	$(14)	$0	$0	$0	$(7)	$3	$0	$5	$(40)	$(14)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(2)	$5	$0	$(68)	$0	$(8)	$0	$(88)	$172	$0
RMBS	561	8	8	0	0	0	(13)	85	(94)	555	9
CMBS	228	0	1	0	0	0	(21)	0	(34)	174	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(37)	7	0
Other securities	18	0	0	0	0	0	0	0	0	18	0
Total securities available for sale	1,205	7	12	0	(88)	0	(42)	85	(253)	926	9
Other assets:
Consumer MSRs	53	(3)	0	0	0	4	(1)	0	0	53	(3)
Derivative assets(4)	66	11	0	0	0	9	(12)	0	(1)	73	11
Retained interest in securitization	221	2	0	0	0	0	0	0	0	223	2
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(10)	$0	$0	$0	$(7)	$12	$0	$0	$(48)	$(10)
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income, in our consolidated statements of income.

115	Capital One Financial Corporation (COF)

(2)
During the three months ended March 31, 2016 and 2015, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$505	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-15% 0-27% 0-11% 9-88%	6% 5% 4% 54%
CMBS	251	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% 0-15%	2% 2%
Other ABS	30	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1% 3%	1% 3%
Other securities	11	Discounted cash flows	Yield	1%	1%
Other assets:
Consumer MSRs	59	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	10-20% 15% 435-1,500 bps $93-$201	17% 15% 477 bps $98
Derivative assets(1)	71	Discounted cash flows	Swap rates	2%	2%
Retained interests in securitization(2)	201	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	14-83 1-12% 3-11% 1-6% 6-117%	N/A
Liabilities:
Derivative liabilities(1)	$40	Discounted cash flows	Swap rates	2%	2%

116	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$504	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-12% 0-28% 0-8% 16-85%	6% 4% 4% 55%
CMBS	97	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	3% 9%
Other securities	14	Discounted cash flows	Yield	1%	1%
Other assets:
Consumer MSRs	68	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-18% 12% 435-1,500 bps $93-$201	16% 12% 474 bps $98
Derivative assets(1)	57	Discounted cash flows	Swap rates	2%	2%
Retained interests in securitization(2)	211	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	16-75 1-13% 4-9% 2-6% 15-94%	N/A
Liabilities:
Derivative liabilities(1)	$27	Discounted cash flows	Swap rates	2%	2%
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or market accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2016 and December 31, 2015, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	March 31, 2016
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$716	$716
Loans held for sale	0	6	0	6
Other assets(1)	0	0	39	39
Total	$0	$6	$755	$761

117	Capital One Financial Corporation (COF)

	December 31, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$362	$362
Loans held for sale	0	149	0	149
Other assets(1)	0	0	92	92
Total	$0	$149	$454	$603
__________

(1)
Includes foreclosed property and repossessed assets of $39 million and long-lived assets held for sale of $0 million as of March 31, 2016, compared to foreclosed property and repossessed assets of $54 million and long-lived assets held for sale of $38 million as of December 31, 2015.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 78%, with a weighted average of 11%, and from 9% to 73%, with a weighted average of 20%, as of March 31, 2016 and December 31, 2015, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2016 and 2015:
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Loans held for investment	$(71)	$(5)
Loans held for sale	0	0
Other assets(1)	(4)	(4)
Total	$(75)	$(9)
__________

(1)	Includes losses related to foreclosed property and repossessed assets.
Fair Value of Financial Instruments
The following table is a summary of the fair value estimates for our financial instruments, excluding those financial instruments that are recorded at fair value on a recurring basis as they are included within the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” table included earlier in this Note.

118	Capital One Financial Corporation (COF)

Table 12.6: Fair Value of Financial Instruments

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,235	$5,235	$5,235	$0	$0
Restricted cash for securitization investors	960	960	960	0	0
Securities held to maturity	25,080	26,455	200	26,204	51
Net loans held for investment	222,197	224,489	0	0	224,489
Loans held for sale	1,251	1,308	0	1,308	0
Interest receivable	1,221	1,221	0	1,221	0
Other investments(1)	1,754	1,754	0	1,754	0
Financial liabilities:
Non-interest bearing deposits	$25,182	$25,182	$25,182	$0	$0
Interest-bearing deposits	196,597	192,475	0	16,336	176,139
Securitized debt obligations	14,913	14,961	0	14,961	0
Senior and subordinated notes	21,736	21,697	0	21,697	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	917	917	917	0	0
Other borrowings	12,931	12,920	0	12,920	0
Interest payable	217	217	0	217	0

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,023	$8,023	$8,023	$0	$0
Restricted cash for securitization investors	1,017	1,017	1,017	0	0
Securities held to maturity	24,619	25,317	198	25,068	51
Net loans held for investment	224,721	222,007	0	0	222,007
Loans held for sale	904	933	0	860	73
Interest receivable	1,189	1,189	0	1,189	0
Other investments(1)	2,060	2,060	0	2,060	0
Financial liabilities:
Non-interest bearing deposits	$25,847	$25,847	$25,847	$0	$0
Interest-bearing deposits	191,874	185,075	0	15,848	169,227
Securitized debt obligations	16,166	16,225	0	16,225	0
Senior and subordinated notes	21,837	22,062	0	22,062	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	981	981	0	0
Other borrowings	20,131	20,134	0	20,134	0
Interest payable	299	299	0	299	0
__________

(1)
Primarily includes our investments in Federal Home Loan Banks (“FHLB”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) stock. These investments are included in other assets on our consolidated balance sheets.

119	Capital One Financial Corporation (COF)

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

Basis of Presentation
We report the results of each of our business segments on a continuing operations basis. See “Note 2—Discontinued Operations” for a discussion of our discontinued operations. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2015 Form 10-K
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three months ended March 31, 2016 and 2015, selected balance sheet data as of March 31, 2016 and 2015, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits.

120	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,033	$1,420	$537	$66	$5,056
Non-interest income	847	191	118	8	1,164
Total net revenue (loss)	3,880	1,611	655	74	6,220
Provision (benefit) for credit losses	1,071	230	228	(2)	1,527
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	70	0	0	0	70
Core deposit intangible amortization	0	15	3	0	18
Total PCCR and core deposit intangible amortization	70	15	3	0	88
Other non-interest expense	1,793	975	319	48	3,135
Total non-interest expense	1,863	990	322	48	3,223
Income (loss) from continuing operations before income taxes	946	391	105	28	1,470
Income tax provision (benefit)	337	142	38	(65)	452
Income (loss) from continuing operations, net of tax	$609	$249	$67	$93	$1,018
Loans held for investment	$92,699	$70,591	$64,241	$82	$227,613
Deposits	0	177,803	33,383	10,593	221,779

	Three Months Ended March 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$2,666	$1,434	$461	$15	$4,576
Non-interest income	816	158	114	(17)	1,071
Total net revenue (loss)	3,482	1,592	575	(2)	5,647
Provision (benefit) for credit losses	669	206	60	0	935
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	84	0	0	0	84
Core deposit intangible amortization	0	22	4	0	26
Total PCCR and core deposit intangible amortization	84	22	4	0	110
Other non-interest expense	1,692	948	268	31	2,939
Total non-interest expense	1,776	970	272	31	3,049
Income (loss) from continuing operations before income taxes	1,037	416	243	(33)	1,663
Income tax provision (benefit)	369	150	88	(78)	529
Income (loss) from continuing operations, net of tax	$668	$266	$155	$45	$1,134
Loans held for investment	$81,754	$71,379	$50,741	$104	$203,978
Deposits	0	172,502	32,575	5,363	210,440
__________

(1)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35% with offsetting reclassifications to the Other category.

121	Capital One Financial Corporation (COF)

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
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
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with the GSE upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $41 million and $40 million as of March 31, 2016 and December 31, 2015, respectively.
We had standby letters of credit and commercial letters of credit with contractual amounts of $1.9 billion as of both March 31, 2016 and December 31, 2015. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets was $3 million as of both March 31, 2016 and December 31, 2015. These financial guarantees had expiration dates ranging from 2016 to 2025 as of March 31, 2016.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult, by the end of 2015, on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle PPI complaints covered by s.140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”) in light of the U.K. Supreme Court’s 2014 ruling in Plevin v. Paragon Personal Finance Limited (“Plevin”). The industry consultation period ended in February 2016, and we expect the FCA to issue final rules later this year.
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
Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $150 million and $176 million as of March 31, 2016 and December 31, 2015, respectively. The decrease to the reserve for the three months ended March 31, 2016 was a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of March 31, 2016 is approximately $250 million.

122	Capital One Financial Corporation (COF)

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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of March 31, 2016 and December 31, 2015:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	March 31, 2016	December 31, 2015	Total	2008	2007	2006	2005
GSEs	$2	$2	$11	$1	$4	$3	$3
Insured Securitizations	3	4	20	0	2	8	10
Uninsured Securitizations and Other	14	14	80	3	15	30	32
Total	$19	$20	$111	$4	$21	$41	$45
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

123	Capital One Financial Corporation (COF)

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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $19 billion in unpaid principal balance remains outstanding as of March 31, 2016, of which approximately $3 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.4 billion original principal balance of mortgage loans as of March 31, 2016, flat from December 31, 2015. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (All Entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
Gross new demands received	23	0	23	46
Loans repurchased/made whole	(17)	0	(1)	(18)
Demands rescinded	(21)	(115)	(1,054)	(1,190)
Open claims as of December 31, 2015	1	534	815	1,350
Gross new demands received	8	0	5	13
Loans repurchased/made whole	(1)	0	0	(1)
Demands rescinded	(2)	0	0	(2)
Open claims as of March 31, 2016	$6	$534	$820	$1,360
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

124	Capital One Financial Corporation (COF)

The following table summarizes changes in our representation and warranty reserve for the three months ended March 31, 2016 and 2015:
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Representation and warranty reserve, beginning of period	$610	$731
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(1)	1
Recorded in discontinued operations	3	(19)
Total provision (benefit) for mortgage representation and warranty losses	2	(18)
Net realized recoveries (losses)	1	(40)
Representation and warranty reserve, end of period	$613	$673
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as of March 31, 2016 and 2015:
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	March 31, 2016	December 31, 2015
Selected period-end data:
Active Insured Securitizations and GSEs	$482	$480	$27
Inactive Insured Securitizations and Others	131	130	84
Total(2)	$613	$610	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability includes an immaterial amount related to loans that were originated after 2008.
We established reserves for the $11 billion original principal balance of GSE loans, based on open claims and historic repurchase rates. We have entered into and completed repurchase or settlement agreements with respect to the majority of our repurchase exposure within this category.
Our reserves could also be impacted by any claims which may be brought by governmental agencies under the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”), the False Claims Act or other federal or state statutes. For example, GreenPoint and Capital One have received requests for information and/or subpoenas from various governmental regulators and law enforcement authorities, including members of the RMBS Working Group, relating to the origination of loans for sale to the GSEs and to RMBS participants. We are cooperating with these regulators and other authorities in responding to such requests.
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

125	Capital One Financial Corporation (COF)

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
The aggregate reserve for all three subsidiaries totaled $613 million as of March 31, 2016, compared to $610 million as of December 31, 2015. We recorded a net loss for mortgage representation and warranty losses of $2 million (which includes a benefit of $1 million before taxes in continuing operations and a loss of $3 million before taxes in discontinued operations) in the first quarter of 2016.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of March 31, 2016 is approximately $1.5 billion, a decrease from our $1.6 billion estimate at December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation. The estimate as of March 31, 2016 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
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

126	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2016 is approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental actors, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (“Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014 and argued before the court on September 28, 2015. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. These consolidated cases are in their preliminary stages, and Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks. Separate settlement and judgment sharing agreements between Capital One and MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.

127	Capital One Financial Corporation (COF)

Mortgage Repurchase Litigation
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (“U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (“First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014. Therefore, the case is now proceeding with U.S. Bank as the sole plaintiff. On May 20, 2015, Lehman Brothers Holding, Inc. (“LBHI”) filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against U.S. Bank, Syncora, and GreenPoint regarding bankruptcy proofs of claims filed by U.S. Bank and Syncora on the same securitization at issue in the U.S. Bank Litigation.
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
In July 2013, Lehman XS Trust, Series 2006-4N, by its trustee U.S. Bank, N.A. filed a lawsuit in the Southern District of New York against GreenPoint alleging breaches of representations and warranties made in certain loan sale agreements, pursuant to which GreenPoint sold mortgage loans with an original principal balance of $915 million to Lehman Brothers for securitization and sale to investors. The lawsuit (“LXS Trust Litigation”) seeks specific performance of GreenPoint’s obligation to repurchase certain allegedly breaching loans, or in the alternative, the repurchase of all loans in the trust, the award of rescissory damages, costs, fees and interest. In January 2014, the court granted GreenPoint’s motion to dismiss based on the statute of limitations, which the Second Circuit Court of Appeals affirmed in March 2016.
As noted above in the section entitled Mortgage Representation and Warranty Liabilities, the Company’s subsidiaries establish reserves with respect to representation and warranty litigation matters, where appropriate, within the Company’s overall representation and warranty reserves. Please see above for more details.
Anti-Money Laundering
Capital One has received subpoenas and requests for testimony from the New York District Attorney’s Office (“NYDA”) with respect to certain former check casher clients of the Commercial Banking business and Capital One’s anti-money laundering (“AML”) program. In early 2015, we received similar requests from the U.S. Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury. Capital One is cooperating with all agencies involved in the investigation.

128	Capital One Financial Corporation (COF)

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

129	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

130	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2016.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
January	1,350	$64.79	—	$1,250
February	7,122,601	63.51	6,667,169	1,126
March	7,492,395	69.04	7,257,104	625
Total	14,616,346	66.34	13,924,273
__________

(1)
Primarily represents repurchases of shares of common stock under the 2015 Stock Repurchase Program. Also includes 1,350 shares, 455,432 shares and 235,291 shares purchased in January, February and March, respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

131	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 04, 2016	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

132	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED MARCH 31, 2016
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.

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

12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Stephen S. Crawford.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of Stephen S. Crawford.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

133	Capital One Financial Corporation (COF)