Form 10-Q
period 2016-06-30
CAPITAL ONE FINANCIAL CORP
filed 2016-08-01
CIK 927628

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
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of July 22, 2016, there were 506,076,567 shares of the registrant’s Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of June 30, 2016 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2015 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2016, our principal subsidiaries included:

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
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with interest on deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of rewards expenses and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, auto lending and consumer home loan lending and servicing activities.

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
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). During the second quarter of 2016, we finalized purchase accounting for the HFS acquisition, and recognized approximately $9.2 billion in assets, including $8.2 billion of loans. See “Note 1—Summary of Significant Accounting Policies” of this Report and “Note 2—Business Developments” in our 2015 Form 10-K for additional information.
We had no significant acquisitions or dispositions in the first six months of 2016.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the second quarter and first six months of 2016 and 2015 and selected comparative balance sheet data as of June 30, 2016 and December 31, 2015. We also provide selected key metrics we use in evaluating our performance including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2016	2015	Change	2016	2015	Change
Income statement
Net interest income	$5,093	$4,537	12%	$10,149	$9,113	11%
Non-interest income	1,161	1,135	2	2,325	2,206	5
Total net revenue	6,254	5,672	10	12,474	11,319	10
Provision for credit losses	1,592	1,129	41	3,119	2,064	51
Non-interest expense:
Marketing	415	387	7	843	762	11
Amortization of intangibles	95	111	(14)	196	221	(11)
Operating expenses	2,785	2,809	(1)	5,479	5,373	2
Total non-interest expense	3,295	3,307	—	6,518	6,356	3
Income from continuing operations before income taxes	1,367	1,236	11	2,837	2,899	(2)
Income tax provision	424	384	10	876	913	(4)
Income from continuing operations, net of tax	943	852	11	1,961	1,986	(1)
Income (loss) from discontinued operations, net of tax	(1)	11	**	(6)	30	**
Net income	942	863	9	1,955	2,016	(3)
Dividends and undistributed earnings allocated to participating securities	(6)	(4)	50	(12)	(10)	20
Preferred stock dividends	(65)	(29)	124	(102)	(61)	67
Net income available to common stockholders	$871	$830	5	$1,841	$1,945	(5)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$1.70	$1.50	13%	$3.57	$3.49	2%
Income (loss) from discontinued operations	—	0.02	**	(0.01)	0.06	**
Net income per basic common share	$1.70	$1.52	12	$3.56	$3.55	—
Diluted earnings per common share:
Net income from continuing operations	$1.69	$1.48	14	$3.53	$3.45	2
Income (loss) from discontinued operations	—	0.02	**	(0.01)	0.06	**
Net income per diluted common share	$1.69	$1.50	13	$3.52	$3.51	—
Weighted-average common shares outstanding (in millions):
Basic	511.7	545.6	(6)%	517.6	548.0	(6)%
Diluted	516.5	552.0	(6)	522.3	554.7	(6)
Common shares outstanding (period end, in millions)	505.9	542.5	(7)	505.9	542.5	(7)
Dividends paid per common share	$0.40	$0.40	—	$0.80	$0.70	14
Tangible book value per common share (period end)(1)	57.84	52.74	10	57.84	52.74	10
Balance sheet (average balances)
Loans held for investment	$230,379	$206,337	12%	$228,557	$205,768	11%
Interest-earning assets	302,764	276,585	9	301,106	277,501	9
Total assets	334,479	307,206	9	333,197	308,295	8
Interest-bearing deposits	195,641	183,946	6	194,883	183,475	6
Total deposits	221,146	209,143	6	220,163	208,501	6
Borrowings	54,359	41,650	31	54,060	43,854	23
Common equity	45,640	44,878	2	45,711	44,727	2
Total stockholders’ equity	48,934	47,255	4	49,007	46,828	5

3	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2016	2015	Change		2016	2015	Change
Selected performance metrics
Purchase volume(2)	$78,019	$68,559	14%		$146,208	$125,942	16%
Total net revenue margin(3)	8.26%	8.20%	6	bps	8.29%	8.16%	13	bps
Net interest margin(4)	6.73	6.56	17		6.74	6.57	17
Return on average assets	1.13	1.11	2		1.18	1.29	(11)
Return on average tangible assets(5)	1.18	1.17	1		1.24	1.36	(12)
Return on average common equity(6)	7.64	7.30	34		8.08	8.56	(48)
Return on average tangible common equity (“TCE”)(7)	11.61	11.06	55		12.28	13.01	(73)
Equity-to-assets ratio(8)	14.63	15.38	(75)		14.71	15.19	(48)
Non-interest expense as a percentage of average loans held for investment(9)	5.72	6.41	(69)		5.70	6.18	(48)
Efficiency ratio(10)	52.69	58.30	(561)		52.25	56.15	(390)
Effective income tax rate from continuing operations	31.0	31.1	(10)		30.9	31.5	(60)
Net charge-offs	$1,155	$846	37%		$2,333	$1,727	35%
Net charge-off rate(11)	2.01%	1.64%	37	bps	2.04%	1.68%	36	bps

(Dollars in millions, except as noted)	June 30, 2016	December 31, 2015	Change
Balance sheet (period end)
Loans held for investment	$234,603	$229,851	2%
Interest-earning assets	307,163	302,007	2
Total assets	339,117	334,048	2
Interest-bearing deposits	195,635	191,874	2
Total deposits	221,059	217,721	2
Borrowings	59,181	59,115	—
Common equity	44,813	43,990	2
Total stockholders’ equity	48,108	47,284	2
Credit quality metrics (period end)
Allowance for loan and lease losses	$5,881	$5,130	15%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.51%	2.23%	28	bps
30+ day performing delinquency rate	2.47	2.69	(22)
30+ day delinquency rate	2.79	3.00	(21)
Capital ratios
Common equity Tier 1 capital	10.9%	11.1%	(20	)bps
Tier 1 capital	12.2	12.4	(20)
Total capital	14.4	14.6	(20)
Tier 1 leverage	10.2	10.6	(40)
Tangible common equity(12)	9.0	8.9	10
Supplementary leverage(13)	8.9	9.2	(30)
Other
Employees (in thousands), period end	46.1	45.4	2%
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table A — Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(2)
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

(5)
Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

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

4	Capital One Financial Corporation (COF)

(7)
Return on average tangible common equity is a non-GAAP measure calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity (“TCE”). Our calculation of return on average TCE may not be comparable to similarly titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(8)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(9)	Calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.

(10)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(11)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

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

**	Change is not meaningful.

5	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $942 million ($1.69 per diluted common share) on total net revenue of $6.3 billion and net income of $2.0 billion ($3.52 per diluted common share) on total net revenue of $12.5 billion for the second quarter and first six months of 2016, respectively. In comparison, we reported net income of $863 million ($1.50 per diluted common share) on total net revenue of $5.7 billion and net income of $2.0 billion ($3.51 per diluted common share) on total net revenue of $11.3 billion for the second quarter and first six months of 2015, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach including transition provisions was 10.9% and 11.1% as of June 30, 2016 and December 31, 2015, respectively. See “MD&A—Capital Management” below for additional information.
On March 11, 2015, we announced that our Board of Directors authorized the repurchase of up to $3.125 billion of shares of our common stock (“2015 Stock Repurchase Program”). On February 17, 2016, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. We completed the 2015 Stock Repurchase Program in the second quarter of 2016. Additionally, on June 29, 2016, we announced that our Board of Directors authorized the repurchase of up to $2.5 billion of shares of our common stock (“2016 Stock Repurchase Program”) from the third quarter of 2016 through the end of the second quarter of 2017. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2016. These highlights are generally based on a comparison between the results of the second quarter and first six months of 2016 and 2015, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2016 compared to our financial condition and credit performance as of December 31, 2015. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•
Earnings: Our net income increased by $79 million to $942 million in the second quarter of 2016, compared to the second quarter of 2015, and decreased by $61 million to $2.0 billion in the first six months of 2016, compared to the first six months of 2015. The increase in net income in the second quarter of 2016 was primarily due to (i) higher interest income due to growth in our credit card and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio; and (ii) higher non-interest income primarily attributable to higher net interchange fees driven by higher purchase volume, partially offset by lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016. These increases were partially offset by a higher provision for credit losses in the second quarter of 2016 compared to the second quarter of 2015 due to higher charge-offs and a larger allowance build in our credit card and auto loan portfolios due to continued loan growth and portfolio seasoning, as well as higher charge-offs in our commercial loan portfolio as a result of continued adverse industry conditions impacting our oil and gas portfolio. The decrease in net income in the first six months of 2016 was primarily due to (i) an increase in the provision for credit losses in the first six months of 2016 compared to the first six months of 2015 due to higher charge-offs and a larger allowance build in our credit card and auto loan portfolios due to continued loan growth and portfolio seasoning, as well as a larger allowance build and higher charge-offs in our commercial loan portfolio as a result of continued adverse industry conditions impacting our oil and gas and taxi medallion lending portfolios; and (ii) higher non-interest expense primarily due to higher marketing and operating expenses associated with loan growth and continued investments in technology and infrastructure. These decreases were partially offset by (i) higher interest income due to growth in our credit card and commercial loan portfolios; and (ii) higher non-interest income primarily attributable to higher net interchange fees driven by higher purchase volume, partially offset by lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.

•
Loans Held for Investment: Loans held for investment increased by $4.8 billion to $234.6 billion as of June 30, 2016 from December 31, 2015 primarily driven by growth in our auto, commercial and credit card loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and seasonal paydowns in our credit card loan portfolio. Average loans held for investment increased by $24.0 billion to $230.4 billion in the second quarter of 2016 compared to the second quarter of 2015, and increased by $22.8 billion to $228.6 billion in the first six months of 2016 compared to the first six

6	Capital One Financial Corporation (COF)

months of 2015, primarily driven by continued growth in our credit card, auto and commercial loan portfolios, including loans acquired from the HFS acquisition, partially offset by the planned run-off of our acquired home loan portfolio.

•
Net Charge-off and Delinquency Metrics: Our net charge-off rate increased by 37 basis points to 2.01% in the second quarter of 2016 compared to the second quarter of 2015, and increased by 36 basis points to 2.04% in the first six months of 2016 compared to the first six months of 2015, primarily due to growth and seasoning of recent credit card loan originations and rising losses in our oil and gas and taxi medallion lending portfolios within our Commercial Banking business. Our 30+ day delinquency rate decreased by 21 basis points to 2.79% as of June 30, 2016 from December 31, 2015 primarily due to seasonally lower delinquency inventories in our domestic card and auto loan portfolios. We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $751 million to $5.9 billion as of June 30, 2016 from December 31, 2015. The increase in the allowance for loan and lease losses was primarily driven by continued domestic card and auto loan growth and the effects of growth leading to an increasing overall loss rate, and continued adverse industry conditions impacting our oil and gas and taxi medallion lending portfolios in our Commercial Banking business. These factors also contributed to a higher allowance coverage ratio, which increased by 28 basis points to 2.51% as of June 30, 2016 from December 31, 2015.

Business Segment Financial Performance
Table 2 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the second quarter and first six months of 2016 and 2015. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2015 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the United States of America (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended June 30,
	2016				2015
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,904	62%	$484	51%	$3,478	61%	$463	55%
Consumer Banking	1,614	26	257	27	1,640	29	291	34
Commercial Banking(3)	688	11	138	15	589	11	172	20
Other(4)	48	1	64	7	(35)	(1)	(74)	(9)
Total from continuing operations	$6,254	100%	$943	100%	$5,672	100%	$852	100%

	Six Months Ended June 30,
	2016				2015
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$7,784	62%	$1,093	56%	$6,960	61%	$1,131	57%
Consumer Banking	3,225	26	506	26	3,232	29	557	28
Commercial Banking(3)	1,343	11	205	10	1,164	10	327	16
Other(4)	122	1	157	8	(37)	—	(29)	(1)
Total from continuing operations	$12,474	100%	$1,961	100%	$11,319	100%	$1,986	100%
__________

(1)	Total net revenue (loss) consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

7	Capital One Financial Corporation (COF)

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

Credit Card: Our Credit Card business generated net income from continuing operations of $484 million and $1.1 billion in the second quarter and first six months of 2016, respectively, compared to net income from continuing operations of $463 million and $1.1 billion in the second quarter and first six months of 2015, respectively. The increase in net income in the second quarter of 2016 was primarily attributable to (i) higher net interest income primarily driven by loan growth; and (ii) higher non-interest income attributable to an increase in net interchange fees driven by higher purchase volume, partially offset by a decline in service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016. These increases were partially offset by (i) higher provision for credit losses driven by higher charge-offs and a larger allowance build, both due to continued loan growth and portfolio seasoning; and (ii) higher non-interest expense due to higher operating and marketing expenses associated with loan growth as well as continuing digital investments. Net income in the first six months of 2016 was substantially flat as a result of (i) higher provision for credit losses driven by higher charge-offs and a larger allowance build, both due to continued loan growth and portfolio seasoning; and (ii) higher non-interest expense due to higher operating and marketing expenses associated with loan growth as well as continuing digital investments; offset by (i) higher net interest income primarily driven by loan growth; and (ii) higher non-interest income attributable to an increase in net interchange fees driven by higher purchase volume, partially offset by a decline in service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016. Period-end loans held for investment increased by $779 million to $96.9 billion as of June 30, 2016 from December 31, 2015, primarily due to continued loan growth in our Domestic Card business, net of expected seasonal paydowns.
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $257 million and $506 million in the second quarter and first six months of 2016, respectively, compared to net income from continuing operations of $291 million and $557 million in the second quarter and first six months of 2015, respectively. The decreases in net income were primarily attributable to (i) higher provision for credit losses primarily driven by higher charge-offs in our auto loan portfolio due to continued loan growth, portfolio seasoning and our expectation that used car auction prices will decline from current levels; (ii) higher non-interest expense largely driven by increased marketing expenses in our retail banking business and higher operating expenses driven by growth in our auto loan portfolio; and (iii) lower revenue primarily attributable to the planned run-off of our acquired home loan portfolio. Period-end loans held for investment increased by $1.0 billion to $71.4 billion as of June 30, 2016 from December 31, 2015, driven by growth in our auto loan portfolio, partially offset by the planned run-off of our acquired home loan portfolio.
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $138 million and $205 million in the second quarter and first six months of 2016, respectively, compared to net income from continuing operations of $172 million and $327 million in the second quarter and first six months of 2015, respectively. The decreases in net income were primarily attributable to (i) higher provision for credit losses due to higher charge-offs as a result of continued adverse industry conditions impacting our oil and gas portfolio, as well as a larger allowance build in the first six months of 2016 compared to the first six months of 2015 as a result of continued adverse industry conditions impacting our oil and gas and taxi medallion lending portfolios; and (ii) higher non-interest expense largely driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business. These expenses were partially offset by higher net interest income primarily driven by loan growth, including loans acquired in the HFS acquisition. Period-end loans held for investment increased by $2.9 billion to $66.2 billion as of June 30, 2016 from December 31, 2015, driven by growth across our commercial loan portfolios.

8	Capital One Financial Corporation (COF)

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “MD&A” in our 2015 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies; (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K for factors that could materially influence our results.
Total Company Expectations
We believe we are positioned to deliver attractive shareholder returns over the long term, driven by growth and sustainable returns at the higher end of banks, as well as significant capital distribution, subject to regulatory approval.
Changing customer needs and preferences in our retail deposit businesses are driving changes to the function, format and number of our branches. Like all banks, we have been optimizing the format and number of our branches to better meet our evolving customer needs and expect to accelerate these efforts in 2016. Year-to-date, we have recognized approximately $45 million of the $160 million in expected costs for 2016. These costs appear in the “Other” category rather than in the Consumer Banking business results.
In addition to these expected bank optimization costs, we also expect the net impact of Federal Deposit Insurance Corporation (“FDIC”) surcharges and premium changes to add to quarterly operating expenses beginning in the second half of 2016. Including the higher expenses associated with these two items, we still expect some improvement in our full-year 2016 efficiency ratio relative to our full-year 2015 efficiency ratio, with continuing improvement in 2017, excluding adjusting items.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2016 capital plan, our board has authorized repurchases of up to $2.5 billion of common stock through the end of the second quarter of 2017. As we completed the 2015 Stock Repurchase Program, we reduced our net share count by 8.6 million shares in the second quarter of 2016. Additionally, on June 29, 2016, we announced the 2016 Stock Repurchase Program. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
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
Commercial Banking: While competition continues to put pressure on loan terms and pricing in our Commercial Banking business, we continue to see good growth opportunities in select specialty industry verticals. Credit pressures continue to be focused in our oil and gas and taxi medallion lending portfolios.

9	Capital One Financial Corporation (COF)

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

10	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2016 and 2015. Following this section, we provide a discussion of our business segment results. You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets and interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, and other borrowings. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

11	Capital One Financial Corporation (COF)

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the second quarter and first six months of 2016 and 2015.
Table 3: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$85,974	$3,095	14.40%	$76,088	$2,648	13.92%
International credit card	8,400	325	15.48	7,977	285	14.29
Total credit card	94,374	3,420	14.50	84,065	2,933	13.96
Consumer banking	71,170	1,116	6.27	71,618	1,122	6.27
Commercial banking(3)	65,872	567	3.44	51,549	419	3.25
Other	80	45	225.00	103	57	221.36
Total loans, including loans held for sale	231,496	5,148	8.90	207,335	4,531	8.74
Investment securities	65,754	405	2.46	63,771	382	2.40
Cash equivalents and other interest-earning assets	5,514	18	1.31	5,479	24	1.75
Total interest-earning assets	302,764	5,571	7.36	276,585	4,937	7.14
Cash and due from banks	3,129			2,839
Allowance for loan and lease losses	(5,425)			(4,412)
Premises and equipment, net	3,645			3,714
Other assets	30,366			28,480
Total assets	$334,479			$307,206
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$195,641	$292	0.60	$183,946	$272	0.59
Securitized debt obligations	15,226	47	1.23	13,219	36	1.09
Senior and subordinated notes	21,717	111	2.04	20,336	80	1.57
Other borrowings and liabilities	18,255	28	0.61	8,857	12	0.54
Total interest-bearing liabilities	250,839	478	0.76	226,358	400	0.71
Non-interest-bearing deposits	25,505			25,197
Other liabilities	9,201			8,396
Total liabilities	285,545			259,951
Stockholders’ equity	48,934			47,255
Total liabilities and stockholders’ equity	$334,479			$307,206
Net interest income/spread		$5,093	6.60		$4,537	6.43
Impact of non-interest-bearing funding			0.13			0.13
Net interest margin			6.73%			6.56%

12	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$85,646	$6,166	14.40%	$75,484	$5,308	14.06%
International credit card	8,120	647	15.94	7,895	576	14.59
Total credit card	93,766	6,813	14.53	83,379	5,884	14.11
Consumer banking	70,805	2,204	6.23	71,607	2,241	6.26
Commercial banking(3)	64,878	1,107	3.41	51,505	834	3.24
Other	85	109	256.47	107	112	209.35
Total loans, including loans held for sale	229,534	10,233	8.92	206,598	9,071	8.78
Investment securities	65,455	820	2.51	63,477	788	2.48
Cash equivalents and other interest-earning assets	6,117	35	1.14	7,426	52	1.40
Total interest-earning assets	301,106	11,088	7.36	277,501	9,911	7.14
Cash and due from banks	3,244			2,965
Allowance for loan and lease losses	(5,278)			(4,391)
Premises and equipment, net	3,643			3,708
Other assets	30,482			28,512
Total assets	$333,197			$308,295
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$194,883	$575	0.59	$183,475	$543	0.59
Securitized debt obligations	15,293	95	1.24	12,396	69	1.11
Senior and subordinated notes	21,855	217	1.99	20,465	159	1.55
Other borrowings and liabilities	17,716	52	0.59	11,771	27	0.46
Total interest-bearing liabilities	249,747	939	0.75	228,107	798	0.70
Non-interest-bearing deposits	25,280			25,026
Other liabilities	9,163			8,334
Total liabilities	284,190			261,467
Stockholders’ equity	49,007			46,828
Total liabilities and stockholders’ equity	$333,197			$308,295
Net interest income/spread		$10,149	6.61		$9,113	6.44
Impact of non-interest-bearing funding			0.13			0.13
Net interest margin			6.74%			6.57%
__________

(1)
Past due fees included in interest income totaled approximately $354 million and $706 million in the second quarter and first six months of 2016, respectively, and $344 million and $697 million in the second quarter and first six months of 2015, respectively.

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

Net interest income increased by $556 million to $5.1 billion in the second quarter of 2016 compared to the second quarter of 2015, and increased by $1.0 billion to $10.1 billion in the first six months of 2016 compared to the first six months of 2015 primarily driven by growth in our credit card and commercial loan portfolios and an additional day in the first six months of 2016. Net interest margin increased by 17 basis points to 6.73% and 6.74% in the second quarter of 2016 and the first six months of 2016, respectively, primarily driven by continued growth in our credit card loan portfolio, the planned run-off of our acquired home loan

13	Capital One Financial Corporation (COF)

portfolio in our Consumer Banking business and an additional day in the first six months of 2016, partially offset by margin compression in our auto loan portfolio.
Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$487	$370	$117	$929	$750	$179
Consumer banking	(6)	(7)	1	(37)	(25)	(12)
Commercial banking(2)	148	122	26	273	226	47
Other	(12)	(13)	1	(3)	(23)	20
Total loans, including loans held for sale	617	472	145	1,162	928	234
Investment securities	23	12	11	32	24	8
Cash equivalents and other interest-earning assets	(6)	—	(6)	(17)	(8)	(9)
Total interest income	634	484	150	1,177	944	233
Interest expense:
Deposits	20	17	3	32	34	(2)
Securitized debt obligations	11	6	5	26	17	9
Senior and subordinated notes	31	6	25	58	11	47
Other borrowings and liabilities	16	14	2	25	16	9
Total interest expense	78	43	35	141	78	63
Net interest income	$556	$441	$115	$1,036	$866	$170
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

Non-Interest Income
Non-interest income primarily consists of interchange fees net of rewards expense, service charges and other customer-related fees and other non-interest income. Other non-interest income includes the pre-tax net benefit (provision) for mortgage representation and warranty losses related to continuing operations, gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness.

14	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest income for the second quarter and first six months of 2016 and 2015.
Table 5: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Interchange fees, net	$616	$567	$1,212	$1,063
Service charges and other customer-related fees	371	429	775	866
Net other-than-temporary impairment recognized in earnings	(2)	(7)	(10)	(22)
Other non-interest income:
Benefit (provision) for mortgage representation and warranty losses(1)	1	9	2	8
Net gains (losses) from the sale of investment securities	2	(1)	2	1
Net fair value gains (losses) on free-standing derivatives	22	12	52	22
Other	151	126	292	268
Total other non-interest income	176	146	348	299
Total non-interest income	$1,161	$1,135	$2,325	$2,206
__________

(1)
Represents the benefit (provision) for mortgage representation and warranty losses recorded in continuing operations. For the total impact to the net benefit (provision) for mortgage representation and warranty losses, including the portion recognized in our consolidated statements of income as a component of discontinued operations, see “MD&A—Consolidated Balance Sheets Analysis—Table 14—Changes in Representation and Warranty Reserve.”

Non-interest income increased by $26 million to $1.2 billion in the second quarter of 2016 compared to the second quarter of 2015, and increased by $119 million to $2.3 billion in the first six months of 2016 compared to the first six months of 2015, primarily driven by (i) increases in interchange fees driven by higher purchase volume in our Credit Card business; (ii) a customer rewards liability release in the first quarter of 2016 within the retail banking business related to the discontinuation of certain debit card and deposit products; and (iii) a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe. These increases were partially offset by (i) increased rewards expense in our Credit Card business due to higher purchase volume and the continued expansion of our rewards franchise; and (ii) lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.6 billion and $3.1 billion in the second quarter and first six months of 2016, respectively, compared to $1.1 billion and $2.1 billion in the second quarter and first six months of 2015, respectively. The provision for credit losses as a percentage of net interest income was 31.3% and 30.7% in the second quarter and first six months of 2016, respectively, compared to 24.9% and 22.6% in the second quarter and first six months of 2015, respectively.
The increase in the provision for credit losses in the second quarter of 2016 compared to the second quarter of 2015 was primarily driven by higher charge-offs and a larger allowance build in our credit card and auto loan portfolios due to continued loan growth and portfolio seasoning, as well as higher charge-offs in our commercial loan portfolio as a result of continued adverse industry conditions impacting our oil and gas portfolio. The increase in provision in the first six months of 2016 compared to the first six months of 2015 was primarily driven by higher charge-offs and a larger allowance build in our credit card and auto loan portfolios due to continued loan growth and portfolio seasoning, as well as higher charge-offs and a larger allowance build in our commercial loan portfolio as a result of continued adverse industry conditions impacting our oil and gas and taxi medallion lending portfolios.
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile—Summary of Allowance for Loan and Lease Losses,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K.

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Non-interest expense consists of ongoing operating expenses, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other non-interest expenses, as well as marketing costs and amortization of intangibles.
Table 6 displays the components of non-interest expense for the second quarter and first six months of 2016 and 2015.
Table 6: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Salaries and associate benefits	$1,279	$1,360	$2,549	$2,571
Occupancy and equipment	465	439	923	874
Marketing	415	387	843	762
Professional services	304	334	582	630
Communications and data processing	262	208	505	410
Amortization of intangibles	95	111	196	221
Other non-interest expense:
Collections	77	86	158	170
Fraud losses	89	74	179	141
Bankcard, regulatory and other fee assessments	129	108	236	217
Other	180	200	347	360
Other non-interest expense	475	468	920	888
Total non-interest expense	$3,295	$3,307	$6,518	$6,356
Non-interest expense was unchanged at $3.3 billion in the second quarter of 2016 compared to the second quarter of 2015, and increased by $162 million to $6.5 billion in the first six months of 2016 compared to the first six months of 2015. The increase in the first six months of 2016 was primarily due to higher marketing and operating expenses associated with loan growth and continued investments in technology and infrastructure.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Loss from discontinued operations, net of tax, was $1 million and $6 million in the second quarter and first six months of 2016, respectively, compared to income of $11 million and $30 million in the second quarter and first six months of 2015, respectively. We recorded a provision net of tax for mortgage representation and warranty reserve of $1 million ($2 million before tax) and $3 million ($5 million before tax) in the second quarter and first six months of 2016, respectively, compared to a benefit net of tax of $17 million ($27 million before tax) and $29 million ($46 million before tax) in the second quarter and first six months of 2015, respectively.
We provide additional information on the discontinued operations in “Note 2—Discontinued Operations” and on the net benefit (provision) for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “MD&A—Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 14—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provisions of $424 million (31.0% effective income tax rate) and $876 million (30.9% effective income tax rate) in the second quarter and first six months of 2016, respectively, compared to $384 million (31.1% effective income tax rate) and $913 million (31.5% effective income tax rate) in the second quarter and first six months of 2015, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.

16	Capital One Financial Corporation (COF)

The decreases in our effective income tax rate in the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, were primarily due to an increased relative benefit of tax exempt income and tax credits, partially offset by a reduced benefit of lower taxed foreign earnings and an increase in discrete tax expense.
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
Below we summarize our business segment results for the second quarter and first six months of 2016 and 2015 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance metrics as of June 30, 2016, compared to December 31, 2015. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “MD&A—Executive Summary and Business Outlook.”
Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $484 million and $1.1 billion in the second quarter and first six months of 2016, respectively, and $463 million and $1.1 billion in the second quarter and first six months of 2015, respectively.

18	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$3,045	$2,633	16%		$6,078	$5,299	15%
Non-interest income	859	845	2		1,706	1,661	3
Total net revenue(1)	3,904	3,478	12		7,784	6,960	12
Provision (benefit) for credit losses	1,261	895	41		2,332	1,564	49
Non-interest expense	1,883	1,857	1		3,746	3,633	3
Income (loss) from continuing operations before income taxes	760	726	5		1,706	1,763	(3)
Income tax provision (benefit)	276	263	5		613	632	(3)
Income (loss) from continuing operations, net of tax	$484	$463	5		$1,093	$1,131	(3)
Selected performance metrics:
Average loans held for investment(2)	$94,382	$83,901	12		$93,684	$83,244	13
Average yield on loans held for investment(3)	14.49%	13.98%	51	bps	14.55%	14.14%	41	bps
Total net revenue margin(4)	16.55	16.58	(3)		16.62	16.72	(10)
Net charge-offs	$949	$703	35%		$1,899	$1,422	34%
Net charge-off rate	4.02%	3.35%	67	bps	4.05%	3.42%	63	bps
Purchased credit card relationship (“PCCR”) intangible amortization	$67	$80	(16)%		$137	$164	(16)%
Purchase volume(5)	78,019	68,559	14		146,208	125,942	16

(Dollars in millions)	June 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$96,904	$96,125	1%
30+ day performing delinquency rate	3.15%	3.36%	(21	)bps
30+ day delinquency rate	3.18	3.40	(22)
Nonperforming loan rate	0.05	0.06	(1)
Allowance for loan and lease losses	$4,086	$3,654	12%
Allowance coverage ratio(6)	4.22%	3.80%	42	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $244 million and $472 million in the second quarter and first six months of 2016, respectively, and by $168 million and $315 million in the second quarter and first six months of 2015, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $289 million and $262 million as of June 30, 2016 and December 31, 2015, respectively.

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

(4)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period. Interest income also includes interest income on loans held for sale.

(5)	Consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(6)	Calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

19	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, and changes in financial condition and credit performance between June 30, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income increased by $412 million to $3.0 billion in the second quarter of 2016, and increased by $779 million to $6.1 billion in the first six months of 2016, primarily driven by loan growth in our Domestic Card business.

•
Non-Interest Income: Non-interest income increased by $14 million to $859 million in the second quarter of 2016, and increased by $45 million to $1.7 billion in the first six months of 2016. The increases were primarily attributable to (i) increases in interchange fees driven by higher purchase volume; and (ii) a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe; partially offset by (i) increased rewards expense due to higher purchase volume and the continued expansion of our rewards franchise; and (ii) lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.

•
Provision for Credit Losses: The provision for credit losses increased by $366 million to $1.3 billion in the second quarter of 2016, and increased by $768 million to $2.3 billion in the first six months of 2016, primarily driven by higher charge-offs and a larger allowance build, both due to continued loan growth and portfolio seasoning.

•
Non-Interest Expense: Non-interest expense increased by $26 million to $1.9 billion in the second quarter of 2016, and increased by $113 million to $3.7 billion in the first six months of 2016, due to higher marketing and operating expenses associated with loan growth as well as continuing digital investments, partially offset by a smaller build in our U.K. Payment Protection Insurance (“PPI”) Reserve recorded in the second quarter of 2016 compared to the second quarter of 2015.

•
Loans Held for Investment: Period-end loans held for investment increased by $779 million to $96.9 billion as of June 30, 2016 from December 31, 2015, primarily due to continued loan growth in our Domestic Card business, net of expected seasonal paydowns. Average loans held for investment increased by $10.5 billion to $94.4 billion in the second quarter of 2016 compared to the second quarter of 2015 and increased by $10.4 billion to $93.7 billion in the first six months of 2016 compared to the first six months of 2015, primarily due to growth across our domestic and international card loan portfolios, partially offset by the impact of foreign exchange rates in our international card loan portfolio driven by the strengthening of the U.S. dollar in the first six months of 2016.

•
Net Charge-off and Delinquency Metrics: The net charge-off rate increased by 67 basis points to 4.02% in the second quarter of 2016 compared to the second quarter of 2015, and increased by 63 basis points to 4.05% in the first six months of 2016 compared to the first six months of 2015, due to the seasoning of our domestic card portfolio growth. The 30+ day delinquency rate decreased by 22 basis points to 3.18% as of June 30, 2016 from December 31, 2015 due to seasonally lower delinquency inventories.

Domestic Card Business
Domestic Card generated net income from continuing operations of $463 million and $1.0 billion in the second quarter and first six months of 2016, respectively, compared to net income from continuing operations of $458 million and $1.1 billion in the second quarter and first six months of 2015, respectively. Over the second quarter and first six months of 2016 as well as the second quarter and first six months of 2015, Domestic Card accounted for greater than 90% of total net revenues of our Credit Card business, and greater than 90% of net income of our Credit Card business.

20	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$2,769	$2,395	16%		$5,525	$4,816	15%
Non-interest income	792	796	(1)		1,566	1,539	2
Total net revenue(1)	3,561	3,191	12		7,091	6,355	12
Provision (benefit) for credit losses	1,164	853	36		2,136	1,463	46
Non-interest expense	1,669	1,621	3		3,340	3,201	4
Income (loss) from continuing operations before income taxes	728	717	2		1,615	1,691	(4)
Income tax provision (benefit)	265	259	2		588	612	(4)
Income (loss) from continuing operations, net of tax	$463	$458	1		$1,027	$1,079	(5)
Selected performance metrics:
Average loans held for investment(2)	$85,981	$75,924	13		$85,564	$75,349	14
Average yield on loans held for investment(3)	14.40%	13.95%	45	bps	14.41%	14.09%	32	bps
Total net revenue margin(4)	16.57	16.81	(24)		16.58	16.87	(29)
Net charge-offs	$874	$650	34%		$1,761	$1,314	34%
Net charge-off rate	4.07%	3.42%	65	bps	4.12%	3.49%	63	bps
PCCR intangible amortization	$67	$80	(16)%		$137	$164	(16)%
Purchase volume(5)	71,050	62,198	14		133,667	114,223	17

(Dollars in millions)	June 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$88,581	$87,939	1%
30+ day delinquency rate	3.14%	3.39%	(25	)bps
Allowance for loan and lease losses	$3,730	$3,355	11%
Allowance coverage ratio(6)	4.21%	3.82%	39	bps
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

(5)
Consists of domestic card purchase transactions, net of returns, for the period for both loans classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(6)	Calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the second quarter of 2016 compared to the second quarter of 2015 due to higher net interest income resulting from continued loan growth, partially offset by higher provision for credit losses and higher operating and marketing expenses associated with continued loan growth, as well as continued digital investments. Net income decreased in the first six months of 2016 compared to the first six months of 2015 due to higher provision for credit losses, higher operating and marketing expenses associated with continued loan growth as well as continued investments, partially offset by higher net interest income resulting from loan growth.

21	Capital One Financial Corporation (COF)

International Card Business
International Card generated net income from continuing operations of $21 million and $66 million in the second quarter and first six months of 2016, respectively, compared to net income from continuing operations of $5 million and $52 million in the second quarter and first six months of 2015, respectively. The increases in net income were primarily due to (i) higher net interest income resulting from loan growth and higher loan yield due to changes in the product mix of the portfolio; (ii) a smaller build in our U.K. PPI Reserve in the second quarter of 2016 compared to the second quarter of 2015, which impacted both revenue and non-interest expense; and (iii) a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe. These drivers were partially offset by an increase in the provision for credit losses due to an allowance build and higher charge-offs during the second quarter and first six months of 2016 compared to allowance releases in the second quarter and first six months of 2015.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$276	$238	16%		$553	$483	14%
Non-interest income	67	49	37		140	122	15
Total net revenue	343	287	20		693	605	15
Provision (benefit) for credit losses	97	42	131		196	101	94
Non-interest expense	214	236	(9)		406	432	(6)
Income (loss) from continuing operations before income taxes	32	9	256		91	72	26
Income tax provision (benefit)	11	4	175		25	20	25
Income (loss) from continuing operations, net of tax	$21	$5	320		$66	$52	27
Selected performance metrics:
Average loans held for investment(1)	$8,401	$7,977	5		$8,120	$7,895	3
Average yield on loans held for investment(2)	15.45%	14.29%	116	bps	15.94%	14.60%	134	bps
Total net revenue margin(3)	16.32	14.36	196		17.06	15.33	173
Net charge-offs	$75	$53	42%		$138	$108	28%
Net charge-off rate	3.54%	2.65%	89	bps	3.39%	2.73%	66	bps
Purchase volume(4)	$6,969	$6,361	10%		$12,541	$11,719	7%

(Dollars in millions)	June 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(1)	$8,323	$8,186	2%
30+ day performing delinquency rate	3.24%	2.98%	26	bps
30+ day delinquency rate	3.65	3.46	19
Nonperforming loan rate	0.53	0.65	(12)
Allowance for loan and lease losses	$356	$299	19%
Allowance coverage ratio(5)	4.28%	3.66%	62	bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(2)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

(4)	Consists of international card purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.

(5)	Calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

22	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $257 million and $506 million in the second quarter and first six months of 2016, respectively, and $291 million and $557 million in the second quarter and first six months of 2015, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$1,439	$1,444	—		$2,859	$2,878	(1)%
Non-interest income	175	196	(11)%		366	354	3
Total net revenue	1,614	1,640	(2)		3,225	3,232	—
Provision (benefit) for credit losses	204	185	10		434	391	11
Non-interest expense	1,006	998	1		1,996	1,968	1
Income (loss) from continuing operations before income taxes	404	457	(12)		795	873	(9)
Income tax provision (benefit)	147	166	(11)		289	316	(9)
Income (loss) from continuing operations, net of tax	$257	$291	(12)		$506	$557	(9)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$43,605	$39,546	10		$42,784	$38,970	10
Home loan	23,835	28,251	(16)		24,308	28,869	(16)
Retail banking	3,548	3,570	(1)		3,550	3,565	—
Total consumer banking	$70,988	$71,367	(1)		$70,642	$71,404	(1)
Average yield on loans held for investment(2)	6.28%	6.27%	1	bps	6.23%	6.27%	(4	)bps
Average deposits	$176,808	$171,076	3%		$175,531	$170,339	3%
Average deposit interest rate	0.55%	0.57%	(2	)bps	0.54%	0.57%	(3	)bps
Net charge-offs	146	136	7%		329	295	12%
Net charge-off rate	0.83%	0.76%	7	bps	0.93%	0.83%	10	bps
Net charge-off rate (excluding PCI loans)(3)	1.09	1.09	—		1.24	1.19	5
Auto loan originations	$6,529	$5,433	20%		$12,373	$10,618	17%

23	Capital One Financial Corporation (COF)

(Dollars in millions)	June 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$44,502	$41,549	7%
Home loan	23,358	25,227	(7)
Retail banking	3,555	3,596	(1)
Total consumer banking	$71,415	$70,372	1
30+ day performing delinquency rate	3.56%	4.05%	(49	)bps
30+ day performing delinquency rate (excluding PCI loans)(3)	4.64	5.50	(86)
30+ day delinquency rate	4.07	4.67	(60)
30+ day delinquency rate (excluding PCI loans)(3)	5.30	6.34	(104)
Nonperforming loan rate	0.69	0.79	(10)
Nonperforming loan rate (excluding PCI loans)(3)	0.90	1.08	(18)
Nonperforming asset rate(4)	0.96	1.10	(14)
Nonperforming asset rate (excluding PCI loans)(3)(4)	0.97	1.50	(53)
Allowance for loan and lease losses	$972	$868	12%
Allowance coverage ratio(5)(6)	1.36%	1.23%	13	bps
Deposits	$176,340	$172,702	2%
Loans serviced for others	7,794	7,530	4
__________

(1)
The period-end consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) with carrying values of $16.6 billion and $18.6 billion as of June 30, 2016 and December 31, 2015, respectively. The average balance of consumer banking loans held for investment includes PCI loans of $16.9 billion and $21.3 billion in the second quarter of 2016 and 2015, respectively, and $17.5 billion and $21.9 billion in the first six months of 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

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

(4)
Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets. The nonperforming asset rate is calculated based on period-end nonperforming assets divided by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets, and is adjusted to exclude the impact of acquired REOs.

(5)	Calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

(6)
Excluding the impact of PCI home loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.44% and 1.72%, respectively, as of June 30, 2016, compared to 0.50% and 1.60%, respectively, as of December 31, 2015.

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, and changes in financial condition and credit performance between June 30, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income remained flat at $1.4 billion and $2.9 billion in the second quarter of 2016 and the first six months of 2016, respectively, as lower net interest income attributable to the planned run-off of our acquired home loan portfolio and margin compression in auto loans was partially offset by growth in our auto loan portfolio.

Consumer Banking loan yield increased by 1 basis point to 6.3% and decreased by 4 basis points to 6.2% in the second quarter and first six months of 2016, respectively, compared to the second quarter and first six months of 2015. The decrease in the first six months of 2016 was primarily driven by declining yield in our auto loan portfolio, partially offset by changes in the product mix in Consumer Banking as a result of the planned run-off of our acquired home loan portfolio and growth in our auto loan portfolio. Average yield on auto loans decreased by 42 basis points to 7.7% and decreased by 47 basis points to 7.7% in the second quarter and first six months of 2016, respectively. These decreases were primarily attributable to (i) a higher proportion of prime auto loans in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015; and (ii) continued competition that drove margin compression across the auto business. The average yield on the home loan portfolio increased by 2 basis points to 3.9% and decreased by 6 basis points to 3.8% in the second quarter and first six months of 2016, respectively.

24	Capital One Financial Corporation (COF)

•
Non-Interest Income: Non-interest income decreased by $21 million to $175 million in the second quarter of 2016, primarily attributable to a decrease in loans originated and sold within our home loan portfolio. Non-interest income increased by $12 million to $366 million in the first six months of 2016, primarily due to a customer rewards liability release in the first quarter of 2016 within the retail banking business related to the discontinuation of certain debit card and deposit products.

•
Provision for Credit Losses: The provision for credit losses increased by $19 million to $204 million in the second quarter of 2016, and increased by $43 million to $434 million in the first six months of 2016, primarily driven by higher charge-offs and a larger allowance build in our auto loan portfolio due to continued loan growth, portfolio seasoning and our expectation that used car auction prices will decline from current levels.

•
Non-Interest Expense: Non-interest expense increased by $8 million to $1.0 billion in the second quarter of 2016, and increased by $28 million to $2.0 billion in the first six months of 2016, primarily due to increased marketing expenses in our retail banking business and higher operating expenses driven by growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.0 billion to $71.4 billion as of June 30, 2016 from December 31, 2015, primarily due to growth in our auto loan portfolio, partially offset by the planned run-off of our acquired home loan portfolio. Average loans held for investment decreased by $379 million to $71.0 billion in the second quarter of 2016 compared to the second quarter of 2015, and decreased by $762 million to $70.6 billion in the first six months of 2016 compared to the first six months of 2015, primarily due to the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $3.6 billion to $176.3 billion as of June 30, 2016 from December 31, 2015, as a result of our continued focus on deposit relationships with existing customers and our ability to attract new customers.

•
Net Charge-off and Delinquency Metrics: The net charge-off rate increased by 7 basis points to 0.83% in the second quarter of 2016 compared to the second quarter of 2015, and increased by 10 basis points to 0.93% in the first six months of 2016 compared to the first six months of 2015. The increases in the net charge-off rate reflect the greater proportion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio. The 30+ day delinquency rate decreased by 60 basis points to 4.07% as of June 30, 2016 from December 31, 2015, primarily attributable to seasonally lower auto delinquency inventories.

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees and other transactions. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Commercial Banking business generated net income from continuing operations of $138 million and $205 million in the second quarter and first six months of 2016, respectively, and $172 million and $327 million in the second quarter and first six months of 2015, respectively. Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

25	Capital One Financial Corporation (COF)

Table 9: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$559	$466	20%		$1,096	$927	18%
Non-interest income	129	123	5		247	237	4
Total net revenue(1)	688	589	17		1,343	1,164	15
Provision (benefit) for credit losses(2)	128	49	161		356	109	227
Non-interest expense	343	270	27		665	542	23
Income (loss) from continuing operations before income taxes	217	270	(20)		322	513	(37)
Income tax provision (benefit)	79	98	(19)		117	186	(37)
Income (loss) from continuing operations, net of tax	$138	$172	(20)		$205	$327	(37)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$25,661	$22,853	12		$25,338	$22,985	10
Commercial and industrial	38,713	27,414	41		38,237	27,303	40
Total commercial lending	64,374	50,267	28		63,575	50,288	26
Small-ticket commercial real estate	564	709	(20)		581	735	(21)
Total commercial banking	$64,938	$50,976	27		$64,156	$51,023	26
Average yield on loans held for investment(1)(4)	3.45%	3.26%	19	bps	3.42%	3.24%	18	bps
Average deposits	$33,764	$32,778	3%		$33,920	$32,811	3%
Average deposit interest rate	0.27%	0.25%	2	bps	0.27%	0.24%	3	bps
Net charge-offs	$60	$7	**		$106	$10	**
Net charge-off rate	0.37%	0.05%	32	bps	0.33%	0.04%	29	bps

(Dollars in millions)	June 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$26,341	$25,518	3%
Commercial and industrial	39,313	37,135	6
Total commercial lending	65,654	62,653	5
Small-ticket commercial real estate	548	613	(11)
Total commercial banking	$66,202	$63,266	5
Nonperforming loan rate	1.59%	0.87%	72	bps
Nonperforming asset rate(5)	1.60	0.87	73
Allowance for loan and lease losses(2)	$821	$604	36%
Allowance coverage ratio(6)	1.24%	0.95%	29	bps
Deposits	$34,281	$34,257	—
Loans serviced for others(7)	19,083	17,643	8%
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

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $161 million as of both June 30, 2016 and December 31, 2015.

(3)
The period-end commercial banking loans held for investment include PCI loans with carrying value of $770 million and $958 million as of June 30, 2016 and December 31, 2015, respectively. The average balance of commercial banking loans held for investment includes PCI loans of $842 million and $156 million in the second quarter of 2016 and 2015, respectively, and $884 million and $163 million in the first six months of 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

26	Capital One Financial Corporation (COF)

(4)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(5)
Nonperforming assets consist of nonperforming loans, REO and other foreclosed assets. The nonperforming asset rate is calculated based on period-end nonperforming assets divided by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets, and is adjusted to exclude the impact of acquired REOs.

(6)	Calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

(7)	Represents our portfolio of loans serviced for third parties related to our multifamily finance business.

**	Change is not meaningful.
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, and changes in financial condition and credit performance between June 30, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income increased by $93 million to $559 million in the second quarter of 2016, and increased by $169 million to $1.1 billion in the first six months of 2016, primarily driven by loan growth, including loans acquired in the HFS acquisition.

•	Non-Interest Income: Non-interest income increased by $6 million to $129 million in the second quarter of 2016, and increased by $10 million to $247 million in the first six months of 2016.

•
Provision for Credit Losses: The provision for credit losses increased by $79 million to $128 million in the second quarter of 2016, and increased by $247 million to $356 million in the first six months of 2016. The increase in the second quarter of 2016 compared to the second quarter of 2015 was primarily driven by higher charge-offs due to continued adverse industry conditions impacting our oil and gas portfolio. The provision increase in the first six months of 2016 compared to the first six months of 2015 was primarily driven by higher charge-offs and a larger allowance build, both due to continued adverse industry conditions impacting our oil and gas and taxi medallion lending portfolios. See “MD&A—Table 18—Commercial Loans by Industry” for additional information about the composition of our commercial banking loan portfolio, and “Note 4—Loans” for additional information about credit metrics for our commercial banking loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $73 million to $343 million in the second quarter of 2016, and increased by $123 million to $665 million in the first six months of 2016, driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $2.9 billion to $66.2 billion as of June 30, 2016 from December 31, 2015 driven by growth across our commercial loan portfolios. Average loans held for investment increased by $14.0 billion to $64.9 billion in the second quarter of 2016 compared to the second quarter of 2015, and increased by $13.1 billion to $64.2 billion in the first six months of 2016 compared to the first six months of 2015, primarily driven by the HFS acquisition and growth across our commercial loan portfolios.

•	Deposits: Period-end deposits were flat at $34.3 billion as of June 30, 2016 compared to December 31, 2015.

•
Net Charge-off and Nonperforming Metrics: The net charge-off rate increased by 32 basis points to 0.37% in the second quarter of 2016 compared to the second quarter of 2015, and increased by 29 basis points to 0.33% in the first six months of 2016 compared to the first six months of 2015, and the nonperforming loan rate increased by 72 basis points to 1.59% as of June 30, 2016 from December 31, 2015. The increases in these rates reflect rising losses and credit risk rating downgrades in our oil and gas and taxi medallion lending portfolios.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio, asset/liability management and certain capital management activities. Other also includes (i) foreign exchange-rate fluctuations on foreign currency-denominated balances; (ii) unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; (iii) a portion of the net benefit (provision) for representation and warranty losses related to continuing operations; and (iv) offsets related to certain line-item reclassifications.

27	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Selected income statement data:
Net interest income (expense)	$50	$(6)	**	$116	$9	**
Non-interest income	(2)	(29)	(93)%	6	(46)	**
Total net revenue (loss)(1)	48	(35)	**	122	(37)	**
Provision (benefit) for credit losses	(1)	—	**	(3)	—	**
Non-interest expense	63	182	(65)	111	213	(48)%
Income (loss) from continuing operations before income taxes	(14)	(217)	(94)	14	(250)	**
Income tax provision (benefit)	(78)	(143)	(45)	(143)	(221)	(35)
Income (loss) from continuing operations, net of tax	$64	$(74)	**	$157	$(29)	**
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

**	Change is not meaningful.
Net income from continuing operations recorded in the Other category was $64 million and $157 million in the second quarter and first six months of 2016, respectively, compared to net losses from continuing operations of $74 million and $29 million in the second quarter and first six months of 2015, respectively. The increases in net income were primarily driven by (i) lower restructuring charges for severance and related benefits pursuant to our ongoing benefit programs as a result of the realignment of our workforce; and (ii) higher net interest income due to the impact of balance sheet growth and rates on treasury revenue. These increases were partially offset by (i) increased bank optimization charges; and (ii) a reduced income tax benefit as a result of higher income before taxes and increased discrete tax expense, partially offset by increased tax credits.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $5.1 billion to $339.1 billion as of June 30, 2016 from December 31, 2015 primarily attributable to an increase of $4.8 billion in loans held for investment primarily driven by growth in our auto, commercial and credit card loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and seasonal paydowns in our credit card loan portfolio. Total liabilities increased by $4.2 billion to $291.0 billion as of June 30, 2016, primarily driven by an increase in deposits generated by our Consumer Banking business. Stockholders’ equity increased by $824 million to $48.1 billion as of June 30, 2016, primarily due to our net income of $2.0 billion in the first six months of 2016 and $857 million of other comprehensive income, partially offset by $1.6 billion of share repurchases under our 2015 Stock Repurchase Program, which we completed in the second quarter of 2016, and $521 million of dividend payments.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2016. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities portfolio as of June 30, 2016 and December 31, 2015, respectively.
The fair value of our available for sale securities portfolio was $40.0 billion as of June 30, 2016, an increase of $899 million from December 31, 2015. The increase was primarily due to growth in this portfolio as purchases outpaced sales, maturities and

28	Capital One Financial Corporation (COF)

paydowns, as well as a decrease in interest rates. The fair value of our held to maturity securities portfolio was $26.8 billion as of June 30, 2016, an increase of $1.5 billion from $25.3 billion as of December 31, 2015. The increase was primarily due to lower interest rates and growth in this portfolio as purchases outpaced maturities and paydowns.
Gross unrealized gains on our available for sale securities portfolio increased to $860 million as of June 30, 2016 compared to $578 million as of December 31, 2015 and gross unrealized losses on this portfolio decreased to $94 million as of June 30, 2016 compared to $321 million as of December 31, 2015, both of which were primarily driven by a decrease in interest rates. Of the $94 million gross unrealized losses as of June 30, 2016, $64 million was related to securities that had been in a loss position for 12 months or longer. We provide information on OTTI recognized in earnings on our investment securities above in “MD&A—Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of June 30, 2016 and December 31, 2015.
Table 11: Investment Securities

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,140	$5,189	$4,664	$4,660
RMBS:
Agency(1)	24,885	25,158	24,332	24,285
Non-agency	2,516	2,857	2,680	3,026
Total RMBS	27,401	28,015	27,012	27,311
CMBS:
Agency(1)	3,587	3,628	3,690	3,664
Non-agency	1,729	1,782	1,723	1,715
Total CMBS	5,316	5,410	5,413	5,379
Other ABS(2)	1,000	1,005	1,345	1,340
Other securities(3)	337	341	370	371
Total investment securities available for sale	$39,194	$39,960	$38,804	$39,061

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$201	$199	$198
Agency RMBS	21,847	23,322	21,513	22,133
Agency CMBS	3,074	3,276	2,907	2,986
Total investment securities held to maturity	$25,120	$26,799	$24,619	$25,317
__________

(1)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”) guaranteed securities.

(2)
ABS collateralized by credit card loans constituted approximately 65% and 71% of the other ABS portfolio as of June 30, 2016 and December 31, 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 17% and 11% of the other ABS portfolio as of June 30, 2016 and December 31, 2015, respectively.

(3)	Includes foreign government bonds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of both June 30, 2016 and December 31, 2015, while approximately 4% and 5% was below investment grade as of June 30, 2016 and December 31, 2015, respectively. We categorize the credit ratings

29	Capital One Financial Corporation (COF)

of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of June 30, 2016 and December 31, 2015.
Table 12: Non-Agency Investment Securities Credit Ratings

	June 30, 2016				December 31, 2015
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,857	—	3%	97%	$3,026	—	3%	97%
Non-agency CMBS	1,782	100%	—	—	1,715	100%	—	—
Other ABS	1,005	99	1	—	1,340	99	1	—
Other securities	341	16	51	33	371	8	64	28
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unsecuritized loans and loans held in our consolidated trusts. Table 13 summarizes our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of June 30, 2016 and December 31, 2015.
Table 13: Loans Held for Investment

	June 30, 2016			December 31, 2015
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$96,904	$4,086	$92,818	$96,125	$3,654	$92,471
Consumer Banking	71,415	972	70,443	70,372	868	69,504
Commercial Banking	66,202	821	65,381	63,266	604	62,662
Other	82	2	80	88	4	84
Total	$234,603	$5,881	$228,722	$229,851	$5,130	$224,721
Loans held for investment increased by $4.8 billion to $234.6 billion as of June 30, 2016 from December 31, 2015, primarily driven by growth in our auto, commercial and credit card loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and seasonal paydowns in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased by $316 million to $1.2 billion as of June 30, 2016 from December 31, 2015. The increase was primarily driven by (i) higher originations in our multifamily finance business in our Commercial Banking business and the timing of sales of these loans; and (ii) the transfer of certain commercial loans from loans held for investment to loans held for sale, partially offset by the sale of certain domestic credit card loan portfolios.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $3.3 billion to $221.1 billion as of June 30, 2016 from December 31, 2015. The increase in deposits was primarily driven by growth in our Consumer Banking businesses as a result of our continued focus on deposit relationships with existing customers and our ability to attract new customers. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “MD&A—Liquidity Risk Profile.”

30	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations decreased to $16.1 billion as of June 30, 2016, from $16.2 billion as of December 31, 2015, as maturities exceeded debt issuances during the first six months of 2016. We provide additional information on our borrowings below in “MD&A—Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and Federal Home Loan Banks (“FHLB”) advances, totaled $43.1 billion as of June 30, 2016, of which $42.1 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $42.9 billion as of December 31, 2015, of which $42.0 billion represented long-term debt and the remainder represented short-term borrowings.
The increase in other debt of $102 million in the first six months of 2016 was primarily attributable to an increase in our FHLB advances outstanding. We provide additional information on our borrowings below in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $614 million as of June 30, 2016, compared to $610 million as of December 31, 2015.
The table below summarizes changes in our representation and warranty reserve in the second quarter and first six months of 2016 and 2015.
Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Representation and warranty reserve, beginning of period	$613	$673	$610	$731
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(1)	(9)	(2)	(8)
Recorded in discontinued operations	2	(27)	5	(46)
Total provision (benefit) for mortgage representation and warranty losses	1	(36)	3	(54)
Net realized recoveries (losses)	—	(1)	1	(41)
Representation and warranty reserve, end of period	$614	$636	$614	$636
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2016, is approximately $1.5 billion, a decline from our estimate of $1.6 billion as of December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation.

31	Capital One Financial Corporation (COF)

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
Capital Standards and Prompt Corrective Action
We are subject to capital adequacy standards adopted by the Federal Reserve, Office of the Comptroller of the Currency (“OCC”) and FDIC (collectively, the “Federal Banking Agencies”), including the capital rules that implemented the Basel III capital framework (“Final Basel III Capital Rule”) developed by the Basel Committee on Banking Supervision (“Basel Committee”). Moreover, the Banks, as insured depository institutions, are subject to Prompt Corrective Action (“PCA”) capital regulations.
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
At the end of 2012, we met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, we have undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. We entered parallel run under Advanced Approaches on January 1, 2015, during which we will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we will continue to use the Standardized Approach for purposes of meeting regulatory capital requirements. The Basel Committee has recently released proposed changes to the Basel III capital framework. There is uncertainty as to how the Federal Banking Agencies may adopt and implement those and any other potential changes in the United States capital rules and how such changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches once they become finalized.
Separately, we also disclose a non-GAAP TCE ratio in “MD&A—Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide

32	Capital One Financial Corporation (COF)

information on the calculation of this ratio in “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
Table 15 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized targets as of June 30, 2016 and December 31, 2015.
Table 15: Capital Ratios under Basel III(1)(2)

	June 30, 2016			December 31, 2015
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	10.9%	4.5%	N/A	11.1%	4.5%	N/A
Tier 1 capital(4)	12.2	6.0	6.0%	12.4	6.0	6.0%
Total capital(5)	14.4	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(6)	10.2	4.0	N/A	10.6	4.0	N/A
Supplementary leverage(7)	8.9	N/A	N/A	9.2	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	12.3%	4.5%	6.5%	12.2%	4.5%	6.5%
Tier 1 capital(4)	12.3	6.0	8.0	12.2	6.0	8.0
Total capital(5)	15.2	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(6)	10.7	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(7)	8.8	N/A	N/A	9.0	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	11.4%	4.5%	6.5%	11.8%	4.5%	6.5%
Tier 1 capital(4)	11.4	6.0	8.0	11.8	6.0	8.0
Total capital(5)	12.6	8.0	10.0	12.9	8.0	10.0
Tier 1 leverage(6)	8.2	4.0	5.0	8.8	4.0	5.0
Supplementary leverage(7)	7.4	N/A	N/A	7.9	N/A	N/A
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

(2)
Ratios as of June 30, 2016 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2016 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both June 30, 2016 and December 31, 2015.
The Final Basel III Capital Rule requires banks to maintain a capital conservation buffer of common equity Tier 1 capital of 2.5% above the regulatory minimum ratio and an incremental countercyclical capital buffer of up to 2.5% of common equity Tier 1 capital to be set at the discretion of the U.S. banking regulators (currently zero percent as of June 30, 2016). Both the capital conservation buffer and the countercyclical capital buffer (if applicable) will be phased-in over a transition period of four years commencing on January 1, 2016. The applicable combined capital conservation buffer and countercyclical capital buffer is 0.625% in 2016.

33	Capital One Financial Corporation (COF)

A common equity Tier 1 capital ratio below the regulatory minimum ratio and the combined capital conservation buffer and the countercyclical buffer (if applicable) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of June 30, 2016, the Company, COBNA and CONA are all above the combined threshold.
Additionally, banks designated as Globally Systemically Important Banks (“GSIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Final Basel III Capital Rule. We are currently not designated as a GSIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of June 30, 2016, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.
Table 16: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	June 30, 2016
Common equity Tier 1 capital under Basel III Standardized Approach	$29,486
Adjustments related to AOCI(2)	(91)
Adjustments related to intangibles(2)	(322)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$29,073
Risk-weighted assets under Basel III Standardized Approach	$269,667
Adjustments for fully phased-in Basel III Standardized Approach(3)	59
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$269,726
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(4)	10.8%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

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

Under the Final Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2015 Form 10-K for additional information. Once we exit parallel run, based on clarification of the Final Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Final Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel III Standardized Approach ratios. However, there is uncertainty whether this will remain the case in light of potential changes to the United States capital rules.
Capital Planning and Regulatory Stress Testing
On April 5, 2016, we submitted our capital plan to the Federal Reserve as part of the 2016 Comprehensive Capital Analysis and Review (“CCAR”) cycle. On June 29, 2016, the Federal Reserve informed us that they had ‘no objection’ to our CCAR 2016 Capital Plan submission. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $2.5 billion of shares of our common stock from the third quarter of 2016 through the end of the second quarter of 2017, in addition to share repurchases related to employee compensation. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2015 Form 10-K.

34	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
On July 28, 2016, the Board of Directors of the Company declared a quarterly common stock dividend of $0.40 per share. The dividend is payable on August 18, 2016 to stockholders of record at the close of the business on August 8, 2016. The Board of Directors also approved quarterly dividends on the Company’s 6.00% fixed-rate non-cumulative Series B perpetual preferred stock, the Company’s 6.25% fixed-rate non-cumulative Series C perpetual preferred stock, the Company’s 6.70% fixed-rate non-cumulative Series D perpetual preferred stock, and the Company’s 6.20% fixed-rate non-cumulative Series F perpetual preferred stock. These dividends are payable on September 1, 2016 to stockholders of record at the close of business on August 17, 2016. Based on these declarations, the Company will pay approximately $203 million in common equity dividends and approximately $37 million in total preferred dividends in the third quarter of 2016. Under the terms of the Company’s outstanding preferred stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.40 per share in the second quarter of 2016. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our Series B Preferred Stock; $15.625 per share on the outstanding shares of our Series C Preferred Stock; $16.75 per share on the outstanding shares of our Series D Preferred Stock; $27.75 per share on the outstanding shares of our Series E Preferred Stock and $15.50 per share on the outstanding shares of our Series F Preferred Stock during the second quarter of 2016.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of June 30, 2016, funds available for dividend payments from COBNA and CONA were $3.0 billion and $1.6 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2015 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $3.125 billion of shares of common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. On February 17, 2016, we announced that our Board of Directors authorized the repurchase of up to an additional $300 million of shares of common stock through the end of the second quarter of 2016 under the 2015 Stock Repurchase Program. We notified the Federal Reserve of our intention to engage in additional share repurchases and the Federal Reserve did not object. We completed the 2015 Stock Repurchase Program in the second quarter of 2016.
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

35	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Overview
We use a risk framework to provide an overall enterprise-wide approach for effectively managing risk. We execute against our risk framework with the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk.
The “First Line of Defense” is comprised of the business areas that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk. This principle places ultimate accountability for the management of risks and ownership of risk decisions with the CEO and business heads. The “Second Line of Defense” provides oversight of first line risk taking and management, and is primarily comprised of our Risk Management organization. The second line assists in determining risk appetite and the strategies, policies and structures for managing risks. The second line is both an ‘expert advisor’ to the first line and an ‘effective challenger’ of first line risk activities. The “Third Line of Defense” is comprised of our Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.
The risk framework is also used to guide design of risk programs and performance of risk activity within each risk category and across the entire enterprise. When the elements of the framework are executed effectively, we operate according to our expectations for strong risk management.
There are eight elements that comprise the risk framework:

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
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, short-term advances on syndication activity (including bridge financing transactions we have underwritten), certain operational cash balances in other financial institutions, foreign exchange transactions and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “MD&A—Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”

36	Capital One Financial Corporation (COF)

Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2015 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of June 30, 2016 and December 31, 2015. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.2 billion and $904 million as of June 30, 2016 and December 31, 2015, respectively.
Table 17: Loans Held for Investment Portfolio Composition

	June 30, 2016		December 31, 2015
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$88,581	37.8%	$87,939	38.2%
International credit card	8,323	3.5	8,186	3.6
Total credit card	96,904	41.3	96,125	41.8
Consumer Banking:
Auto	44,502	19.0	41,549	18.1
Home loan	23,358	10.0	25,227	11.0
Retail banking	3,555	1.5	3,596	1.5
Total consumer banking	71,415	30.5	70,372	30.6
Commercial Banking:
Commercial and multifamily real estate	26,341	11.2	25,518	11.1
Commercial and industrial	39,313	16.8	37,135	16.2
Total commercial lending	65,654	28.0	62,653	27.3
Small-ticket commercial real estate	548	0.2	613	0.3
Total commercial banking	66,202	28.2	63,266	27.6
Other loans	82	—	88	—
Total loans held for investment	$234,603	100.0%	$229,851	100.0%
__________

(1)	Includes installment loans of $11 million and $16 million as of June 30, 2016 and December 31, 2015, respectively.

37	Capital One Financial Corporation (COF)

Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2016 and December 31, 2015.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	June 30, 2016	December 31, 2015
Real estate	39%	39%
Healthcare	15	15
Finance and insurance	13	12
Oil and gas(2)	5	5
Business services	5	4
Public administration	4	4
Educational services	4	4
Construction and land	3	4
Retail trade	3	3
Transportation(3)	2	3
Other	7	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $2.7 billion and $3.4 billion to oil and gas companies as of June 30, 2016 and December 31, 2015, respectively. For information on our total unfunded lending commitments to extend credit see “Note 4—Loans” .

(3)	Includes our taxi medallion lending portfolio among other portfolios.
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $17.4 billion as of June 30, 2016 compared to $19.5 billion as of December 31, 2015. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
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
Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 71% and 73% of our total home loan portfolio as of June 30, 2016 and December 31, 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of ING Direct and CCB acquisitions. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming as we

38	Capital One Financial Corporation (COF)

expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents our total home loan portfolio and the break out of the PCI loans and remaining loans within our home loan portfolio by lien priority.
Table 19: Home Loans—Risk Profile by Lien Priority

	June 30, 2016
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,808	24.9%	$16,262	69.6%	$22,070	94.5%
2nd lien	992	4.2	296	1.3	1,288	5.5
Total	$6,800	29.1%	$16,558	70.9%	$23,358	100.0%

	December 31, 2015
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 20 provides a sensitivity analysis of PCI loans in our home loan portfolio as of June 30, 2016. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	June 30, 2016	Estimated Impact Increase (Decrease)
Expected cash flows	$19,899	$(49)
Accretable yield	3,368	78
Allowance for loan and lease losses	27	127
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

39	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic card loans held for investment and auto loan portfolios as of June 30, 2016, December 31, 2015 and June 30, 2015.
Table 21: Credit Score Distribution

(Percentage of portfolio)	June 30, 2016	December 31, 2015	June 30, 2015
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	65%	66%	67%
660 or below	35	34	33
Total	100%	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	51%	49%
621 - 660	17	17	17
620 or below	32	32	34
Total	100%	100%	100%
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
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify the substantial majority of domestic credit card loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

40	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of June 30, 2016 and December 31, 2015.
Table 22: 30+ Day Delinquencies

	June 30, 2016				December 31, 2015
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,780	3.14%	$2,780	3.14%	$2,985	3.39%	$2,985	3.39%
International credit card	270	3.24	304	3.65	244	2.98	283	3.46
Total credit card	3,050	3.15	3,084	3.18	3,229	3.36	3,268	3.40
Consumer Banking:
Auto	2,488	5.59	2,659	5.97	2,781	6.69	3,000	7.22
Home loan(2)	33	0.14	204	0.87	40	0.16	235	0.93
Retail banking	22	0.62	45	1.29	28	0.76	49	1.36
Total consumer banking(2)	2,543	3.56	2,908	4.07	2,849	4.05	3,284	4.67
Commercial Banking:
Commercial and multifamily real estate	17	0.06	24	0.09	34	0.13	38	0.15
Commercial and industrial	179	0.45	522	1.33	66	0.18	288	0.78
Total commercial lending	196	0.30	546	0.83	100	0.16	326	0.52
Small-ticket commercial real estate	3	0.60	11	2.08	2	0.37	6	1.04
Total commercial banking	199	0.30	557	0.84	102	0.16	332	0.52
Other loans	3	3.32	8	9.87	3	3.61	11	11.98
Total	$5,795	2.47	$6,557	2.79	$6,183	2.69	$6,895	3.00
__________

(1)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.48% and 4.64%, respectively, as of June 30, 2016, and 0.60% and 5.50%, respectively, as of December 31, 2015. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 3.00% and 5.30%, respectively, as of June 30, 2016, and 3.50% and 6.34%, respectively, as of December 31, 2015.

41	Capital One Financial Corporation (COF)

Table 23 presents an aging and geography of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loans held for investment	$234,603	100.00%	$229,851	100.00%
Delinquency status:
30 – 59 days	$2,970	1.26%	$3,069	1.33%
60 – 89 days	1,577	0.67	1,668	0.73
> 90 days	2,010	0.86	2,158	0.94
Total	$6,557	2.79%	$6,895	3.00%
Geographic region:
Domestic	$6,253	2.66%	$6,612	2.88%
International	304	0.13	283	0.12
Total	$6,557	2.79%	$6,895	3.00%
__________

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total period-end loans held for investment, including PCI loans.
Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of June 30, 2016 and December 31, 2015. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,316	1.36%	$1,500	1.56%
Consumer banking	1	0.00	—	0.00
Commercial banking	6	0.01	5	0.01
Total	$1,323	0.56	$1,505	0.65
Geographic region:
Domestic	$1,232	0.54	$1,426	0.64
International	91	1.10	79	0.96
Total	$1,323	0.56	$1,505	0.65
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed properties and repossessed assets and the net realizable value of auto loans that have been charged off as a result of a bankruptcy. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

42	Capital One Financial Corporation (COF)

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2016 and December 31, 2015. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$44	0.53%	$53	0.65%
Total credit card	44	0.05	53	0.06
Consumer Banking:
Auto	170	0.38	219	0.53
Home loan(2)	289	1.24	311	1.23
Retail banking	32	0.89	28	0.77
Total consumer banking(2)	491	0.69	558	0.79
Commercial Banking:
Commercial and multifamily real estate	26	0.10	7	0.03
Commercial and industrial	1,015	2.58	538	1.45
Total commercial lending	1,041	1.59	545	0.87
Small-ticket commercial real estate	9	1.59	5	0.83
Total commercial banking	1,050	1.59	550	0.87
Other loans	10	11.48	9	9.42
Total nonperforming loans held for investment(3)	$1,595	0.68	$1,170	0.51
Other nonperforming assets:(4)
Foreclosed property(5)	$99	0.04	$126	0.05
Other assets(6)	180	0.08	198	0.09
Total other nonperforming assets	279	0.12	324	0.14
Total nonperforming assets	$1,874	0.80	$1,494	0.65
__________

(1)
We recognized interest income for loans classified as nonperforming of $14 million in both the first six months of 2016 and 2015. Interest income foregone related to nonperforming loans was $36 million and $28 million in the first six months of 2016 and 2015, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 4.25% and 0.90%, respectively, as of June 30, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.09% and 0.83% as of June 30, 2016 and December 31, 2015, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes acquired REOs of $75 million and $101 million as of June 30, 2016 and December 31, 2015, respectively.

(6)	Includes the net realizable value of auto loans that have been charged off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

43	Capital One Financial Corporation (COF)

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2016 and 2015.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$874	4.07%	$650	3.42%	$1,761	4.12%	$1,314	3.49%
International credit card	75	3.54	53	2.65	138	3.39	108	2.73
Total credit card	949	4.02	703	3.35	1,899	4.05	1,422	3.42
Consumer Banking:
Auto	130	1.20	121	1.22	298	1.39	269	1.38
Home loan(2)	5	0.09	3	0.04	8	0.07	5	0.03
Retail banking	11	1.26	12	1.39	23	1.31	21	1.18
Total consumer banking(2)	146	0.83	136	0.76	329	0.93	295	0.83
Commercial Banking:
Commercial and multifamily real estate	(1)	(0.02)	(2)	(0.04)	(2)	(0.02)	(4)	(0.03)
Commercial and industrial	60	0.62	9	0.13	107	0.56	13	0.09
Total commercial lending	59	0.37	7	0.05	105	0.33	9	0.03
Small-ticket commercial real estate	1	0.33	0	0.15	1	0.23	1	0.32
Total commercial banking	60	0.37	7	0.05	106	0.33	10	0.04
Other loans	0	(3.06)	0	(0.79)	(1)	(3.46)	0	0.44
Total net charge-offs	$1,155	2.01	$846	1.64	$2,333	2.04	$1,727	1.68
Average loans held for investment	$230,379		$206,337		$228,557		$205,768
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs by average loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.31% and 1.09%, respectively, for the three months ended June 30, 2016, compared to 0.16% and 1.09%, respectively, for the three months ended June 30, 2015; and 0.24% and 1.24%, respectively, for the six months ended June 30, 2016, compared to 0.13% and 1.19%, respectively, for the six months ended June 30, 2015.

For information regarding management’s expectations of net charge-offs, see “MD&A—Business Segment Expectations.”

44	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of June 30, 2016 and December 31, 2015. It excludes loan modifications that do not meet the definition of a TDR and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$649	31.5%	$666	36.7%
Consumer banking:
Auto	494	24.0	488	26.8
Home loan	235	11.4	229	12.6
Retail banking	40	2.0	42	2.3
Total consumer banking	769	37.4	759	41.7
Commercial banking	641	31.1	392	21.6
Total	$2,059	100.0%	$1,817	100.0%
Status of TDRs:
Performing	$1,461	71.0%	$1,367	75.2%
Nonperforming	598	29.0	450	24.8
Total	$2,059	100.0%	$1,817	100.0%
In the Credit Card business, the majority of our credit card loans modified in TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The interest rate in effect immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. In some cases, the interest rate on a credit card account automatically increases due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, likely resulting in any loan outstanding reflected in the appropriate delinquency category, and charged off in accordance with our standard charge-off policy.
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

45	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $3.0 billion and $2.5 billion as of June 30, 2016 and December 31, 2015, respectively. Modified TDR loans accounted for $2.1 billion and $1.8 billion of impaired loans as of June 30, 2016 and December 31, 2015, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
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
Our allowance for loan and lease losses increased by $751 million to $5.9 billion as of June 30, 2016 from December 31, 2015. The allowance coverage ratio increased by 28 basis points to 2.51% as of June 30, 2016 from December 31, 2015. The increase in the allowance for loan and lease losses was primarily driven by continued domestic card and auto loan growth and the effects of growth leading to an increasing overall loss rate, and continued adverse industry conditions impacting our oil and gas and taxi medallion lending portfolios in our Commercial Banking business.
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the second quarter and first six months of 2016 and 2015, and details by portfolio segment the provision for credit losses, charge-offs and recoveries recognized in our consolidated statements of income.

46	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of March 31, 2016	$3,440	$345	$3,785	$772	$64	$78	$914	$714	$3	$5,416
Provision (benefit) for loan and lease losses	1,164	97	1,261	191	(1)	14	204	185	(1)	1,649
Charge-offs	(1,102)	(113)	(1,215)	(227)	(7)	(14)	(248)	(64)	(1)	(1,528)
Recoveries	228	38	266	97	2	3	102	4	1	373
Net charge-offs	(874)	(75)	(949)	(130)	(5)	(11)	(146)	(60)	—	(1,155)
Other changes(1)	—	(11)	(11)	—	—	—	—	(18)	—	(29)
Balance as of June 30, 2016	3,730	356	4,086	833	58	81	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of March 31, 2016	—	—	—	—	—	8	8	218	—	226
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(57)	—	(57)
Balance as of June 30, 2016	—	—	—	—	—	8	8	161	—	169
Combined allowance and reserve as of June 30, 2016	$3,730	$356	$4,086	$833	$58	$89	$980	$982	$2	$6,050

	Six Months Ended June 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	2,136	196	2,332	405	(4)	32	433	356	(3)	3,118
Charge-offs	(2,225)	(212)	(2,437)	(496)	(12)	(31)	(539)	(112)	(2)	(3,090)
Recoveries	464	74	538	198	4	8	210	6	3	757
Net charge-offs	(1,761)	(138)	(1,899)	(298)	(8)	(23)	(329)	(106)	1	(2,333)
Other changes(1)	—	(1)	(1)	—	—	—	—	(33)	—	(34)
Balance as of June 30, 2016	3,730	356	4,086	833	58	81	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	—	—	1
Balance as of June 30, 2016	—	—	—	—	—	8	8	161	—	169
Combined allowance and reserve as of June 30, 2016	$3,730	$356	$4,086	$833	$58	$89	$980	$982	$2	$6,050

47	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2015
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of March 31, 2015	$2,824	$306	$3,130	$697	$68	$61	$826	$444	$5	$4,405
Provision (benefit) for loan and lease losses	853	42	895	168	—	17	185	35	—	1,115
Charge-offs	(890)	(98)	(988)	(203)	(5)	(17)	(225)	(11)	(2)	(1,226)
Recoveries	240	45	285	82	2	5	89	4	2	380
Net charge-offs	(650)	(53)	(703)	(121)	(3)	(12)	(136)	(7)	—	(846)
Other changes(1)	(9)	11	2	—	—	—	—	—	—	2
Balance as of June 30, 2015	3,018	306	3,324	744	65	66	875	472	5	4,676
Reserve for unfunded lending commitments:
Balance as of March 31, 2015	—	—	—	—	—	7	7	114	—	121
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	14	—	14
Balance as of June 30, 2015	—	—	—	—	—	7	7	128	—	135
Combined allowance and reserve as of June 30, 2015	$3,018	$306	$3,324	$744	$65	$73	$882	$600	$5	$4,811

	Six Months Ended June 30, 2015
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$2,878	$326	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	1,463	101	1,564	352	8	31	391	87	—	2,042
Charge-offs	(1,814)	(196)	(2,010)	(436)	(9)	(30)	(475)	(20)	(5)	(2,510)
Recoveries	500	88	588	167	4	9	180	10	5	783
Net charge-offs	(1,314)	(108)	(1,422)	(269)	(5)	(21)	(295)	(10)	—	(1,727)
Other changes(1)	(9)	(13)	(22)	—	—	—	—	—	—	(22)
Balance as of June 30, 2015	3,018	306	3,324	744	65	66	875	472	5	4,676
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	—	—	—	—	—	7	7	106	—	113
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	22	—	22
Balance as of June 30, 2015	—	—	—	—	—	7	7	128	—	135
Combined allowance and reserve as of June 30, 2015	$3,018	$306	$3,324	$744	$65	$73	$882	$600	$5	$4,811
__________

(1)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

48	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of June 30, 2016 and December 31, 2015.

Table 29: Allowance Coverage Ratios

	June 30, 2016	December 31, 2015
Total allowance coverage ratio:
Allowance for loan and lease losses as a % of loans held for investment	2.51%	2.23%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	132.52	111.81
Consumer banking (30+ day delinquent loans)	33.39	26.42
Commercial banking (nonperforming loans)	78.19	109.76
__________

(1)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans held for investment within the specified loan category.

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
Table 30 below presents the composition of our liquidity reserves as of June 30, 2016 and December 31, 2015.
Table 30: Liquidity Reserves

(Dollars in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$7,149	$8,023
Investment securities available for sale, at fair value	39,960	39,061
Investment securities held to maturity, at fair value	26,799	25,317
Total investment securities portfolio(1)(2)	66,759	64,378
FHLB borrowing capacity secured by loans	26,313	30,661
Outstanding FHLB advances and letters of credit secured by loans	(20,659)	(20,514)
Investment securities encumbered for Public Funds and others	(10,411)	(10,602)
Total liquidity reserves	$69,151	$71,946
__________

(1)	The weighted-average life of our securities was approximately 5.0 years and 5.8 years as of June 30, 2016 and December 31, 2015, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.2 billion and $1.7 billion as of June 30, 2016 and December 31, 2015, respectively. We also pledged securities held to maturity with a carrying value of $8.5 billion and $8.7 billion as of June 30, 2016 and December 31, 2015, respectively.

Our liquidity reserves decreased by $2.8 billion to $69.2 billion as of June 30, 2016 from December 31, 2015. This decrease was primarily attributable to reduced FHLB borrowing capacity due to the exclusion of certain loans pledged. See “MD&A—Risk Management” in our 2015 Form 10-K for additional information on our management of liquidity risk.
We are subject to the Final Liquidity Coverage Rules (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016, and then on a daily basis thereafter. The minimum LCR standard is phased in as follows: 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. At June 30, 2016, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations,

49	Capital One Financial Corporation (COF)

as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.
Borrowing Capacity
We filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We also filed a new shelf registration statement with the SEC on January 12, 2016, which expires in January 2019 and allows us to periodically offer and sell up to $23 billion of securitized debt obligations.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $26.3 billion as of June 30, 2016, of which $5.7 billion was still available to us to borrow as of June 30, 2016. We pledged loan collateral with an outstanding balance of $31.2 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $886 million and $884 million as of June 30, 2016 and December 31, 2015, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $9.9 billion as of June 30, 2016. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2015 or the first six months of 2016.
Funding
The Company’s primary source of funding comes from deposits, which provide us with a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the issuance of senior and subordinated notes, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of securitized debt obligations, the issuance of brokered deposits, the federal funds purchased and other borrowings. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.
Deposits
Table 31 provides the composition of deposits as of June 30, 2016 and December 31, 2015, as well as a comparison of average balances, interest expense and average deposit rates for the three and six months ended June 30, 2016 and 2015.
Table 31: Deposit Composition and Average Deposit Rates

(Dollars in millions)	June 30, 2016	December 31, 2015
Non-interest-bearing deposits	$25,424	$25,847
Interest-bearing checking accounts(1)	45,268	44,720
Saving deposits(2)	136,401	134,075
Time deposits less than $100,000	10,756	10,347
Total core deposits	217,849	214,989
Time deposits of $100,000 or more	2,556	1,889
Foreign time deposits(3)	654	843
Total deposits	$221,059	$217,721

50	Capital One Financial Corporation (COF)

	Three Months Ended June 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate
Interest-bearing checking accounts(1)	$45,786	$55	0.48%	$42,974	$52	0.48%
Saving deposits(2)	136,067	198	0.58	132,332	196	0.59
Time deposits less than $100,000	10,640	30	1.13	5,571	14	1.01
Total interest-bearing core deposits	192,493	283	0.59	180,877	262	0.58
Time deposits of $100,000 or more	2,467	9	1.46	2,023	9	1.78
Foreign time deposits(3)	681	—	—	1,046	1	0.38
Total interest-bearing deposits	$195,641	$292	0.60	$183,946	$272	0.59

	Six Months Ended June 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate
Interest-bearing checking accounts(1)	$45,882	$110	0.48%	$42,644	$103	0.49%
Saving deposits(2)	135,372	389	0.57	131,958	387	0.59
Time deposits less than $100,000	10,597	59	1.12	5,727	31	1.09
Total interest-bearing core deposits	191,851	558	0.58	180,329	521	0.58
Time deposits of $100,000 or more	2,339	16	1.39	2,116	20	1.88
Foreign time deposits(3)	693	1	0.34	1,030	2	0.34
Total interest-bearing deposits	$194,883	$575	0.59	$183,475	$543	0.59
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of both June 30, 2016 and December 31, 2015.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $11.8 billion and $12.0 billion as of June 30, 2016 and December 31, 2015, respectively.
The FDIC limits the acceptance of brokered deposits by “well-capitalized” insured depository institutions and, with a waiver from the FDIC, by “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both June 30, 2016 and December 31, 2015. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations, and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit. Substantially all of our long-term FHLB advances are structured with either a one-month or a three-month call option at our discretion.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, increased by $18 million to $999 million as of June 30, 2016 from December 31, 2015.

51	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $48 million to $58.2 billion as of June 30, 2016 from December 31, 2015, as issuances slightly outpaced maturities.
Table 32 displays the maturity profile, based on contractual maturities, of our long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of June 30, 2016, and the outstanding balances as of December 31, 2015.
Table 32: Contractual Maturity Profile of Outstanding Long-Term Debt

	June 30, 2016
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2015
Securitized debt obligations	$4,979	$5,018	$3,016	$1,641	$1,131	$345	$16,130	$16,166
Senior and subordinated notes:
Unsecured senior debt	2,631	3,955	4,670	1,026	—	5,341	17,623	17,757
Fixed unsecured subordinated debt	1,008	—	—	323	—	2,918	4,249	4,080
Total senior and subordinated notes	3,639	3,955	4,670	1,349	—	8,259	21,872	21,837
Other long-term borrowings:
FHLB advances	31	11	3	—	750	19,352	20,147	20,098
Capital lease obligations	1	1	1	1	1	28	33	33
Total other long-term borrowings	32	12	4	1	751	19,380	20,180	20,131
Total long-term debt(1)	$8,650	$8,985	$7,690	$2,991	$1,882	$27,984	$58,182	$58,134
Percentage of total	15%	16%	13%	5%	3%	48%	100%	100%
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net addition of $57 million and a net reduction of $224 million as of June 30, 2016 and December 31, 2015, respectively.

We provide additional information on our short-term borrowings and long-term debt under “MD&A—Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “MD&A—Consolidated Balance Sheets Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”
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
Table 33 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2016 and December 31, 2015.
Table 33: Senior Unsecured Debt Credit Ratings

	June 30, 2016			December 31, 2015
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of July 28, 2016, Moody’s, S&P and Fitch have us on a stable outlook.

52	Capital One Financial Corporation (COF)

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
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure is related to the funding of our non-dollar net investments in our International Card business in the U.K. and Canada. Changes in foreign exchange rates affect the value of non-dollar-denominated equity invested in our foreign operations and impact our AOCI and related capital ratios. Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations results in translation risk in AOCI. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency-denominated intercompany borrowings. In the third quarter of 2014, we began using foreign currency derivative contracts as net investment hedges to manage our AOCI exposure. We apply hedge accounting to both intercompany funding hedges and net investment hedges.
In regard to our non-dollar-denominated equity, we measure our total exposure by regularly tracking the equity value of our net equity invested in our U.K. and Canadian operations . We apply a 30% U.S. dollar appreciation shock against each of our Great British pound (“GBP”) and Canadian dollar (“CAD”) net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures were 1.4 billion GBP as of both June 30, 2016 and December 31, 2015, and 751 million CAD and 686 million CAD as of June 30, 2016 and December 31, 2015, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current market risk management policies include the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $119.8 billion as of June 30, 2016, compared to $105.9 billion as of December 31, 2015, driven by an increase in our hedging activities.

53	Capital One Financial Corporation (COF)

Market Risk Measurement
We have risk management policies and limits established by our market risk management policies and approved by the Board of Directors. Our objective is to manage our asset and liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analysis to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and the impact of changes in foreign exchange rates on our non-dollar-denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008, the rate remained in a target range of 0% to 0.25% until December 2015, and then increased to a range of 0.25% to 0.50% in the first quarter of 2016, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month base-line interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above.
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

54	Capital One Financial Corporation (COF)

During the second quarter of 2016, we updated our projected deposit re-pricing assumptions as part of our regular evaluation and assessment of the assumptions and models used to measure our interest rate risk sensitivity. This update reduced our estimated asset sensitivity as shown in our projected base-line net interest income measure and had a minor impact to our economic value of equity measures.
Table 34 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity, calculated under both our revised and previous methodologies described above, as of June 30, 2016 and December 31, 2015.
Table 34: Interest Rate Sensitivity Analysis

	Previous Methodology			Revised Methodology
	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2016	March 31, 2016	December 31, 2015
Estimated impact on projected base-line net interest income
+200 basis points	3.8%	3.5%	2.6%	1.7%	1.3%	0.3%
+100 basis points	2.5	2.2	1.6	1.9	1.5	0.8
+50 basis points	1.7	1.4	0.9	1.4	1.2	0.6
–50 basis points	(2.0)	(2.1)	(1.6)	(1.9)	(1.9)	(1.4)
Estimated impact on economic value of equity
+200 basis points	(0.1)%	(2.6)%	(5.2)%	0.3%	(3.0)%	(4.8)%
+100 basis points	1.8	0.2	(1.5)	1.8	(0.1)	(1.3)
+50 basis points	1.4	0.6	(0.4)	1.4	0.4	(0.3)
–50 basis points	(2.8)	(1.7)	(0.6)	(2.6)	(1.4)	(0.6)
Our projected net interest income and economic value of equity sensitivity measures were within our policy limits as of June 30, 2016 and December 31, 2015. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

SUPERVISION AND REGULATION
Customer Due Diligence Requirements for Financial Institutions
On May 11, 2016, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network issued a final rule entitled “Customer Due Diligence Requirements for Financial Institutions” with an effective date of July 11, 2016 and a full compliance date of May 11, 2018 for all covered financial institutions, including Capital One.  The rule made customer due diligence a required, stand-alone part of the anti-money laundering programs financial institutions must maintain under the Bank Secrecy Act.  For these purposes, the term “customer due diligence” refers to customer identification and verification, beneficial ownership identification and verification, understanding the nature and purpose of customer relationships to develop a customer risk profile, ongoing monitoring for reporting suspicious transactions, and on a risk-basis, maintaining and updating customer information.

55	Capital One Financial Corporation (COF)

Market Risk Capital Rule
The market risk capital rule supplements both the general risk-based capital rules and the Basel III Advanced Approaches rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading activities. The rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. We will begin calculating capital using the market risk capital rule for positions covered by such rule in the third quarter of 2016. We do not expect that this change will have any material impact on our risk-based capital ratios.
We provide additional information on our Supervision and Regulation in our 2015 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2016 under “Part I—Item 1. Business—Supervision and Regulation” and “MD&A—Supervision and Regulation,” respectively.

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

•	the amount and rate of deposit growth;

56	Capital One Financial Corporation (COF)

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	changes in retail distribution strategies and channels, including in the behavior and expectations of our customers;

•	any significant disruption in our operations or technology platform, including security failures or breaches on our business;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

•	our ability to control costs;

•	the effectiveness of our risk management strategies;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	the extensive use of models in our business, including those to aggregate and assess various risk exposures and estimate certain financial values;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.
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

57	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
We report certain non-GAAP measures that management uses in assessing its capital adequacy and the level of return generated. These non-GAAP measures are individually identified and calculations are explained in footnotes below the table. These metrics are considered key financial performance measures for the Company. We believe they provide useful insight to investors and users of our financial information in assessing the results of the Company.
The table below provide the details of the calculation of our non-GAAP measures and regulatory capital. While some of our non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies.
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions)	June 30, 2016	December 31, 2015
Period End Tangible Common Equity
Period end stockholders’ equity	$48,108	$47,284
Goodwill and intangible assets(1)	(15,553)	(15,701)
Noncumulative perpetual preferred stock(2)	(3,294)	(3,294)
Tangible common equity	$29,261	$28,289
Quarterly Average Tangible Common Equity
Average stockholders' equity	$48,934	$48,712
Average goodwill and intangible assets(1)	(15,585)	(15,316)
Average noncumulative perpetual preferred stock(2)	(3,294)	(3,294)
Average tangible common equity	$30,055	$30,102
Period End Tangible Assets
Period end assets	$339,117	$334,048
Goodwill and intangible assets(1)	(15,553)	(15,701)
Tangible assets	$323,564	$318,347
Quarterly Average Tangible Assets
Average assets	$334,479	$323,354
Average goodwill and intangible assets(1)	(15,585)	(15,316)
Average tangible assets	$318,894	$308,038
Non-GAAP Ratio
TCE(3)	9.0%	8.9%
Capital Ratios
Common equity Tier 1 capital(4)	10.9%	11.1%
Tier 1 capital(5)	12.2	12.4
Total capital(6)	14.4	14.6
Tier 1 leverage(7)	10.2	10.6
Supplementary leverage(8)	8.9	9.2
Regulatory Capital Metrics
Risk-weighted assets	$269,667	$265,739
Average assets for Tier 1 leverage ratio	319,968	309,037
Total leverage exposure for supplementary leverage ratio	369,536	357,794

58	Capital One Financial Corporation (COF)

(Dollars in millions)	June 30, 2016	December 31, 2015
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$44,572	$44,606
Adjustments:
AOCI(9)(10)	332	(254)
Goodwill(1)	(14,296)	(14,296)
Intangible assets(1)(10)	(483)	(393)
Other	(639)	(119)
Common equity Tier 1 capital	29,486	29,544
Tier 1 capital instruments(2)	3,294	3,294
Additional Tier 1 capital adjustments	—	—
Tier 1 capital	32,780	32,838
Tier 2 capital instruments	2,582	2,654
Qualifying allowance for loan and lease losses	3,404	3,346
Additional Tier 2 capital adjustments	1	—
Tier 2 capital	5,987	6,000
Total capital(11)	$38,767	$38,838
__________

(1)	Includes impact of related deferred taxes.

(2)	Includes related surplus.

(3)	Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(4)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(5)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(6)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(7)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Amounts presented are net of tax.

(10)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 40% for 2015 and 60% for 2016.

(11)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

59	Capital One Financial Corporation (COF)

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
2016 Stock Repurchase Program: On June 29, 2016, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock from the third quarter of 2016 through the end of the second quarter of 2017.
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
Exchange Act: The Securities Exchange Act of 1934.

60	Capital One Financial Corporation (COF)

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

61	Capital One Financial Corporation (COF)

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
Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.

62	Capital One Financial Corporation (COF)

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
Variable Interest Entity (“VIE”): An entity that (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional financial support from other parties; (ii) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (iii) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or return.

63	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed security
AFS: Available for sale
AOCI: Accumulated other comprehensive income
ARM: Adjustable rate mortgage
ASC: Accounting Standards Codification
BHC: Bank holding company
bps: Basis points
CAD: Canadian dollar
CCAR: Comprehensive Capital Analysis and Review
CDE: Community development entities
CECL: Current expected credit loss
CIFG: CIFG Assurance North America, Inc. (“U.S. Bank Litigation”)
CMBS: Commercial mortgage-backed securities
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CVG: Corporate Valuations Group
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
FFIEC: Federal Financial Institutions Examination Council
FHLB: Federal Home Loan Banks
FHFA: Federal Housing Finance Agency
FICO: Fair Isaac Corporation (credit rating)
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act
Fitch: Fitch Ratings
FOS: Financial Ombudsman Service
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GBP: Great British pound
GDP: Gross domestic product
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
GSIB: Globally systemically important banks
HELOCs: Home equity lines of credit
HFI: Held For Investment
HFS: Healthcare Financial Services
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights
MVG: Model Validation Group

64	Capital One Financial Corporation (COF)

NOW: Negotiable order of withdrawal
OCC: Office of the Comptroller of the Currency
OFAC: Office of Foreign Assets Control
OTC: Over-the-counter
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
REO: Real estate owned
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

65	Capital One Financial Corporation (COF)

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2016	2015	2016	2015
Interest income:
Loans, including loans held for sale	$5,148	$4,531	$10,233	$9,071
Investment securities	405	382	820	788
Other	18	24	35	52
Total interest income	5,571	4,937	11,088	9,911
Interest expense:
Deposits	292	272	575	543
Securitized debt obligations	47	36	95	69
Senior and subordinated notes	111	80	217	159
Other borrowings	28	12	52	27
Total interest expense	478	400	939	798
Net interest income	5,093	4,537	10,149	9,113
Provision for credit losses	1,592	1,129	3,119	2,064
Net interest income after provision for credit losses	3,501	3,408	7,030	7,049
Non-interest income:
Service charges and other customer-related fees	371	429	775	866
Interchange fees, net	616	567	1,212	1,063
Total other-than-temporary impairment	(1)	(12)	(12)	(21)
Less: Portion of other-than-temporary impairment recorded in AOCI	(1)	5	2	(1)
Net other-than-temporary impairment recognized in earnings	(2)	(7)	(10)	(22)
Other	176	146	348	299
Total non-interest income	1,161	1,135	2,325	2,206
Non-interest expense:
Salaries and associate benefits	1,279	1,360	2,549	2,571
Occupancy and equipment	465	439	923	874
Marketing	415	387	843	762
Professional services	304	334	582	630
Communications and data processing	262	208	505	410
Amortization of intangibles	95	111	196	221
Other	475	468	920	888
Total non-interest expense	3,295	3,307	6,518	6,356
Income from continuing operations before income taxes	1,367	1,236	2,837	2,899
Income tax provision	424	384	876	913
Income from continuing operations, net of tax	943	852	1,961	1,986
Income (loss) from discontinued operations, net of tax	(1)	11	(6)	30
Net income	942	863	1,955	2,016
Dividends and undistributed earnings allocated to participating securities	(6)	(4)	(12)	(10)
Preferred stock dividends	(65)	(29)	(102)	(61)
Net income available to common stockholders	$871	$830	$1,841	$1,945
Basic earnings per common share:
Net income from continuing operations	$1.70	$1.50	$3.57	$3.49
Income (loss) from discontinued operations	0.00	0.02	(0.01)	0.06
Net income per basic common share	$1.70	$1.52	$3.56	$3.55
Diluted earnings per common share:
Net income from continuing operations	$1.69	$1.48	$3.53	$3.45
Income (loss) from discontinued operations	0.00	0.02	(0.01)	0.06
Net income per diluted common share	$1.69	$1.50	$3.52	$3.51
Dividends paid per common share	$0.40	$0.40	$0.80	$0.70
See Notes to Consolidated Financial Statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net income	$942	$863	$1,955	$2,016
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	136	(166)	323	(44)
Net changes in securities held to maturity	25	27	46	47
Net unrealized gains (losses) on cash flow hedges	143	(81)	520	81
Foreign currency translation adjustments	(30)	35	(29)	(49)
Other	8	0	(3)	(2)
Other comprehensive income (loss), net of tax	282	(185)	857	33
Comprehensive income	$1,224	$678	$2,812	$2,049

See Notes to Consolidated Financial Statements.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,253	$3,407
Interest-bearing deposits with banks	3,840	4,577
Federal funds sold and securities purchased under agreements to resell	56	39
Total cash and cash equivalents	7,149	8,023
Restricted cash for securitization investors	265	1,017
Securities available for sale, at fair value	39,960	39,061
Securities held to maturity, at carrying value	25,120	24,619
Loans held for investment:
Unsecuritized loans held for investment	202,778	196,068
Loans held in consolidated trusts	31,825	33,783
Total loans held for investment	234,603	229,851
Allowance for loan and lease losses	(5,881)	(5,130)
Net loans held for investment	228,722	224,721
Loans held for sale, at lower of cost or fair value	1,220	904
Premises and equipment, net	3,556	3,584
Interest receivable	1,236	1,189
Goodwill	14,495	14,480
Other assets	17,394	16,450
Total assets	$339,117	$334,048

Liabilities:
Interest payable	$301	$299
Deposits:
Non-interest-bearing deposits	25,424	25,847
Interest-bearing deposits	195,635	191,874
Total deposits	221,059	217,721
Securitized debt obligations	16,130	16,166
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	999	981
Senior and subordinated notes	21,872	21,837
Other borrowings	20,180	20,131
Total other debt	43,051	42,949
Other liabilities	10,468	9,629
Total liabilities	291,009	286,764
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 3,375,000 shares issued and outstanding as of both June 30, 2016 and December 31, 2015)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 650,649,996 and 648,317,395 shares issued as of June 30, 2016 and December 31,2015, respectively, 505,924,989 and 527,259,920 shares outstanding as of June 30, 2016 and December 31,2015, respectively)	7	6
Additional paid-in capital, net	29,786	29,655
Retained earnings	28,479	27,045
Accumulated other comprehensive income (loss)	241	(616)
Treasury stock, at cost (par value $.01 per share; 144,725,007 and 121,057,475 shares as of June 30, 2016 and December 31, 2015, respectively)	(10,405)	(8,806)
Total stockholders’ equity	48,108	47,284
Total liabilities and stockholders’ equity	$339,117	$334,048
See Notes to Consolidated Financial Statements.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	3,375,000	$0	648,317,395	$6	$29,655	$27,045	$(616)	$(8,806)	$47,284
Comprehensive income (loss)						1,955	857		2,812
Dividends—common stock			40,138	0	3	(419)			(416)
Dividends—preferred stock						(102)			(102)
Purchases of treasury stock								(1,599)	(1,599)
Issuances of common stock and restricted stock, net of forfeitures			2,272,263	1	63				64
Exercise of stock options, tax effects of exercises and restricted stock vesting			20,200	0	(13)				(13)
Compensation expense for restricted stock awards, restricted stock units and stock options					78				78
Balance as of June 30, 2016	3,375,000	$0	650,649,996	$7	$29,786	$28,479	$241	$(10,405)	$48,108

See Notes to Consolidated Financial Statements.

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Operating activities:
Income from continuing operations, net of tax	$1,961	$1,986
Income (loss) from discontinued operations, net of tax	(6)	30
Net income	1,955	2,016
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,119	2,064
Depreciation and amortization, net	1,207	1,012
Net gain on sales of securities available for sale	(2)	(1)
Impairment losses on securities available for sale	10	22
Gain on sales of loans held for sale	(57)	(39)
Stock plan compensation expense	90	124
Other	(10)	0
Loans held for sale:
Originations and purchases	(3,264)	(3,784)
Proceeds from sales and paydowns	3,133	3,562
Changes in operating assets and liabilities:
Changes in interest receivable	(48)	26
Changes in other assets	(335)	(707)
Changes in interest payable	2	8
Changes in other liabilities	754	(20)
Net cash from discontinued operations	14	65
Net cash from operating activities	6,568	4,348
Investing activities:
Securities available for sale:
Purchases	(6,887)	(6,035)
Proceeds from paydowns and maturities	3,737	3,963
Proceeds from sales	2,699	2,313
Securities held to maturity:
Purchases	(1,612)	(2,233)
Proceeds from paydowns and maturities	1,109	1,067
Loans:
Net changes in loans held for investment	(8,271)	(3,783)
Principal recoveries of loans previously charged off	757	783
Purchases of premises and equipment	(324)	(229)
Net cash from other investing activities	(126)	(317)
Net cash from investing activities	(8,918)	(4,471)
Financing activities:
Deposits and borrowings:
Changes in restricted cash for securitization investors	752	(19)
Changes in deposits	3,331	3,228
Issuance of securitized debt obligations	1,920	2,319
Maturities and paydowns of securitized debt obligations	(2,044)	(175)
Issuance of senior and subordinated notes and long-term FHLB advances	14,950	13,042
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(15,401)	(2,641)
Changes in other short-term borrowings	18	(15,192)
Common stock:
Net proceeds from issuances	$64	$53
Dividends paid	(416)	(385)
Preferred stock:
Net proceeds from issuances	0	988
Dividends paid	(102)	(61)
Purchases of treasury stock	(1,599)	(1,188)
Proceeds from share-based payment activities	3	68
Net cash from financing activities	1,476	37
Changes in cash and cash equivalents	(874)	(86)
Cash and cash equivalents at beginning of the period	8,023	7,242
Cash and cash equivalents at end of the period	$7,149	$7,156
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$435	$229
Interest paid	937	853
Income tax paid	1,072	715

See Notes to Consolidated Financial Statements.

71	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2016, our principal subsidiaries included:

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
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). During the second quarter of 2016, we finalized purchase accounting. Including post-closing purchase price adjustments during the first six months of 2016, total cash consideration for the acquisition was $9.0 billion, including $180 million of cash acquired, and we recognized approximately $9.2 billion in assets, primarily consisting of $8.2 billion in loans, $134 million in intangible assets and $518 million in goodwill.
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
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). All significant intercompany account balances and transactions have been eliminated.
New Accounting Standards Adopted
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the Financial Accounting Standards Board (“FASB”) issued revised guidance for evaluating whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance also removed the indefinite deferral of specialized guidance for certain investment funds. We adopted the guidance effective in the first quarter of 2016 on a modified retrospective basis. Our adoption of this guidance did not have an impact on our financial condition, results of operations or liquidity. See “Note 6—Variable Interest Entities and Securitizations” for information regarding our involvement with VIEs.
Recently Issued but Not Yet Adopted Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance requires an impairment model (known as the current expected credit loss [“CECL”] model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model applies to loans held for investment, securities held to maturity, lease receivables, financial guarantee contracts and certain unconditional loan commitments. The CECL model will replace our current accounting for purchased credit-impaired (“PCI”) and impaired loans. The guidance also amends the available for sale (“AFS”) debt securities other-than-temporary impairments (“OTTI”) model. Credit losses (and subsequent recoveries) on AFS debt securities will be recorded through an allowance approach, rather than the current U.S. GAAP practice of permanent write-downs for credit losses and accreting positive changes through interest income over time. This guidance will be effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019. We are currently assessing the potential impact on our consolidated financial statements.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued revised guidance for the recognition, measurement and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates, most notably that (i) deferred by one year the effective date for revenue recognition guidance to January 1, 2018, with early adoption permitted effective January 1, 2017; (ii) clarified its guidance for performing the principle-versus-agent analysis; and (iii) clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. We do not plan to early adopt the guidance. We are currently assessing the potential impact of this new guidance on our consolidated financial statements and which transition method we plan to elect.

72	Capital One Financial Corporation (COF)

NOTE 2—DISCONTINUED OPERATIONS
Our discontinued operations consist of the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”) and the manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Although the manufactured housing operations were sold to a third party in 2004 prior to our acquisition of North Fork, we acquired certain retained interests and obligations related to those operations as part of the acquisition. Separately, in the third quarter of 2007 we closed the mortgage origination operations of the wholesale mortgage banking unit. The results of both the wholesale banking unit and the manufactured housing operations have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statements of income. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations for the second quarter and first six months of 2016 and 2015:
Table 2.1: Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Non-interest income (expense), net	$(2)	$18	$(10)	$48
Income (loss) from discontinued operations before income taxes	(2)	18	(10)	48
Income tax provision (benefit)	(1)	7	(4)	18
Income (loss) from discontinued operations, net of tax	$(1)	$11	$(6)	$30
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets which primarily consisted of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. We also have contingent obligations to exercise certain mandatory clean-up calls associated with securitization transactions undertaken by the discontinued GreenPoint Credit, LLC manufactured housing operations in the event the third party servicer does not fulfill its obligation to exercise these clean-up calls. See “Note 6—Variable Interest Entities and Securitizations” for information related to our retained interests and obligations associated with GreenPoint Credit, LLC manufactured housing operations, and see “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

73	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities as of June 30, 2016 and December 31, 2015, respectively.
The table below presents the overview of our investment securities portfolio as of June 30, 2016 and December 31, 2015.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	June 30, 2016	December 31, 2015
Securities available for sale, at fair value	$39,960	$39,061
Securities held to maturity, at carrying value	25,120	24,619
Total investment securities	$65,080	$63,680
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2016 and December 31, 2015.
Table 3.2: Investment Securities Available for Sale

	June 30, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,140	$49	$0	$5,189
RMBS:
Agency(2)	24,885	330	(57)	25,158
Non-agency	2,516	355	(14)	2,857
Total RMBS	27,401	685	(71)	28,015
CMBS:
Agency(2)	3,587	59	(18)	3,628
Non-agency	1,729	56	(3)	1,782
Total CMBS	5,316	115	(21)	5,410
Other ABS(3)	1,000	5	0	1,005
Other securities(4)	337	6	(2)	341
Total investment securities available for sale	$39,194	$860	$(94)	$39,960

74	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,664	$5	$(9)	$4,660
RMBS:
Agency(2)	24,332	165	(212)	24,285
Non-agency	2,680	368	(22)	3,026
Total RMBS	27,012	533	(234)	27,311
CMBS:
Agency(2)	3,690	21	(47)	3,664
Non-agency	1,723	16	(24)	1,715
Total CMBS	5,413	37	(71)	5,379
Other ABS(3)	1,345	1	(6)	1,340
Other securities(4)	370	2	(1)	371
Total investment securities available for sale	$38,804	$578	$(321)	$39,061
__________

(1)
Includes non-credit-related OTTI that is recorded in accumulated other comprehensive income (“AOCI”) of $14 million and $22 million as of June 30, 2016 and December 31, 2015, respectively. All of this amount is related to non-agency RMBS.

(2)	Includes Federal National Mortgage Corporation (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”) guaranteed securities.

(3)
ABS collateralized by credit card loans constituted approximately 65% and 71% of the other ABS portfolio as of June 30, 2016 and December 31, 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 17% and 11% of the other ABS portfolio as of June 30, 2016 and December 31, 2015, respectively.

(4)	Includes foreign government bonds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of June 30, 2016 and December 31, 2015.
Table 3.3: Investment Securities Held to Maturity

	June 30, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$2	$0	$201
Agency RMBS	22,828	(981)	21,847	1,478	(3)	23,322
Agency CMBS	3,173	(99)	3,074	202	0	3,276
Total investment securities held to maturity	$26,200	$(1,080)	$25,120	$1,682	$(3)	$26,799

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$(1)	$198
Agency RMBS	22,561	(1,048)	21,513	692	(72)	22,133
Agency CMBS	3,012	(105)	2,907	87	(8)	2,986
Total investment securities held to maturity	$25,772	$(1,153)	$24,619	$779	$(81)	$25,317
__________

(1)
Certain investment securities were transferred from the available for sale category to the held to maturity category in 2013. This amount represents the unrealized holding gain or loss at the date of transfer, net of any subsequent accretion. Any bonds purchased into the securities held to maturity portfolio rather than transferred, will not have unrealized losses recognized in AOCI.

75	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015.
Table 3.4: Securities in a Gross Unrealized Loss Position

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1	$0	$0	$0	$1	$0
RMBS:
Agency	3,894	(24)	3,168	(33)	7,062	(57)
Non-agency	136	(2)	271	(12)	407	(14)
Total RMBS	4,030	(26)	3,439	(45)	7,469	(71)
CMBS:
Agency	435	(2)	857	(16)	1,292	(18)
Non-agency	202	(1)	145	(2)	347	(3)
Total CMBS	637	(3)	1,002	(18)	1,639	(21)
Other ABS	122	0	14	0	136	0
Other securities	91	(1)	20	(1)	111	(2)
Total investment securities available for sale in a gross unrealized loss position	$4,881	$(30)	$4,475	$(64)	$9,356	$(94)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$3,096	$(9)	$1	$0	$3,097	$(9)
RMBS:
Agency	12,025	(110)	4,420	(102)	16,445	(212)
Non-agency	355	(10)	155	(12)	510	(22)
Total RMBS	12,380	(120)	4,575	(114)	16,955	(234)
CMBS:
Agency	1,352	(9)	1,148	(38)	2,500	(47)
Non-agency	739	(13)	330	(11)	1,069	(24)
Total CMBS	2,091	(22)	1,478	(49)	3,569	(71)
Other ABS	825	(5)	255	(1)	1,080	(6)
Other securities	250	0	19	(1)	269	(1)
Total investment securities available for sale in a gross unrealized loss position	$18,642	$(156)	$6,328	$(165)	$24,970	$(321)
As of June 30, 2016, the amortized cost of approximately 510 securities available for sale exceeded their fair value by $94 million, of which $64 million related to securities that had been in a loss position for 12 months or longer. As of June 30, 2016, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $19 million, or 20%, of total gross

76	Capital One Financial Corporation (COF)

unrealized losses on securities available for sale. As of June 30, 2016, the carrying value of approximately 10 securities classified as held to maturity exceeded their fair value by $3 million.
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
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2016.
Table 3.5: Contractual Maturities of Securities Available for Sale

	June 30, 2016
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$541	$542
Due after 1 year through 5 years	5,220	5,271
Due after 5 years through 10 years	2,476	2,531
Due after 10 years(1)	30,957	31,616
Total	$39,194	$39,960
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	June 30, 2016
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$199	$201
Due after 5 years through 10 years	1,329	1,452
Due after 10 years	23,592	25,146
Total	$25,120	$26,799
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

77	Capital One Financial Corporation (COF)

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of June 30, 2016.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	June 30, 2016
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$202	$4,043	$944	$0	$5,189
RMBS:
Agency	410	20,474	4,274	0	25,158
Non-agency	11	793	1,658	395	2,857
Total RMBS	421	21,267	5,932	395	28,015
CMBS:
Agency	75	1,647	1,906	0	3,628
Non-agency	148	575	1,059	0	1,782
Total CMBS	223	2,222	2,965	0	5,410
Other ABS	213	735	57	0	1,005
Other securities	198	29	0	114	341
Total securities available for sale	$1,257	$28,296	$9,898	$509	$39,960
Amortized cost of securities available for sale	$1,260	$27,922	$9,549	$463	$39,194
Weighted-average yield for securities available for sale(1)	1.41%	2.00%	3.36%	7.44%	2.37%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$199	$0	$0	$199
Agency RMBS	80	6,248	12,698	2,821	21,847
Agency CMBS	0	133	2,468	473	3,074
Total securities held to maturity	$80	$6,580	$15,166	$3,294	$25,120
Fair value of securities held to maturity	$79	$6,877	$16,206	$3,637	$26,799
Weighted-average yield for securities held to maturity(1)	3.79%	2.54%	2.54%	3.37%	2.65%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of June 30, 2016, for any securities with unrealized losses recorded in AOCI, we do not intend to sell nor believe that we will be required to sell these securities prior to recovery of their amortized cost.
For those securities that we do not intend to sell nor expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit-related factors or whether it is due to other factors, such as interest rates. Credit-related impairment

78	Capital One Financial Corporation (COF)

is recognized in earnings, with the remaining unrealized non-credit-related impairment recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three and six months ended June 30, 2016 and 2015 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Credit loss component, beginning of period	$204	$190	$199	$175
Additions:
Initial credit impairment	1	0	1	5
Subsequent credit impairment	1	2	7	12
Total additions	2	2	8	17
Reductions due to payoffs, disposals, transfers and other	(2)	0	(3)	0
Credit loss component, end of period	$204	$192	$204	$192
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and six months ended June 30, 2016 and 2015. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Realized gains (losses):
Gross realized gains	$3	$8	$6	$17
Gross realized losses	(1)	(9)	(4)	(16)
Net realized gains (losses)	2	(1)	2	1
OTTI recognized in earnings:
Credit-related OTTI	(2)	(2)	(8)	(17)
Intent-to-sell OTTI	0	(5)	(2)	(5)
Total OTTI recognized in earnings	(2)	(7)	(10)	(22)
Net securities gains (losses)	$0	$(8)	$(8)	$(21)
Total proceeds from sales	$776	$971	$2,699	$2,313
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”) and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.2 billion and $1.7 billion as of June 30, 2016 and December 31, 2015, respectively. We also pledged securities held to maturity with a carrying value of $8.5 billion and $8.7 billion as of June 30, 2016 and December 31, 2015, respectively. Of the total securities pledged as collateral, we have encumbered $10.4 billion and $10.6 billion as of June 30, 2016 and December 31, 2015, respectively, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $15 million and $172 million as of June 30, 2016 and December 31, 2015, respectively, primarily related to our derivative transactions.

79	Capital One Financial Corporation (COF)

Acquired Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the acquired credit-impaired debt securities as of June 30, 2016 and December 31, 2015.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	June 30, 2016	December 31, 2015
Outstanding balance	$3,108	$3,285
Carrying value	2,365	2,480
Changes in Accretable Yield of Acquired Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities for the three and six months ended June 30, 2016.
Table 3.11: Changes in the Accretable Yield of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Accretable yield, beginning of period	$1,245	$1,237
Accretion recognized in earnings	(53)	(107)
Reduction due to payoffs, disposals, transfers and other	(2)	(2)
Net reclassifications from nonaccretable difference	47	109
Accretable yield, end of period	$1,237	$1,237

80	Capital One Financial Corporation (COF)

NOTE 4—LOANS
Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto, home and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of June 30, 2016 and December 31, 2015. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$85,801	$936	$619	$1,225	$2,780	$0	$88,581
International credit card	8,019	119	69	116	304	0	8,323
Total credit card	93,820	1,055	688	1,341	3,084	0	96,904
Consumer Banking:
Auto	41,843	1,725	764	170	2,659	0	44,502
Home loan	6,596	35	16	153	204	16,558	23,358
Retail banking	3,480	18	7	20	45	30	3,555
Total consumer banking	51,919	1,778	787	343	2,908	16,588	71,415
Commercial Banking:
Commercial and multifamily real estate	26,287	10	7	7	24	30	26,341
Commercial and industrial	38,051	121	92	309	522	740	39,313
Total commercial lending	64,338	131	99	316	546	770	65,654
Small-ticket commercial real estate	537	4	2	5	11	0	548
Total commercial banking	64,875	135	101	321	557	770	66,202
Other loans	74	2	1	5	8	0	82
Total loans(2)	$210,688	$2,970	$1,577	$2,010	$6,557	$17,358	$234,603
% of Total loans	89.81%	1.26%	0.67%	0.86%	2.79%	7.40%	100.00%

81	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$84,954	$906	$658	$1,421	$2,985	$0	$87,939
International credit card	7,903	110	67	106	283	0	8,186
Total credit card	92,857	1,016	725	1,527	3,268	0	96,125
Consumer Banking:
Auto	38,549	1,901	880	219	3,000	0	41,549
Home loan	6,465	41	18	176	235	18,527	25,227
Retail banking	3,514	21	8	20	49	33	3,596
Total consumer banking	48,528	1,963	906	415	3,284	18,560	70,372
Commercial Banking:
Commercial and multifamily real estate	25,449	34	0	4	38	31	25,518
Commercial and industrial	35,920	51	34	203	288	927	37,135
Total commercial lending	61,369	85	34	207	326	958	62,653
Small-ticket commercial real estate	607	3	1	2	6	0	613
Total commercial banking	61,976	88	35	209	332	958	63,266
Other loans	77	2	2	7	11	0	88
Total loans(2)	$203,438	$3,069	$1,668	$2,158	$6,895	$19,518	$229,851
% of Total loans	88.51%	1.33%	0.73%	0.94%	3.00%	8.49%	100.00%
__________

(1)	Includes installment loans of $11 million and $16 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Loans are presented net of unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $926 million and $989 million as of June 30, 2016 and December 31, 2015, respectively.

We pledge loan collateral at the FHLB to secure borrowing capacity. The outstanding balance of the pledged loans totaled $31.2 billion and $36.9 billion as of June 30, 2016 and December 31, 2015, respectively.
Table 4.2 presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of June 30, 2016 and December 31, 2015.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	June 30, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,225	N/A	$1,421	N/A
International credit card	91	$44	79	$53
Total credit card	1,316	44	1,500	53
Consumer Banking:
Auto	0	170	0	219
Home loan	0	289	0	311
Retail banking	1	32	0	28
Total consumer banking	1	491	0	558

82	Capital One Financial Corporation (COF)

	June 30, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$0	$26	$0	$7
Commercial and industrial	6	1,015	5	538
Total commercial lending	6	1,041	5	545
Small-ticket commercial real estate	0	9	0	5
Total commercial banking	6	1,050	5	550
Other loans	0	10	0	9
Total	$1,323	$1,595	$1,505	$1,170
% of Total loans	0.56%	0.68%	0.65%	0.51%
__________

(1)
Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from loans reported as 90 days or more past due and accruing interest as well as nonperforming loans. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on our policies for nonperforming loans.

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
The table below displays the geographic profile of our credit card loan portfolio as of June 30, 2016 and December 31, 2015. We also present net charge-offs for the three and six months ended June 30, 2016 and 2015.
Table 4.3: Credit Card Risk Profile by Geographic Region

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$10,199	10.5%	$10,029	10.5%
Texas	6,493	6.7	6,344	6.6
New York	6,451	6.7	6,446	6.7
Florida	5,849	6.0	5,712	5.9
Illinois	4,111	4.2	4,121	4.3
Pennsylvania	3,707	3.8	3,764	3.9
Ohio	3,324	3.4	3,371	3.5
New Jersey	3,190	3.3	3,210	3.3
Michigan	2,898	3.0	2,922	3.0
Other	42,359	43.8	42,020	43.8
Total domestic credit card	88,581	91.4	87,939	91.5
International credit card:
Canada	5,312	5.5	4,889	5.1
United Kingdom	3,011	3.1	3,297	3.4
Total international credit card	8,323	8.6	8,186	8.5
Total credit card	$96,904	100.0%	$96,125	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.

83	Capital One Financial Corporation (COF)

Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$874	4.07%	$650	3.42%	$1,761	4.12%	$1,314	3.49%
International credit card	75	3.54	53	2.65	138	3.39	108	2.73
Total credit card	$949	4.02	$703	3.35	$1,899	4.05	$1,422	3.42
__________

(1)
Net charge-offs consist of the unpaid principal balance that we determine to be uncollectible, net of recovered amounts. The net charge-off rate is calculated for each loan category by dividing annualized net charge-offs by average balance of loans held for investment for the period. Net charge-offs and the net charge-off rate are impacted periodically by fluctuations in recoveries, including loan sales.

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
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of June 30, 2016 and December 31, 2015, as well as net charge-offs for the three and six months ended June 30, 2016 and 2015.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,847	8.2%	$5,463	7.8%
California	5,065	7.1	4,611	6.5
Florida	3,673	5.1	3,315	4.7
Georgia	2,359	3.3	2,245	3.2
Louisiana	2,024	2.8	1,882	2.7
Illinois	1,952	2.7	1,859	2.6
Ohio	1,844	2.6	1,738	2.5
Other	21,738	30.5	20,436	29.0
Total auto	44,502	62.3	41,549	59.0
Home loan:
California	5,406	7.6	5,884	8.4
New York	2,054	2.9	2,171	3.1
Maryland	1,480	2.0	1,539	2.2
Illinois	1,365	1.9	1,490	2.1
Virginia	1,281	1.8	1,354	1.9
New Jersey	1,197	1.7	1,293	1.8
Louisiana	1,043	1.5	1,146	1.6
Other	9,532	13.3	10,350	14.8
Total home loan	23,358	32.7	25,227	35.9

84	Capital One Financial Corporation (COF)

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	$1,042	1.5%	$1,071	1.5%
New York	919	1.3	921	1.3
Texas	753	1.1	757	1.1
New Jersey	243	0.3	259	0.4
Maryland	186	0.3	180	0.3
Virginia	150	0.2	151	0.2
Other	262	0.3	257	0.3
Total retail banking	3,555	5.0	3,596	5.1
Total consumer banking	$71,415	100.0%	$70,372	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$130	1.20%	$121	1.22%	$298	1.39%	$269	1.38%
Home loan(2)	5	0.09	3	0.04	8	0.07	5	0.03
Retail banking	11	1.26	12	1.39	23	1.31	21	1.18
Total consumer banking(2)	$146	0.83	$136	0.76	$329	0.93	$295	0.83

	June 30, 2016		December 31, 2015
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$170	0.38%	$219	0.53%
Home loan(4)	289	1.24	311	1.23
Retail banking	32	0.89	28	0.77
Total consumer banking(4)	$491	0.69	$558	0.79
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs by average balance of loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.31% and 1.09%, respectively, for the three months ended June 30, 2016, compared to 0.16% and 1.09%, respectively, for the three months ended June 30, 2015; and 0.24% and 1.24%, respectively, for the six months ended June 30, 2016, compared to 0.13% and 1.19%, respectively, for the six months ended June 30, 2015.

(3)	Calculated for each loan category by dividing nonperforming loans by period-end loans held for investment.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 4.25% and 0.90%, respectively, as of June 30, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

85	Capital One Financial Corporation (COF)

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
The following table presents the distribution of our home loan portfolio as of June 30, 2016 and December 31, 2015, based on selected key risk characteristics.
Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2016
	Loans		PCI Loans(3)		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2007	$2,327	9.9%	$8,239	35.3%	$10,566	45.2%
2008	144	0.6	2,577	11.1	2,721	11.7
2009	90	0.4	1,286	5.5	1,376	5.9
2010	89	0.4	1,894	8.1	1,983	8.5
2011	159	0.7	2,087	8.9	2,246	9.6
2012	1,139	4.9	329	1.4	1,468	6.3
2013	511	2.2	67	0.3	578	2.5
2014	622	2.7	33	0.1	655	2.8
2015	1,096	4.7	32	0.1	1,128	4.8
2016	623	2.6	14	0.1	637	2.7
Total	$6,800	29.1%	$16,558	70.9%	$23,358	100.0%
Geographic concentration:(4)
California	$869	3.7%	$4,537	19.4%	$5,406	23.1%
New York	1,275	5.5	779	3.3	2,054	8.8
Maryland	548	2.3	932	4.0	1,480	6.3
Illinois	96	0.4	1,269	5.4	1,365	5.8
Virginia	455	1.9	826	3.6	1,281	5.5
New Jersey	355	1.5	842	3.6	1,197	5.1
Louisiana	1,018	4.4	25	0.1	1,043	4.5
Florida	152	0.7	880	3.8	1,032	4.5
Arizona	88	0.4	900	3.8	988	4.2
Washington	116	0.5	703	3.0	819	3.5
Other	1,828	7.8	4,865	20.9	6,693	28.7
Total	$6,800	29.1%	$16,558	70.9%	$23,358	100.0%
Lien type:
1st lien	$5,808	24.9%	$16,262	69.6%	$22,070	94.5%
2nd lien	992	4.2	296	1.3	1,288	5.5
Total	$6,800	29.1%	$16,558	70.9%	$23,358	100.0%
Interest rate type:
Fixed rate	$2,961	12.7%	$2,042	8.7%	$5,003	21.4%
Adjustable rate	3,839	16.4	14,516	62.2	18,355	78.6
Total	$6,800	29.1%	$16,558	70.9%	$23,358	100.0%

86	Capital One Financial Corporation (COF)

	December 31, 2015
	Loans		PCI Loans(3)		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2007	$2,559	10.1%	$8,956	35.5%	$11,515	45.6%
2008	157	0.6	2,866	11.4	3,023	12.0
2009	97	0.4	1,498	5.9	1,595	6.3
2010	97	0.4	2,208	8.8	2,305	9.2
2011	176	0.7	2,476	9.8	2,652	10.5
2012	1,276	5.1	389	1.5	1,665	6.6
2013	557	2.2	71	0.3	628	2.5
2014	680	2.7	31	0.1	711	2.8
2015	1,101	4.4	32	0.1	1,133	4.5
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Geographic concentration:(4)
California	$871	3.5%	$5,013	19.9%	$5,884	23.4%
New York	1,295	5.1	876	3.5	2,171	8.6
Maryland	511	2.0	1,028	4.1	1,539	6.1
Illinois	89	0.4	1,401	5.5	1,490	5.9
Virginia	428	1.7	926	3.7	1,354	5.4
New Jersey	353	1.4	940	3.7	1,293	5.1
Louisiana	1,069	4.2	27	0.1	1,096	4.3
Florida	157	0.6	989	3.9	1,146	4.5
Arizona	81	0.4	995	3.9	1,076	4.3
Washington	113	0.4	806	3.2	919	3.6
Other	1,733	6.9	5,526	21.9	7,259	28.8
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Interest rate type:
Fixed rate	$2,751	10.9%	$2,264	9.0%	$5,015	19.9%
Adjustable rate	3,949	15.7	16,263	64.4	20,212	80.1
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
__________

(1)	Percentages within each risk category are calculated based on period-end amounts.

(2)	Modified loans are reported in the origination year of the initial borrowing.

(3)	The PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(4)	States listed represent those that have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $403 million and $474 million as of June 30, 2016 and December 31, 2015, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of June 30, 2016 and December 31, 2015, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheets totaled $93 million and $123 million, respectively.

87	Capital One Financial Corporation (COF)

Commercial Banking
We evaluate the credit risk of commercial loans individually and use a risk-rating system to determine credit quality. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2016 and December 31, 2015.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,488	58.8%	$8,797	22.4%	$336	61.3%	$24,621	37.2%
Mid-Atlantic	3,284	12.5	3,376	8.6	21	3.8	6,681	10.1
South	4,043	15.3	15,692	39.9	37	6.8	19,772	29.9
Other	3,526	13.4	11,448	29.1	154	28.1	15,128	22.8
Total	$26,341	100.0%	$39,313	100.0%	$548	100.0%	$66,202	100.0%
Internal risk rating:(3)
Noncriticized	$26,050	98.9%	$35,340	89.9%	$536	97.9%	$61,926	93.5%
Criticized performing	235	0.9	2,218	5.6	3	0.5	2,456	3.7
Criticized nonperforming	26	0.1	1,015	2.6	9	1.6	1,050	1.6
PCI loans(4)	30	0.1	740	1.9	0	0.0	770	1.2
Total	$26,341	100.0%	$39,313	100.0%	$548	100.0%	$66,202	100.0%

88	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,949	62.5%	$8,074	21.8%	$376	61.3%	$24,399	38.6%
Mid-Atlantic	2,797	11.0	3,010	8.1	25	4.1	5,832	9.2
South	4,070	15.9	15,240	41.0	40	6.5	19,350	30.6
Other	2,702	10.6	10,811	29.1	172	28.1	13,685	21.6
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
Internal risk rating:(3)
Noncriticized	$25,130	98.5%	$34,008	91.6%	$605	98.7%	$59,743	94.4%
Criticized performing	350	1.4	1,662	4.5	3	0.5	2,015	3.2
Criticized nonperforming	7	0.0	538	1.4	5	0.8	550	0.9
PCI loans(4)	31	0.1	927	2.5	0	0.0	958	1.5
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

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

(4)
We evaluate PCI loans based on their actual risk ratings. Were these PCI loans classified based on their risk ratings, $219 million and $128 million would have been classified as Noncriticized, $520 million and $793 million as Criticized performing, and $31 million and $37 million as Criticized nonperforming as of June 30, 2016 and December 31, 2015, respectively.

Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which are reported separately as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015:
Table 4.9: Impaired Loans(1)

	June 30, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$516	$0	$516	$153	$363	$503
International credit card	133	0	133	66	67	128
Total credit card(2)	649	0	649	219	430	631
Consumer Banking:
Auto(3)	290	204	494	22	472	774
Home loan	235	126	361	17	344	452
Retail banking	47	13	60	15	45	61
Total consumer banking	572	343	915	54	861	1,287
Commercial Banking:
Commercial and multifamily real estate	97	26	123	9	114	126
Commercial and industrial	1,113	227	1,340	212	1,128	1,503
Total commercial lending	1,210	253	1,463	221	1,242	1,629
Small-ticket commercial real estate	9	0	9	0	9	11
Total commercial banking	1,219	253	1,472	221	1,251	1,640
Total	$2,440	$596	$3,036	$494	$2,542	$3,558

89	Capital One Financial Corporation (COF)

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$521	$14	$528	$28
International credit card	135	2	132	5
Total credit card(2)	656	16	660	33
Consumer Banking:
Auto(3)	494	21	492	43
Home loan	364	1	364	2
Retail banking	60	1	61	1
Total consumer banking	918	23	917	46
Commercial Banking:
Commercial and multifamily real estate	128	1	113	2
Commercial and industrial	1,277	3	1,116	5
Total commercial lending	1,405	4	1,229	7
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	1,413	4	1,236	7
Total	$2,987	$43	$2,813	$86

	December 31, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$541	$0	$541	$150	$391	$526
International credit card	125	0	125	59	66	121
Total credit card(2)	666	0	666	209	457	647
Consumer Banking:
Auto(3)	273	215	488	22	466	772
Home loan	229	136	365	18	347	456
Retail banking	51	10	61	14	47	62
Total consumer banking	553	361	914	54	860	1,290
Commercial Banking:
Commercial and multifamily real estate	82	3	85	11	74	88
Commercial and industrial	515	278	793	75	718	862
Total commercial lending	597	281	878	86	792	950
Small-ticket commercial real estate	6	0	6	0	6	7
Total commercial banking	603	281	884	86	798	957
Total	$1,822	$642	$2,464	$349	$2,115	$2,894

90	Capital One Financial Corporation (COF)

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$535	$14	$539	$28
International credit card	136	3	139	5
Total credit card(2)	671	17	678	33
Consumer Banking:
Auto(3)	457	20	450	41
Home loan	364	1	365	2
Retail banking	56	1	54	1
Total consumer banking	877	22	869	44
Commercial Banking:
Commercial and multifamily real estate	113	1	124	2
Commercial and industrial	388	1	330	2
Total commercial lending	501	2	454	4
Small-ticket commercial real estate	8	0	8	0
Total commercial banking	509	2	462	4
Total	$2,057	$41	$2,009	$81
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
The total recorded investment of loans modified in TDRs represents $2.1 billion and $1.8 billion of the impaired loans presented above as of June 30, 2016 and December 31, 2015, respectively. Consumer TDRs classified as performing totaled $1.0 billion as of both June 30, 2016 and December 31, 2015. Commercial TDRs classified as performing totaled $420 million and $334 million as of June 30, 2016 and December 31, 2015, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2016 and 2015:

91	Capital One Financial Corporation (COF)

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended June 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$62	100%	12.81%	0%	0	0%	$0
International credit card	33	100	26.01	0	0	0	0
Total credit card	95	100	17.47	0	0	0	0
Consumer Banking:
Auto	77	46	3.86	75	7	25	15
Home loan	12	52	2.29	95	252	2	0
Retail banking	4	47	4.10	58	10	35	1
Total consumer banking	93	47	3.64	77	46	22	16
Commercial Banking:
Commercial and multifamily real estate	0	0	0.00	0	0	0	0
Commercial and industrial	254	12	0.06	64	25	0	0
Total commercial lending	254	12	0.00	64	25	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	254	12	0.00	64	25	0	0
Total	$442	38	10.82	53	32	5	$16

92	Capital One Financial Corporation (COF)

	Total Loans Modified(1)(2)	Six Months Ended June 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$124	100%	12.83%	0%	0	0%	$0
International credit card	69	100	25.83	0	0	0	0
Total credit card	193	100	17.50	0	0	0	0
Consumer Banking:
Auto	163	44	3.89	74	7	26	36
Home loan	25	57	2.47	85	250	2	0
Retail banking	7	36	5.02	70	10	20	1
Total consumer banking	195	45	3.69	75	43	22	37
Commercial Banking:
Commercial and multifamily real estate	25	0	0.00	100	8	0	0
Commercial and industrial	301	10	0.05	58	23	0	0
Total commercial lending	326	9	0.05	62	21	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	326	9	0.05	61	21	0	0
Total	$714	43	11.93	49	30	6	$37

	Total Loans Modified(1)(2)	Three Months Ended June 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$68	100%	12.03%	0%	0	0%	$0
International credit card	30	100	25.95	0	0	0	0
Total credit card	98	100	16.25	0	0	0	0
Consumer Banking:
Auto	81	40	4.11	68	7	31	23
Home loan	10	37	3.17	60	188	23	0
Retail banking	5	3	6.93	76	7	0	0
Total consumer banking	96	37	4.03	67	23	29	23
Commercial Banking:
Commercial and multifamily real estate	0	0	0.00	0	0	100	0
Commercial and industrial	30	0	1.14	98	4	0	0
Total commercial lending	30	0	1.14	98	4	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	31	0	1.14	97	4	0	0
Total	$225	60	12.98	42	17	12	$23

93	Capital One Financial Corporation (COF)

	Total Loans Modified(1)(2)	Six Months Ended June 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$140	100%	12.08%	0%	0	0%	$0
International credit card	62	100	25.86	0	0	0	0
Total credit card	202	100	16.32	0	0	0	0
Consumer Banking:
Auto	169	41	2.82	69	8	30	45
Home loan	17	50	2.98	62	181	13	0
Retail banking	10	31	8.09	83	6	0	0
Total consumer banking	196	41	3.05	70	22	27	45
Commercial Banking:
Commercial and multifamily real estate	3	0	0.00	97	34	78	1
Commercial and industrial	51	0	1.50	59	5	0	0
Total commercial lending	54	0	1.50	61	7	4	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	55	0	1.50	60	7	4	1
Total	$453	62	12.55	37	19	12	$46
__________

(1)
Represents total loans modified and accounted for as TDRs during the period. Paydowns, net charge-offs and any other changes subsequent to the TDR date are not reflected in the recorded investment amount.

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

94	Capital One Financial Corporation (COF)

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,231	$16	20,825	$34
International credit card(1)	9,972	21	18,785	41
Total credit card	20,203	37	39,610	75
Consumer Banking:
Auto	2,061	22	3,913	43
Home loan	13	2	23	3
Retail banking	10	1	25	3
Total consumer banking	2,084	25	3,961	49
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	3	14	20	37
Total commercial lending	3	14	20	37
Small-ticket commercial real estate	2	0	2	0
Total commercial banking	5	14	22	37
Total	22,292	$76	43,593	$161

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,661	$16	19,328	$32
International credit card(1)	8,624	23	17,172	43
Total credit card	18,285	39	36,500	75
Consumer Banking:
Auto	2,128	24	3,875	44
Home loan	2	0	7	0
Retail banking	4	0	14	1
Total consumer banking	2,134	24	3,896	45
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	3	17	3	17
Total commercial lending	3	17	3	17
Small-ticket commercial real estate	0	0	0	0
Total commercial banking	3	17	3	17
Total	20,422	$80	40,399	$137
__________

(1)
In the U.K., regulators require the acceptance of payment plan proposals in which the modified payments may be less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge off even when fully in compliance with the TDR program terms.

95	Capital One Financial Corporation (COF)

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of June 30, 2016 and December 31, 2015. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	June 30, 2016			December 31, 2015
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$18,913	$3,550	$15,363	$21,151	$3,840	$17,311
Carrying value(1)	17,368	2,445	14,923	19,516	2,629	16,887
__________

(1)
Includes $28 million and $37 million of allowance for loan and lease losses for these loans as of June 30, 2016 and December 31, 2015, respectively. We recorded a $9 million release and a $7 million provision for credit losses for the six months ended June 30, 2016 and 2015, respectively, for PCI loans.

Changes in Accretable Yield
The following table presents changes in the accretable yield on the PCI loans:
Table 4.13: Changes in Accretable Yield on PCI Loans

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield, beginning of period	$3,498	$1,201	$2,297	$3,483	$1,244	$2,239
Accretion recognized in earnings	(177)	(57)	(120)	(361)	(118)	(243)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	76	27	49	81	29	52
Changes in accretable yield for non-credit related changes in expected cash flows(2)	102	1	101	296	17	279
Accretable yield, end of period	$3,499	$1,172	$2,327	$3,499	$1,172	$2,327
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $311.6 billion and $308.3 billion as of June 30, 2016 and December 31, 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

96	Capital One Financial Corporation (COF)

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $26.8 billion and $27.9 billion, which included $927 million and $1.0 billion of advised lines of credit as of June 30, 2016 and December 31, 2015, respectively. Advised lines of credit are not considered legally binding commitments as funding is subject to our satisfactory evaluation of the customer at the time credit is requested.

97	Capital One Financial Corporation (COF)

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2016 and 2015.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2016	$3,785	$914	$714	$3	$5,416
Provision (benefit) for loan and lease losses	1,261	204	185	(1)	1,649
Charge-offs	(1,215)	(248)	(64)	(1)	(1,528)
Recoveries	266	102	4	1	373
Net charge-offs	(949)	(146)	(60)	0	(1,155)
Other changes(2)	(11)	0	(18)	0	(29)
Balance as of June 30, 2016	4,086	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of March 31, 2016	0	8	218	0	226
Provision (benefit) for losses on unfunded lending commitments	0	0	(57)	0	(57)
Balance as of June 30, 2016	0	8	161	0	169
Combined allowance and reserve as of June 30, 2016	$4,086	$980	$982	$2	$6,050

	Six Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	2,332	433	356	(3)	3,118
Charge-offs	(2,437)	(539)	(112)	(2)	(3,090)
Recoveries	538	210	6	3	757
Net charge-offs	(1,899)	(329)	(106)	1	(2,333)
Other changes(2)	(1)	0	(33)	0	(34)
Balance as of June 30, 2016	4,086	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision (benefit) for losses on unfunded lending commitments	0	1	0	0	1
Balance as of June 30, 2016	0	8	161	0	169
Combined allowance and reserve as of June 30, 2016	$4,086	$980	$982	$2	$6,050

98	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2015	$3,130	$826	$444	$5	$4,405
Provision (benefit) for loan and lease losses	895	185	35	0	1,115
Charge-offs	(988)	(225)	(11)	(2)	(1,226)
Recoveries	285	89	4	2	380
Net charge-offs	(703)	(136)	(7)	0	(846)
Other changes(2)	2	0	0	0	2
Balance as of June 30, 2015	3,324	875	472	5	4,676
Reserve for unfunded lending commitments:
Balance as of March 31, 2015	0	7	114	0	121
Provision (benefit) for losses on unfunded lending commitments	0	0	14	0	14
Balance as of June 30, 2015	0	7	128	0	135
Combined allowance and reserve as of June 30, 2015	$3,324	$882	$600	$5	$4,811

	Six Months Ended June 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	1,564	391	87	0	2,042
Charge-offs	(2,010)	(475)	(20)	(5)	(2,510)
Recoveries	588	180	10	5	783
Net charge-offs	(1,422)	(295)	(10)	0	(1,727)
Other changes(2)	(22)	0	0	0	(22)
Balance as of June 30, 2015	3,324	875	472	5	4,676
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	0	7	106	0	113
Provision (benefit) for losses on unfunded lending commitments	0	0	22	0	22
Balance as of June 30, 2015	0	7	128	0	135
Combined allowance and reserve as of June 30, 2015	$3,324	$882	$600	$5	$4,811
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

99	Capital One Financial Corporation (COF)

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of June 30, 2016 and December 31, 2015.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,867	$891	$599	$2	$5,359
Asset-specific(2)	219	54	221	0	494
PCI loans(3)	0	27	1	0	28
Total allowance for loan and lease losses	$4,086	$972	$821	$2	$5,881
Loans held for investment:
Collectively evaluated(1)	$96,255	$54,116	$63,960	$82	$214,413
Asset-specific(2)	649	711	1,472	0	2,832
PCI loans(3)	0	16,588	770	0	17,358
Total loans held for investment	$96,904	$71,415	$66,202	$82	$234,603
Allowance as a percentage of period-end loans held for investment	4.22%	1.36%	1.24%	2.44%	2.51%

	December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,445	$778	$517	$4	$4,744
Asset-specific(2)	209	54	86	0	349
PCI loans(3)	0	36	1	0	37
Total allowance for loan and lease losses	$3,654	$868	$604	$4	$5,130
Loans held for investment:
Collectively evaluated(1)	$95,459	$51,113	$61,424	$88	$208,084
Asset-specific(2)	666	699	884	0	2,249
PCI loans(3)	0	18,560	958	0	19,518
Total loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Allowance as a percentage of period-end loans held for investment	3.80%	1.23%	0.95%	4.94%	2.23%
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

100	Capital One Financial Corporation (COF)

We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership that qualify for net accounting treatment. The loss sharing amounts due from these partners result in reductions to reported net charge-offs and provision for credit losses. The table below summarizes these impacts for the three and six months ended June 30, 2016 and 2015.
Table 5.3: Summary of Loss Sharing Arrangements Impact

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Reduction in net charge-offs	$53	$45	$105	$89
Reduction in provision for credit losses	75	62	130	119
The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $219 million and $194 million as of June 30, 2016 and December 31, 2015, respectively. See “Note 1—Summary of Significant Accounting Policies” of our 2015 Form 10-K for further discussion on our credit card partnership agreements.

101	Capital One Financial Corporation (COF)

NOTE 6—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. We have primarily securitized credit card and home loans, which have provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.
The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIEs in which we are involved have been consolidated in our financial statements.
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of June 30, 2016 and December 31, 2015. We separately present information for consolidated and unconsolidated VIEs.
For consolidated VIEs, we present the carrying amount of assets and liabilities of the VIEs, which includes the seller’s interest and repurchased notes held by other related parties. The assets of consolidated VIEs primarily consist of cash and loan receivables, which we report on our consolidated balance sheets under restricted cash and loans held in consolidated trusts, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the Company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$32,089	$16,802	$0	$0	$0
Home loan securitizations(2)	0	0	203	27	1,281
Total securitization-related VIEs	32,089	16,802	203	27	1,281
Other VIEs:
Affordable housing entities	174	0	3,803	508	3,803
Entities that provide capital to low-income and rural communities	732	127	0	0	0
Other	0	0	66	0	66
Total other VIEs	906	127	3,869	508	3,869
Total VIEs	$32,995	$16,929	$4,072	$535	$5,150

102	Capital One Financial Corporation (COF)

	December 31, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,800	$16,925	$0	$0	$0
Home loan securitizations(2)	0	0	211	27	873
Total securitization-related VIEs	34,800	16,925	211	27	873
Other VIEs:
Affordable housing entities	0	0	3,852	555	3,852
Entities that provide capital to low-income and rural communities	352	101	0	0	0
Other	0	0	57	0	57
Total other VIEs	352	101	3,909	555	3,909
Total VIEs	$35,152	$17,026	$4,120	$582	$4,782
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage (“option-ARM”) loans and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets within other assets. The carrying amount of liabilities of unconsolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitizations of manufactured housing loans and other obligations. These are reported on our consolidated balance sheets within other liabilities.

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

103	Capital One Financial Corporation (COF)

The table below presents the securitization-related VIEs in which we had continuing involvement as of June 30, 2016 and December 31, 2015.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
June 30, 2016:
Securities held by third-party investors	$16,130	$1,625		$65	$743
Receivables in the trust	31,825	1,680		59	748
Cash balance of spread or reserve accounts	0	8		N/A	137
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2015:
Securities held by third-party investors	$16,166	$1,754		$74	$789
Receivables in the trust	33,783	1,814		68	794
Cash balance of spread or reserve accounts	0	8		N/A	134
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service only certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

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

Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of June 30, 2016 and December 31, 2015, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.6 billion and $1.8 billion as of June 30, 2016 and December 31, 2015, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both June 30, 2016 and December 31, 2015. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $5 million and $6 million related to those interests for our non-consolidated VIEs as of June 30, 2016 and December 31, 2015, respectively.
GreenPoint Credit Manufactured Housing
We have retained certain interests and obligations related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. Such discontinued operations, including the related recourse obligations, servicing rights and the primary obligation to execute mandatory clean-up calls in certain securitization transactions were sold to a third party in 2004. We do not consolidate these securitization trusts because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts as we no longer service the loans.
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $748 million and $794 million as of June 30, 2016 and December 31, 2015, respectively. In the event the third party servicer does not fulfill its obligation to exercise the clean-up calls on certain securitizations, the obligation reverts to us and we would be required to acquire a maximum of approximately $420 million of loan receivables and other assets upon our execution of these clean-up calls with the requirement to absorb any losses on the loan receivables and other assets. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to these obligations.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. These letters of credit are included in other assets on our consolidated balance sheets and totaled $79 million and $76 million as of June 30, 2016 and December 31, 2015, respectively. We also have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit.  Our maximum credit exposure related to these agreements totaled $12 million and $13 million as of June 30, 2016 and December 31, 2015, respectively.  These agreements are included in other liabilities on our consolidated balance sheets, and our obligation under these agreements was $8 million as of both June 30, 2016 and December 31, 2015.

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt.

105	Capital One Financial Corporation (COF)

We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2016 and 2015, we recognized amortization of $196 million and $172 million, respectively, and tax credits of $228 million and $191 million, respectively, associated with these investments within income tax provision. The carrying value of our investments in these qualified affordable housing projects was $3.7 billion and $3.5 billion as of June 30, 2016 and December 31, 2015, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had a recorded liability of $1.3 billion for these unfunded commitments as of both June 30, 2016, and December 31, 2015, which is expected to be paid from 2016 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.8 billion and $3.9 billion as of June 30, 2016 and December 31, 2015, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.8 billion and $3.9 billion as of June 30, 2016 and December 31, 2015, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were $11.1 billion and $11.4 billion as of June 30, 2016 and December 31, 2015, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $732 million and $352 million as of June 30, 2016 and December 31, 2015, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $66 million and $57 million as of June 30, 2016 and December 31, 2015, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

106	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and mortgage servicing rights (“MSRs”) as of June 30, 2016 and December 31, 2015. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,495	N/A	$14,495
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,148	$(1,596)	552
Core deposit intangibles	1,391	(1,317)	74
Other(2)	378	(156)	222
Total intangible assets	3,917	(3,069)	848
Total goodwill and intangible assets	$18,412	$(3,069)	$15,343
MSRs:
Consumer MSRs(3)	$53	N/A	$53
Commercial MSRs(4)	235	$(65)	170
Total MSRs	$288	$(65)	$223

	December 31, 2015
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,480	N/A	$14,480
Intangible assets:
PCCR intangibles	2,156	$(1,467)	689
Core deposit intangibles	1,771	(1,662)	109
Other(2)	378	(135)	243
Total intangible assets	4,305	(3,264)	1,041
Total goodwill and intangible assets	$18,785	$(3,264)	$15,521
MSRs:
Consumer MSRs(3)	$68	N/A	$68
Commercial MSRs(4)	212	$(51)	161
Total MSRs	$280	$(51)	$229
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $95 million and $196 million for the three and six months ended June 30, 2016, respectively, and $111 million and $221 million for the three and six months ended June 30, 2015, respectively.

107	Capital One Financial Corporation (COF)

Goodwill
The following table presents goodwill attributable to each of our business segments as of June 30, 2016 and December 31, 2015.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2015	$4,997	$4,600	$4,883	$14,480
Acquisitions	6	0	18	24
Other adjustments(1)	(9)	0	0	(9)
Balance as of June 30, 2016	$4,994	$4,600	$4,901	$14,495
__________

(1)	Represents foreign currency translation adjustments.

108	Capital One Financial Corporation (COF)

NOTE 8—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our assets and operations, consist of non-interest-bearing and interest-bearing deposits, which include checking accounts, money market deposit accounts, negotiable order of withdrawals, savings deposits and time deposits.

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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors decreased to $16.1 billion as of June 30, 2016, from $16.2 billion as of December 31, 2015. During the first six months of 2016, approximately $1.9 billion of new debt was issued to third-party investors from our credit card loan securitization trust offset by $2.0 billion of maturities.
Senior and Subordinated Notes
As of June 30, 2016, we had $21.9 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $379 million. As of December 31, 2015, we had $21.8 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $134 million. During the first six months of 2016, $500 million of outstanding unsecured notes were retired. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
We have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $2.1 billion as of both June 30, 2016 and December 31, 2015, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. The outstanding FHLB advances totaled $20.1 billion as of both June 30, 2016 and December 31, 2015, substantially all of which represented long-term advances generally callable on either a one-month or a three-month basis. We did not access the Federal Reserve Discount Window for funding during 2015 or the first six months of 2016.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2016 and December 31, 2015. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

109	Capital One Financial Corporation (COF)

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2016	December 31, 2015
Deposits:
Non-interest-bearing deposits	$25,424	$25,847
Interest-bearing deposits	195,635	191,874
Total deposits	$221,059	$217,721
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$999	$981
Total short-term borrowings	$999	$981

	June 30, 2016
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2015
Long-term debt:
Securitized debt obligations(1)	2016 - 2025	0.48 - 5.75%	1.46%	$16,130	$16,166
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2016 - 2025	1.15 - 6.75	2.72	16,924	16,559
Floating unsecured senior debt	2018	1.31 - 1.78	1.51	699	1,198
Total unsecured senior debt			2.67	17,623	17,757
Fixed unsecured subordinated debt	2016 - 2025	3.38 - 8.80	4.70	4,249	4,080
Total senior and subordinated notes				21,872	21,837
Other long-term borrowings:
FHLB advances	2016 - 2025	0.42 - 6.41	0.52	20,147	20,098
Capital lease obligations	2016 - 2035	3.09 - 12.86	4.17	33	33
Total other long-term borrowings				20,180	20,131
Total long-term debt				$58,182	$58,134
Total short-term borrowings and long-term debt				$59,181	$59,115
__________

(1)	Outstanding amount includes any fair value hedge accounting adjustments.

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2016 and 2015:

110	Capital One Financial Corporation (COF)

Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1	$2	$1
FHLB advances	0	1	0	9
Total short-term borrowings	1	2	2	10
Long-term debt:
Securitized debt obligations(1)	47	36	95	69
Senior and subordinated notes(1)	111	80	217	159
Other long-term borrowings	27	10	50	17
Total long-term debt	185	126	362	245
Total interest expense on short-term borrowings and long-term debt	$186	$128	$364	$255
__________

(1)	Interest expense includes the impact from hedge accounting.

111	Capital One Financial Corporation (COF)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage asset and liability positions and market risk exposure and limits in accordance with market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency so we may limit our earnings and capital ratio exposures to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets, and clear eligible derivative transactions through Central Counterparty Clearinghouses (“CCPs”) or often referred to as “central clearinghouses” as required under the Dodd-Frank Act. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business, and usually offset our exposure through derivative transactions with other counterparties.
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

•
Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate assets or liabilities. We also enter into foreign currency forward derivative contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currency.

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

112	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of June 30, 2016 and December 31, 2015, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2016			December 31, 2015
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$34,239	$840	$84	$34,417	$550	$146
Cash flow hedges	39,800	993	21	30,450	167	61
Total interest rate contracts	74,039	1,833	105	64,867	717	207
Foreign exchange contracts:
Cash flow hedges	5,688	110	83	5,580	239	2
Net investment hedges	2,467	155	0	2,562	87	0
Total foreign exchange contracts	8,155	265	83	8,142	326	2
Total derivatives designated as accounting hedges	82,194	2,098	188	73,009	1,043	209
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,204	34	16	1,665	11	7
Customer accommodation	32,457	786	656	28,841	431	290
Other interest rate exposures(3)	2,961	51	35	1,519	33	10
Total interest rate contracts	36,622	871	707	32,025	475	307
Other contracts	996	2	10	882	0	4
Total derivatives not designated as accounting hedges	37,618	873	717	32,907	475	311
Total derivatives	$119,812	$2,971	$905	$105,916	$1,518	$520
Less: netting adjustment(4)		(534)	(369)		(532)	(143)
Total derivative assets/liabilities		$2,437	$536		$986	$377
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 9.2 for further information.

Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. Derivative contracts that are cleared with central clearinghouses through our Future Commission Merchants (“FCMs”) are not subject to offsetting due to the uncertainty existing around an end-user’s ability to setoff these derivative contracts. Therefore, as of June 30, 2016 and December 31, 2015, we did not offset our derivative positions cleared through clearinghouses.

113	Capital One Financial Corporation (COF)

We also maintain collateral agreements with certain derivative counterparties. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard International Swaps and Derivatives Association documentation, central clearing rules and other related agreements. For OTC derivatives, agreements with certain counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, we are subject to initial margin posting and variation margin exchange with the central clearinghouses. Acceptable types of collateral are typically in the form of cash or high quality liquid securities.
The exchange of collateral is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged.
The following table presents as of June 30, 2016 and December 31, 2015 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of June 30, 2016
Derivatives assets(1)	$2,971	$(180)	$(354)	$2,437	$(14)	$2,423
As of December 31, 2015
Derivatives assets(1)	1,518	(86)	(446)	986	(156)	830

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of June 30, 2016
Derivatives liabilities(1)	$905	$(180)	$(189)	$536	$0	$536
Repurchase agreements(2)(3)	999	0	0	999	(999)	0
As of December 31, 2015
Derivatives liabilities(1)	520	(86)	(57)	377	0	377
Repurchase agreements(2)	969	0	0	969	(969)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of June 30, 2016 totaling $1.6 billion and $439 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2015 totaled $429 million and $314 million, respectively. These contracts were not subject to offsetting as of June 30, 2016 and December 31, 2015.

(2)	As of June 30, 2016 and December 31, 2015, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(3)
Represents customer repurchase agreements that mature the next business day. As of June 30, 2016, we pledged collateral with a fair value of $1.0 billion under these customer repurchase agreements, which were primarily agency RMBS securities.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. We posted $215 million and $304 million of cash collateral as of June 30, 2016 and December 31, 2015, respectively. If our debt credit rating were to fall below investment grade, we would be required to post $46 million and $55 million of additional collateral as of June 30, 2016 and

114	Capital One Financial Corporation (COF)

December 31, 2015, respectively. The fair value of derivative instruments with credit risk-related contingent features in a net liability position was less than $1 million as of both June 30, 2016 and December 31, 2015.
Derivatives Counterparty Credit Risk
OTC derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative asset position, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and also maintain collateral agreements, where possible, with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties. These bilateral agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative instruments exceed established thresholds. However, since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements under Title VII of the Dodd-Frank Act. We received cash collateral from derivative counterparties totaling $1.1 billion and $544 million as of June 30, 2016 and December 31, 2015, respectively. We also received securities from derivative counterparties with a fair value of $15 million and $172 million as of June 30, 2016 and December 31, 2015, respectively, which we have the ability to re-pledge.
The regulatory requirement to clear eligible derivatives with central clearinghouses effectively reduces our overall counterparty credit exposure. It however increases our credit exposure to CCPs and FCMs. We are required to execute Cleared Derivatives Execution Agreements with each of our FCMs. The use of FCMs also helps mitigate operational risks. Certain of our agreements governing derivative transactions include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances.
We record counterparty credit risk valuation adjustments on our OTC derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction to the derivative asset balance was $7 million and $4 million as of June 30, 2016 and December 31, 2015, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million as of both June 30, 2016 and December 31, 2015.
Income Statement Presentation and AOCI
The following table summarizes the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2016 and 2015.

115	Capital One Financial Corporation (COF)

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$182	$(223)	$390	$(70)
Gains (losses) recognized in earnings on hedged items	(175)	211	(367)	63
Net fair value hedge ineffectiveness gains (losses)	7	(12)	23	(7)
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	8	(9)	18	(3)
Customer accommodation	7	5	12	9
Other interest rate exposures	16	16	31	18
Total interest rate contracts	31	12	61	24
Other contracts	(9)	0	(9)	(2)
Total gains (losses) on derivatives not designated as accounting hedges	22	12	52	22
Net derivative gains (losses) recognized in earnings	$29	$0	$75	$15
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2016 and 2015.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$192	$(33)	$618	$177
Foreign exchange contracts	0	(6)	0	(11)
Subtotal	192	(39)	618	166
Net investment hedges:
Foreign exchange contracts	122	(97)	163	(22)
Net derivatives gains (losses) recognized in AOCI	$314	$(136)	$781	$144
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$48	$50	$98	$97
Foreign exchange contracts(2)	1	(8)	0	(12)
Subtotal	49	42	98	85
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	0	0	3	2
Net derivative gains (losses) recognized in earnings	$49	$42	$101	$87
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.

116	Capital One Financial Corporation (COF)

In the next 12 months, we expect to reclassify to earnings net after-tax gains of $186 million currently recorded in AOCI as of June 30, 2016. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately five years as of June 30, 2016. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

117	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2016 and December 31, 2015.
Table 10.1: Preferred Stock Issued and Outstanding

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	June 30, 2016	December 31, 2015
Series B(1)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C(1)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D(1)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F(1)	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Total								$3,294	$3,294
__________

(1)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2016 and 2015.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2016	$349	$(704)	$497	$(142)	$(41)	$(41)
Other comprehensive income (loss) before reclassifications	137	0	192	(30)	8	307
Amounts reclassified from AOCI into earnings	(1)	25	(49)	0	0	(25)
Net other comprehensive income (loss)	136	25	143	(30)	8	282
AOCI as of June 30, 2016	$485	$(679)	$640	$(172)	$(33)	$241

	Six Months Ended June 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
Other comprehensive income (loss) before reclassifications	319	0	618	(29)	(5)	903
Amounts reclassified from AOCI into earnings	4	46	(98)	0	2	(46)
Net other comprehensive income (loss)	323	46	520	(29)	(3)	857
AOCI as of June 30, 2016	$485	$(679)	$640	$(172)	$(33)	$241

118	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2015	$532	$(801)	$172	$(92)	$(23)	$(212)
Other comprehensive income (loss) before reclassifications	(171)	0	(39)	35	0	(175)
Amounts reclassified from AOCI into earnings	5	27	(42)	0	0	(10)
Net other comprehensive income (loss)	(166)	27	(81)	35	0	(185)
AOCI as of June 30, 2015	$366	$(774)	$91	$(57)	$(23)	$(397)

	Six Months Ended June 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive income (loss) before reclassifications	(57)	0	166	(49)	(1)	59
Amounts reclassified from AOCI into earnings	13	47	(85)	0	(1)	(26)
Net other comprehensive income (loss)	(44)	47	81	(49)	(2)	33
AOCI as of June 30, 2015	$366	$(774)	$91	$(57)	$(23)	$(397)
_________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of premium or discount created from the transfer of securities from available for sale to held to maturity, which occurred at fair value. These unrealized gains or losses will be amortized over the remaining life of the security with no expected impact on future net income.

(2)	Includes the impact from hedging instruments designated as net investment hedges.
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and six months ended June 30, 2016 and 2015.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2016	2015	2016	2015
Securities available for sale:
	Non-interest income	$2	$(1)	$2	$1
	Non-interest income - OTTI	(1)	(7)	(9)	(22)
	Income (loss) from continuing operations before income taxes	1	(8)	(7)	(21)
	Income tax provision (benefit)	0	(3)	(3)	(8)
	Net income (loss)	1	(5)	(4)	(13)
Securities held to maturity:(1)
	Interest income	(40)	(40)	(73)	(73)
	Income tax provision (benefit)	(15)	(13)	(27)	(26)
	Net income (loss)	(25)	(27)	(46)	(47)
Cash flow hedges:
Interest rate contracts:	Interest income	78	78	157	153
Foreign exchange contracts:	Interest income	1	0	0	0
	Non-interest income	0	(12)	(1)	(19)
	Income (loss) from continuing operations before income taxes	79	66	156	134

119	Capital One Financial Corporation (COF)

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2016	2015	2016	2015
	Income tax provision (benefit)	$30	$24	$58	$49
	Net income (loss)	49	42	98	85
Other:
	Various (pension and other)	0	1	(2)	2
	Income tax provision (benefit)	0	1	0	1
	Net income (loss)	0	0	(2)	1
Total reclassifications		$25	$10	$46	$26
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of premium or discount created from the transfer of securities from available for sale to held to maturity, which occurred at fair value. These unrealized gains or losses will be amortized over the remaining life of the security with no expected impact on future net income.

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2016 and 2015.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2016			2015
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$212	$76	$136	$(259)	$(93)	$(166)
Net changes in securities held to maturity	41	16	25	40	13	27
Net unrealized gains (losses) on cash flow hedges	227	84	143	(129)	(48)	(81)
Foreign currency translation adjustments(1)	40	70	(30)	(21)	(56)	35
Other	12	4	8	0	0	0
Other comprehensive income (loss)	$532	$250	$282	$(369)	$(184)	$(185)

	Six Months Ended June 30,
	2016			2015
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$508	$185	$323	$(69)	$(25)	$(44)
Net changes in securities held to maturity	74	28	46	73	26	47
Net unrealized gains on cash flow hedges	827	307	520	129	48	81
Foreign currency translation adjustments(1)	66	95	(29)	(62)	(13)	(49)
Other	(5)	(2)	(3)	(4)	(2)	(2)
Other comprehensive income (loss)	$1,470	$613	$857	$67	$34	$33
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

120	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2016	2015	2016	2015
Income from continuing operations, net of tax	$943	$852	$1,961	$1,986
Income (loss) from discontinued operations, net of tax	(1)	11	(6)	30
Net income	942	863	1,955	2,016
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(4)	(12)	(10)
Preferred stock dividends	(65)	(29)	(102)	(61)
Net income available to common stockholders	$871	$830	$1,841	$1,945

Total weighted-average basic shares outstanding	511.7	545.6	517.6	548.0
Effect of dilutive securities:
Stock options	2.0	2.8	1.9	2.7
Other contingently issuable shares	1.2	1.1	1.2	1.3
Warrants(2)	1.6	2.5	1.6	2.7
Total effect of dilutive securities	4.8	6.4	4.7	6.7
Total weighted-average diluted shares outstanding	516.5	552.0	522.3	554.7

Basic earnings per common share:
Net income from continuing operations	$1.70	$1.50	$3.57	$3.49
Income (loss) from discontinued operations	0.00	0.02	(0.01)	0.06
Net income per basic common share	$1.70	$1.52	$3.56	$3.55

Diluted earnings per common share:(3)
Net income from continuing operations	$1.69	$1.48	$3.53	$3.45
Income (loss) from discontinued operations	0.00	0.02	(0.01)	0.06
Net income per diluted common share	$1.69	$1.50	$3.52	$3.51
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of June 30, 2016, there were 4.1 million warrants to purchase common stock outstanding.

(3)
Excluded from the computation of diluted earnings per share were 2.1 million shares related to options with exercise prices ranging from $63.73 to $82.62, and 2.5 million shares related to options with exercise prices ranging from $63.73 to $88.81 for the three and six months ended June 30, 2016, respectively, and 1.7 million shares related to options with exercise prices ranging from $74.96 to $88.81, and 1.9 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three and six months ended June 30, 2015, respectively, because their inclusion would be anti-dilutive.

121	Capital One Financial Corporation (COF)

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
The CVG, which is independent of the front office and the valuation providers, performs periodic verification of fair value measurements to determine if assigned fair values are reasonable. Prices based on third party pricing providers are checked against available market information including prices from other market sources.
The FVC, which includes representation from business areas, our Risk Management and Finance functions, provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves changes in valuation methodologies to ensure that our valuation practices are consistent with industry standards and adhere to regulatory and accounting guidance.
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing. The MVG is part of the Model Risk Office and validates all models and provides ongoing monitoring of their performance.
The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC is only required to convene to review escalated valuation disputes.

122	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2016
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,189	$0	$0	$5,189
RMBS	0	27,460	555	28,015
CMBS	0	5,282	128	5,410
Other ABS	0	975	30	1,005
Other securities	296	26	19	341
Total securities available for sale	5,485	33,743	732	39,960
Other assets:
Derivative assets(1)(2)	3	2,883	85	2,971
Other(3)	199	0	256	455
Total assets	$5,687	$36,626	$1,073	$43,386
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$6	$832	$67	$905
Total liabilities	$6	$832	$67	$905

	December 31, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,660	$0	$0	$4,660
RMBS	0	26,807	504	27,311
CMBS	0	5,282	97	5,379
Other ABS	0	1,340	0	1,340
Other securities	355	2	14	371
Total securities available for sale	5,015	33,431	615	39,061
Other assets:
Derivative assets(1)(2)	2	1,459	57	1,518
Other(3)	183	0	279	462
Total assets	$5,200	$34,890	$951	$41,041
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$491	$27	$520
Total liabilities	$2	$491	$27	$520
__________

123	Capital One Financial Corporation (COF)

(1)
The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty. The net derivative assets were $2.4 billion and $986 million, and the net derivative liabilities were $536 million and $377 million as of June 30, 2016 and December 31, 2015, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $7 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2016 and December 31, 2015, respectively. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Includes consumer MSRs of $53 million and $68 million, retained interests in securitizations of $203 million and $211 million and deferred compensation plan assets of $199 million and $183 million as of June 30, 2016 and December 31, 2015, respectively. Consumer MSRs and retained interests in securitizations are both classified within Level 3. Deferred compensation plan assets, which consist of investments in publicly traded mutual funds, are classified within Level 1.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three and six months ended June 30, 2016, we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

124	Capital One Financial Corporation (COF)

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(3)

(Dollars in millions)	Balance, April 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2016
Assets:
Securities available for sale:
RMBS	$505	$7	$11	$59	$0	$0	$(31)	$80	$(76)	$555	$8
CMBS	251	0	1	63	0	0	(6)	0	(181)	128	0
Other ABS	30	0	0	0	0	0	0	0	0	30	0
Other securities	11	0	0	8	0	0	0	0	0	19	0
Total securities available for sale	797	7	12	130	0	0	(37)	80	(257)	732	8
Other assets:
Derivative assets(4)	71	9	0	0	0	30	(15)	0	(10)	85	9
Consumer MSRs	59	(8)	0	0	0	4	(2)	0	0	53	(8)
Retained interest in securitizations	201	2	0	0	0	0	0	0	0	203	2
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(40)	$(15)	$0	$0	$0	$(24)	$10	$0	$2	$(67)	$(15)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2015
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(3)
		Total Gains (Losses) (Realized/Unrealized)
(Dollars in millions)	Balance, April 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$172	$1	$0	$0	$(80)	$0	$(2)	$0	$0	$91	$0
RMBS	555	11	(9)	0	0	0	(14)	107	(191)	459	11
CMBS	174	0	0	86	0	0	(16)	0	(74)	170	0
Other ABS	7	0	0	0	0	0	0	0	0	7	0
Other securities	18	0	0	0	0	0	0	0	0	18	0
Total securities available for sale	926	12	(9)	86	(80)	0	(32)	107	(265)	745	11
Other assets:
Derivative assets(4)	73	(10)	0	0	0	18	(16)	0	(4)	61	(10)
Consumer MSRs	53	7	0	0	0	6	(1)	0	0	65	7
Retained interest in securitizations	276	4	0	0	0	6	(1)	0	0	285	4
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(48)	$9	$0	$0	$0	$(3)	$12	$0	$3	$(27)	$9

125	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(3)

(Dollars in millions)	Balance, January 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2016
Assets:
Securities available for sale:
RMBS	$504	$13	$6	$59	$0	$0	$(48)	$207	$(186)	$555	$14
CMBS	97	0	2	156	0	0	(10)	64	(181)	128	0
Other ABS	0	0	0	30	0	0	0	0	0	30	0
Other securities	14	0	0	8	0	0	(3)	0	0	19	0
Total securities available for sale	615	13	8	253	0	0	(61)	271	(367)	732	14
Other assets:
Derivative assets(4)	57	28	0	0	0	42	(26)	0	(16)	85	28
Consumer MSRs	68	(20)	0	0	0	8	(3)	0	0	53	(20)
Retained interest in securitizations	211	(8)	0	0	0	0	0	0	0	203	(8)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(27)	$(29)	$0	$0	$0	$(31)	$13	$0	$7	$(67)	$(29)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(1)	$5	$0	$(148)	$0	$(10)	$0	$(88)	$91	$0
RMBS	561	19	(1)	0	0	0	(27)	192	(285)	459	20
CMBS	228	0	1	86	0	0	(37)	0	(108)	170	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(37)	7	0
Other securities	18	0	0	0	0	0	0	0	0	18	0
Total securities available for sale	1,205	19	3	86	(168)	0	(74)	192	(518)	745	20
Other assets:
Derivative assets(4)	66	1	0	0	0	27	(28)	0	(5)	61	1
Consumer MSRs	53	4	0	0	0	10	(2)	0	0	65	4
Retained interest in securitizations	274	3	0	0	0	10	(2)	0	0	285	3
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(1)	$0	$0	$0	$(10)	$24	$0	$3	$(27)	$(1)
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income, in our consolidated statements of income.

(2)
During the three and six months ended June 30, 2016 and 2015, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

126	Capital One Financial Corporation (COF)

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$555	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-18% 0-28% 0-15% 12-92%	5% 5% 4% 54%
CMBS	128	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	2% 10%
Other ABS	30	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1% 3%	1% 3%
Other securities	19	Discounted cash flows	Yield	1%	1%
Other assets:
Derivative assets(1)	85	Discounted cash flows	Swap rates	1-2%	2%
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	10-21% 14% 580-1500 bps $75-$100	18% 14% 643 bps $76
Retained interests in securitization(2)	203	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	13-82 2-12% 3-11% 1-5% 4-108%	N/A
Liabilities:
Derivative liabilities(1)	$67	Discounted cash flows	Swap rates	1-2%	1%

127	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$504	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-12% 0-28% 0-8% 16-85%	6% 4% 4% 55%
CMBS	97	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	3% 9%
Other securities	14	Discounted cash flows	Yield	1%	1%
Other assets:
Derivative assets(1)	57	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	68	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-18% 12% 435-1,500 bps $93-$201	16% 12% 474 bps $98
Retained interests in securitization(2)	211	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	16-75 1-13% 4-9% 2-6% 15-94%	N/A
Liabilities:
Derivative liabilities(1)	$27	Discounted cash flows	Swap rates	2%	2%
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or fair value accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2016 and December 31, 2015, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	June 30, 2016
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$420	$420
Loans held for sale	0	5	0	5
Other assets(1)	0	0	49	49
Total	$0	$5	$469	$474

128	Capital One Financial Corporation (COF)

	December 31, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$362	$362
Loans held for sale	0	149	0	149
Other assets(1)	0	0	92	92
Total	$0	$149	$454	$603
__________

(1)
Includes foreclosed property and repossessed assets of $48 million and long-lived assets held for sale of $1 million as of June 30, 2016, compared to foreclosed property and repossessed assets of $54 million and long-lived assets held for sale of $38 million as of December 31, 2015.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 94%, with a weighted average of 24%, and from 9% to 73%, with a weighted average of 20%, as of June 30, 2016 and December 31, 2015, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2016 and 2015:
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Loans held for investment	$(105)	$(48)
Loans held for sale	0	(3)
Other assets(1)	(6)	(30)
Total	$(111)	$(81)
__________

(1)	Includes losses related to foreclosed property and repossessed assets.
Fair Value of Financial Instruments
The following table is a summary of the fair value estimates for our financial instruments, excluding those financial instruments that are recorded at fair value on a recurring basis as they are included within the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” table included earlier in this Note.

129	Capital One Financial Corporation (COF)

Table 12.6: Fair Value of Financial Instruments

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,149	$7,149	$7,149	$0	$0
Restricted cash for securitization investors	265	265	265	0	0
Securities held to maturity	25,120	26,799	201	26,548	50
Net loans held for investment	228,722	230,591	0	0	230,591
Loans held for sale	1,220	1,222	0	1,222	0
Interest receivable	1,236	1,236	0	1,236	0
Other investments(1)	2,128	2,128	0	2,128	0
Financial liabilities:
Non-interest-bearing deposits	$25,424	$25,424	$25,424	$0	$0
Interest-bearing deposits	195,635	195,832	0	16,190	179,642
Securitized debt obligations	16,130	16,211	0	16,211	0
Senior and subordinated notes	21,872	21,956	0	21,956	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	999	999	999	0	0
Other borrowings	20,180	20,149	0	20,149	0
Interest payable	301	301	0	301	0

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,023	$8,023	$8,023	$0	$0
Restricted cash for securitization investors	1,017	1,017	1,017	0	0
Securities held to maturity	24,619	25,317	198	25,068	51
Net loans held for investment	224,721	222,007	0	0	222,007
Loans held for sale	904	933	0	860	73
Interest receivable	1,189	1,189	0	1,189	0
Other investments(1)	2,060	2,060	0	2,060	0
Financial liabilities:
Non-interest-bearing deposits	$25,847	$25,847	$25,847	$0	$0
Interest-bearing deposits	191,874	185,075	0	15,848	169,227
Securitized debt obligations	16,166	16,225	0	16,225	0
Senior and subordinated notes	21,837	22,062	0	22,062	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	981	981	0	0
Other borrowings	20,131	20,134	0	20,134	0
Interest payable	299	299	0	299	0
__________

(1)	Includes FHLB and Federal Reserve stock and cost method investments. These investments are included in other assets on our consolidated balance sheets.

130	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three and six months ended June 30, 2016 and 2015, selected balance sheet data as of June 30, 2016 and 2015, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

131	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (expense)	$3,045	$1,439	$559	$50	$5,093
Non-interest income	859	175	129	(2)	1,161
Total net revenue (loss)	3,904	1,614	688	48	6,254
Provision (benefit) for credit losses	1,261	204	128	(1)	1,592
Non-interest expense	1,883	1,006	343	63	3,295
Income (loss) from continuing operations before income taxes	760	404	217	(14)	1,367
Income tax provision (benefit)	276	147	79	(78)	424
Income (loss) from continuing operations, net of tax	$484	$257	$138	$64	$943
Loans held for investment	$96,904	$71,415	$66,202	$82	$234,603
Deposits	0	176,340	34,281	10,438	221,059

	Three Months Ended June 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (expense)	$2,633	$1,444	$466	$(6)	$4,537
Non-interest income	845	196	123	(29)	1,135
Total net revenue (loss)	3,478	1,640	589	(35)	5,672
Provision (benefit) for credit losses	895	185	49	0	1,129
Non-interest expense	1,857	998	270	182	3,307
Income (loss) from continuing operations before income taxes	726	457	270	(217)	1,236
Income tax provision (benefit)	263	166	98	(143)	384
Income (loss) from continuing operations, net of tax	$463	$291	$172	$(74)	$852
Loans held for investment	$87,203	$71,176	$51,231	$95	$209,705
Deposits	0	170,321	32,909	5,550	208,780

132	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (expense)	$6,078	$2,859	$1,096	$116	$10,149
Non-interest income	1,706	366	247	6	2,325
Total net revenue (loss)	7,784	3,225	1,343	122	12,474
Provision (benefit) for credit losses	2,332	434	356	(3)	3,119
Non-interest expense	3,746	1,996	665	111	6,518
Income (loss) from continuing operations before income taxes	1,706	795	322	14	2,837
Income tax provision (benefit)	613	289	117	(143)	876
Income (loss) from continuing operations, net of tax	$1,093	$506	$205	$157	$1,961
Loans held for investment	$96,904	$71,415	$66,202	$82	$234,603
Deposits	0	176,340	34,281	10,438	221,059

	Six Months Ended June 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (expense)	$5,299	$2,878	$927	$9	$9,113
Non-interest income	1,661	354	237	(46)	2,206
Total net revenue (loss)	6,960	3,232	1,164	(37)	11,319
Provision (benefit) for credit losses	1,564	391	109	0	2,064
Non-interest expense	3,633	1,968	542	213	6,356
Income (loss) from continuing operations before income taxes	1,763	873	513	(250)	2,899
Income tax provision (benefit)	632	316	186	(221)	913
Income (loss) from continuing operations, net of tax	$1,131	$557	$327	$(29)	$1,986
Loans held for investment	$87,203	$71,176	$51,231	$95	$209,705
Deposits	0	170,321	32,909	5,550	208,780
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

133	Capital One Financial Corporation (COF)

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Letters of Credit, Loss Sharing Agreements and Other Obligations
We issue letters of credit (financial standby, performance standby and commercial) to meet the financing needs of our customers. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. These collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and the results of these reviews are considered in assessing the adequacy of our allowance for loan and lease losses.
We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $1.9 billion as of June 30, 2016 and December 31, 2015, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets was $4 million and $3 million as of June 30, 2016 and December 31, 2015, respectively. These financial guarantees had expiration dates ranging from 2016 to 2025 as of June 30, 2016.
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with the GSE upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $43 million and $40 million as of June 30, 2016 and December 31, 2015, respectively.
In certain securitizations in connection with the discontinued manufactured housing operations of GreenPoint Credit, LLC, the third party servicer has an obligation to exercise mandatory clean-up calls. In the event the third party servicer does not fulfill its obligation to exercise these clean-up calls, the obligation reverts to us. The amount of loan receivables and other assets subject to these clean-up calls is approximately $420 million. Based on our current projections, we expect these securitizations to reach their individual clean-up call thresholds beginning in 2017 and continuing through 2019. According to current information and estimates, we also expect the fair value of the loan receivables and other assets to be less than the contractual amount required to exercise the clean-up calls. We monitor the underlying assets for trends in delinquencies and related losses and review the third party servicer’s financial strength. As of June 30, 2016, our best estimate is that any reasonably possible future losses associated with these clean-up call obligations are not significant to the Company’s financial position.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle unfair relationship PPI complaints covered by s.140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”).  The industry consultation period ended in February 2016, and we await the final rules to be issued by the FCA.

In determining our best estimate of incurred losses for future remediation payments, management considers numerous factors, including (i) the number of customer complaints we expect in the future; (ii) our expectation of upholding those complaints; (iii) the expected number of complaints customers escalate to the FOS; (iv) our expectation of the FOS upholding such escalated complaints; (v) the number of complaints that fall under the s.140A of the Consumer Credit Act; and (vi) the estimated remediation payout to customers. We monitor these factors each quarter and adjust our reserves to reflect the latest data.

134	Capital One Financial Corporation (COF)

Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $176 million as of both June 30, 2016 and December 31, 2015. In the second quarter of 2016, we added $54 million to our reserve primarily because of an increase in our claims rate assumption. Other movements to the reserve were a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of June 30, 2016 is approximately $250 million.
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
Each of these subsidiaries may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others). The subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans, taking into account any recoveries on the collateral. In some instances, rather than repurchase the loans, a subsidiary may agree to make cash payments to make a purchaser whole on losses or to settle repurchase claims, possibly including claims for attorneys’ fees and interest. In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of certain breaches of representations and warranties.
These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase-related requests and other related claims.
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of June 30, 2016 and December 31, 2015:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	June 30, 2016	December 31, 2015	Total	2008	2007	2006	2005
GSEs	$2	$2	$11	$1	$4	$3	$3
Insured Securitizations	3	4	20	0	2	8	10
Uninsured Securitizations and Other	13	14	80	3	15	30	32
Total	$18	$20	$111	$4	$21	$41	$45
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

135	Capital One Financial Corporation (COF)

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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $18 billion in unpaid principal balance remains outstanding as of June 30, 2016, of which approximately $3 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.4 billion original principal balance of mortgage loans as of June 30, 2016, flat from December 31, 2015. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands for vintages after 2007, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (All Entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
Gross new demands received	23	0	23	46
Loans repurchased/made whole	(17)	0	(1)	(18)
Demands rescinded	(21)	(115)	(1,054)	(1,190)
Open claims as of December 31, 2015	1	534	815	1,350
Gross new demands received	9	0	12	21
Loans repurchased/made whole	(3)	0	0	(3)
Demands rescinded	(1)	0	(1)	(2)
Open claims as of June 30, 2016	$6	$534	$826	$1,366
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

136	Capital One Financial Corporation (COF)

The following table summarizes changes in our representation and warranty reserve for the three and six months ended June 30, 2016 and 2015:
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Representation and warranty reserve, beginning of period	$613	$673	$610	$731
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(1)	(9)	(2)	(8)
Recorded in discontinued operations	2	(27)	5	(46)
Total provision (benefit) for mortgage representation and warranty losses	1	(36)	3	(54)
Net realized recoveries (losses)	0	(1)	1	(41)
Representation and warranty reserve, end of period	$614	$636	$614	$636
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as of June 30, 2016 and December 31, 2015:
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	June 30, 2016	December 31, 2015
Selected period-end data:
Active Insured Securitizations and GSEs	$483	$480	$27
Inactive Insured Securitizations and Others	131	130	84
Total(2)	$614	$610	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability includes an immaterial amount related to loans that were originated after 2008.
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

137	Capital One Financial Corporation (COF)

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
The aggregate reserve for all three subsidiaries totaled $614 million as of June 30, 2016, compared to $610 million as of December 31, 2015. We recorded a net provision for mortgage representation and warranty losses of $3 million (which includes a benefit of $2 million before taxes in continuing operations and a provision of $5 million before taxes in discontinued operations) in the first six months of 2016.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of June 30, 2016 is approximately $1.5 billion, a decrease from our $1.6 billion estimate at December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation. The estimate as of June 30, 2016 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
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

138	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation and the Federal Housing Finance Agency (“FHFA”) Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2016 is approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (“Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the district court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014 and argued before the court on September 28, 2015. On June 30, 2016, the Second Circuit Court of Appeals vacated the district court’s certification of the class, reversed approval of the proposed class settlement, and remanded the litigation to the district court for further proceedings, ruling that some of the merchants that were part of the proposed class settlement were not adequately represented. Because the Second Circuit ruling remands the litigation to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Several merchant plaintiffs also opted out of the class settlement before it was overturned, some of which have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases are consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One. Separate settlement and judgment sharing agreements between Capital One, MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.

139	Capital One Financial Corporation (COF)

Mortgage Repurchase Litigation
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (“U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG but denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (“First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014. Therefore, the case is now proceeding with U.S. Bank as the sole plaintiff. On May 20, 2015, Lehman Brothers Holding, Inc. (“LBHI”) filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against U.S. Bank, Syncora and GreenPoint regarding bankruptcy proofs of claims filed by U.S. Bank and Syncora on the same securitization at issue in the U.S. Bank Litigation.
In May, June and July 2012, FHFA (acting as conservator for Freddie Mac) filed three summonses with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans (“FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest.
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

140	Capital One Financial Corporation (COF)

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
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations. IV voluntarily dismissed one of the patents against Capital One and in September 2015, the court granted summary judgment in favor of Capital One on the remaining four patents and dismissed IV’s claims. IV has appealed the dismissal of three of its claims to the Federal Circuit.
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

141	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

142	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2016.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April	2,516,715	$70.92	2,516,200	$447
May	2,194,034	70.60	2,186,235	292
June	4,340,437	67.90	4,301,347	—
Total	9,051,186	69.39	9,003,782
__________

(1)
Primarily represents repurchases of shares of common stock under the 2015 Stock Repurchase Program. Also includes 515 shares, 7,799 shares and 39,090 shares purchased in April, May and June, respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, we are required to disclose in our annual or quarterly reports, as applicable, whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Office of Foreign Assets Control (“OFAC”) regulations and other legal authorities provide exemptions for certain activities involving Iran. However, disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with OFAC or other applicable U.S. law.
During the period covered by this report, we learned from the credit card network that processed these transactions that, between November 2013 and June 2015, COBNA authorized three credit card transactions with Iran Air, which was designated pursuant to Executive Order 13382, for three customers in France, Austria and Malaysia totaling $1,460.22. COBNA had negligible gross revenues and net profits attributable to these transactions. We believe that these transactions were not prohibited under applicable U.S. law. Iran Air is no longer designated pursuant to Order 13382 as of January 16, 2016 and we are not required to provide this disclosure regarding transactions with Iran Air after such date; however, we may in the future engage in similar transactions for our credit card customers to the extent permitted by U.S. law.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

143	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 29, 2016	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

144	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED JUNE 30, 2016
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

3.3.6
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G, dated July 28, 2016 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed July 29, 2016).

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

10.1*	Form of Restricted Stock Unit Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan.
10.2*	Restricted Stock Award Agreement granted to Richard Scott Blackley under the Second Amended and Restated 2004 Stock Incentive Plan, dated May 9, 2016.
10.3*	Amendment 1 to Restricted Stock Award Agreement granted to Stephen S. Crawford under the Second Amended and Restated 2004 Stock Incentive Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

145	Capital One Financial Corporation (COF)