Form 10-Q
period 2016-09-30
CAPITAL ONE FINANCIAL CORP
filed 2016-11-03
CIK 927628

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
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of October 31, 2016, there were 482,301,385 shares of the registrant’s Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of September 30, 2016 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2015 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2016, our principal subsidiaries included:

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
On October 3, 2016, we announced that we have entered into a 10-year program agreement to become the exclusive issuing partner of co-branded credit cards to Cabela’s customers. In connection with this credit card program, we have entered into a definitive agreement under which we will acquire the credit card operations from Cabela’s, including approximately $5.2 billion in credit card receivables and other assets and approximately $5.0 billion in associated funding liabilities. This transaction is subject to the satisfaction of customary closing conditions, including receipt of various regulatory approvals and the approval of the stockholders of Cabela’s. In determining whether to approve the proposed acquisition, the Office of the Comptroller of the Currency (“OCC”) will consider, among other factors, the convenience and needs of the communities we serve and our effectiveness in combating money laundering, including the acceptability to the OCC of our progress in addressing the requirements of the consent order with the OCC that we previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. We cannot be certain when or if, or on what terms and conditions, required regulatory approvals will be granted to complete the acquisition.
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
We had no significant acquisitions or dispositions in the first nine months of 2016.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the third quarter and first nine months of 2016 and 2015 and selected comparative balance sheet data as of September 30, 2016 and December 31, 2015. We also provide selected key metrics we use in evaluating our performance including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2016	2015	Change	2016	2015	Change
Income statement
Net interest income	$5,277	$4,760	11%	$15,426	$13,873	11%
Non-interest income	1,184	1,140	4	3,509	3,346	5
Total net revenue	6,461	5,900	10	18,935	17,219	10
Provision for credit losses	1,588	1,092	45	4,707	3,156	49
Non-interest expense:
Marketing	393	418	(6)	1,236	1,180	5
Amortization of intangibles	89	106	(16)	285	327	(13)
Operating expenses	2,879	2,636	9	8,358	8,009	4
Total non-interest expense	3,361	3,160	6	9,879	9,516	4
Income from continuing operations before income taxes	1,512	1,648	(8)	4,349	4,547	(4)
Income tax provision	496	530	(6)	1,372	1,443	(5)
Income from continuing operations, net of tax	1,016	1,118	(9)	2,977	3,104	(4)
Income (loss) from discontinued operations, net of tax	(11)	(4)	175	(17)	26	**
Net income	1,005	1,114	(10)	2,960	3,130	(5)
Dividends and undistributed earnings allocated to participating securities	(6)	(6)	—	(18)	(16)	13
Preferred stock dividends	(37)	(29)	28	(139)	(90)	54
Net income available to common stockholders	$962	$1,079	(11)	$2,803	$3,024	(7)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$1.94	$2.01	(3)%	$5.50	$5.49	—
Income (loss) from discontinued operations	(0.02)	(0.01)	**	(0.03)	0.05	**
Net income per basic common share	$1.92	$2.00	(4)	$5.47	$5.54	(1)%
Diluted earnings per common share:
Net income from continuing operations	$1.92	$1.99	(4)	$5.45	$5.43	—
Income (loss) from discontinued operations	(0.02)	(0.01)	**	(0.03)	0.05	**
Net income per diluted common share	$1.90	$1.98	(4)	$5.42	$5.48	(1)
Weighted-average common shares outstanding (in millions):
Basic	501.1	540.6	(7)%	512.0	545.5	(6)%
Diluted	505.9	546.3	(7)	516.8	551.9	(6)
Common shares outstanding (period-end, in millions)	489.2	534.9	(9)	489.2	534.9	(9)
Dividends paid per common share	$0.40	$0.40	—	$1.20	$1.10	9
Tangible book value per common share (period-end)(1)	59.00	54.66	8	59.00	54.66	8
Balance sheet (average balances)
Loans held for investment	$235,843	$211,227	12%	$231,004	$207,608	11%
Interest-earning assets	310,987	283,082	10	304,423	279,388	9
Total assets	343,153	313,822	9	336,539	310,146	9
Interest-bearing deposits	196,913	185,800	6	195,565	184,258	6
Total deposits	222,251	210,974	5	220,864	209,334	6
Borrowings	60,708	45,070	35	56,292	44,264	27
Common equity	45,314	45,407	—	45,578	44,956	1
Total stockholders’ equity	49,033	48,456	1	49,015	47,376	3

3	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2016	2015	Change		2016	2015	Change
Selected performance metrics
Purchase volume(2)	$78,106	$69,875	12%		$224,314	$195,817	15%
Total net revenue margin(3)	8.31%	8.34%	(3	)bps	8.29%	8.22%	7	bps
Net interest margin(4)	6.79	6.73	6		6.76	6.62	14
Return on average assets	1.18	1.43	(25)		1.18	1.33	(15)
Return on average tangible assets(5)	1.24	1.50	(26)		1.24	1.40	(16)
Return on average common equity(6)	8.59	9.54	(95)		8.25	8.89	(64)
Return on average tangible common equity (“TCE”)(7)	13.06	14.33	(127)		12.54	13.46	(92)
Equity-to-assets ratio(8)	14.29	15.44	(115)		14.56	15.28	(72)
Non-interest expense as a percentage of average loans held for investment(9)	5.70	5.98	(28)		5.70	6.11	(41)
Efficiency ratio(10)	52.02	53.56	(154)		52.17	55.26	(309)
Effective income tax rate from continuing operations	32.8	32.2	60		31.5	31.7	(20)
Net charge-offs	$1,240	$890	39%		$3,573	$2,617	37%
Net charge-off rate(11)	2.10%	1.69%	41	bps	2.06%	1.68%	38	bps

(Dollars in millions, except as noted)	September 30, 2016	December 31, 2015	Change
Balance sheet (period-end)
Loans held for investment	$238,019	$229,851	4%
Interest-earning assets	313,431	302,007	4
Total assets	345,061	334,048	3
Interest-bearing deposits	200,416	191,874	4
Total deposits	225,981	217,721	4
Borrowings	59,820	59,115	1
Common equity	44,336	43,990	1
Total stockholders’ equity	48,213	47,284	2
Credit quality metrics
Allowance for loan and lease losses	$6,258	$5,130	22%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.63%	2.23%	40	bps
30+ day performing delinquency rate	2.71	2.69	2
30+ day delinquency rate	3.04	3.00	4
Capital ratios
Common equity Tier 1 capital(12)	10.6%	11.1%	(50	)bps
Tier 1 capital(12)	12.0	12.4	(40)
Total capital(12)	14.7	14.6	10
Tier 1 leverage(12)	10.1	10.6	(50)
Tangible common equity(13)	8.8	8.9	(10)
Supplementary leverage(12)	8.7	9.2	(50)
Other
Employees (period end, in thousands)	46.5	45.4	2%
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

(8)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(9)	Calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.

(10)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(11)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

(12)	Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provision. See “MD&A—Capital Management” for additional information.

(13)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Change is not meaningful.

5	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $1.0 billion ($1.90 per diluted common share) on total net revenue of $6.5 billion and net income of $3.0 billion ($5.42 per diluted common share) on total net revenue of $18.9 billion for the third quarter and first nine months of 2016, respectively. In comparison, we reported net income of $1.1 billion ($1.98 per diluted common share) on total net revenue of $5.9 billion and net income of $3.1 billion ($5.48 per diluted common share) on total net revenue of $17.2 billion for the third quarter and first nine months of 2015, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach including transition provisions was 10.6% and 11.1% as of September 30, 2016 and December 31, 2015, respectively. See “MD&A—Capital Management” below for additional information.
On June 29, 2016, we announced that our Board of Directors authorized the repurchase of up to $2.5 billion of shares of our common stock (“2016 Stock Repurchase Program”) from the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the third quarter of 2016, we repurchased approximately $1.2 billion of common stock as part of the 2016 Stock Repurchase Program and expect to complete the 2016 Stock Repurchase Program by the end of the second quarter of 2017. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2016. These highlights are generally based on a comparison between the results of the third quarter and first nine months of 2016 and 2015, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2016 compared to our financial condition and credit performance as of December 31, 2015. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•
Earnings: Our net income decreased by $109 million to $1.0 billion in the third quarter of 2016, compared to the third quarter of 2015, and decreased by $170 million to $3.0 billion in the first nine months of 2016, compared to the first nine months of 2015. The decreases were primarily due to (i) higher provision for credit losses driven by higher charge-offs in our credit card, taxi medallion, and oil and gas lending portfolios, as well as a larger allowance build in our credit card loan portfolio; and (ii) higher operating expenses associated with loan growth and continued investments in technology and infrastructure. These higher expenses were partially offset by (i) higher interest income due to growth in our credit card and commercial loan portfolios; and (ii) higher non-interest income attributable to higher net interchange fees driven by higher purchase volume, partially offset by lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.

•
Loans Held for Investment: Loans held for investment increased by $8.2 billion to $238.0 billion as of September 30, 2016 from December 31, 2015 primarily driven by growth in our auto, commercial and credit card loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and seasonal paydowns in our credit card loan portfolio. Average loans held for investment increased by $24.6 billion to $235.8 billion in the third quarter of 2016 compared to the third quarter of 2015, and increased by $23.4 billion to $231.0 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily driven by continued growth in our commercial, credit card and auto loan portfolios, including loans acquired from the HFS acquisition, partially offset by the planned run-off of our acquired home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 41 basis points to 2.10% in the third quarter of 2016 compared to the third quarter of 2015, and increased by 38 basis points to 2.06% in the first nine months of 2016 compared to the first nine months of 2015, primarily due to growth and seasoning of recent credit card loan originations and rising losses in our taxi medallion and oil and gas lending portfolios within our Commercial Banking business. Our 30+ day delinquency rate increased by 4 basis points to 3.04% as of September 30, 2016 from December 31, 2015, primarily due to higher delinquencies resulting from recent growth and seasoning of credit card loan originations, partially offset by continued growth in our domestic card and auto loan portfolios. We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

6	Capital One Financial Corporation (COF)

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $1.1 billion to $6.3 billion as of September 30, 2016 from December 31, 2015, and the allowance coverage ratio increased by 40 basis points to 2.63% as of September 30, 2016 from December 31, 2015. The increases were primarily driven by (i) a higher domestic card allowance due to continued portfolio growth, the effects of growth and subprime mix, and slightly higher expected credit losses in 2017 for portions of our credit card portfolio collectively leading to an increased overall loss rate; (ii) continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios in our Commercial Banking business; and (iii) continued auto loan growth and the effects of growth leading to an increased overall loss rate.

7	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 2 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the third quarter and first nine months of 2016 and 2015. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2015 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the United States of America (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended September 30,
	2016				2015
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,029	62%	$555	54%	$3,724	63%	$670	60%
Consumer Banking	1,673	26	244	24	1,617	27	273	25
Commercial Banking(3)	711	11	191	19	562	10	137	12
Other(4)	48	1	26	3	(3)	—	38	3
Total	$6,461	100%	$1,016	100%	$5,900	100%	$1,118	100%

	Nine Months Ended September 30,
	2016				2015
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$11,813	62%	$1,648	56%	$10,684	62%	$1,801	58%
Consumer Banking	4,898	26	750	25	4,849	28	830	27
Commercial Banking(3)	2,054	11	396	13	1,726	10	464	15
Other(4)	170	1	183	6	(40)	—	9	—
Total	$18,935	100%	$2,977	100%	$17,219	100%	$3,104	100%
__________

(1)	Total net revenue (loss) consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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

Credit Card: Our Credit Card business generated net income from continuing operations of $555 million and $1.6 billion in the third quarter and first nine months of 2016, respectively, compared to net income from continuing operations of $670 million and $1.8 billion in the third quarter and first nine months of 2015, respectively. The decreases in net income were primarily due to (i) higher provision for credit losses driven by higher charge-offs due to continued loan growth and portfolio seasoning, and a larger allowance build due to continued portfolio growth, the effects of growth and subprime mix, and slightly higher expected credit losses in 2017 for portions of our credit card portfolio collectively leading to an increased overall loss rate; (ii) higher operating expenses associated with loan growth as well as continuing digital investments; and (iii) lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016. These drivers were partially offset by higher net interest income primarily driven by loan growth, and an increase in interchange fees driven by higher purchase volume, net of rewards expense from the continued expansion of our rewards franchise and adjustments to our customer rewards liability. Period-end loans held for investment increased by $3.1 billion to $99.2 billion as of September 30, 2016 from December 31, 2015, primarily due to continued loan growth in our Domestic Card business.

8	Capital One Financial Corporation (COF)

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $244 million and $750 million in the third quarter and first nine months of 2016, respectively, compared to net income from continuing operations of $273 million and $830 million in the third quarter and first nine months of 2015, respectively. The decreases in net income were primarily attributable to (i) higher provision for credit losses primarily driven by a larger allowance build in our auto loan portfolio due to continued loan growth, as well as higher charge-offs; and (ii) higher operating expenses driven by growth in our auto loan portfolio and increased marketing expenses. These drivers were partially offset by higher revenue primarily attributable to growth in our auto loan portfolio. Period-end loans held for investment increased by $1.9 billion to $72.3 billion as of September 30, 2016 from December 31, 2015, driven by growth in our auto loan portfolio, partially offset by the planned run-off of our acquired home loan portfolio.
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $191 million and $396 million in the third quarter and first nine months of 2016, respectively, compared to net income from continuing operations of $137 million and $464 million in the third quarter and first nine months of 2015, respectively. The increase in net income in the third quarter of 2016 was primarily attributable to (i) higher revenue driven by loan growth, including loans acquired in the HFS acquisition; and (ii) lower provision for credit losses primarily driven by lower exposure reducing our reserve for unfunded lending commitments, while higher charge-offs in our taxi medallion and oil and gas lending portfolios drove a corresponding allowance reduction. These were partially offset by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business. The decrease in net income in the first nine months of 2016 was primarily attributable to (i) higher provision for credit losses due to higher charge-offs and a larger allowance build, both a result of continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios; and (ii) higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business. These expenses were partially offset by higher net interest income driven by loan growth, including loans acquired in the HFS acquisition. Period-end loans held for investment increased by $3.2 billion to $66.5 billion as of September 30, 2016 from December 31, 2015, driven by growth in our commercial loan portfolios.
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
We have improved efficiency by growing revenues and tightly managing costs across the company, realizing analog cost savings and other efficiency gains as we become more digital. Even with the expected significant seasonal increase in non-interest expenses in the fourth quarter, we expect that our full-year 2016 efficiency ratio, excluding adjusting items, will be substantially lower than full-year 2015. We expect that our near-term annual efficiency ratio, excluding adjusting items, will be in the 52%s, with a reasonable margin of volatility. Over the longer term, we continue to believe that we should achieve gradual efficiency improvement, driven by growth and productivity gains.
Changing customer needs and preferences in our retail deposit businesses are driving changes to the function, format and number of our branches. Like many banks, we have been optimizing the format and number of our branches to better meet our evolving customer needs. Year-to-date, we have recognized approximately $106 million of the $160 million in expected costs for 2016. The majority of these costs appear in the “Other” category. We expect bank optimization costs to continue in 2017.

9	Capital One Financial Corporation (COF)

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2016 capital plan, our board has authorized repurchases of up to $2.5 billion of common stock through the end of the second quarter of 2017. We reduced our net share count by 17 million shares in the third quarter of 2016. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the full-year 2016 charge-off rate to be around 4.15%. We expect the full-year 2017 charge-off rate will be in the mid-four percent range, with quarterly seasonal variability. Loan growth coupled with our expectations for a rising charge-off rate drove an allowance build in the current quarter, and we expect these same factors to drive allowance additions going forward. The impact of the upward pressure on delinquencies and charge-offs as new loans season and become a larger portion of our overall portfolio is expected to peak in 2016 and have a diminishing effect in 2017 and only a modest effect beyond that.
Consumer Banking: In our Consumer Banking business, we expect that decreasing margins and modestly rising charge-offs in the auto finance business, as well as continued planned mortgage run-off in our acquired home loan portfolio will negatively affect Consumer Banking revenues, efficiency ratio and net income, even as we continue to tightly manage costs.
Commercial Banking: We have experienced increases in average loans and average deposits year-over-year in our Commercial Banking business. Credit pressures continue to be focused in our oil and gas and taxi medallion lending portfolios.

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

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2016 and 2015. Following this section, we provide a discussion of our business segment results. You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the third quarter and first nine months of 2016 and 2015.
Table 3: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$89,754	$3,302	14.72%	$80,678	$2,884	14.30%
International credit card	8,252	296	14.35	8,048	299	14.86
Total credit card	98,006	3,598	14.68	88,726	3,183	14.35
Consumer banking	71,957	1,150	6.39	71,374	1,113	6.24
Commercial banking(3)	67,028	584	3.49	51,879	416	3.21
Other	76	51	268.42	97	41	169.07
Total loans, including loans held for sale	237,067	5,383	9.08	212,076	4,753	8.96
Investment securities	66,291	386	2.33	63,541	386	2.43
Cash equivalents and other interest-earning assets	7,629	25	1.31	7,465	25	1.34
Total interest-earning assets	310,987	5,794	7.45	283,082	$5,164	7.30
Cash and due from banks	3,182			2,907
Allowance for loan and lease losses	(5,883)			(4,671)
Premises and equipment, net	3,655			3,698
Other assets	31,212			28,806
Total assets	$343,153			$313,822
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$196,913	$306	0.62	$185,800	$271	0.58
Securitized debt obligations	17,389	56	1.29	14,881	39	1.05
Senior and subordinated notes	22,342	121	2.17	20,806	82	1.58
Other borrowings and liabilities	21,840	34	0.62	10,114	12	0.47
Total interest-bearing liabilities	258,484	517	0.80	$231,601	$404	0.70
Non-interest-bearing deposits	25,338			25,174
Other liabilities	10,298			8,591
Total liabilities	294,120			265,366
Stockholders’ equity	49,033			48,456
Total liabilities and stockholders’ equity	$343,153			$313,822
Net interest income/spread		$5,277	6.65		$4,760	6.60
Impact of non-interest-bearing funding			0.14			0.13
Net interest margin			6.79%			6.73%

12	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)	Average Balance	Interest Income/ Expense(1)(2)	Average Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$87,026	$9,468	14.51%	$77,235	$8,191	14.14%
International credit card	8,164	943	15.40	7,946	876	14.70
Total credit card	95,190	10,411	14.58	85,181	9,067	14.19
Consumer banking	71,192	3,354	6.28	71,528	3,354	6.25
Commercial banking(3)	65,600	1,691	3.44	51,631	1,250	3.23
Other	82	160	260.16	104	153	196.15
Total loans, including loans held for sale	232,064	15,616	8.97	208,444	13,824	8.84
Investment securities	65,735	1,206	2.45	63,500	1,174	2.47
Cash equivalents and other interest-earning assets	6,624	60	1.21	7,444	77	1.38
Total interest-earning assets	304,423	16,882	7.39	279,388	15,075	7.19
Cash and due from banks	3,222			2,928
Allowance for loan and lease losses	(5,481)			(4,485)
Premises and equipment, net	3,647			3,704
Other assets	30,728			28,611
Total assets	$336,539			$310,146
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$195,565	$881	0.60	$184,258	$814	0.59
Securitized debt obligations	15,997	151	1.26	13,233	108	1.09
Senior and subordinated notes	22,019	338	2.05	20,580	241	1.56
Other borrowings and liabilities	19,099	86	0.60	11,214	39	0.46
Total interest-bearing liabilities	252,680	1,456	0.77	229,285	1,202	0.70
Non-interest-bearing deposits	25,299			25,076
Other liabilities	9,545			8,409
Total liabilities	287,524			262,770
Stockholders’ equity	49,015			47,376
Total liabilities and stockholders’ equity	$336,539			$310,146
Net interest income/spread		$15,426	6.62		$13,873	6.49
Impact of non-interest-bearing funding			0.14			0.13
Net interest margin			6.76%			6.62%
__________

(1)
Past due fees included in interest income totaled approximately $390 million and $1.1 billion in the third quarter and first nine months of 2016, respectively, and $373 million and $1.1 billion in the third quarter and first nine months of 2015, respectively.

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

13	Capital One Financial Corporation (COF)

Net interest income increased by $517 million to $5.3 billion in the third quarter of 2016 compared to the third quarter of 2015, and increased by $1.6 billion to $15.4 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily driven by growth in our credit card and commercial loan portfolios, including loans acquired from the HFS acquisition. Net interest margin increased by 6 basis points to 6.79% in the third quarter of 2016 and increased by 14 basis points to 6.76% in the first nine months of 2016, primarily driven by continued growth in our credit card loan portfolio and the planned run-off of our acquired home loan portfolio in our Consumer Banking business, partially offset by (i) the impact of loans acquired from the HFS acquisition in our Commercial Banking business, which generally have lower net interest margins compared to our total company portfolio and (ii) margin compression in our auto loan portfolio.
Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$415	$339	$76	$1,344	$1,089	$255
Consumer banking	37	9	28	—	(16)	16
Commercial banking(2)	168	129	39	441	355	86
Other	10	(9)	19	7	(32)	39
Total loans, including loans held for sale	630	468	162	1,792	1,396	396
Investment securities	—	16	(16)	32	41	(9)
Cash equivalents and other interest-earning assets	—	1	(1)	(17)	(8)	(9)
Total interest income	630	485	145	1,807	1,429	378
Interest expense:
Deposits	35	17	18	67	51	16
Securitized debt obligations	17	7	10	43	24	19
Senior and subordinated notes	39	6	33	97	18	79
Other borrowings and liabilities	22	17	5	47	32	15
Total interest expense	113	47	66	254	125	129
Net interest income	$517	$438	$79	$1,553	$1,304	$249
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

14	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest income for the third quarter and first nine months of 2016 and 2015.
Table 5: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Interchange fees, net	$603	$555	$1,815	$1,618
Service charges and other customer-related fees	387	423	1,162	1,289
Net other-than-temporary impairment recognized in earnings	—	(5)	(10)	(27)
Other non-interest income:
Benefit (provision) for mortgage representation and warranty losses(1)	—	7	2	15
Net gains (losses) from the sale of investment securities	1	3	3	4
Net fair value gains (losses) on free-standing derivatives	39	25	91	47
Other	154	132	446	400
Total other non-interest income	194	167	542	466
Total non-interest income	$1,184	$1,140	$3,509	$3,346
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

Non-interest income increased by $44 million to $1.2 billion in the third quarter of 2016 compared to the third quarter of 2015, and increased by $163 million to $3.5 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily driven by an increase in interchange fees driven by higher purchase volume in our Credit Card business, net of rewards expense from the continued expansion of our rewards franchise and adjustments to our customer rewards liability, partially offset by lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.6 billion and $4.7 billion in the third quarter and first nine months of 2016, respectively, compared to $1.1 billion and $3.2 billion in the third quarter and first nine months of 2015, respectively. The provision for credit losses as a percentage of net interest income was 30.1% and 30.5% in the third quarter and first nine months of 2016, respectively, compared to 22.9% and 22.7% in the third quarter and first nine months of 2015, respectively.
The increase in the provision for credit losses in the third quarter of 2016 compared to the third quarter of 2015 was primarily driven by higher charge-offs as well as a larger allowance build in our credit card loan portfolio due to continued portfolio growth, the effects of growth and subprime mix, and slightly higher expected credit losses in 2017 for portions of our credit card portfolio collectively leading to an increased overall loss rate. The increase in provision in the first nine months of 2016 compared to the first nine months of 2015 was primarily driven by (i) higher charge-offs as well as a larger allowance build in our credit card loan portfolio due to continued portfolio growth, the effects of growth and subprime mix, and slightly higher expected credit losses in 2017 for portions of our credit card portfolio collectively leading to an increased overall loss rate; and (ii) higher charge-offs and a larger allowance build in our commercial loan portfolio as a result of continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios.
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
Table 6 displays the components of non-interest expense for the third quarter and first nine months of 2016 and 2015.
Table 6: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Salaries and associate benefits	$1,317	$1,189	$3,866	$3,760
Occupancy and equipment	499	444	1,422	1,318
Marketing	393	418	1,236	1,180
Professional services	296	313	878	943
Communications and data processing	252	226	757	636
Amortization of intangibles	89	106	285	327
Other non-interest expense:
Collections	76	79	234	249
Fraud losses	77	76	256	217
Bankcard, regulatory and other fee assessments	163	113	399	330
Other	199	196	546	556
Total other non-interest expense	515	464	1,435	1,352
Total non-interest expense	$3,361	$3,160	$9,879	$9,516
Non-interest expense increased by $201 million to $3.4 billion in the third quarter of 2016 compared to the third quarter of 2015, and increased by $363 million to $9.9 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily due to higher operating expenses associated with loan growth and continued investments in technology and infrastructure, as well as higher Federal Deposit Insurance Corporation (“FDIC”) surcharges and premiums.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Loss from discontinued operations, net of tax, was $11 million and $17 million in the third quarter and first nine months of 2016, respectively, compared to loss of $4 million and income of $26 million in the third quarter and first nine months of 2015, respectively. We recorded a provision net of tax for mortgage representation and warranty reserve of $11 million ($18 million before tax) and $14 million ($23 million before tax) in the third quarter and first nine months of 2016, respectively, compared to a provision net of tax of $2 million ($3 million before tax) and a benefit net of tax of $27 million ($43 million before tax) in the third quarter and first nine months of 2015, respectively.
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
Income Taxes
We recorded income tax provisions of $496 million (32.8% effective income tax rate) and $1.4 billion (31.5% effective income tax rate) in the third quarter and first nine months of 2016, respectively, compared to $530 million (32.2% effective income tax rate) and $1.4 billion (31.7% effective income tax rate) in the third quarter and first nine months of 2015, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.

16	Capital One Financial Corporation (COF)

The increase in our effective income tax rate in the third quarter of 2016, compared to the third quarter of 2015, was primarily due to a reduced benefit of lower taxed foreign earnings and an increase in discrete tax expense, partially offset by an increased relative benefit of tax exempt income and tax credits. The decrease in our effective income tax rate in the first nine months of 2016, compared to the first nine months of 2015, was primarily due to an increased relative benefit of tax exempt income and tax credits, largely offset by a reduced benefit of lower taxed foreign earnings and an increase in discrete tax expense.
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
Below we summarize our business segment results for the third quarter and first nine months of 2016 and 2015 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance metrics as of September 30, 2016, compared to December 31, 2015. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “MD&A—Executive Summary and Business Outlook.”
Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $555 million and $1.6 billion in the third quarter and first nine months of 2016, respectively, and $670 million and $1.8 billion in the third quarter and first nine months of 2015, respectively.

18	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$3,204	$2,866	12%		$9,282	$8,165	14%
Non-interest income	825	858	(4)		2,531	2,519	—
Total net revenue(1)	4,029	3,724	8		11,813	10,684	11
Provision (benefit) for credit losses	1,272	831	53		3,604	2,395	50
Non-interest expense	1,884	1,848	2		5,630	5,481	3
Income (loss) from continuing operations before income taxes	873	1,045	(16)		2,579	2,808	(8)
Income tax provision (benefit)	318	375	(15)		931	1,007	(8)
Income (loss) from continuing operations, net of tax	$555	$670	(17)		$1,648	$1,801	(8)
Selected performance metrics:
Average loans held for investment(2)	$98,016	$88,450	11		$95,139	$84,999	12
Average yield on loans held for investment(3)	14.68%	14.39%	29	bps	14.59%	14.22%	37	bps
Total net revenue margin(4)	16.44	16.84	(40)		16.56	16.76	(20)
Net charge-offs	$906	$655	38%		$2,805	$2,077	35%
Net charge-off rate	3.70%	2.96%	74	bps	3.93%	3.26%	67	bps
Purchased credit card relationship (“PCCR”) intangible amortization	$62	$78	(21)%		$199	$242	(18)%
Purchase volume(5)	78,106	69,875	12		224,314	195,817	15

(Dollars in millions)	September 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$99,201	$96,125	3%
30+ day performing delinquency rate	3.65%	3.36%	29	bps
30+ day delinquency rate	3.69	3.40	29
Nonperforming loan rate	0.04	0.06	(2)
Allowance for loan and lease losses	$4,445	$3,654	22%
Allowance coverage ratio(6)	4.48%	3.80%	68	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $289 million and $761 million in the third quarter and first nine months of 2016, respectively, and by $195 million and $510 million in the third quarter and first nine months of 2015, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $365 million and $262 million as of September 30, 2016 and December 31, 2015, respectively.

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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2016, compared to the third quarter and first nine months of 2015, and changes in financial condition and credit performance between September 30, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income increased by $338 million to $3.2 billion in the third quarter of 2016, and increased by $1.1 billion to $9.3 billion in the first nine months of 2016, primarily driven by loan growth in our Domestic Card business.

•
Non-Interest Income: Non-interest income was slightly lower at $825 million and was substantially flat at $2.5 billion in the third quarter of 2016 and the first nine months of 2016, respectively, as an increase in interchange fees driven by higher purchase volume was largely offset by (i) higher rewards expense from the continued expansion of our rewards franchise and adjustments to our customer rewards liability; and (ii) lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.

•
Provision for Credit Losses: The provision for credit losses increased by $441 million to $1.3 billion in the third quarter of 2016, and increased by $1.2 billion to $3.6 billion in the first nine months of 2016, primarily driven by higher charge-offs due to continued loan growth and portfolio seasoning, and a larger allowance build due to continued portfolio growth, the effects of growth and subprime mix, and slightly higher expected credit losses in 2017 for portions of our credit card portfolio collectively leading to an increased overall loss rate.

•
Non-Interest Expense: Non-interest expense increased by $36 million to $1.9 billion in the third quarter of 2016, and increased by $149 million to $5.6 billion in the first nine months of 2016. The increase in the third quarter of 2016 was primarily attributable to higher operating expenses associated with loan growth as well as continuing digital investments, partially offset by operating efficiencies and lower marketing expenses. The increase in the first nine months of 2016 was primarily attributable to higher operating expenses associated with loan growth as well as continuing digital investments, partially offset by operating efficiencies and smaller builds in our U.K. Payment Protection Insurance Reserve (“PPI”) recorded in the first nine months of 2016 compared to the first nine months of 2015.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.1 billion to $99.2 billion as of September 30, 2016 from December 31, 2015, primarily due to continued loan growth in our Domestic Card business, net of expected seasonal paydowns. Average loans held for investment increased by $9.6 billion to $98.0 billion in the third quarter of 2016 compared to the third quarter of 2015, and increased by $10.1 billion to $95.1 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily due to growth across our domestic and international card loan portfolios, partially offset by the impact of foreign exchange rates in our international card loan portfolio driven by the strengthening of the U.S. dollar in the first nine months of 2016.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 74 basis points to 3.70% in the third quarter of 2016 compared to the third quarter of 2015, and increased by 67 basis points to 3.93% in the first nine months of 2016 compared to the first nine months of 2015, due to the seasoning of our domestic card portfolio growth. The 30+ day delinquency rate increased by 29 basis points to 3.69% as of September 30, 2016 from December 31, 2015 due to seasoning of our domestic card portfolio growth.

Domestic Card Business
Domestic Card generated net income from continuing operations of $527 million and $1.6 billion in the third quarter and first nine months of 2016, respectively, compared to net income from continuing operations of $639 million and $1.7 billion in the third quarter and first nine months of 2015, respectively. Over the third quarter and first nine months of 2016 as well as the third quarter and first nine months of 2015, Domestic Card accounted for greater than 90% of total net revenues of our Credit Card business, and greater than 90% of net income of our Credit Card business.

20	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$2,956	$2,613	13%		$8,481	$7,429	14%
Non-interest income	759	814	(7)		2,325	2,353	(1)
Total net revenue(1)	3,715	3,427	8		10,806	9,782	10
Provision (benefit) for credit losses	1,190	796	49		3,326	2,259	47
Non-interest expense	1,696	1,630	4		5,036	4,831	4
Income (loss) from continuing operations before income taxes	829	1,001	(17)		2,444	2,692	(9)
Income tax provision (benefit)	302	362	(17)		890	974	(9)
Income (loss) from continuing operations, net of tax	$527	$639	(18)		$1,554	$1,718	(10)
Selected performance metrics:
Average loans held for investment(2)	$89,763	$80,402	12		$86,974	$77,053	13
Average yield on loans held for investment(3)	14.71%	14.35%	36	bps	14.51%	14.17%	34	bps
Total net revenue margin(4)	16.55	17.05	(50)		16.57	16.93	(36)
Net charge-offs	$841	$619	36%		$2,602	$1,933	35%
Net charge-off rate	3.74%	3.08%	66	bps	3.99%	3.35%	64	bps
PCCR intangible amortization	$62	$78	(21)%		$199	$242	(18)%
Purchase volume(5)	71,331	63,777	12		204,998	178,000	15

(Dollars in millions)	September 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$90,955	$87,939	3%
30+ day delinquency rate	3.68%	3.39%	29	bps
Allowance for loan and lease losses	$4,079	$3,355	22%
Allowance coverage ratio(6)	4.49%	3.82%	67	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015, primarily driven by higher provision for credit losses and higher operating expenses associated with continued loan growth, partially offset by higher net interest income resulting from loan growth.

21	Capital One Financial Corporation (COF)

International Card Business
International Card generated net income from continuing operations of $28 million and $94 million in the third quarter and first nine months of 2016, respectively, compared to net income from continuing operations of $31 million and $83 million in the third quarter and first nine months of 2015, respectively. Net income was substantially flat in the third quarter of 2016 as lower operating and marketing expenses as well as a smaller build in our U.K. PPI Reserve in the third quarter of 2016 were offset by (i) an increase in the provision for credit losses due to higher charge-offs and an allowance build in the third quarter of 2016 compared to an allowance release in the third quarter of 2015; and (ii) the impact of foreign exchange rates driven by strengthening of the U.S. dollar. The increase in net income over the first nine months of 2016 was primarily attributable to (i) higher net interest income resulting from loan growth and higher loan yield due to changes in the product mix of the portfolio; (ii) smaller builds in our U.K. PPI Reserve in the first nine months of 2016 compared to the first nine months of 2015, which impacted both revenue and non-interest expense; and (iii) a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe. These drivers were partially offset by (i) higher provision for credit losses due to higher charge-offs and an allowance build during the first nine months of 2016 compared to an allowance release in the first nine months of 2015; and (ii) the impact of foreign exchange rates driven by strengthening of the U.S. dollar in the first nine months of 2016.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$248	$253	(2)%		$801	$736	9%
Non-interest income	66	44	50		206	166	24
Total net revenue	314	297	6		1,007	902	12
Provision (benefit) for credit losses	82	35	134		278	136	104
Non-interest expense	188	218	(14)		594	650	(9)
Income (loss) from continuing operations before income taxes	44	44	—		135	116	16
Income tax provision (benefit)	16	13	23		41	33	24
Income (loss) from continuing operations, net of tax	$28	$31	(10)		$94	$83	13
Selected performance metrics:
Average loans held for investment(1)	$8,253	$8,048	3		$8,165	$7,946	3
Average yield on loans held for investment(2)	14.36%	14.88%	(52	)bps	15.41%	14.70%	71	bps
Total net revenue margin(3)	15.24	14.77	47		16.45	15.14	131
Net charge-offs	$65	$36	81%		$203	$144	41%
Net charge-off rate	3.18%	1.80%	138	bps	3.32%	2.41%	91	bps
Purchase volume(4)	$6,775	$6,098	11%		$19,316	$17,817	8%

(Dollars in millions)	September 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(1)	$8,246	$8,186	1%
30+ day performing delinquency rate	3.33%	2.98%	35	bps
30+ day delinquency rate	3.74	3.46	28
Nonperforming loan rate	0.53	0.65	(12)
Allowance for loan and lease losses	$366	$299	22%
Allowance coverage ratio(5)	4.44%	3.66%	78	bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

22	Capital One Financial Corporation (COF)

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
Our Consumer Banking business generated net income from continuing operations of $244 million and $750 million in the third quarter and first nine months of 2016, respectively, and $273 million and $830 million in the third quarter and first nine months of 2015, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$1,472	$1,443	2%		$4,331	$4,321	—
Non-interest income	201	174	16		567	528	7%
Total net revenue	1,673	1,617	3		4,898	4,849	1
Provision (benefit) for credit losses	256	188	36		690	579	19
Non-interest expense	1,034	1,001	3		3,030	2,969	2
Income (loss) from continuing operations before income taxes	383	428	(11)		1,178	1,301	(9)
Income tax provision (benefit)	139	155	(10)		428	471	(9)
Income (loss) from continuing operations, net of tax	$244	$273	(11)		$750	$830	(10)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$45,355	$40,560	12		$43,647	$39,505	10
Home loan	22,852	26,934	(15)		23,819	28,217	(16)
Retail banking	3,520	3,603	(2)		3,540	3,578	(1)
Total consumer banking	$71,727	$71,097	1		$71,006	$71,300	—
Average yield on loans held for investment(2)	6.41%	6.25%	16	bps	6.29%	6.26%	3	bps
Average deposits	$177,402	$170,816	4%		$176,159	$170,500	3%
Average deposit interest rate	0.56%	0.56%	—		0.55%	0.57%	(2	)bps
Net charge-offs	$227	$203	12%		$556	$498	12%
Net charge-off rate	1.26%	1.14%	12	bps	1.04%	0.93%	11	bps
Net charge-off rate (excluding PCI loans)(3)	1.62	1.58	4		1.37	1.33	4
Auto loan originations	$6,804	$5,590	22%		$19,177	$16,208	18%

23	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$46,311	$41,549	11%
Home loan	22,448	25,227	(11)
Retail banking	3,526	3,596	(2)
Total consumer banking	$72,285	$70,372	3
30+ day performing delinquency rate	3.72%	4.05%	(33	)bps
30+ day performing delinquency rate (excluding PCI loans)(3)	4.74	5.50	(76)
30+ day delinquency rate	4.26	4.67	(41)
30+ day delinquency rate (excluding PCI loans)(3)	5.42	6.34	(92)
Nonperforming loan rate	0.71	0.79	(8)
Nonperforming loan rate (excluding PCI loans)(3)	0.90	1.08	(18)
Nonperforming asset rate(4)	0.98	1.10	(12)
Nonperforming asset rate (excluding PCI loans)(3)(4)	1.25	1.50	(25)
Allowance for loan and lease losses	$1,003	$868	16%
Allowance coverage ratio(5)(6)	1.39%	1.23%	16	bps
Deposits	$178,793	$172,702	4%
Loans serviced for others	8,018	7,530	6
__________

(1)
The period-end consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) with carrying values of $15.5 billion and $18.6 billion as of September 30, 2016 and December 31, 2015, respectively. The average balance of consumer banking loans held for investment includes PCI loans of $15.9 billion and $20.0 billion in the third quarter of 2016 and 2015, respectively, and $16.9 billion and $21.3 billion in the first nine months of 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

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

(6)
Excluding the impact of PCI home loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.48% and 1.72%, respectively, as of September 30, 2016, compared to 0.50% and 1.60%, respectively, as of December 31, 2015.

Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2016, compared to the third quarter and first nine months of 2015, and changes in financial condition and credit performance between September 30, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income increased by $29 million to $1.5 billion in the third quarter of 2016 and was substantially flat at $4.3 billion in the first nine months of 2016 as growth in our auto loan portfolio was largely offset by the planned run-off of our acquired home loan portfolio and margin compression in our auto loan portfolio.

Consumer Banking loan yield increased by 16 basis points to 6.4% and increased by 3 basis points to 6.3% in the third quarter and first nine months of 2016, respectively, compared to the third quarter and first nine months of 2015. The increases were primarily driven by changes in the product mix in Consumer Banking as a result of the planned run-off of our acquired home loan portfolio and growth in our auto loan portfolio, partially offset by declining yield in our auto loan portfolio. Average yield on auto loans decreased by 26 basis points and 39 basis points to 7.7% in the third quarter and first nine months of 2016, respectively. These decreases were primarily attributable to (i) a higher proportion of prime auto loans in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015; and (ii) continued competition that drove margin compression across the auto business. The average yield on the home loan portfolio increased by 22 basis points to 4.0% and increased by 3 basis points to 3.9% in the third quarter and first nine months of 2016, respectively.

24	Capital One Financial Corporation (COF)

•
Non-Interest Income: Non-interest income increased by $27 million to $201 million in the third quarter of 2016, primarily attributable to an increase in mortgage banking revenue. Non-interest income increased by $39 million to $567 million in the first nine months of 2016, primarily due to customer rewards liability releases in the first nine months of 2016 within the retail banking business related to the discontinuation of certain debit card and deposit products.

•
Provision for Credit Losses: The provision for credit losses increased by $68 million to $256 million in the third quarter of 2016, and increased by $111 million to $690 million in the first nine months of 2016, primarily driven by a larger allowance build in our auto loan portfolio due to continued loan growth, as well as higher charge-offs.

•
Non-Interest Expense: Non-interest expense increased by $33 million to $1.0 billion in the third quarter of 2016, and increased by $61 million to $3.0 billion in the first nine months of 2016, primarily due to higher operating expenses driven by growth in our auto loan portfolio and increased marketing expenses.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.9 billion to $72.3 billion as of September 30, 2016 from December 31, 2015, primarily due to growth in our auto loan portfolio, partially offset by the planned run-off of our acquired home loan portfolio. Average loans held for investment increased by $630 million to $71.7 billion in the third quarter of 2016 compared to the third quarter of 2015 primarily due to growth in our auto loan portfolio, partially offset by the planned run-off of our acquired home loan portfolio. Average loans held for investment decreased by $294 million to $71.0 billion in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the planned run-off of our acquired home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $6.1 billion to $178.8 billion as of September 30, 2016 from December 31, 2015, as a result of our continued focus on deposit relationships with existing customers and our ability to attract new customers.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 12 basis points to 1.26% in the third quarter of 2016 compared to the third quarter of 2015, and increased by 11 basis points to 1.04% in the first nine months of 2016 compared to the first nine months of 2015. The increases in the net charge-off rate reflect the greater portion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio. The 30+ day delinquency rate decreased by 41 basis points to 4.26% as of September 30, 2016 from December 31, 2015, primarily attributable to seasonally lower auto delinquency inventories.

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
Our Commercial Banking business generated net income from continuing operations of $191 million and $396 million in the third quarter and first nine months of 2016, respectively, and $137 million and $464 million in the third quarter and first nine months of 2015, respectively. Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

25	Capital One Financial Corporation (COF)

Table 9: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Selected income statement data:
Net interest income	$555	$454	22%		$1,651	$1,381	20%
Non-interest income	156	108	44		403	345	17
Total net revenue(1)	711	562	27		2,054	1,726	19
Provision (benefit) for credit losses(2)	61	75	(19)		417	184	127
Non-interest expense	349	272	28		1,014	814	25
Income (loss) from continuing operations before income taxes	301	215	40		623	728	(14)
Income tax provision (benefit)	110	78	41		227	264	(14)
Income (loss) from continuing operations, net of tax	$191	$137	39		$396	$464	(15)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$26,154	$23,305	12		$25,612	$23,092	11
Commercial and industrial	39,346	27,620	42		38,610	27,411	41
Total commercial lending	65,500	50,925	29		64,222	50,503	27
Small-ticket commercial real estate	534	667	(20)		565	712	(21)
Total commercial banking	$66,034	$51,592	28		$64,787	$51,215	27
Average yield on loans held for investment(1)(4)	3.50%	3.21%	29	bps	3.45%	3.23%	22	bps
Average deposits	$33,498	$32,806	2%		$33,778	$32,809	3%
Average deposit interest rate	0.30%	0.25%	5	bps	0.28%	0.25%	3	bps
Net charge-offs	$108	$33	**		$214	$43	**
Net charge-off rate	0.66%	0.26%	40	bps	0.44%	0.11%	33	bps

(Dollars in millions)	September 30, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$26,507	$25,518	4%
Commercial and industrial	39,432	37,135	6
Total commercial lending	65,939	62,653	5
Small-ticket commercial real estate	518	613	(15)
Total commercial banking	$66,457	$63,266	5
Nonperforming loan rate	1.50%	0.87%	63	bps
Nonperforming asset rate(5)	1.51	0.87	64
Allowance for loan and lease losses(2)	$808	$604	34%
Allowance coverage ratio(6)	1.22%	0.95%	27	bps
Deposits	$33,611	$34,257	(2)
Loans serviced for others(7)	20,957	17,643	19%
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

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $126 million and $161 million as of September 30, 2016 and December 31, 2015, respectively.

(3)
The period-end commercial banking loans held for investment include PCI loans with carrying value of $654 million and $958 million as of September 30, 2016 and December 31, 2015, respectively. The average balance of commercial banking loans held for investment includes PCI loans of $672 million and $133 million in the third quarter of 2016 and 2015, respectively, and $813 million and $153 million in the first nine months of 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

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
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2016, compared to the third quarter and first nine months of 2015, and changes in financial condition and credit performance between September 30, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income increased by $101 million to $555 million in the third quarter of 2016, and increased by $270 million to $1.7 billion in the first nine months of 2016, primarily driven by loan growth, including loans acquired in the HFS acquisition.

•
Non-Interest Income: Non-interest income increased by $48 million to $156 million in the third quarter of 2016, and increased by $58 million to $403 million in the first nine months of 2016, primarily driven by fee-based services and products attributable to our multifamily finance business.

•
Provision for Credit Losses: The provision for credit losses decreased by $14 million to $61 million in the third quarter of 2016, primarily driven by lower exposure reducing our reserve for unfunded lending commitments, while higher charge-offs in our taxi medallion and oil and gas lending portfolios drove a corresponding allowance reduction. The provision for credit losses increased by $233 million to $417 million in the first nine months of 2016, primarily driven by higher charge-offs and a larger allowance build, both primarily due to continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios.

•
Non-Interest Expense: Non-interest expense increased by $77 million to $349 million in the third quarter of 2016, and increased by $200 million to $1.0 billion in the first nine months of 2016, driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.2 billion to $66.5 billion as of September 30, 2016 from December 31, 2015 driven by growth in our commercial loan portfolios. Average loans held for investment increased by $14.4 billion to $66.0 billion in the third quarter of 2016 compared to the third quarter of 2015, and increased by $13.6 billion to $64.8 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily driven by the HFS acquisition and growth in our commercial loan portfolios.

•	Deposits: Period-end deposits decreased by $646 million to $33.6 billion as of September 30, 2016 from December 31, 2015.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 40 basis points to 0.66% in the third quarter of 2016 compared to the third quarter of 2015, and increased by 33 basis points to 0.44% in the first nine months of 2016 compared to the first nine months of 2015, reflecting rising losses in our taxi medallion and oil and gas lending portfolios. Increased credit risk rating downgrades in these same lending portfolios resulted in the nonperforming loan rate increasing by 63 basis points to 1.50% as of September 30, 2016 from December 31, 2015.

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

27	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Selected income statement data:
Net interest income (expense)	$46	$(3)	**	$162	$6	**
Non-interest income	2	—	**	8	(46)	**
Total net revenue (loss)(1)	48	(3)	**	170	(40)	**
Provision (benefit) for credit losses	(1)	(2)	(50)%	(4)	(2)	100%
Non-interest expense	94	39	141	205	252	(19)
Income (loss) from continuing operations before income taxes	(45)	(40)	13	(31)	(290)	(89)
Income tax provision (benefit)	(71)	(78)	(9)	(214)	(299)	(28)
Income (loss) from continuing operations, net of tax	$26	$38	(32)	$183	$9	**
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
Net income from continuing operations recorded in the Other category was $26 million and $183 million in the third quarter and first nine months of 2016, respectively, compared to net income from continuing operations of $38 million and $9 million in the third quarter and first nine months of 2015, respectively. The increase in net income in the first nine months of 2016, compared to the first nine months of 2015, was primarily driven by (i) higher net interest income due to the impact of balance sheet growth and rates on our corporate investment portfolio revenue; and (ii) lower restructuring charges for severance and related benefits pursuant to our ongoing benefit programs as a result of the realignment of our workforce; partially offset by (i) increased bank optimization charges; and (ii) a reduced income tax benefit as a result of higher income before taxes and increased discrete tax expense, partially offset by increased tax credits.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $11.0 billion to $345.1 billion as of September 30, 2016 from December 31, 2015 primarily attributable to an increase of $8.2 billion in loans held for investment primarily driven by growth in our auto, commercial and credit card loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and seasonal paydowns in our credit card loan portfolio. Total liabilities increased by $10.1 billion to $296.8 billion as of September 30, 2016, primarily driven by an increase in deposits generated by our Consumer Banking business. Stockholders’ equity increased by $929 million to $48.2 billion as of September 30, 2016, primarily due to our net income of $3.0 billion in the first nine months of 2016 and $737 million of other comprehensive income, partially offset by $2.8 billion of share repurchases under our 2015 and 2016 Stock Repurchase Programs and dividend payments.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2016. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities portfolio as of September 30, 2016 and December 31, 2015, respectively.

28	Capital One Financial Corporation (COF)

The fair value of our available for sale securities portfolio was $41.5 billion as of September 30, 2016, an increase of $2.5 billion from December 31, 2015. The fair value of our held to maturity securities portfolio was $26.7 billion as of September 30, 2016, an increase of $1.4 billion from $25.3 billion as of December 31, 2015. The increase in the fair value of both of these portfolios was primarily due to lower interest rates and growth in these portfolios as purchases outpaced maturities and paydowns.
Gross unrealized gains on our available for sale securities portfolio increased to $883 million as of September 30, 2016 compared to $578 million as of December 31, 2015 and gross unrealized losses on this portfolio decreased to $101 million as of September 30, 2016 compared to $321 million as of December 31, 2015, both of which were primarily driven by a decrease in interest rates. Of the $101 million gross unrealized losses as of September 30, 2016, $71 million was related to securities that had been in a loss position for 12 months or longer. We provide information on OTTI recognized in earnings on our investment securities above in “MD&A—Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of September 30, 2016 and December 31, 2015.
Table 11: Investment Securities

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,136	$5,176	$4,664	$4,660
RMBS:
Agency(1)	26,563	26,828	24,332	24,285
Non-agency	2,433	2,822	2,680	3,026
Total RMBS	28,996	29,650	27,012	27,311
CMBS:
Agency(1)	3,492	3,518	3,690	3,664
Non-agency	1,697	1,750	1,723	1,715
Total CMBS	5,189	5,268	5,413	5,379
Other ABS(2)	986	991	1,345	1,340
Other securities(3)	422	426	370	371
Total investment securities available for sale	$40,729	$41,511	$38,804	$39,061

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$200	$199	$198
Agency RMBS	21,605	23,061	21,513	22,133
Agency CMBS	3,215	3,410	2,907	2,986
Total investment securities held to maturity	$25,019	$26,671	$24,619	$25,317
__________

(1)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”) guaranteed securities.

(2)
ABS collateralized by credit card loans constituted approximately 68% and 71% of the other ABS portfolio as of September 30, 2016 and December 31, 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 17% and 11% of the other ABS portfolio as of September 30, 2016 and December 31, 2015, respectively.

(3)	Includes foreign government bonds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of both September 30, 2016 and December 31, 2015, while

29	Capital One Financial Corporation (COF)

approximately 4% and 5% was below investment grade as of September 30, 2016 and December 31, 2015, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of September 30, 2016 and December 31, 2015.
Table 12: Non-Agency Investment Securities Credit Ratings

	September 30, 2016				December 31, 2015
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,822	—	3%	97%	$3,026	—	3%	97%
Non-agency CMBS	1,750	100%	—	—	1,715	100%	—	—
Other ABS	991	99	1	—	1,340	99	1	—
Other securities	426	36	39	25	371	8	64	28
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unsecuritized loans and loans held in our consolidated trusts. Table 13 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of September 30, 2016 and December 31, 2015.
Table 13: Loans Held for Investment

	September 30, 2016			December 31, 2015
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$99,201	$4,445	$94,756	$96,125	$3,654	$92,471
Consumer Banking	72,285	1,003	71,282	70,372	868	69,504
Commercial Banking	66,457	808	65,649	63,266	604	62,662
Other	76	2	74	88	4	84
Total	$238,019	$6,258	$231,761	$229,851	$5,130	$224,721
Loans held for investment increased by $8.2 billion to $238.0 billion as of September 30, 2016 from December 31, 2015, primarily driven by growth in our auto, commercial and credit card loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and seasonal paydowns in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased by $90 million to $994 million as of September 30, 2016 from December 31, 2015. The increase was primarily driven by higher originations in our multifamily finance business in our Commercial Banking business and the timing of sales of these loans, partially offset by the sale of certain commercial and domestic credit card loan portfolios.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $8.3 billion to $226.0 billion as of September 30, 2016 from December 31, 2015. The increase in deposits was primarily driven by growth in our Consumer Banking businesses as a result of our continued focus on deposit relationships

30	Capital One Financial Corporation (COF)

with existing customers and our ability to attract new customers. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “MD&A—Liquidity Risk Profile.”
Securitized Debt Obligations
Securitized debt obligations increased to $18.4 billion as of September 30, 2016, from $16.2 billion as of December 31, 2015, as debt issuances exceeded maturities during the first nine months of 2016. We provide additional information on our borrowings below in “MD&A—Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and Federal Home Loan Banks (“FHLB”) advances, totaled $41.4 billion as of September 30, 2016, of which $40.3 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $42.9 billion as of December 31, 2015, of which $42.0 billion represented long-term debt and the remainder represented short-term borrowings.
The decrease in other debt of $1.5 billion in the first nine months of 2016 was primarily attributable to a decrease in our FHLB advances outstanding. We provide additional information on our borrowings below in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $632 million as of September 30, 2016, compared to $610 million as of December 31, 2015.
The table below summarizes changes in our representation and warranty reserve in the third quarter and first nine months of 2016 and 2015.
Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Representation and warranty reserve, beginning of period	$614	$636	$610	$731
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	—	(7)	(2)	(15)
Recorded in discontinued operations	18	3	23	(43)
Total provision (benefit) for mortgage representation and warranty losses	18	(4)	21	(58)
Net realized recoveries (losses)	—	—	1	(41)
Representation and warranty reserve, end of period	$632	$632	$632	$632

31	Capital One Financial Corporation (COF)

As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2016, is approximately $1.5 billion, a decline from our estimate of $1.6 billion as of December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation.
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
At the end of 2012, we met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, we have undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. We entered parallel run under Advanced Approaches on January 1, 2015, during which we will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we will continue to use the Standardized Approach for purposes of meeting regulatory capital requirements. The Basel Committee released proposed changes to the Basel III capital framework. There is uncertainty as to how the Federal Banking Agencies may adopt and implement those and any other potential changes in the United States capital rules

32	Capital One Financial Corporation (COF)

and how such changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches once they become finalized.
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. See “MD&A—Market Risk Profile” below for additional information. We began reporting risk-based capital ratios including market risk-weighted assets for the Company and CONA pursuant to the Market Risk Rule for positions covered by such rule in the third quarter of 2016. This change did not have a material impact on the risk-based capital ratios of these two entities. As of September 30, 2016, COBNA is not subject to the Market Risk Rule.
Table 15 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized targets as of September 30, 2016 and December 31, 2015.

33	Capital One Financial Corporation (COF)

Table 15: Capital Ratios under Basel III(1)(2)

	September 30, 2016			December 31, 2015
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	10.6%	4.5%	N/A	11.1%	4.5%	N/A
Tier 1 capital(4)	12.0	6.0	6.0%	12.4	6.0	6.0%
Total capital(5)	14.7	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(6)	10.1	4.0	N/A	10.6	4.0	N/A
Supplementary leverage(7)	8.7	N/A	N/A	9.2	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	12.5%	4.5%	6.5%	12.2%	4.5%	6.5%
Tier 1 capital(4)	12.5	6.0	8.0	12.2	6.0	8.0
Total capital(5)	15.4	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(6)	10.8	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(7)	8.9	N/A	N/A	9.0	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	10.8%	4.5%	6.5%	11.8%	4.5%	6.5%
Tier 1 capital(4)	10.8	6.0	8.0	11.8	6.0	8.0
Total capital(5)	12.1	8.0	10.0	12.9	8.0	10.0
Tier 1 leverage(6)	7.8	4.0	5.0	8.8	4.0	5.0
Supplementary leverage(7)	7.0	N/A	N/A	7.9	N/A	N/A
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

(2)
Ratios as of September 30, 2016 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2016 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(7)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
In addition to the above statutory capital ratios, we also disclose a non-GAAP TCE ratio in “MD&A—Summary of Selected Financial Data.” This capital measure is not necessarily comparable to similarly-titled capital measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both September 30, 2016 and December 31, 2015.
The Final Basel III Capital Rule requires banks to maintain a capital conservation buffer of common equity Tier 1 capital of 2.5% above the regulatory minimum ratio and an incremental countercyclical capital buffer of up to 2.5% of common equity Tier 1 capital to be set at the discretion of the U.S. banking regulators (currently zero percent as of September 30, 2016). Both the capital conservation buffer and the countercyclical capital buffer (if applicable) will be phased-in over a transition period of four years commencing on January 1, 2016. The applicable combined capital conservation buffer and countercyclical capital buffer is 0.625% in 2016 making the minimum capital requirement plus regulatory buffers for common equity Tier 1 capital, Tier 1 capital and total capital ratios, 5.125%, 6.625% and 8.625%, respectively, for the Company and the Banks during 2016.
A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio and the combined capital conservation buffer and the countercyclical buffer (if applicable) might restrict a bank’s ability to distribute

34	Capital One Financial Corporation (COF)

capital and make discretionary bonus payments. As of September 30, 2016, the Company and each of the Banks are all above the applicable combined thresholds.
Additionally, banks designated as Globally Systemically Important Banks (“GSIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Final Basel III Capital Rule. We are currently not designated as a GSIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of September 30, 2016, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.
Table 16: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	September 30, 2016
Common equity Tier 1 capital under Basel III Standardized Approach	$29,192
Adjustments related to AOCI(2)	(78)
Adjustments related to intangibles(2)	(290)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$28,824
Risk-weighted assets under Basel III Standardized Approach(3)	$275,198
Adjustments for fully phased-in Basel III Standardized Approach(4)	119
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$275,317
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(5)	10.5%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

(3)	Includes credit and market risk-weighted assets as of September 30, 2016.

(4)
Adjustments include higher risk weights for items that are included in capital based on the threshold deduction approach, such as mortgage servicing assets and deferred tax assets. The adjustments also include removal of risk weights for items that are deducted from common equity Tier 1 capital.

(5)
Calculated by dividing estimated common equity Tier 1 capital by estimated risk-weighted assets, which are both calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks that have not yet exited parallel run.

Under the Final Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2015 Form 10-K for additional information. Once we exit parallel run, based on clarification of the Final Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Final Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel III Standardized Approach ratios. However, there is uncertainty whether this will remain the case in light of potential changes to the United States capital rules.
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

35	Capital One Financial Corporation (COF)

Equity Offerings and Transactions
On July 29, 2016, the Company issued and sold 24,000,000 Depositary Shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G, $0.01 par value, with a liquidation preference of $25 per Depositary Share (“Series G Preferred Stock”). The net proceeds of the offering of Series G Preferred Stock were approximately $583 million, after deducting underwriting commissions and offering expenses. Dividends on the Series G Preferred Stock are payable quarterly in arrears at a rate of 5.20% per annum. Under the terms of the Series G Preferred Stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series G Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series G Preferred Stock for the immediately preceding dividend period.
Dividend Policy and Stock Purchases
We paid common stock dividends of $0.40 per share in the third quarter of 2016. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our Series B Preferred Stock; $15.625 per share on the outstanding shares of our Series C Preferred Stock; $16.75 per share on the outstanding shares of our Series D Preferred Stock; and $15.50 per share on the outstanding shares of our Series F Preferred Stock during the third quarter of 2016. As dividends on our Series E Preferred Stock are payable semi-annually, no dividends were paid on the Series E Preferred Stock in the third quarter of 2016. Our Series G Preferred Stock dividend payments are expected to occur beginning in the fourth quarter of 2016.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of September 30, 2016, funds available for dividend payments from COBNA and CONA were $3.5 billion and $806 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2016 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $2.5 billion of shares of common stock beginning in the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the third quarter of 2016, we repurchased approximately $1.2 billion of shares of common stock as part of the 2016 Stock Repurchase Program.
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

36	Capital One Financial Corporation (COF)

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

37	Capital One Financial Corporation (COF)

Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2015 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of September 30, 2016 and December 31, 2015. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $994 million and $904 million as of September 30, 2016 and December 31, 2015, respectively.
Table 17: Loans Held for Investment Portfolio Composition

	September 30, 2016		December 31, 2015
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$90,955	38.2%	$87,939	38.2%
International credit card	8,246	3.5	8,186	3.6
Total credit card	99,201	41.7	96,125	41.8
Consumer Banking:
Auto	46,311	19.5	41,549	18.1
Home loan	22,448	9.4	25,227	11.0
Retail banking	3,526	1.5	3,596	1.5
Total consumer banking	72,285	30.4	70,372	30.6
Commercial Banking:
Commercial and multifamily real estate	26,507	11.1	25,518	11.1
Commercial and industrial	39,432	16.6	37,135	16.2
Total commercial lending	65,939	27.7	62,653	27.3
Small-ticket commercial real estate	518	0.2	613	0.3
Total commercial banking	66,457	27.9	63,266	27.6
Other loans	76	—	88	—
Total loans held for investment	$238,019	100.0%	$229,851	100.0%
__________

(1)	Includes installment loans of $9 million and $16 million as of September 30, 2016 and December 31, 2015, respectively.

38	Capital One Financial Corporation (COF)

Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2016 and December 31, 2015.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	September 30, 2016	December 31, 2015
Real estate	39%	39%
Healthcare	15	15
Finance and insurance	13	12
Business services	5	4
Oil and gas(2)	4	5
Public administration	4	4
Educational services	4	4
Retail trade	4	3
Construction and land	3	4
Transportation(3)	2	3
Other	7	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $2.8 billion and $3.4 billion to oil and gas companies as of September 30, 2016 and December 31, 2015, respectively. For information on our total unfunded lending commitments to extend credit see “Note 4—Loans.”

(3)	Includes our taxi medallion lending portfolio among other portfolios.
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $16.1 billion as of September 30, 2016 compared to $19.5 billion as of December 31, 2015. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
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

39	Capital One Financial Corporation (COF)

Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 69% and 73% of our total home loan portfolio as of September 30, 2016 and December 31, 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of ING Direct and CCB acquisitions. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents our total home loan portfolio and the break out of the PCI loans and remaining loans within our home loan portfolio by lien priority.
Table 19: Home Loans—Risk Profile by Lien Priority

	September 30, 2016
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,993	26.7%	$15,184	67.6%	$21,177	94.3%
2nd lien	989	4.4	282	1.3	1,271	5.7
Total	$6,982	31.1%	$15,466	68.9%	$22,448	100.0%

	December 31, 2015
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 20 provides a sensitivity analysis of PCI loans in our home loan portfolio as of September 30, 2016. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	September 30, 2016	Estimated Impact Increase (Decrease)
Expected cash flows	$18,548	$(37)
Accretable yield	3,110	75
Allowance for loan and lease losses	28	112
__________

(1)
Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

40	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic card loans held for investment and auto loan portfolios as of September 30, 2016, December 31, 2015 and September 30, 2015.
Table 21: Credit Score Distribution

(Percentage of portfolio)	September 30, 2016	December 31, 2015	September 30, 2015
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	64%	66%	66%
660 or below	36	34	34
Total	100%	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	51%	50%
621 - 660	17	17	17
620 or below	32	32	33
Total	100%	100%	100%
__________

(1)
Credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

(2)
Credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

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

41	Capital One Financial Corporation (COF)

our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of September 30, 2016 and December 31, 2015.
Table 22: 30+ Day Delinquencies

	September 30, 2016				December 31, 2015
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,348	3.68%	$3,348	3.68%	$2,985	3.39%	$2,985	3.39%
International credit card	275	3.33	308	3.74	244	2.98	283	3.46
Total credit card	3,623	3.65	3,656	3.69	3,229	3.36	3,268	3.40
Consumer Banking:
Auto	2,625	5.67	2,825	6.10	2,781	6.69	3,000	7.22
Home loan(2)	43	0.19	207	0.92	40	0.16	235	0.93
Retail banking	21	0.59	48	1.35	28	0.76	49	1.36
Total consumer banking(2)	2,689	3.72	3,080	4.26	2,849	4.05	3,284	4.67
Commercial Banking:
Commercial and multifamily real estate	52	0.20	59	0.22	34	0.13	38	0.15
Commercial and industrial	90	0.23	426	1.08	66	0.18	288	0.78
Total commercial lending	142	0.22	485	0.73	100	0.16	326	0.52
Small-ticket commercial real estate	3	0.52	13	2.51	2	0.37	6	1.04
Total commercial banking	145	0.22	498	0.75	102	0.16	332	0.52
Other loans	2	2.73	8	10.61	3	3.61	11	11.98
Total	$6,459	2.71	$7,242	3.04	$6,183	2.69	$6,895	3.00
__________

(1)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.62% and 4.74%, respectively, as of September 30, 2016, and 0.60% and 5.50%, respectively, as of December 31, 2015. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 2.97% and 5.42%, respectively, as of September 30, 2016, and 3.50% and 6.34%, respectively, as of December 31, 2015.

42	Capital One Financial Corporation (COF)

Table 23 presents an aging and geography of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Delinquency status:
30 – 59 days	$3,129	1.31%	$3,069	1.33%
60 – 89 days	1,739	0.73	1,668	0.73
> 90 days	2,374	1.00	2,158	0.94
Total	$7,242	3.04%	$6,895	3.00%
Geographic region:
Domestic	$6,934	2.91%	$6,612	2.88%
International	308	0.13	283	0.12
Total	$7,242	3.04%	$6,895	3.00%
Total loans held for investment	$238,019	100.00%	$229,851	100.00%
__________

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total period-end loans held for investment, including PCI loans.
Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of September 30, 2016 and December 31, 2015. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,619	1.63%	$1,500	1.56%
Consumer banking	1	0.00	—	—
Commercial banking	43	0.06	5	0.01
Total	$1,663	0.70	$1,505	0.65
Geographic region:
Domestic	$1,572	0.68	$1,426	0.64
International	91	1.11	79	0.96
Total	$1,663	0.70	$1,505	0.65
__________

(1)
Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment, including PCI loans, for the specified loan category.

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

43	Capital One Financial Corporation (COF)

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2016 and December 31, 2015. The nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$44	0.53%	$53	0.65%
Total credit card	44	0.04	53	0.06
Consumer Banking:
Auto	200	0.43	219	0.53
Home loan(2)	277	1.23	311	1.23
Retail banking	37	1.05	28	0.77
Total consumer banking(2)	514	0.71	558	0.79
Commercial Banking:
Commercial and multifamily real estate	22	0.08	7	0.03
Commercial and industrial	961	2.44	538	1.45
Total commercial lending	983	1.49	545	0.87
Small-ticket commercial real estate	11	2.13	5	0.83
Total commercial banking	994	1.50	550	0.87
Other loans	9	12.53	9	9.42
Total nonperforming loans held for investment(3)	$1,561	0.66	$1,170	0.51
Other nonperforming assets:(4)
Foreclosed property(5)	$82	0.03	$126	0.05
Other assets(6)	188	0.08	198	0.09
Total other nonperforming assets	270	0.11	324	0.14
Total nonperforming assets	$1,831	0.77	$1,494	0.65
__________

(1)
We recognized interest income for loans classified as nonperforming of $28 million and $27 million in the first nine months of 2016 and 2015, respectively. Interest income foregone related to nonperforming loans was $49 million and $42 million in the first nine months of 2016 and 2015, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.97% and 0.90%, respectively, as of September 30, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

(3)
Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.06% and 0.83% as of September 30, 2016 and December 31, 2015, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes acquired REOs of $63 million and $101 million as of September 30, 2016 and December 31, 2015, respectively.

(6)	Includes the net realizable value of auto loans that have been charged off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

44	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for loan and lease losses. We exclude accrued and unpaid finance charges and fees and certain fraud losses from charge-offs. Generally, costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2016 and 2015.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$841	3.74%	$619	3.08%	$2,602	3.99%	$1,933	3.35%
International credit card	65	3.18	36	1.80	203	3.32	144	2.41
Total credit card	906	3.70	655	2.96	2,805	3.93	2,077	3.26
Consumer Banking:
Auto	210	1.85	188	1.85	508	1.55	457	1.54
Home loan(2)	1	0.03	1	0.01	9	0.05	6	0.03
Retail banking	16	1.75	14	1.53	39	1.46	35	1.30
Total consumer banking(2)	227	1.26	203	1.14	556	1.04	498	0.93
Commercial Banking:
Commercial and multifamily real estate	0	0.01	(9)	(0.15)	(2)	(0.01)	(13)	(0.07)
Commercial and industrial	107	1.09	41	0.61	214	0.74	54	0.26
Total commercial lending	107	0.66	32	0.26	212	0.44	41	0.11
Small-ticket commercial real estate	1	0.74	1	0.50	2	0.39	2	0.37
Total commercial banking	108	0.66	33	0.26	214	0.44	43	0.11
Other loans	(1)	(2.59)	(1)	(5.50)	(2)	(3.19)	(1)	(1.40)
Total net charge-offs	$1,240	2.10	$890	1.69	$3,573	2.06	$2,617	1.68
Average loans held for investment	$235,843		$211,227		$231,004		$207,608
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs by average loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.08% and 1.62%, respectively, for the three months ended September 30, 2016, compared to 0.05% and 1.58%, respectively, for the three months ended September 30, 2015; and 0.18% and 1.37%, respectively, for the nine months ended September 30, 2016, compared to 0.11% and 1.33%, respectively, for the nine months ended September 30, 2015.

For information regarding management’s expectations of net charge-offs, see “MD&A—Business Segment Expectations.”

45	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of September 30, 2016 and December 31, 2015. It excludes loan modifications that do not meet the definition of a TDR and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$672	29.2%	$666	36.7%
Consumer banking:
Auto	504	21.8	488	26.8
Home loan	239	10.4	229	12.6
Retail banking	44	1.9	42	2.3
Total consumer banking	787	34.1	759	41.7
Commercial banking	846	36.7	392	21.6
Total	$2,305	100.0%	$1,817	100.0%
Status of TDRs:
Performing	$1,537	66.7%	$1,367	75.2%
Nonperforming	768	33.3	450	24.8
Total	$2,305	100.0%	$1,817	100.0%
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

46	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $3.0 billion and $2.5 billion as of September 30, 2016 and December 31, 2015, respectively. Modified TDR loans accounted for $2.3 billion and $1.8 billion of impaired loans as of September 30, 2016 and December 31, 2015, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
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
Our allowance for loan and lease losses increased by $1.1 billion to $6.3 billion as of September 30, 2016 from December 31, 2015, and the allowance coverage ratio increased by 40 basis points to 2.63% as of September 30, 2016 from December 31, 2015. The increases were primarily driven by (i) a higher domestic card allowance due to continued portfolio growth, the effects of growth and subprime mix, and slightly higher expected credit losses in 2017 for portions of our credit card portfolio collectively leading to an increased overall loss rate; (ii) continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios in our Commercial Banking business; and (iii) continued auto loan growth and the effects of growth leading to an increased overall loss rate.
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2016 and 2015, and details by portfolio segment the provision for credit losses, charge-offs and recoveries recognized in our consolidated statements of income.

47	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2016	$3,730	$356	$4,086	$833	$58	$81	$972	$821	$2	$5,881
Provision (benefit) for loan and lease losses	1,190	82	1,272	239	5	14	258	96	(1)	1,625
Charge-offs	(1,062)	(109)	(1,171)	(300)	(3)	(20)	(323)	(112)	—	(1,606)
Recoveries	221	44	265	90	2	4	96	4	1	366
Net charge-offs	(841)	(65)	(906)	(210)	(1)	(16)	(227)	(108)	1	(1,240)
Other changes(2)	—	(7)	(7)	—	—	—	—	(1)	—	(8)
Balance as of September 30, 2016	4,079	366	4,445	862	62	79	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of June 30, 2016	—	—	—	—	—	8	8	161	—	169
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(2)	(2)	(35)	—	(37)
Balance as of September 30, 2016	—	—	—	—	—	6	6	126	—	132
Combined allowance and reserve as of September 30, 2016	$4,079	$366	$4,445	$862	$62	$85	$1,009	$934	$2	$6,390

	Nine Months Ended September 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	3,326	278	3,604	644	1	46	691	452	(4)	4,743
Charge-offs	(3,287)	(321)	(3,608)	(796)	(15)	(51)	(862)	(224)	(2)	(4,696)
Recoveries	685	118	803	288	6	12	306	10	4	1,123
Net charge-offs	(2,602)	(203)	(2,805)	(508)	(9)	(39)	(556)	(214)	2	(3,573)
Other changes(2)	—	(8)	(8)	—	—	—	—	(34)	—	(42)
Balance as of September 30, 2016	4,079	366	4,445	862	62	79	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(1)	(1)	(35)	—	(36)
Balance as of September 30, 2016	—	—	—	—	—	6	6	126	—	132
Combined allowance and reserve as of September 30, 2016	$4,079	$366	$4,445	$862	$62	$85	$1,009	$934	$2	$6,390

48	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2015
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2015	$3,018	$306	$3,324	$744	$65	$66	$875	$472	$5	$4,676
Provision (benefit) for loan and lease losses	796	35	831	178	(4)	14	188	60	(2)	1,077
Charge-offs	(835)	(95)	(930)	(264)	(5)	(17)	(286)	(47)	—	(1,263)
Recoveries	216	59	275	76	4	3	83	14	1	373
Net charge-offs	(619)	(36)	(655)	(188)	(1)	(14)	(203)	(33)	1	(890)
Other changes(2)	1	(17)	(16)	—	—	—	—	—	—	(16)
Balance as of September 30, 2015	3,196	288	3,484	734	60	66	860	499	4	4,847
Reserve for unfunded lending commitments:
Balance as of June 30, 2015	—	—	—	—	—	7	7	128	—	135
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	15	—	15
Balance as of September 30, 2015	—	—	—	—	—	7	7	143	—	150
Combined allowance and reserve as of September 30, 2015	$3,196	$288	$3,484	$734	$60	$73	$867	$642	$4	$4,997

	Nine Months Ended September 30, 2015
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$2,878	$326	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	2,259	136	2,395	530	4	45	579	147	(2)	3,119
Charge-offs	(2,649)	(291)	(2,940)	(700)	(14)	(47)	(761)	(67)	(5)	(3,773)
Recoveries	716	147	863	243	8	12	263	24	6	1,156
Net charge-offs	(1,933)	(144)	(2,077)	(457)	(6)	(35)	(498)	(43)	1	(2,617)
Other changes(2)	(8)	(30)	(38)	—	—	—	—	—	—	(38)
Balance as of September 30, 2015	3,196	288	3,484	734	60	66	860	499	4	4,847
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	—	—	—	—	—	7	7	106	—	113
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	37	—	37
Balance as of September 30, 2015	—	—	—	—	—	7	7	143	—	150
Combined allowance and reserve as of September 30, 2015	$3,196	$288	$3,484	$734	$60	$73	$867	$642	$4	$4,997
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

49	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of September 30, 2016 and December 31, 2015.

Table 29: Allowance Coverage Ratios

	September 30, 2016	December 31, 2015
Total allowance coverage ratio:
Allowance for loan and lease losses as a % of loans held for investment	2.63%	2.23%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	121.59	111.81
Consumer banking (30+ day delinquent loans)	32.53	26.42
Commercial banking (nonperforming loans)	81.33	109.76
__________

(1)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans held for investment within the specified loan category.

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
Table 30 below presents the composition of our liquidity reserves as of September 30, 2016 and December 31, 2015.
Table 30: Liquidity Reserves

(Dollars in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$9,094	$8,023
Investment securities available for sale, at fair value	41,511	39,061
Investment securities held to maturity, at fair value	26,671	25,317
Total investment securities portfolio(1)(2)	68,182	64,378
FHLB borrowing capacity secured by loans	25,258	30,661
Outstanding FHLB advances and letters of credit secured by loans	(16,786)	(20,514)
Investment securities encumbered for Public Funds and others	(9,015)	(10,602)
Total liquidity reserves	$76,733	$71,946
__________

(1)	The weighted-average life of our securities was approximately 4.9 years and 5.8 years as of September 30, 2016 and December 31, 2015, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.1 billion and $1.7 billion as of September 30, 2016 and December 31, 2015, respectively. We also pledged securities held to maturity with a carrying value of $7.4 billion and $8.7 billion as of September 30, 2016 and December 31, 2015, respectively.

Our liquidity reserves increased by $4.8 billion to $76.7 billion as of September 30, 2016 from December 31, 2015 primarily due to an increase in our investment securities portfolio. See “MD&A—Risk Management” in our 2015 Form 10-K for additional information on our management of liquidity risk.

50	Capital One Financial Corporation (COF)

We are subject to the Final Liquidity Coverage Rules (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and required us to calculate the LCR as of the last business day of each month from January 2015 until July 2016, and requires us to calculate the LCR on a daily basis thereafter. The minimum LCR standard is phased in as follows: 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. At September 30, 2016, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.
Borrowing Capacity
We filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We also filed a new shelf registration statement with the SEC on January 12, 2016, which expires in January 2019 and allows us to periodically offer and sell up to $23 billion of securitized debt obligations from our credit card loan securitization trust.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $26.2 billion as of September 30, 2016, of which $9.4 billion was still available to us to borrow as of September 30, 2016. We pledged loan collateral with an outstanding balance of $30.0 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $723 million and $884 million as of September 30, 2016 and December 31, 2015, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $8.7 billion as of September 30, 2016. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2015 or the first nine months of 2016.
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
Deposits
Table 31 provides the composition of deposits as of September 30, 2016 and December 31, 2015, as well as a comparison of average balances, interest expense and average deposit rates for the three and nine months ended September 30, 2016 and 2015.
Table 31: Deposit Composition and Average Deposit Rates

(Dollars in millions)	September 30, 2016	December 31, 2015
Non-interest-bearing deposits	$25,565	$25,847
Interest-bearing checking accounts(1)	44,705	44,720
Saving deposits(2)	139,185	134,075
Time deposits less than $100,000	13,258	10,347
Total core deposits	222,713	214,989
Time deposits of $100,000 or more	2,660	1,889
Foreign deposits(3)	608	843
Total deposits	$225,981	$217,721

51	Capital One Financial Corporation (COF)

	Three Months Ended September 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate
Interest-bearing checking accounts(1)	$44,619	$54	0.48%	$42,607	$53	0.49%
Saving deposits(2)	137,365	207	0.60	132,992	191	0.57
Time deposits less than $100,000	11,658	35	1.21	7,191	18	0.96
Total interest-bearing core deposits	193,642	296	0.61	182,790	262	0.57
Time deposits of $100,000 or more	2,644	9	1.38	2,009	8	1.74
Foreign deposits(3)	627	1	0.36	1,001	1	0.33
Total interest-bearing deposits	$196,913	$306	0.62	$185,800	$271	0.58

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate
Interest-bearing checking accounts(1)	$45,458	$164	0.48%	$42,631	$156	0.49%
Saving deposits(2)	136,042	596	0.58	132,306	578	0.58
Time deposits less than $100,000	10,953	94	1.15	6,221	49	1.04
Total interest-bearing core deposits	192,453	854	0.59	181,158	783	0.58
Time deposits of $100,000 or more	2,441	25	1.39	2,080	28	1.85
Foreign deposits(3)	671	2	0.35	1,020	3	0.34
Total interest-bearing deposits	$195,565	$881	0.60	$184,258	$814	0.59
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign deposits were greater than $100,000 as of both September 30, 2016 and December 31, 2015.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $15.0 billion and $12.0 billion as of September 30, 2016 and December 31, 2015, respectively.
The FDIC limits the acceptance of brokered deposits by “well-capitalized” insured depository institutions and, with a waiver from the FDIC, by “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both September 30, 2016 and December 31, 2015. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, increased by $98 million to $1.1 billion as of September 30, 2016 from December 31, 2015.

52	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $607 million to $58.7 billion as of September 30, 2016 from December 31, 2015, as issuances outpaced maturities.
Table 32 displays the maturity profile, based on contractual maturities, of our long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of September 30, 2016, and the outstanding balances as of December 31, 2015.
Table 32: Contractual Maturity Profile of Outstanding Long-Term Debt

	September 30, 2016
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2015
Securitized debt obligations	$7,986	$1,953	$5,296	$1,086	$1,748	$342	$18,411	$16,166
Senior and subordinated notes:
Unsecured senior debt	3,221	4,098	5,700	—	3,594	2,688	19,301	17,757
Unsecured subordinated debt	—	—	319	—	—	4,381	4,700	4,080
Total senior and subordinated notes	3,221	4,098	6,019	—	3,594	7,069	24,001	21,837
Other long-term borrowings:
FHLB advances	33	10	2	—	2,350	13,901	16,296	20,098
Capital lease obligations	1	1	1	1	1	28	33	33
Total other long-term borrowings	34	11	3	1	2,351	13,929	16,329	20,131
Total long-term debt(1)	$11,241	$6,062	$11,318	$1,087	$7,693	$21,340	$58,741	$58,134
Percentage of total	19%	10%	19%	2%	13%	37%	100%	100%
__________

(1)
Includes unamortized discounts, premiums and basis adjustments relating to accounting hedges, which together result in a net addition of $40 million and a net reduction of $224 million as of September 30, 2016 and December 31, 2015, respectively.

We provide additional information on our short-term borrowings and long-term debt under “MD&A—Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “MD&A—Consolidated Balance Sheets Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs.
Table 33 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2016 and December 31, 2015.
Table 33: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2016			December 31, 2015
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of October 31, 2016, Moody’s, S&P and Fitch have us on a stable outlook.

MARKET RISK PROFILE
Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we provide additional information about our primary sources of market risk, our market risk management strategies and the measures we use to evaluate our market risk exposure.
Primary Market Risk Exposures
Our primary source of market risk is interest rate risk. We also have exposure to foreign exchange risk and customer-related trading risk.
Interest Rate Risk
Interest rate risk, which represents exposure to instruments whose yield or price varies with the volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or re-pricing of assets and liabilities.
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure to foreign exchange risk is related to the operations of our International Card business in the U.K. and Canada. The largest foreign exchange exposure arising from these operations is the funding they are provided in the Great British pound (“GBP”) and the Canadian dollar (“CAD”), respectively. We have net equity investments in these operations and provide intercompany funding to them denominated in GBP and CAD, as well as exposure to the dollar-denominated value of future earnings and cash flows they generate.
Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations result in translation risk in AOCI and our capital ratios. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency-denominated intercompany borrowings. We use foreign currency derivative contracts as net investment hedges to manage our AOCI exposure. As of September 30, 2016, we apply hedge accounting to both our intercompany funding hedges and our net investment hedges, with the primary net investments subject to hedging those denominated in GBP.
In regard to our non-dollar-denominated equity, we measure our total exposure by regularly tracking the value of our net equity invested in the largest of our U.K. and Canadian operations. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our International Card business were 1.5 billion GBP and 1.4 billion GBP as of September 30, 2016 and December 31, 2015, respectively, and 819 million CAD and 686 million CAD as of September 30, 2016 and December 31, 2015, respectively.
The intercompany borrowings to our International Card business were 802 million GBP and 893 million GBP as of September 30, 2016 and December 31, 2015, respectively, and 5.9 billion CAD as of both September 30, 2016 and December 31, 2015. We hedge all the cash flows associated with these borrowings with forward foreign currency derivative contracts.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Customer-Related Trading Risk
We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business and offset the majority of these exposures through derivative transactions with other counterparties. These exposures are measured and monitored on a daily basis.
We employ value-at-risk (“VaR”) as the primary method to both measure and monitor the market risk in our customer-related trading activities. VaR is a statistical-based risk measure used to estimate the potential loss from adverse market movements in a normal market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of 1 business day. We use internal models to produce a daily VaR measure of the market risk of all customer-related trading exposures.

53	Capital One Financial Corporation (COF)

For further information on our customer-related trading exposures, see “Note 9—Derivative Instruments and Hedging Activities.”
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current market risk management policies include the use of derivatives. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $133.4 billion as of September 30, 2016 from $105.9 billion as of December 31, 2015 primarily driven by an increase in our hedging activities.
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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008, the rate remained in a target range of 0% to 0.25% until December 2015, and subsequently increased to a range of 0.25% to 0.50%, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month base-line interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, we are asset sensitive. The lower asset sensitivity in the +200 basis points scenario compared with the +100 basis points scenario is mainly driven by the assumption that deposit repricing increases with higher interest rates.
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
Table 34 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity calculated under our revised methodology described above as of September 30, 2016 and December 31, 2015, as well as under our previous methodology as of December 31, 2015.
Table 34: Interest Rate Sensitivity Analysis

	Revised Methodology		Previous Methodology
	September 30, 2016	December 31, 2015	December 31, 2015
Estimated impact on projected base-line net interest income:
+200 basis points	0.6%	0.3%	2.6%
+100 basis points	1.1	0.8	1.6
+50 basis points	0.9	0.6	0.9
–50 basis points	(1.8)	(1.4)	(1.6)
Estimated impact on economic value of equity:
+200 basis points	0.4%	(4.8)%	(5.2)%
+100 basis points	1.9	(1.3)	(1.5)
+50 basis points	1.5	(0.3)	(0.4)
–50 basis points	(2.7)	(0.6)	(0.6)
Our projected net interest income and economic value of equity sensitivity measures were within our policy limits as of September 30, 2016 and December 31, 2015. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

SUPERVISION AND REGULATION
On August 30, 2016, the FDIC provided notice that the Deposit Insurance Fund (“DIF”) Reserve Ratio rose to 1.17% on June 30, 2016. As a result, two major changes were triggered to deposit insurance assessments effective in the third quarter and will be reflected in banks’ December 2016 FDIC assessment invoices. First, the range of initial assessment rates for all banks, including the Banks, will decline based on final FDIC rules issued on February 7, 2011, and April 26, 2016. Second, the surcharge assessments imposed on insured depository institutions with total consolidated assets of $10 billion or more, including the Banks, will equal an annual rate of 4.5 basis points, in addition to the regular quarterly deposit insurance assessments applicable to all insured depository institutions, pursuant to the final FDIC rule issued on March 15, 2016.

55	Capital One Financial Corporation (COF)

We provide additional information on our Supervision and Regulation in our 2015 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, and June 30, 2016, under “MD&A—Supervision and Regulation.”

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	changes in retail distribution strategies and channels, including in the behavior and expectations of our customers;

•	any significant disruption in our operations or technology platform, including security failures or breaches on our business;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

56	Capital One Financial Corporation (COF)

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

•	our ability to control costs;

•	the effectiveness of our risk management strategies;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	the extensive use of models in our business, including those to aggregate and assess various risk exposures and estimate certain financial values;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.
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
The table below provides the details of the calculation of our non-GAAP measures and regulatory capital. While some of our non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies.
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions)	September 30, 2016	December 31, 2015
Period End Tangible Common Equity
Period end stockholders’ equity	$48,213	$47,284
Goodwill and intangible assets(1)	(15,475)	(15,701)
Noncumulative perpetual preferred stock(2)	(3,877)	(3,294)
Tangible common equity	$28,861	$28,289
Quarterly Average Tangible Common Equity
Average stockholders' equity	$49,033	$48,712
Average goodwill and intangible assets(1)	(15,507)	(15,316)
Average noncumulative perpetual preferred stock(2)	(3,719)	(3,294)
Average tangible common equity	$29,807	$30,102
Period End Tangible Assets
Period end assets	$345,061	$334,048
Goodwill and intangible assets(1)	(15,475)	(15,701)
Tangible assets	$329,586	$318,347
Quarterly Average Tangible Assets
Average assets	$343,153	$323,354
Average goodwill and intangible assets(1)	(15,507)	(15,316)
Average tangible assets	$327,646	$308,038
Non-GAAP Ratio
TCE(3)	8.8%	8.9%
Capital Ratios
Common equity Tier 1 capital(4)	10.6%	11.1%
Tier 1 capital(5)	12.0	12.4
Total capital(6)	14.7	14.6
Tier 1 leverage(7)	10.1	10.6
Supplementary leverage(8)	8.7	9.2
Regulatory Capital Metrics
Risk-weighted assets(9)	$275,198	$265,739
Adjusted average assets (7)	328,627	309,037
Total leverage exposure for supplementary leverage ratio	379,340	357,794

58	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2016	December 31, 2015
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$44,214	$44,606
Adjustments:
AOCI(10)(11)	199	(254)
Goodwill(1)	(14,288)	(14,296)
Intangible assets(1)(11)	(435)	(393)
Other	(498)	(119)
Common equity Tier 1 capital	29,192	29,544
Tier 1 capital instruments(2)	3,877	3,294
Additional Tier 1 capital adjustments	—	—
Tier 1 capital	33,069	32,838
Tier 2 capital instruments	4,024	2,654
Qualifying allowance for loan and lease losses	3,470	3,346
Additional Tier 2 capital adjustments	1	—
Tier 2 capital	7,495	6,000
Total capital(12)	$40,564	$38,838
__________

(1)	Includes impact of related deferred taxes.

(2)	Includes related surplus.

(3)	Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(4)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(5)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(6)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(7)
Adjusted average assets, for the purpose of calculating our Tier 1 leverage ratio, represent total average assets adjusted for amounts that deducted from Tier 1 capital, predominately goodwill and intangible assets. Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Includes credit and market risk-weighted assets as of September 30, 2016.

(10)	Amounts presented are net of tax.

(11)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 40% for 2015 and 60% for 2016.

(12)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

59	Capital One Financial Corporation (COF)

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
Capital One: Capital One Financial Corporation and its subsidiaries.
Carrying value (with respect to loans): The amount at which a loan is recorded on the consolidated balance sheets. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held for sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For PCI loans, carrying value represents the present value of all expected cash flows including interest that has not yet been accrued, discounted at the effective interest rate, including any valuation allowance for impaired loans.
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
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation.
Federal Reserve: The Board of Governors of the Federal Reserve System.
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical modeling software created by FICO (formerly known as “Fair Isaac Corporation”) utilizing data collected by the credit bureaus.
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
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Home Loan Banks (“FHLB”).
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
Other-than-temporary impairment (“OTTI”): An impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
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
HFI: Held for investment
HFS: Healthcare Financial Services
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MMDA: Money market deposit accounts
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights

64	Capital One Financial Corporation (COF)

MVG: Model Validation Group
NOW: Negotiable order of withdrawal
OCC: Office of the Comptroller of the Currency
OTC: Over-the-counter
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
REO: Real estate owned
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

65	Capital One Financial Corporation (COF)

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2016	2015	2016	2015
Interest income:
Loans, including loans held for sale	$5,383	$4,753	$15,616	$13,824
Investment securities	386	386	1,206	1,174
Other	25	25	60	77
Total interest income	5,794	5,164	16,882	15,075
Interest expense:
Deposits	306	271	881	814
Securitized debt obligations	56	39	151	108
Senior and subordinated notes	121	82	338	241
Other borrowings	34	12	86	39
Total interest expense	517	404	1,456	1,202
Net interest income	5,277	4,760	15,426	13,873
Provision for credit losses	1,588	1,092	4,707	3,156
Net interest income after provision for credit losses	3,689	3,668	10,719	10,717
Non-interest income:
Service charges and other customer-related fees	387	423	1,162	1,289
Interchange fees, net	603	555	1,815	1,618
Total other-than-temporary impairment	0	(11)	(12)	(32)
Less: Portion of other-than-temporary impairment recorded in AOCI	0	6	2	5
Net other-than-temporary impairment recognized in earnings	0	(5)	(10)	(27)
Other	194	167	542	466
Total non-interest income	1,184	1,140	3,509	3,346
Non-interest expense:
Salaries and associate benefits	1,317	1,189	3,866	3,760
Occupancy and equipment	499	444	1,422	1,318
Marketing	393	418	1,236	1,180
Professional services	296	313	878	943
Communications and data processing	252	226	757	636
Amortization of intangibles	89	106	285	327
Other	515	464	1,435	1,352
Total non-interest expense	3,361	3,160	9,879	9,516
Income from continuing operations before income taxes	1,512	1,648	4,349	4,547
Income tax provision	496	530	1,372	1,443
Income from continuing operations, net of tax	1,016	1,118	2,977	3,104
Income (loss) from discontinued operations, net of tax	(11)	(4)	(17)	26
Net income	1,005	1,114	2,960	3,130
Dividends and undistributed earnings allocated to participating securities	(6)	(6)	(18)	(16)
Preferred stock dividends	(37)	(29)	(139)	(90)
Net income available to common stockholders	$962	$1,079	$2,803	$3,024
Basic earnings per common share:
Net income from continuing operations	$1.94	$2.01	$5.50	$5.49
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.03)	0.05
Net income per basic common share	$1.92	$2.00	$5.47	$5.54
Diluted earnings per common share:
Net income from continuing operations	$1.92	$1.99	$5.45	$5.43
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.03)	0.05
Net income per diluted common share	$1.90	$1.98	$5.42	$5.48
Dividends paid per common share	$0.40	$0.40	$1.20	$1.10
See Notes to Consolidated Financial Statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net income	$1,005	$1,114	$2,960	$3,130
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	10	62	333	18
Net changes in securities held to maturity	28	25	74	72
Net unrealized gains (losses) on cash flow hedges	(142)	230	378	311
Foreign currency translation adjustments	(20)	(52)	(49)	(101)
Other	4	(10)	1	(12)
Other comprehensive income (loss), net of tax	(120)	255	737	288
Comprehensive income	$885	$1,369	$3,697	$3,418

See Notes to Consolidated Financial Statements.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,350	$3,407
Interest-bearing deposits with banks	5,744	4,616
Total cash and cash equivalents	9,094	8,023
Restricted cash for securitization investors	287	1,017
Securities available for sale, at fair value	41,511	39,061
Securities held to maturity, at carrying value	25,019	24,619
Loans held for investment:
Unsecuritized loans held for investment	206,763	196,068
Loans held in consolidated trusts	31,256	33,783
Total loans held for investment	238,019	229,851
Allowance for loan and lease losses	(6,258)	(5,130)
Net loans held for investment	231,761	224,721
Loans held for sale, at lower of cost or fair value	994	904
Premises and equipment, net	3,561	3,584
Interest receivable	1,251	1,189
Goodwill	14,493	14,480
Other assets	17,090	16,450
Total assets	$345,061	$334,048

Liabilities:
Interest payable	$237	$299
Deposits:
Non-interest-bearing deposits	25,565	25,847
Interest-bearing deposits	200,416	191,874
Total deposits	225,981	217,721
Securitized debt obligations	18,411	16,166
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,079	981
Senior and subordinated notes	24,001	21,837
Other borrowings	16,329	20,131
Total other debt	41,409	42,949
Other liabilities	10,810	9,629
Total liabilities	296,848	286,764
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 3,975,000 and 3,375,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 651,136,853 and 648,317,395 shares issued as of September 30, 2016 and December 31,2015, respectively, 489,220,122 and 527,259,920 shares outstanding as of September 30, 2016 and December 31,2015, respectively)	7	6
Additional paid-in capital, net	30,439	29,655
Retained earnings	29,245	27,045
Accumulated other comprehensive income (loss)	121	(616)
Treasury stock, at cost (par value $.01 per share; 161,916,731 and 121,057,475 shares as of September 30, 2016 and December 31, 2015, respectively)	(11,599)	(8,806)
Total stockholders’ equity	48,213	47,284
Total liabilities and stockholders’ equity	$345,061	$334,048
See Notes to Consolidated Financial Statements.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	3,375,000	$0	648,317,395	$6	$29,655	$27,045	$(616)	$(8,806)	$47,284
Comprehensive income (loss)						2,960	737		3,697
Dividends—common stock			46,900	0	3	(621)			(618)
Dividends—preferred stock						(139)			(139)
Purchases of treasury stock								(2,793)	(2,793)
Issuances of common stock and restricted stock, net of forfeitures			2,747,338	1	98				99
Exercise of stock options, tax effects of exercises and restricted stock vesting			25,220	0	(28)				(28)
Issuance of preferred stock (Series G)	600,000	0			583				583
Compensation expense for restricted stock awards, restricted stock units and stock options					128				128
Balance as of September 30, 2016	3,975,000	$0	651,136,853	$7	$30,439	$29,245	$121	$(11,599)	$48,213

See Notes to Consolidated Financial Statements.

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Operating activities:
Income from continuing operations, net of tax	$2,977	$3,104
Income (loss) from discontinued operations, net of tax	(17)	26
Net income	2,960	3,130
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,707	3,156
Depreciation and amortization, net	1,819	1,558
Net gain on sales of securities available for sale	(3)	(4)
Impairment losses on securities available for sale	10	27
Gain on sales of loans held for sale	(77)	(75)
Stock plan compensation expense	150	121
Other	(10)	0
Loans held for sale:
Originations and purchases	(6,122)	(5,080)
Proceeds from sales and paydowns	5,888	5,270
Changes in operating assets and liabilities:
Changes in interest receivable	(63)	(19)
Changes in other assets	(528)	(193)
Changes in interest payable	(62)	(56)
Changes in other liabilities	1,166	1,234
Net cash from discontinued operations	26	(64)
Net cash from operating activities	9,861	9,005
Investing activities:
Securities available for sale:
Purchases	(11,349)	(9,268)
Proceeds from paydowns and maturities	5,773	6,067
Proceeds from sales	3,528	3,211
Securities held to maturity:
Purchases	(2,281)	(2,865)
Proceeds from paydowns and maturities	1,874	1,657
Loans:
Net changes in loans held for investment	(13,068)	(8,678)
Principal recoveries of loans previously charged off	1,123	1,156
Purchases of premises and equipment	(508)	(411)
Net cash from other investing activities	(269)	(429)
Net cash from investing activities	(15,177)	(9,560)
Financing activities:
Deposits and borrowings:
Changes in restricted cash for securitization investors	730	(352)
Changes in deposits	8,249	7,348
Issuance of securitized debt obligations	4,987	4,139
Maturities and paydowns of securitized debt obligations	(2,790)	(175)
Issuance of senior and subordinated notes and long-term FHLB advances	20,380	14,536
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(22,401)	(8,443)
Changes in other short-term borrowings	97	(16,035)
Common stock:
Net proceeds from issuances	$99	$84
Dividends paid	(618)	(602)
Preferred stock:
Net proceeds from issuances	583	1,472
Dividends paid	(139)	(90)
Purchases of treasury stock	(2,793)	(1,815)
Proceeds from share-based payment activities	3	83
Net cash from financing activities	6,387	150
Changes in cash and cash equivalents	1,071	(405)
Cash and cash equivalents at beginning of the period	8,023	7,242
Cash and cash equivalents at end of the period	$9,094	$6,837
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$397	$271
Interest paid	1,518	1,321
Income tax paid	1,551	1,117

See Notes to Consolidated Financial Statements.

71	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2016, our principal subsidiaries included:

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
Newly Adopted Accounting Standards
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
Recently Issued but Not Yet Adopted Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model is applicable to loans held for investment, securities held to maturity, lease receivables, financial guarantee contracts and certain unconditional loan commitments. The CECL model will replace our current accounting for purchased credit-impaired (“PCI”) and impaired loans. The guidance also amends the available for sale (“AFS”) debt securities other-than-temporary impairments (“OTTI”) model. Credit losses (and subsequent recoveries) on AFS debt securities will be recorded through an allowance approach, rather than the current U.S. GAAP practice of permanent write-downs for credit losses and accreting positive changes through interest income over time. This guidance will be effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019. We are currently assessing the potential impact on our consolidated financial statements.
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
The following table summarizes the results from discontinued operations for the third quarter and first nine months of 2016 and 2015:
Table 2.1: Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Non-interest income (expense), net	$(17)	$(7)	$(27)	$41
Income (loss) from discontinued operations before income taxes	(17)	(7)	(27)	41
Income tax provision (benefit)	(6)	(3)	(10)	15
Income (loss) from discontinued operations, net of tax	$(11)	$(4)	$(17)	$26
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

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities as of September 30, 2016 and December 31, 2015, respectively.
The table below presents the overview of our investment securities portfolio as of September 30, 2016 and December 31, 2015.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	September 30, 2016	December 31, 2015
Securities available for sale, at fair value	$41,511	$39,061
Securities held to maturity, at carrying value	25,019	24,619
Total investment securities	$66,530	$63,680
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2016 and December 31, 2015.
Table 3.2: Investment Securities Available for Sale

	September 30, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,136	$40	$0	$5,176
RMBS:
Agency(2)	26,563	335	(70)	26,828
Non-agency	2,433	395	(6)	2,822
Total RMBS	28,996	730	(76)	29,650
CMBS:
Agency(2)	3,492	47	(21)	3,518
Non-agency	1,697	55	(2)	1,750
Total CMBS	5,189	102	(23)	5,268
Other ABS(3)	986	5	0	991
Other securities(4)	422	6	(2)	426
Total investment securities available for sale	$40,729	$883	$(101)	$41,511

74	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,664	$5	$(9)	$4,660
RMBS:
Agency(2)	24,332	165	(212)	24,285
Non-agency	2,680	368	(22)	3,026
Total RMBS	27,012	533	(234)	27,311
CMBS:
Agency(2)	3,690	21	(47)	3,664
Non-agency	1,723	16	(24)	1,715
Total CMBS	5,413	37	(71)	5,379
Other ABS(3)	1,345	1	(6)	1,340
Other securities(4)	370	2	(1)	371
Total investment securities available for sale	$38,804	$578	$(321)	$39,061
__________

(1)
Includes non-credit-related OTTI that is recorded in accumulated other comprehensive income (“AOCI”) of $6 million and $22 million as of September 30, 2016 and December 31, 2015, respectively. All of this amount is related to non-agency RMBS.

(2)	Includes Federal National Mortgage Corporation (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”) guaranteed securities.

(3)
ABS collateralized by credit card loans constituted approximately 68% and 71% of the other ABS portfolio as of September 30, 2016 and December 31, 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 17% and 11% of the other ABS portfolio as of September 30, 2016 and December 31, 2015, respectively.

(4)	Includes foreign government bonds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of September 30, 2016 and December 31, 2015.
Table 3.3: Investment Securities Held to Maturity

	September 30, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$1	$0	$200
Agency RMBS	22,544	(939)	21,605	1,462	(6)	23,061
Agency CMBS	3,310	(95)	3,215	195	0	3,410
Total investment securities held to maturity	$26,053	$(1,034)	$25,019	$1,658	$(6)	$26,671

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$(1)	$198
Agency RMBS	22,561	(1,048)	21,513	692	(72)	22,133
Agency CMBS	3,012	(105)	2,907	87	(8)	2,986
Total investment securities held to maturity	$25,772	$(1,153)	$24,619	$779	$(81)	$25,317
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

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015.
Table 3.4: Securities in a Gross Unrealized Loss Position

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$0	$0	$0	$0	$0	$0
RMBS:
Agency	4,522	(27)	3,437	(43)	7,959	(70)
Non-agency	59	0	202	(6)	261	(6)
Total RMBS	4,581	(27)	3,639	(49)	8,220	(76)
CMBS:
Agency	462	(2)	870	(19)	1,332	(21)
Non-agency	110	0	152	(2)	262	(2)
Total CMBS	572	(2)	1,022	(21)	1,594	(23)
Other ABS	71	0	12	0	83	0
Other securities	130	(1)	20	(1)	150	(2)
Total investment securities available for sale in a gross unrealized loss position	$5,354	$(30)	$4,693	$(71)	$10,047	$(101)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$3,096	$(9)	$1	$0	$3,097	$(9)
RMBS:
Agency	12,025	(110)	4,420	(102)	16,445	(212)
Non-agency	355	(10)	155	(12)	510	(22)
Total RMBS	12,380	(120)	4,575	(114)	16,955	(234)
CMBS:
Agency	1,352	(9)	1,148	(38)	2,500	(47)
Non-agency	739	(13)	330	(11)	1,069	(24)
Total CMBS	2,091	(22)	1,478	(49)	3,569	(71)
Other ABS	825	(5)	255	(1)	1,080	(6)
Other securities	250	0	19	(1)	269	(1)
Total investment securities available for sale in a gross unrealized loss position	$18,642	$(156)	$6,328	$(165)	$24,970	$(321)

76	Capital One Financial Corporation (COF)

As of September 30, 2016, the amortized cost of approximately 490 securities available for sale exceeded their fair value by $101 million, of which $71 million related to securities that had been in a loss position for 12 months or longer. As of September 30, 2016, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $10 million, or 10%, of total gross unrealized losses on securities available for sale. As of September 30, 2016, the carrying value of approximately 20 securities classified as held to maturity exceeded their fair value by $6 million.
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
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2016.
Table 3.5: Contractual Maturities of Securities Available for Sale

	September 30, 2016
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,106	$1,109
Due after 1 year through 5 years	4,201	4,239
Due after 5 years through 10 years	3,136	3,189
Due after 10 years(1)	32,286	32,974
Total	$40,729	$41,511
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	September 30, 2016
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$199	$200
Due after 5 years through 10 years	1,362	1,483
Due after 10 years	23,458	24,988
Total	$25,019	$26,671
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

77	Capital One Financial Corporation (COF)

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of September 30, 2016.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	September 30, 2016
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$803	$2,879	$1,494	$0	$5,176
RMBS:
Agency	333	21,314	5,181	0	26,828
Non-agency	31	900	1,478	413	2,822
Total RMBS	364	22,214	6,659	413	29,650
CMBS:
Agency	45	1,745	1,728	0	3,518
Non-agency	167	732	851	0	1,750
Total CMBS	212	2,477	2,579	0	5,268
Other ABS	223	761	7	0	991
Other securities	186	133	0	107	426
Total securities available for sale	$1,788	$28,464	$10,739	$520	$41,511
Amortized cost of securities available for sale	$1,789	$28,057	$10,414	$469	$40,729
Weighted-average yield for securities available for sale(1)	1.38%	2.02%	2.91%	7.19%	2.28%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$199	$0	$0	$199
Agency RMBS	64	6,697	12,391	2,453	21,605
Agency CMBS	0	132	2,437	646	3,215
Total securities held to maturity	$64	$7,028	$14,828	$3,099	$25,019
Fair value of securities held to maturity	$63	$7,338	$15,844	$3,426	$26,671
Weighted-average yield for securities held to maturity(1)	2.08%	2.47%	2.50%	3.25%	2.58%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of September 30, 2016, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

78	Capital One Financial Corporation (COF)

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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three and nine months ended September 30, 2016 and 2015 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Credit loss component, beginning of period	$204	$192	$199	$175
Additions:
Initial credit impairment	0	2	1	7
Subsequent credit impairment	0	3	7	15
Total additions	0	5	8	22
Reductions due to payoffs, disposals, transfers and other	0	(1)	(3)	(1)
Credit loss component, end of period	$204	$196	$204	$196
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and nine months ended September 30, 2016 and 2015. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Realized gains (losses):
Gross realized gains	$2	$3	$8	$20
Gross realized losses	(1)	0	(5)	(16)
Net realized gains (losses)	1	3	3	4
OTTI recognized in earnings:
Credit-related OTTI	0	(5)	(8)	(22)
Intent-to-sell OTTI	0	0	(2)	(5)
Total OTTI recognized in earnings	0	(5)	(10)	(27)
Net securities gains (losses)	$1	$(2)	$(7)	$(23)
Total proceeds from sales	$828	$898	$3,528	$3,211

79	Capital One Financial Corporation (COF)

Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.1 billion and $1.7 billion as of September 30, 2016 and December 31, 2015, respectively. We also pledged securities held to maturity with a carrying value of $7.4 billion and $8.7 billion as of September 30, 2016 and December 31, 2015, respectively. Of the total securities pledged as collateral, we have encumbered $9.0 billion and $10.6 billion as of September 30, 2016 and December 31, 2015, respectively, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $38 million and $172 million as of September 30, 2016 and December 31, 2015, respectively, primarily related to our derivative transactions.
Acquired Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the acquired credit-impaired debt securities as of September 30, 2016 and December 31, 2015.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	September 30, 2016	December 31, 2015
Outstanding balance	$3,001	$3,285
Carrying value	2,351	2,480
Changes in Accretable Yield of Acquired Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities for the three and nine months ended September 30, 2016.
Table 3.11: Changes in the Accretable Yield of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Accretable yield, beginning of period	$1,237	$1,237
Accretion recognized in earnings	(49)	(156)
Reduction due to payoffs, disposals, transfers and other	0	(2)
Net reclassifications from nonaccretable difference	13	122
Accretable yield, end of period	$1,201	$1,201

80	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes certain of our consumer and commercial loans acquired through business combinations that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which are referred to as PCI loans. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on the accounting guidance for these loans.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of September 30, 2016 and December 31, 2015. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$87,607	$1,056	$764	$1,528	$3,348	$0	$90,955
International credit card	7,938	119	72	117	308	0	8,246
Total credit card	95,545	1,175	836	1,645	3,656	0	99,201
Consumer Banking:
Auto	43,486	1,826	799	200	2,825	0	46,311
Home loan	6,775	44	19	144	207	15,466	22,448
Retail banking	3,449	19	9	20	48	29	3,526
Total consumer banking	53,710	1,889	827	364	3,080	15,495	72,285
Commercial Banking:
Commercial and multifamily real estate	26,419	1	50	8	59	29	26,507
Commercial and industrial	38,381	57	23	346	426	625	39,432
Total commercial lending	64,800	58	73	354	485	654	65,939
Small-ticket commercial real estate	505	5	2	6	13	0	518
Total commercial banking	65,305	63	75	360	498	654	66,457
Other loans	68	2	1	5	8	0	76
Total loans(2)	$214,628	$3,129	$1,739	$2,374	$7,242	$16,149	$238,019
% of Total loans	90.17%	1.31%	0.73%	1.00%	3.04%	6.79%	100.00%

81	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$84,954	$906	$658	$1,421	$2,985	$0	$87,939
International credit card	7,903	110	67	106	283	0	8,186
Total credit card	92,857	1,016	725	1,527	3,268	0	96,125
Consumer Banking:
Auto	38,549	1,901	880	219	3,000	0	41,549
Home loan	6,465	41	18	176	235	18,527	25,227
Retail banking	3,514	21	8	20	49	33	3,596
Total consumer banking	48,528	1,963	906	415	3,284	18,560	70,372
Commercial Banking:
Commercial and multifamily real estate	25,449	34	0	4	38	31	25,518
Commercial and industrial	35,920	51	34	203	288	927	37,135
Total commercial lending	61,369	85	34	207	326	958	62,653
Small-ticket commercial real estate	607	3	1	2	6	0	613
Total commercial banking	61,976	88	35	209	332	958	63,266
Other loans	77	2	2	7	11	0	88
Total loans(2)	$203,438	$3,069	$1,668	$2,158	$6,895	$19,518	$229,851
% of Total loans	88.51%	1.33%	0.73%	0.94%	3.00%	8.49%	100.00%
__________

(1)	Includes installment loans of $9 million and $16 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Loans (other than PCI loans) include unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $515 million and $499 million as of September 30, 2016 and December 31, 2015, respectively.

We pledge loan collateral at the FHLB to secure borrowing capacity. The outstanding balance of the pledged loans totaled $30.0 billion and $36.9 billion as of September 30, 2016 and December 31, 2015, respectively.
Table 4.2 presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of September 30, 2016 and December 31, 2015.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	September 30, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,528	N/A	$1,421	N/A
International credit card	91	$44	79	$53
Total credit card	1,619	44	1,500	53
Consumer Banking:
Auto	0	200	0	219
Home loan	0	277	0	311
Retail banking	1	37	0	28
Total consumer banking	1	514	0	558

82	Capital One Financial Corporation (COF)

	September 30, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$2	$22	$0	$7
Commercial and industrial	41	961	5	538
Total commercial lending	43	983	5	545
Small-ticket commercial real estate	0	11	0	5
Total commercial banking	43	994	5	550
Other loans	0	9	0	9
Total	$1,663	$1,561	$1,505	$1,170
% of Total loans	0.70%	0.66%	0.65%	0.51%
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
The table below displays the geographic profile of our credit card loan portfolio as of September 30, 2016 and December 31, 2015. We also present net charge-offs for the three and nine months ended September 30, 2016 and 2015.
Table 4.3: Credit Card Risk Profile by Geographic Region

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$10,446	10.6%	$10,029	10.5%
Texas	6,753	6.8	6,344	6.6
New York	6,665	6.7	6,446	6.7
Florida	6,093	6.1	5,712	5.9
Illinois	4,198	4.2	4,121	4.3
Pennsylvania	3,780	3.8	3,764	3.9
Ohio	3,392	3.4	3,371	3.5
New Jersey	3,268	3.3	3,210	3.3
Michigan	2,962	3.0	2,922	3.0
Other	43,398	43.8	42,020	43.8
Total domestic credit card	90,955	91.7	87,939	91.5
International credit card:
Canada	5,302	5.3	4,889	5.1
United Kingdom	2,944	3.0	3,297	3.4
Total international credit card	8,246	8.3	8,186	8.5
Total credit card	$99,201	100.0%	$96,125	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.

83	Capital One Financial Corporation (COF)

Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$841	3.74%	$619	3.08%	$2,602	3.99%	$1,933	3.35%
International credit card	65	3.18	36	1.80	203	3.32	144	2.41
Total credit card	$906	3.70	$655	2.96	$2,805	3.93	$2,077	3.26
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
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of September 30, 2016 and December 31, 2015, as well as net charge-offs for the three and nine months ended September 30, 2016 and 2015.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$6,096	8.4%	$5,463	7.8%
California	5,290	7.3	4,611	6.5
Florida	3,841	5.3	3,315	4.7
Georgia	2,425	3.4	2,245	3.2
Louisiana	2,108	2.9	1,882	2.7
Illinois	2,008	2.8	1,859	2.6
Ohio	1,929	2.7	1,738	2.5
Other	22,614	31.2	20,436	29.0
Total auto	46,311	64.0	41,549	59.0
Home loan:
California	5,183	7.2	5,884	8.4
New York	2,032	2.8	2,171	3.1
Maryland	1,450	2.0	1,539	2.2
Illinois	1,290	1.8	1,490	2.1
Virginia	1,241	1.7	1,354	1.9
New Jersey	1,158	1.6	1,293	1.8
Louisiana	1,017	1.4	1,146	1.6
Other	9,077	12.6	10,350	14.8
Total home loan	22,448	31.1	25,227	35.9

84	Capital One Financial Corporation (COF)

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	$1,041	1.4%	$1,071	1.5%
New York	922	1.3	921	1.3
Texas	765	1.1	757	1.1
New Jersey	234	0.3	259	0.4
Maryland	187	0.3	180	0.3
Virginia	155	0.2	151	0.2
Other	222	0.3	257	0.3
Total retail banking	3,526	4.9	3,596	5.1
Total consumer banking	$72,285	100.0%	$70,372	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$210	1.85%	$188	1.85%	$508	1.55%	$457	1.54%
Home loan(2)	1	0.03	1	0.01	9	0.05	6	0.03
Retail banking	16	1.75	14	1.53	39	1.46	35	1.30
Total consumer banking(2)	$227	1.26	$203	1.14	$556	1.04	$498	0.93

	September 30, 2016		December 31, 2015
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$200	0.43%	$219	0.53%
Home loan(4)	277	1.23	311	1.23
Retail banking	37	1.05	28	0.77
Total consumer banking(4)	$514	0.71	$558	0.79
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs by average balance of loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.08% and 1.62%, respectively, for the three months ended September 30, 2016, compared to 0.05% and 1.58%, respectively, for the three months ended September 30, 2015; and 0.18% and 1.37%, respectively, for the nine months ended September 30, 2016, compared to 0.11% and 1.33%, respectively, for the nine months ended September 30, 2015.

(3)	The nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.97% and 0.90%, respectively, as of September 30, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

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
The following table presents the distribution of our home loan portfolio as of September 30, 2016 and December 31, 2015, based on selected key risk characteristics.
Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	September 30, 2016
	Loans		PCI Loans(3)		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2007	$2,200	9.7%	$7,835	35.0%	$10,035	44.7%
2008	139	0.7	2,410	10.7	2,549	11.4
2009	86	0.4	1,182	5.3	1,268	5.7
2010	86	0.4	1,726	7.7	1,812	8.1
2011	150	0.7	1,870	8.3	2,020	9.0
2012	1,047	4.7	298	1.3	1,345	6.0
2013	492	2.1	62	0.3	554	2.4
2014	595	2.7	31	0.1	626	2.8
2015	1,064	4.7	32	0.1	1,096	4.8
2016	1,123	5.0	20	0.1	1,143	5.1
Total	$6,982	31.1%	$15,466	68.9%	$22,448	100.0%
Geographic concentration:(4)
California	$908	4.0%	$4,275	19.0%	$5,183	23.0%
New York	1,293	5.8	739	3.3	2,032	9.1
Maryland	574	2.6	876	3.9	1,450	6.5
Illinois	101	0.4	1,189	5.3	1,290	5.7
Virginia	478	2.1	763	3.4	1,241	5.5
New Jersey	374	1.7	784	3.5	1,158	5.2
Louisiana	993	4.4	24	0.1	1,017	4.5
Florida	157	0.7	828	3.7	985	4.4
Arizona	90	0.4	845	3.8	935	4.2
Texas	690	3.1	107	0.5	797	3.6
Other	1,324	5.9	5,036	22.4	6,360	28.3
Total	$6,982	31.1%	$15,466	68.9%	$22,448	100.0%
Lien type:
1st lien	$5,993	26.7%	$15,184	67.6%	$21,177	94.3%
2nd lien	989	4.4	282	1.3	1,271	5.7
Total	$6,982	31.1%	$15,466	68.9%	$22,448	100.0%
Interest rate type:
Fixed rate	$3,175	14.1%	$1,936	8.6%	$5,111	22.7%
Adjustable rate	3,807	17.0	13,530	60.3	17,337	77.3
Total	$6,982	31.1%	$15,466	68.9%	$22,448	100.0%

86	Capital One Financial Corporation (COF)

	December 31, 2015
	Loans		PCI Loans(3)		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2007	$2,559	10.1%	$8,956	35.5%	$11,515	45.6%
2008	157	0.6	2,866	11.4	3,023	12.0
2009	97	0.4	1,498	5.9	1,595	6.3
2010	97	0.4	2,208	8.8	2,305	9.2
2011	176	0.7	2,476	9.8	2,652	10.5
2012	1,276	5.1	389	1.5	1,665	6.6
2013	557	2.2	71	0.3	628	2.5
2014	680	2.7	31	0.1	711	2.8
2015	1,101	4.4	32	0.1	1,133	4.5
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Geographic concentration:(4)
California	$871	3.5%	$5,013	19.9%	$5,884	23.4%
New York	1,295	5.1	876	3.5	2,171	8.6
Maryland	511	2.0	1,028	4.1	1,539	6.1
Illinois	89	0.4	1,401	5.5	1,490	5.9
Virginia	428	1.7	926	3.7	1,354	5.4
New Jersey	353	1.4	940	3.7	1,293	5.1
Louisiana	1,069	4.2	27	0.1	1,096	4.3
Florida	157	0.6	989	3.9	1,146	4.5
Arizona	81	0.4	995	3.9	1,076	4.3
Washington	113	0.4	806	3.2	919	3.6
Other	1,733	6.9	5,526	21.9	7,259	28.8
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Interest rate type:
Fixed rate	$2,751	10.9%	$2,264	9.0%	$5,015	19.9%
Adjustable rate	3,949	15.7	16,263	64.4	20,212	80.1
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
__________

(1)	Percentages within each risk category are calculated based on period-end amounts.

(2)	Modified loans are reported in the origination year of the initial borrowing.

(3)	The PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(4)	States listed represent those that have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $377 million and $474 million as of September 30, 2016 and December 31, 2015, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of September 30, 2016 and December 31, 2015, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheets totaled $75 million and $123 million, respectively.

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2016 and December 31, 2015.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,858	59.8%	$8,933	22.7%	$320	61.7%	$25,111	37.8%
Mid-Atlantic	3,187	12.0	3,707	9.4	19	3.7	6,913	10.4
South	3,913	14.8	15,416	39.1	35	6.8	19,364	29.1
Other	3,549	13.4	11,376	28.8	144	27.8	15,069	22.7
Total	$26,507	100.0%	$39,432	100.0%	$518	100.0%	$66,457	100.0%
Internal risk rating:(3)
Noncriticized	$26,223	98.9%	$35,609	90.3%	$504	97.3%	$62,336	93.8%
Criticized performing	233	0.9	2,237	5.7	3	0.6	2,473	3.7
Criticized nonperforming	22	0.1	961	2.4	11	2.1	994	1.5
PCI loans(4)	29	0.1	625	1.6	0	0.0	654	1.0
Total	$26,507	100.0%	$39,432	100.0%	$518	100.0%	$66,457	100.0%

88	Capital One Financial Corporation (COF)

	December 31, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,949	62.5%	$8,074	21.8%	$376	61.3%	$24,399	38.6%
Mid-Atlantic	2,797	11.0	3,010	8.1	25	4.1	5,832	9.2
South	4,070	15.9	15,240	41.0	40	6.5	19,350	30.6
Other	2,702	10.6	10,811	29.1	172	28.1	13,685	21.6
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
Internal risk rating:(3)
Noncriticized	$25,130	98.5%	$34,008	91.6%	$605	98.7%	$59,743	94.4%
Criticized performing	350	1.4	1,662	4.5	3	0.5	2,015	3.2
Criticized nonperforming	7	0.0	538	1.4	5	0.8	550	0.9
PCI loans(4)	31	0.1	927	2.5	0	0.0	958	1.5
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

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

(4)
We evaluate PCI loans based on their actual risk ratings. Were these PCI loans classified based on their risk ratings, $348 million and $128 million would have been classified as Noncriticized, $281 million and $793 million as Criticized performing, and $25 million and $37 million as Criticized nonperforming as of September 30, 2016 and December 31, 2015, respectively.

Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which are reported separately as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015:
Table 4.9: Impaired Loans(1)

	September 30, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$539	$0	$539	$171	$368	$524
International credit card	133	0	133	65	68	129
Total credit card(2)	672	0	672	236	436	653
Consumer Banking:
Auto(3)	302	202	504	25	479	782
Home loan	239	115	354	18	336	442
Retail banking	54	14	68	17	51	75
Total consumer banking	595	331	926	60	866	1,299
Commercial Banking:
Commercial and multifamily real estate	96	8	104	10	94	109
Commercial and industrial	1,256	78	1,334	169	1,165	1,573
Total commercial lending	1,352	86	1,438	179	1,259	1,682
Small-ticket commercial real estate	11	0	11	0	11	14
Total commercial banking	1,363	86	1,449	179	1,270	1,696
Total	$2,630	$417	$3,047	$475	$2,572	$3,648

89	Capital One Financial Corporation (COF)

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$528	$15	$530	$43
International credit card	135	3	132	8
Total credit card(2)	663	18	662	51
Consumer Banking:
Auto(3)	498	21	495	64
Home loan	358	2	362	4
Retail banking	60	0	62	1
Total consumer banking	916	23	919	69
Commercial Banking:
Commercial and multifamily real estate	128	0	111	2
Commercial and industrial	1,277	4	1,171	9
Total commercial lending	1,405	4	1,282	11
Small-ticket commercial real estate	8	0	8	0
Total commercial banking	1,413	4	1,290	11
Total	$2,992	$45	$2,871	$131

	December 31, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$541	$0	$541	$150	$391	$526
International credit card	125	0	125	59	66	121
Total credit card(2)	666	0	666	209	457	647
Consumer Banking:
Auto(3)	273	215	488	22	466	772
Home loan	229	136	365	18	347	456
Retail banking	51	10	61	14	47	62
Total consumer banking	553	361	914	54	860	1,290
Commercial Banking:
Commercial and multifamily real estate	82	3	85	11	74	88
Commercial and industrial	515	278	793	75	718	862
Total commercial lending	597	281	878	86	792	950
Small-ticket commercial real estate	6	0	6	0	6	7
Total commercial banking	603	281	884	86	798	957
Total	$1,822	$642	$2,464	$349	$2,115	$2,894

90	Capital One Financial Corporation (COF)

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$535	$15	$538	$43
International credit card	133	2	137	7
Total credit card(2)	668	17	675	50
Consumer Banking:
Auto(3)	468	20	456	61
Home loan	360	2	363	4
Retail banking	55	0	55	1
Total consumer banking	883	22	874	66
Commercial Banking:
Commercial and multifamily real estate	112	0	115	2
Commercial and industrial	388	0	385	2
Total commercial lending	500	0	500	4
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	508	0	507	4
Total	$2,059	$39	$2,056	$120
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
The total recorded investment of loans modified in TDRs represents $2.3 billion and $1.8 billion of the impaired loans presented above as of September 30, 2016 and December 31, 2015, respectively. Consumer TDRs classified as performing totaled $1.1 billion and $1.0 billion as of September 30, 2016 and December 31, 2015, respectively. Commercial TDRs classified as performing totaled $455 million and $334 million as of September 30, 2016 and December 31, 2015, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2016 and 2015:

91	Capital One Financial Corporation (COF)

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended September 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$88	100%	13.12%	0%	0	0%	$0
International credit card	35	100	25.91	0	0	0	0
Total credit card	123	100	16.69	0	0	0	0
Consumer Banking:
Auto	91	47	3.52	75	8	24	21
Home loan	13	71	2.18	90	241	2	0
Retail banking	9	11	10.44	61	9	0	0
Total consumer banking	113	47	3.41	75	38	20	21
Commercial Banking:
Commercial and multifamily real estate	13	0	0.00	0	0	97	3
Commercial and industrial	257	1	0.15	49	10	19	26
Total commercial lending	270	1	0.15	47	10	23	29
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	271	1	0.15	47	10	23	29
Total	$507	35	12.55	42	21	17	$50

92	Capital One Financial Corporation (COF)

	Total Loans Modified(1)(2)	Nine Months Ended September 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$212	100%	12.95%	0%	0	0%	$0
International credit card	104	100	25.86	0	0	0	0
Total credit card	316	100	17.18	0	0	0	0
Consumer Banking:
Auto	254	45	3.75	74	7	25	57
Home loan	38	62	2.37	86	247	2	0
Retail banking	16	23	7.90	65	9	11	1
Total consumer banking	308	46	3.62	75	41	22	58
Commercial Banking:
Commercial and multifamily real estate	38	0	0.00	67	6	32	3
Commercial and industrial	558	6	0.09	54	17	9	26
Total commercial lending	596	5	0.09	55	16	10	29
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	597	5	0.09	55	16	10	29
Total	$1,221	40	12.17	46	26	11	$87

	Total Loans Modified(1)(2)	Three Months Ended September 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$77	100%	12.30%	0%	0	0%	$0
International credit card	29	100	25.89	0	0	0	0
Total credit card	106	100	16.01	0	0	0	0
Consumer Banking:
Auto	88	42	4.14	68	7	31	24
Home loan	17	70	2.63	87	232	6	0
Retail banking	10	6	6.15	94	6	0	0
Total consumer banking	115	43	3.81	73	46	25	24
Commercial Banking:
Commercial and multifamily real estate	9	0	0.00	83	8	0	0
Commercial and industrial	21	0	0.00	21	9	0	0
Total commercial lending	30	0	0.00	40	9	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	30	0	0.00	40	9	0	0
Total	$251	62	12.13	38	42	11	$24

93	Capital One Financial Corporation (COF)

	Total Loans Modified(1)(2)	Nine Months Ended September 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$217	100%	12.16%	0%	0	0%	$0
International credit card	91	100	25.87	0	0	0	0
Total credit card	308	100	16.21	0	0	0	0
Consumer Banking:
Auto	257	41	3.28	69	8	30	69
Home loan	34	60	2.78	74	209	9	0
Retail banking	20	19	7.19	88	6	0	0
Total consumer banking	311	42	3.31	71	31	26	69
Commercial Banking:
Commercial and multifamily real estate	12	0	0.00	86	14	18	1
Commercial and industrial	72	0	1.06	48	6	0	0
Total commercial lending	84	0	1.06	53	8	2	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	85	0	1.06	53	8	2	1
Total	$704	62	12.40	38	27	12	$70
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

94	Capital One Financial Corporation (COF)

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,138	$15	29,963	$49
International credit card(1)	10,670	20	29,455	61
Total credit card	19,808	35	59,418	110
Consumer Banking:
Auto	2,096	24	6,009	67
Home loan	17	2	40	5
Retail banking	12	4	37	7
Total consumer banking	2,125	30	6,086	79
Commercial Banking:
Commercial and multifamily real estate	1	2	1	2
Commercial and industrial	22	108	42	145
Total commercial lending	23	110	43	147
Small-ticket commercial real estate	1	0	3	0
Total commercial banking	24	110	46	147
Total	21,957	$175	65,550	$336

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,487	$18	29,815	$50
International credit card(1)	8,294	19	25,466	62
Total credit card	18,781	37	55,281	112
Consumer Banking:
Auto	2,297	27	6,172	71
Home loan	4	1	11	1
Retail banking	6	0	20	1
Total consumer banking	2,307	28	6,203	73
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	3	2	6	19
Total commercial lending	3	2	6	19
Small-ticket commercial real estate	3	0	3	0
Total commercial banking	6	2	9	19
Total	21,094	$67	61,493	$204
__________

(1)
In the U.K., regulators require the acceptance of payment plan proposals in which the modified payments may be less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge off even when fully in compliance with the TDR program terms.

95	Capital One Financial Corporation (COF)

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of September 30, 2016 and December 31, 2015. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	September 30, 2016			December 31, 2015
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$17,653	$3,416	$14,237	$21,151	$3,840	$17,311
Carrying value(1)	16,165	2,361	13,804	19,516	2,629	16,887
__________

(1)
Includes $28 million and $37 million of allowance for loan and lease losses for these loans as of September 30, 2016 and December 31, 2015, respectively. We recorded a $9 million release and a $1 million provision for credit losses for the nine months ended September 30, 2016 and 2015, respectively, for PCI loans.

Changes in Accretable Yield
The following table presents changes in the accretable yield on the PCI loans:
Table 4.13: Changes in Accretable Yield on PCI Loans

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield, beginning of period	$3,499	$1,172	$2,327	$3,483	$1,244	$2,239
Accretion recognized in earnings	(175)	(59)	(116)	(536)	(177)	(359)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	66	26	40	147	55	92
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(81)	(4)	(77)	215	13	202
Accretable yield, end of period	$3,309	$1,135	$2,174	$3,309	$1,135	$2,174
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.
Unfunded Lending Commitments
We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. Unused lines of credit for credit card customers totaled $314.8 billion and $308.3 billion as of September 30, 2016 and December 31, 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

96	Capital One Financial Corporation (COF)

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $28.0 billion and $27.9 billion, which included $745 million and $1.0 billion of advised lines of credit as of September 30, 2016 and December 31, 2015, respectively. Advised lines of credit are not considered legally binding commitments as funding is subject to our satisfactory evaluation of the customer at the time credit is requested.

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2016 and 2015.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2016	$4,086	$972	$821	$2	$5,881
Provision (benefit) for loan and lease losses	1,272	258	96	(1)	1,625
Charge-offs	(1,171)	(323)	(112)	0	(1,606)
Recoveries	265	96	4	1	366
Net charge-offs	(906)	(227)	(108)	1	(1,240)
Other changes(2)	(7)	0	(1)	0	(8)
Balance as of September 30, 2016	4,445	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of June 30, 2016	0	8	161	0	169
Provision (benefit) for losses on unfunded lending commitments	0	(2)	(35)	0	(37)
Balance as of September 30, 2016	0	6	126	0	132
Combined allowance and reserve as of September 30, 2016	$4,445	$1,009	$934	$2	$6,390

	Nine Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	3,604	691	452	(4)	4,743
Charge-offs	(3,608)	(862)	(224)	(2)	(4,696)
Recoveries	803	306	10	4	1,123
Net charge-offs	(2,805)	(556)	(214)	2	(3,573)
Other changes(2)	(8)	0	(34)	0	(42)
Balance as of September 30, 2016	4,445	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision (benefit) for losses on unfunded lending commitments	0	(1)	(35)	0	(36)
Balance as of September 30, 2016	0	6	126	0	132
Combined allowance and reserve as of September 30, 2016	$4,445	$1,009	$934	$2	$6,390

98	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2015	$3,324	$875	$472	$5	$4,676
Provision (benefit) for loan and lease losses	831	188	60	(2)	1,077
Charge-offs	(930)	(286)	(47)	0	(1,263)
Recoveries	275	83	14	1	373
Net charge-offs	(655)	(203)	(33)	1	(890)
Other changes(2)	(16)	0	0	0	(16)
Balance as of September 30, 2015	3,484	860	499	4	4,847
Reserve for unfunded lending commitments:
Balance as of June 30, 2015	0	7	128	0	135
Provision (benefit) for losses on unfunded lending commitments	0	0	15	0	15
Balance as of September 30, 2015	0	7	143	0	150
Combined allowance and reserve as of September 30, 2015	$3,484	$867	$642	$4	$4,997

	Nine Months Ended September 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	2,395	579	147	(2)	3,119
Charge-offs	(2,940)	(761)	(67)	(5)	(3,773)
Recoveries	863	263	24	6	1,156
Net charge-offs	(2,077)	(498)	(43)	1	(2,617)
Other changes(2)	(38)	0	0	0	(38)
Balance as of September 30, 2015	3,484	860	499	4	4,847
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	0	7	106	0	113
Provision (benefit) for losses on unfunded lending commitments	0	0	37	0	37
Balance as of September 30, 2015	0	7	143	0	150
Combined allowance and reserve as of September 30, 2015	$3,484	$867	$642	$4	$4,997
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

99	Capital One Financial Corporation (COF)

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of September 30, 2016 and December 31, 2015.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,209	$915	$629	$2	$5,755
Asset-specific(2)	236	60	179	0	475
PCI loans(3)	0	28	0	0	28
Total allowance for loan and lease losses	$4,445	$1,003	$808	$2	$6,258
Loans held for investment:
Collectively evaluated(1)	$98,529	$56,066	$64,354	$76	$219,025
Asset-specific(2)	672	724	1,449	0	2,845
PCI loans(3)	0	15,495	654	0	16,149
Total loans held for investment	$99,201	$72,285	$66,457	$76	$238,019
Allowance as a percentage of period-end loans held for investment	4.48%	1.39%	1.22%	2.63%	2.63%

	December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,445	$778	$517	$4	$4,744
Asset-specific(2)	209	54	86	0	349
PCI loans(3)	0	36	1	0	37
Total allowance for loan and lease losses	$3,654	$868	$604	$4	$5,130
Loans held for investment:
Collectively evaluated(1)	$95,459	$51,113	$61,424	$88	$208,084
Asset-specific(2)	666	699	884	0	2,249
PCI loans(3)	0	18,560	958	0	19,518
Total loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Allowance as a percentage of period-end loans held for investment	3.80%	1.23%	0.95%	4.94%	2.23%
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

We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership that qualify for net accounting treatment. The loss sharing amounts due from these partners result in reductions to reported net charge-offs and provision for credit losses. The table below summarizes these impacts for the three and nine months ended September 30, 2016 and 2015.
Table 5.3: Summary of Loss Sharing Arrangements Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Reduction in net charge-offs	$56	$47	$161	$136
Reduction in provision for credit losses	64	64	194	183
The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $227 million and $194 million as of September 30, 2016 and December 31, 2015, respectively. See “Note 1—Summary of Significant Accounting Policies” of our 2015 Form 10-K for further discussion on our credit card partnership agreements.

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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of September 30, 2016 and December 31, 2015. We separately present information for consolidated and unconsolidated VIEs.
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
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,543	$19,120	$0	$0	$0
Home loan securitizations(2)	0	0	205	26	1,282
Total securitization-related VIEs	31,543	19,120	205	26	1,282
Other VIEs:
Affordable housing entities	173	9	3,884	527	3,884
Entities that provide capital to low-income and rural communities	789	127	0	0	0
Other	0	0	64	0	64
Total other VIEs	962	136	3,948	527	3,948
Total VIEs	$32,505	$19,256	$4,153	$553	$5,230

102	Capital One Financial Corporation (COF)

	December 31, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,800	$16,925	$0	$0	$0
Home loan securitizations(2)	0	0	211	27	873
Total securitization-related VIEs	34,800	16,925	211	27	873
Other VIEs:
Affordable housing entities	0	0	3,852	555	3,852
Entities that provide capital to low-income and rural communities	352	101	0	0	0
Other	0	0	57	0	57
Total other VIEs	352	101	3,909	555	3,909
Total VIEs	$35,152	$17,026	$4,120	$582	$4,782
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

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

103	Capital One Financial Corporation (COF)

The table below presents the securitization-related VIEs in which we had continuing involvement as of September 30, 2016 and December 31, 2015.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
September 30, 2016:
Securities held by third-party investors	$18,411	$1,563		$60	$719
Receivables in the trust	31,256	1,616		54	724
Cash balance of spread or reserve accounts	0	8		N/A	135
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2015:
Securities held by third-party investors	$16,166	$1,754		$74	$789
Receivables in the trust	33,783	1,814		68	794
Cash balance of spread or reserve accounts	0	8		N/A	134
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service only certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

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

Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of September 30, 2016 and December 31, 2015, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.6 billion and $1.8 billion as of September 30, 2016 and December 31, 2015, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both September 30, 2016 and December 31, 2015. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $5 million and $6 million related to those interests for our non-consolidated VIEs as of September 30, 2016 and December 31, 2015, respectively.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $724 million and $794 million as of September 30, 2016 and December 31, 2015, respectively. In the event the third party servicer does not fulfill its obligation to exercise the clean-up calls on certain securitizations, the obligation reverts to us and we would be required to acquire a maximum of approximately $420 million of loan receivables and other assets upon our execution of these clean-up calls with the requirement to absorb any losses on the loan receivables and other assets. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to these obligations.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $83 million and $76 million as of September 30, 2016 and December 31, 2015, respectively. We also have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our maximum credit exposure related to these agreements totaled $12 million and $13 million as of September 30, 2016 and December 31, 2015, respectively. These agreements are included in other liabilities on our consolidated balance sheets, and our obligation under these agreements was $7 million and $8 million as of September 30, 2016 and December 31, 2015, respectively.

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

We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2016 and 2015, we recognized amortization of $295 million and $257 million, respectively, and tax credits of $336 million and $387 million, respectively, associated with these investments within income tax provision. The carrying value of our investments in these qualified affordable housing projects was $3.8 billion and $3.5 billion as of September 30, 2016 and December 31, 2015, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had a recorded liability of $1.3 billion for these unfunded commitments as of both September 30, 2016, and December 31, 2015, which is expected to be paid from 2016 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.9 billion as of both September 30, 2016 and December 31, 2015. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.9 billion as of both September 30, 2016 and December 31, 2015. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were $11.5 billion and $11.4 billion as of September 30, 2016 and December 31, 2015, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $789 million and $352 million as of September 30, 2016 and December 31, 2015, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $64 million and $57 million as of September 30, 2016 and December 31, 2015, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

106	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and mortgage servicing rights (“MSRs”) as of September 30, 2016 and December 31, 2015. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,493	N/A	$14,493
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,147	$(1,657)	490
Core deposit intangibles	1,391	(1,332)	59
Other(2)	381	(169)	212
Total intangible assets	3,919	(3,158)	761
Total goodwill and intangible assets	$18,412	$(3,158)	$15,254
MSRs:
Consumer MSRs(3)	$62	N/A	$62
Commercial MSRs(4)	259	$(74)	185
Total MSRs	$321	$(74)	$247

	December 31, 2015
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,480	N/A	$14,480
Intangible assets:
PCCR intangibles	2,156	$(1,467)	689
Core deposit intangibles	1,771	(1,662)	109
Other(2)	378	(135)	243
Total intangible assets	4,305	(3,264)	1,041
Total goodwill and intangible assets	$18,785	$(3,264)	$15,521
MSRs:
Consumer MSRs(3)	$68	N/A	$68
Commercial MSRs(4)	212	$(51)	161
Total MSRs	$280	$(51)	$229
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $89 million and $285 million for the three and nine months ended September 30, 2016, respectively, and $106 million and $327 million for the three and nine months ended September 30, 2015, respectively.

107	Capital One Financial Corporation (COF)

Goodwill
The following table presents goodwill attributable to each of our business segments as of September 30, 2016 and December 31, 2015.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2015	$4,997	$4,600	$4,883	$14,480
Acquisitions	6	0	18	24
Other adjustments(1)	(11)	0	0	(11)
Balance as of September 30, 2016	$4,992	$4,600	$4,901	$14,493
__________

(1)	Represents foreign currency translation adjustments.

108	Capital One Financial Corporation (COF)

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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors increased to $18.4 billion as of September 30, 2016, from $16.2 billion as of December 31, 2015. During the first nine months of 2016, approximately $5.0 billion of new debt was issued to third-party investors from our credit card loan securitization trust offset by $2.8 billion of debt retirement.
Senior and Subordinated Notes
As of September 30, 2016, we had $24.0 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $238 million. As of December 31, 2015, we had $21.8 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $134 million. During the first nine months of 2016, we issued $4.1 billion of long-term senior and subordinated unsecured debt comprised of $300 million of floating-rate notes and $3.8 billion of fixed-rate notes. During the first nine months of 2016, $2.3 billion of outstanding unsecured notes were retired. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
We have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.9 billion and $2.1 billion as of September 30, 2016 and December 31, 2015, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. The outstanding FHLB advances totaled $16.3 billion and $20.1 billion as of September 30, 2016 and December 31, 2015, respectively, substantially all of which represented long-term advances generally callable on either a one-month or a three-month basis. We did not access the Federal Reserve Discount Window for funding during 2015 or the first nine months of 2016.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2016 and December 31, 2015. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

109	Capital One Financial Corporation (COF)

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2016	December 31, 2015
Deposits:
Non-interest-bearing deposits	$25,565	$25,847
Interest-bearing deposits	200,416	191,874
Total deposits	$225,981	$217,721
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,079	$981
Total short-term borrowings	$1,079	$981

	September 30, 2016
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2015
Long-term debt:
Securitized debt obligations(1)	2016 - 2025	0.56 - 5.75%	1.52%	$18,411	$16,166
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2016 - 2025	1.15 - 6.75	2.62	18,303	16,559
Floating unsecured senior debt	2018 - 2019	1.46 - 1.95	1.65	998	1,198
Total unsecured senior debt			2.57	19,301	17,757
Fixed unsecured subordinated debt	2019 - 2026	3.38 - 8.80	4.09	4,700	4,080
Total senior and subordinated notes				24,001	21,837
Other long-term borrowings:
FHLB advances	2016 - 2025	0.37 - 6.41	0.49	16,296	20,098
Capital lease obligations	2016 - 2035	3.09 - 12.86	4.17	33	33
Total other long-term borrowings				16,329	20,131
Total long-term debt				$58,741	$58,134
Total short-term borrowings and long-term debt				$59,820	$59,115
__________

(1)	Outstanding amount includes any fair value hedge accounting adjustments.

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2016 and 2015:

110	Capital One Financial Corporation (COF)

Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$0	$2	$1
FHLB advances	0	0	0	9
Total short-term borrowings	0	0	2	10
Long-term debt:
Securitized debt obligations(1)	56	39	151	108
Senior and subordinated notes(1)	121	82	338	241
Other long-term borrowings	34	12	84	29
Total long-term debt	211	133	573	378
Total interest expense on short-term borrowings and long-term debt	$211	$133	$575	$388
__________

(1)	Interest expense includes the impact from hedge accounting.

111	Capital One Financial Corporation (COF)

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

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of September 30, 2016 and December 31, 2015, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2016			December 31, 2015
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$39,124	$559	$109	$34,417	$550	$146
Cash flow hedges	46,600	708	27	30,450	167	61
Total interest rate contracts	85,724	1,267	136	64,867	717	207
Foreign exchange contracts:
Cash flow hedges	5,517	123	4	5,580	239	2
Net investment hedges	2,505	163	0	2,562	87	0
Total foreign exchange contracts	8,022	286	4	8,142	326	2
Total derivatives designated as accounting hedges	93,746	1,553	140	73,009	1,043	209
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,387	31	14	1,665	11	7
Customer accommodation	34,788	705	573	28,841	431	290
Other interest rate exposures(3)	2,559	42	11	1,519	33	10
Total interest rate contracts	38,734	778	598	32,025	475	307
Other contracts	966	1	9	882	0	4
Total derivatives not designated as accounting hedges	39,700	779	607	32,907	475	311
Total derivatives	$133,446	$2,332	$747	$105,916	$1,518	$520
Less: netting adjustment(4)		(479)	(247)		(532)	(143)
Total derivative assets/liabilities		$1,853	$500		$986	$377
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 9.2 for further information.

Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. Derivative contracts that are cleared with central clearinghouses through our Future Commission Merchants (“FCMs”) are not subject to offsetting due to the uncertainty existing around an end-user’s ability to setoff these derivative contracts. Therefore, as of September 30, 2016 and December 31, 2015, we did not offset our derivative positions cleared through clearinghouses.

113	Capital One Financial Corporation (COF)

We also maintain collateral agreements with certain derivative counterparties. For bilateral derivatives, we review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard International Swaps and Derivatives Association documentation and other related agreements. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, we are subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Acceptable types of collateral are typically in the form of cash or high quality liquid securities.
The exchange of collateral is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged.
The following table presents as of September 30, 2016 and December 31, 2015 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of September 30, 2016
Derivatives assets(1)	$2,332	$(125)	$(354)	$1,853	$(37)	$1,816
As of December 31, 2015
Derivatives assets(1)	1,518	(86)	(446)	986	(156)	830

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of September 30, 2016
Derivatives liabilities(1)	$747	$(125)	$(122)	$500	$0	$500
Repurchase agreements(2)(3)	1,079	0	0	1,079	(1,079)	0
As of December 31, 2015
Derivatives liabilities(1)	520	(86)	(57)	377	0	377
Repurchase agreements(2)	969	0	0	969	(969)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of September 30, 2016 totaling $1.2 billion and $414 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2015 totaled $429 million and $314 million, respectively. These contracts were not subject to offsetting as of September 30, 2016 and December 31, 2015.

(2)	As of September 30, 2016 and December 31, 2015, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(3)
Represents customer repurchase agreements that mature the next business day. As of September 30, 2016, we pledged collateral with a fair value of $1.1 billion under these customer repurchase agreements, which were primarily agency RMBS securities.

114	Capital One Financial Corporation (COF)

Credit Risk-Related Contingency Features and Collateral
Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. We posted $190 million and $304 million of cash collateral as of September 30, 2016 and December 31, 2015, respectively. If our debt credit rating were to fall below investment grade, we would be required to post $62 million and $55 million of additional collateral as of September 30, 2016 and December 31, 2015, respectively. The fair value of derivative instruments with credit risk-related contingent features in a net liability position was less than $1 million as of both September 30, 2016 and December 31, 2015.
Derivatives Counterparty Credit Risk
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative asset position, assuming no recoveries of underlying collateral. We also engage in certain foreign exchange derivatives that may give rise to counterparty settlement risk. To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and also maintain collateral agreements, where possible, with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties. These bilateral agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative instruments exceed established thresholds. However, since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements under Title VII of the Dodd-Frank Act. We received cash collateral from derivative counterparties totaling $705 million and $544 million as of September 30, 2016 and December 31, 2015, respectively. We also received securities from derivative counterparties with a fair value of $38 million and $172 million as of September 30, 2016 and December 31, 2015, respectively, which we have the ability to re-pledge.
The regulatory requirement to clear eligible derivatives with central clearinghouses effectively reduces our overall counterparty credit exposure. It however increases our credit exposure to CCPs and FCMs. We are required to execute Cleared Derivatives Execution Agreements with each of our FCMs. The use of FCMs also helps mitigate operational risks. Certain of our agreements governing derivative transactions include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances. We will be subject to rules governing the collateralization of uncleared, OTC derivatives when they become effective in 2017.
We record counterparty credit risk valuation adjustments on our OTC derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction to the derivative asset balance was $9 million and $4 million as of September 30, 2016 and December 31, 2015, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million as of both September 30, 2016 and December 31, 2015.
Income Statement Presentation and AOCI
The following table summarizes the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2016 and 2015.

115	Capital One Financial Corporation (COF)

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(219)	$365	$171	$295
Gains (losses) recognized in earnings on hedged items	220	(367)	(147)	(304)
Net fair value hedge ineffectiveness gains (losses)	1	(2)	24	(9)
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	3	8	21	5
Customer accommodation	10	5	22	14
Other interest rate exposures	26	13	57	31
Total interest rate contracts	39	26	100	50
Other contracts	0	(1)	(9)	(3)
Total gains (losses) on derivatives not designated as accounting hedges	39	25	91	47
Net derivative gains (losses) recognized in earnings	$40	$23	$115	$38
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2016 and 2015.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(94)	$270	$524	$447
Foreign exchange contracts	1	(3)	1	(14)
Subtotal	(93)	267	525	433
Net investment hedges:
Foreign exchange contracts	39	62	202	40
Net derivatives gains (losses) recognized in AOCI	$(54)	$329	$727	$473
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$48	$39	$146	$136
Foreign exchange contracts(2)	1	(2)	1	(14)
Subtotal	49	37	147	122
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	0	2	3	4
Net derivative gains (losses) recognized in earnings	$49	$39	$150	$126
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.

116	Capital One Financial Corporation (COF)

In the next 12 months, we expect to reclassify to earnings net after-tax gains of $157 million currently recorded in AOCI as of September 30, 2016. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of September 30, 2016. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

117	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015.
Table 10.1: Preferred Stock Issued and Outstanding

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	September 30, 2016	December 31, 2015
Series B(1)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C(1)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D(1)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F(1)	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G(1)	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	N/A
Total								$3,877	$3,294
__________

(1)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2016 and 2015.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2016	$485	$(679)	$640	$(172)	$(33)	$241
Other comprehensive income (loss) before reclassifications	10	(1)	(93)	(20)	6	(98)
Amounts reclassified from AOCI into earnings	0	29	(49)	0	(2)	(22)
Net other comprehensive income (loss)	10	28	(142)	(20)	4	(120)
AOCI as of September 30, 2016	$495	$(651)	$498	$(192)	$(29)	$121

118	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
Other comprehensive income (loss) before reclassifications	329	(1)	525	(49)	1	805
Amounts reclassified from AOCI into earnings	4	75	(147)	0	0	(68)
Net other comprehensive income (loss)	333	74	378	(49)	1	737
AOCI as of September 30, 2016	$495	$(651)	$498	$(192)	$(29)	$121

	Three Months Ended September 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2015	$366	$(774)	$91	$(57)	$(23)	$(397)
Other comprehensive income (loss) before reclassifications	60	0	267	(52)	(7)	268
Amounts reclassified from AOCI into earnings	2	25	(37)	0	(3)	(13)
Net other comprehensive income (loss)	62	25	230	(52)	(10)	255
AOCI as of September 30, 2015	$428	$(749)	$321	$(109)	$(33)	$(142)

	Nine Months Ended September 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive income (loss) before reclassifications	3	0	433	(101)	(8)	327
Amounts reclassified from AOCI into earnings	15	72	(122)	0	(4)	(39)
Net other comprehensive income (loss)	18	72	311	(101)	(12)	288
AOCI as of September 30, 2015	$428	$(749)	$321	$(109)	$(33)	$(142)
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
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and nine months ended September 30, 2016 and 2015.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2016	2015	2016	2015
Securities available for sale:
	Non-interest income	$1	$3	$3	$4
	Non-interest income - OTTI	0	(5)	(9)	(27)
	Income (loss) from continuing operations before income taxes	1	(2)	(6)	(23)
	Income tax provision (benefit)	1	0	(2)	(8)
	Net income (loss)	0	(2)	(4)	(15)

119	Capital One Financial Corporation (COF)

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2016	2015	2016	2015
Securities held to maturity:(1)
	Interest income	$(46)	$(41)	$(119)	$(114)
	Income tax provision (benefit)	(17)	(16)	(44)	(42)
	Net income (loss)	(29)	(25)	(75)	(72)
Cash flow hedges:
Interest rate contracts:	Interest income	77	64	234	217
Foreign exchange contracts:	Interest income	1	0	1	0
	Non-interest income	0	(4)	(1)	(23)
	Income (loss) from continuing operations before income taxes	78	60	234	194
	Income tax provision (benefit)	29	23	87	72
	Net income (loss)	49	37	147	122
Other:
	Various (pension and other)	2	2	0	4
	Income tax provision (benefit)	0	(1)	0	0
	Net income (loss)	2	3	0	4
Total reclassifications		$22	$13	$68	$39
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

The table below summarizes other comprehensive income activity and the related tax impact for the three and nine months ended September 30, 2016 and 2015.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2016			2015
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$17	$7	$10	$98	$36	$62
Net changes in securities held to maturity	44	16	28	41	16	25
Net unrealized gains (losses) on cash flow hedges	(226)	(84)	(142)	365	135	230
Foreign currency translation adjustments(1)	4	24	(20)	(15)	37	(52)
Other	6	2	4	(15)	(5)	(10)
Other comprehensive income (loss)	$(155)	$(35)	$(120)	$474	$219	$255

120	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$525	$192	$333	$29	$11	$18
Net changes in securities held to maturity	118	44	74	114	42	72
Net unrealized gains (losses) on cash flow hedges	601	223	378	494	183	311
Foreign currency translation adjustments(1)	70	119	(49)	(77)	24	(101)
Other	1	0	1	(19)	(7)	(12)
Other comprehensive income (loss)	$1,315	$578	$737	$541	$253	$288
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

121	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2016	2015	2016	2015
Income from continuing operations, net of tax	$1,016	$1,118	$2,977	$3,104
Income (loss) from discontinued operations, net of tax	(11)	(4)	(17)	26
Net income	1,005	1,114	2,960	3,130
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(6)	(18)	(16)
Preferred stock dividends	(37)	(29)	(139)	(90)
Net income available to common stockholders	$962	$1,079	$2,803	$3,024

Total weighted-average basic shares outstanding	501.1	540.6	512.0	545.5
Effect of dilutive securities:
Stock options	1.9	2.5	1.9	2.6
Other contingently issuable shares	1.3	1.2	1.3	1.3
Warrants(2)	1.6	2.0	1.6	2.5
Total effect of dilutive securities	4.8	5.7	4.8	6.4
Total weighted-average diluted shares outstanding	505.9	546.3	516.8	551.9

Basic earnings per common share:
Net income from continuing operations	$1.94	$2.01	$5.50	$5.49
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.03)	0.05
Net income per basic common share	$1.92	$2.00	$5.47	$5.54

Diluted earnings per common share:(3)
Net income from continuing operations	$1.92	$1.99	$5.45	$5.43
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.03)	0.05
Net income per diluted common share	$1.90	$1.98	$5.42	$5.48
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of September 30, 2016, there were 4.1 million warrants to purchase common stock outstanding.

(3)
Excluded from the computation of diluted earnings per share were 2.0 million shares related to options with exercise prices ranging from $63.73 to $82.08, and 2.3 million shares related to options with exercise prices ranging from $63.73 to $88.81 for the three and nine months ended September 30, 2016, respectively, and 1.6 million shares related to options with exercise prices ranging from $74.96 to $88.81, and 1.8 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three and nine months ended September 30, 2015, respectively, because their inclusion would be anti-dilutive.

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

123	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2016
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,176	$0	$0	$5,176
RMBS	0	29,066	584	29,650
CMBS	0	5,170	98	5,268
Other ABS	0	991	0	991
Other securities	291	126	9	426
Total securities available for sale	5,467	35,353	691	41,511
Other assets:
Derivative assets(1)(2)	1	2,257	74	2,332
Other(3)	206	0	267	473
Total assets	$5,674	$37,610	$1,032	$44,316
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$701	$44	$747
Total liabilities	$2	$701	$44	$747

124	Capital One Financial Corporation (COF)

	December 31, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,660	$0	$0	$4,660
RMBS	0	26,807	504	27,311
CMBS	0	5,282	97	5,379
Other ABS	0	1,340	0	1,340
Other securities	355	2	14	371
Total securities available for sale	5,015	33,431	615	39,061
Other assets:
Derivative assets(1)(2)	2	1,459	57	1,518
Other(3)	183	0	279	462
Total assets	$5,200	$34,890	$951	$41,041
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$491	$27	$520
Total liabilities	$2	$491	$27	$520
__________

(1)
The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty. The net derivative assets were $1.9 billion and $986 million, and the net derivative liabilities were $500 million and $377 million as of September 30, 2016 and December 31, 2015, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $9 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2016 and December 31, 2015, respectively. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Includes consumer MSRs of $62 million and $68 million, retained interests in securitizations of $205 million and $211 million and deferred compensation plan assets of $206 million and $183 million as of September 30, 2016 and December 31, 2015, respectively. Consumer MSRs and retained interests in securitizations are both classified within Level 3. Deferred compensation plan assets, which consist of investments in publicly traded mutual funds, are classified within Level 1.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three and nine months ended September 30, 2016, we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

125	Capital One Financial Corporation (COF)

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(3)

(Dollars in millions)	Balance, July 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2016
Assets:
Securities available for sale:
RMBS	$555	$9	$11	$51	$0	$0	$(27)	$122	$(137)	$584	$8
CMBS	128	0	0	78	0	0	(2)	0	(106)	98	0
Other ABS	30	0	0	0	0	0	0	0	(30)	0	0
Other securities	19	(9)	0	6	0	0	(7)	0	0	9	0
Total securities available for sale	732	0	11	135	0	0	(36)	122	(273)	691	8
Other assets:
Derivative assets(4)	85	0	0	0	0	18	(27)	0	(2)	74	0
Consumer MSRs	53	3	0	0	0	7	(1)	0	0	62	3
Retained interest in securitizations	203	2	0	0	0	0	0	0	0	205	2
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(67)	$1	$0	$0	$0	$(1)	$22	$0	$1	$(44)	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2015
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(3)
		Total Gains (Losses) (Realized/Unrealized)
(Dollars in millions)	Balance, July 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$91	$1	$1	$0	$(36)	$0	$(2)	$0	$(12)	$43	$0
RMBS	459	9	(1)	0	0	0	(19)	93	(22)	519	10
CMBS	170	0	(1)	28	0	0	(10)	0	(82)	105	0
Other ABS	7	0	0	0	0	0	0	0	(7)	0	0
Other securities	18	0	0	0	0	0	(6)	0	0	12	0
Total securities available for sale	745	10	(1)	28	(36)	0	(37)	93	(123)	679	10
Other assets:
Derivative assets(4)	61	16	0	0	0	13	(18)	0	(7)	65	16
Consumer MSRs	65	(7)	0	0	0	7	(2)	0	0	63	(7)
Retained interest in securitizations	220	(6)	0	0	0	0	0	0	0	214	(6)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(27)	$(11)	$0	$0	$0	$(9)	$7	$0	$5	$(35)	$(11)

126	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(3)

(Dollars in millions)	Balance, January 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2016
Assets:
Securities available for sale:
RMBS	$504	$22	$17	$110	$0	$0	$(75)	$329	$(323)	$584	$22
CMBS	97	0	2	234	0	0	(12)	64	(287)	98	0
Other ABS	0	0	0	30	0	0	0	0	(30)	0	0
Other securities	14	(9)	0	14	0	0	(10)	0	0	9	0
Total securities available for sale	615	13	19	388	0	0	(97)	393	(640)	691	22
Other assets:
Derivative assets(4)	57	28	0	0	0	60	(53)	0	(18)	74	28
Consumer MSRs	68	(17)	0	0	0	15	(4)	0	0	62	(17)
Retained interest in securitizations	211	(6)	0	0	0	0	0	0	0	205	(6)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(27)	$(28)	$0	$0	$0	$(32)	$35	$0	$8	$(44)	$(28)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$0	$6	$0	$(184)	$0	$(12)	$0	$(100)	$43	$0
RMBS	561	28	(2)	0	0	0	(46)	285	(307)	519	29
CMBS	228	0	0	114	0	0	(47)	0	(190)	105	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(44)	0	0
Other securities	18	0	0	0	0	0	(6)	0	0	12	0
Total securities available for sale	1,205	29	2	114	(204)	0	(111)	285	(641)	679	29
Other assets:
Derivative assets(4)	66	17	0	0	0	40	(46)	0	(12)	65	17
Consumer MSRs	53	(2)	0	0	0	17	(5)	0	0	63	(2)
Retained interest in securitizations	221	(7)	0	0	0	0	0	0	0	214	(7)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(12)	$0	$0	$0	$(19)	$30	$0	$9	$(35)	$(12)
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income, in our consolidated statements of income.

(2)
During the three and nine months ended September 30, 2016 and 2015, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

127	Capital One Financial Corporation (COF)

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$584	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-9% 0-29% 0-14% 11-88%	5% 4% 4% 58%
CMBS	98	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Derivative assets(1)	74	Discounted cash flows	Swap rates	1-2%	2%
Consumer MSRs	62	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	9-21% 14% 300-1,500 bps $75-$100	18% 14% 411 bps $76
Retained interests in securitization(2)	205	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	10-88 1-11% 3-10% 1-6% 5-107%	N/A
Liabilities:
Derivative liabilities(1)	$44	Discounted cash flows	Swap rates	1-2%	1%

128	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$504	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-12% 0-28% 0-8% 16-85%	6% 4% 4% 55%
CMBS	97	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	3% 9%
Other securities	14	Discounted cash flows	Yield	1%	1%
Other assets:
Derivative assets(1)	57	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	68	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-18% 12% 435-1,500 bps $93-$201	16% 12% 474 bps $98
Retained interests in securitization(2)	211	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	16-75 1-13% 4-9% 2-6% 15-94%	N/A
Liabilities:
Derivative liabilities(1)	$27	Discounted cash flows	Swap rates	2%	2%
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or fair value accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2016 and December 31, 2015, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	September 30, 2016
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$434	$434
Loans held for sale	0	64	0	64
Other assets(1)	0	0	62	62
Total	$0	$64	$496	$560

129	Capital One Financial Corporation (COF)

	December 31, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Loans held for investment	$0	$0	$362	$362
Loans held for sale	0	149	0	149
Other assets(1)	0	0	92	92
Total	$0	$149	$454	$603
__________

(1)
Includes foreclosed property and repossessed assets of $41 million and long-lived assets held for sale of $21 million as of September 30, 2016, compared to foreclosed property and repossessed assets of $54 million and long-lived assets held for sale of $38 million as of December 31, 2015.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 81%, with a weighted average of 27%, and from 9% to 73%, with a weighted average of 20%, as of September 30, 2016 and December 31, 2015, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2016 and 2015:
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Loans held for investment	$(142)	$(70)
Loans held for sale	0	0
Other assets(1)	(15)	(35)
Total	$(157)	$(105)
__________

(1)	Includes losses related to foreclosed property and repossessed assets.
Fair Value of Financial Instruments
The following table is a summary of the fair value estimates for our financial instruments, excluding those financial instruments that are recorded at fair value on a recurring basis as they are included within the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” table included earlier in this Note.

130	Capital One Financial Corporation (COF)

Table 12.6: Fair Value of Financial Instruments

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,094	$9,094	$9,094	$0	$0
Restricted cash for securitization investors	287	287	287	0	0
Securities held to maturity	25,019	26,671	200	26,456	15
Net loans held for investment	231,761	234,969	0	0	234,969
Loans held for sale	994	992	0	992	0
Interest receivable	1,251	1,251	0	1,251	0
Other investments(1)	1,996	1,996	0	1,987	9
Financial liabilities:
Non-interest-bearing deposits	$25,565	$25,565	$25,565	$0	$0
Interest-bearing deposits	200,416	199,727	0	20,029	179,698
Securitized debt obligations	18,411	18,528	0	18,528	0
Senior and subordinated notes	24,001	24,351	0	24,351	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,079	1,079	1,079	0	0
Other borrowings	16,329	16,296	0	16,296	0
Interest payable	237	237	0	237	0

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,023	$8,023	$8,023	$0	$0
Restricted cash for securitization investors	1,017	1,017	1,017	0	0
Securities held to maturity	24,619	25,317	198	25,068	51
Net loans held for investment	224,721	222,007	0	0	222,007
Loans held for sale	904	933	0	860	73
Interest receivable	1,189	1,189	0	1,189	0
Other investments(1)	2,060	2,060	0	2,060	0
Financial liabilities:
Non-interest-bearing deposits	$25,847	$25,847	$25,847	$0	$0
Interest-bearing deposits	191,874	185,075	0	15,848	169,227
Securitized debt obligations	16,166	16,225	0	16,225	0
Senior and subordinated notes	21,837	22,062	0	22,062	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	981	981	0	0
Other borrowings	20,131	20,134	0	20,134	0
Interest payable	299	299	0	299	0
__________

(1)	Includes FHLB and Federal Reserve stock and cost method investments. These investments are included in other assets on our consolidated balance sheets.

131	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three and nine months ended September 30, 2016 and 2015, selected balance sheet data as of September 30, 2016 and 2015, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

132	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,204	$1,472	$555	$46	$5,277
Non-interest income	825	201	156	2	1,184
Total net revenue	4,029	1,673	711	48	6,461
Provision (benefit) for credit losses	1,272	256	61	(1)	1,588
Non-interest expense	1,884	1,034	349	94	3,361
Income (loss) from continuing operations before income taxes	873	383	301	(45)	1,512
Income tax provision (benefit)	318	139	110	(71)	496
Income (loss) from continuing operations, net of tax	$555	$244	$191	$26	$1,016
Loans held for investment	$99,201	$72,285	$66,457	$76	$238,019
Deposits	0	178,793	33,611	13,577	225,981

	Three Months Ended September 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$2,866	$1,443	$454	$(3)	$4,760
Non-interest income	858	174	108	0	1,140
Total net revenue	3,724	1,617	562	(3)	5,900
Provision (benefit) for credit losses	831	188	75	(2)	1,092
Non-interest expense	1,848	1,001	272	39	3,160
Income (loss) from continuing operations before income taxes	1,045	428	215	(40)	1,648
Income tax provision (benefit)	375	155	78	(78)	530
Income (loss) from continuing operations, net of tax	$670	$273	$137	$38	$1,118
Loans held for investment	$90,135	$70,990	$52,112	$92	$213,329
Deposits	0	170,866	32,751	9,286	212,903

133	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$9,282	$4,331	$1,651	$162	$15,426
Non-interest income	2,531	567	403	8	3,509
Total net revenue	11,813	4,898	2,054	170	18,935
Provision (benefit) for credit losses	3,604	690	417	(4)	4,707
Non-interest expense	5,630	3,030	1,014	205	9,879
Income (loss) from continuing operations before income taxes	2,579	1,178	623	(31)	4,349
Income tax provision (benefit)	931	428	227	(214)	1,372
Income (loss) from continuing operations, net of tax	$1,648	$750	$396	$183	$2,977
Loans held for investment	$99,201	$72,285	$66,457	$76	$238,019
Deposits	0	178,793	33,611	13,577	225,981

	Nine Months Ended September 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$8,165	$4,321	$1,381	$6	$13,873
Non-interest income	2,519	528	345	(46)	3,346
Total net revenue	10,684	4,849	1,726	(40)	17,219
Provision (benefit) for credit losses	2,395	579	184	(2)	3,156
Non-interest expense	5,481	2,969	814	252	9,516
Income (loss) from continuing operations before income taxes	2,808	1,301	728	(290)	4,547
Income tax provision (benefit)	1,007	471	264	(299)	1,443
Income (loss) from continuing operations, net of tax	$1,801	$830	$464	$9	$3,104
Loans held for investment	$90,135	$70,990	$52,112	$92	$213,329
Deposits	0	170,866	32,751	9,286	212,903
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

134	Capital One Financial Corporation (COF)

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
We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $1.9 billion as of September 30, 2016 and December 31, 2015, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets was $4 million and $3 million as of September 30, 2016 and December 31, 2015, respectively. These financial guarantees had expiration dates ranging from 2016 to 2025 as of September 30, 2016.
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with the GSE upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $46 million and $40 million as of September 30, 2016 and December 31, 2015, respectively.
In certain securitizations in connection with the discontinued manufactured housing operations of GreenPoint Credit, LLC, the third party servicer has an obligation to exercise mandatory clean-up calls. In the event the third party servicer does not fulfill its obligation to exercise these clean-up calls, the obligation reverts to us. The amount of loan receivables and other assets subject to these clean-up calls is approximately $420 million. Based on our current projections, we expect these securitizations to reach their individual clean-up call thresholds beginning in 2017 and continuing through 2019. According to current information and estimates, we also expect the fair value of the loan receivables and other assets to be less than the contractual amount required to exercise the clean-up calls. We monitor the underlying assets for trends in delinquencies and related losses and review the third party servicer’s financial strength. As of September 30, 2016, our best estimate is that any reasonably possible future losses associated with these clean-up call obligations are not significant to the Company’s financial position.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle unfair relationship PPI complaints covered by s.140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”). Following feedback on the FCA Proposal, the FCA issued a further Consultation Paper on August 2, 2016, providing additional guidance on how banks should handle unfair relationship PPI complaints and indicating an expectation that the complaint deadline will fall by the end of June 2019.
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

135	Capital One Financial Corporation (COF)

Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $221 million and $176 million as of September 30, 2016 and December 31, 2015, respectively. In the third quarter of 2016, we added $63 million to our reserve in response to the August 2, 2016 Consultation Paper. Other movements to the reserve were a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of September 30, 2016 is approximately $250 million.
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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of September 30, 2016 and December 31, 2015:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	September 30, 2016	December 31, 2015	Total	2008	2007	2006	2005
GSEs	$2	$2	$11	$1	$4	$3	$3
Insured Securitizations	3	4	20	0	2	8	10
Uninsured Securitizations and Other	13	14	80	3	15	30	32
Total	$18	$20	$111	$4	$21	$41	$45
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

136	Capital One Financial Corporation (COF)

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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $18 billion in unpaid principal balance remains outstanding as of September 30, 2016, of which approximately $3 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.4 billion original principal balance of mortgage loans as of September 30, 2016, flat from December 31, 2015. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands for vintages after 2007, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (All Entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
Gross new demands received	23	0	23	46
Loans repurchased/made whole	(17)	0	(1)	(18)
Demands rescinded	(21)	(115)	(1,054)	(1,190)
Open claims as of December 31, 2015	1	534	815	1,350
Gross new demands received	11	1	12	24
Loans repurchased/made whole	(4)	0	0	(4)
Demands rescinded	(2)	0	(1)	(3)
Open claims as of September 30, 2016	$6	$535	$826	$1,367
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

137	Capital One Financial Corporation (COF)

The following table summarizes changes in our representation and warranty reserve for the three and nine months ended September 30, 2016 and 2015:
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Representation and warranty reserve, beginning of period	$614	$636	$610	$731
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	0	(7)	(2)	(15)
Recorded in discontinued operations	18	3	23	(43)
Total provision (benefit) for mortgage representation and warranty losses	18	(4)	21	(58)
Net realized recoveries (losses)	0	0	1	(41)
Representation and warranty reserve, end of period	$632	$632	$632	$632
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as of September 30, 2016 and December 31, 2015:
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	September 30, 2016	December 31, 2015
Selected period-end data:
Active Insured Securitizations and GSEs	$501	$480	$27
Inactive Insured Securitizations and Others	131	130	84
Total	$632	$610	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

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

138	Capital One Financial Corporation (COF)

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
The aggregate reserve for all three subsidiaries totaled $632 million as of September 30, 2016, compared to $610 million as of December 31, 2015. We recorded a net provision for mortgage representation and warranty losses of $21 million (which includes a benefit of $2 million before taxes in continuing operations and a provision of $23 million before taxes in discontinued operations) in the first nine months of 2016.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of September 30, 2016 is approximately $1.5 billion, a decrease from our $1.6 billion estimate at December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation. The estimate as of September 30, 2016 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
In estimating reasonably possible future losses in excess of our current reserves, for Active Insured Securitizations, we assume loss rates on the high end of those observed in monoline settlements or court rulings. For our remaining GSE exposures, Uninsured Securitizations and whole loan exposures, our reasonably possible risk estimates assume lifetime loss rates and claims rates at the highest levels of our past experience and also consider the limited instances of observed settlements. We do not assume claim rates or loss rates for these risk categories will be as high as those assumed for the Active Insured Securitizations, however, based on industry precedent. Should the number of claims or the loss rates on these claims increase significantly, our estimate of reasonably possible risk would increase materially. We also assume that repurchase-related requests will be resolved at discounts reflecting the nature of the claims, the vintage of the underlying loans and evolving legal precedents.
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

139	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation and the Federal Housing Finance Agency (“FHFA”) Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2016 is approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only (together with the lawsuits described above, “Interchange Lawsuits”). In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the district court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. On June 30, 2016, the Second Circuit Court of Appeals vacated the district court’s certification of the class, reversed approval of the proposed class settlement, and remanded the litigation to the district court for further proceedings, ruling that some of the merchants that were part of the proposed class settlement were not adequately represented. Because the Second Circuit ruling remands the litigation to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Several merchant plaintiffs also opted out of the class settlement before it was overturned, some of which have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases are consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One. Separate settlement and judgment sharing agreements between Capital One, MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.

140	Capital One Financial Corporation (COF)

Mortgage Repurchase Litigation
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (“U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG but denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (“First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014. Therefore, the case is now proceeding with U.S. Bank as the sole plaintiff. On May 20, 2015, Lehman Brothers Holding, Inc. (“LBHI”) filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against U.S. Bank, Syncora and GreenPoint regarding bankruptcy proofs of claims filed by U.S. Bank and Syncora on the same securitization at issue in the U.S. Bank Litigation. The adversary proceeding filed by LBHI has been resolved and dismissed.
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

141	Capital One Financial Corporation (COF)

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

142	Capital One Financial Corporation (COF)

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
(a) Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our financial reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

143	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2016.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July	625,000	$67.55	625,000	$2,458
August	7,759,215	67.79	7,748,726	1,932
September	8,807,509	71.12	8,807,509	1,306
Total	17,191,724	69.49	17,181,235
__________

(1)
Comprises repurchases under the 2016 Stock Repurchase Program. Also includes 10,489 shares purchased in August related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed. There were no shares purchased in July or September related to the withholding of shares to cover taxes on restricted stock awards.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

144	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 2, 2016	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

145	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED SEPTEMBER 30, 2016
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

12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

146	Capital One Financial Corporation (COF)