Form 10-K
period 2016-12-31
CAPITAL ONE FINANCIAL CORP
filed 2017-02-23
CIK 927628

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File No. 1-13300
____________________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 720-1000
____________________________________
Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	New York Stock Exchange
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2016 was approximately $31,929,010,767. As of January 31, 2017, there were 480,641,838 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 4, 2017, are incorporated by reference into Part III.
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
As of December 31, 2016, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2016 Form 10-K” or “2016 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All references to 2016, 2015, 2014, 2013 and 2012, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
As one of the nation’s ten largest banks based on deposits as of December 31, 2016, we service banking customer accounts through the internet and mobile banking, as well as through cafés, ATMs and branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia. We also operate the largest online direct banking institution in the United States (“U.S.”) by deposits. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on the outstanding balance of credit card loans as of December 31, 2016.
We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. Both COEP and our branch of COBNA in Canada have the authority to provide credit card loans.
Recent Acquisitions and Dispositions
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We also regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions.
On October 3, 2016, we announced that we have entered into a 10-year program agreement to become the exclusive issuing partner of co-branded credit cards to Cabela’s customers. In connection with this credit card program, we have entered into a definitive agreement under which we will acquire the credit card operations from Cabela’s, including approximately $5.2 billion in credit card receivables and other assets and approximately $5.0 billion in associated funding liabilities. This transaction is subject to the satisfaction of customary closing conditions, including receipt of various regulatory approvals and the approval of the stockholders of Cabela’s. In determining whether to approve the proposed acquisition under the Bank Merger Act (“BMA”), the Office of the Comptroller of the Currency (“OCC”) will consider, among other factors, the convenience and needs of the communities we serve and our effectiveness in combating money laundering, including the acceptability to the OCC of our progress in addressing the

1	Capital One Financial Corporation (COF)

requirements of the consent order with the OCC that we previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “AML Consent Order”).

On January 28, 2017, Capital One withdrew its BMA application from the OCC and we do not expect to receive regulatory approval of any BMA application for this transaction prior to October 3, 2017. This is the date when any of the parties involved in the agreement can terminate the agreement. We will not be in a position to refile a BMA application until after we have completed our work under the AML Consent Order.

We will continue to work with Cabela’s toward completing the transaction. We cannot be certain when or if, or on what terms and conditions, required regulatory approvals will be granted to complete the acquisition.
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). Including post-closing purchase price adjustments, we recorded approximately $9.2 billion in assets, including $8.2 billion of loans.
Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102, telephone number (703) 720-1000. We maintain a website at www.capitalone.com. Documents available on our website include:

•	our Code of Business Conduct and Ethics for the Corporation;

•	our Corporate Governance Guidelines; and

•	charters for the Audit, Compensation, Governance and Nominating, and Risk Committees of the Board of Directors.
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

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card lending businesses in Canada and the United Kingdom.

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

2	Capital One Financial Corporation (COF)

seasonal variances in consumer spending and payment patterns which, for example, are highest around the winter holiday season. No individual quarter in 2016, 2015 or 2014 accounted for more than 30% of our total revenues in any of these fiscal years. Net charge-off rates in our Credit Card and Consumer Banking businesses also have historically exhibited seasonal patterns and generally tend to be the highest in the first and fourth quarters of the year.
For additional information on our business segments, including the financial performance of each business, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Note 18—Business Segments” of this Report.

SUPERVISION AND REGULATION
General
Capital One Financial Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842) (“BHC Act”) and is subject to the requirements of the BHC Act, including its approval requirements for investments in or acquisitions of banking organizations, capital adequacy standards and limitations on our nonbanking activities. We are also subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs generally include nonfinancial activities such as sales of commercial products.
On May 27, 2005, we became a “financial holding company” under the BHC Act. In addition to the activities permissible for a BHC, a financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered to be financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting and dealing and merchant banking activities), incidental to financial activities or, if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities complementary to financial activities.
To become and remain eligible for financial holding company status, a BHC and its subsidiary depository institutions must meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. Failure to meet such criteria could result, depending on which requirements were not met, in the Company facing restrictions on new financial activities or acquisitions or being required to discontinue existing activities that are not generally permissible for BHCs.
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
We are also registered as a financial institution holding company under the law of the Commonwealth of Virginia and, as such, we are subject to periodic examination by the Virginia Bureau of Financial Institutions. We also face regulation in the international jurisdictions in which we conduct business (see below under “Regulation of Businesses by Authorities Outside the United States”).
Regulation of Business Activities
The business activities of the Company and Banks are also subject to regulation and supervision under various laws and regulations.
Regulations of Consumer Lending Activities
The activities of the Banks as consumer lenders are subject to regulation under various federal laws, including the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the CRA, the Servicemembers Civil Relief Act and the Military Lending Act, as well as under various state laws. We are also subject to the Credit Card Accountability Responsibility and Disclosure Act, which amended the TILA, and which imposes a number of restrictions on credit card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes revised disclosures required for open-end credit.

3	Capital One Financial Corporation (COF)

Depending on the underlying issue and applicable law, regulators may be authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws may also affect the ability of a bank, including the Banks, to collect outstanding balances owed by borrowers.
Mortgage Lending
The CFPB has issued several final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that provide additional disclosure requirements and substantive limitations on our mortgage lending activities. These rules, which include the amendments to the Ability to Repay, Qualified Mortgage Standards and Mortgage Servicing regulations under the TILA (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X), could impact the type and amount of mortgage loans CONA offers and services.
Debit Interchange Fees
The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Final rules adopted by the Federal Reserve to implement these requirements limit interchange fees per debit card transaction to $0.21 plus five basis points of the transaction amount and provide for an additional $0.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements.
Bank Secrecy Act and USA PATRIOT Act of 2001
The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and customer due diligence.
In May 2016, the United States Department of the Treasury’s Financial Crimes Enforcement Network issued a final rule making customer due diligence a required, stand-alone part of the anti-money laundering programs financial institutions must maintain under the Bank Secrecy Act. For these purposes, the term “customer due diligence” refers to customer identification and verification, beneficial ownership identification and verification, understanding the nature and purpose of customer relationships to develop a customer risk profile, ongoing monitoring for reporting suspicious transactions and, on a risk-adjusted basis, maintaining and updating customer information. The rule became effective on July 11, 2016 and requires full compliance by May 11, 2018 for Capital One and all other covered financial institutions.
The Patriot Act also contains financial transparency laws and provides enhanced information collection tools and enforcement mechanisms to the United States government, including due diligence and record-keeping requirements for private banking and correspondent accounts; standards for verifying customer identification at account opening; rules to produce certain records upon request of a regulator or law enforcement agency; and rules to promote cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism, money laundering and other crimes.
Funding
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk Profile,” only well capitalized and adequately capitalized institutions may accept brokered deposits. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance could have a material adverse effect on a bank’s liquidity and earnings.
Nonbank Activities
Certain of our nonbank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Capital One Securities, Inc. and Capital One Investing, LLC are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject, among other things, to net capital rules designed to measure the

4	Capital One Financial Corporation (COF)

general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
Capital One Asset Management, LLC and Capital One Advisors, LLC are SEC-registered investment advisers regulated under the Investment Advisers Act of 1940. Capital One Asset Management, LLC, whose sole client is CONA, provides investment advice to CONA’s private banking customers, including trusts, high net worth individuals, institutions, foundations, endowments and other organizations.
Capital One Agency LLC is a licensed insurance agency that provides both personal and business insurance services to retail and commercial clients. It is regulated by state insurance regulatory agencies in the states in which it operates.
Derivatives Activities
The Commodity Futures Trading Commission (“CFTC”) and the SEC have jointly issued final rules further defining the Dodd-Frank Act’s “swap dealer” definitions. Based on these rules, no Capital One entity is currently required to register with the CFTC or SEC as a swap dealer. The Dodd-Frank Act also requires all swap market participants to keep certain swap transaction records and report pertinent information to swap data repositories on a real-time and on-going basis. Further, each swap, group, category, type or class of swap that the CFTC or SEC determines must be cleared through a derivatives clearinghouse (unless the swap is eligible for a clearing exemption) must also be executed on a designated contract market (“DCM”), exchange or swap execution facility (“SEF”), unless no DCM, exchange or SEF has made the swap available for trading.
Volcker Rule
We and each of our subsidiaries, including the Banks, are subject to the “Volcker Rule,” a provision of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds and similar funds), subject to certain exemptions, in each case as the applicable terms are defined in the Volcker Rule and the implementing regulations. The implementing regulations also require that we, as a banking entity with $50 billion or more in total assets, establish and maintain an enhanced compliance program designed to ensure that we comply with the requirements of such regulations.
Capital and Liquidity Regulation
The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management” and “Note 12—Regulatory and Capital Adequacy.” The Company and the Banks exceeded minimum regulatory requirements under these guidelines as of December 31, 2016.
Basel III and United States Capital Rules
In December 2010, the Basel Committee on Banking Supervision (“Basel Committee”) published a framework for additional capital and liquidity requirements (“Basel III”), which included detailed capital ratios and buffers, subject to transition periods. The Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) issued a final rule that implemented Basel III and certain Dodd-Frank Act and other capital provisions and updated the prompt corrective action (“PCA”) framework to reflect the new regulatory capital minimums (“Basel III Capital Rule”). The Basel III Capital Rule increased the minimum capital that we and other institutions are required to hold. The Basel III Capital Rule includes the “Basel III Standardized Approach” and the “Basel III Advanced Approaches.” The Basel Committee continues to evaluate further modifications to these and other capital standards which, if finalized, would require rulemaking in the United States prior to their effectiveness for United States banking organizations. There is uncertainty around any final modifications that the Basel Committee might adopt, which of those changes thereafter may be adopted in the United States, and how those changes may impact U.S. capital standards.
The Basel III Advanced Approaches are mandatory for institutions with total consolidated assets of $250 billion or more or total consolidated on-balance-sheet foreign exposure of $10 billion or more. We became subject to the predecessor of these rules at the end of 2012. Prior to full implementation of the Basel III Advanced Approaches, however, a covered organization must complete a qualification period, known as the parallel run, during which it must demonstrate that it meets the requirements of the rule to the

5	Capital One Financial Corporation (COF)

satisfaction of its primary United States banking regulator. We entered parallel run on January 1, 2015. A parallel run must last at least four quarters, but in practice United States banks have taken considerably longer to complete parallel runs.
Notwithstanding the Basel III Advanced Approaches, the Basel III Capital Rule also established a capital floor so that organizations subject to the Basel III Advanced Approaches may not hold less capital than would be required using the Basel III Standardized Approach capital calculations.
The Basel III Capital Rule revised the definition of regulatory capital, established a new common equity Tier 1 capital requirement, set higher minimum capital ratio requirements, introduced a new capital conservation buffer of 2.5%, introduced a new countercyclical capital buffer (currently set at 0.0%) and updated the PCA framework. Compliance with certain aspects of the Basel III Capital Rule went into effect for Capital One as of January 1, 2014 and other provisions have gone or will go into effect according to various start dates and phase-in periods. As of January 1, 2014, the minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations included a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0% and a Tier 1 leverage capital ratio of at least 4.0%. On January 1, 2015, the minimum risk-based capital ratio requirements increased to 4.5% for the common equity Tier 1 capital ratio and to 6.0% for the Tier 1 risk-based capital ratio, and the minimum requirements for the total risk-based capital ratio and Tier 1 leverage capital ratio remained the same. Both the capital conservation buffer and the countercyclical capital buffer are being phased-in over a transition period of four years that commenced on January 1, 2016. On January 1, 2014, we began to use the Basel III Capital Rule, with transition provisions, to calculate our regulatory capital, including for purposes of calculating our regulatory capital ratios. On January 1, 2015, we began to use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.
The Basel III Capital Rule also introduced a new supplementary leverage ratio for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. The supplementary leverage ratio compares Tier 1 capital to total leverage exposure, which includes all on-balance sheet assets and certain off-balance sheet exposures, including derivatives and unused commitments. The supplementary leverage ratio will become effective on January 1, 2018. As an Advanced Approaches banking organization, however, we were required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015. For further information, see “MD&A—Capital Management.”
In July 2015 the Federal Reserve approved a final rule that imposes an additional common equity Tier 1 capital requirement on global systemically important banks (“G-SIBs”) that are based in the United States (“G-SIB Surcharge”). United States BHCs with total consolidated assets of $250 billion or more or total consolidated on-balance-sheet foreign exposure of $10 billion or more are required to determine annually whether they are considered to be a G-SIB for purposes of the G-SIB Surcharge. A BHC whose score using the prescribed methodology equals or exceeds 130 must maintain additional capital in an amount prescribed by the methodologies set out in the G-SIB Surcharge rule. We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Market Risk Rule
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of:

•	10% or more of total assets; or

•	$1 billion or more.
See “MD&A—Market Risk Profile” below for additional information. We began reporting risk-based capital ratios, including market risk-weighted assets for the Company and CONA, pursuant to the Market Risk Rule for positions covered by such rule in the third quarter of 2016. The imposition of the rule did not have a material impact on the risk-based capital ratios of these two entities. As of December 31, 2016, COBNA is not subject to the Market Risk Rule.
Basel III and United States Liquidity Rules
The Basel Committee has published a liquidity framework, which includes two standards for liquidity risk supervision, each subject to observation periods and transitional arrangements. One standard, the liquidity coverage ratio (“LCR”), seeks to promote short-term resilience by requiring organizations to hold sufficient high-quality liquid assets to survive a stress scenario lasting for 30

6	Capital One Financial Corporation (COF)

days. The other standard, the net stable funding ratio (“NSFR”), seeks to promote longer-term resilience by requiring sufficient stable funding over a one-year period based on the liquidity characteristics of its assets and activities.
In September 2014, the Federal Banking Agencies issued final rules implementing the LCR in the United States. The rule (“LCR Rule”) applies to institutions with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. As a result, the Company and the Banks are subject to the LCR Rule. The rule requires the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of their respective projected net cash outflows over a 30-day period, each as calculated in accordance with the LCR Rule. The LCR Rule phases in a minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The LCR Rule came into effect in January 2015 and required us to calculate the LCR as of the last business day of each month from January 2015 through June 2016, and daily as of July 1, 2016. Each company subject to the LCR Rule is required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR. The Company is required to comply with these disclosure requirements beginning April 1, 2018.
In April 2016, the Federal Banking Agencies issued an interagency notice of proposed rulemaking regarding the United States implementation of the Basel III NSFR (the “Proposed NSFR”), which would apply to the same institutions subject to the LCR Rule. The Proposed NSFR would require us to maintain a sufficient amount of stable funding in relation to our assets, derivatives exposures and commitments over a one-year horizon period. The Proposed NSFR would begin to take effect in January 2018. While the Proposed NSFR is generally consistent with the Basel NSFR standard, it is more stringent in certain areas. The financial and operational impact on us of a final NSFR rule remains uncertain until a final rule is published.
In general, United States implementation of the above capital and liquidity rules has increased capital and liquidity requirements for us and other institutions. We will continue to monitor regulators’ implementation of the new capital and liquidity rules and assess the potential impact to us.
FDICIA and Prompt Corrective Action
The FDICIA requires Federal Banking Agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. The FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately capitalized institution. The capital categories are determined solely for purposes of applying the FDICIA’s PCA provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects.
As noted above, the Basel III Capital Rule updated the PCA framework to reflect new, higher regulatory capital minimums. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10% or more; a Tier 1 capital ratio of 8% or more; a common equity Tier 1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more. An adequately capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 capital ratio of 6% or more; a common equity Tier 1 capital ratio of 4.5% or more; a leverage ratio of 4% or more; and, for Basel III Advanced Approaches institutions, a supplementary leverage ratio, which incorporates a broader set of exposures as noted above, of 3% or more. The revised PCA requirements became effective on January 1, 2015, other than the supplementary leverage ratio, which becomes effective on January 1, 2018. As of December 31, 2016, each of the Banks met the requirements for a well capitalized institution.
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
As an additional means to identify problems in the financial management of depository institutions, the FDICIA required the Federal Banking Agencies to establish certain non-capital safety and soundness standards. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The Federal Banking Agencies are authorized to take action against institutions that fail to meet such standards.

7	Capital One Financial Corporation (COF)

Enhanced Prudential Standards and Other Requirements Under the Dodd-Frank Act
As a BHC with total consolidated assets of $50 billion or more (a “covered company”), we are subject under the Dodd-Frank Act to certain enhanced prudential standards, including requirements that may be recommended by the Financial Stability Oversight Council (“Council”) and implemented by the Federal Reserve and other regulators. As a result, we are subject to more stringent standards and requirements than those applicable to smaller institutions. The Council may also issue recommendations to the Federal Reserve or other primary financial regulatory agencies to apply new or heightened standards to risky financial activities or practices.
The Federal Reserve and FDIC have issued rules requiring covered companies to implement resolution planning for orderly resolution in the event the Company faces material financial distress or failure. The FDIC issued similar rules regarding resolution planning applicable to the Banks. In addition, the OCC issued final guidelines in September 2016 that require the Banks to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or operational stress, but have not deteriorated to the point that resolution is imminent.
The Federal Reserve established a rule that implements the requirement in the Dodd-Frank Act that the Federal Reserve conduct annual stress tests on the capacity of our capital to absorb losses as a result of adverse economic conditions. The stress test rule also implements the requirement that we conduct our own semiannual stress tests and requires us to publish the results of the stress tests on our website or other public forum. The OCC adopted a similar stress test rule to implement the requirement that each of the Banks conduct annual stress tests.
The Federal Reserve has finalized other rules implementing certain other aspects of the enhanced prudential standards under the Dodd-Frank Act, which were applicable to us beginning on January 1, 2015 (“Enhanced Standards Rule”). Under the Enhanced Standards Rule, we must meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the rule. These requirements are in addition to the LCR, discussed above in “Basel III and United States Liquidity Rules.” The Enhanced Standards Rule also requires that we comply with, and hold capital commensurate with, the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. Stress testing and capital planning regulations are discussed further below under “Dividends, Stock Repurchases and Transfers of Funds.” The Enhanced Standards Rule also requires that we establish and maintain an enterprise-wide risk management framework that includes a risk committee and a chief risk officer.
While not a requirement of the Dodd-Frank Act, the OCC established regulatory guidelines (“Heightened Standards Guidelines”) that apply heightened standards for risk management to large institutions subject to its supervision, including the Banks. The Heightened Standards Guidelines establish standards for the development and implementation by the Banks of a risk governance framework.
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

8	Capital One Financial Corporation (COF)

Dividends, Stock Repurchases and Transfers of Funds
Under the Federal Reserve’s capital planning rules applicable to large BHCs including us (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR”), a BHC with total consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). A covered BHC may take the proposed capital actions if the Federal Reserve does not object to the plan.
Dodd-Frank Act stress testing, described above in “Enhanced Prudential Standards and Other Requirements under the Dodd-Frank Act,” is a complementary exercise to CCAR. It is a forward-looking exercise conducted by the Federal Reserve and covered financial companies to help assess whether a company has sufficient capital to absorb losses and support operations during adverse economic conditions. The supervisory stress test, after incorporating a firm’s planned capital actions, is used for quantitative assessment in CCAR.
As part of its evaluation of a large BHC’s capital plan, the Federal Reserve will consider how comprehensive the plan is, the reasonableness of the assumptions, analysis and methodologies used therein to assess capital adequacy and the ability of the BHC to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters. The 2017 CCAR cycle will measure our capital levels under the Basel III Standardized Approach, with appropriate phase-in provisions applicable to Capital One. The Federal Reserve has indefinitely delayed incorporation of the Basel III Advanced Approaches into the capital planning and stress testing process. For the 2017 CCAR cycle, the Company must file its capital plan and stress testing results with the Federal Reserve by April 5, 2017, using data as of December 31, 2016. The Federal Reserve is expected to provide its objection or non-objection to the 2017 capital plan in June 2017. The Federal Reserve’s objection or non-objection applies to planned capital actions from the third quarter of 2017 through the end of the second quarter of 2018. The Company, along with other BHCs subject to the supplementary leverage ratio, must incorporate for the first time an estimate of its supplementary leverage ratio into its 2017 capital plan and stress tests.
For annual company-run stress tests, a covered BHC is required to disclose the results within 15 calendar days after the Federal Reserve discloses the results of the BHC’s supervisory stress test, unless that time period is extended by the Federal Reserve. For the mid-cycle company-run stress test, a BHC must disclose the results within 30 calendar days after the BHC submits the results of the test to the Federal Reserve, unless that time period is extended by the Federal Reserve.
The current capital planning and stress testing rules place supervisory focus on quarterly capital issuances and distributions by establishing a cumulative net distribution requirement. With certain limited exceptions, to the extent a BHC does not issue the amount of a given class of regulatory capital instrument that it projected in its capital plan, as measured on an aggregate basis beginning in the third quarter of the planning horizon, the BHC must reduce its capital distributions.
In December 2015, the Federal Reserve issued guidance on its supervisory expectations for the capital planning process, capital positions and modeling of “large and complex firms” such as the Company in connection with their capital planning and stress testing activities. In January 2017, the Federal Reserve issued revisions to its capital planning and stress testing rules for the 2017 cycle. Among other changes not applicable to Capital One, the revisions decrease the amount of capital a company subject to the quantitative requirements of CCAR can distribute to shareholders outside of an approved capital plan without seeking prior approval from the Federal Reserve (known as the “de minimis exception”). Beginning April 1, 2017, if a company does not receive an objection to its capital plan, it may distribute up to 0.25% of its tier 1 capital above the distributions in its capital plan, a reduction from the 1% of tier 1 capital permitted previously. The revisions also impose a “blackout period,” starting with the 2017 CCAR exercise, during the second calendar quarter on the ability of a firm subject to CCAR to submit prior notice of its intention to rely on the aforementioned de minimis exception or to submit a request for prior approval for a capital distribution that is not reflected in the firm’s capital plan for which it has received a non-objection from the Federal Reserve.
Historically, dividends from the Company’s direct and indirect subsidiaries have represented a major source of the funds we have used to pay dividends on our stock, make payments on corporate debt securities and meet our other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit insured depository institutions, such as

9	Capital One Financial Corporation (COF)

the Banks, from making dividend distributions without first obtaining regulatory approval if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.
Deposit Insurance Assessments
Each of CONA and COBNA, as an insured depository institution, is a member of the DIF maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The FDIC sets a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.
The Dodd-Frank Act reformed the management of the DIF in several ways. It raised the minimum DRR to 1.35% (from the former minimum of 1.15%); removed the upper limit on the DRR; required that the reserve ratio reach 1.35% by September 30, 2020; required the FDIC, when setting deposit insurance assessments, to offset the effect on small insured depository institutions of meeting the increased reserve ratio; and eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio reached certain levels. The FDIC has set the DRR at 2% and, in lieu of dividends, has established progressively lower assessment rate schedules as the reserve ratio meets certain trigger levels. The Dodd-Frank Act also required the FDIC to change the deposit insurance assessment base from deposits to average total consolidated assets minus average tangible equity.
On March 15, 2016, the FDIC issued a final rule implementing Section 334(e) of the Dodd-Frank Act, which requires the FDIC to offset the effect on community banks of increasing the DIF reserve ratio from 1.15% to 1.35%. The rule imposes a new quarterly deposit insurance surcharge assessment, with an annual rate of 4.5 basis points, on insured depository institutions with assets of $10 billion or more, including the Banks. On August 30, 2016, the FDIC provided notice that the DIF Reserve Ratio exceeded the 1.15% threshold level, which triggered two changes in the deposit insurance assessments of the Banks. First, the initial assessment rates for all insured depository institutions, including the Banks, declined. Second, the surcharge assessment was applied. The FDIC has estimated that the reserve ratio will reach 1.35% by June 2018; however, under the final rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a one-time shortfall assessment on March 31, 2019 on depository institutions subject to the surcharge, including the Banks.
Source of Strength and Liability for Commonly Controlled Institutions
Under regulations issued by the Federal Reserve, a BHC must serve as a source of financial and managerial strength to its subsidiary banks (the so-called “source of strength doctrine”). The Dodd-Frank Act codified this doctrine.
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
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate nonbank financial companies and BHCs if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on United States financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.
In December 2016, the Federal Reserve finalized rules designed to promote United States financial stability and orderly liquidation authority by requiring United States BHCs identified as G-SIBs to maintain outstanding a minimum amount of loss absorbing instruments, including a minimum amount of unsecured long-term debt, and related buffers. Capital One is not subject to this requirement because it is not currently identified as a G-SIB.
Regulation of Businesses by Authorities Outside the United States
COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.

10	Capital One Financial Corporation (COF)

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
In April 2014, the FCA took over regulation of the U.K. consumer credit regime previously regulated by the Office of Fair Trading. The FCA’s regulatory purview includes credit card lending activities. In addition to enacting a new framework of rules from that date, the FCA only “semi-grandfathered” relevant firms, granting them where appropriate “interim” permissions for consumer credit related activities. COEP, in common with other market participants, was required to apply for “full” permissions for consumer credit related activities; such application was made in October 2015 and approval granted by FCA in September 2016.
Regulatory focus on Payment Protection Insurance (“PPI”) complaint handling has continued as PPI continues to be a key driver of consumer complaints to the Financial Ombudsman Service (“FOS”). In January 2015, the FCA announced it would gather evidence on current trends in PPI complaints to assess whether further interventions were required. In May 2015, the FCA also announced that it was considering whether further rules and/or guidance were required to deal with the impact of the decision in the case of Plevin v. Paragon Personal Finance (“Plevin”) to the effect that failure to disclose the amount of commission included in the price of the single premium PPI sold to the plaintiff created an unfair relationship between the lender and the borrower under section 140A of the Consumer Credit Act 1974. In November 2015, the FCA launched a consultation on proposed new rules relating to PPI complaint handling, including the introduction of a two-year deadline by which consumers would need to make their PPI complaints or else lose their right to have them assessed by firms or by the FOS. In August 2016, the FCA issued an additional consultation paper, providing feedback on responses it received to its November 2015 consultation and seeking views on suggested amendments to its proposed rules. Among other things, the amendments proposed inclusion of profit share in the assessment of whether a relationship is unfair and in any redress calculation. The FCA did not issue the proposed rules by the end of December 2016, but instead stated that it would make a further announcement in the first quarter of 2017.
In July 2016, the FCA published the final findings report for its Credit Card Market Study. The report confirmed that the FCA will seek certain remedies through new rules (subject to consultation).
COEP was a party to the Sentinel Card Protection (“SCP”) redress scheme which enabled customers who bought SCP provided by Affinion International Limited to seek compensation. The redress scheme became effective in August 2015 and closed to all claims on September 18, 2016.
On June 23, 2016 a public referendum was held and the U.K. voted to leave the European Union (“Brexit”). Although COEP has not seen any obvious signs of worsening in portfolio or headline economics as a result of the Brexit vote, this issue may continue to cause uncertainty in the macroeconomic environment affecting COEP.
Canada
In Canada, COBNA operates as an authorized foreign bank pursuant to the Bank Act (Canada) (“Bank Act”) and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). The primary regulator of Capital One Canada is the Office of the Superintendent of Financial Institutions Canada. Other regulators include the Financial Consumer Agency of Canada, the Office of the Privacy Commissioner of Canada, and the Financial Transactions and Reports Analysis Centre of Canada. Capital One Canada is subject to regulation under various Canadian federal laws, including the Bank Act and its regulations, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and the Personal Information Protection and Electronic Documents Act.
In September 2014, the Supreme Court of Canada (“Court”) released its decision in Bank of Montreal v. Marcotte. The Court found that certain provisions of Quebec provincial consumer protection legislation apply to credit cards issued by federally chartered banks. In October 2016, amendments to the Bank Act to modernize the financial consumer protection framework and reaffirm the intent to have exclusive national standards applicable to banks were tabled in Parliament, however in December 2016, such proposed amendments were removed from the proposed legislation. It is unclear when these amendments will be reintroduced and/or whether the amendments will be revised.
In April 2015, a voluntary agreement to reduce interchange fees among the Canadian federal government, MasterCard Canada and Visa Canada came into effect. The agreement contains a commitment to reduce interchange fees for consumer credit cards to an average of 1.5% and will remain in effect for 5 years. While the Canadian federal government acknowledges independent audit

11	Capital One Financial Corporation (COF)

findings that Visa and MasterCard have met their commitments to reduce interchange fees, the government will be conducting a further assessment of the fees charged by the networks and reviewing the effects of such fee reduction.

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

EMPLOYEES
A central part of our philosophy is to attract and retain highly capable staff. We had approximately 47,300 employees, whom we refer to as “associates,” as of December 31, 2016. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

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
As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services, Inc. (“TSYS”) for

12	Capital One Financial Corporation (COF)

processing services for our North American and U.K. portfolios of consumer, commercial and small business credit card accounts, and Fidelity Information Services (“FIS”) for certain of our banking systems.
To protect our systems and technologies, we employ security measures, backup and recovery systems and generally require the same of our third-party service providers. In addition, we perform a variety of vulnerability and penetration testing on the network, platforms, systems and applications used to provide our products and services, conducted internally and by independent third parties, in an effort to ensure the security of the systems and data and mitigate against known vulnerabilities and attacks.
Intellectual Property
As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to, or distribution of, our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property or proprietary information without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property or proprietary information. In addition, our competitors and other third parties also file patent applications for innovations that are used in our industry. The ability of our competitors and other third parties to obtain such patents may adversely affect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage and/or preserve our freedom to operate certain technologies via cross-licenses or other arrangements with third parties. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

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

•
an increase or decrease in credit losses, including increases due to a worsening of general economic conditions in the credit environment, and the impact of inaccurate estimates or inadequate reserves;

•
financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Act and the regulations promulgated thereunder, and other regulatory reforms and regulations governing bank capital and liquidity standards, including Basel-related initiatives and potential changes to financial accounting and reporting standards;

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

13	Capital One Financial Corporation (COF)

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

•
any significant disruption in our operations or in the technology platforms on which we rely, including security failures or breaches of our systems or those of our customers, partners, service providers or other third parties;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

•	the effectiveness of our risk management strategies;

•	our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	the extensive use of models in our business, including those to aggregate and assess various risk exposures and estimate certain financial values;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees, business partners or third parties;

•	competition from providers of products and services that compete with our businesses;

•	increased competition for rewards customers resulting in higher rewards expense, or impairing our ability to attract and retain credit card customers;

•	merchants’ increasing focus on the fees charged by credit card networks; and

•	other risk factors listed from time to time in reports that we file with the SEC.
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

14	Capital One Financial Corporation (COF)

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
Although certain economic conditions in the United States have generally recovered in recent years, the macroeconomic environment remains unstable and uneven, and the U.S. economy remains susceptible to global events and volatility. Geopolitical matters, including international political unrest or disturbances, continued concerns over energy prices, and economic instability or recession in certain regions, may impact the stability of financial markets and the U.S. economy.
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

15	Capital One Financial Corporation (COF)

•
While interest rates recently rose off historic lows set in July 2016, both shorter-term and longer-term interest rates remain below historical averages, as well as the yield curve, which has been relatively flat compared to recent years. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit our ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates could have a material adverse effect on our earnings and our net interest margin.

•
A low interest rate environment increases our exposure to prepayment risk in our mortgage portfolio and the mortgage-backed securities in our investment portfolio. Increased prepayments, refinancing or other factors that impact loan balances could reduce expected revenue associated with mortgage assets and could also lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results. Although the Federal Reserve’s recent decision to raise short-term interest rates may reduce prepayment risk, debt service requirements for some of our borrowers will increase, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional delinquencies or charge-offs and negatively impact our results of operations.

Regulatory Risk
Compliance With New And Existing Laws, Regulations And Regulatory Expectations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities And Increase Compliance Challenges.
Legislation and regulation with respect to the financial services industry has increased in recent years, and we expect that oversight of our business may continue to expand in scope and complexity. A wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including significant fines and criminal sanctions, and could result in negative publicity or damage to our reputation with regulators or the public. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and limit our ability to pursue certain business opportunities.
We are subject to heightened regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business and that meet the heightened risk management and enhanced prudential standards issued by our regulators. For example, over the last several years, state and federal regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, fair lending and other consumer protection issues. In July 2015, Capital One entered into a consent order with the OCC to address concerns about our anti-money laundering (“AML”) program (“AML Program”). Although we are making substantial progress in taking the steps and making the improvements required by the OCC consent order, we expect heightened oversight of our AML Program will continue for the foreseeable future.
The Dodd-Frank Act, other regulatory reforms and implementing regulations have increased our need to build new compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact of these changes also includes higher expectations for the amount of capital and liquidity we must maintain, as discussed in more detail below under the heading “We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results And Our Ability To Return Capital To Our Shareholders,” and higher operational costs, which may further increase as regulators continue to implement such reforms. United States government agencies charged with adopting and interpreting laws, rules and regulations, including under the Dodd-Frank Act, may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated.
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

16	Capital One Financial Corporation (COF)

to litigation or other challenges that delay or modify their implementation and impact on us. Following the November 2016 federal elections, we expect a higher volume of legislative and regulatory activity. These activities may include changes to the corporate tax code and the Dodd-Frank Act, as well as changes in leadership of key bank regulatory agencies that could change the regulatory, supervisory, or enforcement activity of these agencies. For example, legislative changes to the corporate tax code could result in material impacts to our results of operations due to changes to the valuation of our deferred tax assets, the valuation of other tax assets, customer behavior, tax expense and the effective tax rate.
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
Credit Risk
We May Experience Increased Delinquencies, Credit Losses, Inaccurate Estimates And Inadequate Reserves.
Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of non-performing loans, higher bankruptcy rates, lower collateral values or elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•
Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt, which may be heightened by increasing levels of consumer debt generally), causing a long-term rise in delinquencies and charge-offs.

•
Estimates of Inherent Losses: The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions. We may underestimate our inherent losses and fail to hold an allowance for loan and lease losses sufficient to account for these losses. Incorrect assumptions could lead to material underestimations of inherent losses and inadequate allowance for loan and lease losses. In cases where we modify a loan, if the modifications do not perform as anticipated we may be required to build additional allowance on these loans. The build or release of allowances impacts our current financial results.

•
Underwriting: Our ability to assess the creditworthiness of our customers may diminish, which could result in an increase in our credit losses and a deterioration of our returns. See “Our Risk Management Strategies May Not Be Fully Effective In Mitigating Our Risk Exposures In All Market Environments Or Against All Types Of Risk.”

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

•
Charge-off Recognition / Allowance for Loan and Lease Losses: We account for the allowance for loan and lease losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance, which becomes effective on January 1, 2020 with early adoption permitted no earlier than January 1, 2019, requires use of a current expected credit loss (“CECL”) model that is based on expected rather than incurred losses. Adoption of the CECL model could require changes in our account management or allowance for loan and lease losses practices, and may cause our allowance for loan and lease losses and credit losses to change materially.

17	Capital One Financial Corporation (COF)

•	Industry Developments: Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

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

•
Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 31% of our commercial loan portfolio is concentrated in the tri-state area of New York, New Jersey and Connecticut. The regional economic conditions in the tri-state area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the tri-state area could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus in experience changes, we may experience increased credit losses and our results of operations could be adversely impacted. For example, as of December 31, 2016, energy-related loan balances represented approximately 4% of our total commercial loan portfolio. This amount is comprised of loans to commercial entities in the energy industry, such as exploration and production, oil field services, and pipeline transportation of gas and crude oil, as well as loans to entities in industries that are indirectly impacted by energy prices, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. In recent years, oil prices have been declining, which has had an adverse effect on many of the borrowers in this portfolio and on the value of the collateral securing our loans to these borrowers, which could impair their ability to service loans outstanding to them and/or reduce demand for loans. If energy-related industries or any of the other industries that we focus on experience adverse changes, we may experience increased credit losses and our results of operations could be adversely impacted.

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

18	Capital One Financial Corporation (COF)

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
In addition to the subsidiaries discussed above, we originate, sell and service commercial mortgage loans that meet underwriting guidelines established by government-sponsored enterprises (“GSEs”). We are required to meet minimum collateral requirements and share a limited portion of the risk of loss during the remaining terms of these loans. The GSEs may change their collateral requirements for these loans in the future and also increase our loss-sharing obligations if the loans do not meet specific underwriting criteria or default within certain time periods following their sale to the GSEs. Our liability associated with these loss-sharing agreements may not be sufficient to cover any future losses from these loans. We may also be required to share additional losses with GSEs if loan defaults increase, which could impact our results of operations and liquidity.
For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves and our estimate of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, as well as our loss-sharing agreements, as of December 31, 2016, see “Note 19—Commitments, Contingencies, Guarantees and Others.”
Capital and Liquidity Risk
We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results And Our Ability To Return Capital To Our Shareholders.
As a result of the Dodd-Frank Act and the United States implementation of international accords, financial institutions are subject to new and increased capital and liquidity requirements, and we expect further changes to these regulations. Although United States regulators have finalized regulations for many of these requirements, continued uncertainty remains as to the form additional new requirements will take or how and when they will apply to us. As a result, it is possible that we could be required to increase our capital and/or liquidity levels above the levels assumed in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and limit our ability to make most capital distributions. Higher capital levels also lower our return on equity.
In addition, as described further above in “Part I—Item 1. Business—Supervision and Regulation,” for regulatory capital purposes we entered parallel run on January 1, 2015. We will become subject to the Basel III Advanced Approaches framework for purposes of determining our regulatory capital requirements once we receive regulatory approval to do so, although the exact timing of when such approval may be granted is uncertain. Although we have current estimates of risk-weighted asset calculations under that framework, there remains uncertainty around future regulatory interpretations of certain aspects of those calculations. Moreover, the so-called Collins Amendment to the Dodd-Frank Act, as implemented in the Basel III Capital Rule, establishes a capital floor so that organizations subject to the Basel III Advanced Approaches may not hold less capital than would be required using the Basel III Standardized Approach capital calculations. Additionally, the Basel Committee on Banking Supervision continues to evaluate modifications to the Standardized and Advanced Approaches which, if finalized by the Basel Committee and thereafter implemented by the United States federal banking agencies, could alter regulatory capital requirements. Therefore, we cannot assure you that our current estimates will be correct, and we may need to hold significantly more regulatory capital in the future than we currently estimate to maintain a given capital ratio.
In September 2014, the Federal Banking Agencies issued the Final Liquidity Coverage Rules (“Final LCR Rule”) and in April 2016, the United States federal banking agencies proposed a rule regarding the United States implementation of the net stable funding ratio (“Proposed NSFR”). See “Part I—Item 1. Business—Supervision and Regulation” for further details regarding the Final LCR Rule and Proposed NSFR. The financial and operational impact on us of a final NSFR rule remains uncertain until a final rule is published, and there remains further uncertainty as to the combined impact of the LCR and any final NSFR on how we manage our business. See “Note 12—Regulatory and Capital Adequacy” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” for additional information regarding recent developments in capital and liquidity requirements.
We consider various factors in the management of capital, including the impact of stress on our capital levels, as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in CCAR. In recent capital planning and stress testing cycles, we have observed a large difference between our estimates of our capital levels under stress and the Federal Reserve’s estimates of our capital levels under stress. Therefore, although our estimated capital levels under stress suggest that we

19	Capital One Financial Corporation (COF)

have substantial capacity to return capital to shareholders and remain well capitalized under stress, it is possible that the Federal Reserve’s modeling may result in a materially lower capacity to return capital to shareholders than our estimates. This in turn could lead to restrictions on our ability to pay dividends and engage in share repurchase transactions. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Operational Risk
We Face Risks Related To Our Operational, Technological And Organizational Infrastructure.
Our ability to retain and attract new customers depends on our ability to build or acquire necessary operational, technological and organizational infrastructure or adapt to technological advances involving such infrastructure, which can be a challenge due to the fast pace of digital transformation and advances. We are embedding technology, data and software development deeply into our business model and how we work.
Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, inaccurate models, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the strength, capability and continuous availability of the technology systems that we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns.
In addition, our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, our business and reputation could be materially adversely affected. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, cyber-attacks, including Distributed Denial of Service (“DDOS”) attacks discussed below, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Any of these occurrences could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.
We also rely on the business infrastructure and systems of third parties with which we do business and to whom we outsource the maintenance and development of operational and technological functionality. For example, we are in the process of migrating a number of our core systems and customer-facing applications to Amazon Web Services, Inc., a third party cloud infrastructure platform. If we do not execute the transition to these new environments in a well-managed, secure and effective manner, we may experience unplanned service disruption or unforeseen costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.
Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality and reliability of our operational and technology systems. Any disruptions, failures or inaccuracies of our operational and technology systems and models, including those associated with improvements or modifications to such systems and models, could cause us to be unable to market and manage our products and services, manage our risk, meet our regulatory obligations or report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
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

20	Capital One Financial Corporation (COF)

information, software, methodologies and business secrets. To provide these products and services, we use information systems and infrastructure, including digital technologies, computer and email systems, software, networks and other web-based technologies, that we and third-party service providers operate. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers.
Like other financial services firms, technologies, systems, networks and devices of Capital One or our customers, employees, service providers or other third parties with whom we interact continue to be the subject of attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, phishing or other forms of social engineering, and other forms of cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks and other events. These threats may derive from human error, fraud or malice on the part of our employees or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers or other third-party users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or third parties with whom we interact. Further, cyber and information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, to access our products and services, our customers may use computers, smartphones, tablet PCs and other mobile devices that are beyond our security control systems.
If our information systems or infrastructure or those of our customers, partners, service providers or other market participants experience a significant disruption or breach, it could lead, depending on the nature of the disruption or breach, to the unauthorized access to and release, gathering, monitoring, misuse, loss or destruction of our confidential information or personal or confidential information of our customers, employees or other third parties in our possession. Further, such disruption or breach could also result in unauthorized access to our proprietary information, software, methodologies and business secrets and in unauthorized transactions in Capital One accounts or unauthorized access to personal or confidential information maintained by those entities. For example, there has been a significant proliferation of consumer information available on the Internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. While Capital One was not directly involved in these third-party breach events, the stolen information can create a vulnerability for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other sites. This vulnerability could include the risk of unauthorized account access, data loss and fraud. The use of automation software, or “bots,” can increase the velocity and efficacy of these types of attacks.
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

21	Capital One Financial Corporation (COF)

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
Legal Risk
Our Businesses Are Subject To The Risk Of Increased Litigation, Government Investigations And Regulatory Enforcement.
Our businesses are subject to increased litigation, government investigations and other regulatory enforcement risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry, the structure of the credit card industry and business practices in the mortgage lending business. Given the inherent uncertainties involved in litigation, government investigations and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business.
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
Other Business Risks
We Face Intense Competition In All Of Our Markets.
We operate in a highly competitive environment, both in making loans and attracting deposits, and we expect competitive conditions to continue to intensify with respect to most of our products. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. Price competition for loans might result in origination of fewer loans or earning less on our loans. In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers.
Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, the ability to innovate faster, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Many of our competitors are also focusing on cross-selling their products and developing new products or technologies, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the consolidation of financial service providers, all of which may affect our customers’ expectations and demands.

22	Capital One Financial Corporation (COF)

As of December 31, 2016, we operate the largest online direct banking institution in the U.S. by deposits. While direct banking represents a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, we face strong competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. In addition, the effects of a competitive environment may be exacerbated by the flexibility of direct banking and the increasing financial and technological sophistication of our customer base. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.
We have expanded our credit card partnership business over the past several years with the additions of a number of credit card partnerships. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense into acquiring and developing the relationships. The loss of any of our key business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
In addition, the global payments industry is highly competitive and is rapidly changing and increasingly subject to regulatory scrutiny. We compete with all forms of payments, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital currencies, prepaid systems and payment services targeting users of social networks and online gaming (including those offering billing to the consumer’s mobile phone account). If we are unable to continue to keep pace with innovation, our business and results of operations could be adversely affected.
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
Regulators and legislative bodies in a number of countries are seeking to reduce credit card interchange fees through legislation, competition-related regulatory proceedings, central bank regulation and or litigation. Interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa. In some jurisdictions, such as Canada and certain countries in the European Union, interchange fees and related practices are subject to regulatory activity that have limited the ability of certain networks to establish default rates, including in some cases imposing caps on permissible interchange fees. We have already experienced these impacts in our international credit card portfolio. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another, such as our primary market, the United States.
In addition to this regulatory activity, merchants are also seeking avenues to reduce interchange fees. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including interchange and similar fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. In December 2013, the U.S. District Court for the Eastern District of New York granted final approval of the proposed class settlement. The settlement provided, among other things, that merchants would be entitled to join together to negotiate lower interchange fees. The settlement was appealed to the Second Circuit Court of Appeals in January 2014; this litigation remains ongoing. See “Note 19—Commitments, Contingencies, Guarantees and Others” for further details.

23	Capital One Financial Corporation (COF)

Some major retailers may have sufficient bargaining power to independently negotiate lower interchange fees with MasterCard and Visa, which could, in turn, result in lower interchange fees for us when our cardholders undertake purchase transactions with these retailers. In 2016, some of the largest merchants individually negotiated lower interchange rates with MasterCard and/or Visa. These and other merchants also continue to lobby aggressively for caps and restrictions on interchange fees and there can be no assurance that their efforts will not be successful or that they will not in the future bring legal proceedings against us or other credit card and debit card issuers and networks.
Beyond pursuing litigation, legislation and regulation, merchants may also promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. New payment systems, particularly mobile-based payment technologies, could also gain widespread adoption and lead to issuer transaction fees or the displacement of credit card accounts as a payment method.
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
Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, we face intense competition from smaller companies which experience lower cost structures and different regulatory requirements and scrutiny than we do, and which may allow them to innovate more rapidly than we can. See “We Face Intense Competition In All Of Our Markets.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other talent, and competition for such talent is intense. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.
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

24	Capital One Financial Corporation (COF)

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

Reputational Risk And Social Factors May Impact Our Results And Damage Our Brand.
Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business and compliance practices or our financial health. In addition, our brand has historically been, and we expect it to continue to be, very important to us. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative public perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. In addition, negative perceptions regarding certain industries or clients could also prompt us to cease business activities associated with those industries or clients.
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information), corporate governance, and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.

25	Capital One Financial Corporation (COF)

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
There Are Risks Resulting From The Extensive Use Of Models In Our Business.
We rely on quantitative models to aggregate and assess our various risk exposures and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of modeled results. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective risk management practices or inaccurate risk reporting. If our risk management framework proves ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition.
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

26	Capital One Financial Corporation (COF)

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
We have significant investments in bank premises and equipment for our branch network and other branch banking assets including our full service banking centers, parcels of land held for the development of future banking centers and our retail work force. Advances in technology such as digital and mobile banking, in-branch self-service technologies, proximity or remote payment technologies, as well as progressively changing customer preferences for these other methods of banking, could decrease the value of our branch network or other retail distribution assets. As a result, we may need to further change our retail distribution strategy and close, sell and/or renovate additional branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets, reduce our revenues, increase our expenditures, dilute our brand and/or reduce customer demand for our products and services.
Further, to the extent that we change our retail distribution strategy and as a result expand into new business areas, we may face more competitors with more experience in the new business areas and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Our competitors may also be subject to less burdensome regulations. See “We Face Intense Competition In All Our Markets.”
Fluctuations In Market Interest Rates Or Volatility In The Capital Markets Could Adversely Affect Our Income And Expense, The Value Of Assets And Obligations, Our Regulatory Capital, Cost Of Capital Or Our Liquidity.
Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the capital markets. Disruptions, uncertainty or volatility across the capital markets could negatively impact market liquidity and limit our access to funding required to operate and grow our business. In addition, changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. Finally, the Basel III Capital Rule requires that most amounts reported in Accumulated Other Comprehensive Income (“AOCI”), including unrealized gains and losses on securities designated as available for sale, be included in our regulatory capital calculations. Changes in interest rates or market valuations that result in unrealized losses on components of AOCI could therefore impact our regulatory capital ratios negatively.
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
Our Business Could Be Negatively Affected If We Are Unable To Attract, Retain And Motivate Skilled Senior Leaders.
Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders is intense. The executive compensation provisions of the Dodd-Frank Act and the regulations issued thereunder, and any further legislation, regulation or regulatory guidance restricting executive compensation, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with which we compete for talent. These laws

27	Capital One Financial Corporation (COF)

and regulations may also hinder our ability to compete for talent from other industries. If we are unable to retain talented senior leadership, our business could be negatively affected.
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
We Face Risks From The Use Of Or Changes To Assumptions Or Estimates In Our Financial Statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for loan and lease losses, the fair value of certain assets and liabilities, and asset impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. For example, in June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance, which becomes effective on January 1, 2020 with early adoption permitted no earlier than January 1, 2019, requires use of a CECL model that is based on expected rather than incurred losses. We are currently assessing the potential impact of this guidance, which may be material to our accounting for credit losses on financial instruments. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies.”
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

28	Capital One Financial Corporation (COF)

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 14.9 million square feet of owned or leased office and retail space, used to support our business. Of this overall portfolio, approximately 10.8 million square feet of space is dedicated for various corporate office uses and approximately 4.1 million square feet of space is for bank branches and related offices.
Our 10.8 million square feet of corporate office space consists of approximately 6.1 million square feet of leased space and 4.7 million square feet of owned space. Our headquarters is located in McLean, Virginia, and is included in our corporate office space. We maintain corporate office space primarily in Virginia, Illinois, Texas, New York, Delaware, Louisiana and Maryland.
Our 4.1 million square feet of bank branch, café and office space consists of approximately 2.2 million square feet of leased space and 1.9 million square feet of owned space, including branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia. See “Note 8—Premises, Equipment and Lease Commitments” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 19—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

29	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2017, there were 11,545 holders of record of our common stock. The table below presents the high and low closing trade prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Trade Price		Cash Dividends
For the Quarter Ended	High	Low
December 31, 2016	$90.62	$71.07	$0.40
September 30, 2016	72.50	60.86	0.40
June 30, 2016	75.96	58.15	0.40
March 31, 2016	71.03	58.66	0.40
December 31, 2015	81.42	72.18	0.40
September 30, 2015	91.71	71.55	0.40
June 30, 2015	89.38	79.67	0.40
March 31, 2015	82.49	73.21	0.30
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

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2011 and ending December 31, 2016. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
$223
$221
$178
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2011	2012	2013	2014	2015	2016
Capital One	$100.00	$137.50	$184.50	$201.95	$179.92	$222.66
S&P 500 Index	100.00	113.41	146.98	163.72	162.53	178.02
S&P Financial Index	100.00	126.26	168.18	190.21	183.60	220.58

31	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2016.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2016.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
October	7,461,115	$73.33	7,461,115	$759
November	3,418,507	75.14	3,353,519	507
December	721,707	87.84	721,707	443
Total	11,601,329	$74.77	11,536,341
__________

(1)
Primarily comprised of repurchases under the 2016 Stock Repurchase Program. On June 29, 2016, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock from the third quarter of 2016 through the end of the second quarter of 2017. Also includes 64,988 shares purchased in November related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.

32	Capital One Financial Corporation (COF)

Item 6. Summary of Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2016. Certain prior period amounts have been recast to conform to the current period presentation. We prepare our consolidated financial statements based on U.S. GAAP. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the MD&A included in this Report. The historical financial information presented may not be indicative of our future performance.
Five-Year Summary of Selected Financial Data(1)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2016	2015	2014	2013	2012	2016 vs. 2015		2015 vs. 2014
Income statement
Interest income	$22,891	$20,459	$19,397	$19,898	$18,964	12%		5%
Interest expense	2,018	1,625	1,579	1,792	2,375	24		3
Net interest income	20,873	18,834	17,818	18,106	16,589	11		6
Non-interest income(2)	4,628	4,579	4,472	4,278	4,807	1		2
Total net revenue	25,501	23,413	22,290	22,384	21,396	9		5
Provision for credit losses(3)	6,459	4,536	3,541	3,453	4,415	42		28
Non-interest expense:
Marketing	1,811	1,744	1,561	1,373	1,364	4		12
Amortization of intangibles	386	430	532	671	609	(10)		(19)
Operating expenses	11,361	10,822	10,087	10,309	9,824	5		7
Total non-interest expense	13,558	12,996	12,180	12,353	11,797	4		7
Income from continuing operations before income taxes	5,484	5,881	6,569	6,578	5,184	(7)		(10)
Income tax provision	1,714	1,869	2,146	2,224	1,475	(8)		(13)
Income from continuing operations, net of tax	3,770	4,012	4,423	4,354	3,709	(6)		(9)
Income (loss) from discontinued operations, net of tax	(19)	38	5	(233)	(217)	**		**
Net income	3,751	4,050	4,428	4,121	3,492	(7)		(9)
Dividends and undistributed earnings allocated to participating securities	(24)	(20)	(18)	(17)	(15)	20		11
Preferred stock dividends	(214)	(158)	(67)	(53)	(15)	35		136
Net income available to common stockholders	$3,513	$3,872	$4,343	$4,051	$3,462	(9)		(11)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$7.00	$7.08	$7.70	$7.39	$6.56	(1)%		(8)%
Income (loss) from discontinued operations	(0.04)	0.07	0.01	(0.40)	(0.39)	**		**
Net income per basic common share	$6.96	$7.15	$7.71	$6.99	$6.17	(3)		(7)
Diluted earnings per common share:
Net income from continuing operations	$6.93	$7.00	$7.58	$7.28	$6.49	(1)		(8)
Income (loss) from discontinued operations	(0.04)	0.07	0.01	(0.39)	(0.38)	**		**
Net income per diluted common share	$6.89	$7.07	$7.59	$6.89	$6.11	(3)		(7)
Common shares outstanding (period-end, in millions)	480.2	527.3	553.4	572.7	582.2	(9)		(5)
Dividends paid per common share	$1.60	$1.50	$1.20	$0.95	$0.20	7		25
Tangible book value per common share (period-end)(4)	57.76	53.65	50.32	43.64	40.10	8		7
Common dividend payout ratio(5)	22.99%	20.98%	15.56%	13.59%	3.24%	201	bps	542	bps
Stock price per common share at period end	$87.24	$72.18	$82.55	$76.61	$57.93	21%		(13)%
Book value per common share at period end	98.95	89.67	81.41	72.69	69.43	10		10
Total market capitalization at period end	41,893	38,061	45,683	43,875	33,727	10		(17)
Balance sheet (average balances)
Loans held for investment	$233,272	$210,745	$197,925	$192,614	$187,915	11%		6%
Interest-earning assets	307,796	282,581	267,174	266,423	255,079	9		6
Total assets	339,974	313,474	297,659	296,200	285,142	8		5
Interest-bearing deposits	198,304	185,677	181,036	187,700	183,314	7		3
Total deposits	223,714	210,989	205,675	209,045	203,055	6		3

33	Capital One Financial Corporation (COF)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2016	2015	2014	2013	2012	2016 vs. 2015		2015 vs. 2014
Borrowings	$56,878	$45,420	$38,882	$37,807	$38,025	25%		17%
Common equity	45,162	45,072	43,055	40,629	36,934	—		5
Total stockholders’ equity	48,753	47,713	44,268	41,482	37,265	2		8
Selected performance metrics
Purchase volume(6)	$307,138	$271,167	$224,750	$201,074	$180,599	13%		21%
Total net revenue margin(7)	8.29%	8.29%	8.34%	8.40%	8.39%	—		(5	)bps
Net interest margin(8)	6.78	6.66	6.67	6.80	6.50	12	bps	(1)
Return on average assets	1.11	1.28	1.49	1.47	1.30	(17)		(21)
Return on average tangible assets(9)	1.16	1.35	1.57	1.55	1.38	(19)		(22)
Return on average common equity(10)	7.82	8.51	10.08	10.54	9.96	(69)		(157)
Return on average tangible common equity (“TCE”)(11)	11.93	12.87	15.79	17.35	17.25	(94)		(292)
Equity-to-assets ratio(12)	14.34	15.22	14.87	14.00	13.07	(88)		35
Non-interest expense as a percentage of average loans held for investment(13)	5.81	6.17	6.15	6.41	6.28	(36)		2
Efficiency ratio(14)	53.17	55.51	54.64	55.19	55.14	(234)		87
Effective income tax rate from continuing operations	31.3	31.8	32.7	33.8	28.5	(50)		(90)
Net charge-offs	$5,062	$3,695	$3,414	$3,934	$3,555	37%		8%
Net charge-off rate(15)	2.17%	1.75%	1.72%	2.04%	1.89%	42	bps	3	bps

	December 31,					Change
(Dollars in millions, except as noted)	2016	2015	2014	2013	2012	2016 vs. 2015		2015 vs. 2014
Balance sheet (period-end)
Loans held for investment	$245,586	$229,851	$208,316	$197,199	$205,889	7%		10%
Interest-earning assets	321,807	302,007	277,849	265,170	280,096	7		9
Total assets	357,033	334,048	308,167	296,064	311,682	7		8
Interest-bearing deposits	211,266	191,874	180,467	181,880	190,018	10		6
Total deposits	236,768	217,721	205,548	204,523	212,485	9		6
Borrowings	60,460	59,115	48,457	40,654	49,910	2		22
Common equity	43,154	43,990	43,231	40,779	39,572	(2)		2
Total stockholders’ equity	47,514	47,284	45,053	41,632	40,425	—		5
Credit quality metrics
Allowance for loan and lease losses	$6,503	$5,130	$4,383	$4,315	$5,156	27%		17%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.65%	2.23%	2.10%	2.19%	2.50%	42	bps	13	bps
30+ day performing delinquency rate	2.93	2.69	2.62	2.63	2.70	24		7
30+ day delinquency rate	3.27	3.00	2.91	2.96	3.09	27		9
Capital ratios
Common equity Tier 1 capital(16)	10.1%	11.1%	12.5%	N/A	N/A	(100	)bps	(140	)bps
Tier 1 common ratio	N/A	N/A	N/A	12.2	10.9	**		**
Tier 1 capital(16)	11.6	12.4	13.2	12.6	11.3	(80)		(80)
Total capital(16)	14.3	14.6	15.1	14.7	13.5	(30)		(50)
Tier 1 leverage(16)	9.9	10.6	10.8	10.1	8.6	(70)		(20)
Tangible common equity(17)	8.1	8.9	9.5	8.9	7.9	(80)		(60)
Supplementary leverage(16)	8.6	9.2	N/A	N/A	N/A	(60)		**
Other
Employees (period end, in thousands)	47.3	45.4	46.0	45.4	42.2	4%		(1)%
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

34	Capital One Financial Corporation (COF)

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

(5)	Common dividend payout ratio is calculated based on dividends per common share for the period divided by basic earnings per common share for the period.

(6)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(7)	Total net revenue margin is calculated based on total net revenue for the period divided by average interest-earning assets for the period.

(8)	Net interest margin is calculated based on net interest income for the period divided by average interest-earning assets for the period.

(9)
Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(10)
Return on average common equity is calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

(11)
Return on average tangible common equity (“TCE”) is a non-GAAP measure calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly titled measures reported by other companies. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(12)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(13)	Non-interest expense as a percentage of average loans held for investment is calculated based on non-interest expense for the period divided by average loans held for investment for the period.

(14)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(15)	Net charge-off rate is calculated based on net charge-offs for the period divided by average loans held for investment for the period.

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

(17)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this 2016 Annual Report on Form 10-K (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2016 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2016 and accompanying notes. MD&A is organized in the following sections:

• Executive Summary and Business Outlook	• Capital Management
• Consolidated Results of Operations	• Risk Management
• Consolidated Balance Sheets Analysis	• Credit Risk Profile
• Off-Balance Sheet Arrangements	• Liquidity Risk Profile
• Business Segment Financial Performance	• Market Risk Profile
• Critical Accounting Policies and Estimates	• Supplemental Tables
• Accounting Changes and Developments	• Glossary and Acronyms

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $3.8 billion ($6.89 per diluted common share) on total net revenue of $25.5 billion for 2016. In comparison, we reported net income of $4.1 billion ($7.07 per diluted common share) on total net revenue of $23.4 billion for 2015 and $4.4 billion ($7.59 per diluted common share) on total net revenue of $22.3 billion for 2014.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 10.1% and 11.1% as of December 31, 2016 and 2015, respectively. See “MD&A—Capital Management” below for additional information.
On June 29, 2016, we announced that our Board of Directors authorized the repurchase of up to $2.5 billion in shares of our common stock (“2016 Stock Repurchase Program”) from the third quarter of 2016 through the end of the second quarter of 2017. Through the end of 2016, we repurchased approximately $2.1 billion of common stock as part of the 2016 Stock Repurchase Program and expect to complete the 2016 Stock Repurchase Program by the end of the second quarter of 2017. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in 2016. These highlights are generally based on a comparison between the results of 2016 and 2015, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2016 compared to our financial condition and credit performance as of December 31, 2015. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

36	Capital One Financial Corporation (COF)

Total Company Performance

•	Earnings: Our net income decreased by $299 million to $3.8 billion in 2016 compared to 2015. The decrease was primarily due to:

◦
higher provision for credit losses driven by higher charge-offs in our credit card, taxi medallion, and oil and gas lending portfolios, as well as larger allowance builds in our credit card and auto loan portfolios; and

◦	higher operating and marketing expenses associated with loan growth, as well as continued investments in technology and infrastructure.
These higher expenses were partially offset by:

◦	higher interest income due to growth in our credit card and commercial loan portfolios.

•	Loans Held for Investment:

◦
Period-end loans held for investment increased by $15.7 billion to $245.6 billion as of December 31, 2016 from December 31, 2015 primarily driven by growth in our credit card, auto and commercial loan portfolios, partially offset by the continued run-off of our acquired home loan portfolio.

◦
Average loans held for investment increased by $22.5 billion to $233.3 billion in 2016 compared to 2015, primarily driven by continued growth in our commercial, credit card and auto loan portfolios, including loans acquired in the HFS acquisition, partially offset by the continued run-off of our acquired home loan portfolio.

•	Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 42 basis points to 2.17% in 2016 compared to 2015, primarily due to:

◦	growth and seasoning of recent credit card loan originations; and

◦	rising losses in our taxi medallion and oil and gas lending portfolios.
These increases were partially offset by:

◦	continued growth in our domestic credit card loan portfolio.
Our 30+ day delinquency rate increased by 27 basis points to 3.27% as of December 31, 2016 from December 31, 2015, primarily due to growth and seasoning of recent credit card loan originations, partially offset by continued growth in our domestic credit card and auto loan portfolios.
We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $1.4 billion to $6.5 billion as of December 31, 2016 from December 31, 2015, and the allowance coverage ratio increased by 42 basis points to 2.65% as of December 31, 2016 from December 31, 2015. The increases were primarily driven by:

◦	continued growth and seasoning in our credit card loan portfolio;

◦
continued growth in our auto loan portfolio, increasing loss expectations on recent originations and a build reflecting a change in accounting estimate of the timing of charge-offs of bankrupt accounts; and

◦	continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios in our Commercial Banking business.
Business Outlook
We discuss below our current expectations regarding our total company performance over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and

37	Capital One Financial Corporation (COF)

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

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.
See “Part I—Item 1. Business—Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.
We believe we are positioned to deliver attractive growth and returns, as well as significant capital distribution, subject to regulatory approval.
We have improved efficiency by growing revenues and managing costs across the company, realizing analog cost savings and other efficiency gains as we become more digital. We expect that our near-term annual efficiency ratio, excluding adjusting items, will be in the 52%s, plus or minus a reasonable margin of volatility. Over the longer-term, we believe that we should be able to achieve gradual efficiency improvement, driven by growth and digital productivity gains.
We expect our strong growth over the last two years puts us in a position to deliver solid EPS growth in 2017, excluding adjusting items, assuming no substantial change in the broader credit and economic cycles.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2016 capital plan, our Board of Directors has authorized repurchases of up to $2.5 billion of common stock through the end of the second quarter of 2017. We reduced our net share count by 47 million shares in 2016. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2016 and 2015. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, and other borrowings. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

38	Capital One Financial Corporation (COF)

Table 1 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred, average yield for 2016, 2015 and 2014.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2016			2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$96,596	$14,173	14.67%	$86,923	$12,387	14.25%	$78,956	$11,430	14.48%
Consumer banking	71,631	4,537	6.33	71,365	4,460	6.25	71,127	4,447	6.25
Commercial banking(2)	66,033	2,290	3.47	53,161	1,710	3.22	48,210	1,649	3.42
Other(3)	78	203	260.26	100	228	228.00	126	136	107.94
Total loans, including loans held for sale	234,338	21,203	9.05	211,549	18,785	8.88	198,419	17,662	8.90
Investment securities	66,260	1,599	2.41	63,738	1,575	2.47	62,547	1,628	2.60
Cash equivalents and other interest-earning assets	7,198	89	1.24	7,294	99	1.36	6,208	107	1.72
Total interest-earning assets	307,796	22,891	7.44	282,581	20,459	7.24	267,174	19,397	7.26
Cash and due from banks	3,235			2,970			2,994
Allowance for loan and lease losses	(5,675)			(4,582)			(4,151)
Premises and equipment, net	3,671			3,701			3,790
Other assets	30,947			28,804			27,852
Total assets	$339,974			$313,474			$297,659
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$198,304	$1,213	0.61	$185,677	$1,091	0.59	$181,036	$1,088	0.60
Securitized debt obligations	16,576	216	1.30	13,929	151	1.08	10,686	145	1.36
Senior and subordinated notes	22,417	476	2.12	20,935	330	1.58	16,543	299	1.81
Other borrowings and liabilities	18,736	113	0.60	11,297	53	0.47	12,325	47	0.38
Total interest-bearing liabilities	256,033	2,018	0.79	231,838	1,625	0.70	220,590	1,579	0.72
Non-interest-bearing deposits	25,410			25,312			24,639
Other liabilities	9,778			8,611			8,162
Total liabilities	291,221			265,761			253,391
Stockholders’ equity	48,753			47,713			44,268
Total liabilities and stockholders’ equity	$339,974			$313,474			$297,659
Net interest income/spread		$20,873	6.65		$18,834	6.54		$17,818	6.54
Impact of non-interest-bearing funding			0.13			0.12			0.13
Net interest margin			6.78%			6.66%			6.67%
__________

(1)	Past due fees included in interest income totaled approximately $1.5 billion in 2016 and $1.4 billion in both 2015 and 2014.

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

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

39	Capital One Financial Corporation (COF)

Net interest income increased by $2.0 billion to $20.9 billion in 2016 compared to 2015 primarily driven by:

•	growth in our credit card and commercial loan portfolios, including loans acquired from the HFS acquisition; and

•	higher yields as a result of higher interest rates.
Net interest margin increased by 12 basis points to 6.78% in 2016 compared to 2015 primarily driven by:

•	continued growth in our credit card loan portfolio; and

•	continued run-off of our acquired home loan portfolio in our Consumer Banking business.
This increase was partially offset by:

•	the impact of loans acquired from the HFS acquisition, which generally have lower net interest margins compared to our total company portfolio; and

•	margin compression in our auto loan portfolio.
Net interest income increased by $1.0 billion to $18.8 billion in 2015 compared to 2014. The increase was primarily driven by growth in our credit card and commercial loan portfolios, as well as our auto loan portfolio in our Consumer Banking business. Net interest margin decreased by 1 basis point to 6.66% in 2015 compared to 2014 primarily driven by:

•	the decline of yields in our auto, commercial, credit card and investment securities portfolios.
The decrease was substantially offset by:

•	continued growth in our domestic credit card loan portfolio and the continued run-off of the acquired home loan portfolio in our Consumer Banking business; and

•	lower wholesale funding costs.
Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.

40	Capital One Financial Corporation (COF)

Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2016 vs. 2015			2015 vs. 2014
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,786	$1,410	$376	$957	$1,135	$(178)
Consumer banking	77	17	60	13	15	(2)
Commercial banking(2)	580	437	143	61	159	(98)
Other	(25)	(50)	25	92	(28)	120
Total loans, including loans held for sale	2,418	1,814	604	1,123	1,281	(158)
Investment securities	24	61	(37)	(53)	30	(83)
Cash equivalents and other interest-earning assets	(10)	(1)	(9)	(8)	15	(23)
Total interest income	2,432	1,874	558	1,062	1,326	(264)
Interest expense:
Deposits	122	76	46	3	27	(24)
Securitized debt obligations	65	31	34	6	35	(29)
Senior and subordinated notes	146	25	121	31	70	(39)
Other borrowings and liabilities	60	41	19	6	(4)	10
Total interest expense	393	173	220	46	128	(82)
Net interest income	$2,039	$1,701	$338	$1,016	$1,198	$(182)
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

Non-Interest Income
Non-interest income primarily consists of interchange fees net of rewards expense, service charges and other customer-related fees and other non-interest income. Other non-interest income includes the pre-tax net benefit (provision) for mortgage representation and warranty losses related to continuing operations, gains and losses on free-standing derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness.

41	Capital One Financial Corporation (COF)

Table 3 displays the components of non-interest income for 2016, 2015 and 2014.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2016	2015(1)	2014(1)
Interchange fees, net	$2,452	$2,264	$2,046
Service charges and other customer-related fees	1,646	1,856	2,008
Net securities gains (losses)	(11)	(32)	(3)
Other non-interest income:
Benefit for mortgage representation and warranty losses(2)	2	16	26
Net fair value gains on free-standing derivatives	95	66	52
Other	444	409	343
Total other non-interest income	541	491	421
Total non-interest income	$4,628	$4,579	$4,472
__________

(1)
We made certain non-interest income reclassifications in the fourth quarter of 2016 to conform to the current period presentation. The primary net effects of the reclassifications for the years ended December 31, 2015 and 2014 were (i) increases to Service charges and other customer-related fees of $141 million for both periods and (ii) decreases to Other non-interest income of $168 million and $187 million, respectively. We have also consolidated the Non-interest income presentation of Other-than-temporary impairment (“OTTI”) with net realized gains or losses from investment securities into a new Net securities gains (losses) line. See “Note 1—Summary of Significant Accounting Policies” for additional information.

(2)	Represents the benefit (provision) for mortgage representation and warranty losses recorded in continuing operations.
Non-interest income increased by $49 million to $4.6 billion in 2016 compared to 2015, primarily driven by:

•	an increase in interchange fees driven by higher purchase volume in our Credit Card business, net of rewards expense from the continued expansion of our rewards franchise; and

•	higher revenue attributable to our multifamily business in our Commercial Banking business.
These increases were partially offset by:

•	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.
Non-interest income increased by $107 million to $4.6 billion in 2015 compared to 2014 primarily driven by:

•	an increase in interchange fees due to higher purchase volume in our Credit Card business.
This increase was partially offset by:

•	increased rewards expense due to a greater proportion of customers with rewards coupled with increased spend on products with higher rewards; and

•	lower service charges and other customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $6.5 billion, $4.5 billion and $3.5 billion in 2016, 2015 and 2014, respectively. The provision for credit losses as a percentage of net interest income was 30.9%, 24.1% and 19.9% in 2016, 2015 and 2014, respectively.

42	Capital One Financial Corporation (COF)

Our provision for credit losses increased by $1.9 billion in 2016 compared to 2015, primarily driven by:

•	higher charge-offs and a larger allowance build in our credit card loan portfolio due to growth and portfolio seasoning;

•	higher charge-offs in our commercial loan portfolio as a result of continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios; and

•
higher allowance in our auto loan portfolio due to continued loan growth, increasing loss expectations on recent originations and a build reflecting a change in accounting estimate of the timing of charge-offs of bankrupt accounts.

The increase in provision for credit losses of $995 million in 2015 compared to 2014 was primarily driven by:

•	a larger allowance build in our domestic credit card loan portfolio in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates; and

•
a larger build in both the allowance and reserve for unfunded lending commitments resulting from adverse market conditions impacting our oil and gas portfolio and taxi medallion lending portfolio in our Commercial Banking business.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”
Non-Interest Expense
Non-interest expense consists of ongoing operating expenses, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other non-interest expenses, as well as marketing costs and amortization of intangibles.
Table 4 displays the components of non-interest expense for 2016, 2015 and 2014.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2016	2015 (1)	2014 (1)
Salaries and associate benefits	$5,202	$4,975	$4,593
Occupancy and equipment	1,944	1,829	1,745
Marketing	1,811	1,744	1,561
Professional services	1,075	1,120	1,053
Communications and data processing	1,169	1,055	961
Amortization of intangibles	386	430	532
Other non-interest expense:
Collections	313	322	372
Fraud losses	331	316	275
Bankcard, regulatory and other fee assessments	540	444	465
Other	787	761	623
Total other non-interest expense	1,971	1,843	1,735
Total non-interest expense	$13,558	$12,996	$12,180
__________

(1)
We made certain non-interest expense reclassifications in the fourth quarter of 2016. The net effects of the reclassifications for the year ended 2015 and year ended 2014 were increased Communications and data processing expense by $172 million and $163 million, respectively, with corresponding decreases to Professional services. See “Note 1—Summary of Significant Accounting Policies” for additional information.

Non-interest expense increased by $562 million to $13.6 billion in 2016 compared to 2015, primarily due to:

•	higher operating and marketing expenses associated with loan growth, as well as continued investments in technology and infrastructure;

43	Capital One Financial Corporation (COF)

•	higher bank optimization charges; and

•	higher FDIC surcharges and premiums.
Non-interest expense increased by $816 million to $13.0 billion in 2015 compared to 2014. The increase was primarily due to:

•	higher personnel expenses and charges for severance and related benefits pursuant to our ongoing benefit programs and certain site closures, as a result of the realignment of our workforce;

•	higher operating and marketing expenses associated with loan growth, as well as acquisition and operating expenses related to the HFS acquisition; and

•	continued technology and infrastructure investments.
These increases in 2015 compared to 2014 were partially offset by a decline in the amortization of intangibles.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Loss from discontinued operations, net of tax, was $19 million in 2016, compared to income of $38 million in 2015 and income of $5 million in 2014. We recorded a provision net of tax for mortgage representation and warranty reserve of $13 million ($21 million before tax) in 2016, compared to benefit net of tax of $41 million ($64 million before tax) in 2015 and a benefit net of tax of $4 million ($7 million before tax) in 2014.
We provide additional information on the discontinued operations in “Note 2—Discontinued Operations” and on the net benefit (provision) for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “MD&A—Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 19—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provisions of $1.7 billion (31.3% effective income tax rate), $1.9 billion (31.8% effective income tax rate) and $2.1 billion (32.7% effective income tax rate) in 2016, 2015 and 2014, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in 2016, compared to 2015, was primarily due to lower income before taxes and increased tax credits. This decrease was partially offset by reduced discrete tax benefits and a reduced benefit of lower taxed foreign earnings.
The decrease in our effective income tax rate in 2015, compared to 2014, was primarily due to lower income before taxes, higher discrete tax benefits and increased net tax credits. This decrease was partially offset by a reduced benefit of lower taxed foreign earnings.
We recorded net discrete tax benefits of $2 million and $15 million in 2016 and 2015, respectively, and net discrete tax expenses of $33 million in 2014. Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 31.3%, 32.0% and 32.2% in 2016, 2015 and 2014, respectively.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 16—Income Taxes.”

44	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $23.0 billion to $357.0 billion as of December 31, 2016 from December 31, 2015, primarily due to:

•
an increase of $15.7 billion in loans held for investment primarily driven by growth in our credit card, auto and commercial loan portfolios, partially offset by the continued run-off of our acquired home loan portfolio.

Total liabilities increased by $22.8 billion to $309.5 billion as of December 31, 2016, primarily driven by:

•	an increase in deposits primarily driven by the issuance of brokered deposits and growth in our Consumer Banking business.
Stockholders’ equity increased by $230 million to $47.5 billion as of December 31, 2016, primarily due to:

•	our net income of $3.8 billion in 2016; and

•	$1.1 billion of proceeds from the issuance of preferred stock.
These increases were partially offset by:

•	$3.7 billion of share repurchases under our 2015 and 2016 Stock Repurchase Programs; and

•	$1.0 billion of dividend payments to our common and preferred stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during 2016. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities as of December 31, 2016 and 2015, respectively.
The fair value of our available for sale securities portfolio was $40.7 billion as of December 31, 2016, an increase of $1.7 billion from $39.1 billion as of December 31, 2015. The fair value of our held to maturity securities portfolio was $26.2 billion as of December 31, 2016, an increase of $879 million from $25.3 billion as of December 31, 2015. The increase in the fair value of both of these portfolios was primarily driven by purchase volume activities, partially offset by decreases in fair value due to higher interest rates.
Gross unrealized gains on our available for sale securities portfolio decreased to $539 million as of December 31, 2016 compared to $578 million as of December 31, 2015 and gross unrealized losses on this portfolio increased to $535 million as of December 31, 2016 compared to $321 million as of December 31, 2015, both of which were primarily driven by an increase in interest rates. Of the $535 million gross unrealized losses as of December 31, 2016, $116 million was related to securities that had been in a loss position for 12 months or longer. We provide information on OTTI recognized in earnings on our investment securities above in “MD&A—Consolidated Results of Operations—Non-Interest Income.”

45	Capital One Financial Corporation (COF)

Table 5 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of December 31, 2016, 2015 and 2014.
Table 5: Investment Securities

	December 31,
	2016		2015		2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,103	$5,065	$4,664	$4,660	$4,114	$4,118
Corporate debt securities guaranteed by U.S. government agencies	—	—	—	—	819	800
RMBS:
Agency(1)	26,830	26,527	24,332	24,285	21,804	21,995
Non-agency	2,349	2,722	2,680	3,026	2,938	3,386
Total RMBS	29,179	29,249	27,012	27,311	24,742	25,381
CMBS:
Agency(1)	3,335	3,304	3,690	3,664	3,751	3,723
Non-agency	1,676	1,684	1,723	1,715	1,780	1,796
Total CMBS	5,011	4,988	5,413	5,379	5,531	5,519
Other ABS(2)	714	714	1,345	1,340	2,618	2,662
Other securities(3)	726	721	370	371	1,035	1,028
Total investment securities available for sale	$40,733	$40,737	$38,804	$39,061	$38,859	$39,508

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$199	$199	$198	—	—
Agency RMBS	22,125	22,573	21,513	22,133	$20,163	$21,210
Agency CMBS	3,388	3,424	2,907	2,986	2,337	2,424
Total investment securities held to maturity	$25,712	$26,196	$24,619	$25,317	$22,500	$23,634
__________

(1)
Includes securities guaranteed by Government National Mortgage Association (“Ginnie Mae”) and securities issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(2)
ABS collateralized by credit card loans constituted approximately 57% and 71% of the other ABS portfolio as of December 31, 2016 and 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 23% and 11% of the other ABS portfolio as of December 31, 2016 and 2015, respectively.

(3)	Includes supranational bonds, foreign government bonds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. As of both in December 31, 2016 and 2015, approximately 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, while approximately 4% and 5% was below investment grade, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 6 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of December 31, 2016 and 2015.

46	Capital One Financial Corporation (COF)

Table 6: Non-Agency Investment Securities Credit Ratings

	December 31, 2016				December 31, 2015
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,722	—	3%	97%	$3,026	—	3%	97%
Non-agency CMBS	1,684	100%	—	—	1,715	100%	—	—
Other ABS	714	99	1	—	1,340	99	1	—
Other securities	721	62	25	13	371	8	64	28
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of December 31, 2016 and 2015.
Table 7: Loans Held for Investment

	December 31, 2016			December 31, 2015
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$105,552	$4,606	$100,946	$96,125	$3,654	$92,471
Consumer Banking	73,054	1,102	71,952	70,372	868	69,504
Commercial Banking	66,916	793	66,123	63,266	604	62,662
Other	64	2	62	88	4	84
Total	$245,586	$6,503	$239,083	$229,851	$5,130	$224,721
Loans held for investment increased by $15.7 billion to $245.6 billion as of December 31, 2016 from December 31, 2015, primarily driven by growth in our credit card, auto and commercial loan portfolios, partially offset by the continued run-off of our acquired home loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Deposits
Our deposits represent our largest source of funding for our operations and provide a consistent source of low-cost funds. Total deposits increased by $19.0 billion to $236.8 billion as of December 31, 2016 from December 31, 2015. The increase in deposits was primarily driven by the issuance of brokered deposits and growth in our Consumer Banking business. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield in “MD&A—Liquidity Risk Profile.”
Securitized Debt Obligations
Securitized debt obligations increased to $18.8 billion as of December 31, 2016, from $16.2 billion as of December 31, 2015, as debt issuances exceeded maturities during 2016. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 9—Deposits and Borrowings.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and Federal Home Loan Banks (“FHLB”) advances, totaled $41.6 billion as of December 31, 2016, of which $40.6 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $42.9 billion as of December 31, 2015, of which $42.0 billion represented long-term debt and the remainder represented short-term borrowings.

47	Capital One Financial Corporation (COF)

The decrease in other debt of $1.3 billion in 2016 was primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 9—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $630 million as of December 31, 2016, compared to $610 million as of December 31, 2015.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2016, is approximately $1.5 billion, a decline from our estimate of $1.6 billion as of December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation.
We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 19—Commitments, Contingencies, Guarantees and Others.”
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
As of December 31, 2016, we have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of approximately $4.3 billion, which is an increase of $648 million from December 31, 2015. We have recorded a valuation allowance of $179 million and $166 million as of December 31, 2016 and 2015, respectively. We expect to fully realize the 2016 net deferred tax asset amounts in future periods. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “MD&A—Consolidated Results of Operations” and in “Note 16—Income Taxes.”

48	Capital One Financial Corporation (COF)

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letter of credits, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in the “MD&A—Liquidity Risk Profile” as well as “Note 6—Variable Interest Entities and Securitizations” and “Note 19—Commitments, Contingencies, Guarantees and Others.”

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration of market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
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
Below we summarize our business segment results for 2016, 2015 and 2014 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of December 31, 2016 compared to December 31, 2015. We also provide information on the outlook for each of our business segments. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 18—Business Segments.”
Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the years ended December 31, 2016, 2015 and 2014. We provide information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments.”

49	Capital One Financial Corporation (COF)

Table 8: Business Segment Results

	Year Ended December 31,
	2016				2015				2014
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$16,015	62%	$2,160	58%	$14,582	62%	$2,354	59%	$13,621	61%	$2,479	56%
Consumer Banking	6,562	26	870	23	6,465	28	1,034	26	6,432	29	1,195	27
Commercial Banking(3)	2,794	11	575	15	2,352	10	570	14	2,201	10	659	15
Other(4)	130	1	165	4	14	—	54	1	36	—	90	2
Total	$25,501	100%	$3,770	100%	$23,413	100%	$4,012	100%	$22,290	100%	$4,423	100%
__________

(1)	Total net revenue (loss) consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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

(4)
The Other category includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expenses that do not directly support the operations of the business segments and other items as described in “Note 18—Business Segments.”

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $2.2 billion, $2.4 billion and $2.5 billion in 2016, 2015 and 2014, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Selected income statement data:
Net interest income	$12,635	$11,161	$10,310	13%		8%
Non-interest income	3,380	3,421	3,311	(1)		3
Total net revenue(1)	16,015	14,582	13,621	10		7
Provision for credit losses	4,926	3,417	2,750	44		24
Non-interest expense	7,703	7,502	7,063	3		6
Income from continuing operations before income taxes	3,386	3,663	3,808	(8)		(4)
Income tax provision	1,226	1,309	1,329	(6)		(2)
Income from continuing operations, net of tax	$2,160	$2,354	$2,479	(8)		(5)
Selected performance metrics:
Average loans held for investment(2)	$96,560	$86,735	$78,946	11		10
Average yield on loans held for investment(3)	14.68%	14.28%	14.48%	40	bps	(20	)bps
Total net revenue margin(4)	16.59	16.81	17.25	(22)		(44)
Net charge-offs	$3,953	$2,918	$2,728	35%		7%
Net charge-off rate	4.09%	3.36%	3.46%	73	bps	(10	)bps
Purchased credit card relationship (“PCCR”) intangible amortization	$257	$316	$369	(19)%		(14)%
Purchase volume(5)	307,138	271,167	224,750	13		21

50	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$105,552	$96,125	10%
30+ day performing delinquency rate	3.91%	3.36%	55	bps
30+ day delinquency rate	3.94	3.40	54
Nonperforming loan rate	0.04	0.06	(2)
Allowance for loan and lease losses	$4,606	$3,654	26%
Allowance coverage ratio(6)	4.36%	3.80%	56	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $1.1 billion, $732 million and $645 million in 2016, 2015 and 2014, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $402 million and $262 million as of December 31, 2016 and 2015, respectively.

(2)	Period-end loans held for investment and average loans held for investment include billed finance charges and fees, net of the estimated uncollectible amount.

(3)
Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(4)
Total net revenue margin is calculated by dividing total net revenue for the period by average loans held for investment during the period. Interest income also includes interest income on loans held for sale.

(5)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(6)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.
Key factors affecting the results of our Credit Card business for 2016 compared to 2015, and changes in financial condition and credit performance between December 31, 2016 and December 31, 2015 include the following:

•	Net Interest Income: Net interest income increased by $1.5 billion to $12.6 billion in 2016 primarily driven by loan growth in our Domestic Card business.

•	Non-Interest Income: Non-interest income was flat at $3.4 billion in 2016 as an increase in interchange fees driven by higher purchase volume was largely offset by:

◦	higher rewards expense from the continued expansion of our rewards franchise; and

◦	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.

•
Provision for Credit Losses: The provision for credit losses increased by $1.5 billion to $4.9 billion in 2016 primarily driven by higher charge-offs and a larger allowance build due to continued loan growth and portfolio seasoning.

•
Non-Interest Expense: Non-interest expense increased by $201 million to $7.7 billion in 2016 primarily attributable to higher operating expenses associated with loan growth as well as continued investments in technology, partially offset by operating efficiencies.

•
Loans Held for Investment: Period-end loans held for investment increased by $9.4 billion to $105.6 billion as of December 31, 2016 from December 31, 2015, and average loans held for investment increased by $9.8 billion to $96.6 billion in 2016 compared to 2015, both primarily due to continued loan growth in our Domestic Card business.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 73 basis points to 4.09% in 2016 compared to 2015, and the 30+ day delinquency rate increased by 54 basis points to 3.94% as of December 31, 2016 from December 31, 2015. These increases were primarily driven by growth and seasoning of credit card loan originations, partially offset by continued growth in our domestic credit card loan portfolio.

Key factors affecting the results of our Credit Card business for 2015 compared to 2014, and changes in financial condition and credit performance between December 31, 2015 and December 31, 2014 include the following:

51	Capital One Financial Corporation (COF)

•	Net Interest Income: Net interest income increased by $851 million to $11.2 billion in 2015 primarily driven by loan growth in our Domestic Card business.

•
Non-Interest Income: Non-interest income increased by $110 million to $3.4 billion in 2015. The increase was primarily attributable to an increase in interchange fees driven by higher purchase volume, partially offset by:

◦	increased rewards expense due to a greater proportion of customers with rewards coupled with increased spend on products with higher rewards; and

◦	lower service charges and other customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business.

•	Provision for Credit Losses: The provision for credit losses increased by $667 million to $3.4 billion in 2015 primarily driven by:

◦	a larger allowance build in our domestic credit card loan portfolio in 2015 due to continued loan growth coupled with our expectations for rising charge-off rates; and

◦	higher charge-offs as new loan balances season.

•
Non-Interest Expense: Non-interest expense increased by $439 million to $7.5 billion in 2015. The increase was due to higher operating and marketing expenses associated with loan growth, partially offset by operating efficiencies and lower intangibles amortization expense.

•
Loans Held for Investment: Period-end loans held for investment increased by $10.2 billion to $96.1 billion as of December 31, 2015 from December 31, 2014, and average loans held for investment increased by $7.8 billion to $86.7 billion in 2015 compared to 2014. The increases were primarily due to loan growth in our domestic credit card loan portfolio, partially offset by the impact of foreign exchange rates in our international card loan portfolio driven by the strengthening of the U.S. dollar in 2015.

•
Net Charge-Off and Delinquency Statistics: The net charge-off rate decreased by 10 basis points to 3.36% in 2015 compared to 2014 driven by our international card loan portfolio, which benefited from growth in our international portfolio in Canada. The 30+ day delinquency rate increased by 10 basis points to 3.40% as of December 31, 2015 from December 31, 2014 due to the seasoning of our domestic credit card portfolio growth which has begun to put upward pressure on delinquencies.

Domestic Card Business Expectations
In our Domestic Card business, we expect the full-year 2017 charge-off rate will be in the mid-four percent range, with quarterly variability. The impact of the upward pressure on delinquencies and charge-offs as new loans season and become a larger portion of our overall portfolio is expected to moderate in 2017 and only have a modest effect beyond that.
Domestic Card Business
Domestic Card generated net income from continuing operations of $2.1 billion in 2016 and $2.2 billion in both 2015 and 2014. Over 2016, 2015 and 2014, Domestic Card accounted for greater than 90% of both total net revenues and net income of our Credit Card business.

52	Capital One Financial Corporation (COF)

Table 9.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Year Ended December 31,				Change
(Dollars in millions)	2016	2015	2014		2016 vs. 2015		2015 vs. 2014
Selected income statement data:
Net interest income	$11,571	$10,147	$9,241		14%		10%
Non-interest income	3,116	3,183	3,001		(2)		6
Total net revenue(1)	14,687	13,330	12,242		10		9
Provision for credit losses	4,555	3,204	2,493		42		29
Non-interest expense	6,895	6,627	6,264		4		6
Income from continuing operations before income taxes	3,237	3,499	3,485		(7)		—
Income tax provision	1,178	1,267	1,246		(7)		2
Income from continuing operations, net of tax	$2,059	$2,232	$2,239		(8)		—
Selected performance metrics:
Average loans held for investment(2)	$88,394	$78,743	$71,262		12		10
Average yield on loans held for investment(3)	14.62%	14.21%	14.26%		41	bps	(5	)bps
Total net revenue margin(4)	16.62	16.93	17.18		(31)		(25)
Net charge-offs	$3,681	$2,718	$2,445		35%		11%
Net charge-off rate	4.16%	3.45%	3.43%		71	bps	2	bps
PCCR intangible amortization	$257	$316	$369		(19)%		(14)%
Purchase volume(5)	280,637	246,740	208,716		14		18

(Dollars in millions)	December 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment(2)	$97,120	$87,939	10%
30+ day delinquency rate	3.95%	3.39%	56	bps
Allowance for loan and lease losses	$4,229	$3,355	26%
Allowance coverage ratio(6)	4.35%	3.82%	53	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs.

(2)	Period-end loans held for investment and average loans held for investment include billed finance charges and fees, net of the estimated uncollectible amount.

(3)
Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(4)	Total net revenue margin is calculated by dividing total net revenue for the period by average loans held for investment during the period.

(5)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(6)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in 2016 compared to 2015 primarily driven by higher provision for credit losses and higher operating expenses associated with continued loan growth, partially offset by higher net interest income resulting from loan growth.
Net income for our Domestic Card business remained flat in 2015 compared to 2014 as continued loan growth drove increases in revenue, provision for credit losses, operating and marketing expenses.

53	Capital One Financial Corporation (COF)

Consumer Banking Business Segment Expectations
In our Consumer Banking business, we expect that decreasing margins and modestly rising charge-offs in the auto finance business, as well as continued run-off of our acquired home loan portfolio, will negatively affect Consumer Banking revenues, efficiency ratio and net income, even as we continue to manage costs.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $870 million, $1.0 billion and $1.2 billion in 2016, 2015 and 2014, respectively.
Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Selected income statement data:
Net interest income	$5,829	$5,755	$5,748	1%		—
Non-interest income	733	710	684	3		4%
Total net revenue	6,562	6,465	6,432	2		1
Provision for credit losses	1,055	819	703	29		17
Non-interest expense	4,139	4,026	3,869	3		4
Income from continuing operations before income taxes	1,368	1,620	1,860	(16)		(13)
Income tax provision	498	586	665	(15)		(12)
Income from continuing operations, net of tax	$870	$1,034	$1,195	(16)		(13)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$44,521	$39,967	$34,769	11		15
Home loan	23,358	27,601	32,589	(15)		(15)
Retail banking	3,543	3,582	3,606	(1)		(1)
Total consumer banking	$71,422	$71,150	$70,964	—		—
Average yield on loans held for investment(2)	6.34%	6.26%	6.26%	8	bps	—
Average deposits	$177,129	$170,757	$168,623	4%		1%
Average deposit interest rate	0.56%	0.56%	0.57%	—		(1	)bps
Net charge-offs	$820	$731	$675	12		8%
Net charge-off rate	1.15%	1.03%	0.95%	12	bps	8	bps
Net charge-off rate (excluding PCI loans)(3)	1.49	1.45	1.49	4		(4)
Auto loan originations	$25,719	$21,185	$20,903	21%		1%

54	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$47,916	$41,549	15%
Home loan	21,584	25,227	(14)
Retail banking	3,554	3,596	(1)
Total consumer banking	$73,054	$70,372	4
30+ day performing delinquency rate	4.10%	4.05%	5	bps
30+ day performing delinquency rate (excluding PCI loans)(3)	5.12	5.50	(38)
30+ day delinquency rate	4.67	4.67	—
30+ day delinquency rate (excluding PCI loans)(3)	5.82	6.34	(52)
Nonperforming loan rate	0.72	0.79	(7)
Nonperforming loan rate (excluding PCI loans)(3)	0.90	1.08	(18)
Nonperforming asset rate(4)	1.09	1.10	(1)
Nonperforming asset rate (excluding PCI loans)(3)(4)	1.36	1.50	(14)
Allowance for loan and lease losses	$1,102	$868	27%
Allowance coverage ratio(5)(6)	1.51%	1.23%	28	bps
Deposits	$181,917	$172,702	5%
Loans serviced for others	8,258	7,530	10
__________

(1)
Average consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) of $16.4 billion, $20.7 billion and $25.6 billion in 2016, 2015 and 2014, respectively. Period-end consumer banking loans held for investment includes PCI loans with carrying values of $14.5 billion and $18.6 billion as of December 31, 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

(2)
Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	See “MD&A—Credit Risk Profile” and “Note 1—Summary of Significant Accounting Policies” for additional information on the impact of PCI loans on our credit quality metrics.

(4)
Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment, REO and other foreclosed assets. Prior to Q4 2016, the nonperforming asset rate for our Consumer Banking business excluded the impact of REOs related to our acquired home loan portfolio which, if included, would increase the nonperforming asset rate by approximately 10 basis points in each of the prior periods presented.

(5)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

(6)
Excluding the impact of the PCI home loan amounts in footnote 1 above, the allowance coverage ratios for our home loan portfolio and total consumer banking were 0.51% and 1.83%, respectively, as of December 31, 2016, compared to 0.50% and 1.60%, respectively, as of December 31, 2015.

Key factors affecting the results of our Consumer Banking business for 2016 compared to 2015, and changes in financial condition and credit performance between December 31, 2016 and December 31, 2015 include the following:

•
Net Interest Income: Net interest income was flat at $5.8 billion in 2016 as growth in our auto loan portfolio was offset by the continued run-off of our acquired home loan portfolio and margin compression in our auto loan portfolio.

◦
Consumer Banking loan yield increased by 8 basis points to 6.3% in 2016 compared to 2015. The increase was primarily driven by changes in the product mix in Consumer Banking as a result of the continued run-off of our acquired home loan portfolio and growth in our auto loan portfolio, partially offset by declining yield in our auto loan portfolio.

◦	Average yield on auto loans decreased by 33 basis points to 7.7% in 2016, primarily attributable to a higher proportion of prime auto loans in 2016 compared to 2015.

◦	The average yield on our home loan portfolio increased by 9 basis points to 4.0% in 2016 primarily as a result of higher yield on our acquired home loan portfolio.

•	Non-Interest Income: Non-interest income was substantially flat at $733 million in 2016.

55	Capital One Financial Corporation (COF)

•	Provision for Credit Losses: The provision for credit losses increased by $236 million to $1.1 billion in 2016 primarily driven by:

◦
a higher allowance in our auto loan portfolio due to continued loan growth, increasing loss expectations on recent originations and a build reflecting a change in accounting estimate of the timing of charge-offs of bankrupt accounts; and

◦	higher charge-offs in our auto loan portfolio due to seasoning of recent growth.

•	Non-Interest Expense: Non-interest expense increased by $113 million to $4.1 billion in 2016 primarily due to:

◦	higher operating expenses driven by growth in our auto loan portfolio; and

◦	increased marketing expenses in our retail banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $2.7 billion to $73.1 billion as of December 31, 2016 from December 31, 2015, and average loans held for investment increased by $272 million to $71.4 billion in 2016 compared to 2015. The increases were primarily due to growth in our auto loan portfolio, partially offset by the continued run-off of our acquired home loan portfolio.

•
Deposits: Period-end deposits increased by $9.2 billion to $181.9 billion as of December 31, 2016 from December 31, 2015 as a result of strong growth in our deposit products that are sold directly to both existing and new customers.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 12 basis points to 1.15% in 2016 compared to 2015. The increase reflects the greater portion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio. The 30+ day delinquency rate was flat at 4.67% as of both December 31, 2016 and December 31, 2015.

Key factors affecting the results of our Consumer Banking business for 2015 compared to 2014 and changes in financial condition and credit performance between December 31, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income remained flat at $5.8 billion in 2015 as the higher net interest income generated by the growth in our auto loan portfolio was partially offset by lower net interest income from our home loan portfolio attributable to the continued run-off of the acquired portfolio and margin compression in auto loans.

◦
Consumer Banking loan yield remained flat at 6.3% in 2015 as the decrease in average loan yield in our auto loan portfolio was offset by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the continued run-off of the acquired home loan portfolio.

◦
The increase in our auto loan portfolio in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased by 65 basis points to 8.0% in 2015. This decrease was primarily attributable to a shift to a higher proportion of prime auto loans and continued competition across the auto business.

◦	The average yield on the home loan portfolio increased by 6 basis points to 3.9% in 2015, as a result of higher yield on our acquired home loan portfolio.

•	Non-Interest Income: Non-interest income increased by $26 million to $710 million in 2015 primarily due to the gain recognized on loans originated and sold within our home loan portfolio.

•
Provision for Credit Losses: The provision for credit losses increased by $116 million to $819 million in 2015 driven by an allowance build across our consumer banking loan portfolios, coupled with higher net charge-offs due to continued growth in our auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $157 million to $4.0 billion in 2015 largely due to increased operating expenses due to continued technology and infrastructure investments in our retail banking business and growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $1.1 billion to $70.4 billion as of December 31, 2015 from December 31, 2014 primarily due to the continued run-off of our acquired home loan portfolio, partially offset

56	Capital One Financial Corporation (COF)

by growth in our auto loan portfolio. Average loans held for investment were substantially flat, increasing by $186 million, or 0.3%, to $71.2 billion in 2015 compared to 2014.

•
Deposits: Period-end deposits increased by $4.6 billion to $172.7 billion as of December 31, 2015 from December 31, 2014 as a result of strong growth in our deposit products, as well as modest growth in products sold through our local franchise.

•
Net Charge-Off and Delinquency Statistics: The net charge-off rate increased by 8 basis points to 1.03% in 2015 compared to 2014. The 30+ day delinquency rate increased by 44 basis points to 4.67% as of December 31, 2015 from December 31, 2014. The increases in the net charge-off and 30+ day delinquency rates reflected the continued run-off of our acquired home loan portfolio, which generally does not have charge-offs or delinquencies since these loans were recorded at fair value at acquisition, and a greater portion of auto loans in our portfolio, which have a higher charge-off and delinquency rate than other products within the total consumer banking loan portfolio.

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
Our Commercial Banking business generated net income from continuing operations of $575 million, $570 million and $659 million in 2016, 2015 and 2014, respectively. Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Selected income statement data:
Net interest income	$2,216	$1,865	$1,751	19%		7%
Non-interest income	578	487	450	19		8
Total net revenue(1)	2,794	2,352	2,201	19		7
Provision for credit losses(2)	483	302	93	60		225
Non-interest expense	1,407	1,156	1,083	22		7
Income from continuing operations before income taxes	904	894	1,025	1		(13)
Income tax provision	329	324	366	2		(11)
Income from continuing operations, net of tax	$575	$570	$659	1		(14)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$25,821	$23,728	$22,003	9		8
Commercial and industrial	38,852	28,349	25,028	37		13
Total commercial lending	64,673	52,077	47,031	24		11
Small-ticket commercial real estate	548	692	868	(21)		(20)
Total commercial banking	$65,221	$52,769	$47,899	24		10
Average yield on loans held for investment(1)(4)	3.47%	3.21%	3.42%	26	bps	(21	)bps
Average deposits	$33,841	$33,058	$31,752	2%		4%
Average deposit interest rate	0.28%	0.25%	0.24%	3	bps	1	bps
Net charge-offs	$292	$47	$10	**		**
Net charge-off rate	0.45%	0.09%	0.02%	36	bps	7	bps

57	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2016	December 31, 2015	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$26,609	$25,518	4%
Commercial and industrial	39,824	37,135	7
Total commercial lending	66,433	62,653	6
Small-ticket commercial real estate	483	613	(21)
Total commercial banking	$66,916	$63,266	6
Nonperforming loan rate	1.53%	0.87%	66	bps
Nonperforming asset rate(5)	1.54	0.87	67
Allowance for loan and lease losses(2)	$793	$604	31%
Allowance coverage ratio(6)	1.19%	0.95%	24	bps
Deposits	$33,866	$34,257	(1)
Loans serviced for others(7)	22,321	17,643	27%
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

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $129 million, $161 million and $106 million as of December 31, 2016, 2015 and 2014, respectively.

(3)
Average commercial banking loans held for investment includes PCI loans of $770 million, $215 million and $217 million in 2016, 2015 and 2014, respectively. Period-end commercial banking loans held for investment includes PCI loans with carrying values of $613 million and $958 million as of December 31, 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

(4)
Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(5)
Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment, REO and other foreclosed assets.

(6)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

(7)	Loans serviced for others represents our portfolio of loans serviced for third parties related to our multifamily finance business.

**	Change is not meaningful.
Key factors affecting the results of our Commercial Banking business for 2016 compared to 2015, and changes in financial condition and credit performance between December 31, 2016 and December 31, 2015 include the following:

•	Net Interest Income: Net interest income increased by $351 million to $2.2 billion in 2016 primarily driven by loan growth, including loans acquired in the HFS acquisition.

•
Non-Interest Income: Non-interest income increased by $91 million to $578 million in 2016 primarily driven by fee-based services, including impacts from the HFS acquisition, and products attributable to our multifamily finance business.

•
Provision for Credit Losses: The provision for credit losses increased by $181 million to $483 million in 2016 primarily driven by higher charge-offs, partially offset by a smaller allowance build, due to continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios.

•
Non-Interest Expense: Non-interest expense increased by $251 million to $1.4 billion in 2016 driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.7 billion to $66.9 billion as of December 31, 2016 from December 31, 2015 driven by growth in our commercial loan portfolios. Average loans held for investment increased by $12.5 billion to $65.2 billion in 2016 compared to 2015 primarily driven by the HFS acquisition and growth in our commercial loan portfolios.

•	Deposits: Period-end deposits decreased by $391 million to $33.9 billion as of December 31, 2016 from December 31, 2015.

58	Capital One Financial Corporation (COF)

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 36 basis points to 0.45% in 2016 compared to 2015, reflecting rising losses in our taxi medallion and oil and gas lending portfolios. Increased credit risk rating downgrades in these same lending portfolios resulted in the nonperforming loan rate increasing by 66 basis points to 1.53% as of December 31, 2016 from December 31, 2015.

Key factors affecting the results of our Commercial Banking business for 2015 compared to 2014, and changes in financial condition and credit performance between December 31, 2015 and December 31, 2014 include the following:

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

•
Non-Interest Expense: Non-interest expense increased by $73 million to $1.2 billion in 2015 driven by higher operating expenses due to costs associated with the HFS acquisition and continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $12.4 billion to $63.3 billion as of December 31, 2015 from December 31, 2014 driven by the HFS acquisition as well as growth in our commercial and multifamily real estate loan portfolios. Average loans held for investment increased by $4.9 billion to $52.8 billion in 2015 compared to 2014 primarily driven by growth in our commercial and multifamily real estate loan portfolios.

•
Deposits: Period-end deposits increased by $2.3 billion to $34.3 billion as of December 31, 2015 from December 31, 2014 driven by our strategy to strengthen existing relationships with and increase liquidity from our commercial customers.

•
Net Charge-Off and Nonperforming Statistics: The net charge-off rate increased by 7 basis points to 0.09% in 2015 compared to 2014. The nonperforming loans rate increased by 53 basis points to 0.87% as of December 31, 2015 from December 31, 2014. The increases in these rates reflect losses and credit risk rating downgrades in our oil and gas portfolio and taxi medallion lending portfolio.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio, asset/liability management and certain capital management activities. Other also includes:

•	foreign exchange-rate fluctuations on foreign currency-denominated balances;

•
unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges;

•	a portion of the net benefit (provision) for representation and warranty losses related to continuing operations; and

•	offsets related to certain line-item reclassifications.

59	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Selected income statement data:
Net interest income	$193	$53	$9	**	**
Non-interest income	(63)	(39)	27	62%	**
Total net revenue(1)	130	14	36	**	(61)%
Benefit for credit losses	(5)	(2)	(5)	150	(60)
Non-interest expense	309	312	165	(1)	89
Loss from continuing operations before income taxes	(174)	(296)	(124)	(41)	139
Income tax benefit	(339)	(350)	(214)	(3)	64
Income from continuing operations, net of tax	$165	$54	$90	**	(40)
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
Net income from continuing operations recorded in the Other category was $165 million in 2016 compared to $54 million in 2015. The increase in 2016 was primarily driven by:

•	higher net interest income due to balance sheet growth, as well as the impact of rates on our other treasury-related activities; and

•	lower restructuring charges for severance and related benefits pursuant to our ongoing benefit programs as a result of the realignment of our workforce.
These drivers were partially offset by:

•	higher bank optimization charges and an impairment charge associated with certain acquired intangible and software assets within non-interest expense;

•	lower non-interest income due to rate-driven hedge ineffectiveness; and

•	a reduced income tax benefit as a result of higher income before taxes and increased discrete tax expense, partially offset by increased tax credits.
Net income from continuing operations recorded in the Other category was $54 million in 2015 compared to $90 million in 2014. The reduction in net income in 2015 was primarily due to charges associated with:

•	severance and related benefits pursuant to our ongoing benefit program as a result of the realignment of our workforce; and

•	certain planned site closures.
These drivers were partially offset by higher discrete tax benefits and net tax credits.

60	Capital One Financial Corporation (COF)

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
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves

•	Asset impairment

•	Fair value of financial instruments

•	Representation and warranty reserves

•	Customer rewards reserve
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
We build our allowance for loan and lease losses and reserve for unfunded lending commitments through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs, changes to allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $6.5 billion, $4.5 billion and $3.5 billion in 2016, 2015 and 2014, respectively.
We have an established process, using analytical tools and management judgment, to determine our allowance for loan and lease losses. Losses are inherent in our loan portfolio and we calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolio with similar risk characteristics and record a provision for credit losses. The allowance totaled $6.5 billion as of December 31, 2016, compared to $5.1 billion as of December 31, 2015.
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

61	Capital One Financial Corporation (COF)

uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Finance Charge and Fee Reserves
Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the finance charges and fees are earned. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue. Total net revenue was reduced by $1.1 billion, $732 million and $645 million in 2016, 2015 and 2014, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $402 million as of December 31, 2016, compared to $262 million as of December 31, 2015.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $14.5 billion as of both December 31, 2016 and 2015. Intangible assets, which we report on our consolidated balance sheets as a component of other assets, consist primarily of purchased credit card relationships (“PCCR”), core deposit and other intangibles. The net carrying amount of intangible assets decreased to $665 million as of December 31, 2016, from $1.0 billion as of December 31, 2015 primarily due to amortization. Goodwill and intangible assets together represented 4% and 5% of our total assets as of December 31, 2016 and 2015, respectively. We did not recognize any goodwill impairment in 2016, 2015 or 2014. See “Note 7—Goodwill and Intangible Assets” for additional information.

62	Capital One Financial Corporation (COF)

Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. We are also required to test goodwill for impairment whenever events or circumstances make it more-likely-than-not that impairment may have occurred. As of October 1, 2016, we had five reporting units which included Domestic Card, International Card, Auto, Other Consumer Banking and Commercial Banking.
The goodwill impairment test is a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not necessary. If the estimated fair value of a reporting unit is below its carrying amount, then the second step, which requires measurement of any potential impairment, must be performed. The second step of goodwill impairment testing requires an extensive effort to build the specific reporting unit’s balance sheet for the test based on applicable accounting guidance.
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital, economic capital requirements, and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and intangibles balances. We then compare the carrying amount to our total consolidated stockholders’ equity to assess the reasonableness of our methodology. The total carrying amount of our five reporting units was $39.2 billion, as compared to consolidated stockholder’s equity of $48.2 billion as of October 1, 2016. The $9.0 billion excess in consolidated stockholder’s equity was primarily attributable to capital allocated to our Other category, preferred stock and other future capital needs such as dividends and share buy-backs. There was no remaining unallocated equity after factoring in these items.
Determining the fair value of a reporting unit and the associated assets, liabilities and intangible assets, is a subjective process that requires the use of estimates and the exercise of significant judgment. The fair value of the Domestic Card, Auto, Other Consumer Banking and Commercial Banking reporting units was calculated using a discounted cash flow (“DCF”) calculation, a form of the income approach. This income approach calculation used projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF analysis requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values were then discounted using discount rates based on our external cost of equity with adjustments for the risk inherent in each reporting unit. Discount rates used in 2016 ranged from 8% to 13%. The reasonableness of the DCF approach was assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The results of the 2016 annual impairment test for the Domestic Card, Auto, Other Consumer Banking and Commercial Banking reporting units indicated that the estimated fair values of these four reporting units significantly exceeded their carrying amounts.
Our International Card businesses operate in Canada and the United Kingdom (“U.K.”) and as of October 1, 2016, had goodwill of $913 million. As part of our internal analysis, management forecasted a decline in the excess of fair value above carrying value of the International Card reporting unit as compared to the prior year. These declines were primarily attributable to the adverse changes in foreign exchange rates due to the general uncertainties following the U.K. referendum to leave the European Union. Although the referendum has raised uncertainties, we have not experienced any significant negative impacts to our results of operations in the U.K. attributable specifically to it, nor do we currently forecast significant changes to this business due to the referendum. Our operations in Canada continue to forecast loan growth and strong operating results. As a result of these uncertainties, management engaged an independent valuation specialist to assist in the determination of the International Card reporting unit fair value for the 2016 goodwill impairment test. We employed both the DCF and the market approach to calculate the fair value of our International Card reporting unit. The outputs from both methods were relatively consistent and indicated that the International Card reporting unit’s fair value exceed its carrying value by approximately 9%. As a result of this analysis, the second step of the goodwill impairment test was not necessary for our International Card reporting unit.
During December 2016, subsequent to the annual goodwill impairment test described above, as a result of the evolution of the business and certain leadership changes in the overall Credit Card business, management re-evaluated the organizational structure of this business. We concluded the Domestic and International Card components of the Credit Card operating segment should be aggregated into a single reporting unit because they share similar economic characteristics, products, types of customers, operations, assets and other resources, and goodwill is recoverable from the businesses working in concert. The business has evolved since the International Card reporting unit was created, in particular our Canadian business now comprises the majority of the reporting unit’s assets, such that there are now more shared characteristics and resources with our domestic operations, such as common technology platforms. As a result of this change, as of December 31, 2016, Capital One had four reporting units: Credit Card, Auto, Other Consumer Banking and Commercial Banking for the purpose of testing goodwill for impairment. As this change only

63	Capital One Financial Corporation (COF)

impacted the two reporting units both under our Credit Card operating segment and did not impact the reporting units under the Consumer Banking or Commercial Banking operating segments, the goodwill amounts previously allocated to the International Card reporting unit of $913 million and Domestic Card reporting unit of $4.1 billion were combined into the new Credit Card reporting unit. The change did not impact our operating segments and our Chief Executive Officer (“CEO”) continues to be the Chief Operating Decision Maker (“CODM”).
By definition, assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A significant change in the economic conditions of a reporting unit, such as declines in business performance, increases in credit losses, increases in capital requirements, deterioration in market conditions, adverse estimates of regulatory or legislative changes or increases in the estimated cost of equity, could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment charge to earnings in a future period.
Intangible Assets
Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying amount may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying amount of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying amount. During 2016, we recorded an impairment charge of $17 million related to certain other intangibles. There were no meaningful intangible asset impairments in 2015 or 2014.
See “Note 7—Goodwill and Intangible Assets” for additional information.
Fair Value
Fair value, also referred to as an exit price, is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:
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

64	Capital One Financial Corporation (COF)

financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 17—Fair Value Measurement.”
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
Groups independent of our trading and investing functions participate in the review and validation process. Tasks performed by these groups include periodic verification of fair value measurements to determine if assigned fair values are reasonable, including comparing prices from third-party pricing services to other available market information.
Our Fair Value Committee (“FVC”), which includes representation from business areas, Risk Management and Finance divisions, provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our fair valuations to ensure that our valuation practices are consistent with industry standards and adhere to regulatory and accounting guidance.
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing and fair value measurements. The Model Risk Office validates all models and provides ongoing monitoring of their performance.
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
Our aggregate representation and warranty mortgage reserve, which we report as a component of other liabilities on our consolidated balance sheets, totaled $630 million and $610 million as of December 31, 2016 and 2015, respectively. The adequacy of the reserve and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).
As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2016 is approximately $1.5 billion, a decline from our estimate of $1.6 billion as of December 31, 2015. Notwithstanding our ongoing

65	Capital One Financial Corporation (COF)

attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our consolidated results of operations or cash flows for any particular reporting period. See “Note 19—Commitments, Contingencies, Guarantees and Others” for additional information.
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
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use a weighted-average cost per point redeemed during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, cost per point redeemed, changes to the terms and conditions of the rewards program and other factors. Changes in the ultimate redemption rate and weighted-average cost per point have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by card members as of the end of the reporting period. We recognized customer rewards expense of $3.2 billion, $2.7 billion and $2.0 billion in 2016, 2015 and 2014, respectively. Our customer rewards liability, which is included in other liabilities on our consolidated balance sheets, totaled $3.6 billion and $3.2 billion as of December 31, 2016 and 2015, respectively.

ACCOUNTING CHANGES AND DEVELOPMENTS
See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2016, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards.

66	Capital One Financial Corporation (COF)

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
Capital Standards and Prompt Corrective Action
We are subject to capital adequacy standards adopted by the Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”), including the capital rules that implemented the Basel III capital framework (“Basel III Capital Rule”) developed by the Basel Committee on Banking Supervision (“Basel Committee”). Moreover, the Banks, as insured depository institutions, are subject to PCA capital regulations.
In July 2013, the Federal Banking Agencies adopted the Basel III Capital Rule, which, in addition to implementing the Basel III capital framework, also implemented certain Dodd-Frank Act and other capital provisions, and updated the PCA capital framework to reflect the new regulatory capital minimums. The Basel III Capital Rule amended both the Basel I and Basel II Advanced Approaches frameworks, established a new common equity Tier 1 capital requirement and set higher minimum capital ratio requirements. We refer to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
At the end of 2012, we met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, we have undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. We entered parallel run under Advanced Approaches on January 1, 2015, during which we are required to calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continue to use the Standardized Approach for purposes of meeting regulatory capital requirements.
The Basel Committee has proposed, but has not finalized, changes to the Basel III capital framework. There is uncertainty around any final changes that the Basel Committee might adopt, which of those changes thereafter may be adopted in the United States, and how those changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches.
For additional information about the capital adequacy guidelines we are subject to, see “Part 1—Item 1. Business—Supervision and Regulation.”
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. See “MD&A—Market Risk Profile” below for additional information. We began reporting risk-based capital ratios including market risk-weighted assets for the Company and CONA pursuant to the Market Risk Rule for positions covered by such rule in the third quarter of 2016. This change did not have a material impact on the risk-based capital ratios of these two entities. As of December 31, 2016, COBNA is not subject to the Market Risk Rule.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio (where applicable) as of December 31, 2016 and 2015.

67	Capital One Financial Corporation (COF)

Table 13: Capital Ratios under Basel III(1)

	December 31, 2016			December 31, 2015
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	10.1%	4.5%	N/A	11.1%	4.5%	N/A
Tier 1 capital(3)	11.6	6.0	6.0%	12.4	6.0	6.0%
Total capital(4)	14.3	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(5)	9.9	4.0	N/A	10.6	4.0	N/A
Supplementary leverage(6)	8.6	N/A	N/A	9.2	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(2)	12.0%	4.5%	6.5%	12.2%	4.5%	6.5%
Tier 1 capital(3)	12.0	6.0	8.0	12.2	6.0	8.0
Total capital(4)	14.8	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(5)	10.8	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(6)	8.9	N/A	N/A	9.0	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(2)	10.6%	4.5%	6.5%	11.8%	4.5%	6.5%
Tier 1 capital(3)	10.6	6.0	8.0	11.8	6.0	8.0
Total capital(4)	11.8	8.0	10.0	12.9	8.0	10.0
Tier 1 leverage(5)	7.7	4.0	5.0	8.8	4.0	5.0
Supplementary leverage(6)	6.9	N/A	N/A	7.9	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, such as the inclusion of the unrealized gains and losses on securities available for sale included in AOCI and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018.

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(6)	Supplementary leverage ratio (“SLR”) is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
In addition to the above statutory capital ratios, we also disclose a non-GAAP TCE ratio in “Part II—Item 6. Summary of Selected Financial Data.” This capital measure is not necessarily comparable to similarly-titled capital measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both December 31, 2016 and 2015.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer of common equity Tier 1 capital of 2.5% above the regulatory minimum ratio and an incremental countercyclical capital buffer of up to 2.5% of common equity Tier 1 capital to be set at the discretion of the Federal Banking Agencies (currently zero percent as of December 31, 2016). Both the capital conservation buffer and the countercyclical capital buffer are being phased in over a transition period of four years that commenced on January 1, 2016. The combined capital conservation buffer and countercyclical capital buffer is 0.625% in 2016 making the minimum capital requirement plus regulatory buffers for common equity Tier 1 capital, Tier 1 capital and total capital ratios, 5.125%, 6.625% and 8.625%, respectively, for the Company and the Banks during 2016.
A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio and the combined capital conservation buffer and the countercyclical buffer might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of December 31, 2016, the Company and each of the Banks are all above the applicable combined thresholds.

68	Capital One Financial Corporation (COF)

Additionally, banks designated as global systemically important banks (“G-SIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Basel III Capital Rule. We are currently not designated as a G-SIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of December 31, 2016, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks such as ourselves that have not yet exited parallel run. Our estimated common equity Tier 1 capital, risk-weighted assets and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures that we believe provide useful information in evaluating compliance with regulatory capital requirements that are not effective yet. They are calculated based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.
Table 14: Regulatory Capital Reconciliations between Basel III Transition to Fully Phased-in(1)

(Dollars in millions)	December 31, 2016
Common equity Tier 1 capital under Basel III Standardized Approach	$28,803
Adjustments related to AOCI(2)	(275)
Adjustments related to intangibles(2)	(256)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$28,272
Risk-weighted assets under Basel III Standardized Approach(3)	$285,756
Adjustments for fully phased-in Basel III Standardized Approach(4)	305
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$286,061
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(5)	9.9%
__________

(1)	Estimated common equity Tier 1 capital, risk-weighted assets, and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures.

(2)	Assumes adjustments are fully phased-in.

(3)	Includes credit and market risk-weighted assets.

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

Under the Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. Once we exit parallel run, based on clarification of the Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel III Standardized Approach ratios. However, there is uncertainty whether this will remain the case in light of potential changes to the United States capital rules.
Capital Planning and Regulatory Stress Testing
On April 5, 2016, we submitted our capital plan to the Federal Reserve as part of the 2016 CCAR cycle. On June 29, 2016, the Federal Reserve informed us that they had “no objection” to our CCAR 2016 Capital Plan submission. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $2.5 billion of shares of our common stock from the third quarter of 2016 through the end of the second quarter of 2017, in addition to share repurchases related to employee compensation. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation.”

69	Capital One Financial Corporation (COF)

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
On November 29, 2016, the Company issued and sold 20,000,000 Depositary Shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H, $0.01 par value, with a liquidation preference of $25 per Depositary Share (“Series H Preferred Stock”). The net proceeds of the offering of Series H Preferred Stock were approximately $483 million, after deducting underwriting commissions and offering expenses. Dividends on the Series H Preferred Stock are payable quarterly in arrears at a rate of 6.00% per annum.
Dividend Policy and Stock Purchases
On February 2, 2017, our Board of Directors declared a quarterly common stock dividend of $0.40 per share, payable on February 24, 2017 to stockholders of record at the close of the business on February 13, 2017. Our Board of Directors also approved quarterly dividends on our 6.00% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), our 6.25% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), our 6.70% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), our 6.20% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”), our Series G Preferred Stock and Series H Preferred Stock, payable on March 1, 2017 to stockholders of record at the close of business on February 15, 2017. Based on those declarations, we will pay approximately $195 million in common equity dividends and approximately $53 million in total preferred dividends in the first quarter of 2017. Under the terms of our outstanding preferred stock, our ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.40 per share in each quarter of 2016. The following table summarizes the dividend paid per share on our various series preferred stock in each quarter of 2016.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2016
					Q4	Q3	Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	27.75	—	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	17.62	—	—	—
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	—	—	—	—
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

70	Capital One Financial Corporation (COF)

to transfer funds to our BHC. As of December 31, 2016, funds available for dividend payments from COBNA and CONA were $3.9 billion and $1.0 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2016 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $2.5 billion of shares of common stock beginning in the third quarter of 2016 through the end of the second quarter of 2017. Through the end of 2016, we repurchased approximately $2.1 billion of shares of common stock as part of the 2016 Stock Repurchase Program.
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
Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:
Establish Governance Processes, Accountabilities and Risk Appetites
The starting point of our risk framework is the establishment of governance processes, accountabilities and risk appetites. Our Board of Directors and senior management establish the tone at the top regarding the importance of internal control, including standards of conduct and the integrity and ethical values of the Company. Management reinforces expectations at the various levels of the organization. This portion of the framework sets the foundation for the methods for governing risk taking, the interactions within and among the lines of defense, and the risk appetites and tolerance limits for risk taking.
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
Develop and Operate Controls, Monitoring and Mitigation Plans
We develop, operate and monitor controls to manage risk within tolerance levels. The first line develops controls to oversee and manage identified risks. Controls may prevent risks from occurring or measure the amount of risk being taken so that the amount may be proactively managed. Whenever possible, plans are implemented to mitigate risks or reduce them to lower levels. The first line leads mitigation, control and monitoring actions. The second line is a consultant on control design when needed.

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
Escalate Key Risks and Gaps to Executive Management and when appropriate, the Board of Directors
Escalation is an important component of our risk framework. Use of escalation is encouraged and does not necessarily indicate a failure on the part of first, second, or third line risk management. Through escalation in the first line, decisions requiring judgment can be raised to executives who have the broadest possible context and experience to make challenging decisions. Escalation in the second and third lines of defense can also demonstrate part of their core responsibilities of effective challenge. If appropriate, risks are escalated to the Board of Directors to ensure alignment with the most material risk decisions and/or transparency to the largest risks facing the organization.
Calculate and Allocate Capital in Alignment with Risk Management and Measurement Processes (including Stress Testing)
Capital ultimately is held to protect the company from unforeseen risks or unexpected risk severity. As such, it is important that capital planning processes be well linked with risk management practices to ensure the appropriate capital protections are in place for the safety and soundness of the company. Stress testing and economic capital measurement, both of which incorporate inputs from across the risk spectrum, are key tools for evaluating our capital position and risk adjusted returns.
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
Enabled by the Right Data, Infrastructure and Programs
Data, infrastructure and programs are key enablers of our risk management processes and practices. These core requirements enable effective risk modeling, efficient first, second and third line risk activity performance, and cross-line interaction. In addition, effective program design of each risk category is regularly assessed to ensure risk practices continue to evolve with leading industry practices, and continue to interact across categories as desired for a strong overall risk management program.
Risk Appetite
Risk appetite defines the parameters for taking and accepting risks and are used by management and our Board of Directors to make business decisions. Risk appetite refers to the level of risk our business is willing to take in pursuit of our corporate business objectives. The Board of Directors approves our risk appetite including risk appetite statements and associated metrics, Board Notification Thresholds, and Board Limits for each of our eight risk categories. We communicate risk appetite statements, limits and thresholds to the appropriate levels in the organization and monitor adherence. While first line executives manage risk on a day-to-day basis, the Chief Risk Officer provides effective challenge and independent oversight to ensure that risks are within the appetite and specific limits established by the Board of Directors. The Chief Risk Officer reports to the Board of Directors regularly on the nature and level of risk across all eight risk categories. In addition to his broader management responsibilities, our Chief Executive Officer is responsible for developing the strategy and mission of our organization, determining and leading our culture, and reviewing and providing input into our risk appetite.
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

72	Capital One Financial Corporation (COF)

•
Credit Risk: Credit risk is the risk to current or projected financial condition and resilience arising from an obligor’s failure to meet the terms of any contract with the Company or otherwise perform as agreed;

•
Legal Risk: Legal risk is the risk of material adverse impact due to: new and changed laws and regulations; interpretations of law; drafting, interpretation and enforceability of contracts; adverse decisions/consequences arising from litigation or regulatory action; the establishment, management and governance of our legal entity structure; and the failure to seek/follow appropriate Legal counsel when needed;

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

73	Capital One Financial Corporation (COF)

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
Our credit policies establish standards in five areas: customer selection, underwriting, monitoring, remediation and portfolio management. The standards in each area provide a framework comprising specific objectives and control processes. These standards are supported by detailed policies and procedures for each component of the credit process. Starting with customer selection, our goal is to generally provide credit on terms that generate above hurdle returns. We use a number of quantitative and qualitative factors to manage credit risk, including setting credit risk limits and guidelines for each of our lines of business. We monitor performance relative to these guidelines and report results and any required mitigating actions to appropriate senior management committees and our Board of Directors.
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
Liquidity Risk Management
The Head of Finance and Corporate Development and the Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, are responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation through idiosyncratic, systematic, and combined liquidity stress scenarios. We continuously monitor market and economic conditions to evaluate emerging stress conditions and appropriate action plans in accordance with our Contingency Funding Plan. Management reports liquidity metrics to appropriate senior management committees and our Board of Directors no less than quarterly.
We seek to mitigate liquidity risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and significantly reduced our loan to deposit ratio. From a tactical perspective, we have accumulated a sizable liquidity reserve comprised of cash, high-quality, unencumbered securities and committed collateralized credit lines. We also continue to maintain access to secured and unsecured markets through ongoing issuance. This combination of stable and diversified funding sources and our stockpile of liquidity reserves enables us to maintain confidence in our liquidity position.
Market Risk Management
The Head of Finance and Corporate Development and the Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, are responsible for the establishment of market risk management policies and standards for the governance and monitoring of market risk at a corporate level. Market risk is inherent from the financial instruments associated with our business operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. We manage market risk exposure, which is principally driven by balance sheet interest rate risk, centrally and establish quantitative risk limits to monitor and control our exposure.
We recognize that interest rate and foreign exchange risk is inherent in the banking business due to the nature of the assets and liabilities of banks. Banks typically manage the trade-off between near-term earnings volatility and market value volatility by targeting moderate levels of each. In addition to using industry accepted techniques to analyze and measure interest rate and foreign exchange risk, we perform sensitivity analysis to identify our risk exposures under a broad range of scenarios. Investment securities and derivatives are the main levers for the management of interest rate and foreign exchange risk.
The market risk positions for the Company and each of the Banks are calculated separately and in aggregate, and analyzed against pre-established limits. Results are reported to the Asset Liability Committee monthly and to the Risk Committee of the Board of Directors no less than quarterly. Management is authorized to utilize financial instruments as outlined in our policy to actively manage market risk exposure.

74	Capital One Financial Corporation (COF)

Operational Risk Management
We recognize the criticality of managing operational risk on both a strategic and day-to-day basis and that there are heightened expectations from our regulators and our customers. We have implemented appropriate operational risk management policies, standards, processes and controls to enable the delivery of high quality and consistent customer experiences and to achieve business objectives in a controlled manner.
The Chief Operational Risk Officer is responsible for establishing and overseeing our Operational Risk Management Program. In accordance with Basel III Advanced Approaches requirements, the program establishes practices for assessing the operational risk profile and executing key control processes for operational risks. Corporate Operational Risk Management enforces these practices and delivers reporting of operational risk results to senior business leaders, the executive committee and the Board of Directors.
Reputation Risk Management
We recognize that reputation risk is of particular concern for financial institutions in the current environment marked by increased scrutiny and widespread regulatory changes. We manage both strategic and tactical reputation issues and build our relationships with government officials, media, community and consumer advocates, and other constituencies to help strengthen the reputations of both our company and industry. Our actions include implementing pro-customer practices in our business and serving low to moderate income communities in our market area consistent with a quality bank. The General Counsel is responsible for managing our overall reputation risk program. Day-to-day activities are controlled by the frameworks set forth in our Reputation Risk Management Policy and other risk management policies.
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

75	Capital One Financial Corporation (COF)

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

•
Credit cards: We originate both prime and subprime credit cards through a variety of channels. Our credit cards generally have variable interest rates. Credit card accounts are primarily underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as FICO, and on other factors, such as applicant income. We maintain a credit card securitization program and selectively sell charged-off credit card loans.

•
Auto: We originate both prime and subprime auto loans. Customers are acquired through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 75 months or less and can go up to 84 months. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated debt-to-income ratio, and credit bureau information, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We generally retain all of our auto loans, though we have securitized and sold auto loans in the past and may do so in the future.

•
Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. Currently, we originate residential mortgage and home equity loans through our branches, direct marketing, and dedicated home loan officers. Our home loan products include conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. In general, our underwriting policy limits for these loans include:

◦	a maximum LTV ratio of 80% for loans without mortgage insurance;

◦	a maximum LTV ratio of 95% for loans with mortgage insurance or for home equity products;

◦	a maximum debt-to-income ratio of 50%; and

◦	a maximum loan amount of $3 million.
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

76	Capital One Financial Corporation (COF)

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
Loans Held for Investment Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 16 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of December 31, 2016 and 2015. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.0 billion and $904 million as of December 31, 2016 and 2015, respectively.
Table 16: Loans Held for Investment Portfolio Composition

	December 31, 2016		December 31, 2015
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$97,120	39.6%	$87,939	38.2%
International credit card	8,432	3.4	8,186	3.6
Total credit card	105,552	43.0	96,125	41.8
Consumer Banking:
Auto	47,916	19.5	41,549	18.1
Home loan	21,584	8.8	25,227	11.0
Retail banking	3,554	1.4	3,596	1.5
Total consumer banking	73,054	29.7	70,372	30.6
Commercial Banking:
Commercial and multifamily real estate	26,609	10.9	25,518	11.1
Commercial and industrial	39,824	16.2	37,135	16.2
Total commercial lending	66,433	27.1	62,653	27.3
Small-ticket commercial real estate	483	0.2	613	0.3
Total commercial banking	66,916	27.3	63,266	27.6
Other loans	64	—	88	—
Total loans held for investment	$245,586	100.0%	$229,851	100.0%
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach, with higher concentrations in California, Texas, New York, Florida, Illinois, Pennsylvania and Ohio.
Our auto loan portfolio is originated in most regions of the United States with a concentration in Texas, California, Florida, Georgia, Louisiana, Illinois and Ohio. Our home loan portfolio is concentrated in California, New York, Maryland, Illinois, Virginia, New Jersey and Louisiana, which reflects the characteristics of the ING Direct portfolio that comprises the majority of our home loans portfolio. Retail banking includes small business loans and other consumer lending products originated through our branch network with a concentration in Louisiana, New York, Texas, New Jersey, Maryland and Virginia.
Our commercial banking loan portfolio is originated in most regions of the United States with a concentration in the tri-state area of New York, New Jersey and Connecticut, as well as in Texas, California and Louisiana. Our small ticket commercial real estate portfolio, which was originated on a national basis through a broker network, is in a run-off mode.
We provide additional information on the geographic concentration, by loan category, of our loan portfolio in “Note 4—Loans.”

77	Capital One Financial Corporation (COF)

Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 17 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2016 and 2015.
Table 17: Commercial Loans by Industry(1)

(Percentage of portfolio)	December 31, 2016	December 31, 2015
Real estate	40%	39%
Healthcare	14	15
Finance and insurance	13	12
Business services	5	4
Oil and gas(2)	4	5
Public administration	4	4
Educational services	4	4
Retail trade	4	3
Construction and land	3	4
Transportation(3)	2	3
Other	7	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $2.9 billion and $3.4 billion to oil and gas companies as of December 31, 2016 and 2015, respectively. For information on our total unfunded lending commitments to extend credit see “Note 19—Commitments, Contingencies, Guarantees and Others.”

(3)	Includes our taxi medallion lending portfolio among other portfolios.
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $15.1 billion as of December 31, 2016 compared to $19.5 billion as of December 31, 2015. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” for additional information on PCI Loans that are accounted for based on expected cash flows.

78	Capital One Financial Corporation (COF)

Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 67% and 73% of our total home loan portfolio as of December 31, 2016 and 2015, respectively. See “MD&A—Glossary and Acronyms” for the definition of ING Direct and CCB acquisitions. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 18 presents our total home loan portfolio and the break out of the PCI loans and remaining loans within our home loan portfolio, by lien priority.
Table 18: Home Loans—Risk Profile by Lien Priority

	December 31, 2016
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%

	December 31, 2015
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 19 provides a sensitivity analysis of PCI loans in our home loan portfolio as of December 31, 2016. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 19: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	December 31, 2016	Estimated Impact Increase (Decrease)
Expected cash flows	$17,395	$(43)
Accretable yield	2,996	77
Allowance for loan and lease losses	29	120
__________

(1)
Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

79	Capital One Financial Corporation (COF)

Loan Maturity Profile
Table 20 presents the maturities of our loans held for investment portfolio as of December 31, 2016.
Table 20: Loan Maturity Schedule

	December 31, 2016
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)	$2,428	$15,627	—	$18,055
Consumer banking	674	31,160	$23,302	55,136
Commercial banking	1,354	5,716	7,476	14,546
Other	—	—	17	17
Total fixed-rate loans	4,456	52,503	30,795	87,754
Variable rate:
Credit card(1)	87,496	1	—	87,497
Consumer banking(2)	11,823	5,400	695	17,918
Commercial banking	50,562	1,176	632	52,370
Other	44	—	3	47
Total variable-rate loans	149,925	6,577	1,330	157,832
Total loans	$154,381	$59,080	$32,125	$245,586
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
Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. Trends in delinquency rates are a primary indicator of credit risk within our consumer loan portfolios, as changes in delinquency rates provide an early warning of changes in credit losses. The primary indicator of credit risk in our commercial loan portfolios is our internal risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the exposure of the portfolio to regional economic conditions.
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

80	Capital One Financial Corporation (COF)

The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of December 31, 2016, and 2015.
Table 21: Credit Score Distribution

(Percentage of portfolio)	December 31, 2016	December 31, 2015
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	64%	66%
660 or below	36	34
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	52%	51%
621 - 660	17	17
620 or below	31	32
Total	100%	100%
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
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

81	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of December 31, 2016 and 2015.
Table 22: 30+ Day Delinquencies

	December 31, 2016				December 31, 2015
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,839	3.95%	$3,839	3.95%	$2,985	3.39%	$2,985	3.39%
International credit card	283	3.36	317	3.76	244	2.98	283	3.46
Total credit card	4,122	3.91	4,156	3.94	3,229	3.36	3,268	3.40
Consumer Banking:
Auto	2,931	6.12	3,154	6.58	2,781	6.69	3,000	7.22
Home loan(2)	43	0.20	205	0.95	40	0.16	235	0.93
Retail banking	25	0.70	49	1.39	28	0.76	49	1.36
Total consumer banking(2)	2,999	4.10	3,408	4.67	2,849	4.05	3,284	4.67
Commercial Banking:
Commercial and multifamily real estate	20	0.07	45	0.17	34	0.13	38	0.15
Commercial and industrial	36	0.09	408	1.02	66	0.18	288	0.78
Total commercial lending	56	0.08	453	0.68	100	0.16	326	0.52
Small-ticket commercial real estate	6	1.31	10	2.14	2	0.37	6	1.04
Total commercial banking	62	0.09	463	0.69	102	0.16	332	0.52
Other loans	2	3.66	8	12.90	3	3.61	11	11.98
Total	$7,185	2.93	$8,035	3.27	$6,183	2.69	$6,895	3.00
__________

(1)
The 30+ day performing and 30+ day delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.59% and 5.12%, respectively, as of December 31, 2016, and 0.60% and 5.50%, respectively, as of December 31, 2015. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 2.86% and 5.82%, respectively, as of December 31, 2016, and 3.50% and 6.34%, respectively, as of December 31, 2015.

82	Capital One Financial Corporation (COF)

Table 23 presents an aging and geography of 30+ day delinquent loans as of December 31, 2016 and 2015.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Delinquency status:
30 – 59 days	$3,466	1.41%	$3,069	1.33%
60 – 89 days	1,920	0.78	1,668	0.73
> 90 days	2,649	1.08	2,158	0.94
Total	$8,035	3.27%	$6,895	3.00%
Geographic region:
Domestic	$7,718	3.14%	$6,612	2.88%
International	317	0.13	283	0.12
Total	$8,035	3.27%	$6,895	3.00%
Total loans held for investment	$245,586	100.00%	$229,851	100.00%
__________

(1)
Delinquency rates are calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total period-end loans held for investment, including PCI loans.

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of December 31, 2016 and 2015. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,936	1.83%	$1,500	1.56%
Consumer banking	—	—	—	—
Commercial banking	—	—	5	0.01
Total	$1,936	0.79	$1,505	0.65
Geographic region:
Domestic	$1,840	0.78	$1,426	0.64
International	96	1.14	79	0.96
Total	$1,936	0.79	$1,505	0.65
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
Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2016 and 2015. Nonperforming loan rates are calculated based on nonperforming loans for each category divided

83	Capital One Financial Corporation (COF)

by period-end total loans held for investment for each respective category. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$42	0.50%	$53	0.65%
Total credit card	42	0.04	53	0.06
Consumer Banking:
Auto	223	0.47	219	0.53
Home loan(2)	273	1.26	311	1.23
Retail banking	31	0.86	28	0.77
Total consumer banking(2)	527	0.72	558	0.79
Commercial Banking:
Commercial and multifamily real estate	30	0.11	7	0.03
Commercial and industrial	988	2.48	538	1.45
Total commercial lending	1,018	1.53	545	0.87
Small-ticket commercial real estate	4	0.85	5	0.83
Total commercial banking	1,022	1.53	550	0.87
Other loans	8	13.10	9	9.42
Total nonperforming loans held for investment(3)	$1,599	0.65	$1,170	0.51
Other nonperforming assets:(4)
Foreclosed property	$75	0.03	$126	0.05
Other assets(5)	205	0.08	198	0.09
Total other nonperforming assets	280	0.11	324	0.14
Total nonperforming assets	$1,879	0.76	$1,494	0.65
__________

(1)
We recognized interest income for loans classified as nonperforming of $45 million and $44 million in 2016 and 2015, respectively. Interest income foregone related to nonperforming loans was $59 million and $53 million in 2016 and 2015, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.81% and 0.90%, respectively, as of December 31, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.08% and 0.83% as of December 31, 2016 and 2015, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.
(5) Includes the net realizable value of auto loans that have been charged off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in 2016, 2015 and 2014.
Table 26: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2016		2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,681	4.16%	$2,718	3.45%	$2,445	3.43%
International credit card	272	3.33	200	2.50	283	3.69
Total credit card	3,953	4.09	2,918	3.36	2,728	3.46
Consumer Banking:
Auto	752	1.69	674	1.69	619	1.78
Home loan(2)	14	0.06	9	0.03	17	0.05
Retail banking	54	1.53	48	1.33	39	1.07
Total consumer banking(2)	820	1.15	731	1.03	675	0.95
Commercial Banking:
Commercial and multifamily real estate	(3)	(0.01)	(15)	(0.06)	(5)	(0.02)
Commercial and industrial	293	0.75	60	0.21	10	0.04
Total commercial lending	290	0.45	45	0.09	5	0.01
Small-ticket commercial real estate	2	0.30	2	0.36	5	0.52
Total commercial banking	292	0.45	47	0.09	10	0.02
Other loans	(3)	(3.89)	(1)	(1.66)	1	0.36
Total net charge-offs	$5,062	2.17	$3,695	1.75	$3,414	1.72
Average loans held for investment	$233,272		$210,745		$197,925
__________

(1)	Net charge-off (recovery) rates are calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.20% and 1.49%, respectively, for the years ended December 31, 2016, compared to 0.13% and 1.45%, respectively, for the year ended December 31, 2015; and 0.24% and 1.49%, respectively, for the year ended December 31, 2014.

For information regarding management’s expectations of net charge-offs, see the Business Outlook provided for each segment in “MD&A—Business Segment Financial Performance.”

85	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in Troubled Debt Restructurings (TDRs) as of December 31, 2016 and 2015, which excludes loan modifications that do not meet the definition of a TDR and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$715	29.0%	$666	36.7%
Consumer banking:
Auto	523	21.2	488	26.8
Home loan	241	9.8	229	12.6
Retail banking	43	1.7	42	2.3
Total consumer banking	807	32.7	759	41.7
Commercial banking	944	38.3	392	21.6
Total	$2,466	100.0%	$1,817	100.0%
Status of TDRs:
Performing	$1,631	66.1%	$1,367	75.2%
Nonperforming	835	33.9	450	24.8
Total	$2,466	100.0%	$1,817	100.0%
In the Credit Card business, the majority of our credit card loans modified in TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The effective interest rate in effect immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. In some cases, the interest rate on a credit card account automatically increases due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, likely resulting in any loan outstanding reflected in the appropriate delinquency category, and charged off in accordance with our standard charge-off policy.
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

Impaired loans, including TDRs, totaled $3.2 billion and $2.5 billion as of December 31, 2016 and 2015, respectively. Modified TDR loans accounted for $2.5 billion and $1.8 billion of impaired loans as of December 31, 2016 and 2015, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent to our held for investment portfolio as of each balance sheet date. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses under “Note 1—Summary of Significant Accounting Policies.”
Our allowance for loan and lease losses increased by $1.4 billion to $6.5 billion as of December 31, 2016 from December 31, 2015, and the allowance coverage ratio increased by 42 basis points to 2.65% as of December 31, 2016 from December 31, 2015. The increases were primarily driven by:

•	continued growth and seasoning in our credit card loan portfolio;

•
continued growth in our auto loan portfolio, increasing loss expectations on recent originations and a build reflecting a change in accounting estimate of the timing of charge-offs of bankrupt accounts; and

•	continued adverse industry conditions impacting our taxi medallion and oil and gas lending portfolios in our Commercial Banking business.
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for 2016 and 2015, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries recognized in our consolidated statements of income.

87	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$2,878	$326	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	3,204	213	3,417	739	16	64	819	256	(2)	4,490
Charge-offs	(3,641)	(387)	(4,028)	(998)	(20)	(64)	(1,082)	(76)	(7)	(5,193)
Recoveries	923	187	1,110	324	11	16	351	29	8	1,498
Net charge-offs	(2,718)	(200)	(2,918)	(674)	(9)	(48)	(731)	(47)	1	(3,695)
Other changes(2)	(9)	(40)	(49)	—	1	—	1	—	—	(48)
Balance as of December 31, 2015	3,355	299	3,654	726	70	72	868	604	4	5,130
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	—	—	—	—	—	7	7	106	—	113
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	46	—	46
Other changes(2)	—	—	—	—	—	—	—	9	—	9
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Combined allowance and reserve as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$79	$875	$765	$4	$5,298
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	4,555	371	4,926	983	9	63	1,055	515	(5)	6,491
Charge-offs	(4,586)	(433)	(5,019)	(1,135)	(22)	(69)	(1,226)	(307)	(3)	(6,555)
Recoveries	905	161	1,066	383	8	15	406	15	6	1,493
Net charge-offs	(3,681)	(272)	(3,953)	(752)	(14)	(54)	(820)	(292)	3	(5,062)
Other changes(2)	—	(21)	(21)	—	—	(1)	(1)	(34)	—	(56)
Balance as of December 31, 2016	4,229	377	4,606	957	65	80	1,102	793	2	6,503
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(32)	—	(32)
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Combined allowance and reserve as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$87	$1,109	$922	$2	$6,639
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

88	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of December 31, 2016 and 2015.

Table 29: Allowance Coverage Ratios

	December 31,
	2016	2015
Total allowance coverage ratio(1)	2.65%	2.23%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	110.83	111.81
Consumer banking (30+ day delinquent loans)	32.32	26.42
Commercial banking (nonperforming loans)	77.58	109.76
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.

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
Table 30 below presents the composition of our liquidity reserves as of December 31, 2016 and 2015.
Table 30: Liquidity Reserves

(Dollars in millions)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$9,976	$8,023
Investment securities available for sale, at fair value	40,737	39,061
Investment securities held to maturity, at fair value	26,196	25,317
Total investment securities portfolio(1)(2)	66,933	64,378
FHLB borrowing capacity secured by loans	24,078	30,661
Outstanding FHLB advances and letters of credit secured by loans	(17,646)	(20,514)
Investment securities encumbered for Public Funds and others	(9,265)	(10,602)
Total liquidity reserves	$74,076	$71,946
__________

(1)	The weighted-average life of our securities was approximately 6.0 years and 5.8 years as of December 31, 2016 and 2015, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.9 billion and $1.7 billion as of December 31, 2016 and 2015, respectively. We also pledged securities held to maturity with a carrying value of $8.1 billion and $8.7 billion as of December 31, 2016 and 2015, respectively.

Our liquidity reserves increased by $2.1 billion to $74.1 billion as of December 31, 2016 from December 31, 2015 primarily due to an increase in our investment securities portfolio. See “MD&A—Risk Management” for additional information on our management of liquidity risk.
We are subject to the Final LCR Rule issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and required us to calculate the LCR as of the last business day of each month from January 2015 until June 2016, and requires us to calculate the LCR on a daily basis as of July 1, 2016. The minimum LCR standard is phased-in at 80% by January 1, 2015, 90% by January 1, 2016 and 100% by January 1, 2017 and thereafter. At December 31, 2016, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on

89	Capital One Financial Corporation (COF)

changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Borrowing Capacity
We filed a shelf registration statement with the SEC on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We also filed a new shelf registration statement with the SEC on January 12, 2016, which expires in January 2019 and allows us to periodically offer and sell up to $23 billion of securitized debt obligations from our credit card loan securitization trust.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $24.9 billion as of December 31, 2016, of which $7.3 billion was still available to us to borrow as of December 31, 2016. We pledged loan collateral with an outstanding balance of $29.3 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $760 million and $884 million as of December 31, 2016 and 2015, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $7.9 billion as of December 31, 2016. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2016 or 2015.
Funding
The Company’s primary source of funding comes from deposits, which provide us with a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the issuance of senior and subordinated notes, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of securitized debt obligations, the issuance of brokered deposits, federal funds purchased and other borrowings. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.
Deposits
Table 31 provides the composition of deposits as of December 31, 2016, 2015 and 2014, as well as a comparison of average balances, interest expense and average deposit rates for the years ended December 31, 2016, 2015 and 2014.
Table 31: Deposit Composition and Average Deposit Rates

	December 31,
(Dollars in millions)	2016	2015	2014
Non-interest-bearing deposits	$25,502	$25,847	$25,081
Interest-bearing checking accounts(1)	45,820	44,720	41,022
Saving deposits(2)	145,142	134,075	130,156
Time deposits less than $100,000	16,949	10,347	6,051
Total core deposits	233,413	214,989	202,310
Time deposits of $100,000 or more	2,875	1,889	2,261
Foreign deposits	480	843	977
Total deposits	$236,768	$217,721	$205,548

90	Capital One Financial Corporation (COF)

	Year Ended December 31,
	2016			2015			2014
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate	Average Balance	Interest Expense	Average Deposit Rate
Interest-bearing checking accounts(1)	$45,339	$218	0.48%	$42,785	$208	0.49%	$41,702	$204	0.49%
Saving deposits(2)	137,753	814	0.59	132,658	769	0.58	129,868	752	0.58
Time deposits less than $100,000	12,062	144	1.19	7,213	74	1.03	5,856	75	1.29
Total interest-bearing core deposits	195,154	1,176	0.60	182,656	1,051	0.58	177,426	1,031	0.58
Time deposits of $100,000 or more	2,511	35	1.39	2,043	36	1.76	2,560	53	2.07
Foreign deposits	639	2	0.35	978	4	0.34	1,050	4	0.34
Total interest-bearing deposits	$198,304	$1,213	0.61	$185,677	$1,091	0.59	$181,036	$1,088	0.60
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $22.5 billion and $12.0 billion as of December 31, 2016 and 2015, respectively.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of both December 31, 2016 and 2015. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Table 32 presents the contractual maturities of large-denomination domestic time deposits of $100,000 or more as of December 31, 2016 and 2015. Our funding and liquidity management activities factor into the expected maturities of these deposits.
Table 32: Maturities of Large-Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2016		2015
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$656	22.8%	$271	14.3%
> 3 months to 6 months	282	9.8	213	11.3
> 6 months to 12 months	559	19.5	315	16.7
> 12 months	1,378	47.9	1,090	57.7
Total	$2,875	100.0%	$1,889	100.0%
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, increased by $11 million to $992 million as of December 31, 2016 from December 31, 2015.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $1.3 billion to $59.5 billion as of December 31, 2016 from December 31, 2015, as issuances outpaced maturities.

91	Capital One Financial Corporation (COF)

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
Table 33 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2016 and 2015.
Table 33: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2016			December 31, 2015
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of February 21, 2017, Moody’s, S&P and Fitch have us on a stable outlook.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 34 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of December 31, 2016. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 34 excludes certain obligations where the obligation is short-term or subject to valuation based on market factors, such as trade payables and trading liabilities. The table also excludes the representation and warranty reserve of $630 million as of December 31, 2016 and obligations for pension and post-retirement benefit plans, which are discussed in more detail in “Note 15—Employee Benefit Plans.”
Table 34: Contractual Obligations

	December 31, 2016
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)(2)	$6,543	$7,835	$5,196	$250	$19,824
Securitized debt obligations(2)	7,233	8,003	3,260	330	18,826
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	—	—	—	992
Senior and subordinated notes	2,814	10,385	3,474	6,758	23,431
Other borrowings(3)	19	1,262	6,652	9,278	17,211
Total other debt(2)	3,825	11,647	10,126	16,036	41,634
Operating leases	317	598	498	1,173	2,586
Purchase obligations(4)	236	329	161	4	730
Total	$18,154	$28,412	$19,241	$17,793	$83,600
__________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

(2)
Does not include amounts related to contractual interest obligations. Total contractual interest obligations, including interest-bearing time deposits, securitized debt obligations and total other debt, were approximately $4.3 billion as of December 31, 2016. Interest obligations on floating-rate instruments were calculated using the contractual interest rate in effect as of December 31, 2016. These amounts include the impact of hedge accounting.

(3)	Other borrowings include FHLB advances and capital lease obligations.

92	Capital One Financial Corporation (COF)

(4)
Represents substantial agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. The purchase obligations are included through the termination date of the agreements even if the contract is renewable. These include capital expenditures, contractual commitments to purchase equipment and services, software acquisition/license commitments, contractual minimum media commitments and any contractually required cash payments for acquisitions, and exclude funding commitments entered into in the ordinary course of business. See “Note 19—Commitments, Contingencies, Guarantees and Others” for further details.

MARKET RISK PROFILE
Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we provide additional information about our primary sources of market risk, our market risk management strategies and the measures we use to evaluate our market risk exposure.
Primary Market Risk Exposures
Our primary source of market risk is interest rate risk. We also have exposure to foreign exchange risk and customer-related trading risk, both of which we believe are minimal after considering the impact of our associated risk management activities discussed below.
Interest Rate Risk
Interest rate risk, which represents exposure to instruments whose yield or price varies with the volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or re-pricing of assets and liabilities.
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure to foreign exchange risk is related to the operations of our international businesses in the U.K. and Canada. The largest foreign exchange exposure arising from these operations is the funding they are provided in the Great British pound (“GBP”) and the Canadian dollar (“CAD”), respectively. We also have foreign exchange exposure through our net equity investments in these operations and through the dollar-denominated value of future earnings and cash flows they generate.
Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations result in translation risk in AOCI and our capital ratios. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency-denominated intercompany borrowings. We use foreign currency derivative contracts as net investment hedges to manage our AOCI exposure. As of December 31, 2016, we apply hedge accounting to both our intercompany funding hedges and our net investment hedges, with the primary net investments subject to hedging those denominated in GBP.
The intercompany borrowings to our international businesses were 786 million GBP and 893 million GBP as of December 31, 2016 and 2015, respectively, and 6.2 billion CAD and 5.9 billion CAD as of December 31, 2016 and 2015, respectively. We hedge all the cash flows associated with these borrowings with forward foreign currency derivative contracts.
In regard to our non-dollar-denominated equity, we measure our total exposure by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.5 billion GBP and 1.4 billion GBP as of December 31, 2016 and 2015, respectively, and 863 million CAD and 686 million CAD as of December 31, 2016 and 2015, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Customer-Related Trading Risk
We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business and offset the majority of these exposures through derivative transactions with other counterparties. These exposures are measured and monitored on a daily basis. As a result of offsetting our customer exposures with other counterparties, we believe our net exposure to customer-related trading risk is minimal.

93	Capital One Financial Corporation (COF)

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
For further information on our customer-related trading exposures, see “Note 10—Derivative Instruments and Hedging Activities.”
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Our current market risk management policies include the use of derivatives, which are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $142.9 billion as of December 31, 2016 from $105.9 billion as of December 31, 2015 primarily driven by an increase in our hedging activities.
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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds target range is currently 0.50% to 0.75%, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month base-line interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, we are asset sensitive in the +50 and +100 basis points scenarios and liability sensitive in the +200 basis points scenario. The switch to liability sensitivity in the +200 basis points scenario compared with the +100 basis points scenario is mainly driven by the assumption that deposit repricing increases with higher interest rates.
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

94	Capital One Financial Corporation (COF)

or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above.
Calculating our economic value of equity and its sensitivity to interest rates requires projecting cash flows for assets, liabilities and derivative instruments and discounting those cash flows at the appropriate discount rates. Key assumptions in our economic value of equity calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity generally decreases as interest rates increase indicating that the economic value of our assets and derivative positions is more sensitive to interest rate changes than our liabilities.
Table 35 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity calculated under our revised methodology described above as of December 31, 2016 and 2015, as well as under our previous methodology as of December 31, 2015. Our base-line net interest income sensitivity decreased as compared to December 31, 2015 as a result of higher market interest rates as well as the enhancements to our deposit re-pricing assumptions noted above. Our economic value of equity sensitivity increased as compared to December 31, 2015 primarily due to higher market interest rates, updates to long-term cash flow estimates and discount spreads for certain credit card balances and the treatment of intangible assets in this calculation.
Table 35: Interest Rate Sensitivity Analysis

	Revised Methodology		Previous Methodology
	December 31, 2016	December 31, 2015	December 31, 2015
Estimated impact on projected base-line net interest income:
+200 basis points	(0.1)%	0.3%	2.6%
+100 basis points	0.5	0.8	1.6
+50 basis points	0.4	0.6	0.9
–50 basis points	(1.0)	(1.4)	(1.6)
Estimated impact on economic value of equity:
+200 basis points	(9.6)	(4.8)	(5.2)
+100 basis points	(3.8)	(1.3)	(1.5)
+50 basis points	(1.5)	(0.3)	(0.4)
–50 basis points	0.5	(0.6)	(0.6)
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

95	Capital One Financial Corporation (COF)

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

96	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Loans Held for Investment Portfolio Composition

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Credit Card:
Domestic credit card	$97,120	$87,939	$77,704	$73,255	$83,141
International credit card	8,432	8,186	8,172	8,050	8,614
Total credit card	105,552	96,125	85,876	81,305	91,755
Consumer Banking:
Auto	47,916	41,549	37,824	31,857	27,123
Home loan	21,584	25,227	30,035	35,282	44,100
Retail banking	3,554	3,596	3,580	3,623	3,904
Total consumer banking	73,054	70,372	71,439	70,762	75,127
Commercial Banking:
Commercial and multifamily real estate	26,609	25,518	23,137	20,750	17,732
Commercial and industrial	39,824	37,135	26,972	23,309	19,892
Total commercial lending	66,433	62,653	50,109	44,059	37,624
Small-ticket commercial real estate	483	613	781	952	1,196
Total commercial banking	66,916	63,266	50,890	45,011	38,820
Other loans	64	88	111	121	187
Total loans	$245,586	$229,851	$208,316	$197,199	$205,889

97	Capital One Financial Corporation (COF)

Table B—Performing Delinquencies(1)

	December 31,
	2016		2015		2014		2013		2012
(Dollars in millions)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)
Delinquent loans:
30 – 59 days	$3,416	1.39%	$3,042	1.33%	$2,803	1.34%	$2,584	1.31%	$2,629	1.28%
60 – 89 days	1,833	0.75	1,636	0.71	1,394	0.67	1,313	0.67	1,399	0.68
90 – 119 days	771	0.31	603	0.26	508	0.24	512	0.26	628	0.30
120 – 149 days	628	0.26	493	0.21	409	0.20	418	0.21	485	0.24
150 or more days	537	0.22	409	0.18	346	0.17	361	0.18	414	0.20
Total	$7,185	2.93%	$6,183	2.69%	$5,460	2.62%	$5,188	2.63%	$5,555	2.70%
By geographic area:
Domestic	$6,902	2.81%	$5,939	2.58%	$5,220	2.50%	$4,889	2.48%	$5,247	2.55%
International	283	0.12	244	0.11	240	0.12	299	0.15	308	0.15
Total	$7,185	2.93%	$6,183	2.69%	$5,460	2.62%	$5,188	2.63%	$5,555	2.70%
Total loans held for investment	$245,586	100.00%	$229,851	100.00%	$208,316	100.00%	$197,199	100.00%	$205,889	100.00%
__________

(1)
PCI loans are included in loans held for investment but are excluded from delinquent loans, as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2016, 2015, 2014, 2013 and 2012 the PCI loan portfolio’s contractual 30 to 89 day delinquencies total $94 million, $99 million, $152 million, $223 million and $369 million, respectively. For loans 90+ days past due, see “MD&A—Table C—Nonperforming Loans and Other Nonperforming Assets.”

(2)
Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $402 million, $262 million, $216 million, $190 million and $307 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Performing loan modifications and restructuring totaled $1.6 billion, $1.4 billion, $1.2 billion, $1.3 billion and $1.4 billion as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)	Delinquency rates are calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

98	Capital One Financial Corporation (COF)

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Nonperforming loans held for investment:(1)
Credit Card:
International credit card	$42	$53	$70	$88	$100
Total credit card	42	53	70	88	100
Consumer Banking:
Auto	223	219	197	194	149
Home loan	273	311	330	376	422
Retail banking	31	28	22	41	71
Total consumer banking	527	558	549	611	642
Commercial Banking:
Commercial and multifamily real estate	30	7	62	52	137
Commercial and industrial	988	538	106	93	133
Total commercial lending	1,018	545	168	145	270
Small-ticket commercial real estate	4	5	7	4	12
Total commercial banking	1,022	550	175	149	282
Other loans	8	9	15	19	30
Total nonperforming loans held for investment	$1,599	$1,170	$809	$867	$1,054
Other nonperforming assets:
Foreclosed property	$75	$126	$139	$113	$204
Other assets(2)	205	198	183	160	109
Total other nonperforming assets	$1,879	$1,494	$1,131	$1,140	$1,367
Nonperforming loans as a percentage of loans held for investment	0.65%	0.51%	0.39%	0.44%	0.51%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets	0.76	0.65	0.54	0.58	0.66
__________

(1)
The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans divided by the total outstanding unpaid principal balance of loans held for investment. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)
In 2013, we began including the net realizable value of auto loans that have been charged off as a result of bankruptcy and repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets. Prior period amounts have been adjusted to conform to current period presentation.

99	Capital One Financial Corporation (COF)

Table D—Net Charge-Offs

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Average loans held for investment	$233,272	$210,745	$197,925	$192,614	$187,915
Net charge-offs	5,062	3,695	3,414	3,934	3,555
Net charge-off rate(1)	2.17%	1.75%	1.72%	2.04%	1.89%
__________

(1)	Net charge-off rate is calculated by dividing net charge-offs by average loans held for investment for the period.

100	Capital One Financial Corporation (COF)

Table E—Summary of Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Allowance for loan and lease losses:
Balance at beginning of period	$5,130	$4,383	$4,315	$5,156	$4,250
Provision for credit losses	6,491	4,490	3,515	3,401	4,446
Charge-offs:
Credit card	(5,019)	(4,028)	(3,963)	(4,542)	(4,159)
Consumer banking	(1,226)	(1,082)	(989)	(888)	(797)
Commercial banking	(307)	(76)	(34)	(49)	(94)
Other loans	(3)	(7)	(10)	(26)	(43)
Total charge-offs	(6,555)	(5,193)	(4,996)	(5,505)	(5,093)
Recoveries:
Credit card	1,066	1,110	1,235	1,257	1,215
Consumer banking	406	351	314	272	266
Commercial banking	15	29	24	35	52
Other loans	6	8	9	7	5
Total recoveries	1,493	1,498	1,582	1,571	1,538
Net charge-offs	(5,062)	(3,695)	(3,414)	(3,934)	(3,555)
Other changes	(56)	(48)	(33)	(308)	15
Balance at end of period	$6,503	$5,130	$4,383	$4,315	$5,156
Reserve for unfunded lending commitments:
Balance at beginning of period	$168	$113	$87	$35	$66
Provision (benefit) for losses on unfunded lending commitments	(32)	46	26	52	(31)
Other changes	—	9	—	—	—
Balance at end of period	136	168	113	87	35
Combined allowance and reserve at end of period	$6,639	$5,298	$4,496	$4,402	$5,191
Allowance for loan and lease losses as a percentage of loans held for investment	2.65%	2.23%	2.10%	2.19%	2.50%
Combined allowance and reserve by geographic distribution:
Domestic	$6,262	$4,999	$4,170	$4,024	$4,738
International	377	299	326	378	453
Total	$6,639	$5,298	$4,496	$4,402	$5,191
Combined allowance and reserve by loan category:
Credit card	$4,606	$3,654	$3,204	$3,214	$3,979
Consumer banking	1,109	875	786	759	719
Commercial banking	922	765	501	418	460
Other loans	2	4	5	11	33
Total	$6,639	$5,298	$4,496	$4,402	$5,191

101	Capital One Financial Corporation (COF)

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
The table below provides the details of the calculation of our non-GAAP and regulatory capital measures. While some of our non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies.
Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Tangible Common Equity (Period End)
Stockholders’ equity	$47,514	$47,284	$45,053	$41,632	$40,425
Goodwill and intangible assets(1)	(15,420)	(15,701)	(15,383)	(15,784)	(16,224)
Noncumulative perpetual preferred stock(2)	(4,360)	(3,294)	(1,822)	(853)	(853)
Tangible common equity	$27,734	$28,289	$27,848	$24,995	$23,348
Tangible Common Equity (Average)
Stockholders' equity	$48,753	$47,713	$44,268	$41,482	$37,265
Goodwill and intangible assets(1)	(15,550)	(15,273)	(15,575)	(15,938)	(15,604)
Noncumulative perpetual preferred stock(2)	(3,591)	(2,641)	(1,213)	(853)	(331)
Tangible common equity	$29,612	$29,799	$27,480	$24,691	$21,330
Tangible Assets (Period End)
Total assets	$357,033	$334,048	$308,167	$296,064	$311,682
Goodwill and intangible assets(1)	(15,420)	(15,701)	(15,383)	(15,784)	(16,224)
Tangible assets	$341,613	$318,347	$292,784	$280,280	$295,458
Tangible Assets (Average)
Total assets	$339,974	$313,474	$297,659	$296,200	$285,142
Goodwill and intangible assets(1)	(15,550)	(15,273)	(15,575)	(15,938)	(15,604)
Tangible assets	$324,424	$298,201	$282,084	$280,262	$269,538
Non-GAAP Ratio
TCE(3)	8.1%	8.9%	9.5%	8.9%	7.9%
Capital Ratios(4)
Common equity Tier 1 capital(5)	10.1%	11.1%	12.5%	N/A	N/A
Tier 1 common(6)	N/A	N/A	N/A	12.2%	10.9%
Tier 1 capital(7)	11.6	12.4	13.2	12.6	11.3
Total capital(8)	14.3	14.6	15.1	14.7	13.5
Tier 1 leverage(9)	9.9	10.6	10.8	10.1	8.6
Supplementary leverage(10)	8.6	9.2	N/A	N/A	N/A
Regulatory Capital Metrics
Risk-weighted assets(11)	$285,756	$265,739	$236,944	$224,556	$223,499
Adjusted average assets(9)	335,835	309,037	291,243	280,574	292,790
Total leverage exposure for supplementary leverage ratio	387,921	357,794	N/A	N/A	N/A

102	Capital One Financial Corporation (COF)

	December 31,
(Dollars in millions)	2016	2015	2014
Regulatory Capital Under Basel III Standardized Approach(4)
Common equity excluding AOCI	$44,103	$44,606	$43,661
Adjustments:
AOCI(12)(13)	(674)	(254)	(69)
Goodwill(1)	(14,307)	(14,296)	(13,805)
Intangible assets(1)(13)	(384)	(393)	(243)
Other	65	(119)	(10)
Common equity Tier 1 capital	28,803	29,544	29,534
Tier 1 capital instruments(2)	4,359	3,294	1,822
Additional Tier 1 capital adjustments	—	—	(1)
Tier 1 capital	33,162	32,838	31,355
Tier 2 capital instruments	4,047	2,654	1,542
Qualifying allowance for loan and lease losses	3,608	3,346	2,981
Additional Tier 2 capital adjustments	—	—	1
Tier 2 capital	7,655	6,000	4,524
Total capital(14)	$40,817	$38,838	$35,879

	December 31,
(Dollars in millions)	2013	2012
Regulatory Capital Under Basel I(4)
Total stockholders’ equity	$41,632	$40,425
Adjustments:
Net unrealized losses (gains) on investment securities available for sale recorded in AOCI(13)	791	(712)
Net losses on cash flow hedges recorded in AOCI(13)	136	2
Disallowed goodwill and intangible assets(1)	(14,326)	(14,428)
Noncumulative perpetual preferred stock(2)	(853)	(853)
Other	(5)	(12)
Tier 1 common capital	27,375	24,422
Noncumulative perpetual preferred stock(2)	853	853
Tier 1 restricted core capital items	2	2
Tier 1 capital	28,230	25,277
Long-term debt qualifying as Tier 2 capital	1,914	2,119
Qualifying allowance for loan and lease losses	2,833	2,831
Other Tier 2 components	10	13
Tier 2 capital	4,757	4,963
Total capital(14)	$32,987	$30,240
__________

(1)	Goodwill and intangible assets includes the impact of related deferred taxes.

(2)	Noncumulative perpetual preferred stock and Tier 1 capital instruments include related surplus.

(3)	TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(4)
Beginning on January 1, 2014, we calculate our regulatory capital under the Basel III Standardized Approach subject to transition provisions. Prior to January 1, 2014, we calculated regulatory capital under Basel I.

(5)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(6)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.

(7)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(8)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

103	Capital One Financial Corporation (COF)

(9)
Adjusted average assets, for the purpose of calculating our Tier 1 leverage ratio, represent total average assets adjusted for amounts that deducted from Tier 1 capital, predominately goodwill and intangible assets. Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(10)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(11)
As of January 1, 2015, risk-weighted assets are calculated under the Basel III Standardized Approach, subject to transition provisions. Prior to January 1, 2015 risk-weighted assets were calculated under Basel I. Includes both credit and market risk-weighted assets starting in 2016.

(12)	Amounts presented are net of tax.

(13)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014, 40% for 2015 and 60% for 2016.

(14)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

104	Capital One Financial Corporation (COF)

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
Annual Report: References to our “2016 Form 10-K” or “2016 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Banks: Refers to COBNA and CONA.
Basel Committee: The Basel Committee on Banking Supervision.
Basel III Advanced Approaches: The Basel III Advanced Approaches is mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance sheet foreign exposure of $10 billion or more. The Basel III Capital Rule modified the Advanced Approaches version of Basel II to create the Basel III Advanced Approaches.
Basel III Capital Rule: The Federal Baking Agencies issued a rule in July 2013 implementing the Basel III capital framework developed by the Basel Committee as well as certain Dodd-Frank Act and other capital provisions.
Basel III Standardized Approach: The Basel III Capital Rule modified Basel I to create the Basel III Standardized Approach, which requires for Basel III Advanced Approaches banking organizations that have yet to exit parallel run to use the Basel III Standardized Approach to calculate regulatory capital, including capital ratios, subject to transition provisions.
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
CCB: Chevy Chase Bank, F.S.B., which was acquired by the Company in 2009.
CECL: In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance, which becomes effective on January 1, 2020 with early adoption permitted no earlier than January 1, 2019, requires use of a current expected credit loss (“CECL”) model that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition.
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

105	Capital One Financial Corporation (COF)

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

106	Capital One Financial Corporation (COF)

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

107	Capital One Financial Corporation (COF)

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
Return on average tangible common equity: A non-GAAP financial measure calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; and (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly titled measures reported by other companies.
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
Tangible common equity (“TCE”): A non-GAAP financial measure. Common equity less goodwill and intangible assets adjusted for deferred tax liabilities associated with non-tax deductible intangible assets and tax deductible goodwill.
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

108	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed security
AFS: Available for sale
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ARM: Adjustable rate mortgage
ASC: Accounting Standards Codification
AWS: Amazon Web Services
BHC: Bank holding company
BMA: Bank Merger Act
bps: Basis points
CAD: Canadian dollar
CAP: Compliance Assurance Process
CCAR: Comprehensive Capital Analysis and Review
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CDE: Community development entities
CECL: Current expected credit loss
CEO: Chief Executive Officer
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CIFG: CIFG Assurance North America, Inc. (“U.S. Bank Litigation”)
CMBS: Commercial mortgage-backed securities
CODM: Chief Operating Decision Maker
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
COSO: Committee of Sponsoring Organizations of the Treadway Commission
CRA: Community Reinvestment Act
DCF: Discounted cash flow
DCM: Designated contract market
DDOS: Distributed denial of service
DIF: Deposit insurance fund
DRR: Designated reserve ratio
DUS: Delegated Underwriting and Servicing
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCM: Future Commission Merchant
FDIC: Federal Deposit Insurance Corporation
FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHFA: Federal Housing Finance Agency
FHLB: Federal Home Loan Banks
FIS: Fidelity Information Services

109	Capital One Financial Corporation (COF)

FIRREA: Financial Institutions Reform, Recovery and Enforcement Act
Fitch: Fitch Ratings
FOS: Financial Ombudsman Service
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GBP: Great British pound
GDP: Gross domestic product
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
GSIB: Globally systemically important bank
HELOCs: Home equity lines of credit
HFI: Held for investment
HFS: Healthcare Financial Services
IRS: Internal Revenue Service
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MMDA: Money market deposit accounts
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights
NOW: Negotiable order of withdrawal
NSFR: Net stable funding ratio
NYSE: New York Stock Exchange
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OTC: Over-the-counter
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
PRA: Prudential Regulatory Authority
PSA: Performance share award
PSU: Performance share unit
REO: Real estate owned
RMBS: Residential mortgage-backed securities
RSA: Restricted stock award
RSU: Restricted stock unit
S&P: Standard & Poor’s
SCP: Sentinel card protection
SEC: U.S. Securities and Exchange Commission
SEF: Swap execution facility
SLR: Supplementary leverage ratio
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring

110	Capital One Financial Corporation (COF)

TILA: Truth in Lending Act
TSYS: Total Systems Services, Inc.
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

111	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management—Market Risk Management” and “MD&A—Market Risk Profile”

112	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

February 23, 2017

113	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Capital One Financial Corporation:
We have audited Capital One Financial Corporation’s (the “Company” or “Capital One”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2017

114	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Capital One Financial Corporation:
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company” or “Capital One”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2017

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2016	2015	2014
Interest income:
Loans, including loans held for sale	$21,203	$18,785	$17,662
Investment securities	1,599	1,575	1,628
Other	89	99	107
Total interest income	22,891	20,459	19,397
Interest expense:
Deposits	1,213	1,091	1,088
Securitized debt obligations	216	151	145
Senior and subordinated notes	476	330	299
Other borrowings	113	53	47
Total interest expense	2,018	1,625	1,579
Net interest income	20,873	18,834	17,818
Provision for credit losses	6,459	4,536	3,541
Net interest income after provision for credit losses	14,414	14,298	14,277
Non-interest income:
Service charges and other customer-related fees	1,646	1,856	2,008
Interchange fees, net	2,452	2,264	2,046
Net securities gains (losses)	(11)	(32)	(3)
Other	541	491	421
Total non-interest income	4,628	4,579	4,472
Non-interest expense:
Salaries and associate benefits	5,202	4,975	4,593
Occupancy and equipment	1,944	1,829	1,745
Marketing	1,811	1,744	1,561
Professional services	1,075	1,120	1,053
Communications and data processing	1,169	1,055	961
Amortization of intangibles	386	430	532
Other	1,971	1,843	1,735
Total non-interest expense	13,558	12,996	12,180
Income from continuing operations before income taxes	5,484	5,881	6,569
Income tax provision	1,714	1,869	2,146
Income from continuing operations, net of tax	3,770	4,012	4,423
Income (loss) from discontinued operations, net of tax	(19)	38	5
Net income	3,751	4,050	4,428
Dividends and undistributed earnings allocated to participating securities	(24)	(20)	(18)
Preferred stock dividends	(214)	(158)	(67)
Net income available to common stockholders	$3,513	$3,872	$4,343
Basic earnings per common share:
Net income from continuing operations	$7.00	$7.08	$7.70
Income (loss) from discontinued operations	(0.04)	0.07	0.01
Net income per basic common share	$6.96	$7.15	$7.71
Diluted earnings per common share:
Net income from continuing operations	$6.93	$7.00	$7.58
Income (loss) from discontinued operations	(0.04)	0.07	0.01
Net income per diluted common share	$6.89	$7.07	$7.59
Dividends paid per common share	$1.60	$1.50	$1.20

See Notes to Consolidated Financial Statements.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Net income	$3,751	$4,050	$4,428
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(166)	(248)	304
Net changes in securities held to maturity	104	96	76
Net unrealized gains (losses) on cash flow hedges	(198)	110	120
Foreign currency translation adjustments	(79)	(135)	(48)
Other	6	(9)	(10)
Other comprehensive income (loss), net of tax	(333)	(186)	442
Comprehensive income	$3,418	$3,864	$4,870

See Notes to Consolidated Financial Statements.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,185	$3,407
Interest-bearing deposits and other short-term investments	5,791	4,616
Total cash and cash equivalents	9,976	8,023
Restricted cash for securitization investors	2,517	1,017
Securities available for sale, at fair value	40,737	39,061
Securities held to maturity, at carrying value	25,712	24,619
Loans held for investment:
Unsecuritized loans held for investment	213,824	196,068
Loans held in consolidated trusts	31,762	33,783
Total loans held for investment	245,586	229,851
Allowance for loan and lease losses	(6,503)	(5,130)
Net loans held for investment	239,083	224,721
Loans held for sale, at lower of cost or fair value	1,043	904
Premises and equipment, net	3,675	3,584
Interest receivable	1,351	1,189
Goodwill	14,519	14,480
Other assets	18,420	16,450
Total assets	$357,033	$334,048

Liabilities:
Interest payable	$327	$299
Deposits:
Non-interest-bearing deposits	25,502	25,847
Interest-bearing deposits	211,266	191,874
Total deposits	236,768	217,721
Securitized debt obligations	18,826	16,166
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	981
Senior and subordinated notes	23,431	21,837
Other borrowings	17,211	20,131
Total other debt	41,634	42,949
Other liabilities	11,964	9,629
Total liabilities	309,519	286,764
Commitments, contingencies and guarantees (see Note 19)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 and 3,375,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 653,736,607 and 648,317,395 shares issued as of December 31, 2016 and 2015, respectively, 480,218,547 and 527,259,920 shares outstanding as of December 31, 2016 and 2015, respectively)	7	6
Additional paid-in capital, net	31,157	29,655
Retained earnings	29,766	27,045
Accumulated other comprehensive loss	(949)	(616)
Treasury stock, at cost (par value $.01 per share; 173,518,060 and 121,057,475 shares as of December 31, 2016 and 2015, respectively)	(12,467)	(8,806)
Total stockholders’ equity	47,514	47,284
Total liabilities and stockholders’ equity	$357,033	$334,048
See Notes to Consolidated Financial Statements.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,292	$(872)	$(4,320)	$41,632
Comprehensive income (loss)						4,428	442		4,870
Dividends—common stock						(680)			(680)
Dividends—preferred stock						(67)			(67)
Purchases of treasury stock								(2,045)	(2,045)
Issuances of common stock and restricted stock, net of forfeitures			1,373,725	0	100				100
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			5,031,523	0	146				146
Issuances of preferred stock (Series C and Series D)	1,000,000	0			969				969
Compensation expense for restricted stock awards, restricted stock units and stock options					128				128
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
Comprehensive income (loss)						4,050	(186)		3,864
Dividends—common stock			46,846	0	4	(820)			(816)
Dividends—preferred stock						(158)			(158)
Purchases of treasury stock								(2,441)	(2,441)
Issuances of common stock and restricted stock, net of forfeitures			2,603,953	0	111				111
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			2,109,548	0	71				71
Issuances of preferred stock (Series E and Series F)	1,500,000	0			1,472				1,472
Compensation expense for restricted stock awards, restricted stock units and stock options					128				128
Balance as of December 31, 2015	3,375,000	$0	648,317,395	$6	$29,655	$27,045	$(616)	$(8,806)	$47,284
Comprehensive income (loss)						3,751	(333)		3,418
Dividends—common stock			52,338	0	4	(816)			(812)
Dividends—preferred stock						(214)			(214)
Purchases of treasury stock								(3,661)	(3,661)
Issuances of common stock and restricted stock, net of forfeitures			3,272,745	1	130				131
Exercise of stock options, tax effects of exercises and restricted stock vesting			2,094,129	0	102				102
Issuances of preferred stock (Series G and Series H)	1,100,000	0			1,066				1,066
Compensation expense for restricted stock awards, restricted stock units and stock options					200				200
Balance as of December 31, 2016	4,475,000	$0	653,736,607	$7	$31,157	$29,766	$(949)	$(12,467)	$47,514
See Notes to Consolidated Financial Statements.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Operating activities:
Income from continuing operations, net of tax	$3,770	$4,012	$4,423
Income (loss) from discontinued operations, net of tax	(19)	38	5
Net income	3,751	4,050	4,428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,459	4,536	3,541
Depreciation and amortization, net	2,428	2,100	2,002
Deferred tax benefit	(686)	(402)	(76)
Net (gain) loss on sales of securities available for sale	(6)	2	(21)
Impairment losses on securities available for sale	17	30	24
Gain on sales of loans held for sale	(80)	(86)	(48)
Stock plan compensation expense	239	161	205
Other	(11)	0	0
Loans held for sale:
Originations and purchases	(8,645)	(6,942)	(5,619)
Proceeds from sales and paydowns	8,390	6,805	5,365
Changes in operating assets and liabilities:
Changes in interest receivable	(159)	(72)	(29)
Changes in other assets	(1,907)	(596)	(402)
Changes in interest payable	28	45	22
Changes in other liabilities	2,013	575	99
Net change from discontinued operations	25	(79)	(187)
Net cash from operating activities	11,856	10,127	9,304
Investing activities:
Securities available for sale:
Purchases	(14,154)	(12,200)	(12,650)
Proceeds from paydowns and maturities	7,867	7,742	7,968
Proceeds from sales	4,146	4,379	7,417
Securities held to maturity:
Purchases	(3,787)	(4,277)	(4,827)
Proceeds from paydowns and maturities	2,681	2,163	1,471
Loans:
Net changes in loans held for investment	(22,036)	(18,575)	(16,563)
Principal recoveries of loans previously charged off	1,493	1,498	1,582
Purchases of premises and equipment	(779)	(532)	(502)
Net cash paid for acquisitions	(629)	(9,314)	(24)
Net cash from other investing activities	(432)	(610)	137
Net cash from investing activities	(25,630)	(29,726)	(15,991)
See Notes to Consolidated Financial Statements.
Financing activities:
Deposits and borrowings:
Changes in restricted cash for securitization investors	$(1,500)	$(783)	$640
Changes in deposits	19,031	12,163	1,017
Issuance of securitized debt obligations	6,259	5,062	4,291
Maturities and paydowns of securitized debt obligations	(3,540)	(500)	(2,992)
Issuance of senior and subordinated notes and long-term FHLB advances	22,984	31,830	7,714
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(24,170)	(9,579)	(2,375)
Changes in other short-term borrowings	11	(16,066)	919
Common stock:
Net proceeds from issuances	131	111	100
Dividends paid	(812)	(816)	(679)
Preferred stock:
Net proceeds from issuances	1,066	1,472	969
Dividends paid	(214)	(158)	(67)
Purchases of treasury stock	(3,661)	(2,441)	(2,045)
Proceeds from share-based payment activities	142	85	146
Net cash from financing activities	15,727	20,380	7,638
Changes in cash and cash equivalents	1,953	781	951
Cash and cash equivalents at beginning of the period	8,023	7,242	6,291
Cash and cash equivalents at end of the period	$9,976	$8,023	$7,242
Supplemental cash flow information:
Non-cash item:
Net transfers from loans held for investment to loans held for sale	$552	$268	$182
Interest paid	2,250	1,643	1,569
Income tax paid	2,121	1,732	1,603

See Notes to Consolidated Financial Statements.

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2016, our principal subsidiaries included:

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
Our principal operations are currently organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 18—Business Segments.”
On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). During the second quarter of 2016, we finalized purchase accounting. Including post-closing purchase price adjustments during the first six months of 2016, total cash consideration for the acquisition was $9.0 billion, net of $180 million of cash acquired, and we recognized approximately $9.2 billion in assets, primarily consisting of $8.2 billion in loans, $134 million in intangible assets and $518 million in goodwill.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications were primarily related to income from certain consumer and commercial banking activity from Other to Service charges and other customer-related fees within Non-interest income, and a reclassification of certain system processing costs from Professional services to Communications and data processing within Non-interest expense. These reclassifications were made to better reflect the nature of income earned and expenses incurred. We have also consolidated the Non-interest income presentation of Other-than-temporary impairment (“OTTI”) with net realized gains or losses from investment securities into a new Net securities gains(losses) line. These reclassifications were only made to the consolidated statements of income and did not have an impact on total Non-interest income, total Non-interest expense or Net income previously reported on SEC Forms 10-K for the impacted periods.
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
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. An entity is deemed to be the primary beneficiary of a VIE if that entity has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
In determining whether we are the primary beneficiary of a VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE, such as our role in establishing the VIE and our ongoing rights and responsibilities; our economic interests, including debt and equity investments, servicing fees and other arrangements deemed to be variable interests in the VIE; the design of the VIE, including the capitalization structure, subordination of interests, payment priority, relative share of interests held across various classes within the VIE’s capital structure and the reasons why the interests are held by us.
We perform on-going reassessments to evaluate whether changes in an entity’s capital structure or changes in the nature of our involvement with the entity result in a change to the VIE designation or a change to our consolidation conclusion. See “Note 6—Variable Interest Entities and Securitizations” for further details.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, and interest bearing deposits and other-short term investments, all of which, if applicable, have stated maturities of three months or less when acquired.
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
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity.
We report securities available for sale on our consolidated balance sheets at fair value with unrealized gains or losses recorded, net of tax, as a component of AOCI. We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value generally is equal to amortized cost. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. Any unrealized gains or losses at the transfer date are thereafter included in AOCI. Such unrealized gains or losses are accreted over the remaining life of the security and are expected to offset the amortization of the related premium or discount created upon the investment securities transfer into the held to maturity category, with no expected impact on future net income.
Unamortized premiums, discounts and other basis adjustments are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of investment securities on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first in first out method of identification, and are included in non-interest income in our consolidated statements of income. If we intend to sell an available for sale security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in our consolidated statements of income.
We regularly evaluate our securities whose values have declined below amortized cost to assess whether the decline in fair value represents an OTTI. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. We discuss our assessment of and accounting for OTTI in “Note 3—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 17—Fair Value Measurement.”
Our investment portfolio also includes certain acquired debt securities that were deemed to be credit impaired at the acquisition date, and therefore are accounted for in accordance with accounting guidance for purchased credit-impaired (“PCI”) loans and debt securities. These securities are recorded at fair value at the acquisition date using the estimated cash flows we expect to collect discounted by the prevailing market interest rate. The difference between the contractually required payments due and the undiscounted cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference reflects estimated future credit losses expected to be incurred over the life of the security, and is neither accreted into income nor recorded on our consolidated balance sheet. The excess of the undiscounted cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income using an effective yield method over the remaining life of the security. Decreases in expected cash flows attributable to credit result in the recognition of OTTI. Significant increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield. See “Loans Acquired” section of this Note for further discussion of accounting guidance for purchased credit-impaired loans and debt securities.
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
Loan Classification
Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether the loans are originated or purchased and whether purchased loans are considered credit-impaired at the date of acquisition. The presentation within the consolidated statements of cash flows is based on management’s intent at acquisition or origination. Cash flows related to non-securitized loans held for investment are included in cash flows from investing activities on our consolidated statements of cash flows while cash flows from loans for securitization investors are included in cash flows from financing activities. The difference is due to the treatment of securitization transactions as secured borrowings. Cash flows related to loans held for sale are included in cash flows from operating activities on our consolidated statements of cash flows.
Loans Held for Investment
Loans that we have the ability and intent to hold for the foreseeable future and loans associated with securitization transactions accounted for as secured borrowings are classified as held for investment. Loans classified as held for investment, except PCI loans accounted for based upon expected cash flows described below, are reported at their amortized cost, which is the outstanding principal balance, net of any unearned income, unamortized deferred fees and costs, unamortized premiums and discounts and charge-offs. Credit card loans also include billed finance charges and fees, net of the estimated uncollectible amount.
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
Loans Acquired
All purchased loans, including loans transferred in a business combination, acquired on or after January 1, 2009, are initially recorded at fair value, which includes consideration of expected future losses, as of the date of the acquisition. We account for purchased loans using the guidance for accounting for purchased credit-impaired loans and debt securities, which is based upon expected cash flows, if the purchased loans have a discount attributable, at least in part, to credit deterioration and they are not specifically scoped out of the guidance. We refer to these purchased loans that are subsequently accounted for based on expected cash flows to be collected as “PCI loans” in accordance with Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). Other purchased loans that don’t meet our criteria described above are accounted for based on contractual cash flows.
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
Subsequent to acquisition, we evaluate our estimate of cash flows expected to be collected on a quarterly basis. These evaluations require the use of key assumptions and estimates similar to those used in estimating the initial fair value at acquisition. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from the nonaccretable difference to the accretable yield. Decreases in expected cash flows resulting from credit deterioration subsequent to acquisition will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming, as we expect to collect our net investment in these loans. Increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses established subsequent to acquisition. The excess over the recorded allowance for loan and lease losses would result in a reclassification to the accretable yield from the nonaccretable difference and an increase in interest income recognized over the remaining life of the loan or pool of loans. Disposals of loans in the form of sales to third parties, receipt of payment in full or in part by the borrower, and foreclosure of the collateral, result in removal of the loan from the PCI loans portfolio. See “Note 4—Loans” for additional information.
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
Nonperforming loans generally include loans that have been placed on nonaccrual status, but we do not report loans classified as held for sale as nonperforming.
Our policies for classifying loans as nonperforming, by loan category, are as follows:

•
Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. We classify certain credit card loans issued in the U.K. as nonperforming when the account becomes 120 days past due depending on the specific facts and circumstances.

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

•	PCI loans: PCI loans are not classified as delinquent or nonperforming.
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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude PCI loans accounted for based on expected cash flows at acquisition because this accounting methodology takes into consideration future credit losses.
Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. Our policies for identifying loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Consumer banking loans: Consumer loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Commercial banking loans: Commercial loans classified as nonperforming and commercial loans that have been modified in a troubled debt restructuring are reported as individually impaired.

•	PCI loans: PCI loans are tracked and reported separately from other impaired loans.
The majority of individually impaired loans are evaluated for an asset-specific allowance. Although a loan modified in a TDR may be returned to accrual status if the criteria above under “Delinquent and Nonperforming Loans” are met, we continue to report the loan as impaired until maturity.
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

•
Consumer banking loans: We generally charge-off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and 120 days for auto loans. Small business banking loans generally charge off at 90 or 120 days past due based on when unpaid principal loan amounts are deemed uncollectible. We calculate the initial charge-off amount for home loans based on the excess of our recorded investment in the loan over the fair value of the underlying property less estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and may recognize additional charge-offs for subsequent declines in home values. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans where the borrower has filed for bankruptcy are generally charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date. Auto and home loans where the borrower has filed for Chapter 7 bankruptcy, where the debt has been discharged and the borrower did not reaffirm the debt are charged off by the end of the month in which the bankruptcy notification is received. Consumer loans of deceased account holders are charged-off by the end of the month following 60 days of receipt of notification.

•	Commercial banking loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•
PCI loans: We do not record charge-offs on PCI loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a discount for expected future credit losses. We record charge-offs on PCI loans only if actual losses exceed estimated credit losses incorporated into the fair value recorded at acquisition.

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
Management performs a quarterly analysis of our loan portfolio to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolios and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; (ii) an asset-specific component for individually impaired loans; and (iii) a component related to PCI loans that have experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components is supplemented by an amount that represents management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance. Management’s judgment involves an assessment of subjective factors, such as process risk, modeling assumption and adjustment risks and probable internal and external events that will likely impact losses.
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
We record all purchased loans at fair value at acquisition. Applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of PCI loans would trigger the recognition of impairment through our provision for credit losses. Subsequent increases in expected cash flows would first result in a recovery of any previously recorded allowance, to the extent applicable, and then increase the accretable yield. Write-downs on purchased impaired loans in excess of the nonaccretable difference are charged against the allowance for loan and lease losses. See “Note 4—Loans” for information on loan portfolios associated with acquisitions.
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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed and is assigned to one or more reporting units at the date of acquisition. A reporting unit is defined as an operating segment, or a business that is one level below an operating segment. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. These indicators include a sustained, significant decline in the Company’s stock price, a decline in its expected future cash flows, significant disposition activity, a significant adverse change in the economic or business environment, and the testing for recoverability of a significant asset group, among others. The annual goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If fair value is less than the carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss. For purposes of our annual goodwill impairment test in 2016, our reporting units were Domestic Card, International Card, Auto, Other Consumer Banking and Commercial Banking. Subsequent to the completion of this impairment test, we determined that the Domestic Card and International Card components should be combined into one reporting unit. Therefore, as of December 31, 2016, our reporting units are Credit Card, Auto, Other Consumer Banking and Commercial Banking. Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 7—Goodwill and Intangible Assets” for additional detail.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, our consumer MSRs are carried at fair value on our consolidated balance sheets with changes in fair value recognized in non-interest income. Our commercial MSRs are subsequently accounted for under the amortization method and are periodically evaluated for impairment, which is recognized as a reduction in non-interest income. See “Note 7—Goodwill and Intangible Assets” and “Note 17—Fair Value Measurement” for additional information.
Foreclosed Property and Repossessed Assets
Foreclosed property and repossessed assets obtained through our lending activities typically include commercial and residential real estate or personal property, such as automobiles, and are recorded at net realizable value. For home loans collateralized by residential real estate, we reclassify loans to foreclosed property at the earlier of when we obtain legal title to the residential real estate property or when the borrower conveys all interest in the property to us. For all other foreclosed property and repossessed assets, we reclassify the loan to repossessed assets upon repossession of the property in satisfaction of the loan. Net realizable value is the estimated fair value of the underlying collateral less estimated selling costs and is based on appraisals, when available. We routinely monitor and update the net realizable value of the foreclosed property or repossessed asset, adjusting our accounting to be equal to the lower of cost or net realizable value. Any changes in net realizable value and gains or losses realized from disposition of the property are recorded in non-interest expense. See “Note 17—Fair Value Measurement” for details.
Restricted Equity Investments
We have investments in Federal Home Loan Banks (“FHLB”) stock and in the Board of Governors of the Federal Reserve System (“Federal Reserve”) stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable and are carried at cost. We assess these investments for OTTI in accordance with applicable accounting guidance for evaluating impairment. See “Note 9—Deposits and Borrowings” for details.
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
Losses incurred on loans that we are required to either repurchase or make payments to the investor under indemnification provisions are charged against the representation and warranty reserve. The representation and warranty reserve is included in other liabilities on our consolidated balance sheets. Changes to the representation and warranty reserve related to GreenPoint Mortgage Funding, Inc. (“GreenPoint”) are reported as discontinued operations for all periods presented. See “Note 19—Commitments, Contingencies, Guarantees and Others” for additional information related to our representation and warranty reserve.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards, in the form of points, that can be redeemed for cash (primarily in the form of statement credits), gift cards, airline tickets or merchandise, based on account activity. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. Customer rewards costs are generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve, when the rewards are earned by the customer. The customer rewards reserve is computed based on the estimated future cost of earned points that are expected to be redeemed and the average cost per point redeemed. The customer rewards reserve is reduced as points are redeemed. In estimating the customer rewards reserve, we consider historical rewards redemption behavior, the terms and conditions of the current rewards programs and card purchase activity. The customer rewards reserve is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $3.6 billion and $3.2 billion as of December 31, 2016 and 2015, respectively.
Revenue Recognition
Interest Income and Fees
We recognize interest income, including finance charges, and fees on loans in interest and non-interest income in our consolidated statements of income in accordance with the contractual provisions of the credit arrangements. Loan origination fees and costs and premiums and discounts are generally deferred and amortized over the average life of the related loans using the effective interest method, except for those related to originated credit cards, which are amortized over 12 months on a straight-line basis. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan.
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
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties or other special bonuses to these partners. Depending upon the nature of the payments, they are recorded as a reduction of revenue, marketing expenses or other operating expenses. We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership.
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
When presented on a net basis, the loss sharing amounts due from partners are recorded as a reduction to our provision for credit losses in our consolidated statements of income and reduce the charge-off amounts that we report. The allowance for loan and lease losses attributable to these portfolios is also reduced by the expected reimbursements from these partners for loss sharing amounts. See “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” for additional information related to our loss sharing arrangements.
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
We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.2 billion, $1.1 billion and $1.0 billion in 2016, 2015, and 2014, respectively, for amounts earned by the partner, as part of the revenue sharing agreement. The financial statement impact of all of our loss sharing arrangements that qualify for net accounting treatment is disclosed in “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Stock-Based Compensation
We reserve common shares for issuance to employees, directors and third-party service providers, in various forms, including stock options, stock appreciation rights, restricted stock awards and units and performance share awards and units. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash. For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s requisite service period. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. Equity units and restricted stock units that are cash-settled are accounted for as liability awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the period of time between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expense recognition upon grant. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.
Stock-based compensation expense for equity classified stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Significant judgment is required when determining the inputs into the fair value model. For awards other than stock options, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Certain share-settled awards have discretionary vesting conditions which result in a requirement to remeasure at fair value each reporting period and potential for compensation expense to fluctuate with changes in our stock price.
Marketing Expenses
We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.
Income Taxes
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See “Note 16—Income Taxes” for additional detail.
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
Fair Value
Fair value, also referred to as an exit price, is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:
Level 1:     Quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2:     Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities
Level 3: Unobservable inputs
The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into income. We have not made any material fair value option elections as of and for the years ended December 31, 2016, 2015 and 2014. See “Note 17—Fair Value Measurement” for additional information.
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
Recently Issued but Not Yet Adopted Accounting Standards
Clarifying the Definition of a Business
In January 2017, the FASB issued revised guidance for determining whether a purchased set of assets and liabilities constitutes a purchase of a business. The guidance is intended to reduce the number of acquisitions that qualify as a purchase of a business by requiring an entity to determine whether substantially all of the gross assets acquired are concentrated in a single identifiable asset, or group of similar assets, and if so, the acquired set is not considered a business. In addition to this initial test, for the acquired set of assets to be considered a business, the set must include an input and process that contribute to the ability to create an output, and removes a previous requirement to evaluate whether a market participant could replace any of the elements, if missing. The guidance is effective for us on January 1, 2018, with early adoption permitted using the prospective transition method. Upon adoption, the guidance can be applied retroactively to transactions, provided the transactions have not been previously reported in our financial statements. We believe the new guidance will result in more acquisitions being accounted for as asset acquisitions than business combinations. We are currently assessing the potential impact to other applications of the definition of a business within our accounting policies and whether we may early adopt the standard.
Restricted Cash
In November 2016, the FASB issued revised guidance to require our consolidated statements of cash flows to include restricted cash. Therefore, amounts generally described as restricted cash or restricted cash equivalents will be included within our beginning-of-period and end-of-period total cash amounts reported on the consolidated statements of cash flows. Disclosure of the nature of the restrictions on cash balances is required under the guidance. The guidance is effective for us on January 1, 2018, with early adoption permitted using the retrospective transition method. Our restricted cash is primarily related to our securitization activities and is classified as Restricted cash for securitization investors on our consolidated balance sheets. The changes in restricted cash balance are currently presented as a financing activity in our consolidated statements of cash flows. Upon adoption, the presentation of restricted cash amounts will change as noted above.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model is applicable to loans held for investment, securities held to maturity, lease receivables, financial guarantee contracts and certain unconditional loan commitments. The CECL model will replace our current accounting for PCI and impaired loans. The guidance also amends the available for sale (“AFS”) debt securities other-than-temporary impairment (“OTTI”) model. Credit losses (and subsequent recoveries) on AFS debt securities will be recorded through an allowance approach, rather than the current U.S. GAAP practice of permanent write-downs for credit losses and accreting positive changes through interest income over time. This guidance will be effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019. We are currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.
Improvements to Employee Share-Based Accounting
In March 2016, the FASB issued revised guidance for accounting for employee share-based payments, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the consolidated statements of cash flows. The guidance was effective beginning on January 1, 2017, with early adoption permitted. The impact of this guidance will not be material to our consolidated financial statements and we adopted this guidance on the effective date.
Leases
In February 2016, the FASB issued revised guidance for leases. The guidance requires lessees to recognize right of use assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements for all leases, with certain practical expedients. This will be effective for us on January 1, 2019, with early adoption permitted. We plan to adopt the standard on the effective date. We are currently assessing the potential impact on our consolidated financial statements; however, we expect our total assets and liabilities on our consolidated balance sheet to increase.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued revised guidance for the recognition, measurement and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. We plan to adopt this guidance on the effective date, January 1, 2018. We do not expect the guidance to have a material impact on our consolidated balance sheets, results of operations or cash flows. However, we are still assessing whether our current income statement presentation of certain credit card-related activities will be impacted by this new guidance.

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
The following table summarizes the results from discontinued operations for the years ended December 31, 2016, 2015 and 2014.
Table 2.1: Results of Discontinued Operations

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Income (loss) from discontinued operations before income taxes	$(30)	$60	$8
Income tax provision (benefit)	(11)	22	3
Income (loss) from discontinued operations, net of tax	$(19)	$38	$5
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets which primarily consisted of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. We also have contingent obligations to exercise certain mandatory clean-up calls associated with securitization transactions undertaken by the discontinued GreenPoint Credit, LLC manufactured housing operations in the event the third party servicer does not fulfill its obligation to exercise these clean-up calls. See “Note 6—Variable Interest Entities and Securitizations” for information related to our retained interests and obligations associated with GreenPoint Credit, LLC manufactured housing operations, and see “Note 19—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% and 90% of our total investment securities as of December 31, 2016 and 2015, respectively.
The table below presents the overview of our investment securities portfolio as of December 31, 2016 and 2015.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	December 31, 2016	December 31, 2015
Securities available for sale, at fair value	$40,737	$39,061
Securities held to maturity, at carrying value	25,712	24,619
Total investment securities	$66,449	$63,680
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2016 and 2015.
Table 3.2: Investment Securities Available for Sale

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,103	$11	$(49)	$5,065
RMBS:
Agency(2)	26,830	109	(412)	26,527
Non-agency	2,349	382	(9)	2,722
Total RMBS	29,179	491	(421)	29,249
CMBS:
Agency(2)	3,335	14	(45)	3,304
Non-agency	1,676	21	(13)	1,684
Total CMBS	5,011	35	(58)	4,988
Other ABS(3)	714	1	(1)	714
Other securities(4)	726	1	(6)	721
Total investment securities available for sale	$40,733	$539	$(535)	$40,737

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,664	$5	$(9)	$4,660
RMBS:
Agency(2)	24,332	165	(212)	24,285
Non-agency	2,680	368	(22)	3,026
Total RMBS	27,012	533	(234)	27,311
CMBS:
Agency(2)	3,690	21	(47)	3,664
Non-agency	1,723	16	(24)	1,715
Total CMBS	5,413	37	(71)	5,379
Other ABS(3)	1,345	1	(6)	1,340
Other securities(4)	370	2	(1)	371
Total investment securities available for sale	$38,804	$578	$(321)	$39,061
__________

(1)	Includes non-credit-related OTTI that is recorded in AOCI of $9 million and $22 million as of December 31, 2016 and 2015, respectively. All of this amount is related to non-agency RMBS.

(2)
Includes Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities.

(3)
ABS collateralized by credit card loans constituted approximately 57% and 71% of the other ABS portfolio as of December 31, 2016 and 2015, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 23% and 11% of the other ABS portfolio as of December 31, 2016 and 2015, respectively.

(4)	Includes supranational bonds, foreign government bonds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of December 31, 2016 and 2015.
Table 3.3: Investment Securities Held to Maturity

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	23,022	(897)	22,125	606	(158)	22,573
Agency CMBS	3,480	(92)	3,388	77	(41)	3,424
Total investment securities held to maturity	$26,701	$(989)	$25,712	$683	$(199)	$26,196

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$(1)	$198
Agency RMBS	22,561	(1,048)	21,513	692	(72)	22,133
Agency CMBS	3,012	(105)	2,907	87	(8)	2,986
Total investment securities held to maturity	$25,772	$(1,153)	$24,619	$779	$(81)	$25,317
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015.
Table 3.4: Securities in a Gross Unrealized Loss Position

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,060	$(49)	$0	$0	$1,060	$(49)
RMBS:
Agency	16,899	(329)	4,865	(83)	21,764	(412)
Non-agency	128	(2)	145	(7)	273	(9)
Total RMBS	17,027	(331)	5,010	(90)	22,037	(421)
CMBS:
Agency	1,624	(21)	745	(24)	2,369	(45)
Non-agency	826	(11)	129	(2)	955	(13)
Total CMBS	2,450	(32)	874	(26)	3,324	(58)
Other ABS	187	(1)	21	0	208	(1)
Other securities	417	(6)	0	0	417	(6)
Total investment securities available for sale in a gross unrealized loss position	$21,141	$(419)	$5,905	$(116)	$27,046	$(535)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$3,096	$(9)	$1	$0	$3,097	$(9)
RMBS:
Agency	12,025	(110)	4,420	(102)	16,445	(212)
Non-agency	355	(10)	155	(12)	510	(22)
Total RMBS	12,380	(120)	4,575	(114)	16,955	(234)
CMBS:
Agency	1,352	(9)	1,148	(38)	2,500	(47)
Non-agency	739	(13)	330	(11)	1,069	(24)
Total CMBS	2,091	(22)	1,478	(49)	3,569	(71)
Other ABS	825	(5)	255	(1)	1,080	(6)
Other securities	250	0	19	(1)	269	(1)
Total investment securities available for sale in a gross unrealized loss position	$18,642	$(156)	$6,328	$(165)	$24,970	$(321)

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the amortized cost of approximately 860 securities available for sale exceeded their fair value by $535 million, of which $116 million related to securities that had been in a loss position for 12 months or longer. As of December 31, 2016, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $29 million, or 5%, of total gross unrealized losses on securities available for sale. As of December 31, 2016, the carrying value of approximately 170 securities classified as held to maturity exceeded their fair value by $199 million.
Gross unrealized losses on our investment securities have increased since December 31, 2015. The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2016.
Table 3.5: Contractual Maturities of Securities Available for Sale

	December 31, 2016
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,025	$1,027
Due after 1 year through 5 years	4,100	4,106
Due after 5 years through 10 years	3,382	3,350
Due after 10 years(1)	32,226	32,254
Total	$40,733	$40,737
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	December 31, 2016
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$199	$199
Due after 5 years through 10 years	1,363	1,422
Due after 10 years	24,150	24,575
Total	$25,712	$26,196
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of December 31, 2016.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	December 31, 2016
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$652	$2,854	$1,559	$0	$5,065
RMBS:
Agency	94	9,755	16,678	0	26,527
Non-agency	29	941	1,436	316	2,722
Total RMBS	123	10,696	18,114	316	29,249
CMBS:
Agency	144	1,544	1,616	0	3,304
Non-agency	146	780	758	0	1,684
Total CMBS	290	2,324	2,374	0	4,988
Other ABS	247	460	7	0	714
Other securities	207	344	77	93	721
Total securities available for sale	$1,519	$16,678	$22,131	$409	$40,737
Amortized cost of securities available for sale	$1,521	$16,548	$22,286	$378	$40,733
Weighted-average yield for securities available for sale(1)	1.26%	2.17%	2.51%	6.55%	2.36%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$199	$0	$0	$199
Agency RMBS	0	1,363	16,418	4,344	22,125
Agency CMBS	0	130	2,456	802	3,388
Total securities held to maturity	$0	$1,692	$18,874	$5,146	$25,712
Fair value of securities held to maturity	$0	$1,714	$19,314	$5,168	$26,196
Weighted-average yield for securities held to maturity(1)	0.00%	2.71%	2.54%	3.33%	2.70%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of December 31, 2016, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the years ended December 31, 2016, 2015 and 2014 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Credit loss component, beginning of period	$199	$175	$160
Additions:
Initial credit impairment	3	7	5
Subsequent credit impairment	8	18	12
Total additions	11	25	17
Reductions due to payoffs, disposals, transfers and other	(3)	(1)	(2)
Credit loss component, end of period	$207	$199	$175
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the years ended December 31, 2016, 2015 and 2014. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Realized gains (losses):
Gross realized gains	$12	$23	$55
Gross realized losses	(6)	(25)	(34)
Net realized gains (losses) gains	6	(2)	21
OTTI recognized in earnings:
Credit-related OTTI	(11)	(25)	(17)
Intent-to-sell OTTI	(6)	(5)	(7)
Total OTTI recognized in earnings	(17)	(30)	(24)
Net securities gains (losses)	$(11)	$(32)	$(3)
Total proceeds from sales	$4,146	$4,379	$7,417

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the FHLB. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.9 billion and $1.7 billion as of December 31, 2016 and 2015, respectively. We also pledged securities held to maturity with a carrying value of $8.1 billion and $8.7 billion as of December 31, 2016 and 2015, respectively. Of the total securities pledged as collateral, we have encumbered a fair value of $9.3 billion and $10.6 billion as of December 31, 2016 and 2015, respectively, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $16 million and $172 million as of December 31, 2016 and 2015, respectively, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of December 31, 2016 and 2015.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	December 31, 2016	December 31, 2015
Outstanding balance	$2,899	$3,285
Carrying value	2,277	2,480
Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the years ended December 31, 2016, 2015 and 2014.
Table 3.11: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Accretable yield, beginning of period	$1,237	$1,250	$1,423
Additions from new acquisitions	0	0	34
Accretion recognized in earnings	(206)	(240)	(243)
Reduction due to payoffs, disposals, transfers and other	(2)	(1)	(3)
Net reclassifications from nonaccretable difference	144	228	39
Accretable yield, end of period	$1,173	$1,237	$1,250

129	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes certain consumer and commercial loans acquired through business combinations that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which are referred to as PCI loans. See “Note 1—Summary of Significant Accounting Policies” for additional information on the accounting guidance for these loans.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of December 31, 2016 and 2015. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card(1)	$93,279	$1,153	$846	$1,840	$3,839	$2	$97,120
International credit card	8,115	124	72	121	317	0	8,432
Total credit card	101,394	1,277	918	1,961	4,156	2	105,552
Consumer Banking:
Auto	44,762	2,041	890	223	3,154	0	47,916
Home loan	6,951	44	20	141	205	14,428	21,584
Retail banking	3,477	22	7	20	49	28	3,554
Total consumer banking	55,190	2,107	917	384	3,408	14,456	73,054
Commercial Banking:
Commercial and multifamily real estate	26,536	45	0	0	45	28	26,609
Commercial and industrial	38,831	27	84	297	408	585	39,824
Total commercial lending	65,367	72	84	297	453	613	66,433
Small-ticket commercial real estate	473	7	1	2	10	0	483
Total commercial banking	65,840	79	85	299	463	613	66,916
Other loans	56	3	0	5	8	0	64
Total loans(2)	$222,480	$3,466	$1,920	$2,649	$8,035	$15,071	$245,586
% of Total loans	90.59%	1.41%	0.78%	1.08%	3.27%	6.14%	100.00%

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$84,954	$906	$658	$1,421	$2,985	$0	$87,939
International credit card	7,903	110	67	106	283	0	8,186
Total credit card	92,857	1,016	725	1,527	3,268	0	96,125
Consumer Banking:
Auto	38,549	1,901	880	219	3,000	0	41,549
Home loan	6,465	41	18	176	235	18,527	25,227
Retail banking	3,514	21	8	20	49	33	3,596
Total consumer banking	48,528	1,963	906	415	3,284	18,560	70,372
Commercial Banking:
Commercial and multifamily real estate	25,449	34	0	4	38	31	25,518
Commercial and industrial	35,920	51	34	203	288	927	37,135
Total commercial lending	61,369	85	34	207	326	958	62,653
Small-ticket commercial real estate	607	3	1	2	6	0	613
Total commercial banking	61,976	88	35	209	332	958	63,266
Other loans	77	2	2	7	11	0	88
Total loans(1)	$203,438	$3,069	$1,668	$2,158	$6,895	$19,518	$229,851
% of Total loans	88.51%	1.33%	0.73%	0.94%	3.00%	8.49%	100.00%
__________

(1)
Loans (other than PCI loans) include unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling    $558 million and $499 million as of December 31, 2016 and 2015, respectively.

We pledge loan collateral at the FHLB to secure borrowing capacity. The outstanding balance of the pledged loans totaled $29.3 billion and $36.9 billion as of December 31, 2016 and 2015, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of December 31, 2016 and 2015.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	December 31, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,840	N/A	$1,421	N/A
International credit card	96	$42	79	$53
Total credit card	1,936	42	1,500	53
Consumer Banking:
Auto	0	223	0	219
Home loan	0	273	0	311
Retail banking	0	31	0	28
Total consumer banking	0	527	0	558

131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016		December 31, 2015
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$0	$30	$0	$7
Commercial and industrial	0	988	5	538
Total commercial lending	0	1,018	5	545
Small-ticket commercial real estate	0	4	0	5
Total commercial banking	0	1,022	5	550
Other loans	0	8	0	9
Total	$1,936	$1,599	$1,505	$1,170
% of Total loans	0.79%	0.65%	0.65%	0.51%
__________

(1)
Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from loans reported as 90 days or more past due and accruing interest as well as nonperforming loans. See “Note 1—Summary of Significant Accounting Policies” for additional information on our policies for nonperforming loans.

Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and home values, as well as customer liquidity, all of which can have a material effect on credit performance. The primary indicators we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of loan migration between delinquency categories over time.
The table below displays the geographic profile of our credit card loan portfolio as of December 31, 2016 and 2015. We also present net charge-offs for the years ended December 31, 2016 and 2015.
Table 4.3: Credit Card Risk Profile by Geographic Region

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$11,068	10.5%	$10,029	10.5%
Texas	7,227	6.8	6,344	6.6
New York	7,090	6.7	6,446	6.7
Florida	6,540	6.2	5,712	5.9
Illinois	4,492	4.3	4,121	4.3
Pennsylvania	4,048	3.8	3,764	3.9
Ohio	3,654	3.5	3,371	3.5
New Jersey	3,488	3.3	3,210	3.3
Michigan	3,164	3.0	2,922	3.0
Other	46,349	43.9	42,020	43.8
Total domestic credit card	97,120	92.0	87,939	91.5
International credit card:
Canada	5,594	5.3	4,889	5.1
United Kingdom	2,838	2.7	3,297	3.4
Total international credit card	8,432	8.0	8,186	8.5
Total credit card	$105,552	100.0%	$96,125	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.4: Credit Card Net Charge-Offs

	Year Ended December 31,
	2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$3,681	4.16%	$2,718	3.45%
International credit card	272	3.33	200	2.50
Total credit card	$3,953	4.09	$2,918	3.36
__________

(1)
Net charge-offs consist of the unpaid principal balance that we determine to be uncollectible, net of recovered amounts. The net charge-off rate is calculated for each loan category by dividing net charge-offs by average balance of loans held for investment for the period. Net charge-offs and the net charge-off rate are impacted periodically by fluctuations in recoveries, including loan sales.

Consumer Banking
Our consumer banking loan portfolio consists of auto, home and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product (“GDP”) and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key indicators we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of December 31, 2016 and 2015, as well as net charge-offs for the years ended December 31, 2016 and 2015.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$6,304	8.6%	$5,463	7.8%
California	5,448	7.5	4,611	6.5
Florida	3,985	5.5	3,315	4.7
Georgia	2,506	3.4	2,245	3.2
Louisiana	2,159	3.0	1,882	2.7
Illinois	2,065	2.8	1,859	2.6
Ohio	2,017	2.8	1,738	2.5
Other	23,432	32.0	20,436	29.0
Total auto	47,916	65.6	41,549	59.0
Home loan:
California	4,993	6.8	5,884	8.4
New York	2,036	2.8	2,171	3.1
Maryland	1,409	1.9	1,539	2.2
Illinois	1,218	1.7	1,490	2.1
Virginia	1,204	1.7	1,354	1.9
New Jersey	1,112	1.5	1,293	1.8
Louisiana	985	1.3	1,146	1.6
Other	8,627	11.8	10,350	14.8
Total home loan	21,584	29.5	25,227	35.9

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	$1,010	1.4%	$1,071	1.5%
New York	941	1.3	921	1.3
Texas	756	1.0	757	1.1
New Jersey	238	0.3	259	0.4
Maryland	190	0.3	180	0.3
Virginia	156	0.2	151	0.2
Other	263	0.4	257	0.3
Total retail banking	3,554	4.9	3,596	5.1
Total consumer banking	$73,054	100.0%	$70,372	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Year Ended December 31,
	2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$752	1.69%	$674	1.69%
Home loan(2)	14	0.06	9	0.03
Retail banking	54	1.53	48	1.33
Total consumer banking(2)	$820	1.15	$731	1.03

	December 31, 2016		December 31, 2015
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$223	0.47%	$219	0.53%
Home loan(4)	273	1.26	311	1.23
Retail banking	31	0.86	28	0.77
Total consumer banking(4)	$527	0.72	$558	0.79
__________

(1)	The net charge-off rate is calculated for each loan category by dividing net charge-offs by average balance of loans held for investment for the period.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.20% and 1.49%, respectively, for the years ended December 31, 2016, compared to 0.13% and 1.45%, respectively, for the year ended December 31, 2015.

(3)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.81% and 0.90%, respectively, as of December 31, 2016, compared to 4.68% and 1.08%, respectively, as of December 31, 2015.

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
The following table presents the distribution of our home loan portfolio as of December 31, 2016 and 2015, based on selected key risk characteristics.
Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2016
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2007	$2,038	9.4%	$7,424	34.4%	$9,462	43.8%
2008	128	0.6	2,260	10.5	2,388	11.1
2009	80	0.4	1,088	5.0	1,168	5.4
2010	82	0.4	1,562	7.2	1,644	7.6
2011	139	0.6	1,683	7.8	1,822	8.4
2012	969	4.5	268	1.2	1,237	5.7
2013	465	2.2	59	0.2	524	2.4
2014	557	2.6	31	0.2	588	2.8
2015	1,024	4.7	30	0.2	1,054	4.9
2016	1,674	7.8	23	0.1	1,697	7.9
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Geographic concentration:(4)
California	$976	4.5%	$4,017	18.6%	$4,993	23.1%
New York	1,343	6.2	693	3.2	2,036	9.4
Maryland	585	2.7	824	3.9	1,409	6.6
Illinois	108	0.5	1,110	5.1	1,218	5.6
Virginia	490	2.3	714	3.3	1,204	5.6
New Jersey	379	1.8	733	3.4	1,112	5.2
Louisiana	962	4.5	23	0.1	985	4.6
Florida	159	0.7	772	3.6	931	4.3
Arizona	89	0.4	799	3.7	888	4.1
Texas	725	3.4	98	0.4	823	3.8
Other	1,340	6.2	4,645	21.5	5,985	27.7
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Interest rate type:
Fixed rate	$3,394	15.8%	$1,822	8.4%	$5,216	24.2%
Adjustable rate	3,762	17.4	12,606	58.4	16,368	75.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%

135	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2007	$2,559	10.1%	$8,956	35.5%	$11,515	45.6%
2008	157	0.6	2,866	11.4	3,023	12.0
2009	97	0.4	1,498	5.9	1,595	6.3
2010	97	0.4	2,208	8.8	2,305	9.2
2011	176	0.7	2,476	9.8	2,652	10.5
2012	1,276	5.1	389	1.5	1,665	6.6
2013	557	2.2	71	0.3	628	2.5
2014	680	2.7	31	0.1	711	2.8
2015	1,101	4.4	32	0.1	1,133	4.5
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Geographic concentration:(4)
California	$871	3.5%	$5,013	19.9%	$5,884	23.4%
New York	1,295	5.1	876	3.5	2,171	8.6
Maryland	511	2.0	1,028	4.1	1,539	6.1
Illinois	89	0.4	1,401	5.5	1,490	5.9
Virginia	428	1.7	926	3.7	1,354	5.4
New Jersey	353	1.4	940	3.7	1,293	5.1
Louisiana	1,069	4.2	27	0.1	1,096	4.3
Florida	157	0.6	989	3.9	1,146	4.5
Arizona	81	0.4	995	3.9	1,076	4.3
Washington	113	0.4	806	3.2	919	3.6
Other	1,733	6.9	5,526	21.9	7,259	28.8
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Lien type:
1st lien	$5,705	22.6%	$18,207	72.2%	$23,912	94.8%
2nd lien	995	4.0	320	1.2	1,315	5.2
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
Interest rate type:
Fixed rate	$2,751	10.9%	$2,264	9.0%	$5,015	19.9%
Adjustable rate	3,949	15.7	16,263	64.4	20,212	80.1
Total	$6,700	26.6%	$18,527	73.4%	$25,227	100.0%
__________

(1)	The PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(2)	Percentages within each risk category are calculated based on period-end amounts.

(3)	Modified loans are reported in the origination year of the initial borrowing.

(4)	States listed represent those that have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $382 million and $474 million as of December 31, 2016 and 2015, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of December 31, 2016 and 2015, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheets totaled $69 million and $123 million, respectively.

136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Banking
We evaluate the credit risk of commercial loans using a dual risk-rating system. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2016 and 2015.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	December 31, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,714	59.0%	$9,628	24.2%	$298	61.7%	$25,640	38.3%
Mid-Atlantic	3,024	11.4	3,450	8.7	16	3.3	6,490	9.7
South	4,032	15.2	15,193	38.1	34	7.0	19,259	28.8
Other	3,839	14.4	11,553	29.0	135	28.0	15,527	23.2
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
Internal risk rating:(3)
Noncriticized	$26,309	98.9%	$36,046	90.5%	$473	97.9%	$62,828	93.9%
Criticized performing	242	0.9	2,205	5.5	6	1.3	2,453	3.7
Criticized nonperforming	30	0.1	988	2.5	4	0.8	1,022	1.5
PCI loans(4)	28	0.1	585	1.5	0	0.0	613	0.9
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,949	62.5%	$8,074	21.8%	$376	61.3%	$24,399	38.6%
Mid-Atlantic	2,797	11.0	3,010	8.1	25	4.1	5,832	9.2
South	4,070	15.9	15,240	41.0	40	6.5	19,350	30.6
Other	2,702	10.6	10,811	29.1	172	28.1	13,685	21.6
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
Internal risk rating:(3)
Noncriticized	$25,130	98.5%	$34,008	91.6%	$605	98.7%	$59,743	94.4%
Criticized performing	350	1.4	1,662	4.5	3	0.5	2,015	3.2
Criticized nonperforming	7	0.0	538	1.4	5	0.8	550	0.9
PCI loans(4)	31	0.1	927	2.5	0	0.0	958	1.5
Total	$25,518	100.0%	$37,135	100.0%	$613	100.0%	$63,266	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

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

(4)
We evaluate PCI loans based on their actual risk ratings. Were these PCI loans classified based on their risk ratings, $346 million and $128 million would have been classified as Noncriticized, $247 million and $793 million as Criticized performing, and $20 million and $37 million as Criticized nonperforming as of December 31, 2016 and 2015, respectively.

Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which are reported separately as of December 31, 2016, and 2015, and for the years ended December 31, 2016, 2015 and 2014:
Table 4.9: Impaired Loans(1)

	December 31, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$581	$0	$581	$174	$407	$566
International credit card	134	0	134	65	69	129
Total credit card(2)	715	0	715	239	476	695
Consumer Banking:
Auto(3)	316	207	523	24	499	807
Home loan	241	117	358	19	339	464
Retail banking	52	10	62	14	48	65
Total consumer banking	609	334	943	57	886	1,336
Commercial Banking:
Commercial and multifamily real estate	83	29	112	7	105	112
Commercial and industrial	1,249	144	1,393	162	1,231	1,444
Total commercial lending	1,332	173	1,505	169	1,336	1,556
Small-ticket commercial real estate	4	0	4	0	4	4
Total commercial banking	1,336	173	1,509	169	1,340	1,560
Total	$2,660	$507	$3,167	$465	$2,702	$3,591

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$541	$0	$541	$150	$391	$526
International credit card	125	0	125	59	66	121
Total credit card(2)	666	0	666	209	457	647
Consumer Banking:
Auto(3)	273	215	488	22	466	772
Home loan	229	136	365	18	347	456
Retail banking	51	10	61	14	47	62
Total consumer banking	553	361	914	54	860	1,290
Commercial Banking:
Commercial and multifamily real estate	82	3	85	11	74	88
Commercial and industrial	515	278	793	75	718	862
Total commercial lending	597	281	878	86	792	950
Small-ticket commercial real estate	6	0	6	0	6	7
Total commercial banking	603	281	884	86	798	957
Total	$1,822	$642	$2,464	$349	$2,115	$2,894

	Year Ended December 31,
	2016		2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$540	$58	$539	$57	$571	$58
International credit card	133	10	135	10	160	11
Total credit card(2)	673	68	674	67	731	69
Consumer Banking:
Auto(3)	501	86	462	82	387	72
Home loan	361	5	364	4	388	5
Retail banking	62	2	56	2	69	2
Total consumer banking	924	93	882	88	844	79
Commercial Banking:
Commercial and multifamily real estate	111	3	109	3	175	6
Commercial and industrial	1,215	13	466	5	185	4
Total commercial lending	1,326	16	575	8	360	10
Small-ticket commercial real estate	7	0	7	0	8	0
Total commercial banking	1,333	16	582	8	368	10
Total	$2,930	$177	$2,138	$163	$1,943	$158
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

(2)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(3)	Although assets from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total recorded investment of loans modified in TDRs represents $2.5 billion and $1.8 billion of the impaired loans presented above as of December 31, 2016 and 2015, respectively. Consumer TDRs classified as performing totaled $1.1 billion and $1.0 billion as of December 31, 2016 and 2015, respectively. Commercial TDRs classified as performing totaled $487 million and $334 million as of December 31, 2016 and 2015, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $208 million and $34 million at December 31, 2016 and 2015, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the years ended December 31, 2016, 2015 and 2014:
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Year Ended December 31, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$312	100%	13.19%	0%	0	0%	$0
International credit card	138	100	25.87	0	0	0	0
Total credit card	450	100	17.09	0	0	0	0
Consumer Banking:
Auto	356	44	3.91	74	7	25	78
Home loan	48	64	2.25	87	243	2	0
Retail banking	18	23	7.89	68	10	9	1
Total consumer banking	422	46	3.73	75	38	22	79
Commercial Banking:
Commercial and multifamily real estate	38	0	0.00	67	6	32	3
Commercial and industrial	743	5	0.09	57	20	7	26
Total commercial lending	781	4	0.09	57	19	8	29
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	782	4	0.09	57	19	8	29
Total	$1,654	41	12.42	46	27	9	$108

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Year Ended December 31, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$293	100%	12.28%	0%	0	0%	$0
International credit card	121	100	25.88	0	0	0	0
Total credit card	414	100	16.26	0	0	0	0
Consumer Banking:
Auto	347	41	3.49	69	8	30	93
Home loan	48	61	2.70	79	231	7	0
Retail banking	24	18	6.88	87	6	0	0
Total consumer banking	419	42	3.44	71	36	26	93
Commercial Banking:
Commercial and multifamily real estate	12	0	0.00	86	14	18	1
Commercial and industrial	249	0	0.67	34	7	0	0
Total commercial lending	261	0	0.67	36	8	1	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	262	0	0.67	36	8	1	1
Total	$1,095	54	12.42	36	29	10	$94

	Total Loans Modified(1)(2)	Year Ended December 31, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$269	100%	11.59%	0%	0	0%	$0
International credit card	149	100	25.39	0	0	0	0
Total credit card	418	100	16.51	0	0	0	0
Consumer Banking:
Auto	334	39	1.38	65	9	34	102
Home loan	35	31	2.60	38	152	5	1
Retail banking	11	10	4.21	67	9	0	0
Total consumer banking	380	37	1.50	63	17	30	103
Commercial Banking:
Commercial and multifamily real estate	72	35	1.31	93	8	6	2
Commercial and industrial	101	3	1.66	62	9	1	1
Total commercial lending	173	17	1.35	75	9	3	3
Small-ticket commercial real estate	2	0	0.00	0	0	0	0
Total commercial banking	175	17	1.35	74	9	3	3
Total	$973	60	12.17	38	14	12	$106

141	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)	Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified, excluding an immaterial amount of accrued interest receivable.

(2)
We present the modification types utilized most prevalently across our loan portfolios. As not every modification type is included in the table above, the total % of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.

(3)	Represents percentage of loans modified in TDRs during the period that were granted a reduced interest rate.

(4)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

(5)	Represents weighted average interest rate reduction for those loans that received an interest rate concession.

(6)	Represents percentage of loans modified in TDRs during the period that were granted a maturity date extension.

(7)	Represents weighted average change in maturity date for those loans that received a maturity date extension.

(8)	Represents percentage of loans modified in TDRs during the period that were granted forgiveness or forbearance of a portion of their balance.

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
Table 4.11: TDR—Subsequent Defaults

	Year Ended December 31,
	2016		2015		2014
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	42,250	$73	42,808	$71	40,814	$63
International credit card(1)	40,498	82	33,888	81	38,195	106
Total credit card	82,748	155	76,696	152	79,009	169
Consumer Banking:
Auto	8,587	96	8,647	99	6,651	72
Home loan	56	7	14	2	24	5
Retail banking	48	9	26	2	75	10
Total consumer banking	8,691	112	8,687	103	6,750	87
Commercial Banking:
Commercial and multifamily real estate	1	1	0	0	5	11
Commercial and industrial	150	281	7	19	2	1
Total commercial lending	151	282	7	19	7	12
Small-ticket commercial real estate	7	1	3	0	33	3
Total commercial banking	158	283	10	19	40	15
Total	91,597	$550	85,393	$274	85,799	$271
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of December 31, 2016 and 2015. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	December 31, 2016			December 31, 2015
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$16,506	$3,272	$13,234	$21,151	$3,840	$17,311
Carrying value(1)	15,074	2,263	12,811	19,516	2,629	16,887
__________

(1)
Includes $31 million and $37 million of allowance for loan and lease losses for these loans as of December 31, 2016 and 2015, respectively. We recorded a $6 million release and a $10 million provision for credit losses for the years ended December 31, 2016 and 2015, respectively, for PCI loans.

Changes in Accretable Yield
The following table presents changes in the accretable yield on the PCI loans:
Table 4.13: Changes in Accretable Yield on PCI Loans

(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306
Accretion recognized in earnings	(1,042)	(379)	(663)
Reclassifications from nonaccretable differences(1)	214	94	120
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(939)	(344)	(595)
Accretable yield as of December 31, 2014	$4,653	$1,485	$3,168
Addition due to acquisition	123	7	116
Accretion recognized in earnings	(817)	(284)	(533)
Reclassifications from (to) nonaccretable differences(1)	26	43	(17)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(502)	(7)	(495)
Accretable yield as of December 31, 2015	$3,483	$1,244	$2,239
Accretion recognized in earnings	(711)	(235)	(476)
Reclassifications from nonaccretable differences(1)	138	49	89
Changes in accretable yield for non-credit related changes in expected cash flows(2)	267	6	261
Accretable yield as of December 31, 2016	$3,177	$1,064	$2,113
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.
Finance Charge and Fee Reserves
We continue to accrue finance charges and fees on credit card loans until the account is charged off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $1.1 billion, $732 million and $645 million in 2016, 2015 and 2014, respectively, for the estimated uncollectible portion of billed finance charges and fees. The finance charge and fee reserve, which is recorded as a contra asset on our consolidated balance sheets, totaled $402 million as of December 31, 2016, compared to $262 million as of December 31, 2015.

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Sale
We had total loans held for sale of $1.0 billion and $904 million as of December 31, 2016 and 2015, respectively. We also originated for sale $7.6 billion, $6.4 billion and $5.4 billion of conforming residential mortgage loans and commercial multifamily real estate loans in 2016, 2015 and 2014, respectively. We retained servicing on approximately 100% of these loans sold in both 2016 and 2015, and we retained servicing on 96% of these loans sold in 2014.

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2016, 2015 and 2014.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2013	$3,214	$752	$338	$11	$4,315
Provision (benefit) for loan and lease losses	2,750	703	67	(5)	3,515
Charge-offs	(3,963)	(989)	(34)	(10)	(4,996)
Recoveries	1,235	314	24	9	1,582
Net charge-offs	(2,728)	(675)	(10)	(1)	(3,414)
Other changes(2)	(32)	(1)	0	0	(33)
Balance as of December 31, 2014	3,204	779	395	5	4,383
Reserve for unfunded lending commitments:
Balance as of December 31, 2013	0	7	80	0	87
Provision for losses on unfunded lending commitments	0	0	26	0	26
Balance as of December 31, 2014	0	7	106	0	113
Combined allowance and reserve as of December 31, 2014	$3,204	$786	$501	$5	$4,496
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$779	$395	$5	$4,383
Provision (benefit) for loan and lease losses	3,417	819	256	(2)	4,490
Charge-offs	(4,028)	(1,082)	(76)	(7)	(5,193)
Recoveries	1,110	351	29	8	1,498
Net charge-offs	(2,918)	(731)	(47)	1	(3,695)
Other changes(2)	(49)	1	0	0	(48)
Balance as of December 31, 2015	3,654	868	604	4	5,130
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	0	7	106	0	113
Provision for losses on unfunded lending commitments	0	0	46	0	46
Other changes(2)	0	0	9	0	9
Balance as of December 31, 2015	0	7	161	0	168
Combined allowance and reserve as of December 31, 2015	$3,654	$875	$765	$4	$5,298

145	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Provision (benefit) for loan and lease losses	4,926	1,055	515	(5)	6,491
Charge-offs	(5,019)	(1,226)	(307)	(3)	(6,555)
Recoveries	1,066	406	15	6	1,493
Net charge-offs	(3,953)	(820)	(292)	3	(5,062)
Other changes(2)	(21)	(1)	(34)	0	(56)
Balance as of December 31, 2016	4,606	1,102	793	2	6,503
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision (benefit) for losses on unfunded lending commitments	0	0	(32)	0	(32)
Other changes(2)	0	0	0	0	0
Balance as of December 31, 2016	0	7	129	0	136
Combined allowance and reserve as of December 31, 2016	$4,606	$1,109	$922	$2	$6,639
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of December 31, 2016 and 2015.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,367	$1,016	$622	$2	$6,007
Asset-specific(2)	239	57	169	0	465
PCI loans(3)	0	29	2	0	31
Total allowance for loan and lease losses	$4,606	$1,102	$793	$2	$6,503
Loans held for investment:
Collectively evaluated(1)	$104,835	$57,862	$64,794	$64	$227,555
Asset-specific(2)	715	736	1,509	0	2,960
PCI loans(3)	2	14,456	613	0	15,071
Total loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Allowance coverage ratio(4)	4.36%	1.51%	1.19%	3.13%	2.65%

146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,445	$778	$517	$4	$4,744
Asset-specific(2)	209	54	86	0	349
PCI loans(3)	0	36	1	0	37
Total allowance for loan and lease losses	$3,654	$868	$604	$4	$5,130
Loans held for investment:
Collectively evaluated(1)	$95,459	$51,113	$61,424	$88	$208,084
Asset-specific(2)	666	699	884	0	2,249
PCI loans(3)	0	18,560	958	0	19,518
Total loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Allowance coverage ratio(4)	3.80%	1.23%	0.95%	4.94%	2.23%
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

(3)	The PCI loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 1—Summary of Significant Accounting Policies” for details on these loans.

(4)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership that qualify for net accounting treatment. The expected reimbursements from these partners, which are netted against our allowance for loan and lease losses, result in reductions to reported net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” for further discussion on our card partnership agreements.
The table below summarizes the changes in the expected reimbursements from these partners for the years ended December 31, 2016, 2015 and 2014.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Expected reimbursements from loss sharing partners:
Balance as of beginning of the period	$194	$143	$140
Impact to net charge-offs	(229)	(189)	(164)
Impact to provision for credit losses	263	240	167
Balance as of end of the period	$228	$194	$143

147	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, credit card loan receivables and the related allowance for loan and lease losses, which we report on our consolidated balance sheets under restricted cash, loans held in consolidated trusts, and allowance for loan and lease losses, respectively. The assets of a particular VIE are the primary source of fundings to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the Company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
The table below presents a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics, as of December 31, 2016 and 2015. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,550	$19,662	$0	$0	$0
Home loan securitizations(2)	0	0	201	27	1,276
Total securitization-related VIEs	33,550	19,662	201	27	1,276
Other VIEs:(3)
Affordable housing entities	174	9	3,862	1,093	3,862
Entities that provide capital to low-income and rural communities	927	127	0	0	0
Other	0	0	187	0	187
Total other VIEs	1,101	136	4,049	1,093	4,049
Total VIEs	$34,651	$19,798	$4,250	$1,120	$5,325

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,800	$16,925	$0	$0	$0
Home loan securitizations(2)	0	0	211	27	873
Total securitization-related VIEs	34,800	16,925	211	27	873
Other VIEs:
Affordable housing entities	0	0	3,852	555	3,852
Entities that provide capital to low-income and rural communities	352	101	0	0	0
Other	0	0	57	0	57
Total other VIEs	352	101	3,909	555	3,909
Total VIEs	$35,152	$17,026	$4,120	$582	$4,782
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

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

(3)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $1.9 billion of assets and $618 million of liabilities as of December 31, 2016.

Securitization-Related VIEs
In a securitization transaction, assets from our balance sheet are transferred to a trust, which generally meets the definition of a VIE. Our primary securitization activity is in the form of credit card securitizations, conducted through securitization trusts which we consolidate. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests.
We transfer residential home loans and multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into RMBS or CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these residential home loan and multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE, or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.
We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 19—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2016 and 2015.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
December 31, 2016:
Securities held by third-party investors	$18,826	$1,499		$56	$697
Receivables in the trust	31,762	1,549		50	702
Cash balance of spread or reserve accounts	0	8		N/A	130
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2015:
Securities held by third-party investors	$16,166	$1,754		$74	$789
Receivables in the trust	33,783	1,814		68	794
Cash balance of spread or reserve accounts	0	8		N/A	134
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service only certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

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

Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of December 31, 2016 and 2015, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.5 billion and $1.8 billion as of December 31, 2016 and 2015, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both December 31, 2016 and 2015. We also have unfunded commitments of $5 million and $6 million related to those interests for our non-consolidated VIEs as of December 31, 2016 and 2015, respectively.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $702 million and $794 million as of December 31, 2016 and 2015, respectively. In the event the third party servicer does not fulfill its obligation to exercise the clean-up calls on certain securitizations, the obligation reverts to us and we would be required to acquire a maximum of approximately $420 million of loan receivables and other assets upon our execution of these clean-up calls with the requirement to absorb any losses on the loan receivables and other assets. See “Note 19—Commitments, Contingencies, Guarantees and Others” for information related to these obligations.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $85 million and $76 million as of December 31, 2016 and 2015, respectively. We also have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our maximum credit exposure related to these agreements totaled $12 million and $13 million as of December 31, 2016 and 2015, respectively. These agreements are included in other liabilities on our consolidated balance sheets, and our obligation under these agreements was $8 million as of both December 31, 2016 and 2015.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the years ended December 31, 2016 and 2015, we recognized amortization of $393 million and $337 million, respectively, and tax credits of $444 million and $382 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $3.8 billion and $3.5 billion as of December 31, 2016 and 2015, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had recorded liabilities of $1.2 billion and $1.3 billion for these unfunded commitments as of December 31, 2016 and 2015, respectively, which is expected to be paid from 2017 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.9 billion as of both December 31, 2016 and 2015. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.9 billion as of both December 31, 2016 and 2015. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were $11.5 billion and $11.4 billion as of December 31, 2016 and 2015, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $927 million and $352 million as of December 31, 2016 and 2015, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $187 million and $57 million as of December 31, 2016 and 2015, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of December 31, 2016 and 2015. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	December 31, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,519	N/A	$14,519	N/A
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,151	$(1,715)	436	4.4 years
Core deposit intangibles	1,391	(1,345)	46	2.0 years
Other(2)	314	(131)	183	8.7 years
Total intangible assets	3,856	(3,191)	665	5.4 years
Total goodwill and intangible assets	$18,375	$(3,191)	$15,184
MSRs:
Consumer MSRs(3)	$80	N/A	$80
Commercial MSRs(4)	276	$(82)	194
Total MSRs	$356	$(82)	$274

	December 31, 2015
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,480	N/A	$14,480	N/A
Intangible assets:
PCCR intangibles	2,156	$(1,467)	689	5.1 years
Core deposit intangibles	1,771	(1,662)	109	2.9 years
Other(2)	378	(135)	243	9.6 years
Total intangible assets	4,305	(3,264)	1,041	5.9 years
Total goodwill and intangible assets	$18,785	$(3,264)	$15,521
MSRs:
Consumer MSRs(3)	$68	N/A	$68
Commercial MSRs(4)	212	$(51)	161
Total MSRs	$280	$(51)	$229
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)
Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment. We recorded $31 million and $27 million of amortization expense for the years ended December 31, 2016 and 2015, respectively.

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents goodwill attributable to each of our business segments as of December 31, 2016 and 2015.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2014	$5,001	$4,593	$4,384	$13,978
Acquisitions(1)	1	7	500	508
Other adjustments	(5)	0	(1)	(6)
Balance as of December 31, 2015	$4,997	$4,600	$4,883	$14,480
Acquisitions(1)	36	0	18	54
Other adjustments	(15)	0	0	(15)
Balance as of December 31, 2016	$5,018	$4,600	$4,901	$14,519
__________

(1)
In connection with the HFS acquisition, we recorded goodwill of $518 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill was assigned to the Commercial Banking segment.

We did not recognize any goodwill impairment during 2016, 2015 or 2014. The goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss.
The fair value of reporting units is calculated using a discounted cash flow methodology, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2016 for the reporting units ranged from 8% to 13%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data. For our 2016 goodwill impairment test for our International Card reporting unit, we engaged an independent valuation specialist to assist in the determination of the International Card reporting unit fair value. We employed both a discounted cash flow and market approach to calculate the fair value of our International Card reporting unit. Based on our analysis, fair value exceeded the carrying amount for all reporting units as of our annual testing date; therefore, the second step of impairment testing was unnecessary.
Intangible Assets
In connection with our acquisitions, we recorded intangible assets which include purchased credit card relationship (“PCCR”) intangibles, core deposit intangibles, brokerage relationship intangibles, partnership contract intangibles, other contract intangibles, trademark intangibles and other intangibles, which are subject to amortization. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships and the core deposit intangibles reflect the estimated value of deposit relationships. During 2016, we recorded an impairment charge of $17 million related primarily to our brokerage relationship intangibles. There were no meaningful intangible asset impairments in 2015 or 2014.

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2016, 2015 and 2014 and the estimated future amortization expense for intangible assets as of December 31, 2016:
Table 7.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2014	$532
2015	430
2016	386
Estimated future amounts for the year ended December 31,
2017	245
2018	176
2019	108
2020	57
2021	27
Thereafter	48
Total estimated future amounts	$661

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PREMISES, EQUIPMENT AND LEASE COMMITMENTS
Premises and Equipment
Premises and equipment as of December 31, 2016 and 2015 were as follows:
Table 8.1: Components of Premises and Equipment

	December 31,
(Dollars in millions)	2016	2015
Land	$423	$458
Buildings and improvements	2,958	2,674
Furniture and equipment	1,834	1,735
Computer software	1,681	1,618
In progress	591	514
Total premises and equipment, gross	7,487	6,999
Less: Accumulated depreciation and amortization	(3,812)	(3,415)
Total premises and equipment, net	$3,675	$3,584
Depreciation and amortization expense was $710 million, $638 million and $656 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Lease Commitments
Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by us, as the lessee, of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $330 million, $276 million and $265 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum rental commitments as of December 31, 2016, for all non-cancellable operating leases with initial or remaining terms of one year or more are as follows:
Table 8.2: Lease Commitments

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2017	$317
2018	314
2019	284
2020	262
2021	236
Thereafter	1,173
Total	$2,586
Minimum sublease rental income of $192 million due in future years under non-cancellable leases has not been included in the table above as a reduction to minimum lease payments.

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
We had $211.3 billion and $191.9 billion in interest-bearing deposits as of December 31, 2016 and 2015, respectively. Time deposits issued by domestic offices totaled $19.8 billion and $12.2 billion as of December 31, 2016 and 2015, respectively. Of these deposits, the amount of domestic time deposits with a denomination of $100,000 or more was $2.9 billion and $1.9 billion as of December 31, 2016 and 2015, respectively. Deposits issued by foreign offices totaled $480 million and $843 million as of December 31, 2016 and 2015, respectively.
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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors increased to $18.8 billion as of December 31, 2016, from $16.2 billion as of December 31, 2015. During 2016, approximately $6.3 billion of new debt was issued to third-party investors from our credit card loan securitization trust offset by $3.5 billion of maturities and paydowns.
Senior and Subordinated Notes
As of December 31, 2016, we had $23.4 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $280 million. As of December 31, 2015, we had $21.8 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $134 million. During 2016, we issued $4.4 billion of long-term senior and subordinated debt comprised of $655 million of floating-rate notes and $3.8 billion of fixed-rate notes. During 2016, $2.7 billion of senior and subordinated notes were matured or redeemed. See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
We have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.9 billion and $2.1 billion as of December 31, 2016 and 2015, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. Outstanding FHLB advances totaled $17.2 billion and $20.1 billion as of December 31, 2016 and 2015, respectively, substantially all of which represented long-term advances generally callable on either a one-month or a three-month basis.
We have access to short-term borrowings through the Federal Reserve. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.2 billion as of both December 31, 2016 and 2015. On an annual basis, we process immaterial overnight test trades to ensure continued system functionality and borrowing capabilities. We did not access the Federal Reserve Discount Window for funding during 2016 or 2015.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2016 and 2015. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 9.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2016	December 31, 2015
Deposits:
Non-interest-bearing deposits	$25,502	$25,847
Interest-bearing deposits	211,266	191,874
Total deposits	$236,768	$217,721
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$992	$981
Total short-term borrowings	$992	$981

	December 31, 2016
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2015
Long-term debt:
Securitized debt obligations(1)	2017 - 2025	0.74 - 5.75%	1.61%	$18,826	$16,166
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2017 - 2025	1.20 - 6.75	2.65	17,546	16,559
Floating unsecured senior debt	2018 - 2019	1.56 - 2.06	1.73	1,353	1,198
Total unsecured senior debt			2.58	18,899	17,757
Fixed unsecured subordinated debt	2019 - 2026	3.38 - 8.80	4.09	4,532	4,080
Total senior and subordinated notes				23,431	21,837
Other long-term borrowings:
FHLB advances	2017 - 2025	0.45 - 6.41	0.64	17,179	20,098
Capital lease obligations	2017 - 2035	3.09 - 12.86	4.17	32	33
Total other long-term borrowings				17,211	20,131
Total long-term debt				$59,468	$58,134
Total short-term borrowings and long-term debt				$60,460	$59,115
__________

(1)	Outstanding amount includes any fair value hedge accounting adjustments.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest-bearing time deposits, securitized debt obligations and other debt as of December 31, 2016 mature as follows:
Table 9.2: Maturity Profile of Borrowings and Debt

(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Interest-bearing time deposits(1)	$6,543	$5,095	$2,740	$3,268	$1,928	$250	$19,824
Securitized debt obligations	7,233	2,366	5,637	1,562	1,698	330	18,826
Federal funds purchased and securities loaned or sold sold under agreements to repurchase	992	0	0	0	0	0	992
Senior and subordinated notes	2,814	4,684	5,701	0	3,474	6,758	23,431
Other borrowings	19	10	1,252	1,001	5,651	9,278	17,211
Total	$17,601	$12,155	$15,330	$5,831	$12,751	$16,616	$80,284
__________

(1)	Includes only those interest bearing deposits which have a contractual maturity date.

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the years ended December 31, 2016, 2015 and 2014:
Table 9.3: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2	$1	$2
FHLB advances	0	9	19
Total short-term borrowings	2	10	21
Long-term debt:
Securitized debt obligations(1)	216	151	145
Senior and subordinated notes(1)	476	330	299
Other long-term borrowings	111	43	26
Total long-term debt	803	524	470
Total interest expense on short-term borrowings and long-term debt	$805	$534	$491
__________

(1)	Interest expense includes the impact from hedge accounting.

159	Capital One Financial Corporation (COF)

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

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of December 31, 2016 and 2015, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.

160	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2016			December 31, 2015
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$40,480	$295	$569	$34,417	$550	$146
Cash flow hedges	50,400	151	287	30,450	167	61
Total interest rate contracts	90,880	446	856	64,867	717	207
Foreign exchange contracts:
Cash flow hedges	5,620	108	9	5,580	239	2
Net investment hedges	2,396	163	0	2,562	87	0
Total foreign exchange contracts	8,016	271	9	8,142	326	2
Total derivatives designated as accounting hedges	98,896	717	865	73,009	1,043	209
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,696	17	21	1,665	11	7
Customer accommodation	39,474	670	530	28,841	431	290
Other interest rate exposures(3)	1,105	33	8	1,519	33	10
Total interest rate contracts	42,275	720	559	32,025	475	307
Other contracts	1,767	57	14	882	0	4
Total derivatives not designated as accounting hedges	44,042	777	573	32,907	475	311
Total derivatives	$142,938	$1,494	$1,438	$105,916	$1,518	$520
Less: netting adjustment(4)		(539)	(336)		(532)	(143)
Total derivative assets/liabilities		$955	$1,102		$986	$377
__________

(1)	Derivative assets and liabilities include interest accruals and exclude valuation adjustments related to non-performance risk.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 10.2 for further information.

Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. Derivative contracts that are cleared with central clearinghouses through our Future Commission Merchants (“FCMs”) are not subject to offsetting due to the uncertainty existing around an end-user’s ability to setoff these derivative contracts. Therefore, as of December 31, 2016 and 2015, we did not offset our derivative positions cleared through clearinghouses.
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
The following table presents as of December 31, 2016 and 2015 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 10.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of December 31, 2016
Derivatives assets(1)(2)	$1,494	$(152)	$(387)	$955	$(11)	$944
As of December 31, 2015
Derivatives assets(1)(2)	1,518	(86)	(446)	986	(156)	830

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of December 31, 2016
Derivatives liabilities(1)(2)	$1,438	$(152)	$(184)	$1,102	$0	$1,102
Repurchase agreements(3)(4)	992	0	0	992	(992)	0
As of December 31, 2015
Derivatives liabilities(1)(2)	520	(86)	(57)	377	0	377
Repurchase agreements(3)	969	0	0	969	(969)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of December 31, 2016 that totaled $491 million and $908 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2015 totaled $429 million and $314 million, respectively. These contracts were not subject to offsetting as of December 31, 2016 and 2015.

(2)
We received cash collateral from derivative counterparties totaling $448 million and $544 million as of December 31, 2016 and 2015, respectively. We also received securities from derivative counterparties with a fair value of $16 million and $172 million as of December 31, 2016 and 2015, respectively, which we have the ability to re-pledge. We posted $1.5 billion and $304 million of cash collateral as of December 31, 2016 and 2015, respectively.

(3)	As of December 31, 2016 and 2015, we only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(4)
Represents customer repurchase agreements that mature the next business day. As of December 31, 2016, we pledged collateral with a fair value of $1.0 billion under these customer repurchase agreements, which were primarily agency RMBS securities.

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
To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties.These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral in the event the fair values of derivatives exceed established thresholds to the other counterparty. We also clear eligible OTC derivatives with central clearinghouses through FCMs as part of the regulatory requirement. The use of the central clearinghouses and the FCMs reduces our bilateral counterparty credit exposures while it increases our credit exposures to CCPs and FCMs. Certain of our agreements governing derivative transactions include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Had our debt credit rating fallen below investment grade, we would have been required to post additional $81 million and $55 million of collateral as of December 31, 2016 and 2015, respectively. In addition, certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our counterparties to demand additional collateral on such derivative instruments in a net liability position. The fair value of derivative instruments with credit risk-related contingent features in a net liability position was less than $1 million as of both December 31, 2016 and 2015.
We record counterparty credit risk valuation adjustments on our OTC derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction to the derivative asset balance was $6 million and $4 million as of December 31, 2016 and 2015, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million as of both December 31, 2016 and 2015.
Income Statement Presentation and AOCI
The following table summarizes the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the years ended December 31, 2016, 2015 and 2014.
Table 10.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(613)	$(66)	$200
Gains (losses) recognized in earnings on hedged items	603	75	(157)
Net fair value hedge ineffectiveness gains (losses)	(10)	9	43
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	(1)	3	23
Customer accommodation	37	21	18
Other interest rate exposures	68	44	11
Total interest rate contracts	104	68	52
Foreign exchange contracts	0	0	1
Other contracts	(9)	(2)	(1)
Total gains on derivatives not designated as accounting hedges	95	66	52
Net derivative gains recognized in earnings	$85	$75	$95
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the years ended December 31, 2016, 2015 and 2014.
Table 10.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(6)	$301	$251
Foreign exchange contracts	3	(17)	(23)
Subtotal	(3)	284	228
Net investment hedges:
Foreign exchange contracts	280	83	132
Net derivatives gains (losses) recognized in AOCI	$277	$367	$360
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$192	$190	$131
Foreign exchange contracts(2)	3	(16)	(23)
Subtotal	195	174	108
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	(4)	2	1
Net derivative gains (losses) recognized in earnings	$191	$176	$109
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $112 million currently recorded in AOCI as of December 31, 2016. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of December 31, 2016. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2016 and 2015.
Table 11.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	December 31, 2016	December 31, 2015
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	N/A
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	N/A
Total								$4,360	$3,294
__________

(1)	With the exception of Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

165	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the years ended December 31, 2016, 2015 and 2014.
Table 11.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)
Other comprehensive income (loss) before reclassifications	302	0	228	(48)	(5)	477
Amounts reclassified from AOCI into earnings	2	76	(108)	0	(5)	(35)
Net other comprehensive income (loss)	304	76	120	(48)	(10)	442
AOCI as of December 31, 2014	410	(821)	10	(8)	(21)	(430)
Other comprehensive income (loss) before reclassifications	(268)	0	284	(135)	(5)	(124)
Amounts reclassified from AOCI into earnings	20	96	(174)	0	(4)	(62)
Net other comprehensive income (loss)	(248)	96	110	(135)	(9)	(186)
AOCI as of December 31, 2015	162	(725)	120	(143)	(30)	(616)
Other comprehensive income (loss) before reclassifications	(172)	0	(3)	(79)	7	(247)
Amounts reclassified from AOCI into earnings	6	104	(195)	0	(1)	(86)
Net other comprehensive income (loss)	(166)	104	(198)	(79)	6	(333)
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
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
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the years ended December 31, 2016, 2015 and 2014.
Table 11.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2016	2015	2014
Securities available for sale:
	Non-interest income	$(10)	$(32)	$(3)
	Income tax provision (benefit)	(4)	(12)	(1)
	Net income (loss)	(6)	(20)	(2)
Securities held to maturity:(1)
	Interest income	(164)	(151)	(131)
	Income tax provision (benefit)	(60)	(55)	(55)
	Net income (loss)	(104)	(96)	(76)
Cash flow hedges:
Interest rate contracts:	Interest income	306	303	209
Foreign exchange contracts:	Interest income	6	(5)	0
	Non-interest income	(2)	(21)	(36)
	Income from continuing operations before income taxes	310	277	173
	Income tax provision	115	103	65
	Net income	195	174	108

166	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount Reclassified from AOCI
(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2016	2015	2014
Other:
	Various (pension and other)	2	5	11
	Income tax provision	1	1	6
	Net income	1	4	5
Total reclassifications		$86	$62	$35
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

The table below summarizes other comprehensive income activity and the related tax impact for the years ended December 31, 2016, 2015 and 2014.
Table 11.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2016			2015			2014
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(254)	$(88)	$(166)	$(393)	$(145)	$(248)	$482	$178	$304
Net changes in securities held to maturity	164	60	104	151	55	96	131	55	76
Net unrealized gains (losses) on cash flow hedges	(315)	(117)	(198)	175	65	110	192	72	120
Foreign currency translation adjustments(1)	86	165	(79)	(86)	49	(135)	29	77	(48)
Other	10	4	6	(14)	(5)	(9)	(18)	(8)	(10)
Other comprehensive income (loss)	$(309)	$24	$(333)	$(167)	$19	$(186)	$816	$374	$442
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
Bank holding companies (“BHCs”) and national banks are subject to capital adequacy standards adopted by the Federal Banking Agencies, including the Basel III Capital Rule. Moreover, the Banks, as insured depository institutions, are subject to PCA capital regulations,which require the Federal Banking Agencies to take prompt corrective action for banks that do not meet PCA capital requirements. The Company entered parallel run under Advanced Approaches on January 1, 2015, during which we calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continue to use the Standardized Approach for purposes of meeting regulatory capital requirements.
As of January 1, 2015, under the Basel III Capital Rule, the regulatory minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations include a common equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0% and a Tier 1 leverage capital ratio of at least 4.0%. The Basel III Capital Rule introduced a supplementary leverage ratio for all Advanced Approaches banking organizations, which compares Tier 1 capital to total leverage exposure, which includes all on-balance sheet assets and certain off-balance sheet exposures, including derivatives and unused commitments. Beginning in the first quarter of 2015, as an Advanced Approaches banking organization, we are required to calculate and publicly disclose our supplementary leverage ratio. The supplementary leverage ratio minimum requirement of 3.0% becomes effective on January 1, 2018.
For additional information about the capital adequacy guidelines we are subject to, see “Part 1—Item 1. Business—Supervision and Regulation.”

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio (where applicable) as of December 31, 2016 and 2015.
Table 12.1: Capital Ratios Under Basel III(1)

	December 31, 2016				December 31, 2015
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$28,803	10.1%	4.5%	N/A	$29,544	11.1%	4.5%	N/A
Tier 1 capital(3)	33,162	11.6	6.0	6.0%	32,838	12.4	6.0	6.0%
Total capital(4)	40,817	14.3	8.0	10.0	38,838	14.6	8.0	10.0
Tier 1 leverage(5)	33,162	9.9	4.0	N/A	32,838	10.6	4.0	N/A
Supplementary leverage(6)	33,162	8.6	N/A	N/A	32,838	9.2	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(2)	$11,568	12.0%	4.5%	6.5%	$10,644	12.2%	4.5%	6.5%
Tier 1 capital(3)	11,568	12.0	6.0	8.0	10,644	12.2	6.0	8.0
Total capital(4)	14,230	14.8	8.0	10.0	13,192	15.2	8.0	10.0
Tier 1 leverage(5)	11,568	10.8	4.0	5.0	10,644	10.8	4.0	5.0
Supplementary leverage(6)	11,568	8.9	N/A	N/A	10,644	9.0	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(2)	$20,670	10.6%	4.5%	6.5%	$21,765	11.8%	4.5%	6.5%
Tier 1 capital(3)	20,670	10.6	6.0	8.0	21,765	11.8	6.0	8.0
Total capital(4)	23,117	11.8	8.0	10.0	23,832	12.9	8.0	10.0
Tier 1 leverage(5)	20,670	7.7	4.0	5.0	21,765	8.8	4.0	5.0
Supplementary leverage(6)	20,670	6.9	N/A	N/A	21,765	7.9	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, such as the inclusion of the unrealized gains and losses on securities available for sale included in AOCI and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018. Capital ratios that are not applicable are denoted by “N/A.”

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(6)	Supplementary leverage ratio (“SLR”) is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well-capitalized under PCA requirements as of both December 31, 2016 and 2015.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2016, funds available for dividend payments from COBNA and CONA were $3.9 billion and $1.0 billion, respectively. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2016	2015	2014
Income from continuing operations, net of tax	$3,770	$4,012	$4,423
Income (loss) from discontinued operations, net of tax	(19)	38	5
Net income	3,751	4,050	4,428
Dividends and undistributed earnings allocated to participating securities(1)	(24)	(20)	(18)
Preferred stock dividends	(214)	(158)	(67)
Net income available to common stockholders	$3,513	$3,872	$4,343

Total weighted-average basic shares outstanding	504.9	541.8	563.1
Effect of dilutive securities:
Stock options	2.0	2.6	2.7
Other contingently issuable shares	1.3	1.3	1.6
Warrants(2)	1.6	2.3	4.5
Total effect of dilutive securities	4.9	6.2	8.8
Total weighted-average diluted shares outstanding	509.8	548.0	571.9

Basic earnings per common share:
Net income from continuing operations	$7.00	$7.08	$7.70
Income (loss) from discontinued operations	(0.04)	0.07	0.01
Net income per basic common share	$6.96	$7.15	$7.71

Diluted earnings per common share:(3)
Net income from continuing operations	$6.93	$7.00	$7.58
Income (loss) from discontinued operations	(0.04)	0.07	0.01
Net income per diluted common share	$6.89	$7.07	$7.59
__________

(1)
Dividends and undistributed earnings allocated to participating securities includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). There were 4.1 million warrants to purchase common stock outstanding as of both December 31, 2016 and 2015, and 6.4 million as of December 31, 2014.

(3)
Excluded from the computation of diluted earnings per share were 1.7 million shares related to options with exercise prices ranging from $63.73 to $88.81, 1.9 million shares related to options with exercise prices ranging from $70.96 to $88.81 and 2.9 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the years ended December 31, 2016, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2016, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 55 million common shares in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), share-settled restricted stock units (“RSUs”), performance share awards (“PSAs”) and performance share units (“PSUs”). Of this amount, 17 million shares remain available for future issuance as of December 31, 2016. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units (and in the past issued cash equity units). These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan.
Total compensation expense recognized for stock-based compensation for 2016, 2015 and 2014 was $239 million, $161 million and $205 million, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation for 2016, 2015 and 2014 was $89 million, $61 million and $77 million, respectively.
Stock Options
Stock options have a maximum contractual term of ten years. Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. Option vesting is determined at the time of grant and may be subject to the achievement of any applicable performance conditions. Options generally become exercisable over three years beginning on the first anniversary of the date of grant; however, some option grants cliff-vest on or shortly after the first or third anniversary of the grant date.
The following table presents a summary of 2016 activity for stock options and the balance of stock options exercisable as of December 31, 2016.
Table 14.1: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	9,322	$53.98
Granted	441	63.73
Exercised	(2,091)	64.61
Forfeited	(88)	86.29
Expired	(599)	88.64
Outstanding as of December 31, 2016	6,985	$48.03	4.0 years	$274
Exercisable as of December 31, 2016	5,955	$44.34	3.2 years	$255
The weighted-average fair value of each option granted for 2016, 2015 and 2014 was $16.36, $15.11 and $16.39, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $31 million, $23 million and $24 million, respectively. The unrecognized compensation expense related to stock options as of December 31, 2016 was $4 million, which is expected to be amortized over a weighted-average period of approximately nine months.

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.
Table 14.2: Stock Options Cash Flow Impact

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Cash received for options exercised	$135	$64	$131
Tax benefit realized for options exercised	12	9	9
Compensation expense for stock options is based on the grant date fair value, which is estimated using the Black-Scholes option-pricing model. Certain stock options have discretionary vesting conditions and are remeasured at fair value each reporting period. The option pricing model requires the use of numerous assumptions, many of which are subjective.
The following table presents the weighted-average assumptions used to value stock options granted during 2016, 2015 and 2014.
Table 14.3: Assumptions Used to Value Stock Options Granted

	Year Ended December 31,
	2016	2015	2014
Dividend yield(1)	2.07%	1.82%	1.74%
Volatility(2)	30.00	24.00	26.00
Risk-free interest rate(3)	1.64	1.55	1.92
Expected option lives(4)	6.6 years	6.3 years	6.1 years
__________

(1)	Dividend yield represents the expected dividend rate over the life of the option.

(2)
The volatility assumption for 2016 grants was based on the implied volatility of exchange-traded options and the historical volatility of common stock. The volatility assumption for 2015 and 2014 grants was based on the implied volatility of exchange-traded options and warrants.

(3)	The risk-free interest rate is based on the U.S. Treasury yield curve.

(4)	Expected option lives represents the period of time that options granted are expected to remain outstanding based on historical activities.
Restricted Stock Awards and Units
RSAs and RSUs represent share-settled awards that do not contain performance conditions and are granted to certain employees at no cost to the recipient. RSAs and RSUs generally vest over three years from the date of grant; however, some RSAs and RSUs cliff vest on or shortly after the first or third anniversary of the grant date. These awards and units are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period of time. A recipient of a RSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of a RSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of a RSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding, but is not entitled to voting rights.
Generally, the value of RSAs and RSUs will equal the fair market value of our common stock on the date of grant and the expense is recognized over the vesting period.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of 2016 activity for RSAs and RSUs.
Table 14.4: Summary of Restricted Stock Awards and Units

	Restricted Stock Awards		Restricted Stock Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2016	387	$61.28	2,310	$70.34
Granted	0	0.00	1,810	65.19
Vested	(313)	60.85	(664)	73.83
Forfeited	(7)	61.10	(198)	71.08
Unvested as of December 31, 2016	67	$63.34	3,258	$66.72
There were no RSAs granted in 2016, 2015 and 2014, as we shifted to primarily granting RSUs beginning in 2014. The total fair value of RSAs that vested during 2016, 2015 and 2014 was $21 million, $28 million and $57 million, respectively. The unrecognized compensation expense related to unvested RSAs as of December 31, 2016 was $1 million, which is expected to be amortized over a weighted-average period of 1.8 years.
The weighted-average grant date fair value of RSUs in 2016, 2015 and 2014 was $65.19, $76.15 and $72.12, respectively. The total fair value of RSUs that vested during 2016, 2015 and 2014 was $42 million, $27 million and $5 million, respectively. The unrecognized compensation expense related to unvested RSUs as of December 31, 2016 was $96 million, which is expected to be amortized over a weighted-average period of 1.8 years.
Performance Share Awards and Units
PSAs and PSUs represent share-settled awards that contain performance conditions and are granted to certain employees at no cost to the recipient. PSAs and PSUs generally vest over three years from the date of grant; however, some PSUs cliff vest on or shortly after the third anniversary of the grant date. Generally, the value of PSAs and PSUs will equal the fair market value of our common stock on the date of grant and the expense is recognized over the vesting period. Certain PSAs and PSUs have discretionary vesting conditions and are remeasured at fair value each reporting period. A recipient of a PSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of a PSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of a PSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the PSU is outstanding, but is not entitled to voting rights.
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
The following table presents a summary of 2016 activity for PSAs and PSUs.
Table 14.5: Summary of Performance Share Awards and Units

	Performance Share Awards		Performance Share Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2016	183	$57.30	1,706	$70.95
Granted(1)	0	0.00	1,213	62.89
Vested(1)	(177)	56.86	(823)	63.06
Forfeited	0	0.00	(19)	66.75
Unvested as of December 31, 2016	6	$70.96	2,077	$69.40
__________

(1)	Granted and vested include adjustments for achievement of specific performance goals for performance share units granted in prior periods.

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no PSAs granted in 2016 and 2015. The weighted-average grant date fair value of PSAs granted during 2014 was $70.96. The total fair value of PSAs that vested during 2016, 2015 and 2014 was $11 million, $30 million and $33 million, respectively. There was no unrecognized compensation expense related to unvested PSAs as of December 31, 2016.
The weighted-average grant date fair value of PSUs granted during 2016, 2015 and 2014 was $62.89, $65.98 and $68.66, respectively. The total fair value of performance share units that vested on the vesting date was $54 million, $74 million and $20 million in 2016, 2015 and 2014, respectively. The unrecognized compensation expense related to unvested performance share units as of December 31, 2016 was $33 million, which is expected to be amortized over a weighted-average period of 1 year.
Cash-Settled Units
Cash-settled units are recorded as liabilities and marked-to-market on a quarterly basis. Cash-settled units are settled with a cash payment for each unit vested that is equal to the average fair market value of our common stock for the 15 or 20 trading days preceding the vesting date. Cash-settled units generally vest over three years beginning on the first anniversary of the date of grant; however, some cash-settled units cliff vest shortly before the one year anniversary of the grant date or on or shortly after the third anniversary of the grant date. Cash-settled units vesting during 2016, 2015 and 2014 resulted in cash payments to associates of $36 million, $70 million and $72 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2016.
Associate Stock Purchase Plan
We maintain an Associate Stock Purchase Plan (“Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $18 million, $16 million and $13 million in compensation expense for 2016, 2015 and 2014, respectively, under the Purchase Plan.
Under the Purchase Plan, eligible associates are permitted to contribute between 1% and 15% of their base salary through payroll deductions and receive a 17.65% Company match on the contributions. Both the associates’ contributions and the Company match are applied to the purchase of our unissued common or treasury stock at the current market price. Shares may also be acquired on the open market. Dividends for active participants are automatically reinvested in additional shares of common stock. Of the 18 million total authorized shares as of December 31, 2016, 5 million shares were available for issuance.
Dividend Reinvestment and Stock Purchase Plan
In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. Of the 8 million total authorized shares as of December 31, 2016, 7 million shares were available for issuance under the 2002 DRP.

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associates’ account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service compensation limit) less deferrals. We contributed a total of $252 million, $234 million and $214 million to these plans during the years ended December 31, 2016, 2015 and 2014, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
We sponsor a frozen qualified defined benefit pension plan and several non-qualified defined benefit pension plans. We also sponsor a plan that provides other postretirement benefits, including medical and life insurance coverage.
Our pension plans and the other postretirement benefit plans are valued using December 31, 2016 and 2015 measurement dates. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.
The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized on our consolidated balance sheets.
Table 15.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2016	2015	2016	2015
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$185	$204	$45	$55
Service cost	2	1	0	0
Interest cost	7	8	2	2
Benefits paid	(14)	(15)	(3)	(3)
Net actuarial loss (gain)	0	(13)	(5)	(9)
Accumulated benefit obligation as of December 31,	$180	$185	$39	$45
Change in plan assets:
Fair value of plan assets as of January 1,	$222	$239	$5	$7
Actual return on plan assets	17	(3)	1	(1)
Employer contributions	1	1	3	2
Benefits paid	(14)	(15)	(3)	(3)
Fair value of plan assets as of December 31,	$226	$222	$6	$5
Over (under) funded status as of December 31,	$46	$37	$(33)	$(40)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2016	2015	2016	2015
Balance sheet presentation as of December 31,
Other assets	$57	$48	$0	$0
Other liabilities	(11)	(11)	(33)	(40)
Net amount recognized as of December 31,	$46	$37	$(33)	$(40)

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic benefit costs and other amounts recognized in other comprehensive income.
Table 15.2: Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
(Dollars in millions)	Defined Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$2	$1	$1	$0	$0	$0
Interest cost	7	8	8	2	2	2
Expected return on plan assets	(14)	(15)	(14)	0	0	0
Amortization of transition obligation, prior service credit and net actuarial loss (gain)	1	1	1	(6)	(4)	(3)
Net periodic benefit gain	$(4)	$(5)	$(4)	$(4)	$(2)	$(1)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain (loss)	$4	$(5)	$(16)	$5	$7	$(3)
Reclassification adjustments for amounts recognized in net periodic benefit cost	1	1	1	(6)	(4)	(3)
Total gain (loss) recognized in other comprehensive income	$5	$(4)	$(15)	$(1)	$3	$(6)
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of the following:
Table 15.3: Amounts Recognized in AOCI

	December 31,
	2016	2015	2016	2015
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Prior service cost	$0	$0	$(2)	$(2)
Net actuarial gain (loss)	(66)	(71)	12	12
Accumulated other comprehensive income (loss)	$(66)	$(71)	$10	$10
Pre-tax amounts recorded in AOCI as of December 31, 2016 that are expected to be recognized as a component of our net periodic benefit cost in 2017 consist of the following:
Table 15.4: Estimated Amortization of Unamortized Actuarial Gains and Losses - 2017

	2017 Estimate
(Dollars in millions)	Defined Pension Benefits	Other Postretirement Benefits
Prior service cost	$0	$0
Net actuarial gain (loss)	(1)	5
Net gain (loss)	$(1)	$5

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents weighted-average assumptions used in the accounting for the plans:
Table 15.5: Assumptions Used in the Accounting for the Plans

	December 31,
	2016	2015	2014	2016	2015	2014
	Defined Pension Benefits			Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	4.0%	4.2%	3.9%	4.0%	4.2%	3.9%
Assumptions for periodic benefit cost for the year ended:
Discount rate	4.2	3.9	4.6	4.2	3.9	4.6
Expected long-term rate of return on plan assets	6.5	6.5	6.5	6.5	6.5	6.5
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year:
Pre-age 65	N/A	N/A	N/A	6.7	7.0	7.3
Post-age 65	N/A	N/A	N/A	6.8	7.1	7.4
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.5	4.5	4.5
Year the rate reaches the ultimate trend rate	N/A	N/A	N/A	2037	2037	2028
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
Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The following table presents the effect of a one-percent change in the assumed health care cost trend rate on our accumulated postretirement benefit obligation. There were insignificant effects on total service and interest cost for the years ended December 31, 2016, 2015 and 2014.
Table 15.6: Sensitivity Analysis

	Year Ended December 31,
	2016		2015
(Dollars in millions)	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$4	$(4)	$5	$(4)
Plan Assets
The asset allocations as of the annual measurement dates are as follows:

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 15.7: Plan Assets

	December 31,
	2016	2015
Common collective trusts(1)	62%	57%
Corporate bonds (Standard & Poor’s (“S&P”) rating of A or higher)	6	6
Corporate bonds (S&P rating of lower than A)	12	13
Government securities	13	18
Mortgage-backed securities	5	5
Municipal bonds	1	1
Money market fund	1	0
Total	100%	100%
__________

(1)	Common collective trusts primarily include domestic and international equity securities.
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
Fair Value Measurement
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 17—Fair Value Measurement.”
Table 15.8: Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2016
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Plan assets, at fair value:
Corporate bonds (S&P rating of A or higher)	$0	$15	$0	$15
Corporate bonds (S&P rating of lower than A)	0	29	0	29
Government securities	0	31	0	31
Mortgage-backed securities	0	11	0	11
Municipal bonds	0	1	0	1
Money market fund	0	2	0	2
Plan assets in fair value hierarchy	$0	$89	$0	$89
Plan assets not classified in fair value hierarchy(1):
Common collective trusts				143
Total plan assets, at fair value				$232

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Plan assets, at fair value:
Corporate bonds (S&P rating of A or higher)	$0	$15	$0	$15
Corporate bonds (S&P rating of lower than A)	0	30	0	30
Government securities	0	40	0	40
Mortgage-backed securities	0	12	0	12
Municipal bonds	0	1	0	1
Plan assets in fair value hierarchy	$0	$98	$0	$98
Plan assets not classified in fair value hierarchy(1):
Common collective trusts				129
Total plan assets, at fair value				$227
__________

(1)
These plan assets are measured at net asset value per share (or its equivalent) as practical expedient and have not been classified in the fair value hierarchy. The fair value amounts are presented in this table to reconcile to the line items presented in Table 15.1: Changes in Benefit Obligation and Plan Assets.

Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Table 15.9: Expected Future Benefits Payments

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2017	$12	$3
2018	12	3
2019	12	3
2020	11	3
2021	11	3
2022-2026	52	11
In 2017, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—INCOME TAXES
We recognize the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which the differences are expected to be settled or realized. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.
The following table presents significant components of the provision for income taxes attributable to continuing operations:
Table 16.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Current income tax provision:
Federal taxes	$2,087	$1,991	$1,934
State taxes	209	207	197
International taxes	104	73	91
Total current provision	$2,400	$2,271	$2,222
Deferred income tax provision (benefit):
Federal taxes	$(621)	$(368)	$(125)
State taxes	(63)	(39)	22
International taxes	(2)	5	27
Total deferred provision (benefit)	$(686)	$(402)	$(76)
Total income tax provision	$1,714	$1,869	$2,146
The international income tax provision related to pre-tax earnings from foreign operations totaled approximately $287 million, $288 million and $466 million in 2016, 2015 and 2014, respectively.
The following table presents the income tax provision (benefit) reported in stockholders’ equity:
Table 16.2: Income Tax Provision (Benefit) Reported in Stockholders’ Equity

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Income tax provision recorded in AOCI(1)	$24	$19	$374
Income tax provision (benefit) recorded in additional paid in capital	33	(7)	16
Foreign currency translation (gains) losses	(5)	23	6
Total income tax provision recorded in stockholders’ equity	$52	$35	$396
__________

(1)	Income tax provision (benefit) recorded in AOCI includes the impact from hedging instruments designated as net investment hedges.
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations for the years ended December 31, 2016, 2015 and 2014:

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.3: Effective Income Tax Rate

	Year Ended December 31,
	2016	2015	2014
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	1.9	1.8
Low-income housing, new markets and other tax credits	(4.9)	(4.0)	(3.0)
Other foreign tax differences, net	0.3	(0.2)	(0.6)
Other, net	(1.0)	(0.9)	(0.5)
Effective income tax rate	31.3%	31.8%	32.7%
The following table presents significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015:
Table 16.4: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan and lease losses	$2,350	$1,853
Rewards programs	1,348	1,192
Security and loan valuations	869	912
Goodwill and intangibles	294	245
Compensation and employee benefits	276	303
Representation and warranty reserve	234	226
Net operating loss and tax credit carryforwards	188	176
Unearned income	186	143
Net unrealized losses on derivatives	35	0
Other assets	270	329
Subtotal	6,050	5,379
Valuation allowance	(179)	(166)
Total deferred tax assets	5,871	5,213
Deferred tax liabilities:
Original issue discount	1,012	940
Fixed assets and leases	221	242
Net unrealized gains on derivatives	0	46
Other liabilities	328	323
Total deferred tax liabilities	1,561	1,551
Net deferred tax assets	$4,310	$3,662
As of December 31, 2016, we have federal net operating loss carryforwards and losses of $19 million attributable to prior acquisitions that expire from 2018 to 2036. Under IRS rules, the Company’s ability to utilize these losses against future income is limited. We have state operating loss carryforwards with a net tax value of $182 million that expire from 2017 to 2036.
The valuation allowance increased by $13 million to $179 million as of December 31, 2016 in order to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized. We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $5 million benefit for net interest and penalties for 2016 and a $3 million benefit for both 2015 and 2014.

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits:
Table 16.5: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2014	$114	$39	$153
Additions for tax positions related to prior years	9	2	11
Reductions for tax positions related to prior years due to IRS and other settlements	(16)	(5)	(21)
Balance as of December 31, 2014	$107	$36	$143
Additions for tax positions related to prior years	38	8	46
Reductions for tax positions related to prior years due to IRS and other settlements	(15)	(11)	(26)
Balance as of December 31, 2015	$130	$33	$163
Additions for tax positions related to prior years	0	6	6
Reductions for tax positions related to prior years due to IRS and other settlements	(45)	(15)	(60)
Balance as of December 31, 2016	$85	$24	$109
Portion of balance at December 31, 2016 that, if recognized, would impact the effective income tax rate	$55	$16	$71
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2016, the IRS completed its examination of the Company’s federal income tax returns for the tax years 2012 and 2013.
The Company entered into the IRS Compliance Assurance Process (“CAP”) for the Company’s 2014 federal income tax return. The Company’s 2015 and 2016 tax years were under CAP examination in 2016. For the 2015 tax year, the CAP examination process was substantially completed in 2016 prior to the filing of the Company’s 2015 federal income tax return. A single issue remains under examination for both 2014 and 2015, which the Company does not anticipate will impact its unrecognized tax benefits. The Company continued in the CAP examination process for the 2016 tax year during 2016, with a similar expectation that the IRS examination will be substantially completed prior to the filing of its 2016 federal income tax return in 2017. The Company has also been accepted into CAP for 2017. It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within twelve months of the reporting date as a result of the above-referenced pending matters. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2016, U.S. income taxes and foreign withholding taxes have not been provided on approximately $1.3 billion of unremitted earnings of subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.
As of December 31, 2016, U.S. income taxes of approximately $107 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the acquisitions of North Fork Bancorporation, Inc. (“North Fork”) and Chevy Chase Bank, F.S.B. (“CCB”), are subject to recapture in the unlikely event that CONA, as successor to North Fork and CCB, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—FAIR VALUE MEASUREMENT
Fair value, also referred to as an exit price, is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

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
Groups independent of our trading and investing functions participate in the review and validation process. Tasks performed by these groups include periodic verification of fair value measurements to determine if assigned fair values are reasonable, including comparing prices from third-party pricing services to other available market information.
Our Fair Value Committee (“FVC”), which includes representation from business areas, Risk Management and Finance divisions, provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our fair valuations to ensure that our valuation practices are consistent with industry standards and adhere to regulatory and accounting guidance.
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing and fair value measurements. The Model Risk Office validates all models and provides ongoing monitoring of their performance.
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
Financial Assets and Liabilities
The following describes the valuation techniques used in estimating the fair value of our financial assets and liabilities recorded at fair value on a recurring basis or nonrecurring basis, and for financial instruments not recorded at fair value. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities
Quoted prices in active markets are used to measure the fair value of U.S. Treasury securities. For the majority of securities in other investment categories, we utilize multiple third-party pricing services to obtain fair value measurements. A pricing service may be considered as the primary pricing provider for certain securities and the designation of the primary pricing provider may vary depending on how closely aligned its prices are to other vendor prices, and how consistent the prices are with other available market information. The determination of the primary pricing provider is based on our experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurements for the various types of securities.
RMBS and CMBS securities are generally classified as Level 2 or 3. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by dealers, valuation from external pricing services, independent pricing models, or other model-based valuation techniques, for example, calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings and losses. Generally, the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may also incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer inputs, credit spreads, forward curves and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the pricing models may apply available information through processes such as benchmarking curves, grouping securities based on their characteristics and using matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment assumptions.
We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results and other internal sources. Pricing variances among different pricing sources are analyzed. Additionally, on an on-going basis, we request more detailed information from the valuation vendors to understand the pricing methodology and assumptions used to value the securities.
Derivative Assets and Liabilities
We use both exchange-traded and OTC derivatives to manage our interest rate and foreign currency risk exposures. When quoted market prices are available and used to value our exchange-traded derivatives, we classify them as Level 1. However, predominantly all of our derivatives do not have readily available quoted market prices. Therefore, we value most of our derivatives using vendor-based valuation techniques. We primarily rely on market observable inputs for our models, such as interest rate yield curves, credit curves, option volatility and currency rates. These inputs can vary depending on the type of derivatives and nature of the underlying rate, price or index upon which the derivative’s value is based. We typically classify derivatives as Level 2 when significant inputs can be observed in a liquid market and the model itself does not require significant judgment. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, such derivatives are classified as Level 3. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. Official internal pricing is compared against additional pricing sources such as external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated. These derivatives are included in other assets or other liabilities on the consolidated balance sheets.
Mortgage Servicing Rights
We record consumer MSRs at fair value on a recurring basis.We determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that we believe other market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, option-adjusted spreads, cost to service, contractual servicing fee income, ancillary income and late fees. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. In the event we enter into an agreement with a third party to sell the MSRs, the valuation is based on the agreed upon sale price which is considered to be the exit price and such MSRs are classified as Level 2.
Retained Interests in Securitizations
We have retained interests in various mortgage securitizations from previous acquisitions. Our retained interests primarily include amounts previously funded under letters of credit to cover losses on certain manufactured housing securitizations, interest-only bonds issued by a trust and negative amortization bonds. We record these retained interests at fair value using market indications and valuation models to calculate the present value of future cash flows. The models incorporate various assumptions that market

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participants use in estimating future cash flows including constant prepayment rate, discount rate, default rate and loss severity. Due to the use of significant unobservable inputs, retained interests in securitizations are classified as Level 3 under the fair value hierarchy.
Deferred Compensation Plan Assets
We offer a voluntary non-qualified deferred compensation plan to eligible associates. In addition to participant deferrals, we make contributions to the plan. Participants invest these contributions in a variety of publicly traded mutual funds. The plan assets, which consist of publicly traded mutual funds, are classified as Level 1.
Other Assets
Other assets subject to nonrecurring fair value measurements include foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property, other repossessed assets and long-lived assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks, interest bearing deposits and other short-term investments. Cash and due from banks are generally classified as Level 1. Interest bearing deposits and other short-term investments are generally classified as Level 2, as their fair value approximates carrying value.
Restricted Cash for Securitization Investors
Restricted cash for securitization investors are classified as Level 1.
Net Loans Held For Investment
Loans held for investment that are individually impaired are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The fair values of credit card loans, auto loans, home loans and commercial loans are estimated using a discounted cash flow method, which is a form of the income approach. Discount rates are determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excludes any value related to customer account relationships. For loans held for investment that are recorded at fair value on our consolidated balance sheets and measured on a nonrecurring basis, the fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated cost to sell.
Due to the use of significant unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.
Loans Held For Sale
Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. We originate loans with the intent to sell them. Certain commercial mortgage loans are sold to government-sponsored enterprises as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial mortgage loans, the fair value is estimated primarily using contractual prices and other market observable inputs. For residential mortgage loans classified as held for sale, the fair value is estimated using observable market prices for loans with similar characteristics as the primary component, with the secondary component derived from typical securitization activities and market conditions. Credit card loans held for sale are valued based on other market observable inputs. These assets are therefore classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Receivable
Interest receivable is classified as Level 2, as its fair value estimate uses only observable market inputs.
Other Investments
Other investments include FHLB and Federal Reserve stock and cost method investments. These investments are classified as Level 2 when their fair value estimates use observable market inputs and as Level 3 if any significant unobservable inputs are employed in determining the fair value.
Deposits
Non-interest bearing deposits are classified as Level 1. Interest-bearing deposits with no stated maturities are classified as Level 2, as the fair value is equal to the amount payable on demand at the reporting date. Interest-bearing deposits with stated maturities are also classified as Level 2, as the fair value is estimated utilizing a discounted cash flow analysis using market observable inputs such as current interest rates.
Securitized Debt Obligations
We utilize multiple third-party pricing services to obtain fair value measurements for the majority of our securitized debt obligations. The pricing services use pricing models that incorporate market observable data to the extent available, such as trade, bid and other market information. We use internal pricing models such as discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third-party pricing is not available. Securitized debt obligations are generally classified as Level 2.
Senior and Subordinated Notes
We also engage multiple third-party pricing services to estimate the fair value of senior and subordinated notes. The pricing services utilize pricing models that incorporate available trade, bid and other market information. The spread assumptions and relevant credit information are also incorporated into the pricing models. Senior and subordinated notes are generally classified as Level 2.
Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase
The federal funds purchased and securities loaned or sold under agreements to repurchase are mainly overnight secured lending transactions. They are classified as Level 2 since their fair value estimates use observable market inputs.
Other Borrowings
Other borrowings primarily consist of FHLB advances. The fair value of FHLB advances is determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms. They are classified as Level 2.
Interest Payable
Interest payable is classified as Level 2, as its fair value estimate is based on observable market inputs.
The determination of the leveling of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the observable or unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2016, we had minimal movements between Levels 1 and 2.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2016 and 2015:
Table 17.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2016
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,065	$0	$0	$5,065
RMBS	0	28,731	518	29,249
CMBS	0	4,937	51	4,988
Other ABS	0	714	0	714
Other securities	295	417	9	721
Total securities available for sale	5,360	34,799	578	40,737
Other assets:
Derivative assets(1)(2)	7	1,440	47	1,494
Other(3)	219	0	281	500
Total assets	$5,586	$36,239	$906	$42,731
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$12	$1,397	$29	$1,438
Total liabilities	$12	$1,397	$29	$1,438

	December 31, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,660	$0	$0	$4,660
RMBS	0	26,807	504	27,311
CMBS	0	5,282	97	5,379
Other ABS	0	1,340	0	1,340
Other securities	355	2	14	371
Total securities available for sale	5,015	33,431	615	39,061
Other assets:
Derivative assets(1)(2)	2	1,459	57	1,518
Other(3)	183	0	279	462
Total assets	$5,200	$34,890	$951	$41,041
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$491	$27	$520
Total liabilities	$2	$491	$27	$520
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets were $955 million and $986 million, and the net derivative liabilities were $1.1 billion and $377 million as of December 31, 2016 and 2015, respectively. See “Note 10—Derivative Instruments and Hedging Activities” for further information, including further disaggregation of the balance composition.

(2)
Does not reflect $5 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2016 and 2015, respectively. Non-performance risk is included in the derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Other includes consumer MSRs of $80 million and $68 million, retained interests in securitizations of $201 million and $211 million and deferred compensation plan assets of $219 million and $183 million as of December 31, 2016 and 2015, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.
Table 17.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2016(3)

(Dollars in millions)	Balance, January 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2016
Assets:
Securities available for sale:
RMBS	$504	$31	$9	$110	$0	$0	$(98)	$380	$(418)	$518	$32
CMBS	97	0	0	266	0	0	(14)	64	(362)	51	0
Other ABS	0	0	0	30	0	0	0	0	(30)	0	0
Other securities	14	(9)	0	14	0	0	(10)	0	0	9	0
Total securities available for sale	615	22	9	420	0	0	(122)	444	(810)	578	32
Other assets:
Derivative assets(4)	57	12	0	0	0	69	(73)	0	(18)	47	12
Consumer MSRs	68	(5)	0	0	0	23	(6)	0	0	80	(5)
Retained interest in securitizations	211	(10)	0	0	0	0	0	0	0	201	(10)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(27)	$(17)	$0	$0	$0	$(33)	$40	$0	$8	$(29)	$(17)

188	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(1)	$6	$0	$(226)	$0	$(12)	$0	$(100)	$0	$0
RMBS	561	35	(3)	0	0	0	(63)	343	(369)	504	36
CMBS	228	0	(1)	138	0	0	(52)	0	(216)	97	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(44)	0	0
Other securities	18	0	0	4	0	0	(8)	0	0	14	0
Total securities available for sale	1,205	35	0	142	(246)	0	(135)	343	(729)	615	36
Other assets:
Derivative assets(4)	66	14	0	0	0	49	(59)	0	(13)	57	14
Consumer MSRs	53	(1)	0	0	0	22	(6)	0	0	68	(1)
Retained interest in securitizations	221	(10)	0	0	0	0	0	0	0	211	(10)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(9)	$0	$0	$0	$(20)	$36	$0	$9	$(27)	$(9)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$(5)	$20	$0	$(248)	$0	$(63)	$64	$(362)	$333	$0
RMBS	1,304	65	39	1,022	0	0	(171)	259	(1,957)	561	64
CMBS	739	0	3	192	0	0	(75)	66	(697)	228	0
Other ABS	343	5	12	0	0	0	(3)	75	(367)	65	5
Other securities	17	(1)	0	0	0	0	(8)	10	0	18	0
Total securities available for sale	3,330	64	74	1,214	(248)	0	(320)	474	(3,383)	1,205	69
Other assets:
Derivative assets(4)	50	20	0	0	0	20	(21)	0	(3)	66	19
Consumer MSRs	69	(27)	0	0	0	15	(4)	0	0	53	(27)
Retained interest in securitization	199	22	0	0	0	0	0	0	0	221	22
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(38)	$(20)	$0	$0	$0	$(15)	$29	$0	$1	$(43)	$(20)
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income, in our consolidated statements of income.

(2)
For the years ended December 31, 2016, 2015 and 2014, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

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
Techniques and Inputs for Level 3 Fair Value Measurements
The following table presents the significant unobservable inputs used to determine the fair values of our Level 3 financial instruments on a recurring basis. We utilize multiple third-party pricing services to obtain fair value for our securities. Several of our third-party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third-party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the securities available for sale presented below represents a composite summary of all information we are able to obtain. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.
Table 17.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$518	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-15% 0-30% 0-16% 9-87%	5% 4% 4% 57%
CMBS	51	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Derivative assets(1)	47	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	80	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	8-20% 15% 580-1,500 bps $75-$100	15% 15% 636 bps $76
Retained interests in securitization(2)	201	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	6-87 2-11% 4-11% 1-6% 7-102%	N/A
Liabilities:
Derivative liabilities(1)	$29	Discounted cash flows	Swap rates	2%	2%

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$504	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-12% 0-28% 0-8% 16-85%	6% 4% 4% 55%
CMBS	97	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-3% 0-15%	3% 9%
Other securities	14	Discounted cash flows	Yield	1%	1%
Other assets:
Derivative assets(1)	57	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	68	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-18% 12% 435-1,500 bps $93-$201	16% 12% 474 bps $98
Retained interests in securitization(2)	211	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	16-75 1-13% 4-9% 2-6% 15-94%	N/A
Liabilities:
Derivative liabilities(1)	$27	Discounted cash flows	Swap rates	2%	2%
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or fair value accounting or when we evaluate for impairment).
The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2016 and 2015, and for which a nonrecurring fair value measurement was recorded during the years then ended:
Table 17.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	December 31, 2016
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$587	$587
Loans held for sale	157	0	157
Other assets(1)	0	83	83
Total	$157	$670	$827

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$362	$362
Loans held for sale	149	0	149
Other assets(1)	0	92	92
Total	$149	$454	$603
__________

(1)
Other assets includes foreclosed property and repossessed assets of $43 million and long-lived assets held for sale of $40 million as of December 31, 2016, compared to foreclosed property and repossessed assets of $54 million and long-lived assets held for sale of $38 million as of December 31, 2015.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3, as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 73%, with a weighted average of 16%, and from 9% to 73%, with a weighted average of 20%, as of December 31, 2016 and 2015, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2016, 2015 and 2014:
Table 17.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Loans held for investment	$(230)	$(80)	$(24)
Loans held for sale	(2)	(1)	0
Other assets(1)	(19)	(45)	(12)
Total	$(251)	$(126)	$(36)
__________

(1)	Other assets includes losses related to foreclosed property, repossessed assets and long-lived assets held for sale.
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured on our consolidated balance sheets at fair value as of December 31, 2016 and December 31, 2015.

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 17.6: Fair Value of Financial Instruments

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,976	$9,976	$4,185	$5,791	$0
Restricted cash for securitization investors	2,517	2,517	2,517	0	0
Securities held to maturity	25,712	26,196	199	25,962	35
Net loans held for investment	239,083	242,935	0	0	242,935
Loans held for sale	1,043	1,038	0	1,038	0
Interest receivable	1,351	1,351	0	1,351	0
Other investments(1)	2,029	2,029	0	2,020	9
Financial liabilities:
Deposits	$236,768	$237,082	$25,502	$211,580	$0
Securitized debt obligations	18,826	18,920	0	18,920	0
Senior and subordinated notes	23,431	23,774	0	23,774	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	992	0	992	0
Other borrowings	17,211	17,180	0	17,180	0
Interest payable	327	327	0	327	0

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,023	$8,023	$8,023	$0	$0
Restricted cash for securitization investors	1,017	1,017	1,017	0	0
Securities held to maturity	24,619	25,317	198	25,068	51
Net loans held for investment	224,721	222,007	0	0	222,007
Loans held for sale	904	933	0	860	73
Interest receivable	1,189	1,189	0	1,189	0
Other investments(1)	2,060	2,060	0	2,060	0
Financial liabilities:
Deposits	$217,721	$210,922	$25,847	$15,848	$169,227
Securitized debt obligations	16,166	16,225	0	16,225	0
Senior and subordinated notes	21,837	22,062	0	22,062	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	981	981	981	0	0
Other borrowings	20,131	20,134	0	20,134	0
Interest payable	299	299	0	299	0
__________

(1)	Other investments includes FHLB, Federal Reserve stock and cost method investments. These investments are included in other assets on our consolidated balance sheets.

193	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—BUSINESS SEGMENTS
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

•
Net interest income: Interest income from loans held for investment and interest expense from deposits and other interest-bearing liabilities are reflected within each applicable business segment. Because funding and asset/liability management are managed centrally by our Corporate Treasury Group, net interest income for our business segments also includes the results of a funds transfer pricing process that is intended to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. The taxable-equivalent benefit of tax-exempt products is also allocated to each business unit with a corresponding increase in income tax expense.

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the years ended December 31, 2016, 2015 and 2014, selected balance sheet data as of December 31, 2016, 2015 and 2014, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 18.1: Segment Results and Reconciliation

	Year Ended December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$12,635	$5,829	$2,216	$193	$20,873
Non-interest income	3,380	733	578	(63)	4,628
Total net revenue	16,015	6,562	2,794	130	25,501
Provision (benefit) for credit losses	4,926	1,055	483	(5)	6,459
Non-interest expense	7,703	4,139	1,407	309	13,558
Income (loss) from continuing operations before income taxes	3,386	1,368	904	(174)	5,484
Income tax provision (benefit)	1,226	498	329	(339)	1,714
Income from continuing operations, net of tax	$2,160	$870	$575	$165	$3,770
Loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Deposits	0	181,917	33,866	20,985	236,768

	Year Ended December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$11,161	$5,755	$1,865	$53	$18,834
Non-interest income	3,421	710	487	(39)	4,579
Total net revenue	14,582	6,465	2,352	14	23,413
Provision (benefit) for credit losses	3,417	819	302	(2)	4,536
Non-interest expense	7,502	4,026	1,156	312	12,996
Income (loss) from continuing operations before income taxes	3,663	1,620	894	(296)	5,881
Income tax provision (benefit)	1,309	586	324	(350)	1,869
Income from continuing operations, net of tax	$2,354	$1,034	$570	$54	$4,012
Loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Deposits	0	172,702	34,257	10,762	217,721

	Year Ended December 31, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$10,310	$5,748	$1,751	$9	$17,818
Non-interest income	3,311	684	450	27	4,472
Total net revenue	13,621	6,432	2,201	36	22,290
Provision (benefit) for credit losses	2,750	703	93	(5)	3,541
Non-interest expense	7,063	3,869	1,083	165	12,180
Income (loss) from continuing operations before income taxes	3,808	1,860	1,025	(124)	6,569
Income tax provision (benefit)	1,329	665	366	(214)	2,146
Income from continuing operations, net of tax	$2,479	$1,195	$659	$90	$4,423
Loans held for investment	$85,876	$71,439	$50,890	$111	$208,316
Deposits	0	168,078	31,954	5,516	205,548
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Commitments to Lend
Our unfunded lending commitments primarily consist of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. These commitments, other than credit card lines, are legally binding conditional agreements that have fixed expirations or termination dates and specified interest rates and purposes. The contractual amount of these commitments represents the maximum possible credit risk to us should the counterparty draw upon the commitment. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities.
For unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time. Commitments to extend credit other than credit card lines generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management's credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements.
We also issue letters of credit, such as financial standby, performance standby and commercial letters of credit, to meet the financing needs of our customers. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. These collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and the results of these reviews are considered in assessing the adequacy of our allowance for loan and lease losses.
The following table presents contractual amount and carrying value of our unfunded lending commitments as of December 31, 2016 and 2015. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 19.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Standby letter of credit and commercial letter of credit(1)	$1,936	$1,874	$42	$37
Credit card lines	312,864	308,257	N/A	N/A
Other loan commitments(2)	28,402	27,883	98	134
Total unfunded lending commitments	$343,202	$338,014	$140	$171
__________

(1)	These financial guarantees had expiration dates ranging from 2017 to 2025 as of December 31, 2016.

(2)	Includes $699 million and $1.0 billion of advised lines of credit as of December 31, 2016 and December 31, 2015, respectively.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $48 million and $40 million as of December 31, 2016 and December 31, 2015, respectively.
In certain securitizations in connection with the discontinued manufactured housing operations of GreenPoint Credit, LLC, the third party servicer has an obligation to exercise mandatory clean-up calls. In the event the third party servicer does not fulfill its

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation to exercise these clean-up calls, the obligation reverts to us. The amount of loan receivables and other assets subject to these clean-up calls is approximately $420 million. Based on our current projections, we expect these securitizations to reach their individual clean-up call thresholds beginning in 2017 and continuing through 2019. According to current information and estimates, we also expect the fair value of the loan receivables and other assets to be less than the contractual amount required to exercise the clean-up calls. We monitor the underlying assets for trends in delinquencies and related losses and review the third party servicer’s financial strength. As of December 31, 2016, our best estimate is that any reasonably possible future losses associated with these clean-up call obligations are not significant to the Company’s financial position.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle unfair relationship PPI complaints covered by s.140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”). Following feedback on the FCA Proposal, the FCA issued a further Consultation Paper on August 2, 2016, suggesting some amendments to its proposed rules on how banks should handle unfair relationship PPI complaints and indicating an expectation that the complaint deadline will fall by the end of June 2019. This timetable was based on making a decision about whether to proceed, and making rules and guidance, by the end of December 2016. On December 9, 2016, the FCA issued a statement delaying any further announcement until the first quarter of 2017.
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
Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $238 million and $176 million as of December 31, 2016 and 2015, respectively. In the year ended December 31, 2016, we added $161 million to our reserve in response to the above FCA announcements. Other movements to the reserve were a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of December 31, 2016 is approximately $300 million. The increase in this estimate from the prior quarter reflects the heightened level of uncertainty resulting from the continuing delay to the issuance of new rules.
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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of December 31, 2016 and 2015:
Table 19.2: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	December 31, 2016	December 31, 2015	Total	2008	2007	2006	2005
GSEs	$2	$2	$11	$1	$4	$3	$3
Insured Securitizations	3	4	20	0	2	8	10
Uninsured Securitizations and Other	12	14	80	3	15	30	32
Total	$17	$20	$111	$4	$21	$41	$45
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $17 billion in unpaid principal balance remains outstanding as of December 31, 2016, of which approximately $3 billion in unpaid principal balance is at least 90 days delinquent. Approximately $23 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.4 billion original principal balance of mortgage loans as of December 31, 2016, flat from December 31, 2015. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands for vintages after 2007, mostly because GreenPoint ceased originating mortgages in August 2007.

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 19.3: Open Pipeline All Vintages (All Entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
Gross new demands received	23	0	23	46
Loans repurchased/made whole	(17)	0	(1)	(18)
Demands rescinded	(21)	(115)	(1,054)	(1,190)
Open claims as of December 31, 2015	$1	$534	$815	$1,350
Gross new demands received	14	1	13	28
Loans repurchased/made whole	(4)	0	0	(4)
Demands rescinded	(3)	0	(2)	(5)
Open claims as of December 31, 2016	$8	$535	$826	$1,369
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

The following table summarizes changes in our representation and warranty reserve for the years ended December 31, 2016, 2015 and 2014:
Table 19.4: Changes in Representation and Warranty Reserve(1)

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Representation and warranty reserve, beginning of period	$610	$731	$1,172
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(2)	(16)	(26)
Recorded in discontinued operations	21	(64)	(7)
Total provision (benefit) for mortgage representation and warranty losses	19	(80)	(33)
Net realized recoveries (losses)	1	(41)	(408)
Representation and warranty reserve, end of period	$630	$610	$731
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of our representation and warranty reserve as of December 31, 2016 and 2015:
Table 19.5: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
	December 31,
(Dollars in millions, except for loans sold)	2016	2015
Selected period-end data:
Active Insured Securitizations and GSEs	$499	$480	$27
Inactive Insured Securitizations and Others	131	130	84
Total	$630	$610	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate reserve for all three subsidiaries totaled $630 million as of December 31, 2016, compared to $610 million as of December 31, 2015. We recorded a net provision for mortgage representation and warranty losses of $19 million (which includes a benefit of $2 million before taxes in continuing operations and a provision of $21 million before taxes in discontinued operations) in 2016.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of December 31, 2016 is approximately $1.5 billion, a decrease from our $1.6 billion estimate at December 31, 2015. The decrease in this estimate was primarily driven by favorable rulings in representation and warranty-related litigation. The estimate as of December 31, 2016 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
In estimating reasonably possible future losses in excess of our current reserves, for Active Insured Securitizations, we assume loss rates on the high end of those observed in monoline settlements or court rulings. For our remaining GSE exposures, Uninsured Securitizations and whole loan exposures, our reasonably possible risk estimates assume lifetime loss rates and claims rates at the highest levels of our past experience and also consider the limited instances of observed settlements. We do not however, based on industry precedent, assume claim rates or loss rates for these risk categories will be as high as those assumed for the Active Insured Securitizations. Should the number of claims or the loss rates on these claims increase significantly, our estimate of reasonably possible risk would increase materially. We also assume that repurchase-related requests will be resolved at discounts reflecting the nature of the claims, the vintage of the underlying loans and evolving legal precedents.
Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels, including, but not limited to: litigation outcomes; court rulings; governmental enforcement decisions; future repurchase and indemnification claim levels; securitization trustees pursuing mortgage repurchase litigation unilaterally or in coordination with investors; investors successfully pursuing repurchase litigation independently and without the involvement of the trustee as a party; ultimate repurchase and indemnification rates; future mortgage loan performance levels; actual recoveries on the collateral; and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our consolidated results of operations or cash flows for any particular reporting period.
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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation and the Federal Housing Finance Agency (“FHFA”) Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above), management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2016 are approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our consolidated results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only (together with the lawsuits described above, “Interchange Lawsuits”). In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the district court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. On June 30, 2016, the Second Circuit Court of Appeals vacated the district court’s certification of the class, reversed approval of the proposed class settlement, and remanded the litigation to the district court for further proceedings, ruling that some of the merchants that were part of the proposed class settlement were not adequately represented. Because the Second Circuit ruling remands the litigation to the district court for further proceedings, the ultimate outcome in this matter is uncertain. On November 23, 2016, the class plaintiffs petitioned the United States Supreme Court to hear plaintiffs’ appeal of the Second Circuit reversal. Several merchant plaintiffs also opted out of the class settlement before it was overturned, some of which have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases are consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One. Separate settlement and judgment sharing agreements between Capital One, MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.
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
Anti-Money Laundering
Capital One is being investigated by the New York District Attorney’s Office (“NYDA”), the Department of Justice and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury with respect to certain former check casher clients of the Commercial Banking business and Capital One’s anti-money laundering (“AML”) program. Capital One is cooperating with all agencies involved in the investigation.
In addition, Capital One is subject to an open consent order with the OCC dated July 10, 2015 concerning regulatory deficiencies in our AML program.
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
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations. IV voluntarily dismissed one of the patents against Capital One and in September 2015, the court granted summary judgment in favor of Capital One on the remaining four patents and dismissed IV’s claims. IV appealed the dismissal of three of its claims to the Federal Circuit and we anticipate a decision from the court in early 2017. The only claims remaining in the trial court are Capital One’s counterclaims for antitrust violations by IV. The parties are engaged in discovery related to the counterclaims.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the SEC.
Table 20.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Interest income	$120	$120	$114
Interest expense	258	185	204
Dividends from subsidiaries	3,936	450	3,449
Non-interest income (loss)	(13)	10	53
Non-interest expense	48	178	85
Income before income taxes and equity in undistributed earnings of subsidiaries	3,737	217	3,327
Income tax provision (benefit)	(79)	(67)	11
Equity in undistributed earnings of subsidiaries	(65)	3,766	1,112
Net income	3,751	4,050	4,428
Other comprehensive income (loss), net of tax	(333)	(186)	442
Comprehensive income	$3,418	$3,864	$4,870
Table 20.2: Parent Company Balance Sheets

	December 31,
(Dollars in millions)	2016	2015
Assets:
Cash and cash equivalents	$7,296	$7,245
Investments in subsidiaries	48,297	48,676
Loans to subsidiaries	592	521
Securities available for sale	901	905
Other assets	672	739
Total assets	$57,758	$58,086

Liabilities:
Senior and subordinated notes	$8,304	$8,657
Borrowings from subsidiaries	1,610	1,591
Accrued expenses and other liabilities	330	554
Total liabilities	10,244	10,802
Total stockholders’ equity	47,514	47,284
Total liabilities and stockholders’ equity	$57,758	$58,086

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 20.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Operating activities:
Net income	$3,751	$4,050	$4,428
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	65	(3,766)	(1,112)
Other operating activities	(10)	(300)	(83)
Net cash from operating activities	3,806	(16)	3,233
Investing activities:
Net payments (to) from subsidiaries	(163)	(172)	94
Proceeds from paydowns and maturities of securities available for sale	71	65	50
Purchases of securities available for sale	0	0	(143)
Changes in loans to subsidiaries	(71)	973	(7)
Net cash from investing activities	(163)	866	(6)
Financing activities:
Borrowings:
Changes in borrowings from subsidiaries	19	18	28
Issuance of senior and subordinated notes	1,487	2,487	1,498
Proceeds from paydowns and maturities of senior and subordinated notes	(1,750)	(2,625)	(2,100)
Common stock:
Net proceeds from issuances	131	111	100
Dividends paid	(812)	(816)	(679)
Preferred stock:
Net proceeds from issuances	1,066	1,472	969
Dividends paid	(214)	(158)	(67)
Purchases of treasury stock	(3,661)	(2,441)	(2,045)
Proceeds from share-based payment activities	142	85	146
Net cash from financing activities	(3,592)	(1,867)	(2,150)
Changes in cash and cash equivalents	51	(1,017)	1,077
Cash and cash equivalents at beginning of year	7,245	8,262	7,185
Cash and cash equivalents at end of year	$7,296	$7,245	$8,262

206	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—RELATED PARTY TRANSACTIONS
In the ordinary course of business, we may have loans issued to our executive officers, directors, and principal stockholders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

207	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION SELECTED QUARTERLY FINANCIAL INFORMATION

(Dollars in millions, except per share data and as noted) (unaudited)	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$6,009	$5,794	$5,571	$5,517	$5,384	$5,164	$4,937	$4,974
Interest expense	562	517	478	461	423	404	400	398
Net interest income	5,447	5,277	5,093	5,056	4,961	4,760	4,537	4,576
Provision for credit losses	1,752	1,588	1,592	1,527	1,380	1,092	1,129	935
Net interest income after provision for credit losses	3,695	3,689	3,501	3,529	3,581	3,668	3,408	3,641
Non-interest income	1,119	1,184	1,161	1,164	1,233	1,140	1,135	1,071
Non-interest expense	3,679	3,361	3,295	3,223	3,480	3,160	3,307	3,049
Income from continuing operations before income taxes	1,135	1,512	1,367	1,470	1,334	1,648	1,236	1,663
Income tax provision	342	496	424	452	426	530	384	529
Income from continuing operations, net of tax	793	1,016	943	1,018	908	1,118	852	1,134
Income (loss) from discontinued operations, net of tax	(2)	(11)	(1)	(5)	12	(4)	11	19
Net income	791	1,005	942	1,013	920	1,114	863	1,153
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(6)	(6)	(6)	(4)	(6)	(4)	(6)
Preferred stock dividends	(75)	(37)	(65)	(37)	(68)	(29)	(29)	(32)
Net income available to common stockholders	$710	$962	$871	$970	$848	$1,079	$830	$1,115
Common share statistics:
Basic earnings per common share:(1)
Net income from continuing operations	$1.47	$1.94	$1.70	$1.86	$1.58	$2.01	$1.50	$2.00
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.01)	0.02	(0.01)	0.02	0.03
Net income per basic common share	$1.47	$1.92	$1.70	$1.85	$1.60	$2.00	$1.52	$2.03
Diluted earnings per common share:(1)
Net income from continuing operations	$1.45	$1.92	$1.69	$1.85	$1.56	$1.99	$1.48	$1.97
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.01)	0.02	(0.01)	0.02	0.03
Net income per diluted common share	$1.45	$1.90	$1.69	$1.84	$1.58	$1.98	$1.50	$2.00
Weighted-average common shares outstanding (in millions):
Basic common shares	483.5	501.1	511.7	523.5	530.8	540.6	545.6	550.2
Diluted common shares	489.2	505.9	516.5	528.0	536.3	546.3	552.0	557.2
Balance sheet (average balances):
Loans held for investment	$240,027	$235,843	$230,379	$226,736	$220,052	$211,227	$206,337	$205,194
Interest-earning assets	317,853	310,987	302,764	299,456	292,054	283,082	276,585	278,427
Total assets	350,225	343,153	334,479	331,919	323,354	313,822	307,206	309,401
Interest-bearing deposits	206,464	196,913	195,641	194,125	189,885	185,800	183,946	182,998
Total deposits	232,204	222,251	221,146	219,180	215,899	210,974	209,143	207,851
Borrowings	58,624	60,708	54,359	53,761	48,850	45,070	41,650	46,082
Total stockholders’ equity	47,972	49,033	48,934	49,078	48,712	48,456	47,255	46,397
__________

(1)
Dividends and undistributed earnings allocated to participating securities, earnings per share and preferred stock dividends are computed independently for each period. Accordingly, the sum of each quarter may not agree to the year-to-date total.

208	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2016 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

209	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2017 Annual Stockholder Meeting (“Proxy Statement”) under the headings “Corporate Governance at Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2016 fiscal year.
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

210	Capital One Financial Corporation (COF)

PART IV
Item 15. Exhibits, Financial Statements Schedules
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
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Selected Quarterly Financial Information

(2)	Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

211	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 23, 2017	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair, Chief Executive Officer and President	February 23, 2017
Richard D. Fairbank	(Principal Executive Officer)

/s/ R. SCOTT BLACKLEY	Chief Financial Officer	February 23, 2017
R. Scott Blackley	(Principal Financial Officer)

/s/ PATRICK W. GROSS	Director	February 23, 2017
Patrick W. Gross

/s/ ANN FRITZ HACKETT	Director	February 23, 2017
Ann Fritz Hackett

/s/ LEWIS HAY, III	Director	February 23, 2017
Lewis Hay, III

/s/ BENJAMIN P. JENKINS, III	Director	February 23, 2017
Benjamin P. Jenkins, III

/s/ PETER THOMAS KILLALEA	Director	February 23, 2017
Peter Thomas Killalea

/s/ PIERRE E. LEROY	Director	February 23, 2017
Pierre E. Leroy

/s/ PETER E. RASKIND	Director	February 23, 2017
Peter E. Raskind

/s/ MAYO A. SHATTUCK III	Director	February 23, 2017
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 23, 2017
Bradford H. Warner

/s/CATHERINE G. WEST	Director	February 23, 2017
Catherine G. West

212	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2016
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (v) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (vi) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (vii) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (viii) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; and (ix) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016.

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

3.3.7
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H, dated November 28, 2016 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on November 29, 2016).

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

10.1.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2006).
10.1.2	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).
10.1.3	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).
10.2.1	Form of Nonstatutory Stock Option Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

213	Capital One Financial Corporation (COF)

Exhibit No.	Description
10.2.2
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.18 of the 2010 Form 10-K).

10.2.3
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.10 of the 2011 Form 10-K).

10.2.4
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.11 of the 2011 Form 10-K).

10.2.5
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.14 of the 2012 Form 10-K).

10.2.6
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.15 of the 2012 Form 10-K).

10.2.7
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

10.2.9
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014 (incorporated by reference to Exhibit 10.2.16 of the 2013 Form 10-K).

10.2.10
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

10.2.14
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.15
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.18 of the 2015 Form 10-K).

10.2.16
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.19 of the 2015 Form 10-K).

10.2.17
Restricted Stock Award Agreement granted to Richard Scott Blackley under the Second Amended and Restated 2004 Stock Incentive Plan, dated May 9, 2016 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.2.18
Amendment 1 to Restricted Stock Award Agreement granted to Stephen S. Crawford under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.2.19*
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 2, 2017.

10.2.20*	Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 2, 2017.
10.2.21*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on February 2, 2017.

10.3.1	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

214	Capital One Financial Corporation (COF)

Exhibit No.	Description
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
10.3.6
Form of Restricted Stock Unit Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan, for awards granted on or after May 5, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.4.1	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the 2011 Form 10-K).
10.4.2
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

10.7.2	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).
10.7.3	Change of Control Employment Agreement between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.7.3 of the 2013 Form 10-K).
10.8.1	Form of Non-Competition Agreement between Capital One Financial Corporation and certain named executive officers (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).
10.8.2	Non-Competition and Non-Solicitation of Customer Agreement between Capital One Financial Corporation and Jonathan W. Witter (incorporated by reference to Exhibit 10.8.2 of the 2013 Form 10-K).
10.9	Offer Letter to Stephen S. Crawford dated January 31, 2013 (incorporated by reference to Exhibit 10.10.2 of the 2012 Form 10-K).
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-K.

**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

215	Capital One Financial Corporation (COF)