Form 10-Q
period 2017-03-31
CAPITAL ONE FINANCIAL CORP
filed 2017-05-03
CIK 927628

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
For the quarterly period ended March 31, 2017
OR
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
(Not applicable)
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of April 28, 2017, there were 482,968,623 shares of the registrant’s Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of March 31, 2017 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2016 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2017, our principal subsidiaries included:

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

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom (“U.K.”).

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
On October 3, 2016, we announced that we entered into a 10-year program agreement (the “Program Agreement”) to become the exclusive issuing partner of co-branded credit cards to Cabela’s customers. In connection with this credit card program, we entered into a definitive agreement under which we would acquire the credit card operations from Cabela’s, including approximately $5.2 billion in credit card receivables and other assets and approximately $5.0 billion in associated funding liabilities. This transaction was subject to the satisfaction of customary closing conditions, including receipt of various regulatory approvals and the approval of the stockholders of Cabela’s. On January 28, 2017, Capital One withdrew its Bank Merger Act (“BMA”) application from the OCC, as we did not expect to receive regulatory approval of any BMA application for this transaction prior to October 3, 2017. This is the date when any of the parties involved in the agreement could terminate the agreement.
On April 17, 2017, we entered into agreements with subsidiaries of Synovus Financial Corp. (“Synovus”) and Cabela’s under which Synovus will acquire certain assets and assume certain liabilities of Cabela’s wholly-owned subsidiary, World’s Foremost Bank (“WFB”), including WFB’s deposits. Immediately following the completion of this acquisition, Synovus will sell WFB’s credit card assets and related liabilities to Capital One. Synovus will retain WFB’s deposits. Capital One is not required to file any regulatory applications to complete this acquisition from Synovus. These transactions are subject to customary closing conditions, including approvals by Synovus’s primary banking regulators and by Cabela’s stockholders. The closing of these transactions are also subject to the closing of the Agreement and Plan of Merger between Cabela’s and Bass Pro Group, LLC, entered into on October 3, 2016. We expect these transactions will close after all closing conditions have been satisfied. These agreements may be terminated by any of the parties if all closing conditions have not been satisfied by October 3, 2017. Upon closing of the acquisition of the credit card assets and related liabilities from Synovus, Capital One will become the exclusive issuing partner of co-branded credit cards to Cabela’s customers under the Program Agreement.
We had no significant acquisitions or dispositions in the first quarter of 2017.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2017 and 2016 and selected comparative balance sheet data as of March 31, 2017 and December 31, 2016. We also provide selected key metrics we use in evaluating our performance including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2017	2016	Change
Income statement
Net interest income	$5,474	$5,056	8%
Non-interest income	1,061	1,164	(9)
Total net revenue	6,535	6,220	5
Provision for credit losses	1,992	1,527	30
Non-interest expense:
Marketing	396	428	(7)
Amortization of intangibles	62	101	(39)
Operating expenses	2,976	2,694	10
Total non-interest expense	3,434	3,223	7
Income from continuing operations before income taxes	1,109	1,470	(25)
Income tax provision	314	452	(31)
Income from continuing operations, net of tax	795	1,018	(22)
Income (loss) from discontinued operations, net of tax	15	(5)	**
Net income	810	1,013	(20)
Dividends and undistributed earnings allocated to participating securities	(5)	(6)	(17)
Preferred stock dividends	(53)	(37)	43
Net income available to common stockholders	$752	$970	(22)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$1.53	$1.86	(18)%
Income (loss) from discontinued operations	0.03	(0.01)	**
Net income per basic common share	$1.56	$1.85	(16)
Diluted earnings per common share:
Net income from continuing operations	$1.51	$1.85	(18)
Income (loss) from discontinued operations	0.03	(0.01)	**
Net income per diluted common share	$1.54	$1.84	(16)
Weighted-average common shares outstanding (in millions):
Basic	482.3	523.5	(8)%
Diluted	487.9	528.0	(8)
Common shares outstanding (period-end, in millions)	482.8	514.5	(6)
Dividends paid per common share	$0.40	$0.40	—
Tangible book value per common share (period-end)(1)	58.66	55.94	5
Balance sheet (average balances)
Loans held for investment	$241,505	$226,736	7%
Interest-earning assets	318,358	299,456	6
Total assets	351,641	331,919	6
Interest-bearing deposits	212,973	194,125	10
Total deposits	238,550	219,180	9
Borrowings	53,357	53,761	(1)
Common equity	43,833	45,782	(4)
Total stockholders’ equity	48,193	49,078	(2)

3	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2017	2016	Change
Selected performance metrics
Purchase volume(2)	$73,197	$68,189	7%
Total net revenue margin(3)	8.21%	8.31%	(10	)bps
Net interest margin(4)	6.88	6.75	13
Return on average assets	0.90	1.23	(33)
Return on average tangible assets(5)	0.95	1.29	(34)
Return on average common equity(6)	6.73	8.52	(179)
Return on average tangible common equity (“TCE”)(7)	10.37	12.94	(257)
Equity-to-assets ratio(8)	13.71	14.79	(108)
Non-interest expense as a percentage of average loans held for investment(9)	5.69	5.69	—
Efficiency ratio(10)	52.55	51.82	73
Effective income tax rate from continuing operations	28.3	30.7	(240)
Net charge-offs	$1,510	$1,178	28%
Net charge-off rate(11)	2.50%	2.08%	42	bps

(Dollars in millions, except as noted)	March 31, 2017	December 31, 2016	Change
Balance sheet (period-end)
Loans held for investment	$240,588	$245,586	(2)%
Interest-earning assets	316,712	321,807	(2)
Total assets	348,549	357,033	(2)
Interest-bearing deposits	214,818	211,266	2
Total deposits	241,182	236,768	2
Borrowings	48,439	60,460	(20)
Common equity	43,680	43,154	1
Total stockholders’ equity	48,040	47,514	1
Credit quality metrics
Allowance for loan and lease losses	$6,984	$6,503	7%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.90%	2.65%	25	bps
30+ day performing delinquency rate	2.61	2.93	(32)
30+ day delinquency rate	2.92	3.27	(35)
Capital ratios
Common equity Tier 1 capital(12)	10.4%	10.1%	30	bps
Tier 1 capital(12)	12.0	11.6	40
Total capital(12)	14.7	14.3	40
Tier 1 leverage (12)	9.9	9.9	—
Tangible common equity(13)	8.5	8.1	40
Supplementary leverage(12)	8.6	8.6	—
Other
Employees (period end, in thousands)	48.4	47.3	2%
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table A —Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(2)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(3)	Total net revenue margin is calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(4)	Net interest margin is calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

(5)
Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(6)
Return on average common equity is calculated based on annualized (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.

4	Capital One Financial Corporation (COF)

(7)
Return on average tangible common equity is a non-GAAP measure calculated based on annualized (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(8)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(9)
Non-interest expense as a percentage of average loans held for investment is calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.

(10)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(11)	Net charge-off rate is calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

(12)	Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provision. See “MD&A—Capital Management” for additional information.

(13)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Change is not meaningful.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $810 million ($1.54 per diluted common share) on total net revenue of $6.5 billion for the first quarter of 2017. In comparison, we reported net income of $1.0 billion ($1.84 per diluted common share) on total net revenue of $6.2 billion for the first quarter of 2016.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 10.4% and 10.1% as of March 31, 2017 and December 31, 2016, respectively. See “MD&A—Capital Management” below for additional information.
On June 29, 2016, we announced that our Board of Directors authorized the repurchase of up to $2.5 billion in shares of our common stock (“2016 Stock Repurchase Program”) from the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the first quarter of 2017, we repurchased approximately $2.2 billion of common stock as part of the 2016 Stock Repurchase Program. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in the first quarter of 2017. These highlights are generally based on a comparison between the results of the first quarters of 2017 and 2016, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2017 compared to our financial condition and credit performance as of December 31, 2016. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net income decreased by $203 million to $810 million in the first quarter of 2017 compared to the first quarter of 2016. The decrease was primarily due to:

◦	higher provision for credit losses primarily driven by higher charge-offs and a larger allowance build in our domestic credit card loan portfolio; and

◦	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure.
These higher expenses were partially offset by:

◦	higher interest income due to growth in our credit card and auto loan portfolios; and

◦
lower income tax expense as a result of lower income before taxes and increased discrete tax benefits related to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

5	Capital One Financial Corporation (COF)

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $5.0 billion to $240.6 billion as of March 31, 2017 from December 31, 2016 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our auto and commercial loan portfolios.

◦
Average loans held for investment increased by $14.8 billion to $241.5 billion in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by growth in our credit card, auto and commercial loan portfolios, partially offset by run-off of our acquired home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 42 basis points to 2.50% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to growth and seasoning of recent domestic credit card loan originations.

Our 30+ day delinquency rate decreased by 35 basis points to 2.92% as of March 31, 2017 from December 31, 2016 primarily due to seasonally lower delinquency inventories.
We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $481 million to $7.0 billion as of March 31, 2017 from December 31, 2016, and the allowance coverage ratio increased by 25 basis points to 2.90% as of March 31, 2017 from December 31, 2016. The increases were primarily driven by:

◦	an allowance build in our domestic credit card loan portfolio due to increasing loss expectations on recent originations; and

◦	an allowance build in our auto loan portfolio due to higher loss rates associated with growth, as well as further expected declines in used car auction prices.
These increases were partially offset by:

◦	an allowance release in our Commercial Banking business, reflecting improved portfolio performance in our oil and gas portfolio.
Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “MD&A” in our 2016 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K for factors that could materially influence our results.

6	Capital One Financial Corporation (COF)

Total Company Expectations
We expect annual efficiency ratio for 2017, excluding adjusting items, will be in the 51%s, plus or minus a reasonable margin of volatility. Over the longer-term, we believe that we will be able to achieve additional efficiency improvement, driven by growth and digital productivity gains.
We expect our strong growth over the last two years puts us in a position to deliver earnings per share growth, excluding adjusting items, between 7% and 11% in 2017, assuming no substantial change in the broader credit and economic cycles.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. We believe that we are currently at the destination capital ratios appropriate for our current balance sheet mix. Pursuant to our approved 2016 capital plan, our Board of Directors has authorized repurchases of up to $2.5 billion of common stock through the end of the second quarter of 2017. Through the end of the first quarter of 2017, we repurchased approximately $2.2 billion of common stock as part of the 2016 Stock Repurchase Program. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the full-year 2017 charge-off rate will be in the high 4%s to around 5%, with quarterly variability.
Consumer Banking: In our Consumer Banking business, we expect that the charge-off rate in our auto finance business will increase gradually and the growth we have experienced in that business will moderate.
Commercial Banking: In our Commercial Banking business, we expect credit pressures will continue to be focused in our oil field service and taxi medallion lending portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2017 and 2016. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

7	Capital One Financial Corporation (COF)

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned or interest expense incurred, and average yield for the first quarters of 2017 and 2016.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2017			2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$101,169	$3,790	14.98%	$93,158	$3,394	14.57%
Consumer banking	73,510	1,190	6.48	70,441	1,088	6.18
Commercial banking(2)	67,503	615	3.64	63,884	539	3.37
Other(3)	67	31	185.07	90	64	284.44
Total loans, including loans held for sale	242,249	5,626	9.29	227,573	5,085	8.94
Investment securities	68,418	416	2.43	65,156	415	2.55
Cash equivalents and other interest-earning assets	7,691	28	1.46	6,727	17	1.01
Total interest-earning assets	318,358	6,070	7.63	299,456	5,517	7.37
Cash and due from banks	3,487			3,355
Allowance for loan and lease losses	(6,513)			(5,131)
Premises and equipment, net	3,797			3,642
Other assets	32,512			30,597
Total assets	$351,641			$331,919
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$212,973	$353	0.66%	$194,125	$283	0.58%
Securitized debt obligations	17,176	69	1.61	15,361	48	1.25
Senior and subordinated notes	24,804	149	2.40	21,993	106	1.93
Other borrowings and liabilities	12,356	25	0.81	17,176	24	0.56
Total interest-bearing liabilities	267,309	596	0.89	248,655	461	0.74
Non-interest-bearing deposits	25,577			25,055
Other liabilities	10,562			9,131
Total liabilities	303,448			282,841
Stockholders’ equity	48,193			49,078
Total liabilities and stockholders’ equity	$351,641			$331,919
Net interest income/spread		$5,474	6.74		$5,056	6.63
Impact of non-interest-bearing funding			0.14			0.12
Net interest margin			6.88%			6.75%
__________

(1)	Past due fees included in interest income totaled approximately $384 million and $351 million in the first quarters of 2017 and 2016, respectively.

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

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

8	Capital One Financial Corporation (COF)

Net interest income increased by $418 million to $5.5 billion in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by:

•	growth in our domestic credit card and auto loan portfolios; and

•	higher net interest margins.
These increases were partially offset by:

•	an additional day in the first quarter of 2016.
Net interest margin increased by 13 basis points to 6.88% in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by:

•	growth in our domestic credit card loan portfolio;

•	higher yields as a result of higher interest rates; and

•	run-off of our acquired home loan portfolio.
These increases were partially offset by:

•	an additional day in the first quarter of 2016.

9	Capital One Financial Corporation (COF)

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2017 vs. 2016
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$396	$298	$98
Consumer banking	102	48	54
Commercial banking(2)	76	32	44
Other	(33)	(14)	(19)
Total loans, including loans held for sale	541	364	177
Investment securities	1	20	(19)
Cash equivalents and other interest-earning assets	11	3	8
Total interest income	553	387	166
Interest expense:
Deposits	70	29	41
Securitized debt obligations	21	6	15
Senior and subordinated notes	43	15	28
Other borrowings and liabilities	1	(7)	8
Total interest expense	135	43	92
Net interest income	$418	$344	$74
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

10	Capital One Financial Corporation (COF)

Table 4 displays the components of non-interest income for the first quarters of 2017 and 2016.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2017	2016(1)
Interchange fees, net	$570	$604
Service charges and other customer-related fees	371	423
Net securities gains (losses)	—	(8)
Other non-interest income:
Benefit for mortgage representation and warranty losses(2)	25	1
Net fair value gains on free-standing derivatives	17	30
Other	78	114
Total other non-interest income	120	145
Total non-interest income	$1,061	$1,164
__________

(1)
We made certain non-interest income reclassifications in the fourth quarter of 2016 to conform to the current period presentation. The primary net effects of the reclassifications for the three months ended March 31, 2016 compared to previously reported results were (i) an increase to Service charges and other customer-related fees of $19 million; and (ii) a decrease to Other non-interest income of $27 million. We have also consolidated the Non-interest income presentation of Other-than-temporary impairment (“OTTI”) with net realized gains or losses from investment securities into a new Net securities gains(losses) line. See Note 1—Summary of Significant Accounting Policies in our 2016 Form 10-K for additional information.

(2)	Represents the benefit for mortgage representation and warranty losses recorded in continuing operations.
Non-interest income decreased by $103 million to $1.1 billion in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by:

•
lower service charges and other customer-related fees primarily due to a build in our U.K. payment protection insurance customer refund reserve (“U.K. PPI Reserve”) in the first quarter of 2017 compared to the absence of a build in the first quarter of 2016, as well as the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016; and

•
lower net interchange fees, as an increase in gross interchange fees driven by higher purchase volume was more than offset by higher rewards expense from the continued expansion of our rewards franchise, as well as a customer rewards reserve release within our retail banking business in the first quarter of 2016 related to the discontinuation of certain debit card and deposit products.

These decreases were partially offset by:

•	higher revenue in our capital markets and agency businesses in our Commercial Banking business; and

•	a mortgage representation and warranty reserve release in our Consumer Banking business.
We provide additional information on our U.K. PPI Reserve in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $2.0 billion and $1.5 billion in the first quarters of 2017 and 2016, respectively. The provision for credit losses as a percentage of net interest income was 36.4% and 30.2% in the first quarters of 2017 and 2016, respectively.

11	Capital One Financial Corporation (COF)

Our provision for credit losses increased by $465 million in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by:

•	a larger allowance build in our domestic credit card loan portfolio due to increasing loss expectations on recent originations; and

•	higher charge-offs in our domestic credit card loan portfolio due to seasoning of recent growth.
These increases were partially offset by:

•
an allowance release in our Commercial Banking business in the first quarter of 2017 compared to a build in the first quarter of 2016, reflecting lower exposure in our oil and gas and taxi medallion lending portfolios.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K.
Non-Interest Expense
Non-interest expense consists of operating expenses related to continuing operations, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other non-interest expenses, as well as marketing costs and amortization of intangibles.
Table 5 displays the components of non-interest expense for the first quarters of 2017 and 2016.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2017	2016(1)
Salaries and associate benefits	$1,471	$1,270
Occupancy and equipment	471	458
Marketing	396	428
Professional services	247	241
Communications and data processing	288	280
Amortization of intangibles	62	101
Other non-interest expense:
Collections	85	81
Fraud losses	78	90
Bankcard, regulatory and other fee assessments	136	107
Other	200	167
Total other non-interest expense	499	445
Total non-interest expense	$3,434	$3,223
__________

(1)
We made certain non-interest expense reclassifications in the fourth quarter of 2016. The net effect of the reclassifications for the three months ended March 31, 2016 compared to previously reported results was an increase to Communications and data processing expense of $37 million, with a corresponding decrease to Professional services. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information.

Non-interest expense increased by $211 million to $3.4 billion in the first quarter of 2017 compared to the first quarter of 2016 primarily due to:

•	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure;

•	higher other non-interest expense primarily driven by a build in our U.K. PPI Reserve in the first quarter of 2017 compared to the absence of a build in the first quarter of 2016; and

12	Capital One Financial Corporation (COF)

•	higher Federal Deposit Insurance Corporation (“FDIC”) surcharges and premiums.
These increases are partially offset by:

•	lower amortization of intangibles; and

•	lower marketing expenses.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Income from discontinued operations, net of tax, was $15 million in the first quarter of 2017 compared to a loss of $5 million in the first quarter of 2016. We recorded a release related to our mortgage representation and warranty reserve, net of tax, of $42 million ($67 million before tax) in the first quarter of 2017, compared to a provision, net of tax, of $2 million ($3 million before tax) in the first quarter of 2016 as a result of favorable legal developments. This mortgage representation and warranty reserve release was partially offset by a pre-tax charge of $40 million to record a liability related to our contingent obligation to exercise certain mandatory clean-up calls associated with manufactured housing securitizations undertaken by GreenPoint Credit, LLC.
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
Income Taxes
We recorded income tax provisions of $314 million (28.3% effective income tax rate) and $452 million (30.7% effective income tax rate) in the first quarters of 2017 and 2016, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the first quarter of 2017 from the first quarter of 2016 was primarily due to:

•	increases in the relative benefit of tax exempt income and tax credits; and

•	increased discrete tax benefits related to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.
This increase was partially offset by:

•	reduced benefits associated with foreign earnings.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 16—Income Taxes” in our 2016 Form 10-K.

13	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $8.5 billion to $348.5 billion as of March 31, 2017 from December 31, 2016 primarily due to:

•
a decrease in loans held for investment primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our auto and commercial loan portfolios.

Total liabilities decreased by $9.0 billion to $300.5 billion as of March 31, 2017 from December 31, 2016 primarily driven by:

•	a decrease in other debt primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes.
Stockholders’ equity increased by $526 million to $48.0 billion as of March 31, 2017 from December 31, 2016 primarily due to:

•	our net income of $810 million in the first quarter of 2017.
This increase was partially offset by:

•	$250 million of dividend payments to our common and preferred stockholders; and

•	$218 million of share repurchases.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2017. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% of our total investment securities as of both March 31, 2017 and December 31, 2016.
The fair value of our available for sale securities portfolio was $41.3 billion as of March 31, 2017, an increase of $523 million from December 31, 2016. The fair value of our held to maturity securities portfolio was $26.7 billion as of March 31, 2017, an increase of $461 million from December 31, 2016. The increase in the fair value of both of these portfolios was primarily driven by purchases outpacing sales and paydowns.
Gross unrealized gains on our available for sale securities portfolio increased slightly to $550 million as of March 31, 2017 compared to $539 million as of December 31, 2016 and gross unrealized losses on this portfolio decreased to $501 million as of March 31, 2017 compared to $535 million as of December 31, 2016. Of the $501 million gross unrealized losses as of March 31, 2017, $104 million was related to securities that had been in a loss position for 12 months or longer.

14	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of March 31, 2017 and December 31, 2016.
Table 6: Investment Securities

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,195	$5,170	$5,103	$5,065
RMBS:
Agency(1)	27,289	26,992	26,830	26,527
Non-agency	2,264	2,647	2,349	2,722
Total RMBS	29,553	29,639	29,179	29,249
CMBS:
Agency(1)	3,159	3,132	3,335	3,304
Non-agency	1,712	1,730	1,676	1,684
Total CMBS	4,871	4,862	5,011	4,988
Other ABS(2)	688	688	714	714
Other securities(3)	904	901	726	721
Total investment securities available for sale	$41,211	$41,260	$40,733	$40,737

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$199	$199	$199
Agency RMBS	22,486	22,932	22,125	22,573
Agency CMBS	3,485	3,526	3,388	3,424
Total investment securities held to maturity	$26,170	$26,657	$25,712	$26,196
__________

(1)
Includes securities guaranteed by Government National Mortgage Association (“Ginnie Mae”) and securities issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(2)
ABS collateralized by credit card loans constituted approximately 54% and 57% of the other ABS portfolio as of March 31, 2017 and December 31, 2016, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 24% and 23% of the other ABS portfolio as of March 31, 2017 and December 31, 2016, respectively.

(3)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. As of March 31, 2017 and December 31, 2016, approximately 96% and 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, respectively, while approximately 4% was below investment grade, as of both March 31, 2017 and December 31, 2016. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 7 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of March 31, 2017 and December 31, 2016.

15	Capital One Financial Corporation (COF)

Table 7: Non-Agency Investment Securities Credit Ratings

	March 31, 2017				December 31, 2016
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,647	—	2%	98%	$2,722	—	3%	97%
Non-agency CMBS	1,730	100%	—	—	1,684	100%	—	—
Other ABS	688	99	1	—	714	99	1	—
Other securities	901	72	18	10	721	62	25	13
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unsecuritized loans and loans held in our consolidated trusts. Table 8 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of March 31, 2017 and December 31, 2016.
Table 8: Loans Held for Investment

	March 31, 2017			December 31, 2016
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$99,213	$5,058	$94,155	$105,552	$4,606	$100,946
Consumer Banking	73,982	1,163	72,819	73,054	1,102	71,952
Commercial Banking	67,320	761	66,559	66,916	793	66,123
Other	73	2	71	64	2	62
Total	$240,588	$6,984	$233,604	$245,586	$6,503	$239,083
Loans held for investment decreased by $5.0 billion to $240.6 billion as of March 31, 2017 from December 31, 2016 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our auto and commercial loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Deposits
Our deposits represent our largest source of funding for our operations and provide a consistent source of low-cost funds. Total deposits increased by $4.4 billion to $241.2 billion as of March 31, 2017 from December 31, 2016 primarily driven by growth in our Consumer Banking business. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield in “MD&A—Liquidity Risk Profile.”
Securitized Debt Obligations
Securitized debt obligations decreased to $18.5 billion as of March 31, 2017, from $18.8 billion as of December 31, 2016, as debt maturities exceeded issuances during the first quarter of 2017. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”

16	Capital One Financial Corporation (COF)

Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and Federal Home Loan Banks (“FHLB”) advances, totaled $29.9 billion as of March 31, 2017, of which $28.9 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $41.6 billion as of December 31, 2016, of which $40.6 billion represented long-term debt and the remainder represented short-term borrowings.
The decrease in other debt of $11.7 billion in the first quarter of 2017 was primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
Mortgage Representation and Warranty Reserve
We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, LLC, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, F.S.B. (“CCB”), which was acquired in February 2009 and subsequently merged into CONA.
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities decreased to $516 million as of March 31, 2017, compared to $630 million as of December 31, 2016 primarily due to favorable legal developments.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2017 is approximately $1.4 billion, a decrease from our estimate of $1.5 billion as of December 31, 2016.
We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees and Others.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letter of credits, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in the “MD&A—Liquidity Risk Profile” as well as “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others.”

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2016 Form 10-K.
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
Below we summarize our business segment results for the first quarters of 2017 and 2016 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2017 compared to December 31, 2016. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “MD&A—Executive Summary and Business Outlook.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the first quarters of 2017 and 2016. We provide information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2016 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 13—Business Segments” of this Report.

Table 9: Business Segment Results

	Three Months Ended March 31,
	2017				2016
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,084	63%	$271	34%	$3,880	62%	$609	60%
Consumer Banking	1,712	26	248	31	1,611	26	249	24
Commercial Banking(3)	724	11	213	27	655	11	67	7
Other(4)	15	—	63	8	74	1	93	9
Total	$6,535	100%	$795	100%	$6,220	100%	$1,018	100%
__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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

(4)
The Other category includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expenses that do not directly support the operations of the business segments and other items as described in “Note 18—Business Segments” in our 2016 Form 10-K.

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $271 million and $609 million in the first quarters of 2017 and 2016, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2017	2016	Change
Selected income statement data:
Net interest income	$3,346	$3,033	10%
Non-interest income	738	847	(13)
Total net revenue(1)	4,084	3,880	5
Provision for credit losses	1,717	1,071	60
Non-interest expense	1,929	1,863	4
Income from continuing operations before income taxes	438	946	(54)
Income tax provision	167	337	(50)
Income from continuing operations, net of tax	$271	$609	(56)
Selected performance metrics:
Average loans held for investment(2)	$101,169	$92,987	9
Average yield on loans held for investment(3)	14.99%	14.60%	39	bps
Total net revenue margin(4)	16.14	16.69	(55)
Net charge-offs	$1,271	$950	34%
Net charge-off rate	5.02%	4.09%	93	bps
Purchased credit card relationship (“PCCR”) intangible amortization	$44	$70	(37)%
Purchase volume(5)	73,197	68,189	7

(Dollars in millions, except as noted)	March 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$99,213	$105,552	(6)%
30+ day performing delinquency rate	3.68%	3.91%	(23	)bps
30+ day delinquency rate	3.71	3.94	(23)
Nonperforming loan rate	0.04	0.04	—
Allowance for loan and lease losses	$5,058	$4,606	10%
Allowance coverage ratio(6)	5.10%	4.36%	74	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $321 million and $228 million in the first quarters of 2017 and 2016, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $398 million and $402 million as of March 31, 2017 and December 31, 2016, respectively.

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

18	Capital One Financial Corporation (COF)

(4)
Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period. Interest income also includes interest income on loans held for sale.

(5)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(6)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.
Key factors affecting the results of our Credit Card business for the first quarter of 2017 compared to the first quarter of 2016, and changes in financial condition and credit performance between March 31, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $313 million to $3.3 billion in the first quarter of 2017 primarily driven by loan growth and higher net interest margins in our Domestic Card business.

•	Non-Interest Income: Non-interest income decreased by $109 million to $738 million in the first quarter of 2017 primarily driven by:

◦	higher rewards expense from the continued expansion of our rewards franchise;

◦	a build in our U.K. PPI Reserve in the first quarter of 2017 compared to the absence of a build in the first quarter of 2016; and

◦	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.
These decreases were partially offset by:

◦	an increase in gross interchange fees driven by higher purchase volume.

•	Provision for Credit Losses: The provision for credit losses increased by $646 million to $1.7 billion in the first quarter of 2017 primarily driven by:

◦	a larger allowance build in our domestic credit card loan portfolio due to increasing loss expectations on recent originations; and

◦	higher charge-offs due to seasoning of recent growth.

•	Non-Interest Expense: Non-interest expense increased by $66 million to $1.9 billion in the first quarter of 2017 primarily driven by:

◦	higher operating expenses associated with loan growth and continued investments in technology; and

◦	higher other non-interest expense primarily driven by a build in our U.K. PPI Reserve in the first quarter of 2017 compared to the absence of a build in the first quarter of 2016.
These increases were partially offset by:

◦	lower marketing expenses and operating efficiencies.

•
Loans Held for Investment: Period-end loans held for investment decreased by $6.3 billion to $99.2 billion as of March 31, 2017 from December 31, 2016 primarily due to expected seasonal paydowns. Average loans held for investment increased by $8.2 billion to $101.2 billion in the first quarter of 2017 compared to the first quarter of 2016, primarily due to growth in our domestic credit card loan portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 93 basis points to 5.02% in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by growth and seasoning of recent domestic credit card loan originations, partially offset by growth in our domestic credit card loan portfolio. The 30+ day delinquency rate decreased by 23 basis points to 3.71% as of March 31, 2017 from December 31, 2016 primarily due to seasonally lower delinquency inventories, partially offset by seasonally lower loan balances in our domestic credit card loan portfolio.

19	Capital One Financial Corporation (COF)

Domestic Card Business
Domestic Card generated net income from continuing operations of $278 million and $564 million in the first quarters of 2017 and 2016, respectively. In the first quarters of 2017 and 2016, Domestic Card accounted for greater than 90% of both total net revenues and net income of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2017	2016	Change
Selected income statement data:
Net interest income	$3,093	$2,756	12%
Non-interest income	699	774	(10)
Total net revenue(1)	3,792	3,530	7
Provision for credit losses	1,637	972	68
Non-interest expense	1,717	1,671	3
Income from continuing operations before income taxes	438	887	(51)
Income tax provision	160	323	(50)
Income from continuing operations, net of tax	$278	$564	(51)
Selected performance metrics:
Average loans held for investment(2)	$93,034	$85,148	9
Average yield on loans held for investment(3)	15.01%	14.43%	58	bps
Total net revenue margin(4)	16.30	16.58	(28)
Net charge-offs	$1,196	$887	35%
Net charge-off rate	5.14%	4.16%	98	bps
PCCR intangible amortization	$44	$70	(37)%
Purchase volume(5)	66,950	62,617	7

(Dollars in millions, except as noted)	March 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$91,092	$97,120	(6)%
30+ day delinquency rate	3.71%	3.95%	(24	)bps
Allowance for loan and lease losses	$4,670	$4,229	10%
Allowance coverage ratio(6)	5.13%	4.35%	78	bps
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

(4)	Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

(5)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.

(6)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by:

20	Capital One Financial Corporation (COF)

•	higher provision for credit losses;

•	lower non-interest income; and

•	higher operating expenses associated with loan growth.
These drivers were partially offset by:

•	higher net interest income resulting from loan growth and higher net interest margins; and

•	lower marketing expenses and operating efficiencies.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $248 million and $249 million in the first quarters of 2017 and 2016, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

21	Capital One Financial Corporation (COF)

Table 11: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2017	2016	Change
Selected income statement data:
Net interest income	$1,517	$1,420	7%
Non-interest income	195	191	2
Total net revenue	1,712	1,611	6
Provision for credit losses	279	230	21
Non-interest expense	1,042	990	5
Income from continuing operations before income taxes	391	391	—
Income tax provision	143	142	1
Income from continuing operations, net of tax	$248	$249	—
Selected performance metrics:
Average loans held for investment:(1)
Auto	$48,673	$41,962	16
Home loan	21,149	24,781	(15)
Retail banking	3,509	3,553	(1)
Total consumer banking	$73,331	$70,296	4
Average yield on loans held for investment(2)	6.48%	6.18%	30	bps
Average deposits	$183,936	$174,254	6%
Average deposits interest rate	0.57%	0.54%	3	bps
Net charge-offs	$218	$183	19%
Net charge-off rate	1.19%	1.04%	15	bps
Net charge-off rate (excluding PCI loans)(3)	1.46	1.40	6
Auto loan originations	$7,025	$5,844	20%

(Dollars in millions, except as noted)	March 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$49,771	$47,916	4%
Home loan	20,738	21,584	(4)
Retail banking	3,473	3,554	(2)
Total consumer banking	$73,982	$73,054	1
30+ day performing delinquency rate	3.45%	4.10%	(65	)bps
30+ day performing delinquency rate (excluding PCI loans)(3)	4.23	5.12	(89)
30+ day delinquency rate	3.93	4.67	(74)
30+ day delinquency rate (excluding PCI loans)(3)	4.80	5.82	(102)
Nonperforming loan rate	0.64	0.72	(8)
Nonperforming loan rate (excluding PCI loans)(3)	0.78	0.90	(12)
Nonperforming asset rate(4)	0.92	1.09	(17)
Nonperforming asset rate (excluding PCI loans)(3)(4)	1.12	1.36	(24)
Allowance for loan and lease losses	$1,163	$1,102	6%
Allowance coverage ratio(5)(6)	1.57%	1.51%	6	bps
Deposits	$188,216	$181,917	3%
Loans serviced for others	8,462	8,258	2
__________

(1)
Average consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) of $13.8 billion and $18.0 billion in the first quarters of 2017 and 2016, respectively. Period-end consumer banking loans held for investment includes PCI loans with carrying values of $13.5 billion and $14.5 billion as of March 31, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

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

(3)	See “MD&A—Credit Risk Profile” and “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on the impact of PCI loans on our credit quality metrics.

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

(6)
Excluding the impact of the PCI home loan amounts in footnote 1 above, the allowance coverage ratios for our home loan portfolio and total consumer banking were 0.42% and 1.87%, respectively, as of March 31, 2017, compared to 0.51% and 1.83%, respectively, as of December 31, 2016.

Key factors affecting the results of our Consumer Banking business for the first quarter of 2017 compared to the first quarter of 2016, and changes in financial condition and credit performance between March 31, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $97 million to $1.5 billion in the first quarter of 2017 primarily driven by growth in our auto loan portfolio, partially offset by higher interest expense in our retail banking business due to higher deposit volumes and higher interest rates, as well as margin compression in our auto loan portfolio.

◦
Consumer Banking loan yield increased by 30 basis points to 6.5% in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily driven by changes in the product mix in Consumer Banking as a result of run-off of our acquired home loan portfolio and growth in our auto loan portfolio, partially offset by margin compression in our auto loan portfolio.

◦	Average yield on auto loans decreased by 16 basis points to 7.6% in the first quarter of 2017 primarily attributable to margin compression and changes in the product mix in our auto loan portfolio.

◦	Average yield on our home loan portfolio increased by 49 basis points to 4.2% in the first quarter of 2017 primarily as a result of higher yield on our acquired home loan portfolio.

•
Non-Interest Income: Non-interest income was substantially flat at $195 million in the first quarter of 2017 as a mortgage representation and warranty reserve release in the first quarter of 2017 had a similar impact as the customer rewards reserve release within our retail banking business in the first quarter of 2016 related to the discontinuation of certain debit card and deposit products.

•	Provision for Credit Losses: The provision for credit losses increased by $49 million to $279 million in the first quarter of 2017 primarily driven by:

◦	higher charge-offs due to growth and seasoning in our auto loan portfolio; and

◦	a larger allowance build in our auto loan portfolio due to higher loss rates associated with growth, as well as further expected declines in used car auction prices.

•	Non-Interest Expense: Non-interest expense increased by $52 million to $1.0 billion in the first quarter of 2017 primarily due to higher operating expenses driven by growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment increased by $928 million to $74.0 billion as of March 31, 2017 from December 31, 2016, and average loans held for investment increased by $3.0 billion to $73.3 billion in the first quarter of 2017 compared to the first quarter of 2016. The increases were primarily due to growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

•
Deposits: Period-end deposits increased by $6.3 billion to $188.2 billion as of March 31, 2017 from December 31, 2016 as a result of strong growth in our deposit products that are sold directly to both existing and new customers.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 15 basis points to 1.19% in the first quarter of 2017 compared to the first quarter of 2016. The increase reflects the greater portion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio. The 30+ day delinquency rate decreased by 74 basis points to 3.93% as of March 31, 2017 from December 31, 2016 primarily attributable to seasonally lower auto delinquency inventories.

23	Capital One Financial Corporation (COF)

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
Our Commercial Banking business generated net income from continuing operations of $213 million and $67 million in the first quarters of 2017 and 2016, respectively. Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

24	Capital One Financial Corporation (COF)

Table 12: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2017	2016	Change
Selected income statement data:
Net interest income	$566	$537	5%
Non-interest income	158	118	34
Total net revenue(1)	724	655	11
Provision (benefit) for credit losses(2)	(2)	228	**
Non-interest expense	391	322	21
Income from continuing operations before income taxes	335	105	219
Income tax provision	122	38	221
Income from continuing operations, net of tax	$213	$67	218
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$26,587	$25,015	6
Commercial and industrial	39,877	37,762	6
Total commercial lending	66,464	62,777	6
Small-ticket commercial real estate	474	598	(21)
Total commercial banking	$66,938	$63,375	6
Average yield on loans held for investment(1)(4)	3.65%	3.38%	27	bps
Average deposits	$34,219	$34,076	—
Average deposits interest rate	0.31%	0.27%	4	bps
Net charge-offs	$23	$46	(50)%
Net charge-off rate	0.14%	0.29%	(15	)bps

(Dollars in millions, except as noted)	March 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$27,218	$26,609	2%
Commercial and industrial	39,638	39,824	—
Total commercial lending	66,856	66,433	1
Small-ticket commercial real estate	464	483	(4)
Total commercial banking	$67,320	$66,916	1
Nonperforming loan rate	1.25%	1.53%	(28	)bps
Nonperforming asset rate(5)	1.27	1.54	(27)
Allowance for loan and lease losses(2)	$761	$793	(4)%
Allowance coverage ratio(6)	1.13%	1.19%	(6	)bps
Deposits	$33,735	$33,866	—
Loans serviced for others(7)	23,557	22,321	6%
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

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $133 million and $129 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
Average commercial banking loans held for investment includes PCI loans of $607 million and $926 million in the first quarters of 2017 and 2016, respectively. Period-end commercial banking loans held for investment includes PCI loans with carrying values of $594 million and $613 million as of March 31, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

25	Capital One Financial Corporation (COF)

(4)
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
Key factors affecting the results of our Commercial Banking business for the first quarter of 2017 compared to the first quarter of 2016, and changes in financial condition and credit performance between March 31, 2017 and December 31, 2016 include the following:

•	Net Interest Income: Net interest income increased by $29 million to $566 million in the first quarter of 2017 primarily driven by loan growth and higher yields as a result of higher interest rates.

•	Non-Interest Income: Non-interest income increased by $40 million to $158 million in the first quarter of 2017 primarily driven by higher revenue in our capital markets and agency businesses.

•
Provision for Credit Losses: The provision for credit losses decreased by $230 million primarily due to an allowance release in the first quarter of 2017 compared to a build in the first quarter of 2016, as well as lower charge-offs. The decreases reflect lower exposure in our oil and gas and taxi medallion lending portfolios.

•
Non-Interest Expense: Non-interest expense increased by $69 million to $391 million in the first quarter of 2017 driven by higher operating expenses associated with loan growth and continued investments in technology.

•
Loans Held for Investment: Period-end loans held for investment increased by $404 million to $67.3 billion as of March 31, 2017 from December 31, 2016, and average loans held for investment increased by $3.6 billion to $66.9 billion in the first quarter of 2017 compared to the first quarter of 2016, both driven by growth in our commercial loan portfolios.

•	Deposits: Period-end deposits were stable at $33.7 billion as of March 31, 2017.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 15 basis points to 0.14% in the first quarter of 2017 compared to the first quarter of 2016 driven by lower charge-offs in our oil and gas and taxi medallion lending portfolios. The nonperforming loan rate decreased by 28 basis points to 1.25% as of March 31, 2017 from December 31, 2016, reflecting improved portfolio performance in our oil and gas portfolio.

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

•	a portion of the net benefit (provision) for representation and warranty losses related to continuing operations; and

•	offsets related to certain line-item reclassifications.

26	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Change
Selected income statement data:
Net interest income	$45	$66	(32)%
Non-interest income	(30)	8	**
Total net revenue(1)	15	74	(80)
Provision (benefit) for credit losses	(2)	(2)	—
Non-interest expense	72	48	50
Income from continuing operations before income taxes	(55)	28	**
Income tax provision (benefit)	(118)	(65)	82
Income from continuing operations, net of tax	$63	$93	(32)
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
Net income from continuing operations recorded in the Other category was $63 million in the first quarter of 2017 compared to $93 million in the first quarter of 2016. The decrease in the first quarter of 2017 was primarily driven by:

•	lower non-interest income primarily due to rate-driven hedge ineffectiveness losses in the first quarter of 2017 compared to gains in the first quarter of 2016;

•
higher non-interest expense from restructuring charges for severance and related benefits pursuant to our ongoing benefit programs as a result of the realignment of our workforce, as well as higher bank optimization charges; and

•	lower net interest income due to higher funding needs to support balance sheet growth.
These drivers were partially offset by:

•
an increased income tax benefit as a result of lower income before taxes and increased discrete tax benefits related to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves

•	Asset impairment

•	Fair value of financial instruments

•	Representation and warranty reserves

27	Capital One Financial Corporation (COF)

•	Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors. There have been no changes to our critical accounting policies and estimates since the 2016 Form 10-K.
We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2016 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS
See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2017, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards.

28	Capital One Financial Corporation (COF)

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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. See “MD&A—Market Risk Profile” below for additional information. We began reporting risk-based capital ratios including market risk-weighted assets for the Company and CONA pursuant to the Market Risk Rule for positions covered by such rule in the third quarter of 2016. This change did not have a material impact on the risk-based capital ratios of these two entities. As of March 31, 2017, COBNA is not subject to the Market Risk Rule.
For additional information about the capital adequacy guidelines we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K.

29	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio (where applicable)as of March 31, 2017 and December 31, 2016.
Table 14: Capital Ratios under Basel III(1)(2)

	March 31, 2017			December 31, 2016
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	10.4%	4.5%	N/A	10.1%	4.5%	N/A
Tier 1 capital(4)	12.0	6.0	6.0%	11.6	6.0	6.0%
Total capital(5)	14.7	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(6)	9.9	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(7)	8.6	N/A	N/A	8.6	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	13.1%	4.5%	6.5%	12.0%	4.5%	6.5%
Tier 1 capital(4)	13.1	6.0	8.0	12.0	6.0	8.0
Total capital(5)	16.0	8.0	10.0	14.8	8.0	10.0
Tier 1 leverage(6)	10.9	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(7)	9.1	N/A	N/A	8.9	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	11.8%	4.5%	6.5%	10.6%	4.5%	6.5%
Tier 1 capital(4)	11.8	6.0	8.0	10.6	6.0	8.0
Total capital(5)	13.1	8.0	10.0	11.8	8.0	10.0
Tier 1 leverage(6)	8.5	4.0	5.0	7.7	4.0	5.0
Supplementary leverage(7)	7.7	N/A	N/A	6.9	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, such as the inclusion of the unrealized gains and losses on securities available for sale included in accumulated other comprehensive income (“AOCI”) and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 60% for 2016, 80% for 2017 and 100% for 2018.

(2)
Ratios as of March 31, 2017 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2017 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(7)	Supplementary leverage ratio (“SLR”) is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both March 31, 2017 and December 31, 2016.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer of 2.5% above the regulatory minimum ratios composed of common equity Tier 1 capital. The capital conservation buffer is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased in on January 1, 2019. The capital conservation buffer is 1.25% in 2017.
For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity

30	Capital One Financial Corporation (COF)

Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of March 31, 2017, the countercyclical capital buffer is zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2017, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 5.75%, 7.25% and 9.25%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of March 31, 2017, the Company and each of the Banks are all above the applicable combined thresholds.
Additionally, banks designated as global systemically important banks (“G-SIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Basel III Capital Rule. We are currently not designated as a G-SIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of March 31, 2017, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks such as ourselves that have not yet exited parallel run. Our estimated common equity Tier 1 capital, risk-weighted assets and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures that we believe provide useful information in evaluating compliance with regulatory capital requirements that are not effective yet. They are calculated based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.
Table 15: Regulatory Capital Reconciliations between Basel III Transition to Fully Phased-in(1)

(Dollars in millions)	March 31, 2017
Common equity Tier 1 capital under Basel III Standardized Approach	$29,161
Adjustments related to AOCI(2)	(127)
Adjustments related to intangibles(2)	(116)
Other adjustments(2)	(2)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$28,916
Risk-weighted assets under Basel III Standardized Approach(3)	$279,302
Adjustments for fully phased-in Basel III Standardized Approach(4)	1,910
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$281,212
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(5)	10.3%
__________

(1)	Estimated common equity Tier 1 capital, risk-weighted assets, and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures.

(2)	Assumes adjustments are fully phased-in.

(3)	Includes credit and market risk-weighted assets.

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

Under the Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K for additional information. Once we exit parallel run, based on clarification of the Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel

31	Capital One Financial Corporation (COF)

III Standardized Approach ratios. However, there is uncertainty whether this will remain the case in light of potential changes to the United States capital rules.
Capital Planning and Regulatory Stress Testing
On April 5, 2017, we submitted our capital plan to the Federal Reserve as part of the 2017 Comprehensive Capital Analysis and Review (“CCAR”) cycle. The stress testing results are expected to be released by the Federal Reserve before June 30, 2017.
On June 29, 2016, the Federal Reserve informed us that they had “no objection” to our CCAR 2016 Capital Plan submission. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $2.5 billion of shares of our common stock from the third quarter of 2016 through the end of the second quarter of 2017, in addition to share repurchases related to employee compensation. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K.
Dividend Policy and Stock Purchases
We paid common stock dividends of $0.40 per share in the first quarter of 2017. The following table summarizes the dividends paid per share on our various preferred stock series in the first quarter of 2017.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2017
					Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.33
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of March 31, 2017, funds available for dividend payments from COBNA and CONA were $3.7 billion and $926 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2016 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $2.5 billion of shares of common stock beginning in the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the first quarter of 2017, we repurchased approximately $2.2 billion of shares of common stock as part of the 2016 Stock Repurchase Program.
The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see

32	Capital One Financial Corporation (COF)

“Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds” in our 2016 Form 10-K.

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
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2016 Form 10-K.

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

33	Capital One Financial Corporation (COF)

overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “MD&A—Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”
Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2016 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of March 31, 2017 and December 31, 2016. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $735 million and $1.0 billion as of March 31, 2017 and December 31, 2016, respectively.
Table 17: Loans Held for Investment Portfolio Composition

	March 31, 2017		December 31, 2016
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$91,092	37.8%	$97,120	39.6%
International card businesses	8,121	3.4	8,432	3.4
Total credit card	99,213	41.2	105,552	43.0
Consumer Banking:
Auto	49,771	20.7	47,916	19.5
Home loan	20,738	8.6	21,584	8.8
Retail banking	3,473	1.5	3,554	1.4
Total consumer banking	73,982	30.8	73,054	29.7
Commercial Banking:
Commercial and multifamily real estate	27,218	11.3	26,609	10.9
Commercial and industrial	39,638	16.5	39,824	16.2
Total commercial lending	66,856	27.8	66,433	27.1
Small-ticket commercial real estate	464	0.2	483	0.2
Total commercial banking	67,320	28.0	66,916	27.3
Other loans	73	—	64	—
Total loans held for investment	$240,588	100.0%	$245,586	100.0%

34	Capital One Financial Corporation (COF)

Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2017 and December 31, 2016.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	March 31, 2017	December 31, 2016
Real estate	40%	40%
Healthcare	14	14
Finance and insurance	13	13
Business services	5	5
Educational services	4	4
Public administration	4	4
Oil and gas(2)	4	4
Retail trade	4	4
Construction and land	3	3
Transportation(3)	2	2
Other	7	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $3.1 billion and $2.9 billion to oil and gas companies as of March 31, 2017 and December 31, 2016, respectively. For information on our total unfunded lending commitments see “Note 14—Commitments, Contingencies, Guarantees and Others.”

(3)	Includes our taxi medallion lending portfolio among other portfolios.
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $14.1 billion as of March 31, 2017 compared to $15.1 billion as of December 31, 2016. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on PCI loans that are accounted for based on expected cash flows.

35	Capital One Financial Corporation (COF)

Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 65% and 67% of our total home loan portfolio as of March 31, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of ING Direct and CCB acquisitions. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents our total home loan portfolio and the break out of the PCI loans and remaining loans within our home loan portfolio, by lien priority.
Table 19: Home Loans—Risk Profile by Lien Priority

	March 31, 2017
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,291	30.3%	$13,228	63.8%	$19,519	94.1%
2nd lien	963	4.7	256	1.2	1,219	5.9
Total	$7,254	35.0%	$13,484	65.0%	$20,738	100.0%

	December 31, 2016
	Home Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Table 20 provides a sensitivity analysis of PCI loans in our home loan portfolio as of March 31, 2017. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	March 31, 2017	Estimated Impact Increase (Decrease)
Expected cash flows	$16,209	$(50)
Accretable yield	2,755	63
Allowance for loan and lease losses	30	113
__________

(1)
Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

36	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of March 31, 2017, December 31, 2016 and March 31, 2016.
Table 21: Credit Score Distribution

(Percentage of portfolio)	March 31, 2017	December 31, 2016	March 31, 2016
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	63%	64%	65%
660 or below	37	36	35
Total	100%	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	52%	51%
621 - 660	18	17	17
620 or below	31	31	32
Total	100%	100%	100%
__________

(1)
Domestic card credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

(2)
Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio.
See “Note 4—Loans” in this Report for additional credit quality information. Also, see “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

37	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of March 31, 2017 and December 31, 2016.
Table 22: 30+ Day Delinquencies

	March 31, 2017				December 31, 2016
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,376	3.71%	$3,376	3.71%	$3,839	3.95%	$3,839	3.95%
International card businesses	275	3.39	305	3.75	283	3.36	317	3.76
Total credit card	3,651	3.68	3,681	3.71	4,122	3.91	4,156	3.94
Consumer Banking:
Auto	2,504	5.03	2,679	5.38	2,931	6.12	3,154	6.58
Home loan(2)	31	0.15	185	0.89	43	0.20	205	0.95
Retail banking	20	0.59	40	1.14	25	0.70	49	1.39
Total consumer banking(2)	2,555	3.45	2,904	3.93	2,999	4.10	3,408	4.67
Commercial Banking:
Commercial and multifamily real estate	9	0.03	35	0.13	20	0.07	45	0.17
Commercial and industrial	67	0.17	398	1.00	36	0.09	408	1.02
Total commercial lending	76	0.11	433	0.65	56	0.08	453	0.68
Small-ticket commercial real estate	1	0.16	8	1.78	6	1.31	10	2.14
Total commercial banking	77	0.11	441	0.65	62	0.09	463	0.69
Other loans	4	4.91	9	12.20	2	3.66	8	12.90
Total	$6,287	2.61	$7,035	2.92	$7,185	2.93	$8,035	3.27
__________

(1)
The 30+ day performing and 30+ day delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.42% and 4.23%, respectively, as of March 31, 2017, and 0.59% and 5.12%, respectively, as of December 31, 2016. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 2.55% and 4.80%, respectively, as of March 31, 2017, and 2.86% and 5.82%, respectively, as of December 31, 2016.

38	Capital One Financial Corporation (COF)

Table 23 presents an aging and geography of 30+ day delinquent loans as of March 31, 2017 and December 31, 2016.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Delinquency status:
30 – 59 days	$3,036	1.26%	$3,466	1.41%
60 – 89 days	1,484	0.62	1,920	0.78
> 90 days	2,515	1.04	2,649	1.08
Total	$7,035	2.92%	$8,035	3.27%
Geographic region:
Domestic	$6,730	2.79%	$7,718	3.14%
International	305	0.13	317	0.13
Total	$7,035	2.92%	$8,035	3.27%
Total loans held for investment	$240,588	100.00%	$245,586	100.00%
__________

(1)
Delinquency rates are calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total period-end loans held for investment, including PCI loans.

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of March 31, 2017 and December 31, 2016. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,820	1.83%	$1,936	1.83%
Consumer banking	—	—	—	—
Commercial banking	—	—	—	—
Total	$1,820	0.76	$1,936	0.79
Geographic region:
Domestic	$1,720	0.74	$1,840	0.78
International	100	1.22	96	1.14
Total	$1,820	0.76	$1,936	0.79
__________

(1)	Delinquency rates are calculated by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment, including PCI loans, for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed properties and repossessed assets and the net realizable value of auto loans that have been charged off as a result of a bankruptcy. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

39	Capital One Financial Corporation (COF)

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2017 and December 31, 2016. Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International card businesses	$38	0.47%	$42	0.50%
Total credit card	38	0.04	42	0.04
Consumer Banking:
Auto	179	0.36	223	0.47
Home loan(2)	264	1.27	273	1.26
Retail banking	28	0.82	31	0.86
Total consumer banking(2)	471	0.64	527	0.72
Commercial Banking:
Commercial and multifamily real estate	35	0.13	30	0.11
Commercial and industrial	801	2.02	988	2.48
Total commercial lending	836	1.25	1,018	1.53
Small-ticket commercial real estate	8	1.65	4	0.85
Total commercial banking	844	1.25	1,022	1.53
Other loans	9	11.88	8	13.10
Total nonperforming loans held for investment(3)	$1,362	0.57	$1,599	0.65
Other nonperforming assets:(4)
Foreclosed property	$68	0.03	$75	0.03
Other assets(5)	154	0.06	205	0.08
Total other nonperforming assets	222	0.09	280	0.11
Total nonperforming assets	$1,584	0.66	$1,879	0.76
__________

(1)
We recognized interest income for loans classified as nonperforming of $3 million and $5 million in the first quarter of 2017 and 2016, respectively. Interest income foregone related to nonperforming loans was $20 million and $19 million in the first quarter of 2017 and 2016, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.64% and 0.78%, respectively, as of March 31, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.91% and 1.08% as of March 31, 2017 and December 31, 2016, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes the net realizable value of auto loans that have been charged off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

40	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for loan and lease losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2017 and 2016.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,196	5.14%	$887	4.16%
International card businesses	75	3.69	63	3.24
Total credit card	1,271	5.02	950	4.09
Consumer Banking:
Auto	199	1.64	168	1.60
Home loan(2)	2	0.03	3	0.05
Retail banking	17	1.92	12	1.36
Total consumer banking(2)	218	1.19	183	1.04
Commercial Banking:
Commercial and multifamily real estate	—	—	(1)	(0.01)
Commercial and industrial	22	0.22	47	0.49
Total commercial lending	22	0.13	46	0.29
Small-ticket commercial real estate	1	1.05	0	0.13
Total commercial banking	23	0.14	46	0.29
Other loans	(2)	(10.23)	(1)	(3.82)
Total net charge-offs	$1,510	2.50	$1,178	2.08
Average loans held for investment	$241,505		$226,736
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.08% and 1.46%, respectively, for the three months ended March 31, 2017, compared to 0.17% and 1.40%, respectively, for the three months ended March 31, 2016.

For information regarding management’s expectations of net charge-offs, see “MD&A—Executive Summary and Business Outlook.”

41	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of March 31, 2017 and December 31, 2016, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$735	30.7%	$715	29.0%
Consumer banking:
Auto	499	20.8	523	21.2
Home loan	237	9.9	241	9.8
Retail banking	35	1.5	43	1.7
Total consumer banking	771	32.2	807	32.7
Commercial banking	890	37.1	944	38.3
Total	$2,396	100.0%	$2,466	100.0%
Status of TDRs:
Performing	$1,661	69.3%	$1,631	66.1%
Nonperforming	735	30.7	835	33.9
Total	$2,396	100.0%	$2,466	100.0%
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

42	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $3.0 billion and $3.2 billion as of March 31, 2017 and December 31, 2016, respectively. Modified TDR loans accounted for $2.4 billion and $2.5 billion of impaired loans as of March 31, 2017 and December 31, 2016, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent to our held for investment portfolio as of each balance sheet date. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses under “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K.
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the first quarters of 2017 and 2016, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

43	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(1,484)	(117)	(1,601)	(339)	(4)	(21)	(364)	(26)	—	(1,991)
Recoveries	288	42	330	140	2	4	146	3	2	481
Net charge-offs	(1,196)	(75)	(1,271)	(199)	(2)	(17)	(218)	(23)	2	(1,510)
Provision (benefit) for loan and lease losses	1,637	80	1,717	270	(3)	12	279	(6)	(2)	1,988
Allowance build (release) for loan and lease losses	441	5	446	71	(5)	(5)	61	(29)	—	478
Other changes(2)	—	6	6	—	—	—	—	(3)	—	3
Balance as of March 31, 2017	4,670	388	5,058	1,028	60	75	1,163	761	2	6,984
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	4	—	4
Balance as of March 31, 2017	—	—	—	—	—	7	7	133	—	140
Combined allowance and reserve as of March 31, 2017	$4,670	$388	$5,058	$1,028	$60	$82	$1,170	$894	$2	$7,124

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Charge-offs	(1,123)	(99)	(1,222)	(269)	(5)	(17)	(291)	(48)	(1)	(1,562)
Recoveries	236	36	272	101	2	5	108	2	2	384
Net charge-offs	(887)	(63)	(950)	(168)	(3)	(12)	(183)	(46)	1	(1,178)
Provision (benefit) for loan and lease losses	972	99	1,071	214	(3)	18	229	171	(2)	1,469
Allowance build (release) for loan and lease losses	85	36	121	46	(6)	6	46	125	(1)	291
Other changes(2)	—	10	10	—	—	—	—	(15)	—	(5)
Balance as of March 31, 2016	3,440	345	3,785	772	64	78	914	714	3	5,416
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	57	—	58
Balance as of March 31, 2016	—	—	—	—	—	8	8	218	—	226
Combined allowance and reserve as of March 31, 2016	$3,440	$345	$3,785	$772	$64	$86	$922	$932	$3	$5,642
________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

44	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of March 31, 2017 and December 31, 2016.

Table 29: Allowance Coverage Ratios

	March 31, 2017	December 31, 2016
Total allowance coverage ratio(1)	2.90%	2.65%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	137.40	110.83
Consumer banking (30+ day delinquent loans)	40.05	32.32
Commercial banking (nonperforming loans)	90.17	77.58
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
Our allowance for loan and lease losses increased by $481 million to $7.0 billion as of March 31, 2017 from December 31, 2016, and the allowance coverage ratio increased by 25 basis points to 2.90% as of March 31, 2017 from December 31, 2016. The increases were primarily driven by:

•	an allowance build in our domestic credit card loan portfolio due to increasing loss expectations on recent originations; and

•	an allowance build in our auto loan portfolio due to higher loss rates associated with growth, as well as further expected declines in used car auction prices.
These increases were partially offset by:

•	an allowance release in our Commercial Banking business in the first quarter of 2017, reflecting improved portfolio performance in our oil and gas portfolio.

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
Table 30 below presents the composition of our liquidity reserves as of March 31, 2017 and December 31, 2016.
Table 30: Liquidity Reserves

(Dollars in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$9,315	$9,976
Investment securities available for sale, at fair value	41,260	40,737
Investment securities held to maturity, at fair value	26,657	26,196
Total investment securities portfolio(1)(2)	67,917	66,933
FHLB borrowing capacity secured by loans	22,553	24,078
Outstanding FHLB advances and letters of credit secured by loans	(2,879)	(17,646)
Investment securities encumbered for Public Funds and others	(9,330)	(9,265)
Total liquidity reserves	$87,576	$74,076
__________

(1)	The weighted-average life of our securities was approximately 6.1 years and 6.0 years as of March 31, 2017 and December 31, 2016, respectively.

45	Capital One Financial Corporation (COF)

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.8 billion and $1.9 billion as of March 31, 2017 and December 31, 2016, respectively. We also pledged securities held to maturity with a carrying value of $8.3 billion and $8.1 billion as of March 31, 2017 and December 31, 2016, respectively.

Our liquidity reserves increased by $13.5 billion to $87.6 billion as of March 31, 2017 from December 31, 2016 primarily due to a reduction in our outstanding FHLB advances. See “MD&A—Risk Management” in our 2016 Form 10-K for additional information on our management of liquidity risk.
We are subject to the Final Liquidity Coverage Ratio Rule (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and required us to calculate the LCR on a daily basis starting July 1, 2016. The minimum LCR standard was phased-in beginning January 1, 2015 and is at 100% as of January 1, 2017. At March 31, 2017, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $23.4 billion as of March 31, 2017, of which $20.5 billion was still available to us to borrow as of March 31, 2017. We pledged loan collateral with an outstanding balance of $27.7 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $31 million and $760 million as of March 31, 2017 and December 31, 2016, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $7.2 billion as of March 31, 2017. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2016 or the first quarter of 2017.
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

46	Capital One Financial Corporation (COF)

Deposits
Table 31 provides the composition of deposits as of March 31, 2017 and December 31, 2016, as well as a comparison of average balances, interest expense and average deposits interest rates for the three months ended March 31, 2017 and 2016.
Table 31: Deposits Composition and Average Deposits Interest Rates

(Dollars in millions)	March 31, 2017	December 31, 2016
Non-interest-bearing deposits	$26,364	$25,502
Interest-bearing checking accounts(1)	46,010	45,820
Saving deposits(2)	145,717	145,142
Time deposits less than $100,000	19,340	16,949
Total core deposits	237,431	233,413
Time deposits of $100,000 or more	3,313	2,875
Foreign deposits	438	480
Total deposits	$241,182	$236,768

	Three Months Ended March 31,
	2017			2016
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$45,706	$54	0.48%	$45,978	$55	0.48%
Saving deposits(2)	145,496	225	0.63	134,677	191	0.57
Time deposits less than $100,000	18,261	63	1.39	10,554	29	1.08
Total interest-bearing core deposits	209,463	342	0.66	191,209	275	0.51
Time deposits of $100,000 or more	3,026	11	1.42	2,212	7	1.39
Foreign deposits	484	—	0.37	704	1	0.34
Total interest-bearing deposits	$212,973	$353	0.66	$194,125	$283	0.52
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $20.6 billion and $22.5 billion as of March 31, 2017 and December 31, 2016, respectively.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of March 31, 2017 and December 31, 2016, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, increased by $54 million to $1.0 billion as of March 31, 2017 from December 31, 2016.

47	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $12.1 billion to $47.4 billion as of March 31, 2017 from December 31, 2016, primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes.
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
Table 32 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2017 and December 31, 2016.
Table 32: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2017			December 31, 2016
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of May 1, 2017, Moody’s, S&P and Fitch have us on a stable outlook.

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

48	Capital One Financial Corporation (COF)

our AOCI exposure. We apply hedge accounting to both our intercompany funding hedges and our net investment hedges, with the primary net investments subject to hedging those denominated in GBP.
The intercompany borrowings to our international businesses were 742 million GBP and 786 million GBP as of March 31, 2017 and December 31, 2016, respectively, and 5.8 billion CAD and 6.2 billion CAD as of March 31, 2017 and December 31, 2016, respectively. We hedge all the cash flows associated with these borrowings with forward foreign currency derivative contracts.
In regard to our non-dollar-denominated equity, we measure our total exposure by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.4 billion GBP and 1.5 billion GBP as of March 31, 2017 and December 31, 2016, respectively, and 918 million CAD and 863 million CAD as of March 31, 2017 and December 31, 2016, respectively.
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
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Our current market risk management policies include the use of derivatives, which are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $155.1 billion as of March 31, 2017 from $142.9 billion as of December 31, 2016 primarily driven by an increase in our hedging activities.
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

49	Capital One Financial Corporation (COF)

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
Table 33 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity calculated under the methodology described above as of March 31, 2017 and December 31, 2016. Our base-line net interest income sensitivity and economic value of equity were largely unchanged as compared to December 31, 2016.
Table 33: Interest Rate Sensitivity Analysis

	March 31, 2017	December 31, 2016
Estimated impact on projected base-line net interest income:
+200 basis points	(0.4)%	(0.1)%
+100 basis points	0.3	0.5
+50 basis points	0.2	0.4
–50 basis points	(0.6)	(1.0)
Estimated impact on economic value of equity:
+200 basis points	(9.7)	(9.6)
+100 basis points	(4.0)	(3.8)
+50 basis points	(1.6)	(1.5)
–50 basis points	0.6	0.5
In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.

50	Capital One Financial Corporation (COF)

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

51	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2016 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	changes in retail distribution strategies and channels, including in the behavior and expectations of our customers;

•	any significant disruption in our operations or technology platform, including security failures or breaches on our business;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

52	Capital One Financial Corporation (COF)

•	our ability to control costs;

•	the effectiveness of our risk management strategies;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	the extensive use of models in our business, including those to aggregate and assess various risk exposures and estimate certain financial values;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.
Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K.

53	Capital One Financial Corporation (COF)

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
The table below provides the details of the calculation of our non-GAAP and regulatory capital measures. While some of our non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly-titled measures reported by other companies.
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions, except as noted)	March 31, 2017	December 31, 2016
Tangible Common Equity (Period-End)
Stockholders’ equity	$48,040	$47,514
Goodwill and intangible assets(1)	(15,360)	(15,420)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$28,320	$27,734
Tangible Common Equity (Quarterly Average)
Stockholders' equity	$48,193	$47,972
Goodwill and intangible assets(1)	(15,395)	(15,455)
Noncumulative perpetual preferred stock	(4,360)	(4,051)
Tangible common equity	$28,438	$28,466
Tangible Assets (Period-End)
Total assets	$348,549	$357,033
Goodwill and intangible assets(1)	(15,360)	(15,420)
Tangible assets	$333,189	$341,613
Tangible Assets (Quarterly Average)
Total assets	$351,641	$350,225
Goodwill and intangible assets(1)	(15,395)	(15,455)
Tangible assets	$336,246	$334,770
Non-GAAP Ratio
TCE(2)	8.5%	8.1%
Capital Ratios(3)
Common equity Tier 1 capital(4)	10.4%	10.1%
Tier 1 capital(5)	12.0	11.6
Total capital(6)	14.7	14.3
Tier 1 leverage(7)	9.9	9.9
Supplementary leverage(8)	8.6	8.6
Regulatory Capital Metrics
Risk-weighted assets(9)	$279,302	$285,756
Adjusted average assets(7)	336,990	335,835
Total leverage exposure for supplementary leverage ratio	390,017	387,921

54	Capital One Financial Corporation (COF)

(Dollars in millions)	March 31, 2017	December 31, 2016
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$44,614	$44,103
Adjustments:
AOCI(10)(11)	(807)	(674)
Goodwill, net of related deferred tax liabilities	(14,302)	(14,307)
Intangible assets, net of related deferred tax liabilities(11)	(465)	(384)
Other	121	65
Common equity Tier 1 capital	29,161	28,803
Tier 1 capital instruments	4,360	4,359
Additional Tier 1 capital adjustments	(2)	—
Tier 1 capital	33,519	33,162
Tier 2 capital instruments	3,926	4,047
Qualifying allowance for loan and lease losses	3,534	3,608
Tier 2 capital	7,460	7,655
Total capital(12)	$40,979	$40,817
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

(3)
Ratios as of March 31, 2017 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2017 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Includes credit and market risk weighted assets.

(10)	Amounts presented are net of tax.

(11)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 60% for 2016 and 80% for 2017.

(12)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

55	Capital One Financial Corporation (COF)

Glossary and Acronyms
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
Common equity Tier 1 capital: Calculated as the sum of common equity, related surplus and retained earnings, and accumulated other comprehensive income net of applicable phase-ins, less goodwill and intangibles net of associated deferred tax liabilities and applicable phase-ins, less other deductions, as defined by regulators.
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

56	Capital One Financial Corporation (COF)

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
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

57	Capital One Financial Corporation (COF)

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
Purchased credit-impaired (“PCI”) loans: Refers to the loans acquired in a business combination that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). Acquired loans are considered PCI loans if they have a discount attributable, at least in part, to credit deterioration and they are not specifically scoped out of this guidance. Our PCI loans include a limited portion of commercial loans acquired in the HFS acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase acquisitions.
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
Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.
Purchase volume: Dollar amount of customer purchases, net of returns.

58	Capital One Financial Corporation (COF)

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
Return on average common equity: Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
Return on average tangible common equity: A non-GAAP financial measure calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; and (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly-titled measures reported by other companies.
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

59	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed security
AFS: Available for sale
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ARM: Adjustable rate mortgage
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
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
HFI: Held for investment
HFS: Healthcare Financial Services
LCR: Liquidity coverage ratio

60	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

61	Capital One Financial Corporation (COF)

62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2017	2016
Interest income:
Loans, including loans held for sale	$5,626	$5,085
Investment securities	416	415
Other	28	17
Total interest income	6,070	5,517
Interest expense:
Deposits	353	283
Securitized debt obligations	69	48
Senior and subordinated notes	149	106
Other borrowings	25	24
Total interest expense	596	461
Net interest income	5,474	5,056
Provision for credit losses	1,992	1,527
Net interest income after provision for credit losses	3,482	3,529
Non-interest income:
Service charges and other customer-related fees	371	423
Interchange fees, net	570	604
Net securities gains (losses)	0	(8)
Other	120	145
Total non-interest income	1,061	1,164
Non-interest expense:
Salaries and associate benefits	1,471	1,270
Occupancy and equipment	471	458
Marketing	396	428
Professional services	247	241
Communications and data processing	288	280
Amortization of intangibles	62	101
Other	499	445
Total non-interest expense	3,434	3,223
Income from continuing operations before income taxes	1,109	1,470
Income tax provision	314	452
Income from continuing operations, net of tax	795	1,018
Income (loss) from discontinued operations, net of tax	15	(5)
Net income	810	1,013
Dividends and undistributed earnings allocated to participating securities	(5)	(6)
Preferred stock dividends	(53)	(37)
Net income available to common stockholders	$752	$970
Basic earnings per common share:
Net income from continuing operations	$1.53	$1.86
Income (loss) from discontinued operations	0.03	(0.01)
Net income per basic common share	$1.56	$1.85
Diluted earnings per common share:
Net income from continuing operations	$1.51	$1.85
Income (loss) from discontinued operations	0.03	(0.01)
Net income per diluted common share	$1.54	$1.84
Dividends paid per common share	$0.40	$0.40

See Notes to Consolidated Financial Statements.

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net income	$810	$1,013
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	36	187
Net changes in securities held to maturity	23	21
Net unrealized gains (losses) on cash flow hedges	(66)	377
Foreign currency translation adjustments	17	1
Other	5	(11)
Other comprehensive income (loss), net of tax	15	575
Comprehensive income	$825	$1,588

See Notes to Consolidated Financial Statements.

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,489	$4,185
Interest-bearing deposits and other short-term investments	5,826	5,791
Total cash and cash equivalents	9,315	9,976
Restricted cash for securitization investors	486	2,517
Securities available for sale, at fair value	41,260	40,737
Securities held to maturity, at carrying value	26,170	25,712
Loans held for investment:
Unsecuritized loans held for investment	211,038	213,824
Loans held in consolidated trusts	29,550	31,762
Total loans held for investment	240,588	245,586
Allowance for loan and lease losses	(6,984)	(6,503)
Net loans held for investment	233,604	239,083
Loans held for sale, at lower of cost or fair value	735	1,043
Premises and equipment, net	3,727	3,675
Interest receivable	1,368	1,351
Goodwill	14,521	14,519
Other assets	17,363	18,420
Total assets	$348,549	$357,033

Liabilities:
Interest payable	$260	$327
Deposits:
Non-interest-bearing deposits	26,364	25,502
Interest-bearing deposits	214,818	211,266
Total deposits	241,182	236,768
Securitized debt obligations	18,528	18,826
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,046	992
Senior and subordinated notes	26,405	23,431
Other borrowings	2,460	17,211
Total other debt	29,911	41,634
Other liabilities	10,628	11,964
Total liabilities	300,509	309,519
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both March 31, 2017 and December 31, 2016)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 658,714,887 and 653,736,607 shares issued as of March 31, 2017 and December 31, 2016, respectively, and 482,765,459 and 480,218,547 shares outstanding as of March 31, 2017 and December 31, 2016, respectively)	7	7
Additional paid-in capital, net	31,326	31,157
Retained earnings	30,326	29,766
Accumulated other comprehensive loss	(934)	(949)
Treasury stock, at cost (par value $.01 per share; 175,949,428 and 173,518,060 shares as of March 31, 2017 and December 31, 2016, respectively)	(12,685)	(12,467)
Total stockholders’ equity	48,040	47,514
Total liabilities and stockholders’ equity	$348,549	$357,033
See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,475,000	$0	653,736,607	$7	$31,157	$29,766	$(949)	$(12,467)	$47,514
Comprehensive income (loss)						810	15		825
Dividends—common stock			24,812	0	2	(197)			(195)
Dividends—preferred stock						(53)			(53)
Purchases of treasury stock								(218)	(218)
Issuances of common stock and restricted stock, net of forfeitures			2,362,842	0	41				41
Exercises of stock options and warrants			2,590,626	0	65				65
Compensation expense for restricted stock awards, restricted stock units and stock options					61				61
Balance as of March 31, 2017	4,475,000	$0	658,714,887	$7	$31,326	$30,326	$(934)	$(12,685)	$48,040

See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

Table of Contents CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Operating activities:
Income from continuing operations, net of tax	$795	$1,018
Income (loss) from discontinued operations, net of tax	15	(5)
Net income	810	1,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,992	1,527
Depreciation and amortization, net	566	591
Deferred tax benefit	(137)	(139)
Impairment losses on securities available for sale	0	8
Gain on sales of loans held for sale	(10)	(45)
Stock plan compensation expense	77	44
Loans held for sale:
Originations and purchases	(1,931)	(1,611)
Proceeds from sales and paydowns	2,250	1,573
Changes in operating assets and liabilities:
Changes in interest receivable	(17)	(33)
Changes in other assets	1,091	940
Changes in interest payable	(67)	(82)
Changes in other liabilities	(1,450)	303
Net change from discontinued operations	(11)	13
Net cash from operating activities	3,163	4,102
Investing activities:
Securities available for sale:
Purchases	(5,246)	(4,592)
Proceeds from paydowns and maturities	1,832	1,902
Proceeds from sales	2,888	1,923
Securities held to maturity:
Purchases	(1,047)	(917)
Proceeds from paydowns and maturities	586	456
Loans:
Net changes in loans held for investment	2,910	271
Principal recoveries of loans previously charged off	481	384
Purchases of premises and equipment	(222)	(134)
Net cash from other investing activities	(104)	(21)
Net cash from investing activities	2,078	(728)
See Notes to Consolidated Financial Statements.
	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,407	$4,055
Issuance of securitized debt obligations	2,992	0
Maturities and paydowns of securitized debt obligations	(3,283)	(1,325)
Issuance of senior and subordinated notes and long-term FHLB advances	3,984	6,350
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(15,727)	(14,050)
Changes in other short-term borrowings	54	(64)
Common stock:
Net proceeds from issuances	41	30
Dividends paid	(195)	(211)
Preferred stock:
Dividends paid	(53)	(37)
Purchases of treasury stock	(218)	(970)
Proceeds from share-based payment activities	65	3
Net cash from financing activities	(7,933)	(6,219)
Changes in cash, cash equivalents and restricted cash for securitization investors	(2,692)	(2,845)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	12,493	9,040
Cash, cash equivalents and restricted cash for securitization investors, ending of the period	$9,801	$6,195
Supplemental cash flow information:
Non-cash item:
Net transfers from loans held for investment to loans held for sale	$140	$510
Interest paid	702	543
Income tax paid	34	55

See Notes to Consolidated Financial Statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2017, our principal subsidiaries included:

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
Our principal operations are currently organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions, if any, into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments.”
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
Newly Adopted Accounting Standards
Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) issued revised guidance that requires restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows. Disclosure of the nature of the restrictions on cash balances is required under the guidance. We have elected to early adopt the guidance retrospectively effective as of January 1, 2017. Upon adoption, changes in restricted cash, which had previously been presented as financing activities, are now included within beginning and ending Cash, cash equivalents and restricted cash for securitization investors balance.
The Cash, cash equivalents and restricted cash for securitization investors balances presented in the consolidated statements of cash flows are comprised of the amounts captioned on the consolidated balance sheets as Total cash and cash equivalents and Restricted cash for securitization investors.
Improvements to Employee Share-Based Accounting
In March 2016, the FASB issued revised guidance for accounting for employee share-based payments. The guidance requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized as income tax expense or benefit in the consolidated statements of income, rather than within additional paid-in capital; and that excess tax benefits be classified as an operating activity rather than financing activity in the consolidated statements of cash flows.  The guidance also permits an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We adopted the guidance effective in the first quarter of 2017 on a prospective basis related to recognition of excess tax benefits and deficiencies in the consolidated statements of income and presentation of excess tax benefits in the consolidated statements of cash flows. In addition, we made an accounting policy election to account for forfeitures of awards as they occur and applied a modified retrospective transition method. Our adoption of this guidance did not have a material impact to our consolidated financial statements.
Recently Issued but Not Yet Adopted Accounting Standards
Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued revised guidance to shorten the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. This guidance is effective for us on January 1, 2019, with early adoption permitted, through a modified retrospective method.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued revised guidance which is intended to reduce the cost and complexity of goodwill for impairment by eliminating the second step from the current goodwill impairment test. Under the existing guidance, step one compares an entity’s reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity then performs step two, which assigns the fair value across its assets and liabilities, including unrecognized assets and liabilities, following a procedure required in purchase accounting. Under the new guidance, the impairment to a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. This impairment method applies to all reporting units, including those with zero or negative carrying amounts of net assets. The guidance is effective for us on January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently assessing whether, or when, we might early adopt the standard.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued revised guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of the guidance include, (i) most equity investments are to be measured at fair value and recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the use of the exit price notion is required when valuing financial instruments for disclosure purposes; (iii) an entity shall present separately in other comprehensive income the portion of the total change in the fair value of a liability under fair value option resulting from a change in the instrument-specific credit risk; (iv) the determination of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities must be made in combination with other deferred tax assets. The guidance eliminates the current classifications of equity securities as trading or available-for-sale and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the consolidated balance sheets or within the accompanying notes. The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. The guidance will be effective January 1, 2018. Early adoption is only permitted for the requirement to present the portion of the total change in fair value attributable to a change in the instrument-specific credit risk in other comprehensive income. We plan on adopting the guidance effective January 1, 2018, and do not expect the guidance to have a material impact on our consolidated financial statements.
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
The following table summarizes the results from discontinued operations for the three months ended March 31, 2017 and 2016:
Table 2.1: Results of Discontinued Operations

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Income (loss) from discontinued operations before income taxes	$24	$(8)
Income tax provision (benefit)	9	(3)
Income (loss) from discontinued operations, net of tax	$15	$(5)
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets primarily consisting of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. We also have contingent obligations to exercise certain mandatory clean-up calls associated with securitization transactions undertaken by the discontinued GreenPoint Credit, LLC manufactured housing operations in the event the third party servicer does not fulfill its obligation to exercise these clean-up calls. See “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others” for information on the reserve related to our retained interests and obligations associated with GreenPoint Credit, LLC manufactured housing operations and the reserves we have established for our mortgage representation and warranty exposure.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% of our total investment securities as of both March 31, 2017 and December 31, 2016.
The table below presents the overview of our investment securities portfolio as of March 31, 2017 and December 31, 2016.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	March 31, 2017	December 31, 2016
Securities available for sale, at fair value	$41,260	$40,737
Securities held to maturity, at carrying value	26,170	25,712
Total investment securities	$67,430	$66,449
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2017 and December 31, 2016.
Table 3.2: Investment Securities Available for Sale

	March 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,195	$17	$(42)	$5,170
RMBS:
Agency(2)	27,289	102	(399)	26,992
Non-agency	2,264	389	(6)	2,647
Total RMBS	29,553	491	(405)	29,639
CMBS:
Agency(2)	3,159	15	(42)	3,132
Non-agency	1,712	24	(6)	1,730
Total CMBS	4,871	39	(48)	4,862
Other ABS(3)	688	1	(1)	688
Other securities(4)	904	2	(5)	901
Total investment securities available for sale	$41,211	$550	$(501)	$41,260

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,103	$11	$(49)	$5,065
RMBS:
Agency(2)	26,830	109	(412)	26,527
Non-agency	2,349	382	(9)	2,722
Total RMBS	29,179	491	(421)	29,249
CMBS:
Agency(2)	3,335	14	(45)	3,304
Non-agency	1,676	21	(13)	1,684
Total CMBS	5,011	35	(58)	4,988
Other ABS(3)	714	1	(1)	714
Other securities(4)	726	1	(6)	721
Total investment securities available for sale	$40,733	$539	$(535)	$40,737
__________

(1)
Includes non-credit-related OTTI that is recorded in accumulated other comprehensive income (“AOCI”) of $7 million and $9 million as of March 31, 2017 and December 31, 2016, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)
Includes Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities.

(3)
ABS collateralized by credit card loans constituted approximately 54% and 57% of the other ABS portfolio as of March 31, 2017 and December 31, 2016, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 24% and 23% of the other ABS portfolio as of March 31, 2017 and December 31, 2016, respectively.

(4)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of March 31, 2017 and December 31, 2016.
Table 3.3: Investment Securities Held to Maturity

	March 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	23,351	(865)	22,486	594	(148)	22,932
Agency CMBS	3,573	(88)	3,485	78	(37)	3,526
Total investment securities held to maturity	$27,123	$(953)	$26,170	$672	$(185)	$26,657

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	23,022	(897)	22,125	606	(158)	22,573
Agency CMBS	3,480	(92)	3,388	77	(41)	3,424
Total investment securities held to maturity	$26,701	$(989)	$25,712	$683	$(199)	$26,196
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016.
Table 3.4: Securities in a Gross Unrealized Loss Position

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,067	$(42)	$0	$0	$1,067	$(42)
RMBS:
Agency	17,055	(323)	4,458	(76)	21,513	(399)
Non-agency	50	(1)	114	(5)	164	(6)
Total RMBS	17,105	(324)	4,572	(81)	21,677	(405)
CMBS:
Agency	1,354	(20)	715	(22)	2,069	(42)
Non-agency	612	(6)	90	0	702	(6)
Total CMBS	1,966	(26)	805	(22)	2,771	(48)
Other ABS	199	(1)	19	0	218	(1)
Other securities	488	(4)	1	(1)	489	(5)
Total investment securities available for sale in a gross unrealized loss position	$20,825	$(397)	$5,397	$(104)	$26,222	$(501)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,060	$(49)	$0	$0	$1,060	$(49)
RMBS:
Agency	16,899	(329)	4,865	(83)	21,764	(412)
Non-agency	128	(2)	145	(7)	273	(9)
Total RMBS	17,027	(331)	5,010	(90)	22,037	(421)
CMBS:
Agency	1,624	(21)	745	(24)	2,369	(45)
Non-agency	826	(11)	129	(2)	955	(13)
Total CMBS	2,450	(32)	874	(26)	3,324	(58)
Other ABS	187	(1)	21	0	208	(1)
Other securities	417	(6)	0	0	417	(6)
Total investment securities available for sale in a gross unrealized loss position	$21,141	$(419)	$5,905	$(116)	$27,046	$(535)

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, the amortized cost of approximately 840 securities available for sale exceeded their fair value by $501 million, of which $104 million related to securities that had been in a loss position for 12 months or longer. As of March 31, 2017, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $18 million, or 4%, of total gross unrealized losses on securities available for sale. As of March 31, 2017, the carrying value of approximately 170 securities classified as held to maturity exceeded their fair value by $185 million.
Gross unrealized losses on our investment securities have decreased since December 31, 2016. The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2017.
Table 3.5: Contractual Maturities of Securities Available for Sale

	March 31, 2017
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$646	$647
Due after 1 year through 5 years	3,112	3,132
Due after 5 years through 10 years	6,602	6,589
Due after 10 years(1)	30,851	30,892
Total	$41,211	$41,260
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	March 31, 2017
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$343	$349
Due after 5 years through 10 years	1,217	1,270
Due after 10 years	24,610	25,038
Total	$26,170	$26,657
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of March 31, 2017.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	March 31, 2017
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$1	$948	$4,221	$0	$5,170
RMBS:
Agency	132	10,425	16,435	0	26,992
Non-agency	24	977	1,402	244	2,647
Total RMBS	156	11,402	17,837	244	29,639
CMBS:
Agency	153	1,549	1,430	0	3,132
Non-agency	165	833	732	0	1,730
Total CMBS	318	2,382	2,162	0	4,862
Other ABS	414	267	7	0	688
Other securities	208	521	77	95	901
Total securities available for sale	$1,097	$15,520	$24,304	$339	$41,260
Amortized cost of securities available for sale	$1,098	$15,385	$24,425	$303	$41,211
Weighted-average yield for securities available for sale(1)	0.98%	2.44%	2.39%	6.73%	2.40%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$199	$0	$0	$199
Agency RMBS	0	1,442	16,731	4,313	22,486
Agency CMBS	0	456	2,122	907	3,485
Total securities held to maturity	$0	$2,097	$18,853	$5,220	$26,170
Fair value of securities held to maturity	$0	$2,133	$19,243	$5,281	$26,657
Weighted-average yield for securities held to maturity(1)	0.00%	2.37%	2.66%	3.36%	2.77%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of March 31, 2017, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three months ended March 31, 2017 and 2016 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Credit loss component, beginning of period	$207	$199
Additions:
Subsequent credit impairment	0	6
Total additions	0	6
Reductions due to payoffs, disposals, transfers and other	(1)	(1)
Credit loss component, end of period	$206	$204
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three months ended March 31, 2017 and 2016. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Realized gains (losses):
Gross realized gains	$5	$3
Gross realized losses	(5)	(3)
Net realized gains (losses)	0	0
OTTI recognized in earnings:
Credit-related OTTI	0	(6)
Intent-to-sell OTTI	0	(2)
Total OTTI recognized in earnings	0	(8)
Net securities gains (losses)	$0	$(8)
Total proceeds from sales	$2,888	$1,923
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.8 billion and $1.9 billion as of March 31, 2017 and December 31, 2016, respectively. We also pledged securities held to maturity with a carrying value of $8.3 billion and $8.1 billion as of March 31, 2017 and December 31, 2016, respectively. Of the total securities pledged as collateral, we have encumbered a fair value of $9.3 billion as of both March 31, 2017 and December 31, 2016, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $1 million and $16 million as of March 31, 2017 and December 31, 2016, respectively, primarily related to our derivative transactions.

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of March 31, 2017 and December 31, 2016.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	March 31, 2017	December 31, 2016
Outstanding balance	$2,790	$2,899
Carrying value	2,226	2,277
Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three months ended March 31, 2017.
Table 3.11: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended March 31, 2017
Accretable yield as of December 31, 2016	$1,173
Accretion recognized in earnings	(49)
Reduction due to payoffs, disposals, transfers and other	(4)
Net reclassifications from nonaccretable difference	(2)
Accretable yield as of March 31, 2017	$1,118

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
Our portfolio of loans held for investment also includes certain consumer and commercial loans acquired through business combinations that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which are referred to as PCI loans. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on the accounting guidance for these loans.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of March 31, 2017 and December 31, 2016. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$87,716	$945	$711	$1,720	$3,376	$0	$91,092
International card businesses	7,816	114	70	121	305	0	8,121
Total credit card	95,532	1,059	781	1,841	3,681	0	99,213
Consumer Banking:
Auto	47,092	1,846	662	171	2,679	0	49,771
Home loan	7,069	33	16	136	185	13,484	20,738
Retail banking	3,409	15	8	17	40	24	3,473
Total consumer banking	57,570	1,894	686	324	2,904	13,508	73,982
Commercial Banking:
Commercial and multifamily real estate	27,152	9	0	26	35	31	27,218
Commercial and industrial	38,677	70	14	314	398	563	39,638
Total commercial lending	65,829	79	14	340	433	594	66,856
Small-ticket commercial real estate	456	1	1	6	8	0	464
Total commercial banking	66,285	80	15	346	441	594	67,320
Other loans	64	3	2	4	9	0	73
Total loans(1)	$219,451	$3,036	$1,484	$2,515	$7,035	$14,102	$240,588
% of Total loans	91.21%	1.26%	0.62%	1.04%	2.92%	5.87%	100.00%

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$93,279	$1,153	$846	$1,840	$3,839	$2	$97,120
International card businesses	8,115	124	72	121	317	0	8,432
Total credit card	101,394	1,277	918	1,961	4,156	2	105,552
Consumer Banking:
Auto	44,762	2,041	890	223	3,154	0	47,916
Home loan	6,951	44	20	141	205	14,428	21,584
Retail banking	3,477	22	7	20	49	28	3,554
Total consumer banking	55,190	2,107	917	384	3,408	14,456	73,054
Commercial Banking:
Commercial and multifamily real estate	26,536	45	0	0	45	28	26,609
Commercial and industrial	38,831	27	84	297	408	585	39,824
Total commercial lending	65,367	72	84	297	453	613	66,433
Small-ticket commercial real estate	473	7	1	2	10	0	483
Total commercial banking	65,840	79	85	299	463	613	66,916
Other loans	56	3	0	5	8	0	64
Total loans(1)	$222,480	$3,466	$1,920	$2,649	$8,035	$15,071	$245,586
% of Total loans	90.59%	1.41%	0.78%	1.08%	3.27%	6.14%	100.00%
__________

(1)
Loans (other than PCI loans) include unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $598 million and $558 million as of March 31, 2017 and December 31, 2016, respectively.

We pledge loan collateral at the FHLB to secure borrowing capacity. As of March 31, 2017 and December 31, 2016, we pledged loan collateral of $27.7 billion and $29.3 billion to secure borrowing capacity of $23.4 billion and $24.9 billion, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of March 31, 2017 and December 31, 2016.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	March 31, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,720	N/A	$1,840	N/A
International card businesses	100	$38	96	$42
Total credit card	1,820	38	1,936	42
Consumer Banking:
Auto	0	179	0	223
Home loan	0	264	0	273
Retail banking	0	28	0	31
Total consumer banking	0	471	0	527

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$0	$35	$0	$30
Commercial and industrial	0	801	0	988
Total commercial lending	0	836	0	1,018
Small-ticket commercial real estate	0	8	0	4
Total commercial banking	0	844	0	1,022
Other loans	0	9	0	8
Total	$1,820	$1,362	$1,936	$1,599
% of Total loans	0.76%	0.57%	0.79%	0.65%
__________

(1)
Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from loans reported as 90 days or more past due and accruing interest as well as nonperforming loans. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on our policies for nonperforming loans.

Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The primary indicators we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of loan migration between delinquency categories over time.
The table below displays the geographic profile of our credit card loan portfolio as of March 31, 2017 and December 31, 2016.
Table 4.3: Credit Card Risk Profile by Geographic Region

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$10,480	10.6%	$11,068	10.5%
Texas	6,875	6.9	7,227	6.8
New York	6,623	6.7	7,090	6.7
Florida	6,191	6.2	6,540	6.2
Illinois	4,178	4.2	4,492	4.3
Pennsylvania	3,747	3.8	4,048	3.8
Ohio	3,368	3.4	3,654	3.5
New Jersey	3,246	3.3	3,488	3.3
Michigan	2,924	2.9	3,164	3.0
Other	43,460	43.8	46,349	43.9
Total domestic credit card	91,092	91.8	97,120	92.0
International card businesses:
Canada	5,283	5.3	5,594	5.3
United Kingdom	2,838	2.9	2,838	2.7
Total international card businesses	8,121	8.2	8,432	8.0
Total credit card	$99,213	100.0%	$105,552	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs for the three months ended March 31, 2017 and 2016.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card	$1,196	5.14%	$887	4.16%
International card businesses	75	3.69	63	3.24
Total credit card	$1,271	5.02	$950	4.09
__________

(1)
Net charge-offs consist of the unpaid principal balance that we determine to be uncollectible, net of recovered amounts. The net charge-off rate is calculated by dividing annualized net charge-offs by average balance of loans held for investment for the period for each loan category. Net charge-offs and the net charge-off rate are impacted periodically by fluctuations in recoveries, including loan sales.

Consumer Banking
Our consumer banking loan portfolio consists of auto, home and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product (“GDP”) and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key indicators we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans as of March 31, 2017 and December 31, 2016.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$6,549	8.9%	$6,304	8.6%
California	5,659	7.6	5,448	7.5
Florida	4,175	5.6	3,985	5.5
Georgia	2,581	3.5	2,506	3.4
Louisiana	2,219	3.0	2,159	3.0
Illinois	2,116	2.9	2,065	2.8
Ohio	2,097	2.8	2,017	2.8
Other	24,375	33.0	23,432	32.0
Total auto	49,771	67.3	47,916	65.6
Home loan:
California	4,622	6.2	4,993	6.8
New York	2,075	2.8	2,036	2.8
Maryland	1,363	1.8	1,409	1.9
Illinois	1,199	1.6	1,218	1.7
Virginia	1,191	1.6	1,204	1.7
New Jersey	1,114	1.5	1,112	1.5
Louisiana	942	1.3	985	1.3
Other	8,232	11.2	8,627	11.8
Total home loan	20,738	28.0	21,584	29.5

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Retail banking:
Louisiana	$979	1.3%	$1,010	1.4%
New York	928	1.2	941	1.3
Texas	741	1.0	756	1.0
New Jersey	226	0.3	238	0.3
Maryland	186	0.3	190	0.3
Virginia	152	0.2	156	0.2
Other	261	0.4	263	0.4
Total retail banking	3,473	4.7	3,554	4.9
Total consumer banking	$73,982	100.0%	$73,054	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
The table below presents nonperforming loans in our consumer banking loan portfolio as of March 31, 2017 and December 31, 2016, as well as net charge-offs for the three months ended March 31, 2017 and 2016.
Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$199	1.64%	$168	1.60%
Home loan(2)	2	0.03	3	0.05
Retail banking	17	1.92	12	1.36
Total consumer banking(2)	$218	1.19	$183	1.04

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$179	0.36%	$223	0.47%
Home loan(4)	264	1.27	273	1.26
Retail banking	28	0.82	31	0.86
Total consumer banking(4)	$471	0.64	$527	0.72
__________

(1)	The net charge-off rate is calculated by dividing annualized net charge-offs by average balance of loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.08% and 1.46%, respectively, for the three months ended March 31, 2017, compared to 0.17% and 1.40%, respectively, for the three months ended March 31, 2016.

(3)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.64% and 0.78%, respectively, as of March 31, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

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
The following table presents the distribution of our home loan portfolio as of March 31, 2017 and December 31, 2016, based on selected key risk characteristics.
Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2017
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2008	$2,023	9.8%	$9,117	44.0%	$11,140	53.8%
2009	76	0.4	1,006	4.8	1,082	5.2
2010	76	0.4	1,442	7.0	1,518	7.4
2011	132	0.6	1,535	7.4	1,667	8.0
2012	884	4.2	242	1.2	1,126	5.4
2013	442	2.1	55	0.3	497	2.4
2014	536	2.6	30	0.1	566	2.7
2015	996	4.8	30	0.1	1,026	4.9
2016	1,701	8.2	23	0.1	1,724	8.3
2017	388	1.9	4	0.0	392	1.9
Total	$7,254	35.0%	$13,484	65.0%	$20,738	100.0%
Geographic concentration:(4)
California	$1,004	4.8%	$3,618	17.4%	$4,622	22.2%
New York	1,370	6.6	705	3.4	2,075	10.0
Maryland	593	2.9	770	3.7	1,363	6.6
Illinois	116	0.6	1,083	5.2	1,199	5.8
Virginia	506	2.4	685	3.3	1,191	5.7
New Jersey	379	1.9	735	3.5	1,114	5.4
Louisiana	921	4.4	21	0.1	942	4.5
Florida	164	0.8	739	3.6	903	4.4
Texas	752	3.6	100	0.5	852	4.1
Arizona	92	0.4	718	3.5	810	3.9
Other	1,357	6.6	4,310	20.8	$5,667	27.4
Total	$7,254	35.0%	$13,484	65.0%	$20,738	100.0%
Lien type:
1st lien	$6,291	30.3%	$13,228	63.8%	$19,519	94.1%
2nd lien	963	4.7	256	1.2	1,219	5.9
Total	$7,254	35.0%	$13,484	65.0%	$20,738	100.0%
Interest rate type:
Fixed rate	$3,538	17.1%	$1,580	7.6%	$5,118	24.7%
Adjustable rate	3,716	17.9	11,904	57.4	15,620	75.3
Total	$7,254	35.0%	$13,484	65.0%	$20,738	100.0%

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2008	$2,166	10.0%	$9,684	44.9%	$11,850	54.9%
2009	80	0.4	1,088	5.0	1,168	5.4
2010	82	0.4	1,562	7.2	1,644	7.6
2011	139	0.6	1,683	7.8	1,822	8.4
2012	969	4.5	268	1.2	1,237	5.7
2013	465	2.2	59	0.2	524	2.4
2014	557	2.6	31	0.2	588	2.8
2015	1,024	4.7	30	0.2	1,054	4.9
2016	1,674	7.8	23	0.1	1,697	7.9
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Geographic concentration:(4)
California	$976	4.5%	$4,017	18.6%	$4,993	23.1%
New York	1,343	6.2	693	3.2	2,036	9.4
Maryland	585	2.7	824	3.9	1,409	6.6
Illinois	108	0.5	1,110	5.1	1,218	5.6
Virginia	490	2.3	714	3.3	1,204	5.6
New Jersey	379	1.8	733	3.4	1,112	5.2
Louisiana	962	4.5	23	0.1	985	4.6
Florida	159	0.7	772	3.6	931	4.3
Arizona	89	0.4	799	3.7	888	4.1
Texas	725	3.4	98	0.4	823	3.8
Other	1,340	6.2	4,645	21.5	5,985	27.7
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Interest rate type:
Fixed rate	$3,394	15.8%	$1,822	8.4%	$5,216	24.2%
Adjustable rate	3,762	17.4	12,606	58.4	16,368	75.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
__________

(1)	The PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(2)	Percentages within each risk category are calculated based on period-end amounts.

(3)	Modified loans are reported in the origination year of the initial borrowing.

(4)	States listed represent those that have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $505 million and $382 million as of March 31, 2017 and December 31, 2016, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of March 31, 2017 and December 31, 2016, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheets totaled $56 million and $69 million, respectively.

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Banking
We evaluate the credit risk of commercial loans using a dual risk rating system. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2017 and December 31, 2016.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	March 31, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,580	57.2%	$9,444	23.8%	$286	61.6%	$25,310	37.6%
Mid-Atlantic	3,260	12.0	3,800	9.6	16	3.5	7,076	10.5
South	3,917	14.4	14,934	37.7	32	6.9	18,883	28.1
Other	4,461	16.4	11,460	28.9	130	28.0	16,051	23.8
Total	$27,218	100.0%	$39,638	100.0%	$464	100.0%	$67,320	100.0%
Internal risk rating:(3)
Noncriticized	$26,881	98.8%	$36,054	91.0%	$455	98.1%	$63,390	94.2%
Criticized performing	271	1.0	2,220	5.6	1	0.2	2,492	3.7
Criticized nonperforming	35	0.1	801	2.0	8	1.7	844	1.2
PCI loans	31	0.1	563	1.4	0	0.0	594	0.9
Total	$27,218	100.0%	$39,638	100.0%	$464	100.0%	$67,320	100.0%

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,714	59.0%	$9,628	24.2%	$298	61.7%	$25,640	38.3%
Mid-Atlantic	3,024	11.4	3,450	8.7	16	3.3	6,490	9.7
South	4,032	15.2	15,193	38.1	34	7.0	19,259	28.8
Other	3,839	14.4	11,553	29.0	135	28.0	15,527	23.2
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
Internal risk rating:(3)
Noncriticized	$26,309	98.9%	$36,046	90.5%	$473	97.9%	$62,828	93.9%
Criticized performing	242	0.9	2,205	5.5	6	1.3	2,453	3.7
Criticized nonperforming	30	0.1	988	2.5	4	0.8	1,022	1.5
PCI loans	28	0.1	585	1.5	0	0.0	613	0.9
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

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
Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which are reported separately as of March 31, 2017, and December 31, 2016, and for the three months ended March 31, 2017 and 2016.
Table 4.9: Impaired Loans(1)

	March 31, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$588	$0	$588	$192	$396	$573
International card businesses	147	0	147	70	77	142
Total credit card(2)	735	0	735	262	473	715
Consumer Banking:
Auto(3)	321	178	499	29	470	768
Home loan	237	94	331	17	314	415
Retail banking	45	10	55	11	44	59
Total consumer banking	603	282	885	57	828	1,242
Commercial Banking:
Commercial and multifamily real estate	86	28	114	5	109	114
Commercial and industrial	1,027	199	1,226	151	1,075	1,298
Total commercial lending	1,113	227	1,340	156	1,184	1,412
Small-ticket commercial real estate	7	0	7	0	7	8
Total commercial banking	1,120	227	1,347	156	1,191	1,420
Total	$2,458	$509	$2,967	$475	$2,492	$3,377

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$581	$0	$581	$174	$407	$566
International card businesses	134	0	134	65	69	129
Total credit card(2)	715	0	715	239	476	695
Consumer Banking:
Auto(3)	316	207	523	24	499	807
Home loan	241	117	358	19	339	464
Retail banking	52	10	62	14	48	65
Total consumer banking	609	334	943	57	886	1,336
Commercial Banking:
Commercial and multifamily real estate	83	29	112	7	105	112
Commercial and industrial	1,249	144	1,393	162	1,231	1,444
Total commercial lending	1,332	173	1,505	169	1,336	1,556
Small-ticket commercial real estate	4	0	4	0	4	4
Total commercial banking	1,336	173	1,509	169	1,340	1,560
Total	$2,660	$507	$3,167	$465	$2,702	$3,591

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$585	$15	$533	$14
International card businesses	141	3	129	3
Total credit card(2)	726	18	662	17
Consumer Banking:
Auto(3)	511	15	491	22
Home loan	344	1	366	1
Retail banking	58	1	60	0
Total consumer banking	913	17	917	23
Commercial Banking:
Commercial and multifamily real estate	113	1	109	1
Commercial and industrial	1,309	3	1,004	2
Total commercial lending	1,422	4	1,113	3
Small-ticket commercial real estate	6	0	6	0
Total commercial banking	1,428	4	1,119	3
Total	$3,067	$39	$2,698	$43
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

(2)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(3)	Although certain assets from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total recorded investment of loans modified in TDRs represents $2.4 billion and $2.5 billion of the impaired loans presented above as of March 31, 2017 and December 31, 2016, respectively. Consumer TDRs classified as performing totaled $1.2 billion and $1.1 billion as of March 31, 2017 and December 31, 2016, respectively. Commercial TDRs classified as performing totaled $497 million and $487 million as of March 31, 2017 and December 31, 2016, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $271 million and $208 million as of March 31, 2017 and December 31, 2016, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three months ended March 31, 2017 and 2016.
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended March 31, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$97	100%	13.85%	0%	0	0%	$0
International card businesses	44	100	26.18	0	0	0	0
Total credit card	141	100	17.74	0	0	0	0
Consumer Banking:
Auto	75	52	4.02	89	7	10	7
Home loan	8	60	2.01	80	224	0	0
Retail banking	2	50	3.00	65	7	0	0
Total consumer banking	85	53	3.78	87	25	9	7
Commercial Banking:
Commercial and multifamily real estate	2	100	0.25	100	12	0	0
Commercial and industrial	147	1	0.31	19	26	0	0
Total commercial lending	149	2	0.27	20	25	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	149	2	0.27	20	25	0	0
Total	$375	50	14.14	28	25	2	$7

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Three Months Ended March 31, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$62	100%	12.85%	0%	0	0%	$0
International card businesses	36	100	25.66	0	0	0	0
Total credit card	98	100	17.52	0	0	0	0
Consumer Banking:
Auto	86	42	3.93	73	7	27	21
Home loan	13	62	2.63	75	249	1	0
Retail banking	3	21	6.30	87	11	0	0
Total consumer banking	102	44	3.72	74	39	23	21
Commercial Banking:
Commercial and multifamily real estate	25	0	0.00	100	8	0	0
Commercial and industrial	47	0	0.00	30	12	0	0
Total commercial lending	72	0	0.00	54	10	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	72	0	0.00	54	10	0	0
Total	$272	52	13.21	42	29	8	$21
__________

(1)	Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	12,805	$26	10,594	$18
International card businesses(1)	11,425	16	8,813	20
Total credit card	24,230	42	19,407	38
Consumer Banking:
Auto	2,179	25	1,852	21
Home loan	11	3	10	1
Retail banking	11	1	15	2
Total consumer banking	2,201	29	1,877	24
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	14	19	17	23
Total commercial lending	14	19	17	23
Small-ticket commercial real estate	1	1	0	0
Total commercial banking	15	20	17	23
Total	26,446	$91	21,301	$85
__________

(1)
In the U.K., regulators require the acceptance of payment plan proposals in which the modified payments may be less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge off even when fully in compliance with the TDR program terms.

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of March 31, 2017 and December 31, 2016. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	March 31, 2017			December 31, 2016
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Outstanding balance	$15,443	$3,119	$12,324	$16,506	$3,272	$13,234
Carrying value(1)	14,108	2,180	11,928	15,074	2,263	12,811
__________

(1)
Includes $32 million and $31 million of allowance for loan and lease losses for these loans as of March 31, 2017 and December 31, 2016, respectively. We recorded a $1 million provision and a $2 million release for credit losses for the three months ended March 31, 2017 and 2016, respectively, for PCI loans.

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on PCI loans for the three months ended March 31, 2017.
Table 4.13: Changes in Accretable Yield on PCI Loans

(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2016	$3,177	$1,064	$2,113
Accretion recognized in earnings	(166)	(56)	(110)
Reclassifications from/(to) nonaccretable differences(1)	6	(4)	10
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(114)	(16)	(98)
Accretable yield as of March 31, 2017	$2,903	$988	$1,915
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for further discussion on the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2017 and 2016.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(1,601)	(364)	(26)	0	(1,991)
Recoveries	330	146	3	2	481
Net charge-offs	(1,271)	(218)	(23)	2	(1,510)
Provision (benefit) for loan and lease losses	1,717	279	(6)	(2)	1,988
Allowance build (release) for loan and lease losses	446	61	(29)	0	478
Other changes(2)	6	0	(3)	0	3
Balance as of March 31, 2017	5,058	1,163	761	2	6,984
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Provision (benefit) for losses on unfunded lending commitments	0	0	4	0	4
Balance as of March 31, 2017	0	7	133	0	140
Combined allowance and reserve as of March 31, 2017	$5,058	$1,170	$894	$2	$7,124

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Charge-offs	(1,222)	(291)	(48)	(1)	(1,562)
Recoveries	272	108	2	2	384
Net charge-offs	(950)	(183)	(46)	1	(1,178)
Provision (benefit) for loan and lease losses	1,071	229	171	(2)	1,469
Allowance build (release) for loan and lease losses	121	46	125	(1)	291
Other changes(2)	10	0	(15)	0	(5)
Balance as of March 31, 2016	3,785	914	714	3	5,416
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision (benefit) for losses on unfunded lending commitments	0	1	57	0	58
Balance as of March 31, 2016	0	8	218	0	226
Combined allowance and reserve as of March 31, 2016	$3,785	$922	$932	$3	$5,642
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of March 31, 2017 and December 31, 2016.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	March 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,796	$1,076	$603	$2	$6,477
Asset-specific(2)	262	57	156	0	475
PCI loans(3)	0	30	2	0	32
Total allowance for loan and lease losses	$5,058	$1,163	$761	$2	$6,984
Loans held for investment:
Collectively evaluated(1)	$98,478	$59,760	$65,379	$73	$223,690
Asset-specific(2)	735	714	1,347	0	2,796
PCI loans(3)	0	13,508	594	0	14,102
Total loans held for investment	$99,213	$73,982	$67,320	$73	$240,588
Allowance coverage ratio(4)	5.10%	1.57%	1.13%	2.74%	2.90%

	December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,367	$1,016	$622	$2	$6,007
Asset-specific(2)	239	57	169	0	465
PCI loans(3)	0	29	2	0	31
Total allowance for loan and lease losses	$4,606	$1,102	$793	$2	$6,503
Loans held for investment:
Collectively evaluated(1)	$104,835	$57,862	$64,794	$64	$227,555
Asset-specific(2)	715	736	1,509	0	2,960
PCI loans(3)	2	14,456	613	0	15,071
Total loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Allowance coverage ratio(4)	4.36%	1.51%	1.19%	3.13%	2.65%
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

(3)
The PCI loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for details on these loans.

(4)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership that qualify for net accounting treatment. The expected reimbursements from these partners, which are netted against our allowance for loan and lease losses, result in reductions to reported net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for further discussion on our card partnership agreements.

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the expected reimbursements from these partners for the three months ended March 31, 2017 and 2016.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Expected reimbursements from loss sharing partners:
Balance as of beginning of the period	$228	$194
Impact to net charge-offs	(65)	(52)
Impact to provision for credit losses	72	55
Balance as of end of the period	$235	$197

92	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, credit card loan receivables and the related allowance for loan and lease losses, which we report on our consolidated balance sheets under restricted cash, loans held in consolidated trust, and allowance for loan and lease losses, respectively. The assets of a particular VIE are the primary source of funding to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the Company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
The table below presents a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2017 and December 31, 2016. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$29,257	$18,699	$0	$0	$0
Home loan securitizations(2)	0	0	195	67	1,262
Total securitization-related VIEs	29,257	18,699	195	67	1,262
Other VIEs:(3)
Affordable housing entities	175	9	3,896	1,109	3,896
Entities that provide capital to low-income and rural communities	955	127	0	0	0
Other	0	0	219	0	219
Total other VIEs	1,130	136	4,115	1,109	4,115
Total VIEs	$30,387	$18,835	$4,310	$1,176	$5,377

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,550	$19,662	$0	$0	$0
Home loan securitizations(2)	0	0	201	27	1,276
Total securitization-related VIEs	33,550	19,662	201	27	1,276
Other VIEs:(3)
Affordable housing entities	174	9	3,862	1,093	3,862
Entities that provide capital to low-income and rural communities	927	127	0	0	0
Other	0	0	187	0	187
Total other VIEs	1,101	136	4,049	1,093	4,049
Total VIEs	$34,651	$19,798	$4,250	$1,120	$5,325
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

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

(3)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $1.9 billion of assets and $642 million of liabilities as of March 31, 2017 and $1.9 billion of assets and $618 million of liabilities as of December 31, 2016.

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
We transfer residential home loans and multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into RMBS or CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the mortgage servicing rights (“MSRs”) and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these residential home loan and multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE, or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

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
The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2017 and December 31, 2016.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
March 31, 2017:
Securities held by third-party investors	$18,528	$1,437		$52	$674
Receivables in the trust	29,550	1,485		46	679
Cash balance of spread or reserve accounts	0	8		N/A	127
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2016:
Securities held by third-party investors	$18,826	$1,499		$56	$697
Receivables in the trust	31,762	1,549		50	702
Cash balance of spread or reserve accounts	0	8		N/A	130
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service only certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

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

Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of March 31, 2017 and December 31, 2016, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.4 billion and $1.5 billion as of March 31, 2017 and December 31, 2016, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both March 31, 2017 and December 31, 2016. We also have unfunded commitments of $5 million related to those interests for our non-consolidated VIEs as of both March 31, 2017 and December 31, 2016.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $679 million and $702 million as of March 31, 2017 and December 31, 2016, respectively. In the event the third party servicer does not fulfill its obligation to exercise the clean-up calls on certain securitizations, the obligation reverts to us and we would be required to acquire a maximum of approximately $420 million of loan receivables and other assets upon our execution of these clean-up calls with the requirement to absorb any losses on the loan receivables and other assets. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to these obligations.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $88 million and $85 million as of March 31, 2017 and December 31, 2016, respectively. We also have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our maximum credit exposure related to these agreements totaled $12 million as of both March 31, 2017 and December 31, 2016. These agreements are included in other liabilities on our consolidated balance sheets, and our obligation under these agreements was $8 million as of both March 31, 2017 and December 31, 2016.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2017 and 2016, we recognized amortization of $115 million and $98 million, respectively, and tax credits of $114 million and $113 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $3.8 billion as of both March 31, 2017 and December 31, 2016. We are periodically required to provide additional financial or other support during the period of the investments. We had recorded liabilities of $1.3 billion and $1.2 billion for these unfunded commitments as of March 31, 2017 and December 31, 2016, respectively, which is expected to be paid from 2017 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately$3.9 billion as of both March 31, 2017 and December 31, 2016. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.9 billion as of both March 31, 2017 and December 31, 2016. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.0 billion and $11.5 billion as of March 31, 2017 and December 31, 2016, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $955 million and $927 million as of March 31, 2017 and December 31, 2016, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $219 million and $187 million as of March 31, 2017 and December 31, 2016, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of March 31, 2017 and December 31, 2016. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2017
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,521	N/A	$14,521
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,151	$(1,758)	393
Core deposit intangibles	1,391	(1,353)	38
Other(2)	314	(142)	172
Total intangible assets	3,856	(3,253)	603
Total goodwill and intangible assets	$18,377	$(3,253)	$15,124
MSRs:
Consumer MSRs(3)	$86	N/A	$86
Commercial MSRs(4)	296	$(91)	205
Total MSRs	$382	$(91)	$291

	December 31, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,519	N/A	$14,519
Intangible assets:
PCCR intangibles	2,151	$(1,715)	436
Core deposit intangibles	1,391	(1,345)	46
Other(2)	314	(131)	183
Total intangible assets	3,856	(3,191)	665
Total goodwill and intangible assets	$18,375	$(3,191)	$15,184
MSRs:
Consumer MSRs(3)	$80	N/A	$80
Commercial MSRs(4)	276	$(82)	194
Total MSRs	$356	$(82)	$274
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $62 million and $101 million for the three months ended March 31, 2017 and 2016, respectively.

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of March 31, 2017 and December 31, 2016.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2016	$5,018	$4,600	$4,901	$14,519
Other adjustments(1)	2	0	0	2
Balance as of March 31, 2017	$5,020	$4,600	$4,901	$14,521
__________

(1)	Represent foreign currency translation adjustments.

98	Capital One Financial Corporation (COF)

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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors decreased to $18.5 billion as of March 31, 2017, from $18.8 billion as of December 31, 2016. During the first quarter of 2017, $3.0 billion of new debt was issued to third-party investors from our credit card loan securitization trust offset by $3.3 billion of maturities.
Senior and Subordinated Notes
As of March 31, 2017, we had $26.4 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $304 million. As of December 31, 2016, we had $23.4 billion of senior and subordinated notes outstanding, inclusive of fair value hedging adjustments of $280 million. During the first quarter of 2017, we issued $4.0 billion of long-term senior and subordinated debt comprised of $900 million of floating-rate notes and $3.1 billion of fixed-rate notes. During the first quarter of 2017, $1.0 billion of senior and subordinated notes were matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
We have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.2 billion and $1.9 billion as of March 31, 2017 and December 31, 2016, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. Outstanding FHLB advances totaled $2.4 billion and $17.2 billion as of March 31, 2017 and December 2016, respectively, substantially all of which represented long-term advances generally callable on either a one-month or a three-month basis.We did not access the Federal Reserve Discount Window for funding during 2016 or the first quarter of 2017.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2017 and December 31, 2016. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2017	December 31, 2016
Deposits:
Non-interest-bearing deposits	$26,364	$25,502
Interest-bearing deposits	214,818	211,266
Total deposits	$241,182	$236,768
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,046	$992
Total short-term borrowings	$1,046	$992

	March 31, 2017
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2016
Long-term debt:
Securitized debt obligations(1)	2017 - 2025	0.95 - 5.75%	1.83%	$18,528	$18,826
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2017 - 2027	1.30 - 6.75	2.71	19,628	17,546
Floating unsecured senior debt	2018 - 2023	1.71 - 2.19	1.98	2,249	1,353
Total unsecured senior debt			2.64	21,877	18,899
Fixed unsecured subordinated debt	2019 - 2026	3.38 - 8.80	4.09	4,528	4,532
Total senior and subordinated notes				26,405	23,431
Other long-term borrowings:
FHLB advances	2017 - 2023	0.70 - 6.41	0.75	2,428	17,179
Capital lease obligations	2024 - 2035	3.09 - 12.86	4.16	32	32
Total other long-term borrowings				2,460	17,211
Total long-term debt				$47,393	$59,468
Total short-term borrowings and long-term debt				$48,439	$60,460
__________

(1)	Outstanding amount includes fair value hedge accounting adjustments.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2017 and 2016:
Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1
Total short-term borrowings	1	1
Long-term debt:
Securitized debt obligations(1)	69	48
Senior and subordinated notes(1)	149	106
Other long-term borrowings	24	23
Total long-term debt	242	177
Total interest expense on short-term borrowings and long-term debt	$243	$178
__________

(1)	Interest expense includes the impact from qualifying hedge accounting relationships.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage asset and liability positions and market risk exposure and limits in accordance with market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency so we may limit our earnings and capital ratio exposures to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets, and clear eligible derivative transactions through Central Counterparty Clearinghouses (“CCPs”), often referred to as “central clearinghouses,” as required under the Dodd-Frank Act. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business, and usually offset our exposure through derivative transactions with other counterparties.
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

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of March 31, 2017 and December 31, 2016, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2017			December 31, 2016
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$48,009	$246	$637	$40,480	$295	$569
Cash flow hedges	52,200	60	369	50,400	151	287
Total interest rate contracts	100,209	306	1,006	90,880	446	856
Foreign exchange contracts:
Cash flow hedges	5,307	27	34	5,620	108	9
Net investment hedges	2,535	62	24	2,396	163	0
Total foreign exchange contracts	7,842	89	58	8,016	271	9
Total derivatives designated as accounting hedges	108,051	395	1,064	98,896	717	865
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,551	20	13	1,696	17	21
Customer accommodation	41,220	571	435	39,474	670	530
Other interest rate exposures(3)	2,509	32	12	1,105	33	8
Total interest rate contracts	45,280	623	460	42,275	720	559
Other contracts	1,752	51	7	1,767	57	14
Total derivatives not designated as accounting hedges	47,032	674	467	44,042	777	573
Total derivatives	$155,083	$1,069	$1,531	$142,938	$1,494	$1,438
Less: netting adjustment(4)		(375)	(246)		(539)	(336)
Total derivative assets/liabilities		$694	$1,285		$955	$1,102
__________

(1)	Derivative assets and liabilities include interest accruals and exclude valuation adjustments related to non-performance risk.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Includes mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 9.2 for further information.

Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. Derivative contracts that are cleared with central clearinghouses through our Future Commission Merchants (“FCMs”) are not subject to offsetting due to the uncertainty existing around an end-user’s ability to setoff these derivative contracts. Therefore, as of March 31, 2017 and December 31, 2016, we did not offset our derivative positions cleared through clearinghouses.
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
The following table presents as of March 31, 2017 and December 31, 2016 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2017
Derivatives assets(1)(2)	$1,069	$(194)	$(181)	$694	$0	$694
As of December 31, 2016
Derivatives assets(1)(2)	1,494	(152)	(387)	955	(11)	944

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2017
Derivatives liabilities(1)(2)	$1,531	$(194)	$(52)	$1,285	$0	$1,285
Repurchase agreements(3)(4)	1,046	0	0	1,046	(1,046)	0
As of December 31, 2016
Derivatives liabilities(1)(2)	1,438	(152)	(184)	1,102	0	1,102
Repurchase agreements(3)	992	0	0	992	(992)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of March 31, 2017 that totaled $400 million and $1.0 billion, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2016 totaled $491 million and $908 million, respectively. These contracts were not subject to offsetting as of March 31, 2017 and December 31, 2016.

(2)
We received cash collateral from derivative counterparties totaling $208 million and $448 million as of March 31, 2017 and December 31, 2016, respectively. We also received securities from derivative counterparties with a fair value of $1 million and $16 million as of March 31, 2017 and December 31, 2016, respectively, which we have the ability to re-pledge. We posted $1.4 billion and $1.5 billion of cash collateral as of March 31, 2017 and December 31, 2016, respectively.

(3)	As of March 31, 2017 and December 31, 2016, we only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(4)
Represents customer repurchase agreements that mature the next business day. As of March 31, 2017, we pledged collateral with a fair value of $1.1 billion under these customer repurchase agreements, which were primarily agency RMBS securities.

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
To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties.These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty. Certain of these bilateral agreements include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminate the derivative contract and close out the existing positions.
We also clear eligible OTC derivatives with central clearinghouses through FCMs as part of the regulatory requirement. The use of the central clearinghouses and the FCMs reduces our bilateral counterparty credit exposures while it increases our credit exposures to CCPs and FCMs. Our FCM agreements governing these derivative transactions generally include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances.
We record counterparty credit risk valuation adjustments on our OTC derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction to the derivative asset balance was $5 million and $6 million as of March 31, 2017 and December 31, 2016, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million as of both March 31, 2017 and December 31, 2016.
Income Statement Presentation and AOCI
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2017 and 2016.
Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(45)	$208
Gains (losses) recognized in earnings on hedged items	39	(192)
Net fair value hedge ineffectiveness gains (losses)	(6)	16
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	0	10
Customer accommodation	10	5
Other interest rate exposures	7	15
Total interest rate contracts	17	30
Foreign exchange contracts	0	0
Other contracts	0	0
Total gains on derivatives not designated as accounting hedges	17	30
Net derivative gains recognized in earnings	$11	$46
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2017 and 2016.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(30)	$426
Foreign exchange contracts	4	0
Subtotal	(26)	426
Net investment hedges:
Foreign exchange contracts	(22)	41
Net derivatives gains (losses) recognized in AOCI	$(48)	$467
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$37	$50
Foreign exchange contracts(2)	3	(1)
Subtotal	40	49
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	(1)	3
Net derivative gains (losses) recognized in earnings	$39	$52
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $67 million currently recorded in AOCI as of March 31, 2017. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of March 31, 2017. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	March 31, 2017	December 31, 2016
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	With the exception of Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three months ended March 31, 2017 and 2016.
Table 10.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income (loss) before reclassifications	36	0	(26)	17	7	34
Amounts reclassified from AOCI into earnings	0	23	(40)	0	(2)	(19)
Net other comprehensive income (loss)	36	23	(66)	17	5	15
AOCI as of March 31, 2017	$32	$(598)	$(144)	$(205)	$(19)	$(934)

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
Other comprehensive income (loss) before reclassifications	182	0	426	1	(13)	596
Amounts reclassified from AOCI into earnings	5	21	(49)	0	2	(21)
Net other comprehensive income (loss)	187	21	377	1	(11)	575
AOCI as of March 31, 2016	$349	$(704)	$497	$(142)	$(41)	$(41)
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
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three months ended March 31, 2017 and 2016.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2017	2016
Securities available for sale:
	Non-interest income	$0	$(8)
	Income tax provision (benefit)	0	(3)
	Net income (loss)	0	(5)
Securities held to maturity:(1)
	Interest income	(36)	(33)
	Income tax provision (benefit)	(13)	(12)
	Net income (loss)	(23)	(21)
Cash flow hedges:
Interest rate contracts:	Interest income	58	79
Foreign exchange contracts:	Interest income	6	(1)
	Non-interest income	0	(1)
	Income from continuing operations before income taxes	64	77
	Income tax provision	24	28
	Net income	40	49
Other:
	Various (pension and other)	2	(2)
	Income tax provision	0	0
	Net income	2	(2)
Total reclassifications		$19	$21
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2017 and 2016.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2017			2016
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$46	$10	$36	$296	$109	$187
Net changes in securities held to maturity	36	13	23	33	12	21
Net unrealized gains (losses) on cash flow hedges	(104)	(38)	(66)	600	223	377
Foreign currency translation adjustments(1)	4	(13)	17	26	25	1
Other	7	2	5	(17)	(6)	(11)
Other comprehensive income (loss)	$(11)	$(26)	$15	$938	$363	$575
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2017	2016
Income from continuing operations, net of tax	$795	$1,018
Income (loss) from discontinued operations, net of tax	15	(5)
Net income	810	1,013
Dividends and undistributed earnings allocated to participating securities(1)	(5)	(6)
Preferred stock dividends	(53)	(37)
Net income available to common stockholders	$752	$970

Total weighted-average basic shares outstanding	482.3	523.5
Effect of dilutive securities:
Stock options	2.9	1.8
Other contingently issuable shares	1.4	1.2
Warrants(2)	1.3	1.5
Total effect of dilutive securities	5.6	4.5
Total weighted-average diluted shares outstanding	487.9	528.0

Basic earnings per common share:
Net income from continuing operations	$1.53	$1.86
Income (loss) from discontinued operations	0.03	(0.01)
Net income per basic common share	$1.56	$1.85

Diluted earnings per common share:(3)
Net income from continuing operations	$1.51	$1.85
Income (loss) from discontinued operations	0.03	(0.01)
Net income per diluted common share	$1.54	$1.84
__________

(1)
Dividends and undistributed earnings allocated to participating securities includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). There were 1.5 million and 4.1 million warrants to purchase common stock outstanding as of March 31, 2017 and March 31, 2016, respectively.

(3)
Excluded from the computation of diluted earnings per share were 222 thousand shares related to options with an exercise price of $86.34 and 2.9 million shares related to options with exercise prices ranging from $63.73 to $88.81 for the three months ended March 31, 2017 and 2016, respectively, because their inclusion would be anti-dilutive.

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring or nonrecurring basis and for estimating the fair value for financial instruments that are not recorded at fair value, see “Note 17—Fair Value Measurement” in our 2016 Form 10-K.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, we had minimal movements between Levels 1 and 2.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2017
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,170	$0	$0	$5,170
RMBS	0	29,190	449	29,639
CMBS	0	4,784	78	4,862
Other ABS	0	688	0	688
Other securities	274	618	9	901
Total securities available for sale	5,444	35,280	536	41,260
Other assets:
Derivative assets(1)(2)	2	1,014	53	1,069
Other(3)	248	0	281	529
Total assets	$5,694	$36,294	$870	$42,858
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$2	$1,498	$31	$1,531
Total liabilities	$2	$1,498	$31	$1,531

	December 31, 2016
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,065	$0	$0	$5,065
RMBS	0	28,731	518	29,249
CMBS	0	4,937	51	4,988
Other ABS	0	714	0	714
Other securities	295	417	9	721
Total securities available for sale	5,360	34,799	578	40,737
Other assets:
Derivative assets(1)(2)	7	1,440	47	1,494
Other(3)	219	0	281	500
Total assets	$5,586	$36,239	$906	$42,731
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$12	$1,397	$29	$1,438
Total liabilities	$12	$1,397	$29	$1,438
__________

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and the related payables and receivables for cash collateral held or placed with the same counterparty. The net derivative assets were $694 million and $955 million, and the net derivative liabilities were $1.3 billion and $1.1 billion as of March 31, 2017 and December 31, 2016, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information, including further disaggregation of the balance composition.

(2)
Does not reflect $4 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2017 and December 31, 2016, respectively. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Other includes consumer MSRs of $86 million and $80 million, retained interests in securitizations of $195 million and $201 million and deferred compensation plan assets of $248 million and $219 million as of March 31, 2017 and December 31, 2016, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2017(3)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2017
Assets:
Securities available for sale:
RMBS	$518	$9	$8	$0	$0	$0	$(22)	$53	$(117)	$449	$0
CMBS	51	0	0	60	0	0	(1)	0	(32)	78	9
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	578	9	8	60	0	0	(23)	53	(149)	536	9
Other assets:
Derivative assets(4)	47	(1)	0	0	0	18	(10)	0	(1)	53	(1)
Consumer MSRs	80	1	0	0	0	7	(2)	0	0	86	1
Retained interest in securitizations	201	(6)	0	0	0	0	0	0	0	195	(6)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(29)	$1	$0	$0	$0	$(6)	$3	$0	$0	$(31)	$1

113	Capital One Financial Corporation (COF)

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

(2)
During the three months ended March 31, 2017 and 2016, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$449	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-7% 0-30% 0-17% 3-85%	5% 4% 4% 54%
CMBS	78	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Derivative assets(1)	53	Discounted cash flows	Swap rates	2-3%	2%
Consumer MSRs	86	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	7-20% 16% 500-1500 bps $75-$100	15% 16% 584 bps $76
Retained interests in securitization(2)	195	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	2-79 2-13% 4-12% 1-5% 8-104%	N/A
Liabilities:
Derivative liabilities(1)	$31	Discounted cash flows	Swap rates	2-3%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$518	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-15% 0-30% 0-16% 9-87%	5% 4% 4% 57%
CMBS	51	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Derivative assets(1)	47	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	80	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	8-20% 15% 580-1,500 bps $75-$100	15% 15% 636 bps $76
Retained interests in securitization(2)	201	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	6-87 2-11% 4-11% 1-6% 7-102%	N/A
Liabilities:
Derivative liabilities(1)	$29	Discounted cash flows	Swap rates	2%	2%
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
The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2017 and December 31, 2016, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements

	March 31, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$265	$265
Loans held for sale	246	2	248
Other assets(1)	0	35	35
Total	$246	$302	$548

	December 31, 2016
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$587	$587
Loans held for sale	157	0	157
Other assets(1)	0	83	83
Total	$157	$670	$827
__________

(1)
Other assets includes foreclosed property and repossessed assets of $29 million and long-lived assets held for sale of $6 million as of March 31, 2017, compared to foreclosed property and repossessed assets of $43 million and long-lived assets held for sale of $40 million as of December 31, 2016.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3, as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 66%, with a weighted average of 21%, and from 0% to 73%, with a weighted average of 16%, as of March 31, 2017 and December 31, 2016, respectively. The fair value of the loans held for sale and the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2017 and 2016.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Loans held for investment	$(38)	$(71)
Loans held for sale	0	0
Other assets(1)	(5)	(4)
Total	$(43)	$(75)
__________

(1)	Other assets includes losses related to foreclosed property, repossessed assets and long-lived assets held for sale.
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2017 and December 31, 2016.
Table 12.6: Fair Value of Financial Instruments

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,315	$9,315	$3,489	$5,826	$0
Restricted cash for securitization investors	486	486	486	0	0
Securities held to maturity	26,170	26,657	199	26,409	49
Net loans held for investment	233,604	237,406	0	0	237,406
Loans held for sale	735	742	0	740	2
Interest receivable	1,368	1,368	0	1,368	0
Other investments(1)	1,306	1,306	0	1,297	9
Financial liabilities:
Deposits	$241,182	$241,599	$26,364	$215,235	$0
Securitized debt obligations	18,528	18,647	0	18,647	0
Senior and subordinated notes	26,405	26,817	0	26,817	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,046	1,046	0	1,046	0
Other borrowings	2,460	2,428	0	2,428	0
Interest payable	260	260	0	260	0

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,976	$9,976	$4,185	$5,791	$0
Restricted cash for securitization investors	2,517	2,517	2,517	0	0
Securities held to maturity	25,712	26,196	199	25,962	35
Net loans held for investment	239,083	242,935	0	0	242,935
Loans held for sale	1,043	1,038	0	1,038	0
Interest receivable	1,351	1,351	0	1,351	0
Other investments(1)	2,029	2,029	0	2,020	9
Financial liabilities:
Deposits	$236,768	$237,082	$25,502	$211,580	$0
Securitized debt obligations	18,826	18,920	0	18,920	0
Senior and subordinated notes	23,431	23,774	0	23,774	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	992	0	992	0
Other borrowings	17,211	17,180	0	17,180	0
Interest payable	327	327	0	327	0
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2016 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three months ended March 31, 2017 and 2016, selected balance sheet data as of March 31, 2017 and 2016, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,346	$1,517	$566	$45	$5,474
Non-interest income	738	195	158	(30)	1,061
Total net revenue	4,084	1,712	724	15	6,535
Provision (benefit) for credit losses	1,717	279	(2)	(2)	1,992
Non-interest expense	1,929	1,042	391	72	3,434
Income (loss) from continuing operations before income taxes	438	391	335	(55)	1,109
Income tax provision (benefit)	167	143	122	(118)	314
Income from continuing operations, net of tax	$271	$248	$213	$63	$795
Loans held for investment	$99,213	$73,982	$67,320	$73	$240,588
Deposits	0	188,216	33,735	19,231	241,182

	Three Months Ended March 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,033	$1,420	$537	$66	$5,056
Non-interest income	847	191	118	8	1,164
Total net revenue	3,880	1,611	655	74	6,220
Provision (benefit) for credit losses	1,071	230	228	(2)	1,527
Non-interest expense	1,863	990	322	48	3,223
Income (loss) from continuing operations before income taxes	946	391	105	28	1,470
Income tax provision (benefit)	337	142	38	(65)	452
Income from continuing operations, net of tax	$609	$249	$67	$93	$1,018
Loans held for investment	$92,699	$70,591	$64,241	$82	$227,613
Deposits	0	177,803	33,383	10,593	221,779
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
The following table presents contractual amount and carrying value of our unfunded lending commitments as of March 31, 2017 and December 31, 2016. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Standby letter of credit and commercial letter of credit(1)	$1,953	$1,936	$49	$42
Credit card lines	320,446	312,864	N/A	N/A
Other loan commitments(2)	28,350	28,402	95	98
Total unfunded lending commitments	$350,749	$343,202	$144	$140
__________

(1)	These financial guarantees have expiration dates ranging from 2017 to 2025 as of March 31, 2017.

(2)	Includes $667 million and $699 million of advised lines of credit as of March 31, 2017 and December 31, 2016, respectively.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $49 million and $48 million as of March 31, 2017 and December 31, 2016, respectively.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these clean-up calls is approximately $420 million. Based on our current projections, we expect these securitizations to reach their individual clean-up call thresholds beginning in 2017 and continuing through 2019. According to current information and estimates, we also expect the fair value of the loan receivables and other assets to be less than the contractual amount required to exercise the clean-up calls. We monitor the underlying assets for trends in delinquencies and related losses and review the third party servicer’s financial strength. As of March 31, 2017, we recorded a liability of $40 million associated with these clean-up call obligations. Our best estimate is that any reasonably possible future losses associated with these clean-up call obligations in excess of the liability recorded are not significant to the Company’s financial position.
U.K. Payment Protection Insurance
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle unfair relationship PPI complaints covered by s.140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”). Following feedback on the FCA Proposal, the FCA issued a further Consultation Paper on August 2, 2016, suggesting some amendments to its proposed rules on how banks should handle unfair relationship PPI complaints and indicating an expectation that the complaint deadline will fall by the end of June 2019. This timetable was based on making a decision about whether to proceed, and making rules and guidance, by the end of December 2016. On December 9, 2016, the FCA issued a statement delaying any further announcement until the first quarter of 2017. On March 2, 2017, the FCA further issued a statement that sets out final rules and guidance on the PPI complaints deadline, which has been set as August 29, 2019. The statement also provides clarity on how to handle PPI complaints under s.140A of the Consumer Credit Act, including guidance on how redress for such complaints should be calculated.
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
Management’s best estimate of incurred losses related to U.K. PPI totaled $324 million and $238 million as of March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, we added $99 million to our reserve in response to the above FCA statement made on March 2, 2017. Other movements to the reserve were a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of March 31, 2017 is approximately $200 million. The decrease in this estimate from the prior quarter is due to the publication of the FCA rules on March 2, 2017 which resulted in a number of factors previously considered reasonably possible becoming probable and therefore shifting into our reserve estimate.
Mortgage Representation and Warranty Liabilities
We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, LLC, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, F.S.B. (“CCB”), which was acquired in February 2009 and subsequently merged into CONA (collectively, the “subsidiaries”).
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
The following table presents the original principal balance of mortgage loan originations for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of March 31, 2017 and December 31, 2016.
Table 14.2: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	March 31, 2017	December 31, 2016	2005-2008
GSEs	$2	$2	$11
Insured Securitizations	3	3	20
Uninsured Securitizations and Other	11	12	80
Total	$16	$17	$111
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $16 billion in unpaid principal balance remains outstanding as of March 31, 2017, of which approximately $3 billion in unpaid principal balance is at least 90 days delinquent. Approximately $23 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates are dependent on the availability of performance data.
The subsidiaries had open repurchase-related requests with regard to approximately $653 million original principal balance of mortgage loans as of March 31, 2017, a decrease of $716 million from $1.4 billion as of December 31, 2016.

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The substantial majority of remaining repurchase requests are related to ongoing litigation. The repurchase-related requests reflect the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.
Total repurchase-related requests include all timely requests ever received by our subsidiaries where the requesting party has not formally rescinded the repurchase-related requests or our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses. We have received relatively few repurchase-related requests subsequent to the New York’s highest court ruling in 2015 that the statute of limitations for repurchase claims begins when the relevant representations and warranties were made, as opposed to some later date during the life of the loan. Additionally, we have received relatively few repurchase-related demands for vintages after 2007, mostly because GreenPoint ceased originating mortgages in August 2007.
We established reserves for the $11 billion original principal balance of GSE loans, based on open claims and historic repurchase rates. We have entered into and completed repurchase or settlement agreements with respect to the majority of our repurchase exposure to the GSEs.
Our reserves could also be impacted by any claims which may be brought by governmental agencies under the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”), the False Claims Act or other federal or state statutes. For example, GreenPoint and Capital One have received requests for information and/or subpoenas from various governmental regulators and law enforcement authorities, including members of the Residential Mortgage-Backed Securities (“RMBS”) Working Group, relating to the origination of loans for sale to the GSEs and to RMBS participants. We are cooperating with these regulators and other authorities in responding to such requests.
For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach is based upon the expected resolution of litigation directed by the monoline bond insurers. Accordingly, our representation and warranty reserves related to Active Insured Securitizations are litigation reserves. In establishing these litigation reserves, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the developing factual and legal record to estimate the liability for each securitization. We consider as factors within the analysis our own past monoline settlements in addition to publicly available industry monoline settlements. Our reserves with respect to the U.S. Bank Litigation, referenced below, are related to Active Insured Securitizations. Further, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, such reserves are also contained within this category.
For the $4 billion original principal balance of mortgage loans in Inactive Insured Securitizations and the $48 billion original principal balance of mortgage loans in Uninsured Securitizations, we establish reserves based on an assessment of probable and estimable legal liability, if any, utilizing both our own experience and publicly available industry settlement information to estimate lifetime liability. In contrast with the bond insurers in the Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can force a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Accordingly, we only reserve for such exposures when a trustee or investor with standing brings claims and it is probable we have incurred a loss. Some Uninsured Securitization investors are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities. In addition, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by parties who purchased loans from our subsidiaries and subsequently re-sold the loans into securitizations, such reserves are also contained within this category.
For the $22 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves based on open claims and historical repurchase rates.

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate reserve for all three subsidiaries totaled $516 million as of March 31, 2017 compared to $630 million as of December 31, 2016. The decrease was primarily due to favorable legal developments. The table below summarizes changes in our representation and warranty reserve for the three months ended March 31, 2017 and 2016.
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Representation and warranty reserve, beginning of period	$630	$610
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(25)	(1)
Recorded in discontinued operations	(67)	3
Total provision (benefit) for mortgage representation and warranty losses	(92)	2
Net realized recoveries (losses)	(22)	1
Representation and warranty reserve, end of period	$516	$613
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of March 31, 2017 is approximately $1.4 billion, a decrease from our $1.5 billion estimate at December 31, 2016. The estimate as of March 31, 2017 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the Mortgage Repurchase Litigation described below, which are included within the estimate of reasonably possible representation and warranty losses discussed above), management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2017 is approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only (together with the lawsuits described above, “Interchange Lawsuits”). In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the district court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. On June 30, 2016, the Second Circuit Court of Appeals vacated the district court’s certification of the class, reversed approval of the proposed class settlement, and remanded the litigation to the district court for further proceedings, ruling that some of the merchants that were part of the proposed class settlement were not adequately represented. Because the Second Circuit ruling remands the litigation to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Several merchant plaintiffs also opted out of the class settlement before it was overturned, and some of those plaintiffs have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases are consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One. Separate settlement and judgment sharing agreements between Capital One, MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.
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
In May, June and July 2012, FHFA (acting as conservator for Freddie Mac) filed three summonses with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans (“FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. On March 29, 2017, the trial court granted GreenPoint’s motion for summary judgment and dismissed plaintiff’s claims as untimely.
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
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations. IV voluntarily dismissed one of the patents against Capital One and in September 2015, the court granted summary judgment in favor of Capital One on the remaining four patents and dismissed IV’s claims. IV appealed the dismissal of three of its claims to the Federal Circuit, which affirmed the district court’s dismissal in March 2017. The only claims remaining in the trial court are Capital One’s counterclaims for antitrust violations by IV. The parties are engaged in discovery related to the counterclaims.

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

128	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

129	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2017.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
January	722,680	$88.13	722,680	$380
February	1,386,772	89.83	798,474	309
March	321,916	92.62	121,050	297
Total	2,431,368	89.69	1,642,204
__________

(1)
Comprises repurchases of shares of common stock under the 2016 Stock Repurchase Program. Also includes 588,298 shares and 200,866 shares purchased in February and March, respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed. There were no shares purchased in January related to the withholding of shares to cover taxes on restricted awards and units.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

130	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 3, 2017	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

131	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED MARCH 31, 2017
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Capital One Financial Corporation (as restated April 30, 2015) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 4, 2015).

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

10.1.1*	Non-Competition Agreement between Capital One Financial Corporation and R. Scott Blackley.
10.1.2*	Non-Competition Agreement between Capital One Financial Corporation and Noelle K. Eder.
10.1.3*	Non-Competition Agreement between Capital One Financial Corporation and Michael J. Wassmer.
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

132	Capital One Financial Corporation (COF)

__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

133	Capital One Financial Corporation (COF)