Form 10-Q
period 2017-06-30
CAPITAL ONE FINANCIAL CORP
filed 2017-07-28
CIK 927628

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
For the quarterly period ended June 30, 2017
OR
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
(Not applicable)
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of June 30, 2017, there were 483,692,646 shares of the registrant’s Common Stock outstanding.
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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of June 30, 2017 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2016 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2017, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the Other category.

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
On October 3, 2016, we announced that we entered into a 10-year program agreement (the “Program Agreement”) to become the exclusive issuing partner of co-branded credit cards to Cabela’s customers. In connection with this credit card program, we entered into a definitive agreement under which we would acquire the credit card operations from Cabela’s, including approximately $5.2 billion in credit card receivables and other assets and approximately $5.0 billion in associated funding liabilities from Cabela’s wholly-owned subsidiary, World’s Foremost Bank (“WFB”). This transaction was subject to the satisfaction of customary closing conditions, including receipt of various regulatory approvals and the approval of the stockholders of Cabela’s. On January 28, 2017, Capital One withdrew its Bank Merger Act (“BMA”) application from the OCC, as we did not expect to receive regulatory approval of any BMA application for this transaction prior to October 3, 2017. This is the date when any of the parties involved in the agreement could terminate the agreement.
On April 17, 2017, we entered into agreements with Synovus Bank, a subsidiary of Synovus Financial Corp. (“Synovus”) and Cabela’s under which Synovus will acquire certain assets and assume certain liabilities of WFB, including WFB’s deposits. Immediately following the completion of this acquisition, Synovus will sell WFB’s credit card assets and related liabilities to Capital One. Synovus will retain WFB’s deposits. Capital One is not required to file any regulatory applications to complete this acquisition from Synovus. These transactions are subject to customary closing conditions, including approval by Synovus’s primary banking regulators. The closing of these transactions is also subject to the closing of the Agreement and Plan of Merger between Cabela’s and Bass Pro Group, LLC, entered into on October 3, 2016. We expect these transactions will close after all closing conditions have been satisfied. These agreements may be terminated by any of the parties if all closing conditions have not been satisfied by October 3, 2017. Upon closing of the acquisition of the credit card assets and related liabilities from Synovus, Capital One will become the exclusive issuing partner of co-branded credit cards to Cabela’s customers under the Program Agreement.
We had no significant acquisitions or dispositions in the first six months of 2017.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2017 and 2016 and selected comparative balance sheet data as of June 30, 2017 and December 31, 2016. We also provide selected key metrics we use in evaluating our performance including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2017	2016	Change	2017	2016	Change
Income statement
Net interest income	$5,473	$5,093	7%	$10,947	$10,149	8%
Non-interest income	1,231	1,161	6	2,292	2,325	(1)
Total net revenue	6,704	6,254	7	13,239	12,474	6
Provision for credit losses	1,800	1,592	13	3,792	3,119	22
Non-interest expense:
Marketing	435	415	5	831	843	(1)
Amortization of intangibles	61	95	(36)	123	196	(37)
Operating expenses	2,918	2,785	5	5,894	5,479	8
Total non-interest expense	3,414	3,295	4	6,848	6,518	5
Income from continuing operations before income taxes	1,490	1,367	9	2,599	2,837	(8)
Income tax provision	443	424	4	757	876	(14)
Income from continuing operations, net of tax	1,047	943	11	1,842	1,961	(6)
Income (loss) from discontinued operations, net of tax	(11)	(1)	**	4	(6)	**
Net income	1,036	942	10	1,846	1,955	(6)
Dividends and undistributed earnings allocated to participating securities	(8)	(6)	33	(13)	(12)	8
Preferred stock dividends	(80)	(65)	23	(133)	(102)	30
Net income available to common stockholders	$948	$871	9	$1,700	$1,841	(8)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$1.98	$1.70	16%	$3.51	$3.57	(2)%
Income (loss) from discontinued operations	(0.02)	—	**	0.01	(0.01)	**
Net income per basic common share	$1.96	$1.70	15	$3.52	$3.56	(1)
Diluted earnings per common share:
Net income from continuing operations	$1.96	$1.69	16	$3.48	$3.53	(1)
Income (loss) from discontinued operations	(0.02)	—	**	0.01	(0.01)	**
Net income per diluted common share	$1.94	$1.69	15	$3.49	$3.52	(1)
Weighted-average common shares outstanding (in millions):
Basic	484.0	511.7	(5)%	483.1	517.6	(7)%
Diluted	488.1	516.5	(5)	487.7	522.3	(7)
Common shares outstanding (period-end, in millions)	483.7	505.9	(4)	483.7	505.9	(4)
Dividends paid per common share	$0.40	$0.40	—	$0.80	$0.80	—
Tangible book value per common share (period-end)(1)	60.94	57.84	5	60.94	57.84	5
Balance sheet (average balances)
Loans held for investment	$242,241	$230,379	5%	$241,875	$228,557	6%
Interest-earning assets	318,078	302,764	5	318,215	301,106	6
Total assets	349,891	334,479	5	350,761	333,197	5
Interest-bearing deposits	214,412	195,641	10	213,696	194,883	10
Total deposits	240,550	221,146	9	239,555	220,163	9
Borrowings	48,838	54,359	(10)	51,085	54,060	(6)
Common equity	44,645	45,640	(2)	44,241	45,711	(3)

3	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2017	2016	Change		2017	2016	Change
Total stockholders’ equity	49,005	48,934	—		48,602	49,007	(1)
Selected performance metrics
Purchase volume(2)	$83,079	$78,019	6%		$156,276	$146,208	7%
Total net revenue margin(3)	8.43%	8.26%	17	bps	8.32%	8.29%	3	bps
Net interest margin(4)	6.88	6.73	15		6.88	6.74	14
Return on average assets	1.20	1.13	7		1.05	1.18	(13)
Return on average tangible assets(5)	1.25	1.18	7		1.10	1.24	(14)
Return on average common equity(6)	8.59	7.64	95		7.67	8.08	(41)
Return on average tangible common equity (“TCE”)(7)	13.09	11.61	148		11.75	12.28	(53)
Equity-to-assets ratio(8)	14.01	14.63	(62)		13.86	14.71	(85)
Non-interest expense as a percentage of average loans held for investment(9)	5.64	5.72	(8)		5.66	5.70	(4)
Efficiency ratio(10)	50.92	52.69	(177)		51.73	52.25	(52)
Effective income tax rate from continuing operations	29.7	31.0	(130)		29.1	30.9	(180)
Net charge-offs	$1,618	$1,155	40%		$3,128	$2,333	34%
Net charge-off rate(11)	2.67%	2.01%	66	bps	2.59%	2.04%	55	bps

(Dollars in millions, except as noted)	June 30, 2017	December 31, 2016	Change
Balance sheet (period-end)
Loans held for investment	$244,302	$245,586	(1)%
Interest-earning assets	319,286	321,807	(1)
Total assets	350,593	357,033	(2)
Interest-bearing deposits	213,810	211,266	1
Total deposits	239,763	236,768	1
Borrowings	49,954	60,460	(17)
Common equity	44,777	43,154	4
Total stockholders’ equity	49,137	47,514	3
Credit quality metrics
Allowance for loan and lease losses	$7,170	$6,503	10%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.93%	2.65%	28	bps
30+ day performing delinquency rate	2.69	2.93	(24)
30+ day delinquency rate	2.99	3.27	(28)
Capital ratios
Common equity Tier 1 capital(12)	10.7%	10.1%	60	bps
Tier 1 capital(12)	12.2	11.6	60
Total capital(12)	14.9	14.3	60
Tier 1 leverage (12)	10.3	9.9	40
Tangible common equity(13)	8.8	8.1	70
Supplementary leverage(12)	8.9	8.6	30
Other
Employees (period end, in thousands)	49.9	47.3	5%
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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.0 billion ($1.94 per diluted common share) on total net revenue of $6.7 billion and net income of $1.8 billion ($3.49 per diluted common share) on total net revenue of $13.2 billion for the second quarter and first six months of 2017, respectively. In comparison, we reported net income of $942 million ($1.69 per diluted common share) on total net revenue of $6.3 billion and net income of $2.0 billion ($3.52 per diluted common share) on total net revenue of $12.5 billion for the second quarter and first six months of 2016, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 10.7% and 10.1% as of June 30, 2017 and December 31, 2016, respectively. See “MD&A—Capital Management” below for additional information.
On June 29, 2016, we announced that our Board of Directors authorized the repurchase of up to $2.5 billion in shares of our common stock (“2016 Stock Repurchase Program”) from the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the second quarter of 2017, we repurchased approximately $2.2 billion of common stock as part of the 2016 Stock Repurchase Program. Additionally, on June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock (“2017 Stock Repurchase Program”) from the third quarter of 2017 through the end of the second quarter of 2018. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2017. These highlights are generally based on a comparison between the results of the second quarter and first six months of 2017 and 2016, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2017 compared to our financial condition and credit performance as of December 31, 2016. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net income increased by $94 million to $1.0 billion in the second quarter of 2017 primarily driven by:

◦	higher interest income due to growth in our auto and domestic credit card loan portfolios, as well as higher yields as a result of higher interest rates; and

◦	higher non-interest income primarily attributable to higher net interchange fees driven by higher purchase volume.
These increases were partially offset by:

◦	higher provision for credit losses primarily driven by higher charge-offs, partially offset by smaller allowance builds in our domestic credit card and commercial loan portfolios;

5	Capital One Financial Corporation (COF)

◦	higher interest expense due to higher interest rates and growth in our interest-bearing liabilities; and

◦	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure.
Our net income decreased by $109 million to $1.8 billion in the first six months of 2017 primarily due to:

◦	higher provision for credit losses primarily driven by higher charge-offs;

◦	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure; and

◦	higher interest expense due to higher interest rates and growth in our interest-bearing liabilities.
These higher expenses were partially offset by higher interest income due to growth in our auto and domestic credit card loan portfolios, as well as higher yields as a result of higher interest rates.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $1.3 billion to $244.3 billion as of June 30, 2017 from December 31, 2016 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our auto, domestic credit card and commercial loan portfolios.

◦
Average loans held for investment increased by $11.9 billion to $242.2 billion in the second quarter of 2017 compared to the second quarter of 2016, and increased by $13.3 billion to $241.9 billion in the first six months of 2017 compared to the first six months of 2016, primarily driven by growth in our auto, domestic credit card and commercial loan portfolios, partially offset by run-off of our acquired home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 66 basis points to 2.67% in the second quarter of 2017 compared to the second quarter of 2016, and increased by 55 basis points to 2.59% in the first six months of 2017 compared to the first six months of 2016, primarily due to growth and seasoning of recent domestic credit card loan originations, as well as higher losses in our auto loan portfolio due to recent growth and declines in used car auction prices, as well as changes in our charge-off practices for the treatment of certain loans within our consumer banking loan portfolio.

Our 30+ day delinquency rate decreased by 28 basis points to 2.99% as of June 30, 2017 from December 31, 2016 primarily due to seasonally lower delinquency inventories.
We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $667 million to $7.2 billion as of June 30, 2017 from December 31, 2016, and the allowance coverage ratio increased by 28 basis points to 2.93% as of June 30, 2017 from December 31, 2016. The increases were primarily driven by:

◦	an allowance build in our domestic credit card loan portfolio primarily due to increasing loss expectations on recent vintages and portfolio seasoning; and

◦	an allowance build in our auto loan portfolio due to higher losses associated with growth.
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

6	Capital One Financial Corporation (COF)

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K for factors that could materially influence our results.
Total Company Expectations
All expectations herein exclude any potential impacts of the anticipated Cabela’s acquisition, which is subject to regulatory approval.
We expect annual efficiency ratio for 2017, excluding adjusting items, will be in the 51%s, plus or minus a reasonable margin of volatility.
We expect to deliver earnings per share growth, excluding adjusting items, between 7% and 11% in 2017, assuming no substantial change in the broader credit and economic cycles.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. We believe that we are currently at the destination capital ratios appropriate for our current balance sheet mix. On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018 as part of the 2017 Stock Repurchase Program. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth and utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the full-year 2017 charge-off rate will be in the high 4%s to around 5%, with quarterly variability. We continue to expect the impacts of the upward pressure on charge-offs as new loan balances in our front book season and become a larger proportion of our overall portfolio relative to the older and highly seasoned back book, will moderate in the second half of 2017, with a small impact beyond 2017.
Consumer Banking: In our Consumer Banking business, we expect that the charge-off rate in our auto finance business will increase gradually and the growth we have experienced in that business will moderate. Beginning in the third quarter of 2017 and continuing into 2018, we expect changes in our charge-off practices for certain loans to increase annualized Auto charge-off rates by 15 to 20 basis points, after which the effect begins to reverse over time.
Commercial Banking: In our Commercial Banking business, we expect credit pressures will continue to be focused in our oil field service and taxi medallion lending portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2017 and 2016. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

7	Capital One Financial Corporation (COF)

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
Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned or interest expense incurred, and average yield for the second quarter and first six months of 2017 and 2016.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$100,043	$3,787	15.14%	$94,374	$3,420	14.50%
Consumer banking	74,644	1,223	6.55	71,170	1,116	6.27
Commercial banking(2)	68,220	647	3.79	65,872	567	3.44
Other(3)	60	12	80.00	80	45	225.00
Total loans, including loans held for sale	242,967	5,669	9.33	231,496	5,148	8.90
Investment securities	68,857	433	2.52	65,754	405	2.46
Cash equivalents and other interest-earning assets	6,254	26	1.66	5,514	18	1.31
Total interest-earning assets	318,078	6,128	7.71	302,764	5,571	7.36
Cash and due from banks	3,314			3,129
Allowance for loan and lease losses	(6,982)			(5,425)
Premises and equipment, net	3,855			3,645
Other assets	31,626			30,366
Total assets	$349,891			$334,479
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$214,412	$382	0.71%	$195,641	$292	0.60%
Securitized debt obligations	18,400	82	1.78	15,226	47	1.23
Senior and subordinated notes	27,821	179	2.57	21,717	111	2.04
Other borrowings and liabilities	3,656	12	1.31	18,255	28	0.61
Total interest-bearing liabilities	264,289	655	0.99	250,839	478	0.76
Non-interest-bearing deposits	26,138			25,505
Other liabilities	10,459			9,201
Total liabilities	300,886			285,545
Stockholders’ equity	49,005			48,934
Total liabilities and stockholders’ equity	$349,891			$334,479
Net interest income/spread		$5,473	6.72		$5,093	6.60
Impact of non-interest-bearing funding			0.16			0.13
Net interest margin			6.88%			6.73%

8	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$100,603	$7,577	15.06%	$93,766	$6,813	14.53%
Consumer banking	74,081	2,413	6.51	70,805	2,204	6.23
Commercial banking(2)	67,863	1,262	3.72	64,878	1,107	3.41
Other(3)	63	43	136.51	85	109	256.47
Total loans, including loans held for sale	242,610	11,295	9.31	229,534	10,233	8.92
Investment securities	68,637	849	2.47	65,455	820	2.51
Cash equivalents and other interest-earning assets	6,968	54	1.55	6,117	35	1.14
Total interest-earning assets	318,215	12,198	7.67	301,106	11,088	7.36
Cash and due from banks	3,400			3,244
Allowance for loan and lease losses	(6,749)			(5,278)
Premises and equipment, net	3,826			3,643
Other assets	32,069			30,482
Total assets	$350,761			$333,197
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$213,696	$735	0.69%	$194,883	$575	0.59%
Securitized debt obligations	17,791	151	1.70	15,293	95	1.24
Senior and subordinated notes	26,321	328	2.49	21,855	217	1.99
Other borrowings and liabilities	7,981	37	0.93	17,716	52	0.59
Total interest-bearing liabilities	265,789	1,251	0.94	$249,747	939	0.75
Non-interest-bearing deposits	25,859			25,280
Other liabilities	10,511			9,163
Total liabilities	302,159			284,190
Stockholders’ equity	48,602			49,007
Total liabilities and stockholders’ equity	$350,761			$333,197
Net interest income/spread		$10,947	6.73		$10,149	6.61
Impact of non-interest-bearing funding			0.15			0.13
Net interest margin			6.88%			6.74%
__________

(1)
Past due fees included in interest income totaled approximately $382 million and $766 million in the second quarter and first six months of 2017, respectively, and $354 million and $706 million in the second quarter and first six months of 2016, respectively.

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
Net interest income increased by $380 million to $5.5 billion in the second quarter of 2017 compared to the second quarter of 2016 and increased by $798 million to $10.9 billion in the first six months of 2017 compared to the first six months of 2016. Net interest margin increased by 15 basis points to 6.88% in the second quarter of 2017 compared to the second quarter of 2016 and increased by 14 basis points to 6.88% in the first six months of 2017 compared to the first six months of 2016. These increases were primarily driven by:

•	growth in our auto and domestic credit card loan portfolios; and

•	higher yields as a result of higher interest rates.

9	Capital One Financial Corporation (COF)

These increases were partially offset by:

•	higher interest expense due to higher interest rates and growth in our interest-bearing liabilities; and

•	one less day in the first six months of 2017.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$367	$210	$157	$764	$509	$255
Consumer banking	107	56	51	209	104	105
Commercial banking(2)	80	21	59	155	53	102
Other	(33)	(9)	(24)	(66)	(23)	(43)
Total loans, including loans held for sale	521	278	243	1,062	643	419
Investment securities	28	19	9	29	39	(10)
Cash equivalents and other interest-earning assets	8	3	5	19	5	14
Total interest income	557	300	257	1,110	687	423
Interest expense:
Deposits	90	29	61	160	59	101
Securitized debt obligations	35	11	24	56	17	39
Senior and subordinated notes	68	35	33	111	49	62
Other borrowings and liabilities	(16)	(22)	6	(15)	(29)	14
Total interest expense	177	53	124	312	96	216
Net interest income	$380	$247	$133	$798	$591	$207
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

10	Capital One Financial Corporation (COF)

Table 4 displays the components of non-interest income for the second quarter and first six months of 2017 and 2016.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016(1)	2017	2016(1)
Interchange fees, net	$676	$621	$1,246	$1,225
Service charges and other customer-related fees	418	393	789	816
Net securities gains (losses)	(4)	—	(4)	(8)
Other non-interest income:
Benefit for mortgage representation and warranty losses(2)	—	1	25	2
Net fair value gains on free-standing derivatives	23	22	40	52
Other	118	124	196	238
Total other non-interest income	141	147	261	292
Total non-interest income	$1,231	$1,161	$2,292	$2,325
__________

(1)
We made certain non-interest income reclassifications in the fourth quarter of 2016 to conform to the current period presentation. The primary net effects of the reclassifications compared to previously reported results were (i) an increase to Service charges and other customer-related fees of $22 million and $41 million for the three and six months ended June 30, 2016, respectively; and (ii) a decrease to Other non-interest income of $29 million and $56 million for the three and six months ended June 30, 2016, respectively. We have also consolidated the Non-interest income presentation of Other-than-temporary impairment (“OTTI”) with net realized gains or losses from investment securities into a new Net securities gains (losses) line. See Note 1—Summary of Significant Accounting Policies in our 2016 Form 10-K for additional information.

(2)	Represents the benefit for mortgage representation and warranty losses recorded in continuing operations.
Non-interest income increased by $70 million to $1.2 billion in the second quarter of 2017 compared to the second quarter of 2016 primarily due to an increase in gross interchange fees driven by higher purchase volume. This increase was partially offset by higher rewards expense due to higher purchase volume and the continued expansion of our rewards franchise, net of the impact of updated rewards cost estimates.
Non-interest income decreased by $33 million to $2.3 billion in the first six months of 2017 compared to the first six months of 2016 primarily driven by:

•	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016; and

•	higher rewards expense due to higher purchase volume and the continued expansion of our rewards franchise, net of the impact of updated rewards cost estimates.
These decreases were partially offset by an increase in gross interchange fees driven by higher purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.8 billion and $3.8 billion in the second quarter and first six months of 2017, respectively, compared to $1.6 billion and $3.1 billion in the second quarter and first six months of 2016, respectively. The provision for credit losses as a percentage of net interest income was 32.9% and 34.6% in the second quarter and first six months of 2017, respectively, compared to 31.3% and 30.7% in the second quarter and first six months of 2016, respectively.

11	Capital One Financial Corporation (COF)

Our provision for credit losses increased by $208 million in the second quarter of 2017 compared to the second quarter of 2016 primarily driven by:

•	higher charge-offs in our domestic credit card loan portfolio due to growth and portfolio seasoning;

•	higher charge-offs in our auto loan portfolio due to recent growth and declines in used car auction prices; and

•
higher charge-offs in our commercial loan portfolio as a result of continued adverse industry conditions impacting certain segments of our oil and gas lending portfolio and our taxi medallion lending portfolio.

These increases were partially offset by smaller allowance builds in our domestic credit card and commercial loan portfolios.
Our provision for credit losses increased by $673 million in the first six months of 2017 compared to the first six months of 2016 primarily driven by:

•	higher charge-offs in our domestic credit card loan portfolio due to growth and portfolio seasoning;

•	a larger allowance build in our domestic credit card loan portfolio due to increasing loss expectations on recent vintages and portfolio seasoning; and

•	higher charge-offs in our auto loan portfolio due to recent growth and declines in used car auction prices.
These increases were partially offset by an allowance release in our Commercial Banking business in the first six months of 2017 compared to a build in the first six months of 2016, primarily reflecting charge-offs in our taxi medallion lending portfolio and certain segments of our oil and gas lending portfolio.
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

12	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest expense for the second quarter and first six months of 2017 and 2016.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016(1)	2017	2016(1)
Salaries and associate benefits	$1,383	$1,279	$2,854	$2,549
Occupancy and equipment	474	465	945	923
Marketing	435	415	831	843
Professional services	279	264	526	505
Communications and data processing	289	302	577	582
Amortization of intangibles	61	95	123	196
Other non-interest expense:
Collections	88	77	173	158
Fraud losses	78	89	156	179
Bankcard, regulatory and other fee assessments	146	129	282	236
Other	181	180	381	347
Total other non-interest expense	493	475	992	920
Total non-interest expense	$3,414	$3,295	$6,848	$6,518
__________

(1)
We made certain non-interest expense reclassifications in the fourth quarter of 2016 to conform to the current period presentation. The net effects of the reclassifications for the three and six months ended June 30, 2016 compared to previously reported results were increases to Communications and data processing expense of $40 million and $77 million, respectively, with corresponding decreases to Professional services. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information.

Non-interest expense increased by $119 million to $3.4 billion in the second quarter of 2017 compared to the second quarter of 2016, and increased by $330 million to $6.8 billion in the first six months of 2017 compared to the first six months of 2016 primarily due to higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure, partially offset by lower amortization of intangibles.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Loss from discontinued operations, net of tax, was $11 million in the second quarter of 2017, compared to a loss of $1 million in the second quarter of 2016. Income from discontinued operations, net of tax, was $4 million in the first six months of 2017, compared to a loss of $6 million in the first six months of 2016.
We recorded a provision related to our mortgage representation and warranty reserve, net of tax, of $2 million ($6 million before tax) in the second quarter of 2017 primarily driven by settlement activities. We recorded a release, net of tax, of $40 million ($61 million before tax) in the first six months of 2017 primarily as a result of favorable legal developments, partially offset by a pre-tax charge of $42 million to record a liability related to our contingent obligation to exercise certain mandatory clean-up calls associated with manufactured housing securitizations undertaken by GreenPoint Credit, LLC.
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

13	Capital One Financial Corporation (COF)

Income Taxes
We recorded income tax provisions of $443 million (29.7% effective income tax rate) and $757 million (29.1% effective income tax rate) in the second quarter and first six months of 2017, respectively, compared to $424 million (31.0% effective income tax rate) and $876 million (30.9% effective income tax rate) in the second quarter and first six months of 2016, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the second quarter of 2017 from the second quarter of 2016 was primarily due to increases in the relative benefit of tax exempt income and tax credits, partially offset by reduced benefits associated with foreign earnings.
The decrease in our effective income tax rate in the first six months of 2017 from the first six months of 2016 was primarily due to:

•	increases in the relative benefit of tax exempt income and tax credits; and

•	increased discrete tax benefits recorded in the first six months of 2017.
These decreases were partially offset by reduced benefits associated with foreign earnings.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 16—Income Taxes” in our 2016 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $6.4 billion to $350.6 billion as of June 30, 2017 from December 31, 2016 primarily due to:

•	a decrease in cash, cash equivalents and restricted cash for securitization investors, partially offset by an increase in investment securities due to purchases outpacing paydowns; and

•
a decrease in loans held for investment primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our auto, domestic credit card and commercial loan portfolios.

Total liabilities decreased by $8.1 billion to $301.5 billion as of June 30, 2017 from December 31, 2016 primarily driven by:

•	a decrease in other debt primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes.
Stockholders’ equity increased by $1.6 billion to $49.1 billion as of June 30, 2017 from December 31, 2016 primarily due to:

•	our net income of $1.8 billion in the first six months of 2017.
This increase was partially offset by:

•	$526 million of dividend payments to our common and preferred stockholders; and

•	$219 million of treasury stock purchases.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2017. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company and our customers and our market risk exposure in accordance with our risk appetite.

14	Capital One Financial Corporation (COF)

Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% of our total investment securities as of both June 30, 2017 and December 31, 2016.
The fair value of our available for sale securities portfolio was $41.1 billion as of June 30, 2017, an increase of $383 million from December 31, 2016. The increase in fair value was primarily due to a decline in interest rates. The fair value of our held to maturity securities portfolio was $28.4 billion as of June 30, 2017, an increase of $2.2 billion from December 31, 2016. The increase in the fair value was primarily driven by purchases outpacing paydowns.
Gross unrealized gains on our available for sale securities portfolio increased to $647 million as of June 30, 2017 compared to $539 million as of December 31, 2016, and gross unrealized losses on this portfolio decreased to $360 million as of June 30, 2017 compared to $535 million as of December 31, 2016, both of which were primarily due to declines in interest rates. Of the $360 million gross unrealized losses as of June 30, 2017, $107 million was related to securities that had been in a loss position for 12 months or longer.
Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of June 30, 2017 and December 31, 2016.
Table 6: Investment Securities

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,218	$5,215	$5,103	$5,065
RMBS:
Agency(1)	26,693	26,511	26,830	26,527
Non-agency	2,163	2,617	2,349	2,722
Total RMBS	28,856	29,128	29,179	29,249
CMBS:
Agency(1)	3,136	3,124	3,335	3,304
Non-agency	1,777	1,802	1,676	1,684
Total CMBS	4,913	4,926	5,011	4,988
Other ABS(2)	626	627	714	714
Other securities(3)	1,220	1,224	726	721
Total investment securities available for sale	$40,833	$41,120	$40,733	$40,737

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$199	$199	$199
Agency RMBS	23,910	24,537	22,125	22,573
Agency CMBS	3,611	3,687	3,388	3,424
Total investment securities held to maturity	$27,720	$28,423	$25,712	$26,196
__________

(1)
Includes securities guaranteed by Government National Mortgage Association (“Ginnie Mae”) and securities issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(2)
ABS collateralized by credit card loans constituted approximately 49% and 57% of the other ABS portfolio as of June 30, 2017 and December 31, 2016, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 23% of the other ABS portfolio as of both June 30, 2017 and December 31, 2016.

(3)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. As of June 30, 2017 and December 31, 2016, approximately 96% and 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, respectively, while approximately 4% was below investment grade as of both June 30, 2017 and December 31, 2016. We categorize the credit ratings of our investment securities based on the lower of credit ratings as issued by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
Table 7 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of June 30, 2017 and December 31, 2016.
Table 7: Non-Agency Investment Securities Credit Ratings

	June 30, 2017				December 31, 2016
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,617	—	3%	97%	$2,722	—	3%	97%
Non-agency CMBS	1,802	100%	—	—	1,684	100%	—	—
Other ABS	627	99	1	—	714	99	1	—
Other securities	1,224	79	13	8	721	62	25	13
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unsecuritized loans and loans held in our consolidated trusts. Table 8 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of June 30, 2017 and December 31, 2016.
Table 8: Loans Held for Investment

	June 30, 2017			December 31, 2016
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$101,590	$5,210	$96,380	$105,552	$4,606	$100,946
Consumer Banking	74,973	1,199	73,774	73,054	1,102	71,952
Commercial Banking	67,672	758	66,914	66,916	793	66,123
Other	67	3	64	64	2	62
Total	$244,302	$7,170	$237,132	$245,586	$6,503	$239,083
Loans held for investment decreased by $1.3 billion to $244.3 billion as of June 30, 2017 from December 31, 2016 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our auto, domestic credit card and commercial loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Deposits
Our deposits represent our largest source of funding for our operations and provide a consistent source of low-cost funds. Total deposits were substantially flat at $239.8 billion as of June 30, 2017. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield in “MD&A—Liquidity Risk Profile.”

15	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations decreased to $18.4 billion as of June 30, 2017 from $18.8 billion as of December 31, 2016, as debt maturities exceeded issuances during the first six months of 2017. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and Federal Home Loan Banks (“FHLB”) advances, totaled $31.6 billion as of June 30, 2017, of which $30.6 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $41.6 billion as of December 31, 2016, of which $40.6 billion represented long-term debt and the remainder represented short-term borrowings.
The decrease in other debt of $10.0 billion in the first six months of 2017 was primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities decreased to $521 million as of June 30, 2017 compared to $630 million as of December 31, 2016 primarily due to favorable legal developments.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2017 is approximately $1.3 billion, a decrease from our estimate of $1.5 billion as of December 31, 2016.
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

16	Capital One Financial Corporation (COF)

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the Other category.
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
Below we summarize our business segment results for the second quarter and first six months of 2017 and 2016 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2017 compared to December 31, 2016. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above in “MD&A—Executive Summary and Business Outlook.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the second quarter and first six months of 2017 and 2016. We provide information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2016 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 13—Business Segments” of this Report.
Table 9: Business Segment Results

	Three Months Ended June 30,
	2017				2016
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,169	63%	$553	53%	$3,904	62%	$484	51%
Consumer Banking	1,761	26	276	26	1,614	26	257	27
Commercial Banking(3)	752	11	146	14	688	11	138	15
Other(4)	22	—	72	7	48	1	64	7
Total	$6,704	100%	$1,047	100%	$6,254	100%	$943	100%

17	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2017				2016
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$8,253	63%	$824	45%	$7,784	62%	$1,093	56%
Consumer Banking	3,473	26	524	28	3,225	26	506	26
Commercial Banking(3)	1,476	11	359	20	1,343	11	205	10
Other(4)	37	—	135	7	122	1	157	8
Total	$13,239	100%	$1,842	100%	$12,474	100%	$1,961	100%
__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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
Our Credit Card business generated net income from continuing operations of $553 million and $824 million in the second quarter and first six months of 2017, respectively, and $484 million and $1.1 billion in the second quarter and first six months of 2016, respectively.

18	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$3,294	$3,045	8%		$6,640	$6,078	9%
Non-interest income	875	859	2		1,613	1,706	(5)
Total net revenue(1)	4,169	3,904	7		8,253	7,784	6
Provision for credit losses	1,397	1,261	11		3,114	2,332	34
Non-interest expense	1,918	1,883	2		3,847	3,746	3
Income from continuing operations before income taxes	854	760	12		1,292	1,706	(24)
Income tax provision	301	276	9		468	613	(24)
Income from continuing operations, net of tax	$553	$484	14		$824	$1,093	(25)
Selected performance metrics:
Average loans held for investment(2)	$100,043	$94,382	6		$100,603	$93,684	7
Average yield on loans held for investment(3)	15.14%	14.49%	65	bps	15.06%	14.55%	51	bps
Total net revenue margin(4)	16.67	16.55	12		16.41	16.62	(21)
Net charge-offs	$1,256	$949	32%		$2,527	$1,899	33%
Net charge-off rate	5.02%	4.02%	100	bps	5.02%	4.05%	97	bps
Purchased credit card relationship (“PCCR”) intangible amortization	$44	$67	(34)%		$88	$137	(36)%
Purchase volume(5)	83,079	78,019	6		156,276	146,208	7

(Dollars in millions, except as noted)	June 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$101,590	$105,552	(4)%
30+ day performing delinquency rate	3.60%	3.91%	(31	)bps
30+ day delinquency rate	3.62	3.94	(32)
Nonperforming loan rate(6)	0.03	0.04	(1)
Allowance for loan and lease losses	$5,210	$4,606	13%
Allowance coverage ratio(7)	5.13%	4.36%	77	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $313 million and $634 million in the second quarter and first six months of 2017, respectively, and by $244 million and $472 million in the second quarter and first six months of 2016, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $401 million and $402 million as of June 30, 2017 and December 31, 2016, respectively.

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

(6)
Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.

(7)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

19	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, and changes in financial condition and credit performance between June 30, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $249 million to $3.3 billion in the second quarter of 2017 and increased by $562 million to $6.6 billion in the first six months of 2017 primarily driven by loan growth and higher yields as a result of higher interest rates in our Domestic Card business.

•	Non-Interest Income: Non-interest income increased by $16 million to $875 million in the second quarter of 2017 primarily driven by:

◦	an increase in gross interchange fees driven by higher purchase volume; and

◦	the absence of a U.K. PPI Reserve build in the second quarter of 2017.
These increases were partially offset by:

◦	higher rewards expense due to higher purchase volume and the continued expansion of our rewards franchise, net of the impact of updated rewards cost estimates; and

◦	the absence of a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe.
Non-interest income decreased by $93 million to $1.6 billion in the first six months of 2017 primarily driven by:

◦	higher rewards expense due to higher purchase volume and the continued expansion of our rewards franchise, net of the impact of updated rewards cost estimates;

◦	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016; and

◦	the absence of a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe.
These decreases were partially offset by an increase in gross interchange fees driven by higher purchase volume.

•
Provision for Credit Losses: The provision for credit losses increased by $136 million to $1.4 billion in the second quarter of 2017 primarily driven by higher charge-offs due to growth and portfolio seasoning, partially offset by a smaller allowance build in our domestic credit card loan portfolio.

The provision for credit losses increased by $782 million to $3.1 billion in the first six months of 2017 primarily driven by:

◦	higher charge-offs due to growth and portfolio seasoning; and

◦	a larger allowance build in our domestic credit card loan portfolio due to increasing loss expectations on recent vintages and portfolio seasoning.

•
Non-Interest Expense: Non-interest expense increased by $35 million to $1.9 billion in the second quarter of 2017 primarily driven by higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure. This increase was partially offset by:

◦	continued improvement in efficiency and scale;

◦	lower amortization of intangibles; and

◦	lower other non-interest expense primarily driven by the absence of a U.K. PPI Reserve build in the second quarter of 2017.
Non-interest expense increased by $101 million to $3.8 billion in the first six months of 2017 primarily driven by higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure. This increase was partially offset by:

20	Capital One Financial Corporation (COF)

◦	continued improvement in efficiency and scale;

◦	lower amortization of intangibles; and

◦	lower marketing expenses.

•
Loans Held for Investment: Period-end loans held for investment decreased by $4.0 billion to $101.6 billion as of June 30, 2017 from December 31, 2016 primarily due to expected seasonal paydowns, partially offset by continued loan growth in our Domestic Card business. Average loans held for investment increased by $5.7 billion to $100.0 billion in the second quarter of 2017 compared to the second quarter of 2016 and increased by $6.9 billion to $100.6 billion in the first six months of 2017 compared to the first six months of 2016 primarily due to growth in our domestic credit card loan portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 100 basis points to 5.02% in the second quarter of 2017 compared to the second quarter of 2016 and increased by 97 basis points to 5.02% in the first six months of 2017 compared to the first six months of 2016 primarily driven by growth and seasoning of recent domestic credit card loan originations, partially offset by loan balance growth in our domestic credit card loan portfolio. The 30+ day delinquency rate decreased by 32 basis points to 3.62% as of June 30, 2017 from December 31, 2016 primarily due to seasonally lower delinquency inventories, partially offset by seasonally lower loan balances in our domestic credit card loan portfolio.

Domestic Card Business
Domestic Card generated net income from continuing operations of $482 million and $760 million in the second quarter and first six months of 2017, respectively, compared to net income from continuing operations of $463 million and $1.0 billion in the second quarter and first six months of 2016, respectively. In the second quarter and first six months of 2017 and 2016, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.

21	Capital One Financial Corporation (COF)

Table 10.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$3,011	$2,769	9%		$6,104	$5,525	10%
Non-interest income	802	792	1		1,501	1,566	(4)
Total net revenue(1)	3,813	3,561	7		7,605	7,091	7
Provision for credit losses	1,327	1,164	14		2,964	2,136	39
Non-interest expense	1,727	1,669	3		3,444	3,340	3
Income from continuing operations before income taxes	759	728	4		1,197	1,615	(26)
Income tax provision	277	265	5		437	588	(26)
Income from continuing operations, net of tax	$482	$463	4		$760	$1,027	(26)
Selected performance metrics:
Average loans held for investment(2)	$91,769	$85,981	7		$92,398	$85,564	8
Average yield on loans held for investment(3)	15.07%	14.40%	67	bps	15.04%	14.41%	63	bps
Total net revenue margin(4)	16.62	16.57	5		16.46	16.58	(12)
Net charge-offs	$1,172	$874	34%		$2,368	$1,761	34%
Net charge-off rate	5.11%	4.07%	104	bps	5.12%	4.12%	100	bps
PCCR intangible amortization	$44	$67	(34)%		$88	$137	(36)%
Purchase volume(5)	75,781	71,050	7		142,731	133,667	7

(Dollars in millions, except as noted)	June 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$92,866	$97,120	(4)%
30+ day delinquency rate	3.63%	3.95%	(32	)bps
Allowance for loan and lease losses	$4,825	$4,229	14%
Allowance coverage ratio(6)	5.20%	4.35%	85	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the second quarter of 2017 compared to the second quarter of 2016 primarily driven by higher net interest income resulting from loan growth and higher yields as a result of higher interest rates. This increase was partially offset by:

•	higher provision for credit losses; and

•	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure.
Net income for our Domestic Card business decreased in the first six months of 2017 compared to the first six months of 2016 primarily driven by:

22	Capital One Financial Corporation (COF)

•	higher provision for credit losses;

•	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure; and

•	lower non-interest income.
These drivers were partially offset by:

•	higher net interest income resulting from loan growth and higher yields as a result of higher interest rate; and

•	lower marketing expenses.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $276 million and $524 million in the second quarter and first six months of 2017, respectively, and $257 million and $506 million in the second quarter and first six months of 2016, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

23	Capital One Financial Corporation (COF)

Table 11: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$1,578	$1,439	10%		$3,095	$2,859	8%
Non-interest income	183	175	5		378	366	3
Total net revenue	1,761	1,614	9		3,473	3,225	8
Provision for credit losses	268	204	31		547	434	26
Non-interest expense	1,059	1,006	5		2,101	1,996	5
Income from continuing operations before income taxes	434	404	7		825	795	4
Income tax provision	158	147	7		301	289	4
Income from continuing operations, net of tax	$276	$257	7		$524	$506	4
Selected performance metrics:
Average loans held for investment:(1)
Auto	$50,803	$43,605	17		$49,743	$42,784	16
Home loan	20,203	23,835	(15)		20,674	24,308	(15)
Retail banking	3,463	3,548	(2)		3,486	3,550	(2)
Total consumer banking	$74,469	$70,988	5		$73,903	$70,642	5
Average yield on loans held for investment(2)	6.56%	6.28%	28	bps	6.52%	6.23%	29	bps
Average deposits	$186,989	$176,808	6%		$185,471	$175,531	6%
Average deposits interest rate	0.59%	0.55%	4	bps	0.58%	0.54%	4	bps
Net charge-offs	$232	$146	59%		$450	$329	37%
Net charge-off rate	1.25%	0.83%	42	bps	1.22%	0.93%	29	bps
Net charge-off rate (excluding PCI loans)(3)	1.50	1.09	41		1.48	1.24	24
Auto loan originations	$7,453	$6,529	14%		$14,478	$12,373	17%

(Dollars in millions, except as noted)	June 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$51,765	$47,916	8%
Home loan	19,724	21,584	(9)
Retail banking	3,484	3,554	(2)
Total consumer banking	$74,973	$73,054	3
30+ day performing delinquency rate	3.79%	4.10%	(31	)bps
30+ day performing delinquency rate (excluding PCI loans)(3)	4.54	5.12	(58)
30+ day delinquency rate	4.33	4.67	(34)
30+ day delinquency rate (excluding PCI loans)(3)	5.18	5.82	(64)
Nonperforming loan rate	0.75	0.72	3
Nonperforming loan rate (excluding PCI loans)(3)	0.90	0.90	—
Nonperforming asset rate(4)	0.96	1.09	(13)
Nonperforming asset rate (excluding PCI loans)(3)(4)	1.15	1.36	(21)
Allowance for loan and lease losses	$1,199	$1,102	9%
Allowance coverage ratio(5)(6)	1.60%	1.51%	9	bps
Deposits	$186,607	$181,917	3%
Loans serviced for others(7)	8,557	8,258	4
__________

(1)
Average consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) of $12.8 billion and $16.9 billion in the second quarter of 2017 and 2016, respectively, and $13.3 billion and $17.5 billion in the first six months of 2017 and 2016, respectively. Period-end consumer banking loans held for investment includes PCI loans with carrying values of $12.4 billion and $14.5 billion as of June 30, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

24	Capital One Financial Corporation (COF)

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

(6)
Excluding the impact of the PCI home loan amounts in footnote 1 above, the allowance coverage ratios for our home loan portfolio and total consumer banking were 0.40% and 1.87%, respectively, as of June 30, 2017, compared to 0.51% and 1.83%, respectively, as of December 31, 2016.

(7)	Loans serviced for others represents loans serviced for third parties related to our consumer home loan lending business.
Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, and changes in financial condition and credit performance between June 30, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $139 million to $1.6 billion in the second quarter of 2017 and increased by $236 million to $3.1 billion in the first six months of 2017 primarily driven by growth in our auto loan portfolio and higher deposit volumes in our retail banking business.

◦
Consumer Banking loan yield increased by 28 basis points to 6.6% and increased by 29 basis points to 6.5% in the second quarter and first six months of 2017, respectively. The increases were primarily driven by changes in the product mix in Consumer Banking as a result of run-off of our acquired home loan portfolio and growth in our auto loan portfolio, partially offset by margin compression in our auto loan portfolio.

◦
Average yield on auto loans decreased by 16 basis points to 7.5% in both the second quarter and first six months of 2017, primarily attributable to margin compression and changes in the product mix in our auto loan portfolio.

◦
Average yield on our home loan portfolio increased by 46 basis points to 4.3% and increased by 49 basis points to 4.3% in the second quarter and first six months of 2017, respectively, primarily as a result of higher yield on our acquired home loan portfolio.

•	Non-Interest Income: Non-interest income was substantially flat at $183 million in the second quarter of 2017 and $378 million in the first six months of 2017.

•
Provision for Credit Losses: The provision for credit losses increased by $64 million to $268 million in the second quarter of 2017 and increased by $113 million to $547 million in the first six months of 2017 primarily driven by higher charge-offs in our auto loan portfolio due to recent growth and declines in used car auction prices.

•
Non-Interest Expense: Non-interest expense increased by $53 million to $1.1 billion in the second quarter of 2017 and increased by $105 million to $2.1 billion in the first six months of 2017 primarily due to higher operating expenses driven by growth in our auto loan portfolio and continued investment in technology.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.9 billion to $75.0 billion as of June 30, 2017 from December 31, 2016, and average loans held for investment increased by $3.5 billion to $74.5 billion in the second quarter of 2017 compared to the second quarter of 2016 and increased by $3.3 billion to $73.9 billion in the first six months of 2017 compared to the first six months of 2016. These increases were due to growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

•	Deposits: Period-end deposits increased by $4.7 billion to $186.6 billion as of June 30, 2017 from December 31, 2016.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 42 basis points to 1.25% in the second quarter of 2017 compared to the second quarter of 2016, and increased by 29 basis points to 1.22% in the first six months of 2017 compared to the first six months of 2016. The increases were driven by:

◦	higher losses in our auto loan portfolio due to recent growth and declines in used car auction prices, as well as changes in our charge-off practices for certain loans; and

25	Capital One Financial Corporation (COF)

◦	a greater portion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio.
The 30+ day delinquency rate decreased by 34 basis points to 4.33% as of June 30, 2017 from December 31, 2016 primarily attributable to seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $146 million and $359 million in the second quarter and first six months of 2017, respectively, and $138 million and $205 million in the second quarter and first six months of 2016, respectively.
Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

26	Capital One Financial Corporation (COF)

Table 12: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$569	$559	2%		$1,135	$1,096	4%
Non-interest income	183	129	42		341	247	38
Total net revenue(1)	752	688	9		1,476	1,343	10
Provision (benefit) for credit losses(2)	140	128	9		138	356	(61)
Non-interest expense	381	343	11		772	665	16
Income from continuing operations before income taxes	231	217	6		566	322	76
Income tax provision	85	79	8		207	117	77
Income from continuing operations, net of tax	$146	$138	6		$359	$205	75
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$27,401	$25,661	7		$26,997	$25,338	7
Commercial and industrial	39,815	38,713	3		39,845	38,237	4
Total commercial lending	67,216	64,374	4		66,842	63,575	5
Small-ticket commercial real estate	453	564	(20)		463	581	(20)
Total commercial banking	$67,669	$64,938	4		$67,305	$64,156	5
Average yield on loans held for investment(1)(4)	3.81%	3.45%	36	bps	3.73%	3.42%	31	bps
Average deposits	$34,263	$33,764	1%		$34,241	$33,920	1%
Average deposits interest rate	0.36%	0.27%	9	bps	0.34%	0.27%	7	bps
Net charge-offs	$136	$60	127%		$159	$106	50%
Net charge-off rate	0.80%	0.37%	43	bps	0.47%	0.33%	14	bps

(Dollars in millions, except as noted)	June 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$27,428	$26,609	3%
Commercial and industrial	39,801	39,824	—
Total commercial lending	67,229	66,433	1
Small-ticket commercial real estate	443	483	(8)
Total commercial banking	$67,672	$66,916	1
Nonperforming loan rate	1.01%	1.53%	(52	)bps
Nonperforming asset rate(5)	1.04	1.54	(50)
Allowance for loan and lease losses(2)	$758	$793	(4)%
Allowance coverage ratio(6)	1.12%	1.19%	(7	)bps
Deposits	$33,153	$33,866	(2)%
Loans serviced for others(7)	24,484	22,321	10
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

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $132 million and $129 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
Average commercial banking loans held for investment includes PCI loans of $548 million and $842 million in the second quarter of 2017 and 2016, respectively, and $577 million and $884 million in the first six months of 2017 and 2016, respectively. Period-end commercial banking loans held for investment includes PCI loans with carrying values of $524 million and $613 million as of June 30, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

27	Capital One Financial Corporation (COF)

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

(6)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment.

(7)	Loans serviced for others represents loans serviced for third parties related to our multifamily finance business.
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, and changes in financial condition and credit performance between June 30, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $10 million to $569 million in the second quarter of 2017 and increased by $39 million to $1.1 billion in the first six months of 2017 primarily driven by higher deposit margins as a result of higher interest rates and loan growth.

•
Non-Interest Income: Non-interest income increased by $54 million to $183 million in the second quarter of 2017 and increased by $94 million to $341 million in the first six months of 2017 primarily driven by increased activity across a broad range of products and services provided to our commercial customers.

•
Provision for Credit Losses: The provision for credit losses increased by $12 million to $140 million in the second quarter of 2017 primarily driven by higher charge-offs as a result of continued adverse industry conditions impacting certain segments of our oil and gas lending portfolio and our taxi medallion lending portfolio, largely offset by a smaller allowance build in the second quarter of 2017.

The provision for credit losses decreased by $218 million to $138 million in the first six months of 2017 primarily due to an allowance release in the first six months of 2017 compared to a build in the first six months of 2016, primarily driven by charge-offs in our taxi medallion lending portfolio and certain segments of our oil and gas lending portfolio, which continue to be adversely impacted even as overall industry conditions are generally stabilizing.

•
Non-Interest Expense: Non-interest expense increased by $38 million to $381 million in the second quarter of 2017 and increased by $107 million to $772 million in the first six months of 2017 primarily driven by higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure.

•
Loans Held for Investment: Period-end loans held for investment increased by $756 million to $67.7 billion as of June 30, 2017 from December 31, 2016, and average loans held for investment increased by $2.7 billion to $67.7 billion in the second quarter of 2017 compared to the second quarter of 2016 and increased by $3.1 billion to $67.3 billion in the first six months of 2017 compared to the first six months of 2016. These increases were driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits decreased by $713 million to $33.2 billion as of June 30, 2017 from December 31, 2016.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 43 basis points to 0.80% in the second quarter of 2017 compared to the second quarter of 2016 and increased by 14 basis points to 0.47% in the first six months of 2017 compared to the first six months of 2016 driven by higher charge-offs in our oil and gas and taxi medallion lending portfolios. The nonperforming loan rate decreased by 52 basis points to 1.01% as of June 30, 2017 from December 31, 2016, primarily due to improved credit risk ratings and charge-offs in our oil and gas portfolio.

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

28	Capital One Financial Corporation (COF)

•	a portion of the net benefit (provision) for representation and warranty losses related to continuing operations; and

•	offsets related to certain line-item reclassifications.
Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Selected income statement data:
Net interest income	$32	$50	(36)%	$77	$116	(34)%
Non-interest income	(10)	(2)	**	(40)	6	**
Total net revenue(1)	22	48	(54)	37	122	(70)
Provision (benefit) for credit losses	(5)	(1)	**	(7)	(3)	133
Non-interest expense	56	63	(11)	128	111	15
Income from continuing operations before income taxes	(29)	(14)	107	(84)	14	**
Income tax provision (benefit)	(101)	(78)	29	(219)	(143)	53
Income from continuing operations, net of tax	$72	$64	13	$135	$157	(14)
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
Net income from continuing operations recorded in the Other category was $72 million and $135 million in the second quarter and first six months of 2017, respectively, compared to $64 million and $157 million in the second quarter and first six months of 2016, respectively.
The increase in the second quarter of 2017 was primarily driven by an increased income tax benefit as a result of increased tax- exempt income, tax credits and discrete tax benefits. This increase was partially offset by lower net interest income due to higher offsets from tax credits in our Commercial Banking business.
The decrease in net income in the first six months of 2017 was primarily driven by:

•
lower non-interest income primarily due to the absence of rate-driven hedge ineffectiveness gains in the first six months of 2016, as well as offsets from tax credits in our Commercial Banking business;

•
lower net interest income primarily driven by higher interest expense due to higher interest rates and growth in our interest-bearing liabilities, as well as offsets from tax credits in our Commercial Banking business; and

•	higher non-interest expense primarily due to continued investments in technology and infrastructure.
These decreases were partially offset by:

•	an increased income tax benefit as a result of lower income before taxes, increased tax-exempt income and tax credits.

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

29	Capital One Financial Corporation (COF)

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

30	Capital One Financial Corporation (COF)

The Basel Committee has proposed, but has not finalized, changes to the Basel III capital framework. There is uncertainty around any final changes that the Basel Committee might adopt, which of those changes thereafter may be adopted in the United States, and how those changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches.
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. See “MD&A—Market Risk Profile” below for additional information. We began reporting risk-based capital ratios including market risk-weighted assets for the Company and CONA pursuant to the Market Risk Rule for positions covered by such rule in the third quarter of 2016. This change did not have a material impact on the risk-based capital ratios of these two entities. As of June 30, 2017, COBNA is not subject to the Market Risk Rule.
For additional information about the capital adequacy guidelines we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K.
Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of June 30, 2017 and December 31, 2016.
Table 14: Capital Ratios under Basel III(1)(2)

	June 30, 2017			December 31, 2016
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	10.7%	4.5%	N/A	10.1%	4.5%	N/A
Tier 1 capital(4)	12.2	6.0	6.0%	11.6	6.0	6.0%
Total capital(5)	14.9	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(6)	10.3	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(7)	8.9	N/A	N/A	8.6	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	13.2%	4.5%	6.5%	12.0%	4.5%	6.5%
Tier 1 capital(4)	13.2	6.0	8.0	12.0	6.0	8.0
Total capital(5)	16.0	8.0	10.0	14.8	8.0	10.0
Tier 1 leverage(6)	11.5	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(7)	9.5	N/A	N/A	8.9	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	12.1%	4.5%	6.5%	10.6%	4.5%	6.5%
Tier 1 capital(4)	12.1	6.0	8.0	10.6	6.0	8.0
Total capital(5)	13.3	8.0	10.0	11.8	8.0	10.0
Tier 1 leverage(6)	8.9	4.0	5.0	7.7	4.0	5.0
Supplementary leverage(7)	7.9	N/A	N/A	6.9	N/A	N/A
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

(2)
Ratios as of June 30, 2017 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2017 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(7)	Supplementary leverage ratio (“SLR”) is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

31	Capital One Financial Corporation (COF)

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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both June 30, 2017 and December 31, 2016.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer of 2.5% above the regulatory minimum ratios composed of common equity Tier 1 capital. The capital conservation buffer is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased in on January 1, 2019. The capital conservation buffer is 1.25% in 2017.
For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of June 30, 2017, the countercyclical capital buffer is zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2017, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 5.75%, 7.25% and 9.25%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of June 30, 2017, the Company and each of the Banks are all above the applicable combined thresholds.
Additionally, banks designated as global systemically important banks (“G-SIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Basel III Capital Rule. We are currently not designated as a G-SIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of June 30, 2017, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks such as ourselves that have not yet exited parallel run. Our estimated common equity Tier 1 capital, risk-weighted assets and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures that we believe provide useful information in evaluating compliance with regulatory capital requirements that are not effective yet. They are calculated based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.
Table 15: Regulatory Capital Reconciliations between Basel III Transition to Fully Phased-in(1)

(Dollars in millions)	June 30, 2017
Common equity Tier 1 capital under Basel III Standardized Approach	$30,226
Adjustments related to AOCI(2)	(90)
Adjustments related to intangibles(2)	(105)
Other adjustments(2)	(1)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$30,030
Risk-weighted assets under Basel III Standardized Approach(3)	$283,231
Adjustments for fully phased-in Basel III Standardized Approach(4)	1,343
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$284,574
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(5)	10.6%
__________

(1)	Estimated common equity Tier 1 capital, risk-weighted assets, and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures.

32	Capital One Financial Corporation (COF)

(2)	Assumes adjustments are fully phased-in.

(3)	Includes credit and market risk-weighted assets.

(4)
Adjustments include higher risk weights for items that are included in capital based on the threshold deduction approach, such as mortgage servicing assets and deferred tax assets. The adjustments also include removal of risk weights for items that are deducted from common equity Tier 1 capital.

(5)
Estimated common equity Tier 1 capital ratio is calculated by dividing estimated common equity Tier 1 capital by estimated risk-weighted assets, which are both calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks that have not yet exited parallel run.

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
Capital Planning and Regulatory Stress Testing
On June 28, 2017, the Federal Reserve completed its 2017 Comprehensive Capital Analysis and Review (“CCAR”) and did not object to our proposed capital plan. As a condition to not objecting to the capital plan, the Federal Reserve has required us to submit a revised capital plan by December 28, 2017 to address certain weaknesses it identified in our capital planning process. If the Federal Reserve objects to the resubmitted capital plan, it may restrict subsequent capital distributions. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K. During the intervening period we are allowed to proceed with the actions in our capital plan. The Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the second quarter of 2018, in addition to share repurchases related to employee compensation. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share.
Dividend Policy and Stock Purchases
On July 27, 2017, the Board of Directors of the Company declared a quarterly common stock dividend of $0.40 per share. The dividend is payable on August 17, 2017 to stockholders of record at the close of the business on August 7, 2017. The Board of Directors also approved quarterly dividends on the Company’s 6.00% fixed-rate non-cumulative Series B perpetual preferred stock, the Company’s 6.25% fixed-rate non-cumulative Series C perpetual preferred stock, the Company’s 6.70% fixed-rate non-cumulative Series D perpetual preferred stock, the Company’s 6.20% fixed-rate non-cumulative Series F perpetual preferred stock, the Company’s 5.20% fixed-rate non-cumulative Series G perpetual preferred stock and the Company’s 6.00% fixed-rate non-cumulative Series H perpetual preferred stock. These dividends are payable on September 1, 2017 to stockholders of record at the close of business on August 17, 2017. Based on these declarations, the Company will pay approximately $195 million in common equity dividends and approximately $52 million in total preferred dividends in the third quarter of 2017. Under the terms of the Company’s outstanding preferred stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.40 per share in the second quarter of 2017. The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2017.

33	Capital One Financial Corporation (COF)

Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2017
					Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.33
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of June 30, 2017, funds available for dividend payments from COBNA and CONA were $3.9 billion and $1.5 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2016 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $2.5 billion of shares of common stock beginning in the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the second quarter of 2017, we repurchased approximately $2.2 billion of shares of common stock as part of the 2016 Stock Repurchase Program.
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

34	Capital One Financial Corporation (COF)

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
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of June 30, 2017 and December 31, 2016. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $777 million and $1.0 billion as of June 30, 2017 and December 31, 2016, respectively.

35	Capital One Financial Corporation (COF)

Table 17: Loans Held for Investment Portfolio Composition

	June 30, 2017		December 31, 2016
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$92,866	38.0%	$97,120	39.6%
International card businesses	8,724	3.6	8,432	3.4
Total credit card	101,590	41.6	105,552	43.0
Consumer Banking:
Auto	51,765	21.2	47,916	19.5
Home loan	19,724	8.1	21,584	8.8
Retail banking	3,484	1.4	3,554	1.4
Total consumer banking	74,973	30.7	73,054	29.7
Commercial Banking:
Commercial and multifamily real estate	27,428	11.2	26,609	10.9
Commercial and industrial	39,801	16.3	39,824	16.2
Total commercial lending	67,229	27.5	66,433	27.1
Small-ticket commercial real estate	443	0.2	483	0.2
Total commercial banking	67,672	27.7	66,916	27.3
Other loans	67	—	64	—
Total loans held for investment	$244,302	100.0%	$245,586	100.0%
Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2017 and December 31, 2016.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	June 30, 2017	December 31, 2016
Real estate	41%	40%
Healthcare	14	14
Finance and insurance	12	13
Business services	5	5
Educational services	4	4
Public administration	4	4
Oil and gas(2)	4	4
Retail trade	4	4
Construction and land	3	3
Transportation(3)	2	2
Other	7	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $3.1 billion and $2.9 billion to oil and gas companies as of June 30, 2017 and December 31, 2016, respectively. For information on our total unfunded lending commitments see “Note 14—Commitments, Contingencies, Guarantees and Others.”

(3)	Includes our taxi medallion lending portfolio among other portfolios.

36	Capital One Financial Corporation (COF)

Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $12.9 billion as of June 30, 2017 compared to $15.1 billion as of December 31, 2016. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference, or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on PCI loans that are accounted for based on expected cash flows.
Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 63% and 67% of our total home loan portfolio as of June 30, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “ING Direct acquisition” and “CCB.” The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming, as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents the break out of our total home loan portfolio by lien priority for PCI loans and remaining loans.
Table 19: Home Loans—Risk Profile by Lien Priority

	June 30, 2017
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,411	32.5%	$12,102	61.4%	$18,513	93.9%
2nd lien	965	4.9	246	1.2	1,211	6.1
Total	$7,376	37.4%	$12,348	62.6%	$19,724	100.0%

	December 31, 2016
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K and in this Report for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

37	Capital One Financial Corporation (COF)

Table 20 provides a sensitivity analysis of PCI loans in our home loan portfolio as of June 30, 2017. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact the results that are presented below.
Table 20: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	June 30, 2017	Estimated Impact Increase (Decrease)
Expected cash flows	$14,862	$(53)
Accretable yield	2,544	53
Allowance for loan and lease losses	30	106
__________

(1)
Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in our consolidated statements of income.

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
The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of June 30, 2017, December 31, 2016 and June 30, 2016.
Table 21: Credit Score Distribution

(Percentage of portfolio)	June 30, 2017	December 31, 2016	June 30, 2016
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	64%	64%	65%
660 or below	36	36	35
Total	100%	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	52%	51%
621 - 660	18	17	17
620 or below	31	31	32
Total	100%	100%	100%
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

38	Capital One Financial Corporation (COF)

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio.
See “Note 4—Loans” in this Report for additional credit quality information. Also, see “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K and in this Report for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of June 30, 2017 and December 31, 2016.
Table 22: 30+ Day Delinquencies

	June 30, 2017				December 31, 2016
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,373	3.63%	$3,373	3.63%	$3,839	3.95%	$3,839	3.95%
International card businesses	286	3.28	309	3.54	283	3.36	317	3.76
Total credit card	3,659	3.60	3,682	3.62	4,122	3.91	4,156	3.94
Consumer Banking:
Auto	2,795	5.40	3,032	5.86	2,931	6.12	3,154	6.58
Home loan(2)	29	0.14	173	0.87	43	0.20	205	0.95
Retail banking	19	0.54	40	1.16	25	0.70	49	1.39
Total consumer banking(2)	2,843	3.79	3,245	4.33	2,999	4.10	3,408	4.67
Commercial Banking:
Commercial and multifamily real estate	36	0.13	68	0.25	20	0.07	45	0.17
Commercial and industrial	39	0.10	303	0.76	36	0.09	408	1.02
Total commercial lending	75	0.11	371	0.55	56	0.08	453	0.68
Small-ticket commercial real estate	1	0.17	9	2.04	6	1.31	10	2.14
Total commercial banking	76	0.11	380	0.56	62	0.09	463	0.69
Other loans	2	3.58	8	12.95	2	3.66	8	12.90
Total	$6,580	2.69	$7,315	2.99	$7,185	2.93	$8,035	3.27
__________

(1)
The 30+ day performing and 30+ day delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.38% and 4.54%, respectively, as of June 30, 2017, and 0.59% and 5.12%, respectively, as of December 31, 2016. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 2.34% and 5.18%, respectively, as of June 30, 2017, and 2.86% and 5.82%, respectively, as of December 31, 2016.

39	Capital One Financial Corporation (COF)

Table 23 presents an aging and geography of 30+ day delinquent loans as of June 30, 2017 and December 31, 2016.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Delinquency status:
30 – 59 days	$3,355	1.37%	$3,466	1.41%
60 – 89 days	1,659	0.68	1,920	0.78
> 90 days	2,301	0.94	2,649	1.08
Total	$7,315	2.99%	$8,035	3.27%
Geographic region:
Domestic	$7,006	2.86%	$7,718	3.14%
International	309	0.13	317	0.13
Total	$7,315	2.99%	$8,035	3.27%
Total loans held for investment	$244,302	100.00%	$245,586	100.00%
__________

(1)
Delinquency rates are calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total period-end loans held for investment, including PCI loans.

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of June 30, 2017 and December 31, 2016. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,650	1.62%	$1,936	1.83%
Consumer banking	—	—	—	—
Commercial banking	—	—	—	—
Total	$1,650	0.68	$1,936	0.79
Geographic region:
Domestic	$1,542	0.65	$1,840	0.78
International	108	1.23	96	1.14
Total	$1,650	0.68	$1,936	0.79
__________

(1)	Delinquency rates are calculated by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment, including PCI loans, for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed properties and repossessed assets, and the net realizable value of certain partially charged off auto loans. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

40	Capital One Financial Corporation (COF)

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2017 and December 31, 2016. Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International card businesses	$32	0.37%	$42	0.50%
Total credit card	32	0.03	42	0.04
Consumer Banking:
Auto	273	0.53	223	0.47
Home loan(2)	259	1.31	273	1.26
Retail banking	33	0.96	31	0.86
Total consumer banking(2)	565	0.75	527	0.72
Commercial Banking:
Commercial and multifamily real estate	34	0.13	30	0.11
Commercial and industrial	643	1.62	988	2.48
Total commercial lending	677	1.01	1,018	1.53
Small-ticket commercial real estate	9	1.89	4	0.85
Total commercial banking	686	1.01	1,022	1.53
Other loans	9	14.17	8	13.10
Total nonperforming loans held for investment(3)	$1,292	0.53	$1,599	0.65
Other nonperforming assets:(4)
Foreclosed property	$69	0.03	$75	0.03
Other assets(5)	113	0.04	205	0.08
Total other nonperforming assets	182	0.07	280	0.11
Total nonperforming assets	$1,474	0.60	$1,879	0.76
__________

(1)
We recognized interest income for loans classified as nonperforming of $15 million and $14 million in the first six months of 2017 and 2016, respectively. Interest income foregone related to nonperforming loans was $34 million and $36 million in the first six months of 2017 and 2016, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.50% and 0.90%, respectively, as of June 30, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.85% and 1.08% as of June 30, 2017 and December 31, 2016, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes the net realizable value of certain partially charged off auto loans and repossessed assets obtained in satisfaction of auto loans.

41	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for loan and lease losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K and in this Report for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2017 and 2016.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,172	5.11%	$874	4.07%	$2,368	5.12%	$1,761	4.12%
International card businesses	84	4.08	75	3.54	159	3.88	138	3.39
Total credit card	1,256	5.02	949	4.02	2,527	5.02	1,899	4.05
Consumer Banking:(2)
Auto	215	1.70	130	1.20	414	1.67	298	1.39
Home loan(3)	2	0.04	5	0.09	4	0.03	8	0.07
Retail banking	15	1.71	11	1.26	32	1.81	23	1.31
Total consumer banking(3)	232	1.25	146	0.83	450	1.22	329	0.93
Commercial Banking:
Commercial and multifamily real estate	2	0.03	(1)	(0.02)	2	0.02	(2)	(0.02)
Commercial and industrial	134	1.34	60	0.62	156	0.78	107	0.56
Total commercial lending	136	0.81	59	0.37	158	0.47	105	0.33
Small-ticket commercial real estate	0	(0.22)	1	0.33	1	0.43	1	0.23
Total commercial banking	136	0.80	60	0.37	159	0.47	106	0.33
Other loans	(6)	(39.95)	0	(3.06)	(8)	(24.27)	(1)	(3.46)
Total net charge-offs	$1,618	2.67	$1,155	2.01	$3,128	2.59	$2,333	2.04
Average loans held for investment	$242,241		$230,379		$241,875		$228,557
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

(2)
In the second quarter of 2017, we implemented changes in accounting estimate impacting our charge-off practices for the treatment of certain loans within our consumer banking loan portfolio. The Auto net charge-offs amount includes approximately $48 million associated with implementing these changes, with an impact to the net charge-off rate of 38 basis points and 19 basis points for the three and six months ended June 30, 2017, respectively. Excluding this impact, the Auto net charge-off rate in those periods would have been 1.32% and 1.48%, respectively. The impact to the Consumer Banking net charge-off rate was 26 basis points and 13 basis points for the three and six months ended June 30, 2017, respectively. Excluding this impact, the Consumer Banking net charge-off rate in those periods would have been 0.99% and 1.09%, respectively. See “Note 1—Summary of Significant Accounting Policies” in this Report for additional information.

(3)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.10% and 1.50%, respectively, for the three months ended June 30, 2017, compared to 0.31% and 1.09%, respectively, for the three months ended June 30, 2016; and 0.09% and 1.48%, respectively, for the six months ended June 30, 2017, compared to 0.24% and 1.24%, respectively, for the six months ended June 30, 2016.

42	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of June 30, 2017 and December 31, 2016, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$745	31.3%	$715	29.0%
Consumer banking:
Auto	483	20.2	523	21.2
Home loan	235	9.9	241	9.8
Retail banking	36	1.5	43	1.7
Total consumer banking	754	31.6	807	32.7
Commercial banking	885	37.1	944	38.3
Total	$2,384	100.0%	$2,466	100.0%
Status of TDRs:
Performing	$1,741	73.0%	$1,631	66.1%
Nonperforming	643	27.0	835	33.9
Total	$2,384	100.0%	$2,466	100.0%
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
In the Consumer Banking business, the majority of our loans modified in TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of the three. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Their impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto and home loans where the collateral value is lower than the recorded investment.
In the Commercial Banking business, the majority of loans modified in TDRs receive an extension, with a portion of these loans receiving an interest rate reduction or a gross balance reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value. We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 4—Loans.”
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

43	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $2.9 billion and $3.2 billion as of June 30, 2017 and December 31, 2016, respectively. Modified TDR loans accounted for $2.4 billion and $2.5 billion of impaired loans as of June 30, 2017 and December 31, 2016, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
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
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the second quarter and first six months of 2017 and 2016, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

44	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2017	$4,670	$388	$5,058	$1,028	$60	$75	$1,163	$761	$2	$6,984
Charge-offs	(1,454)	(118)	(1,572)	(369)	(3)	(18)	(390)	(140)	—	(2,102)
Recoveries	282	34	316	154	1	3	158	4	6	484
Net charge-offs	(1,172)	(84)	(1,256)	(215)	(2)	(15)	(232)	(136)	6	(1,618)
Provision (benefit) for loan and lease losses	1,327	70	1,397	253	1	14	268	141	(5)	1,801
Allowance build (release) for loan and lease losses	155	(14)	141	38	(1)	(1)	36	5	1	183
Other changes(2)	—	11	11	—	—	—	—	(8)	—	3
Balance as of June 30, 2017	4,825	385	5,210	1,066	59	74	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of March 31, 2017	—	—	—	—	—	7	7	133	—	140
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2017	—	—	—	—	—	7	7	132	—	139
Combined allowance and reserve as of June 30, 2017	$4,825	$385	$5,210	$1,066	$59	$81	$1,206	$890	$3	$7,309

	Six Months Ended June 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(2,938)	(235)	(3,173)	(708)	(7)	(39)	(754)	(166)	—	(4,093)
Recoveries	570	76	646	294	3	7	304	7	8	965
Net charge-offs	(2,368)	(159)	(2,527)	(414)	(4)	(32)	(450)	(159)	8	(3,128)
Provision (benefit) for loan and lease losses	2,964	150	3,114	523	(2)	26	547	135	(7)	3,789
Allowance build (release) for loan and lease losses	596	(9)	587	109	(6)	(6)	97	(24)	1	661
Other changes(2)	—	17	17	—	—	—	—	(11)	—	6
Balance as of June 30, 2017	4,825	385	5,210	1,066	59	74	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	3	—	3
Balance as of June 30, 2017	—	—	—	—	—	7	7	132	—	139
Combined allowance and reserve as of June 30, 2017	$4,825	$385	$5,210	$1,066	$59	$81	$1,206	$890	$3	$7,309

45	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2016	$3,440	$345	$3,785	$772	$64	$78	$914	$714	$3	$5,416
Charge-offs	(1,102)	(113)	(1,215)	(227)	(7)	(14)	(248)	(64)	(1)	(1,528)
Recoveries	228	38	266	97	2	3	102	4	1	373
Net charge-offs	(874)	(75)	(949)	(130)	(5)	(11)	(146)	(60)	—	(1,155)
Provision (benefit) for loan and lease losses	1,164	97	1,261	191	(1)	14	204	185	(1)	1,649
Allowance build (release) for loan and lease losses	290	22	312	61	(6)	3	58	125	(1)	494
Other changes(2)	—	(11)	(11)	—	—	—	—	(18)	—	(29)
Balance as of June 30, 2016	3,730	356	4,086	833	58	81	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of March 31, 2016	—	—	—	—	—	8	8	218	—	226
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(57)	—	(57)
Balance as of June 30, 2016	—	—	—	—	—	8	8	161	—	169
Combined allowance and reserve as of June 30, 2016	$3,730	$356	$4,086	$833	$58	$89	$980	$982	$2	$6,050

	Six Months Ended June 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Charge-offs	(2,225)	(212)	(2,437)	(496)	(12)	(31)	(539)	(112)	(2)	(3,090)
Recoveries	464	74	538	198	4	8	210	6	3	757
Net charge-offs	(1,761)	(138)	(1,899)	(298)	(8)	(23)	(329)	(106)	1	(2,333)
Provision (benefit) for loan and lease losses	2,136	196	2,332	405	(4)	32	433	356	(3)	3,118
Allowance build (release) for loan and lease losses	375	58	433	107	(12)	9	104	250	(2)	785
Other changes(2)	—	(1)	(1)	—	—	—	—	(33)	—	(34)
Balance as of June 30, 2016	3,730	356	4,086	833	58	81	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	—	—	1
Balance as of June 30, 2016	—	—	—	—	—	8	8	161	—	169
Combined allowance and reserve as of June 30, 2016	$3,730	$356	$4,086	$833	$58	$89	$980	$982	$2	$6,050
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

46	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of June 30, 2017 and December 31, 2016.

Table 29: Allowance Coverage Ratios

	June 30, 2017	December 31, 2016
Total allowance coverage ratio(1)	2.93%	2.65%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	141.54	110.83
Consumer banking (30+ day delinquent loans)	36.93	32.32
Commercial banking (nonperforming loans)	110.59	77.58
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
Our allowance for loan and lease losses increased by $667 million to $7.2 billion as of June 30, 2017 from December 31, 2016, and the allowance coverage ratio increased by 28 basis points to 2.93% as of June 30, 2017 from December 31, 2016. The increases were primarily driven by:

•	an allowance build in our domestic credit card loan portfolio primarily due to increasing loss expectations on recent vintages and portfolio seasoning; and

•	an allowance build in our auto loan portfolio due to higher losses associated with growth.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure that we have sufficient asset-based liquidity to cover our funding requirements and maintain adequate reserves to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. We maintain these reserves in the form of readily-marketable or pledgeable assets that can be used as a source of liquidity, if needed.
Table 30 below presents the composition of our liquidity reserves as of June 30, 2017 and December 31, 2016.
Table 30: Liquidity Reserves

(Dollars in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$6,715	$9,976
Investment securities available for sale, at fair value	41,120	40,737
Investment securities held to maturity, at fair value	28,423	26,196
Total investment securities portfolio(1)(2)	69,543	66,933
FHLB borrowing capacity secured by loans	20,906	24,078
Outstanding FHLB advances and letters of credit secured by loans	(2,623)	(17,646)
Investment securities encumbered for Public Funds and others	(9,232)	(9,265)
Total liquidity reserves	$85,309	$74,076
__________

(1)	The weighted-average life of our securities was approximately 6.1 years and 6.0 years as of June 30, 2017 and December 31, 2016, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.6 billion and $1.9 billion as of June 30, 2017 and December 31, 2016, respectively. We also pledged securities held to maturity with a carrying value of $8.2 billion and $8.1 billion as of June 30, 2017 and December 31, 2016, respectively.

Our liquidity reserves increased by $11.2 billion to $85.3 billion as of June 30, 2017 from December 31, 2016 primarily due to a reduction in our outstanding FHLB advances. See “MD&A—Risk Management” in our 2016 Form 10-K for additional information on our management of liquidity risk.

47	Capital One Financial Corporation (COF)

We are subject to the Final Liquidity Coverage Ratio Rule (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and required us to calculate the LCR daily starting July 1, 2016. The minimum LCR standard was phased-in beginning January 1, 2015 and is at 100% as of January 1, 2017. At June 30, 2017, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $21.7 billion as of June 30, 2017, of which $19.1 billion was still available to us to borrow as of June 30, 2017. We pledged loan collateral with an outstanding balance of $27.1 billion to secure this borrowing capacity. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $141 million and $760 million as of June 30, 2017 and December 31, 2016, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $8.9 billion as of June 30, 2017. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it for funding during 2016 or the first six months of 2017.
Funding
The Company’s primary source of funding comes from deposits, which provide a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the issuance of senior and subordinated notes, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of securitized debt obligations, the issuance of brokered deposits, federal funds purchased and other borrowings. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.

48	Capital One Financial Corporation (COF)

Deposits
Table 31 provides the composition of deposits as of June 30, 2017 and December 31, 2016, as well as a comparison of average balances, interest expense and average deposit interest rates for the three and six months ended June 30, 2017 and 2016.
Table 31: Deposits Composition and Average Deposits Interest Rates

(Dollars in millions)	June 30, 2017	December 31, 2016
Non-interest-bearing deposits	$25,953	$25,502
Interest-bearing checking accounts(1)	45,005	45,820
Saving deposits(2)	143,680	145,142
Time deposits less than $100,000	20,875	16,949
Total core deposits	235,513	233,413
Time deposits of $100,000 or more	3,821	2,875
Foreign deposits	429	480
Total deposits	$239,763	$236,768

	Three Months Ended June 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$45,380	$57	0.50%	$45,786	$55	0.48%
Saving deposits(2)	144,883	234	0.65	136,067	198	0.58
Time deposits less than $100,000	19,932	76	1.52	10,640	30	1.13
Total interest-bearing core deposits	210,195	367	0.70	192,493	283	0.59
Time deposits of $100,000 or more	3,721	14	1.46	2,467	9	1.46
Foreign deposits	496	1	0.77	681	—	—
Total interest-bearing deposits	$214,412	$382	0.71	$195,641	$292	0.60

	Six Months Ended June 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$45,542	$111	0.49%	$45,882	$110	0.48%
Saving deposits(2)	145,188	459	0.63	135,372	389	0.57
Time deposits less than $100,000	19,101	139	1.45	10,597	59	1.12
Total interest-bearing core deposits	209,831	709	0.67	191,851	558	0.58
Time deposits of $100,000 or more	3,375	25	1.45	2,339	16	1.39
Foreign deposits	490	1	0.39	693	1	0.34
Total interest-bearing deposits	$213,696	$735	0.69	$194,883	$575	0.59
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).
Our deposits include brokered deposits, which we obtained through third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $21.2 billion and $22.5 billion as of June 30, 2017 and December 31, 2016, respectively.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of June 30, 2017 and December 31, 2016, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.

49	Capital One Financial Corporation (COF)

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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, decreased by $34 million to $958 million as of June 30, 2017 from December 31, 2016.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $10.5 billion to $49.0 billion as of June 30, 2017 from December 31, 2016, primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes.
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
Table 32 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2017 and December 31, 2016.
Table 32: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2017			December 31, 2016
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of July 25, 2017, Moody’s, S&P and Fitch Ratings (“Fitch”) have us on a stable outlook.

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

50	Capital One Financial Corporation (COF)

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
The intercompany borrowings to our international businesses were 726 million GBP and 786 million GBP as of June 30, 2017 and December 31, 2016, respectively, and 6.3 billion CAD and 6.2 billion CAD as of June 30, 2017 and December 31, 2016, respectively. We hedge all the cash flows associated with these borrowings with forward foreign currency derivative contracts.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.5 billion GBP as of both June 30, 2017 and December 31, 2016, and 970 million CAD and 863 million CAD as of June 30, 2017 and December 31, 2016, respectively.
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
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Our current market risk management policies include the use of derivatives, which are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $166.9 billion as of June 30, 2017 from $142.9 billion as of December 31, 2016 primarily driven by an increase in our hedging activities.

51	Capital One Financial Corporation (COF)

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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Due to the increase in interest rates since December 31, 2016, we have incorporated a 100-basis points decline scenario into our interest rate sensitivity analysis. We use this 100-basis points decrease as our largest magnitude declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 100-basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points and -100 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, our net interest income increases in the +50 and +100 basis points scenarios and declines in the +200 basis points scenario. The net interest income decline in the +200 basis points scenario compared with the +100 basis points scenario is mainly due to our assumption that deposit repricing increases more quickly with higher interest rates.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measures are calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points and -100 basis points to spot rates, with the lower rate scenario limited to zero as described above.
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
Table 33 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of June 30, 2017 and December 31, 2016. During the second quarter of 2017, we updated our projected commercial deposit attrition assumptions that resulted in longer life of these deposit balances and accounts for most of the decrease in economic value of equity sensitivity from December 31, 2016. Our net interest income sensitivity measures were largely unchanged from this assumption update.

52	Capital One Financial Corporation (COF)

Table 33: Interest Rate Sensitivity Analysis

	June 30, 2017	December 31, 2016
Estimated impact on projected baseline net interest income:
+200 basis points	(0.5)%	(0.1)%
+100 basis points	0.2	0.5
+50 basis points	0.2	0.4
–50 basis points	(0.5)	(1.0)
–100 basis points	(2.3)	N/A
Estimated impact on economic value of equity:
+200 basis points	(7.1)	(9.6)
+100 basis points	(2.6)	(3.8)
+50 basis points	(1.0)	(1.5)
–50 basis points	(0.3)	0.5
–100 basis points	(2.2)	N/A
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

53	Capital One Financial Corporation (COF)

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

55	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions, except as noted)	June 30, 2017	December 31, 2016
Tangible Common Equity (Period-End)
Stockholders’ equity	$49,137	$47,514
Goodwill and intangible assets(1)	(15,301)	(15,420)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$29,476	$27,734
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$49,005	$47,972
Goodwill and intangible assets(1)	(15,336)	(15,455)
Noncumulative perpetual preferred stock	(4,360)	(4,051)
Tangible common equity	$29,309	$28,466
Tangible Assets (Period-End)
Total assets	$350,593	$357,033
Goodwill and intangible assets(1)	(15,301)	(15,420)
Tangible assets	$335,292	$341,613
Tangible Assets (Quarterly Average)
Total assets	$349,891	$350,225
Goodwill and intangible assets(1)	(15,336)	(15,455)
Tangible assets	$334,555	$334,770
Non-GAAP Ratio
TCE(2)	8.8%	8.1%
Capital Ratios(3)
Common equity Tier 1 capital(4)	10.7%	10.1%
Tier 1 capital(5)	12.2	11.6
Total capital(6)	14.9	14.3
Tier 1 leverage(7)	10.3	9.9
Supplementary leverage(8)	8.9	8.6
Regulatory Capital Metrics
Risk-weighted assets(9)	$283,231	$285,756
Adjusted average assets(7)	335,248	335,835
Total leverage exposure for supplementary leverage ratio	390,561	387,921

56	Capital One Financial Corporation (COF)

(Dollars in millions)	June 30, 2017	December 31, 2016
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$45,459	$44,103
Adjustments:
AOCI(10)(11)	(593)	(674)
Goodwill, net of related deferred tax liabilities	(14,299)	(14,307)
Intangible assets, net of related deferred tax liabilities(11)	(419)	(384)
Other	78	65
Common equity Tier 1 capital	30,226	28,803
Tier 1 capital instruments	4,360	4,359
Additional Tier 1 capital adjustments	(1)	—
Tier 1 capital	34,585	33,162
Tier 2 capital instruments	3,930	4,047
Qualifying allowance for loan and lease losses	3,586	3,608
Tier 2 capital	7,516	7,655
Total capital(12)	$42,101	$40,817
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

(3)
Ratios as of June 30, 2017 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2017 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
2017 Stock Repurchase Program: On June 28, 2017, we announced that our Board of Directors had authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018.
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

58	Capital One Financial Corporation (COF)

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
Investment grade: Represents Moody’s long-term rating of Baa3 or better; and/or a Standard & Poor’s or DBRS long-term rating of BBB- or better; or if unrated, an equivalent rating using our internal risk ratings. Instruments that fall below these levels are considered to be non-investment grade.
Investments in qualified affordable housing projects: Capital One invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt.

59	Capital One Financial Corporation (COF)

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

60	Capital One Financial Corporation (COF)

loans are excluded from impaired loans because the applicable accounting methodology takes into consideration expected future credit losses.
Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.
Purchase volume: Includes purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale. Excludes cash advance and balance transfer transactions.
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

61	Capital One Financial Corporation (COF)

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
CEO: Chief Executive Officer
CIFG: CIFG Assurance North America, Inc. (“U.S. Bank Litigation”)
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CVA: Credit valuation adjustment
DVA: Debit valuation adjustment
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCM: Futures commission merchant
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
GBP: Great British pound
GDP: Gross domestic product
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
HELOCs: Home equity lines of credit
HFI: Held for investment
HFS: Healthcare Financial Services

62	Capital One Financial Corporation (COF)

LCH: London Clearing House, or Clearnet
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
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

63	Capital One Financial Corporation (COF)

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2017	2016	2017	2016
Interest income:
Loans, including loans held for sale	$5,669	$5,148	$11,295	$10,233
Investment securities	433	405	849	820
Other	26	18	54	35
Total interest income	6,128	5,571	12,198	11,088
Interest expense:
Deposits	382	292	735	575
Securitized debt obligations	82	47	151	95
Senior and subordinated notes	179	111	328	217
Other borrowings	12	28	37	52
Total interest expense	655	478	1,251	939
Net interest income	5,473	5,093	10,947	10,149
Provision for credit losses	1,800	1,592	3,792	3,119
Net interest income after provision for credit losses	3,673	3,501	7,155	7,030
Non-interest income:
Service charges and other customer-related fees	418	393	789	816
Interchange fees, net	676	621	1,246	1,225
Net securities gains (losses)	(4)	0	(4)	(8)
Other	141	147	261	292
Total non-interest income	1,231	1,161	2,292	2,325
Non-interest expense:
Salaries and associate benefits	1,383	1,279	2,854	2,549
Occupancy and equipment	474	465	945	923
Marketing	435	415	831	843
Professional services	279	264	526	505
Communications and data processing	289	302	577	582
Amortization of intangibles	61	95	123	196
Other	493	475	992	920
Total non-interest expense	3,414	3,295	6,848	6,518
Income from continuing operations before income taxes	1,490	1,367	2,599	2,837
Income tax provision	443	424	757	876
Income from continuing operations, net of tax	1,047	943	1,842	1,961
Income (loss) from discontinued operations, net of tax	(11)	(1)	4	(6)
Net income	1,036	942	1,846	1,955
Dividends and undistributed earnings allocated to participating securities	(8)	(6)	(13)	(12)
Preferred stock dividends	(80)	(65)	(133)	(102)
Net income available to common stockholders	$948	$871	$1,700	$1,841
Basic earnings per common share:
Net income from continuing operations	$1.98	$1.70	$3.51	$3.57
Income (loss) from discontinued operations	(0.02)	0.00	0.01	(0.01)
Net income per basic common share	$1.96	$1.70	$3.52	$3.56
Diluted earnings per common share:
Net income from continuing operations	$1.96	$1.69	$3.48	$3.53
Income (loss) from discontinued operations	(0.02)	0.00	0.01	(0.01)
Net income per diluted common share	$1.94	$1.69	$3.49	$3.52
Dividends paid per common share	$0.40	$0.40	$0.80	$0.80
See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net income	$1,036	$942	$1,846	$1,955
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	149	136	185	323
Net changes in securities held to maturity	23	25	46	46
Net unrealized gains (losses) on cash flow hedges	45	143	(21)	520
Foreign currency translation adjustments	31	(30)	48	(29)
Other	3	8	8	(3)
Other comprehensive income (loss), net of tax	251	282	266	857
Comprehensive income	$1,287	$1,224	$2,112	$2,812

See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,352	$4,185
Interest-bearing deposits and other short-term investments	3,363	5,791
Total cash and cash equivalents	6,715	9,976
Restricted cash for securitization investors	300	2,517
Securities available for sale, at fair value	41,120	40,737
Securities held to maturity, at carrying value	27,720	25,712
Loans held for investment:
Unsecuritized loans held for investment	214,864	213,824
Loans held in consolidated trusts	29,438	31,762
Total loans held for investment	244,302	245,586
Allowance for loan and lease losses	(7,170)	(6,503)
Net loans held for investment	237,132	239,083
Loans held for sale, at lower of cost or fair value	777	1,043
Premises and equipment, net	3,825	3,675
Interest receivable	1,346	1,351
Goodwill	14,524	14,519
Other assets	17,134	18,420
Total assets	$350,593	$357,033

Liabilities:
Interest payable	$376	$327
Deposits:
Non-interest-bearing deposits	25,953	25,502
Interest-bearing deposits	213,810	211,266
Total deposits	239,763	236,768
Securitized debt obligations	18,358	18,826
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	958	992
Senior and subordinated notes	28,478	23,431
Other borrowings	2,160	17,211
Total other debt	31,596	41,634
Other liabilities	11,363	11,964
Total liabilities	301,456	309,519
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both June 30, 2017 and December 31, 2016)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 659,656,040 and 653,736,607 shares issued as of June 30, 2017 and December 31, 2016, respectively, 483,692,646 and 480,218,547 shares outstanding as of June 30, 2017 and December 31, 2016, respectively)	7	7
Additional paid-in capital, net	31,413	31,157
Retained earnings	31,086	29,766
Accumulated other comprehensive loss	(683)	(949)
Treasury stock, at cost (par value $.01 per share; 175,963,394 and 173,518,060 shares as of June 30, 2017 and December 31, 2016, respectively)	(12,686)	(12,467)
Total stockholders’ equity	49,137	47,514
Total liabilities and stockholders’ equity	$350,593	$357,033
See Notes to Consolidated Financial Statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,475,000	$0	653,736,607	$7	$31,157	$29,766	$(949)	$(12,467)	$47,514
Comprehensive income (loss)						1,846	266		2,112
Dividends—common stock			32,577	0	3	(393)			(390)
Dividends—preferred stock						(133)			(133)
Purchases of treasury stock								(219)	(219)
Issuances of common stock and restricted stock, net of forfeitures			2,958,569	0	79				79
Exercises of stock options and warrants			2,928,287	0	81				81
Compensation expense for restricted stock awards, restricted stock units and stock options					93				93
Balance as of June 30, 2017	4,475,000	$0	659,656,040	$7	$31,413	$31,086	$(683)	$(12,686)	$49,137

See Notes to Consolidated Financial Statements.

68	Capital One Financial Corporation (COF)

Table of Contents CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Operating activities:
Income from continuing operations, net of tax	$1,842	$1,961
Income (loss) from discontinued operations, net of tax	4	(6)
Net income	1,846	1,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,792	3,119
Depreciation and amortization, net	1,131	1,207
Deferred tax benefit	(235)	(377)
Net (gain) loss on sales of securities available for sale	0	(2)
Impairment losses on securities available for sale	4	10
Gain on sales of loans held for sale	(19)	(57)
Stock plan compensation expense	111	90
Other	0	(10)
Loans held for sale:
Originations and purchases	(3,834)	(3,264)
Proceeds from sales and paydowns	4,123	3,133
Changes in operating assets and liabilities:
Changes in interest receivable	5	(48)
Changes in other assets	1,314	42
Changes in interest payable	49	2
Changes in other liabilities	(1,264)	754
Net change from discontinued operations	0	14
Net cash from operating activities	7,023	6,568
Investing activities:
Securities available for sale:
Purchases	(6,479)	(6,887)
Proceeds from paydowns and maturities	3,604	3,737
Proceeds from sales	3,123	2,699
Securities held to maturity:
Purchases	(2,893)	(1,612)
Proceeds from paydowns and maturities	1,183	1,109
Loans:
Net changes in loans held for investment	(3,019)	(8,271)
Principal recoveries of loans previously charged off	965	757
Purchases of premises and equipment	(483)	(324)
Net cash from other investing activities	(296)	(126)
Net cash from investing activities	(4,295)	(8,918)
See Notes to Consolidated Financial Statements.
	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Financing activities:
Deposits and borrowings:
Changes in deposits	$2,964	$3,331
Issuance of securitized debt obligations	2,991	1,920
Maturities and paydowns of securitized debt obligations	(3,483)	(2,044)
Issuance of senior and subordinated notes and long-term FHLB advances	11,865	14,950
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(21,940)	(15,401)
Changes in other borrowings	(21)	18
Common stock:
Net proceeds from issuances	79	64
Dividends paid	(390)	(416)
Preferred stock:
Dividends paid	(133)	(102)
Purchases of treasury stock	(219)	(1,599)
Proceeds from share-based payment activities	81	3
Net cash from financing activities	(8,206)	724
Changes in cash, cash equivalents and restricted cash for securitization investors	(5,478)	(1,626)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	12,493	9,040
Cash, cash equivalents and restricted cash for securitization investors, ending of the period	$7,015	$7,414
Supplemental cash flow information:
Non-cash item:
Net transfers from loans held for investment to loans held for sale	$265	$435
Interest paid	1,269	937
Income tax paid	467	1,072

See Notes to Consolidated Financial Statements.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2017, our principal subsidiaries included:

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
Loans
Charge-Offs
In the second quarter of 2017, we implemented changes in accounting estimate impacting our charge-off practices for the treatment of certain loans within our consumer banking loan portfolio. This includes changes to the charge-off timing of auto and home loans where the borrower has filed for bankruptcy and the loans have not been reaffirmed, which are now charged off in the period that the loan is 60 days from the bankruptcy notification date.
Newly Adopted Accounting Standards
Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) issued revised guidance that requires restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows. Disclosure of the nature of the restrictions on cash balances is required under the guidance. We have elected to early adopt the guidance retrospectively effective as of January 1, 2017. Upon adoption, changes in restricted cash, which had previously been presented as financing activities, are now included within beginning and ending Cash, cash equivalents and restricted cash for securitization investors balances.
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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued revised guidance which is intended to reduce the cost and complexity of testing goodwill for impairment by eliminating the second step from the current goodwill impairment test. Under the existing guidance, step one compares an entity’s reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity then performs step two, which assigns the fair value across its assets and liabilities, including unrecognized assets and liabilities, following a procedure required in purchase accounting. Under the new guidance, the impairment to a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. This impairment method applies to all reporting units, including those with zero or negative carrying amounts of net assets. The guidance is effective for us on January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We plan to adopt the standard on its effective date.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model is applicable to financial assets measured at amortized cost, lease receivables and certain off-balance sheet arrangements. The CECL model will replace our current accounting for purchased credit-impaired (“PCI”) and impaired loans. The guidance also amends the available for sale (“AFS”) debt securities other-than-temporary impairment (“OTTI”) model. Credit losses (and subsequent recoveries) on AFS debt securities will be recorded through an allowance approach, rather than the current U.S. GAAP practice of permanent write-downs for credit losses and accreting positive changes through interest income over time. This guidance will be effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019. We are currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.
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
Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Our implementation efforts have included identifying revenues and related costs within the scope of this guidance, reviewing the associated contracts and evaluating the related accounting policies and internal controls to determine if any changes will be required. Efforts to evaluate the effect of this guidance, assess changes in our disclosures required by this guidance and consider the adoption methods are ongoing. We have not identified any material changes in the timing of recognition of revenues or expenses. We are still evaluating some changes to the income statement classification of certain credit card-related expenses. We plan to adopt this guidance on the effective date.

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
The following table summarizes the results from discontinued operations for the three and six months ended June 30, 2017 and 2016:
Table 2.1: Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Income (loss) from discontinued operations before income taxes	$(17)	$(2)	$7	$(10)
Income tax provision (benefit)	(6)	(1)	3	(4)
Income (loss) from discontinued operations, net of tax	$(11)	$(1)	$4	$(6)
The discontinued mortgage origination operations of our wholesale mortgage banking unit have remaining assets primarily consisting of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. We also have contingent obligations to exercise certain mandatory clean-up calls associated with securitization transactions undertaken by the discontinued GreenPoint Credit, LLC manufactured housing operations in the event the third-party servicer does not fulfill its obligation to exercise these clean-up calls. See “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others” for information on the reserve related to our retained interests and obligations associated with GreenPoint Credit, LLC manufactured housing operations and the reserves we have established for our mortgage representation and warranty exposure.

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 91% of our total investment securities as of both June 30, 2017 and December 31, 2016.
The table below presents the overview of our investment securities portfolio as of June 30, 2017 and December 31, 2016.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	June 30, 2017	December 31, 2016
Securities available for sale, at fair value	$41,120	$40,737
Securities held to maturity, at carrying value	27,720	25,712
Total investment securities	$68,840	$66,449
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2017 and December 31, 2016.
Table 3.2: Investment Securities Available for Sale

	June 30, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,218	$27	$(30)	$5,215
RMBS:
Agency(2)	26,693	110	(292)	26,511
Non-agency	2,163	458	(4)	2,617
Total RMBS	28,856	568	(296)	29,128
CMBS:
Agency(2)	3,136	19	(31)	3,124
Non-agency	1,777	28	(3)	1,802
Total CMBS	4,913	47	(34)	4,926
Other ABS(3)	626	1	0	627
Other securities(4)	1,220	4	0	1,224
Total investment securities available for sale	$40,833	$647	$(360)	$41,120

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,103	$11	$(49)	$5,065
RMBS:
Agency(2)	26,830	109	(412)	26,527
Non-agency	2,349	382	(9)	2,722
Total RMBS	29,179	491	(421)	29,249
CMBS:
Agency(2)	3,335	14	(45)	3,304
Non-agency	1,676	21	(13)	1,684
Total CMBS	5,011	35	(58)	4,988
Other ABS(3)	714	1	(1)	714
Other securities(4)	726	1	(6)	721
Total investment securities available for sale	$40,733	$539	$(535)	$40,737
__________

(1)
Includes non-credit-related OTTI that is recorded in accumulated other comprehensive income (“AOCI”) of $4 million and $9 million as of June 30, 2017 and December 31, 2016, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)
Includes Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities.

(3)
ABS collateralized by credit card loans constituted approximately 49% and 57% of the other ABS portfolio as of June 30, 2017 and December 31, 2016, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 23% of the other ABS portfolio as of both June 30, 2017 and December 31, 2016.

(4)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of June 30, 2017 and December 31, 2016.
Table 3.3: Investment Securities Held to Maturity

	June 30, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	24,741	(831)	23,910	724	(97)	24,537
Agency CMBS	3,696	(85)	3,611	101	(25)	3,687
Total investment securities held to maturity	$28,636	$(916)	$27,720	$825	$(122)	$28,423

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	23,022	(897)	22,125	606	(158)	22,573
Agency CMBS	3,480	(92)	3,388	77	(41)	3,424
Total investment securities held to maturity	$26,701	$(989)	$25,712	$683	$(199)	$26,196
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016.
Table 3.4: Securities in a Gross Unrealized Loss Position

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,079	$(30)	$0	$0	$1,079	$(30)
RMBS:
Agency	14,491	(211)	4,845	(81)	19,336	(292)
Non-agency	12	0	49	(4)	61	(4)
Total RMBS	14,503	(211)	4,894	(85)	19,397	(296)
CMBS:
Agency	977	(9)	833	(22)	1,810	(31)
Non-agency	374	(3)	61	0	435	(3)
Total CMBS	1,351	(12)	894	(22)	2,245	(34)
Other ABS	113	0	17	0	130	0
Other securities	355	0	0	0	355	0
Total investment securities available for sale in a gross unrealized loss position	$17,401	$(253)	$5,805	$(107)	$23,206	$(360)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,060	$(49)	$0	$0	$1,060	$(49)
RMBS:
Agency	16,899	(329)	4,865	(83)	21,764	(412)
Non-agency	128	(2)	145	(7)	273	(9)
Total RMBS	17,027	(331)	5,010	(90)	22,037	(421)
CMBS:
Agency	1,624	(21)	745	(24)	2,369	(45)
Non-agency	826	(11)	129	(2)	955	(13)
Total CMBS	2,450	(32)	874	(26)	3,324	(58)
Other ABS	187	(1)	21	0	208	(1)
Other securities	417	(6)	0	0	417	(6)
Total investment securities available for sale in a gross unrealized loss position	$21,141	$(419)	$5,905	$(116)	$27,046	$(535)

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the amortized cost of approximately 750 securities available for sale exceeded their fair value by $360 million, of which $107 million related to securities that had been in a loss position for 12 months or longer. As of June 30, 2017, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $7 million, or 2%, of total gross unrealized losses on securities available for sale. As of June 30, 2017, the carrying value of approximately 150 securities classified as held to maturity exceeded their fair value by $122 million.
The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2017.
Table 3.5: Contractual Maturities of Securities Available for Sale

	June 30, 2017
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$707	$709
Due after 1 year through 5 years	3,159	3,192
Due after 5 years through 10 years	6,572	6,584
Due after 10 years(1)	30,395	30,635
Total	$40,833	$41,120
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	June 30, 2017
(Dollars in millions)	Carrying Value	Fair Value
Due in 1 year or less	$199	$199
Due after 1 year through 5 years	418	441
Due after 5 years through 10 years	942	987
Due after 10 years	26,161	26,796
Total	$27,720	$28,423
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of June 30, 2017.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	June 30, 2017
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$102	$847	$4,266	$0	$5,215
RMBS:
Agency	177	11,743	14,591	0	26,511
Non-agency	18	1,036	1,268	295	2,617
Total RMBS	195	12,779	15,859	295	29,128
CMBS:
Agency	130	1,544	1,450	0	3,124
Non-agency	179	1,064	559	0	1,802
Total CMBS	309	2,608	2,009	0	4,926
Other ABS	348	272	7	0	627
Other securities	216	562	103	343	1,224
Total securities available for sale	$1,170	$17,068	$22,244	$638	$41,120
Amortized cost of securities available for sale	$1,169	$16,884	$22,186	$594	$40,833
Weighted-average yield for securities available for sale(1)	1.36%	2.45%	2.45%	4.96%	2.45%
Carrying value of securities held to maturity:
U.S. Treasury securities	$199	$0	$0	$0	$199
Agency RMBS	28	1,608	17,865	4,409	23,910
Agency CMBS	0	819	1,743	1,049	3,611
Total securities held to maturity	$227	$2,427	$19,608	$5,458	$27,720
Fair value of securities held to maturity	$225	$2,501	$20,092	$5,605	$28,423
Weighted-average yield for securities held to maturity(1)	0.60%	2.57%	2.68%	3.36%	2.78%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of June 30, 2017, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three and six months ended June 30, 2017 and 2016 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Credit loss component, beginning of period	$206	$204	$207	$199
Additions:
Initial credit impairment	0	1	0	1
Subsequent credit impairment	1	1	1	7
Total additions	1	2	1	8
Reductions due to payoffs, disposals, transfers and other	0	(2)	(1)	(3)
Credit loss component, end of period	$207	$204	$207	$204
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and six months ended June 30, 2017 and 2016. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Realized gains (losses):
Gross realized gains	$0	$3	$5	$6
Gross realized losses	0	(1)	(5)	(4)
Net realized gains	0	2	0	2
OTTI recognized in earnings:
Credit-related OTTI	(1)	(2)	(1)	(8)
Intent-to-sell OTTI	(3)	0	(3)	(2)
Total OTTI recognized in earnings	(4)	(2)	(4)	(10)
Net securities gains (losses)	$(4)	$0	$(4)	$(8)
Total proceeds from sales	$235	$776	$3,123	$2,699

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.6 billion and $1.9 billion as of June 30, 2017 and December 31, 2016, respectively. We also pledged securities held to maturity with a carrying value of $8.2 billion and $8.1 billion as of June 30, 2017 and December 31, 2016, respectively. Of the total securities pledged as collateral, we have encumbered a fair value of $9.2 billion and $9.3 billion as of June 30, 2017 and December 31, 2016, respectively, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $1 million and $16 million as of June 30, 2017 and December 31, 2016, respectively, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of June 30, 2017 and December 31, 2016.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	June 30, 2017	December 31, 2016
Outstanding balance	$2,669	$2,899
Carrying value	2,221	2,277
Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three and six months ended June 30, 2017.
Table 3.11: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Accretable yield, beginning of period	$1,118	$1,173
Accretion recognized in earnings	(49)	(98)
Reduction due to payoffs, disposals, transfers and other	1	(3)
Net reclassifications from nonaccretable difference	23	21
Accretable yield, end of period	$1,093	$1,093

78	Capital One Financial Corporation (COF)

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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of June 30, 2017 and December 31, 2016. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$89,493	$1,105	$726	$1,542	$3,373	$0	$92,866
International card businesses	8,415	121	67	121	309	0	8,724
Total credit card	97,908	1,226	793	1,663	3,682	0	101,590
Consumer Banking:
Auto	48,733	1,984	833	215	3,032	0	51,765
Home loan	7,203	34	13	126	173	12,348	19,724
Retail banking	3,421	16	5	19	40	23	3,484
Total consumer banking	59,357	2,034	851	360	3,245	12,371	74,973
Commercial Banking:
Commercial and multifamily real estate	27,334	39	0	29	68	26	27,428
Commercial and industrial	39,000	51	14	238	303	498	39,801
Total commercial lending	66,334	90	14	267	371	524	67,229
Small-ticket commercial real estate	434	2	1	6	9	0	443
Total commercial banking	66,768	92	15	273	380	524	67,672
Other loans	59	3	0	5	8	0	67
Total loans(1)	$224,092	$3,355	$1,659	$2,301	$7,315	$12,895	$244,302
% of Total loans	91.73%	1.37%	0.68%	0.94%	2.99%	5.28%	100.00%

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$93,279	$1,153	$846	$1,840	$3,839	$2	$97,120
International card businesses	8,115	124	72	121	317	0	8,432
Total credit card	101,394	1,277	918	1,961	4,156	2	105,552
Consumer Banking:
Auto	44,762	2,041	890	223	3,154	0	47,916
Home loan	6,951	44	20	141	205	14,428	21,584
Retail banking	3,477	22	7	20	49	28	3,554
Total consumer banking	55,190	2,107	917	384	3,408	14,456	73,054
Commercial Banking:
Commercial and multifamily real estate	26,536	45	0	0	45	28	26,609
Commercial and industrial	38,831	27	84	297	408	585	39,824
Total commercial lending	65,367	72	84	297	453	613	66,433
Small-ticket commercial real estate	473	7	1	2	10	0	483
Total commercial banking	65,840	79	85	299	463	613	66,916
Other loans	56	3	0	5	8	0	64
Total loans(1)	$222,480	$3,466	$1,920	$2,649	$8,035	$15,071	$245,586
% of Total loans	90.59%	1.41%	0.78%	1.08%	3.27%	6.14%	100.00%
__________

(1)
Loans (other than PCI loans) include unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $664 million and $558 million as of June 30, 2017 and December 31, 2016, respectively.

We pledge loan collateral at the FHLB to secure borrowing capacity. As of June 30, 2017 and December 31, 2016, we pledged loan collateral of $27.1 billion and $29.3 billion to secure borrowing capacity of $21.7 billion and $24.9 billion, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of June 30, 2017 and December 31, 2016.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	June 30, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,542	N/A	$1,840	N/A
International card businesses	108	$32	96	$42
Total credit card	1,650	32	1,936	42
Consumer Banking:
Auto	0	273	0	223
Home loan	0	259	0	273
Retail banking	0	33	0	31
Total consumer banking	0	565	0	527

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$0	$34	$0	$30
Commercial and industrial	0	643	0	988
Total commercial lending	0	677	0	1,018
Small-ticket commercial real estate	0	9	0	4
Total commercial banking	0	686	0	1,022
Other loans	0	9	0	8
Total	$1,650	$1,292	$1,936	$1,599
% of Total loans	0.68%	0.53%	0.79%	0.65%
__________

(1)
Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from loans reported as 90 days or more past due and accruing interest as well as nonperforming loans. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on our policies for nonperforming loans.

Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The primary indicators we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of loan migration between delinquency categories over time.
The table below displays the geographic profile of our credit card loan portfolio as of June 30, 2017 and December 31, 2016.
Table 4.3: Credit Card Risk Profile by Geographic Region

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$10,629	10.4%	$11,068	10.5%
Texas	6,980	6.9	7,227	6.8
New York	6,780	6.7	7,090	6.7
Florida	6,269	6.2	6,540	6.2
Illinois	4,271	4.2	4,492	4.3
Pennsylvania	3,822	3.8	4,048	3.8
Ohio	3,436	3.4	3,654	3.5
New Jersey	3,313	3.3	3,488	3.3
Michigan	2,994	2.9	3,164	3.0
Other	44,372	43.6	46,349	43.9
Total domestic credit card	92,866	91.4	97,120	92.0
International card businesses:
Canada	5,750	5.7	5,594	5.3
United Kingdom	2,974	2.9	2,838	2.7
Total international card businesses	8,724	8.6	8,432	8.0
Total credit card	$101,590	100.0%	$105,552	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
The table below presents net charge-offs for the three and six months ended June 30, 2017 and 2016.

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card	$1,172	5.11%	$874	4.07%	$2,368	5.12%	$1,761	4.12%
International card businesses	84	4.08	75	3.54	159	3.88	138	3.39
Total credit card	$1,256	5.02	$949	4.02	$2,527	5.02	$1,899	4.05
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
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans as of June 30, 2017 and December 31, 2016.

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.5: Consumer Banking Risk Profile by Geographic Region

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$6,821	9.1%	$6,304	8.6%
California	5,907	7.9	5,448	7.5
Florida	4,334	5.8	3,985	5.5
Georgia	2,657	3.5	2,506	3.4
Louisiana	2,255	3.0	2,159	3.0
Ohio	2,188	2.9	2,017	2.8
Illinois	2,161	2.9	2,065	2.8
Other	25,442	33.9	23,432	32.0
Total auto	51,765	69.0	47,916	65.6
Home loan:
California	4,398	5.9	4,993	6.8
New York	2,030	2.7	2,036	2.8
Maryland	1,325	1.8	1,409	1.9
Virginia	1,134	1.5	1,204	1.7
Illinois	1,110	1.5	1,218	1.7
New Jersey	1,041	1.4	1,112	1.5
Louisiana	911	1.2	985	1.3
Other	7,775	10.4	8,627	11.8
Total home loan	19,724	26.4	21,584	29.5
Retail banking:
Louisiana	973	1.3	1,010	1.4
New York	936	1.2	941	1.3
Texas	735	1.0	756	1.0
New Jersey	222	0.3	238	0.3
Maryland	185	0.2	190	0.3
Virginia	155	0.2	156	0.2
Other	278	0.4	263	0.4
Total retail banking	3,484	4.6	3,554	4.9
Total consumer banking	$74,973	100.0%	$73,054	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
The table below presents nonperforming loans in our consumer banking loan portfolio as of June 30, 2017 and December 31, 2016, as well as net charge-offs for the three and six months ended June 30, 2017 and 2016.

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Amount	Rate(2)	Amount	Rate(2)	Amount	Rate(2)	Amount	Rate(2)
Net charge-offs:
Auto	$215	1.70%	$130	1.20%	$414	1.67%	$298	1.39%
Home loan(3)	2	0.04	5	0.09	4	0.03	8	0.07
Retail banking	15	1.71	11	1.26	32	1.81	23	1.31
Total consumer banking(3)	$232	1.25	$146	0.83	$450	1.22	$329	0.93

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate(4)	Amount	Rate(4)
Nonperforming loans:
Auto	$273	0.53%	$223	0.47%
Home loan(5)	259	1.31	273	1.26
Retail banking	33	0.96	31	0.86
Total consumer banking(5)	$565	0.75	$527	0.72
__________

(1)
In the second quarter of 2017, we implemented changes in accounting estimate impacting our charge-off practices for the treatment of certain loans within our consumer banking loan portfolio. The Auto net charge-offs amount includes approximately $48 million associated with implementing these changes, with an impact to the net charge-off rate of 38 basis points and 19 basis points for the three and six months ended June 30, 2017, respectively. Excluding this impact, the Auto net charge-off rate in those periods would have been 1.32% and 1.48%, respectively. The impact to the Consumer Banking net charge-off rate was 26 basis points and 13 basis points for the three and six months ended June 30, 2017, respectively. Excluding this impact, the Consumer Banking net charge-off rate in those periods would have been 0.99% and 1.09%, respectively. See “Note 1—Summary of Significant Accounting Policies” in this Report for additional information.

(2)	The net charge-off rate is calculated by dividing annualized net charge-offs by average balance of loans held for investment for the period for each loan category.

(3)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.10% and 1.50%, respectively, for the three months ended June 30, 2017, compared to 0.31% and 1.09%, respectively, for the three months ended June 30, 2016; and 0.09% and 1.48%, respectively, for the six months ended June 30, 2017, compared to 0.24% and 1.24%, respectively, for the six months ended June 30, 2016.

(4)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(5)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 3.50% and 0.90%, respectively, as of June 30, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

Home Loan
Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we monitor a variety of mortgage loan characteristics that may affect the default experience on this loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices after the peak in 2006 and subsequent rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards.
The following table presents the distribution of our home loan portfolio as of June 30, 2017 and December 31, 2016, based on selected key risk characteristics.

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2017
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2008	$1,895	9.6%	$8,410	42.6%	$10,305	52.2%
2009	70	0.4	907	4.6	977	5.0
2010	72	0.4	1,280	6.5	1,352	6.9
2011	127	0.6	1,390	7.1	1,517	7.7
2012	795	4.0	209	1.1	1,004	5.1
2013	418	2.1	51	0.3	469	2.4
2014	513	2.6	29	0.1	542	2.7
2015	968	4.9	28	0.1	996	5.0
2016	1,680	8.5	23	0.1	1,703	8.6
2017	838	4.3	21	0.1	859	4.4
Total	$7,376	37.4%	$12,348	62.6%	$19,724	100.0%
Geographic concentration:(4)
California	$992	5.0%	$3,406	17.3%	$4,398	22.3%
New York	1,412	7.2	618	3.1	2,030	10.3
Maryland	610	3.1	715	3.6	1,325	6.7
Virginia	531	2.7	603	3.1	1,134	5.8
Illinois	136	0.7	974	4.9	1,110	5.6
New Jersey	393	2.0	648	3.3	1,041	5.3
Louisiana	891	4.5	20	0.1	911	4.6
Texas	788	4.0	87	0.4	875	4.4
Florida	169	0.8	661	3.4	830	4.2
Arizona	93	0.5	684	3.5	777	4.0
Other	1,361	6.9	3,932	19.9	5,293	26.8
Total	$7,376	37.4%	$12,348	62.6%	$19,724	100.0%
Lien type:
1st lien	$6,411	32.5%	$12,102	61.4%	$18,513	93.9%
2nd lien	965	4.9	246	1.2	1,211	6.1
Total	$7,376	37.4%	$12,348	62.6%	$19,724	100.0%
Interest rate type:
Fixed rate	$3,645	18.5%	$1,700	8.6%	$5,345	27.1%
Adjustable rate	3,731	18.9	10,648	54.0	14,379	72.9
Total	$7,376	37.4%	$12,348	62.6%	$19,724	100.0%

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2008	$2,166	10.0%	$9,684	44.9%	$11,850	54.9%
2009	80	0.4	1,088	5.0	1,168	5.4
2010	82	0.4	1,562	7.2	1,644	7.6
2011	139	0.6	1,683	7.8	1,822	8.4
2012	969	4.5	268	1.2	1,237	5.7
2013	465	2.2	59	0.2	524	2.4
2014	557	2.6	31	0.2	588	2.8
2015	1,024	4.7	30	0.2	1,054	4.9
2016	1,674	7.8	23	0.1	1,697	7.9
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Geographic concentration:(4)
California	$976	4.5%	$4,017	18.6%	$4,993	23.1%
New York	1,343	6.2	693	3.2	2,036	9.4
Maryland	585	2.7	824	3.9	1,409	6.6
Illinois	108	0.5	1,110	5.1	1,218	5.6
Virginia	490	2.3	714	3.3	1,204	5.6
New Jersey	379	1.8	733	3.4	1,112	5.2
Louisiana	962	4.5	23	0.1	985	4.6
Florida	159	0.7	772	3.6	931	4.3
Arizona	89	0.4	799	3.7	888	4.1
Texas	725	3.4	98	0.4	823	3.8
Other	1,340	6.2	4,645	21.5	5,985	27.7
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Interest rate type:
Fixed rate	$3,394	15.8%	$1,822	8.4%	$5,216	24.2%
Adjustable rate	3,762	17.4	12,606	58.4	16,368	75.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
__________

(1)	The PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(2)	Percentages within each risk category are calculated based on period-end amounts.

(3)	Modified loans are reported in the origination year of the initial borrowing.

(4)	States listed represent those that have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $384 million and $382 million as of June 30, 2017 and December 31, 2016, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of June 30, 2017 and December 31, 2016, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheets totaled $48 million and $69 million, respectively.

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2017 and December 31, 2016.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-Ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,636	57.0%	$8,863	22.3%	$274	61.9%	$24,773	36.6%
Mid-Atlantic	3,212	11.7	3,896	9.8	16	3.6	7,124	10.5
South	3,924	14.3	15,100	37.9	28	6.3	19,052	28.2
Other	4,656	17.0	11,942	30.0	125	28.2	16,723	24.7
Total	$27,428	100.0%	$39,801	100.0%	$443	100.0%	$67,672	100.0%
Internal risk rating:(3)
Noncriticized	$26,930	98.2%	$36,439	91.5%	$433	97.8%	$63,802	94.3%
Criticized performing	438	1.6	2,221	5.6	1	0.2	2,660	3.9
Criticized nonperforming	34	0.1	643	1.6	9	2.0	686	1.0
PCI loans	26	0.1	498	1.3	0	0.0	524	0.8
Total	$27,428	100.0%	$39,801	100.0%	$443	100.0%	$67,672	100.0%

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-Ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,714	59.0%	$9,628	24.2%	$298	61.7%	$25,640	38.3%
Mid-Atlantic	3,024	11.4	3,450	8.7	16	3.3	6,490	9.7
South	4,032	15.2	15,193	38.1	34	7.0	19,259	28.8
Other	3,839	14.4	11,553	29.0	135	28.0	15,527	23.2
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
Internal risk rating:(3)
Noncriticized	$26,309	98.9%	$36,046	90.5%	$473	97.9%	$62,828	93.9%
Criticized performing	242	0.9	2,205	5.5	6	1.3	2,453	3.7
Criticized nonperforming	30	0.1	988	2.5	4	0.8	1,022	1.5
PCI loans	28	0.1	585	1.5	0	0.0	613	0.9
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

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
Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which are reported separately as of June 30, 2017, and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.
Table 4.9: Impaired Loans(1)

	June 30, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$589	$0	$589	$189	$400	$575
International card businesses	156	0	156	76	80	151
Total credit card(2)	745	0	745	265	480	726
Consumer Banking:
Auto(3)	311	172	483	28	455	766
Home loan	235	114	349	18	331	444
Retail banking	48	10	58	10	48	62
Total consumer banking	594	296	890	56	834	1,272
Commercial Banking:
Commercial and multifamily real estate	107	30	137	8	129	140
Commercial and industrial	928	192	1,120	133	987	1,551
Total commercial lending	1,035	222	1,257	141	1,116	1,691
Small-ticket commercial real estate	8	0	8	0	8	10
Total commercial banking	1,043	222	1,265	141	1,124	1,701
Total	$2,382	$518	$2,900	$462	$2,438	$3,699

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$581	$0	$581	$174	$407	$566
International card businesses	134	0	134	65	69	129
Total credit card(2)	715	0	715	239	476	695
Consumer Banking:
Auto(3)	316	207	523	24	499	807
Home loan	241	117	358	19	339	464
Retail banking	52	10	62	14	48	65
Total consumer banking	609	334	943	57	886	1,336
Commercial Banking:
Commercial and multifamily real estate	83	29	112	7	105	112
Commercial and industrial	1,249	144	1,393	162	1,231	1,444
Total commercial lending	1,332	173	1,505	169	1,336	1,556
Small-ticket commercial real estate	4	0	4	0	4	4
Total commercial banking	1,336	173	1,509	169	1,340	1,560
Total	$2,660	$507	$3,167	$465	$2,702	$3,591

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$588	$16	$586	$31
International card businesses	152	2	146	5
Total credit card(2)	740	18	732	36
Consumer Banking:
Auto(3)	491	11	501	26
Home loan	342	1	346	2
Retail banking	56	0	58	1
Total consumer banking	889	12	905	29
Commercial Banking:
Commercial and multifamily real estate	125	1	121	2
Commercial and industrial	1,173	5	1,246	8
Total commercial lending	1,298	6	1,367	10
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	1,306	6	1,374	10
Total	$2,935	$36	$3,011	$75

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$521	$14	$528	$28
International card businesses	135	2	132	5
Total credit card(2)	656	16	660	33
Consumer Banking:
Auto(3)	494	21	492	43
Home loan	364	1	364	2
Retail banking	60	1	61	1
Total consumer banking	918	23	917	46
Commercial Banking:
Commercial and multifamily real estate	128	1	113	2
Commercial and industrial	1,277	3	1,116	5
Total commercial lending	1,405	4	1,229	7
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	1,413	4	1,236	7
Total	$2,987	$43	$2,813	$86
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
The total recorded investment of loans modified in TDRs represents $2.4 billion and $2.5 billion of the impaired loans presented above as of June 30, 2017 and December 31, 2016, respectively. Consumer TDRs classified as performing totaled $1.2 billion and $1.1 billion as of June 30, 2017 and December 31, 2016, respectively. Commercial TDRs classified as performing totaled $580 million and $487 million as of June 30, 2017 and December 31, 2016, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $280 million and $208 million as of June 30, 2017 and December 31, 2016, respectively.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2017 and 2016.
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended June 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$87	100%	14.36%	0%	0	0%	$0
International card businesses	39	100	26.50	0	0	0	0
Total credit card	126	100	18.12	0	0	0	0
Consumer Banking:
Auto	61	52	3.65	99	7	0	0
Home loan	6	47	3.14	87	233	5	0
Retail banking	4	18	0.10	59	13	0	0
Total consumer banking	71	49	3.54	96	25	0	0
Commercial Banking:
Commercial and multifamily real estate	24	0	0.00	10	4	0	0
Commercial and industrial	134	18	2.23	47	9	0	0
Total commercial lending	158	15	2.23	41	9	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	159	15	2.23	41	9	0	0
Total	$356	52	13.35	37	17	0	$0

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Six Months Ended June 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$184	100%	14.09%	0%	0	0%	$0
International card businesses	83	100	26.33	0	0	0	0
Total credit card	267	100	17.92	0	0	0	0
Consumer Banking:
Auto	136	52	3.85	93	7	6	7
Home loan	14	54	2.49	83	227	2	0
Retail banking	6	30	1.19	62	11	0	0
Total consumer banking	156	51	3.66	91	25	5	7
Commercial Banking:
Commercial and multifamily real estate	26	8	0.02	17	5	0	0
Commercial and industrial	281	9	1.23	32	18	0	0
Total commercial lending	307	9	1.13	31	17	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	308	9	1.13	31	17	0	0
Total	$731	51	13.68	32	22	0	$7

	Total Loans Modified(1)(2)	Three Months Ended June 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$62	100%	12.81%	0%	0	0%	$0
International card businesses	33	100	26.01	0	0	0	0
Total credit card	95	100	17.47	0	0	0	0
Consumer Banking:
Auto	77	46	3.86	75	7	25	15
Home loan	12	52	2.29	95	252	2	0
Retail banking	4	47	4.10	58	10	35	1
Total consumer banking	93	47	3.64	77	46	22	16
Commercial Banking:
Commercial and multifamily real estate	0	0	0.00	0	0	0	0
Commercial and industrial	254	12	0.06	64	25	0	0
Total commercial lending	254	12	0.00	64	25	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	254	12	0.00	64	25	0	0
Total	$442	38	10.82	53	32	5	$16

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Six Months Ended June 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$124	100%	12.83%	0%	0	0%	$0
International card businesses	69	100	25.83	0	0	0	0
Total credit card	193	100	17.50	0	0	0	0
Consumer Banking:
Auto	163	44	3.89	74	7	26	36
Home loan	25	57	2.47	85	250	2	0
Retail banking	7	36	5.02	70	10	20	1
Total consumer banking	195	45	3.69	75	43	22	37
Commercial Banking:
Commercial and multifamily real estate	25	0	0.00	100	8	0	0
Commercial and industrial	301	10	0.05	58	23	0	0
Total commercial lending	326	9	0.05	62	21	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	326	9	0.05	61	21	0	0
Total	$714	43	11.93	49	30	6	$37
__________

(1)	Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified.

(2)
We present the modification types utilized most prevalently across our loan portfolios. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.

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

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	13,222	$25	26,027	$51
International card businesses(1)	13,761	27	25,186	43
Total credit card	26,983	52	51,213	94
Consumer Banking:
Auto	2,533	30	4,712	55
Home loan	8	3	19	6
Retail banking	9	2	20	3
Total consumer banking	2,550	35	4,751	64
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	21	89	35	108
Total commercial lending	21	89	35	108
Small-ticket commercial real estate	1	0	2	1
Total commercial banking	22	89	37	109
Total	29,555	$176	56,001	$267

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,231	$16	20,825	$34
International card businesses(1)	9,972	21	18,785	41
Total credit card	20,203	37	39,610	75
Consumer Banking:
Auto	2,061	22	3,913	43
Home loan	13	2	23	3
Retail banking	10	1	25	3
Total consumer banking	2,084	25	3,961	49
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	3	14	20	37
Total commercial lending	3	14	20	37
Small-ticket commercial real estate	2	0	2	0
Total commercial banking	5	14	22	37
Total	22,292	$76	43,593	$161
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of June 30, 2017 and December 31, 2016. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	June 30, 2017			December 31, 2016
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Outstanding balance	$14,184	$2,930	$11,254	$16,506	$3,272	$13,234
Carrying value(1)	12,898	2,052	10,846	15,074	2,263	12,811
__________

(1)
Includes $31 million of allowance for loan and lease losses for these loans as of both June 30, 2017 and December 31, 2016. We recorded a $9 million release for credit losses for the six months ended June 30, 2016.

Changes in Accretable Yield
The following table presents changes in the accretable yield on PCI loans:
Table 4.13: Changes in Accretable Yield on PCI Loans

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield, beginning of period	$2,903	$988	$1,915	$3,177	$1,064	$2,113
Accretion recognized in earnings	(155)	(54)	(101)	(321)	(110)	(211)
Reclassifications from/(to) nonaccretable differences(1)	2	(6)	8	8	(10)	18
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(59)	64	(123)	(173)	48	(221)
Accretable yield, end of period	$2,691	$992	$1,699	$2,691	$992	$1,699
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.

95	Capital One Financial Corporation (COF)

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2017 and 2016.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2017	$5,058	$1,163	$761	$2	$6,984
Charge-offs	(1,572)	(390)	(140)	0	(2,102)
Recoveries	316	158	4	6	484
Net charge-offs	(1,256)	(232)	(136)	6	(1,618)
Provision (benefit) for loan and lease losses	1,397	268	141	(5)	1,801
Allowance build (release) for loan and lease losses	141	36	5	1	183
Other changes(2)	11	0	(8)	0	3
Balance as of June 30, 2017	5,210	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of March 31, 2017	0	7	133	0	140
Provision (benefit) for losses on unfunded lending commitments	0	0	(1)	0	(1)
Balance as of June 30, 2017	0	7	132	0	139
Combined allowance and reserve as of June 30, 2017	$5,210	$1,206	$890	$3	$7,309

	Six Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(3,173)	(754)	(166)	0	(4,093)
Recoveries	646	304	7	8	965
Net charge-offs	(2,527)	(450)	(159)	8	(3,128)
Provision (benefit) for loan and lease losses	3,114	547	135	(7)	3,789
Allowance build (release) for loan and lease losses	587	97	(24)	1	661
Other changes(2)	17	0	(11)	0	6
Balance as of June 30, 2017	5,210	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Provision (benefit) for losses on unfunded lending commitments	0	0	3	0	3
Balance as of June 30, 2017	0	7	132	0	139
Combined allowance and reserve as of June 30, 2017	$5,210	$1,206	$890	$3	$7,309

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2016	$3,785	$914	$714	$3	$5,416
Charge-offs	(1,215)	(248)	(64)	(1)	(1,528)
Recoveries	266	102	4	1	373
Net charge-offs	(949)	(146)	(60)	0	(1,155)
Provision (benefit) for loan and lease losses	1,261	204	185	(1)	1,649
Allowance build (release) for loan and lease losses	312	58	125	(1)	494
Other changes(2)	(11)	0	(18)	0	(29)
Balance as of June 30, 2016	4,086	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of March 31, 2016	0	8	218	0	226
Provision (benefit) for losses on unfunded lending commitments	0	0	(57)	0	(57)
Balance as of June 30, 2016	0	8	161	0	169
Combined allowance and reserve as of June 30, 2016	$4,086	$980	$982	$2	$6,050

	Six Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Charge-offs	(2,437)	(539)	(112)	(2)	(3,090)
Recoveries	538	210	6	3	757
Net charge-offs	(1,899)	(329)	(106)	1	(2,333)
Provision (benefit) for loan and lease losses	2,332	433	356	(3)	3,118
Allowance build (release) for loan and lease losses	433	104	250	(2)	785
Other changes(2)	(1)	0	(33)	0	(34)
Balance as of June 30, 2016	4,086	972	821	2	5,881
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision (benefit) for losses on unfunded lending commitments	0	1	0	0	1
Balance as of June 30, 2016	0	8	161	0	169
Combined allowance and reserve as of June 30, 2016	$4,086	$980	$982	$2	$6,050
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of June 30, 2017 and December 31, 2016.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,945	$1,113	$616	$3	$6,677
Asset-specific(2)	265	56	141	0	462
PCI loans(3)	0	30	1	0	31
Total allowance for loan and lease losses	$5,210	$1,199	$758	$3	$7,170
Loans held for investment:
Collectively evaluated(1)	$100,845	$61,859	$65,883	$67	$228,654
Asset-specific(2)	745	743	1,265	0	2,753
PCI loans(3)	0	12,371	524	0	12,895
Total loans held for investment	$101,590	$74,973	$67,672	$67	$244,302
Allowance coverage ratio(4)	5.13%	1.60%	1.12%	4.48%	2.93%

	December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,367	$1,016	$622	$2	$6,007
Asset-specific(2)	239	57	169	0	465
PCI loans(3)	0	29	2	0	31
Total allowance for loan and lease losses	$4,606	$1,102	$793	$2	$6,503
Loans held for investment:
Collectively evaluated(1)	$104,835	$57,862	$64,794	$64	$227,555
Asset-specific(2)	715	736	1,509	0	2,960
PCI loans(3)	2	14,456	613	0	15,071
Total loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Allowance coverage ratio(4)	4.36%	1.51%	1.19%	3.13%	2.65%
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for further discussion on our card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2017 and 2016.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Estimated reimbursements from loss sharing partners:
Balance as of beginning of the period	$235	$197	$228	$194
Impact to net charge-offs	(67)	(53)	(132)	(105)
Impact to provision for credit losses	95	75	167	130
Balance as of end of the period	$263	$219	$263	$219

99	Capital One Financial Corporation (COF)

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
The table below presents a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2017 and December 31, 2016. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$28,934	$18,504	$0	$0	$0
Home loan securitizations(2)	0	0	188	69	1,143
Total securitization-related VIEs	28,934	18,504	188	69	1,143
Other VIEs:(3)
Affordable housing entities	187	9	4,158	1,266	4,158
Entities that provide capital to low-income and rural communities	1,127	128	0	0	0
Other	0	0	318	0	318
Total other VIEs	1,314	137	4,476	1,266	4,476
Total VIEs	$30,248	$18,641	$4,664	$1,335	$5,619

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,550	$19,662	$0	$0	$0
Home loan securitizations(2)	0	0	201	27	1,276
Total securitization-related VIEs	33,550	19,662	201	27	1,276
Other VIEs:(3)
Affordable housing entities	174	9	3,862	1,093	3,862
Entities that provide capital to low-income and rural communities	927	127	0	0	0
Other	0	0	187	0	187
Total other VIEs	1,101	136	4,049	1,093	4,049
Total VIEs	$34,651	$19,798	$4,250	$1,120	$5,325
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

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

(3)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.1 billion of assets and $817 million of liabilities as of June 30, 2017 and $1.9 billion of assets and $618 million of liabilities as of December 31, 2016.

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
The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2017 and December 31, 2016.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
June 30, 2017:
Securities held by third-party investors	$18,358	$1,361		$47	$641
Receivables in the trust	29,438	1,407		41	646
Cash balance of spread or reserve accounts	0	8		N/A	125
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2016:
Securities held by third-party investors	$18,826	$1,499		$56	$697
Receivables in the trust	31,762	1,549		50	702
Cash balance of spread or reserve accounts	0	8		N/A	130
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

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

Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of June 30, 2017 and December 31, 2016, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.4 billion and $1.5 billion as of June 30, 2017 and December 31, 2016, respectively.
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
In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As advances occur, we record an asset in the form of negative amortization bonds, which are held at fair value in other assets on our consolidated balance sheets. Our maximum exposure is affected by rate caps and monthly payment change caps, but the funding obligation cannot exceed the difference between the original loan balance multiplied by a preset negative amortization cap and the current unpaid principal balance. For the transactions where the negative amortization funding agreements have been terminated, incremental negative amortization is funded through the available cash flow in each transaction.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both June 30, 2017 and December 31, 2016. We also have unfunded commitments of $5 million related to those interests for our non-consolidated VIEs as of both June 30, 2017 and December 31, 2016.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $646 million and $702 million as of June 30, 2017 and December 31, 2016, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain securitizations, the obligation reverts to us and we would be required to acquire a maximum of approximately $410 million of loan receivables and other assets upon our execution of these clean-up calls with the requirement to absorb any losses on the loan receivables and other assets. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to these obligations.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $84 million and $85 million as of June 30, 2017 and December 31, 2016, respectively. We also have credit exposure on an agreement that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our maximum credit exposure related to the agreement totaled $12 million as of both June 30, 2017 and December 31, 2016. Our obligation under the agreement included in other liabilities on our consolidated balance sheets was $8 million as of both June 30, 2017 and December 31, 2016.

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2017 and 2016, we recognized amortization of $230 million and $196 million, respectively, and tax credits of $238 million and $228 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.0 billion and $3.8 billion as of June 30, 2017 and December 31, 2016, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.4 billion and $1.2 billion as of June 30, 2017 and December 31, 2016, respectively. Predominantly all of this liability is expected to be paid from 2017 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $4.2 billion and $3.9 billion as of June 30, 2017 and December 31, 2016, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $4.2 billion and $3.9 billion as of June 30, 2017 and December 31, 2016, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.4 billion and $11.5 billion as of June 30, 2017 and December 31, 2016, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.1 billion and $927 million as of June 30, 2017 and December 31, 2016, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $318 million and $187 million as of June 30, 2017 and December 31, 2016, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of June 30, 2017 and December 31, 2016. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2017
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,524	N/A	$14,524
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,151	$(1,802)	349
Core deposit intangibles	1,391	(1,360)	31
Other(2)	314	(152)	162
Total intangible assets	3,856	(3,314)	542
Total goodwill and intangible assets	$18,380	$(3,314)	$15,066
MSRs:
Consumer MSRs(3)	$85	N/A	$85
Commercial MSRs(4)	314	$(102)	212
Total MSRs	$399	$(102)	$297

	December 31, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,519	N/A	$14,519
Intangible assets:
PCCR intangibles	2,151	$(1,715)	436
Core deposit intangibles	1,391	(1,345)	46
Other(2)	314	(131)	183
Total intangible assets	3,856	(3,191)	665
Total goodwill and intangible assets	$18,375	$(3,191)	$15,184
MSRs:
Consumer MSRs(3)	$80	N/A	$80
Commercial MSRs(4)	276	$(82)	194
Total MSRs	$356	$(82)	$274
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $61 million and $123 million for the three and six months ended June 30, 2017, respectively, and $95 million and $196 million for the three and six months ended June 30, 2016, respectively.

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of June 30, 2017 and December 31, 2016.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2016	$5,018	$4,600	$4,901	$14,519
Other adjustments(1)	5	0	0	5
Balance as of June 30, 2017	$5,023	$4,600	$4,901	$14,524
__________

(1)	Represent foreign currency translation adjustments.

106	Capital One Financial Corporation (COF)

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
Securitized Debt Obligations
Our borrowings due to securitization investors decreased to $18.4 billion as of June 30, 2017 from $18.8 billion as of December 31, 2016. During the first six months of 2017, $3.0 billion of new debt was issued to third-party investors from our credit card loan securitization trust, more than offset by $3.5 billion of maturities.
Senior and Subordinated Notes
We had $28.5 billion and $23.4 billion of senior and subordinated notes outstanding as of June 30, 2017 and December 31, 2016, respectively. During the first six months of 2017, we issued $6.5 billion of long-term senior and subordinated debt comprised of $1.4 billion of floating-rate notes and $5.1 billion of fixed-rate notes. During the first six months of 2017, $1.5 billion of senior and subordinated notes matured.
FHLB Advances and Other
We have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.4 billion and $1.9 billion as of June 30, 2017 and December 31, 2016, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. Outstanding FHLB advances totaled $2.1 billion and $17.2 billion as of June 30, 2017 and December 2016, respectively, substantially all of which represented long-term advances generally callable on either a one-month or a three-month basis. We did not access the Federal Reserve Discount Window for funding during 2016 or the first six months of 2017.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2017 and December 31, 2016. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The carrying value presented below for these borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2017	December 31, 2016
Deposits:
Non-interest-bearing deposits	$25,953	$25,502
Interest-bearing deposits	213,810	211,266
Total deposits	$239,763	$236,768
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$958	$992
Total short-term borrowings	$958	$992

	June 30, 2017
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Carrying Value	December 31, 2016
Long-term debt:
Securitized debt obligations(1)	2017 - 2025	1.20 - 5.75%	1.88%	$18,358	$18,826
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2017 - 2027	1.50 - 6.75	2.76	21,174	17,546
Floating unsecured senior debt	2018 - 2023	1.85 - 2.33	2.08	2,748	1,353
Total unsecured senior debt			2.68	23,922	18,899
Fixed unsecured subordinated debt	2019 - 2026	3.38 - 8.80	4.09	4,556	4,532
Total senior and subordinated notes				28,478	23,431
Other long-term borrowings:
FHLB advances	2017 - 2023	1.20 - 5.54	1.24	2,114	17,179
Capital lease obligations	2024 - 2035	3.09 - 12.86	5.90	46	32
Total other long-term borrowings				2,160	17,211
Total long-term debt				$48,996	$59,468
Total short-term borrowings and long-term debt				$49,954	$60,460
__________

(1)	Carrying value includes fair value hedge accounting adjustments.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2017 and 2016:
Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1	$2	$2
Total short-term borrowings	1	1	2	2
Long-term debt:
Securitized debt obligations(1)	82	47	151	95
Senior and subordinated notes(1)	179	111	328	217
Other long-term borrowings	11	27	35	50
Total long-term debt	272	185	514	362
Total interest expense on short-term borrowings and long-term debt	$273	$186	$516	$364
__________

(1)	Interest expense includes the impact from qualifying hedge accounting relationships.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage asset and liability positions and market risk exposure and limits in accordance with market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency so we may limit our earnings and capital ratio exposures to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. Under the Dodd-Frank Act, we are required to clear eligible derivative transactions through Central Counterparty Clearinghouses (“CCPs”) such as the Chicago Mercantile Exchange (“CME”) and Clearnet (“LCH”), which are often referred to as “central clearinghouses.” The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business, and usually offset our exposure through derivative transactions with other counterparties.
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
To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties. These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty. Certain of these bilateral agreements include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to terminate the derivative contract and close out the existing positions.
We also clear certain OTC derivatives with central clearinghouses through futures commission merchants (“FCMs”) as part of the regulatory requirement. The use of the central clearinghouses and the FCMs reduces our bilateral counterparty credit exposures while it increases our credit exposures to CCPs and FCMs. We are required by CCPs to post initial and variation margin to mitigate the risk of non-payment through our FCMs. Our FCM agreements governing these derivative transactions generally include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as a settlement of the position rather than collateral. We adopted this variation margin rule change in the second quarter of 2017. As a result, we began reducing the corresponding derivative assets and liabilities for CME-cleared OTC derivatives to reflect the settlement of these positions. Variation margin payments for LCH-cleared OTC derivatives continue to be characterized as collateral.
We record counterparty credit risk valuation adjustments (“CVAs”) on our OTC derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. We also adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality (“DVAs”). We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve.
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

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments on as of June 30, 2017 and December 31, 2016, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged.

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2017			December 31, 2016
	Notional or Contractual Amount	Derivative(1)(5)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$51,592	$124	$89	$40,480	$295	$569
Cash flow hedges	58,700	30	89	50,400	151	287
Total interest rate contracts	110,292	154	178	90,880	446	856
Foreign exchange contracts:
Cash flow hedges	5,802	0	143	5,620	108	9
Net investment hedges	2,716	1	101	2,396	163	0
Total foreign exchange contracts	8,518	1	244	8,016	271	9
Total derivatives designated as accounting hedges	118,810	155	422	98,896	717	865
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,491	11	2	1,696	17	21
Customer accommodation	42,657	571	437	39,474	670	530
Other interest rate exposures(3)	2,837	36	12	1,105	33	8
Total interest rate contracts	46,985	618	451	42,275	720	559
Other contracts	1,055	0	6	1,767	57	14
Total derivatives not designated as accounting hedges	48,040	618	457	44,042	777	573
Total derivatives	$166,850	$773	$879	$142,938	$1,494	$1,438
Less: netting adjustment(4)		(309)	(355)		(539)	(336)
Total derivative assets/liabilities		$464	$524		$955	$1,102
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of June 30, 2017 and December 31, 2016, the cumulative CVA balances were $4 million and $6 million, respectively, and the cumulative DVA balances were less than $1 million as of both June 30, 2017 and December 31, 2016.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Includes mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 9.2 for further information.

(5)
Reflects a reduction of derivative assets of $58 million and a reduction of derivative liabilities of $348 million on our consolidated balance sheets as of June 30, 2017 as a result of adoption of the CME variation margin rule change in the second quarter of 2017.

Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. Derivative contracts that are cleared with central clearinghouses through FCMs are not subject to offsetting due to the uncertainty existing around an end-user’s ability to setoff these derivative contracts. Therefore, as of June 30, 2017 and December 31, 2016, we did not offset our derivative positions cleared through clearinghouses.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

centrally cleared derivatives, we are subject to initial margin and daily variation margin posting with the central clearinghouses. Acceptable types of collateral are typically in the form of cash or high quality liquid securities.
The exchange of collateral is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged.
The following table presents as of June 30, 2017 and December 31, 2016 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of June 30, 2017
Derivatives assets(1)(2)	$773	$(117)	$(192)	$464	$0	$464
As of December 31, 2016
Derivatives assets(1)(2)	1,494	(152)	(387)	955	(11)	944

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of June 30, 2017
Derivatives liabilities(1)(2)	$879	$(117)	$(238)	$524	$0	$524
Repurchase agreements(3)	958	0	0	958	(958)	0
As of December 31, 2016
Derivatives liabilities(1)(2)	1,438	(152)	(184)	1,102	0	1,102
Repurchase agreements	992	0	0	992	(992)	0
__________

(1)
Reflects a reduction of derivative assets of $58 million and a reduction of derivative liabilities of $348 million on our consolidated balance sheets as of June 30, 2017 as a result of adoption of the CME variation margin rule change in the second quarter of 2017.

(2)
We received cash collateral from derivative counterparties totaling $234 million and $448 million as of June 30, 2017 and December 31, 2016, respectively. We also received securities from derivative counterparties with a fair value of $1 million and $16 million as of June 30, 2017 and December 31, 2016, respectively, which we have the ability to re-pledge. We posted $837 million and $1.5 billion of cash collateral as of June 30, 2017 and December 31, 2016, respectively.

(3)
Represents customer repurchase agreements that mature the next business day. As of June 30, 2017, we pledged collateral with a fair value of $977 million under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement Presentation and AOCI
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2017 and 2016.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains recognized in earnings on derivatives	$138	$182	$93	$390
Losses recognized in earnings on hedged items	(132)	(175)	(93)	(367)
Net fair value hedge ineffectiveness gains (losses)	6	7	0	23
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	3	8	3	18
Customer accommodation	6	7	16	12
Other interest rate exposures	14	16	21	31
Total interest rate contracts	23	31	40	61
Other contracts	0	(9)	0	(9)
Total gains on derivatives not designated as accounting hedges	23	22	40	52
Net derivative gains recognized in earnings	$29	$29	$40	$75
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2017 and 2016.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$69	$192	$39	$618
Foreign exchange contracts	5	0	9	0
Subtotal	74	192	48	618
Net investment hedges:
Foreign exchange contracts	(58)	122	(80)	163
Net derivatives gains (losses) recognized in AOCI	$16	$314	$(32)	$781
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$24	$48	$61	$98
Foreign exchange contracts(2)	5	1	8	0
Subtotal	29	49	69	98
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	4	0	3	3
Net derivative gains (losses) recognized in earnings	$33	$49	$72	$101
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $47 million currently recorded in AOCI as of June 30, 2017. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately seven years as of June 30, 2017. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2017 and December 31, 2016.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	June 30, 2017	December 31, 2016
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2017 and 2016.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2017	$32	$(598)	$(144)	$(205)	$(19)	$(934)
Other comprehensive income before reclassifications	147	0	74	31	4	256
Amounts reclassified from AOCI into earnings	2	23	(29)	0	(1)	(5)
Net other comprehensive income (loss)	149	23	45	31	3	251
AOCI as of June 30, 2017	$181	$(575)	$(99)	$(174)	$(16)	$(683)

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income before reclassifications	183	0	48	48	11	290
Amounts reclassified from AOCI into earnings	2	46	(69)	0	(3)	(24)
Net other comprehensive income (loss)	185	46	(21)	48	8	266
AOCI as of June 30, 2017	$181	$(575)	$(99)	$(174)	$(16)	$(683)

	Three Months Ended June 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2016	$349	$(704)	$497	$(142)	$(41)	$(41)
Other comprehensive income (loss) before reclassifications	137	0	192	(30)	8	307
Amounts reclassified from AOCI into earnings	(1)	25	(49)	0	0	(25)
Net other comprehensive income (loss)	136	25	143	(30)	8	282
AOCI as of June 30, 2016	$485	$(679)	$640	$(172)	$(33)	$241

	Six Months Ended June 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
Other comprehensive income (loss) before reclassifications	319	0	618	(29)	(5)	903
Amounts reclassified from AOCI into earnings	4	46	(98)	0	2	(46)
Net other comprehensive income (loss)	323	46	520	(29)	(3)	857
AOCI as of June 30, 2016	$485	$(679)	$640	$(172)	$(33)	$241
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and six months ended June 30, 2017 and 2016.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2017	2016	2017	2016
Securities available for sale:
	Non-interest income	$(4)	$1	$(4)	$(7)
	Income tax provision (benefit)	(2)	0	(2)	(3)
	Net income (loss)	(2)	1	(2)	(4)
Securities held to maturity:(1)
	Interest income	(37)	(40)	(73)	(73)
	Income tax provision (benefit)	(14)	(15)	(27)	(27)
	Net income (loss)	(23)	(25)	(46)	(46)
Cash flow hedges:
Interest rate contracts:	Interest income	39	78	97	157
Foreign exchange contracts:	Interest income	7	1	13	0
	Non-interest income	0	0	0	(1)
	Income from continuing operations before income taxes	46	79	110	156
	Income tax provision	17	30	41	58
	Net income	29	49	69	98
Other:
	Various (pension and other)	2	0	4	(2)
	Income tax provision	1	0	1	0
	Net income	1	0	3	(2)
Total reclassifications		$5	$25	$24	$46
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2017 and 2016.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2017			2016
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$237	$88	$149	$212	$76	$136
Net changes in securities held to maturity	37	14	23	41	16	25
Net unrealized gains (losses) on cash flow hedges	72	27	45	227	84	143
Foreign currency translation adjustments(1)	(3)	(34)	31	40	70	(30)
Other	5	2	3	12	4	8
Other comprehensive income	$348	$97	$251	$532	$250	$282

	Six Months Ended June 30,
	2017			2016
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$283	$98	$185	$508	$185	$323
Net changes in securities held to maturity	73	27	46	74	28	46
Net unrealized gains (losses) on cash flow hedges	(32)	(11)	(21)	827	307	520
Foreign currency translation adjustments(1)	1	(47)	48	66	95	(29)
Other	12	4	8	(5)	(2)	(3)
Other comprehensive income	$337	$71	$266	$1,470	$613	$857
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2017	2016	2017	2016
Income from continuing operations, net of tax	$1,047	$943	$1,842	$1,961
Income (loss) from discontinued operations, net of tax	(11)	(1)	4	(6)
Net income	1,036	942	1,846	1,955
Dividends and undistributed earnings allocated to participating securities(1)	(8)	(6)	(13)	(12)
Preferred stock dividends	(80)	(65)	(133)	(102)
Net income available to common stockholders	$948	$871	$1,700	$1,841

Total weighted-average basic shares outstanding	484.0	511.7	483.1	517.6
Effect of dilutive securities:
Stock options	2.4	2.0	2.6	1.9
Other contingently issuable shares	1.0	1.2	1.2	1.2
Warrants(2)	0.7	1.6	0.8	1.6
Total effect of dilutive securities	4.1	4.8	4.6	4.7
Total weighted-average diluted shares outstanding	488.1	516.5	487.7	522.3

Basic earnings per common share:
Net income from continuing operations	$1.98	$1.70	$3.51	$3.57
Income (loss) from discontinued operations	(0.02)	0.00	0.01	(0.01)
Net income per basic common share	$1.96	$1.70	$3.52	$3.56

Diluted earnings per common share:(3)
Net income from continuing operations	$1.96	$1.69	$3.48	$3.53
Income (loss) from discontinued operations	(0.02)	0.00	0.01	(0.01)
Net income per diluted common share	$1.94	$1.69	$3.49	$3.52
__________

(1)
Dividends and undistributed earnings allocated to participating securities includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). There were 1.4 million and 4.1 million warrants to purchase common stock outstanding as of June 30, 2017 and 2016, respectively.

(3)
Excluded from the computation of diluted earnings per share were 310,000 shares related to options with an exercise price of $82.08 to $86.34, and 266,000 shares related to options with exercise prices ranging from $82.08 to $86.34 for the three and six months ended June 30, 2017, respectively, and 2.1 million shares related to options with exercise prices ranging from $63.73 to $82.62, and 2.5 million shares related to options with exercise prices ranging from $63.73 to $88.81 for the three and six months ended June 30, 2016, respectively, because their inclusion would be anti-dilutive.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. During the six months ended June 30, 2017, we had minimal movements between Levels 1 and 2.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2017
	Fair Value Measurements Using			Netting Adjustments (1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,215	$0	$0	$—	$5,215
RMBS	0	28,699	429	—	29,128
CMBS	0	4,909	17	—	4,926
Other ABS	0	627	0	—	627
Other securities	281	934	9	—	1,224
Total securities available for sale	5,496	35,169	455	—	41,120
Other assets:
Derivative assets(1)(2)	2	714	57	(309)	464
Other(3)	256	0	273	—	529
Total assets	$5,754	$35,883	$785	$(309)	$42,113
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$1	$846	$32	$(355)	$524
Total liabilities	$1	$846	$32	$(355)	$524

	December 31, 2016
	Fair Value Measurements Using			Netting Adjustments (1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,065	$0	$0	$—	$5,065
RMBS	0	28,731	518	—	29,249
CMBS	0	4,937	51	—	4,988
Other ABS	0	714	0	—	714
Other securities	295	417	9	—	721
Total securities available for sale	5,360	34,799	578	—	40,737
Other assets:
Derivative assets(1)(2)	7	1,440	47	(539)	955
Other(3)	219	0	281	—	500
Total assets	$5,586	$36,239	$906	$(539)	$42,192
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$12	$1,397	$29	$(336)	$1,102
Total liabilities	$12	$1,397	$29	$(336)	$1,102

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payable and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instrument and Hedging Activities” for additional information.

(2)
Does not reflect $3 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2017 and December 31, 2016, respectively. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Other includes consumer MSRs of $85 million and $80 million, retained interests in securitizations of $188 million and $201 million and deferred compensation plan assets of $256 million and $219 million as of June 30, 2017 and December 31, 2016, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(3)

(Dollars in millions)	Balance, April 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2017
Assets:
Securities available for sale:
RMBS	$449	$8	$10	$0	$(5)	$0	$(24)	$159	$(168)	$429	$8
CMBS	78	0	0	0	0	0	(1)	0	(60)	17	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	536	8	10	0	(5)	0	(25)	159	(228)	455	8
Other assets:
Derivative assets(4)	53	4	0	0	0	22	(15)	0	(7)	57	4
Consumer MSRs	86	(5)	0	0	0	5	(1)	0	0	85	(5)
Retained interest in securitizations	195	(7)	0	0	0	0	0	0	0	188	(7)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(31)	$(3)	$0	$0	$0	$(7)	$7	$0	$2	$(32)	$(3)

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(3)

(Dollars in millions)	Balance, April 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2016
Assets:
Securities available for sale:
RMBS	$505	$7	$11	$59	$0	$0	$(31)	$80	$(76)	$555	$8
CMBS	251	0	1	63	0	0	(6)	0	(181)	128	0
Other ABS	30	0	0	0	0	0	0	0	0	30	0
Other securities	11	0	0	8	0	0	0	0	0	19	0
Total securities available for sale	797	7	12	130	0	0	(37)	80	(257)	732	8
Other assets:
Derivative assets(4)	71	9	0	0	0	30	(15)	0	(10)	85	9
Consumer MSRs	59	(8)	0	0	0	4	(2)	0	0	53	(8)
Retained interest in securitizations	201	2	0	0	0	0	0	0	0	203	2
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(40)	$(15)	$0	$0	$0	$(24)	$10	$0	$2	$(67)	$(15)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(3)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2017
Assets:
Securities available for sale:
RMBS	$518	$17	$18	$0	$(5)	$0	$(46)	$212	$(285)	$429	$17
CMBS	51	0	0	60	0	0	(2)	0	(92)	17	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	578	17	18	60	(5)	0	(48)	212	(377)	455	17
Other assets:
Derivative assets(4)	47	3	0	0	0	40	(25)	0	(8)	57	3
Consumer MSRs	80	(4)	0	0	0	12	(3)	0	0	85	(4)
Retained interest in securitizations	201	(13)	0	0	0	0	0	0	0	188	(13)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(29)	$(2)	$0	$0	$0	$(13)	$10	$0	$2	$(32)	$(2)

124	Capital One Financial Corporation (COF)

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

(2)
During the three and six months ended June 30, 2017 and 2016, the transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these securities as evidenced by wider pricing variations among pricing vendors. Transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$429	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate Default rate Loss severity	1-9% 0-33% 0-17% 9-90%	5% 4% 4% 58%
CMBS	17	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate	3% 0%	3% 0%
Other securities	9	Discounted cash flows	Yield	2%	2%
Other assets:
Derivative assets(1)	57	Discounted cash flows	Swap rates	2-3%	2%
Consumer MSRs	85	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	8-21% 16% 500-1,500 bps $75-$100	15% 16% 585 bps $76
Retained interests in securitization(2)	188	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	2-85 2-11% 3-12% 1-5% 9-111%	N/A
Liabilities:
Derivative liabilities(1)	$32	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$518	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-15% 0-30% 0-16% 9-87%	5% 4% 4% 57%
CMBS	51	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Derivative assets(1)	47	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	80	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	8-20% 15% 580-1,500 bps $75-$100	15% 15% 636 bps $76
Retained interests in securitization(2)	201	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-87 2-11% 4-11% 1-6% 7-102%	N/A
Liabilities:
Derivative liabilities(1)	$29	Discounted cash flows	Swap rates	2%	2%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2017 and December 31, 2016, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements

	June 30, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$390	$390
Loans held for sale	559	1	560
Other assets(1)	0	35	35
Total	$559	$426	$985

	December 31, 2016
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$587	$587
Loans held for sale	157	0	157
Other assets(1)	0	83	83
Total	$157	$670	$827
__________

(1)
Other assets includes foreclosed property and repossessed assets of $34 million and long-lived assets held for sale of $1 million as of June 30, 2017, compared to foreclosed property and repossessed assets of $43 million and long-lived assets held for sale of $40 million as of December 31, 2016.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3, as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 17%, with a weighted average of 9%, and from 0% to 73%, with a weighted average of 16%, as of June 30, 2017 and December 31, 2016, respectively. The fair value of the loans held for sale and the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2017 and 2016.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Loans held for investment	$(116)	$(105)
Loans held for sale	(3)	0
Other assets(1)	(6)	(6)
Total	$(125)	$(111)
__________

(1)	Other assets includes losses related to foreclosed property, repossessed assets and long-lived assets held for sale.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2017 and December 31, 2016.
Table 12.6: Fair Value of Financial Instruments

	June 30, 2017
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,715	$6,715	$3,352	$3,363	$0
Restricted cash for securitization investors	300	300	300	0	0
Securities held to maturity	27,720	28,423	199	28,185	39
Net loans held for investment	237,132	241,048	0	0	241,048
Loans held for sale	777	785	0	783	2
Interest receivable	1,346	1,346	0	1,346	0
Other investments(1)	1,481	1,481	0	1,471	10
Financial liabilities:
Deposits	$239,763	$240,273	$25,953	$214,320	$0
Securitized debt obligations	18,358	18,477	0	18,477	0
Senior and subordinated notes	28,478	28,937	0	28,937	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	958	958	0	958	0
Other borrowings	2,160	2,114	0	2,114	0
Interest payable	376	376	0	376	0

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,976	$9,976	$4,185	$5,791	$0
Restricted cash for securitization investors	2,517	2,517	2,517	0	0
Securities held to maturity	25,712	26,196	199	25,962	35
Net loans held for investment	239,083	242,935	0	0	242,935
Loans held for sale	1,043	1,038	0	1,038	0
Interest receivable	1,351	1,351	0	1,351	0
Other investments(1)	2,029	2,029	0	2,020	9
Financial liabilities:
Deposits	$236,768	$237,082	$25,502	$211,580	$0
Securitized debt obligations	18,826	18,920	0	18,920	0
Senior and subordinated notes	23,431	23,774	0	23,774	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	992	0	992	0
Other borrowings	17,211	17,180	0	17,180	0
Interest payable	327	327	0	327	0
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following tables present our business segment results for the three and six months ended June 30, 2017 and 2016, selected balance sheet data as of June 30, 2017 and 2016, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,294	$1,578	$569	$32	$5,473
Non-interest income	875	183	183	(10)	1,231
Total net revenue	4,169	1,761	752	22	6,704
Provision (benefit) for credit losses	1,397	268	140	(5)	1,800
Non-interest expense	1,918	1,059	381	56	3,414
Income (loss) from continuing operations before income taxes	854	434	231	(29)	1,490
Income tax provision (benefit)	301	158	85	(101)	443
Income from continuing operations, net of tax	$553	$276	$146	$72	$1,047
Loans held for investment	$101,590	$74,973	$67,672	$67	$244,302
Deposits	0	186,607	33,153	20,003	239,763

	Three Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,045	$1,439	$559	$50	$5,093
Non-interest income	859	175	129	(2)	1,161
Total net revenue	3,904	1,614	688	48	6,254
Provision (benefit) for credit losses	1,261	204	128	(1)	1,592
Non-interest expense	1,883	1,006	343	63	3,295
Income (loss) from continuing operations before income taxes	760	404	217	(14)	1,367
Income tax provision (benefit)	276	147	79	(78)	424
Income from continuing operations, net of tax	$484	$257	$138	$64	$943
Loans held for investment	$96,904	$71,415	$66,202	$82	$234,603
Deposits	0	176,340	34,281	10,438	221,059

131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$6,640	$3,095	$1,135	$77	$10,947
Non-interest income	1,613	378	341	(40)	2,292
Total net revenue	8,253	3,473	1,476	37	13,239
Provision (benefit) for credit losses	3,114	547	138	(7)	3,792
Non-interest expense	3,847	2,101	772	128	6,848
Income (loss) from continuing operations before income taxes	1,292	825	566	(84)	2,599
Income tax provision (benefit)	468	301	207	(219)	757
Income from continuing operations, net of tax	$824	$524	$359	$135	$1,842
Loans held for investment	$101,590	$74,973	$67,672	$67	$244,302
Deposits	0	186,607	33,153	20,003	239,763

	Six Months Ended June 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$6,078	$2,859	$1,096	$116	$10,149
Non-interest income	1,706	366	247	6	2,325
Total net revenue	7,784	3,225	1,343	122	12,474
Provision (benefit) for credit losses	2,332	434	356	(3)	3,119
Non-interest expense	3,746	1,996	665	111	6,518
Income (loss) from continuing operations before income taxes	1,706	795	322	14	2,837
Income tax provision (benefit)	613	289	117	(143)	876
Income from continuing operations, net of tax	$1,093	$506	$205	$157	$1,961
Loans held for investment	$96,904	$71,415	$66,202	$82	$234,603
Deposits	0	176,340	34,281	10,438	221,059
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
The following table presents contractual amount and carrying value of our unfunded lending commitments as of June 30, 2017 and December 31, 2016. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Standby letter of credit and commercial letter of credit(1)	$2,050	$1,936	$43	$42
Credit card lines	317,662	312,864	N/A	N/A
Other loan commitments(2)	29,802	28,402	101	98
Total unfunded lending commitments	$349,514	$343,202	$144	$140
__________

(1)	These financial guarantees have expiration dates ranging from 2017 to 2025 as of June 30, 2017.

(2)	Includes $902 million and $699 million of advised lines of credit as of June 30, 2017 and December 31, 2016, respectively.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $51 million and $48 million as of June 30, 2017 and December 31, 2016, respectively.

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In certain securitizations in connection with the discontinued manufactured housing operations of GreenPoint Credit, LLC, the third-party servicer has an obligation to exercise mandatory clean-up calls. In the event the third party servicer does not fulfill its obligation to exercise these clean-up calls, the obligation reverts to us. The amount of loan receivables and other assets subject to these clean-up calls is approximately $410 million. Based on our current projections, we expect these securitizations to reach their individual clean-up call thresholds beginning in 2017 and continuing through 2019. According to current information and estimates, we also expect the fair value of the loan receivables and other assets to be less than the contractual amount required to exercise the clean-up calls. We monitor the underlying assets for trends in delinquencies and related losses and review the third party servicer’s financial strength. As of June 30, 2017, we recorded a liability of $42 million associated with these clean-up call obligations. Our best estimate is that any reasonably possible future losses associated with these clean-up call obligations in excess of the liability recorded are not significant to the Company’s financial position.
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
Management’s best estimate of incurred losses related to U.K. PPI totaled $315 million and $238 million as of June 30, 2017 and December 31, 2016, respectively. The increase in the reserve was primarily driven by an addition of $99 million recorded in the first quarter of 2017. Other movements were due to a combination of utilization of the reserve through customer refund payments and foreign exchange movements. For the three months ended June 30, 2017, no additions were made to our reserve. Our best estimate of reasonably possible future losses beyond our reserve as of June 30, 2017 is approximately $200 million.
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
The following table presents the original principal balance of mortgage loan originations for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of June 30, 2017 and December 31, 2016.
Table 14.2: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	June 30, 2017	December 31, 2016	2005-2008
GSEs	$1	$2	$11
Insured Securitizations	3	3	20
Uninsured Securitizations and Other	11	12	80
Total	$15	$17	$111
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $15 billion in unpaid principal balance remains outstanding as of June 30, 2017, of which approximately $2 billion in unpaid principal balance is at least 90 days delinquent. Approximately $23 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates are dependent on the availability of performance data.
The subsidiaries had open repurchase-related requests with regard to approximately $652 million original principal balance of mortgage loans as of June 30, 2017, a decrease of $717 million from $1.4 billion as of December 31, 2016.

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
For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach is based upon the expected resolution of litigation directed by the monoline bond insurers. Accordingly, our representation and warranty reserves related to Active Insured Securitizations are litigation reserves. In establishing these litigation reserves, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the developing factual and legal record to estimate the liability for each securitization. We also consider both our own past monoline settlements and publicly available industry monoline settlements in establishing these litigation reserves. Our reserves with respect to the U.S. Bank Litigation, referenced below, are related to Active Insured Securitizations. Further, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, such reserves are also contained within this category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate reserve for all three subsidiaries totaled $521 million as of June 30, 2017 compared to $630 million as of December 31, 2016. The decrease was primarily due to favorable legal developments. The table below summarizes changes in our representation and warranty reserve for the three and six months ended June 30, 2017 and 2016.
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Representation and warranty reserve, beginning of period	$516	$613	$630	$610
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	0	(1)	(25)	(2)
Recorded in discontinued operations	6	2	(61)	5
Total provision (benefit) for mortgage representation and warranty losses	6	1	(86)	3
Net realized recoveries (losses)	(1)	0	(23)	1
Representation and warranty reserve, end of period	$521	$614	$521	$614
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of June 30, 2017 is approximately $1.3 billion, a decrease from our $1.5 billion estimate at December 31, 2016. The estimate as of June 30, 2017 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the Mortgage Repurchase Litigation described below, which are included within the estimate of reasonably possible representation and warranty losses discussed above), management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2017 is approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
In May, June and July 2012, the Federal Housing Finance Agency (“FHFA”) (acting as conservator for Freddie Mac) filed three summonses with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans (“FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. On March 29, 2017, the trial court granted GreenPoint’s motion for summary judgment and dismissed plaintiff’s claims as untimely. In May 2017, the plaintiff appealed the dismissal to the Second Circuit.
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

139	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

140	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2017.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April	—	—	—	$297
May	13,966	$80.62	—	297
June	—	—	—	297
Total	13,966	80.62	—
__________

(1)	There were no repurchases of common stock under the 2016 Stock Repurchase Program. There were 13,966 shares withheld in May to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

141	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 28, 2017	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

142	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED JUNE 30, 2017
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

3.3.7
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H, dated November 28, 2016 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 29, 2016).

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

10.1*	Form of Restricted Stock Unit Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

143	Capital One Financial Corporation (COF)

__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

144	Capital One Financial Corporation (COF)