Form 10-Q
period 2017-09-30
CAPITAL ONE FINANCIAL CORP
filed 2017-11-01
CIK 927628

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
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of October 31, 2017, there were 484,744,182 shares of the registrant’s Common Stock outstanding.
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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of September 30, 2017 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2016 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2017, our principal subsidiaries included:

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
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with interest on deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of rewards expenses and service charges and other customer-related fees. Our non-interest expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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
On September 25, 2017, we completed the previously announced acquisition from Synovus Bank of credit card assets and related liabilities of World’s Foremost Bank, a wholly-owned subsidiary of Cabela’s Incorporated (“Cabela’s acquisition”). The Cabela’s acquisition added approximately $5.7 billion to our domestic credit card loans held for investment portfolio as of the acquisition date. See “Note 1—Summary of Significant Accounting Policies” for additional details.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2017 and 2016 and selected comparative balance sheet data as of September 30, 2017 and December 31, 2016. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2017	2016	Change	2017	2016	Change
Income statement
Net interest income	$5,700	$5,277	8%	$16,647	$15,426	8%
Non-interest income	1,285	1,184	9	3,577	3,509	2
Total net revenue	6,985	6,461	8	20,224	18,935	7
Provision for credit losses	1,833	1,588	15	5,625	4,707	20
Non-interest expense:
Marketing	379	393	(4)	1,210	1,236	(2)
Amortization of intangibles	61	89	(31)	184	285	(35)
Operating expenses	3,127	2,879	9	9,021	8,358	8
Total non-interest expense	3,567	3,361	6	10,415	9,879	5
Income from continuing operations before income taxes	1,585	1,512	5	4,184	4,349	(4)
Income tax provision	448	496	(10)	1,205	1,372	(12)
Income from continuing operations, net of tax	1,137	1,016	12	2,979	2,977	—
Income (loss) from discontinued operations, net of tax	(30)	(11)	173	(26)	(17)	53
Net income	1,107	1,005	10	2,953	2,960	—
Dividends and undistributed earnings allocated to participating securities	(8)	(6)	33	(21)	(18)	17
Preferred stock dividends	(52)	(37)	41	(185)	(139)	33
Net income available to common stockholders	$1,047	$962	9	$2,747	$2,803	(2)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$2.22	$1.94	14%	$5.73	$5.50	4%
Income (loss) from discontinued operations	(0.06)	(0.02)	200	(0.05)	(0.03)	67
Net income per basic common share	$2.16	$1.92	13	$5.68	$5.47	4
Diluted earnings per common share:
Net income from continuing operations	$2.20	$1.92	15	$5.68	$5.45	4
Income (loss) from discontinued operations	(0.06)	(0.02)	200	(0.05)	(0.03)	67
Net income per diluted common share	$2.14	$1.90	13	$5.63	$5.42	4
Weighted-average common shares outstanding (in millions):
Basic	484.9	501.1	(3)%	483.7	512.0	(6)%
Diluted	489.0	505.9	(3)	488.1	516.8	(6)
Common shares outstanding (period-end, in millions)	484.4	489.2	(1)	484.4	489.2	(1)
Dividends paid per common share	$0.40	$0.40	—	$1.20	$1.20	—
Tangible book value per common share (period-end)(1)	63.06	59.00	7	63.06	59.00	7
Balance sheet (average balances)
Loans held for investment	$245,822	$235,843	4%	$243,205	$231,004	5%
Interest-earning assets	322,015	310,987	4	319,497	304,423	5
Total assets	355,191	343,153	4	352,216	336,539	5
Interest-bearing deposits	213,137	196,913	8	213,508	195,565	9
Total deposits	238,843	222,251	7	239,316	220,864	8
Borrowings	54,271	60,708	(11)	52,159	56,292	(7)
Common equity	45,816	45,314	1	44,772	45,578	(2)
Total stockholders’ equity	50,176	49,033	2	49,132	49,015	—

3	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2017	2016	Change		2017	2016	Change
Selected performance metrics
Purchase volume(2)	$84,505	$78,106	8%		$240,781	$224,314	7%
Total net revenue margin(3)	8.68%	8.31%	37	bps	8.44%	8.29%	15	bps
Net interest margin(4)	7.08	6.79	29		6.95	6.76	19
Return on average assets	1.28	1.18	10		1.13	1.18	(5)
Return on average tangible assets(5)	1.34	1.24	10		1.18	1.24	(6)
Return on average common equity(6)	9.40	8.59	81		8.26	8.25	1
Return on average tangible common equity (“TCE”)(7)	14.11	13.06	105		12.56	12.54	2
Equity-to-assets ratio(8)	14.13	14.29	(16)		13.95	14.56	(61)
Non-interest expense as a percentage of average loans held for investment(9)	5.80	5.70	10		5.71	5.70	1
Efficiency ratio(10)	51.07	52.02	(95)		51.50	52.17	(67)
Effective income tax rate from continuing operations	28.3	32.8	(450)		28.8	31.5	(270)
Net charge-offs	$1,606	$1,240	30%		$4,734	$3,573	32%
Net charge-off rate(11)	2.61%	2.10%	51	bps	2.60%	2.06%	54	bps

(Dollars in millions, except as noted)	September 30, 2017	December 31, 2016	Change
Balance sheet (period-end)
Loans held for investment	$252,422	$245,586	3%
Interest-earning assets	329,002	321,807	2
Total assets	361,402	357,033	1
Interest-bearing deposits	212,956	211,266	1
Total deposits	239,062	236,768	1
Borrowings	59,458	60,460	(2)
Common equity	45,794	43,154	6
Total stockholders’ equity	50,154	47,514	6
Credit quality metrics
Allowance for loan and lease losses	$7,418	$6,503	14%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.94%	2.65%	29	bps
30+ day performing delinquency rate	2.93	2.93	—
30+ day delinquency rate	3.24	3.27	(3)
Capital ratios
Common equity Tier 1 capital(12)	10.7%	10.1%	60	bps
Tier 1 capital(12)	12.2	11.6	60
Total capital(12)	14.8	14.3	50
Tier 1 leverage (12)	10.5	9.9	60
Tangible common equity(13)	8.8	8.1	70
Supplementary leverage(12)	9.0	8.6	40
Other
Employees (period end, in thousands)	50.4	47.3	7%
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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.1 billion ($2.14 per diluted common share) on total net revenue of $7.0 billion and net income of $3.0 billion ($5.63 per diluted common share) on total net revenue of $20.2 billion for the third quarter and first nine months of 2017, respectively. In comparison, we reported net income of $1.0 billion ($1.90 per diluted common share) on total net revenue of $6.5 billion and net income of $3.0 billion ($5.42 per diluted common share) on total net revenue of $18.9 billion for the third quarter and first nine months of 2016, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 10.7% and 10.1% as of September 30, 2017 and December 31, 2016, respectively. See “MD&A—Capital Management” below for additional information.
On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock (“2017 Stock Repurchase Program”) from the third quarter of 2017 through the end of the second quarter of 2018. See “MD&A—Capital Management” below for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2017. These highlights are generally based on a comparison between the results of the third quarter and first nine months of 2017 and 2016, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2017 compared to our financial condition and credit performance as of December 31, 2016. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net income increased by $102 million to $1.1 billion in the third quarter of 2017 and was substantially flat at $3.0 billion in the first nine months of 2017 primarily driven by:

◦	higher interest income due to growth in our domestic credit card and auto loan portfolios, as well as higher yields as a result of higher interest rates;

◦	lower income tax provision due to a lower effective income tax rate primarily driven by increases in the relative benefit of tax exempt income and tax credits; and

◦
higher non-interest income primarily attributable to gains from the sale of investment securities as a result of portfolio repositioning and higher net interchange fees primarily driven by higher purchase volume.

These drivers were partially offset by:

◦	higher provision for credit losses primarily driven by higher charge-offs;

5	Capital One Financial Corporation (COF)

◦
higher operating expenses as a result of (i) loan growth; (ii) continued investments in technology and infrastructure; and (iii) restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations; and

◦	higher interest expense due to the net effect of higher interest rates, as well as growth and mix changes in our interest-bearing liabilities.

•	Loans Held for Investment:

◦
Period-end loans held for investment increased by $6.8 billion to $252.4 billion as of September 30, 2017 from December 31, 2016 primarily due to growth in our auto and domestic credit card loan portfolios, including loans acquired in the Cabela’s acquisition, partially offset by expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio.

◦
Average loans held for investment increased by $10.0 billion to $245.8 billion in the third quarter of 2017 compared to the third quarter of 2016, and increased by $12.2 billion to $243.2 billion in the first nine months of 2017 compared to the first nine months of 2016, primarily driven by growth in our auto, domestic credit card and commercial loan portfolios, partially offset by run-off of our acquired home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 51 basis points to 2.61% in the third quarter of 2017 compared to the third quarter of 2016, and increased by 54 basis points to 2.60% in the first nine months of 2017 compared to the first nine months of 2016, primarily due to growth and seasoning of recent domestic credit card loan originations and higher losses in our auto loan portfolio due to recent growth and declines in used car auction prices, as well as higher charge-offs in our taxi medallion lending portfolio.

Our 30+ day delinquency rate decreased by 3 basis points to 3.24% as of September 30, 2017 from December 31, 2016 primarily due to growth in our domestic credit card and auto loan portfolios, as well as the impact of the transfer of certain nonperforming loans in our home loan portfolio from loans held for investment to loans held for sale, partially offset by higher domestic credit card and auto delinquency inventories.
We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $915 million to $7.4 billion as of September 30, 2017 from December 31, 2016, and the allowance coverage ratio increased by 29 basis points to 2.94% as of September 30, 2017 from December 31, 2016. The increases were primarily driven by:

◦
an allowance build in our domestic credit card loan portfolio primarily due to increasing losses from recent vintages and portfolio seasoning, as well as an initial quarterly allowance build related to the loans acquired in the Cabela’s acquisition;

◦	an allowance build in our auto loan portfolio due to higher losses associated with growth; and

◦	an allowance build for estimated hurricane-related losses.
These increases were partially offset by an allowance decrease in our commercial loan portfolio due to charge-offs in our taxi medallion lending portfolio.
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
Total Company Expectations
We expect annual efficiency ratio for 2017, excluding adjusting items, will be in the low 51%s.
We expect to deliver earnings per share growth, excluding adjusting items, between 7% and 11% in 2017, assuming no substantial change in the broader credit and economic cycles. We expect to deliver solid earnings per share growth in 2018, excluding adjusting items, assuming no substantial change in the broader credit and economic cycles.
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
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the full-year 2017 charge-off rate will be at the high end of the high 4%s to around 5% range, whether or not the impact from the Cabela’s acquisition is considered. We expect the impact of the Cabela’s acquisition to be favorable to the full-year 2017 charge-off rate in our Domestic Card business by single-digit basis points. Going forward, we expect the impact of the Cabela’s acquisition to reduce the 30+ day performing delinquency rate in our Domestic Card business by approximately 15 basis points, the charge-off rate in our Domestic Card business by approximately 25 basis points, and revenue margin in our Domestic Card business by approximately 65 basis points, all else being equal. We expect the impacts of the upward pressure on charge-offs as new loan balances in our front book season and become a larger proportion of our overall portfolio relative to the older and highly seasoned back book, will continue to moderate with a small impact in 2018. As the impact of front book seasoning moderates, our delinquency and charge-off rate trends will be driven primarily by broader industry factors.
Consumer Banking: In our Consumer Banking business, we expect that the charge-off rate in our auto finance business will increase gradually and the growth we have experienced in that business will moderate.
Commercial Banking: In our Commercial Banking business, we expect credit pressures will continue to be focused in our oil field service and taxi medallion lending portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2017 and 2016. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

7	Capital One Financial Corporation (COF)

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

8	Capital One Financial Corporation (COF)

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned or interest expense incurred, and average yield for the third quarter and first nine months of 2017 and 2016.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$102,545	$3,995	15.58%	$98,006	$3,598	14.68%
Consumer banking	75,645	1,280	6.77	71,957	1,150	6.39
Commercial banking(2)	68,777	684	3.98	67,028	584	3.49
Other(3)	55	1	7.27	76	51	268.42
Total loans, including loans held for sale	247,022	5,960	9.65	237,067	5,383	9.08
Investment securities	69,302	431	2.49	66,291	386	2.33
Cash equivalents and other interest-earning assets	5,691	29	2.04	7,629	25	1.31
Total interest-earning assets	322,015	6,420	7.97	310,987	5,794	7.45
Cash and due from banks	3,336			3,182
Allowance for loan and lease losses	(7,180)			(5,883)
Premises and equipment, net	3,983			3,655
Other assets	33,037			31,212
Total assets	$355,191			$343,153
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$213,137	$410	0.77%	$196,913	$306	0.62%
Securitized debt obligations	17,598	85	1.93	17,389	56	1.29
Senior and subordinated notes	28,753	194	2.70	22,342	121	2.17
Other borrowings and liabilities	9,320	31	1.33	21,840	34	0.62
Total interest-bearing liabilities	268,808	720	1.07	258,484	517	0.80
Non-interest-bearing deposits	25,706			25,338
Other liabilities	10,501			10,298
Total liabilities	305,015			294,120
Stockholders’ equity	50,176			49,033
Total liabilities and stockholders’ equity	$355,191			$343,153
Net interest income/spread		$5,700	6.90		$5,277	6.65
Impact of non-interest-bearing funding			0.18			0.14
Net interest margin			7.08%			6.79%

9	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$101,258	$11,572	15.24%	$95,190	$10,411	14.58%
Consumer banking	74,607	3,693	6.60	71,192	3,354	6.28
Commercial banking(2)	68,171	1,946	3.81	65,600	1,691	3.44
Other(3)	61	44	96.17	82	160	260.16
Total loans, including loans held for sale	244,097	17,255	9.43	232,064	15,616	8.97
Investment securities	68,862	1,280	2.48	65,735	1,206	2.45
Cash equivalents and other interest-earning assets	6,538	83	1.69	6,624	60	1.21
Total interest-earning assets	319,497	18,618	7.77	304,423	16,882	7.39
Cash and due from banks	3,378			3,222
Allowance for loan and lease losses	(6,894)			(5,481)
Premises and equipment, net	3,879			3,647
Other assets	32,356			30,728
Total assets	$352,216			$336,539
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$213,508	$1,145	0.72%	$195,565	$881	0.60%
Securitized debt obligations	17,726	236	1.78	15,997	151	1.26
Senior and subordinated notes	27,140	522	2.56	22,019	338	2.05
Other borrowings and liabilities	8,434	68	1.08	19,099	86	0.60
Total interest-bearing liabilities	266,808	1,971	0.98	$252,680	1,456	0.77
Non-interest-bearing deposits	25,808			25,299
Other liabilities	10,468			9,545
Total liabilities	303,084			287,524
Stockholders’ equity	49,132			49,015
Total liabilities and stockholders’ equity	$352,216			$336,539
Net interest income/spread		$16,647	6.79		$15,426	6.62
Impact of non-interest-bearing funding			0.16			0.14
Net interest margin			6.95%			6.76%
__________

(1)
Past due fees included in interest income totaled approximately $413 million and $1.2 billion in the third quarter and first nine months of 2017, respectively, and $390 million and $1.1 billion in the third quarter and first nine months of 2016, respectively.

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

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

10	Capital One Financial Corporation (COF)

Net interest income increased by $423 million to $5.7 billion in the third quarter of 2017 compared to the third quarter of 2016 and increased by $1.2 billion to $16.6 billion in the first nine months of 2017 compared to the first nine months of 2016. Net interest margin increased by 29 basis points to 7.08% in the third quarter of 2017 compared to the third quarter of 2016 and increased by 19 basis points to 6.95% in the first nine months of 2017 compared to the first nine months of 2016. These increases were primarily driven by:

•	growth in our domestic credit card and auto loan portfolios; and

•	higher yields as a result of higher interest rates.
These increases were partially offset by:

•	higher interest expense due to the net effect of higher interest rates, as well as growth and mix changes in our interest-bearing liabilities; and

•	one less day in the first nine months of 2017.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$397	$171	$226	$1,161	$681	$480
Consumer banking	130	60	70	339	165	174
Commercial banking(2)	100	16	84	255	68	187
Other	(50)	(10)	(40)	(116)	(32)	(84)
Total loans, including loans held for sale	577	237	340	1,639	882	757
Investment securities	45	18	27	74	58	16
Cash equivalents and other interest-earning assets	4	(7)	11	23	(1)	24
Total interest income	626	248	378	1,736	939	797
Interest expense:
Deposits	104	26	78	264	85	179
Securitized debt obligations	29	1	28	85	18	67
Senior and subordinated notes	73	39	34	184	87	97
Other borrowings and liabilities	(3)	(19)	16	(18)	(48)	30
Total interest expense	203	47	156	515	142	373
Net interest income	$423	$201	$222	$1,221	$797	$424
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

11	Capital One Financial Corporation (COF)

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
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2017 and 2016.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016(1)	2017	2016(1)
Interchange fees, net	$662	$603	$1,908	$1,828
Service charges and other customer-related fees	414	417	1,203	1,233
Net securities gains (losses)	68	1	64	(7)
Other non-interest income:
Benefit for mortgage representation and warranty losses(2)	1	—	26	2
Net fair value gains on free-standing derivatives	36	39	76	91
Other	104	124	300	362
Total other non-interest income	141	163	402	455
Total non-interest income	$1,285	$1,184	$3,577	$3,509
__________

(1)
We made certain non-interest income reclassifications in the fourth quarter of 2016 to conform to the current period presentation. The primary net effects of the reclassifications compared to previously reported results were (i) an increase to Service charges and other customer-related fees of $30 million and $71 million for the three and nine months ended September 30, 2016, respectively; and (ii) a decrease to Other non-interest income of $31 million and $87 million for the three and nine months ended September 30, 2016, respectively. We have also consolidated the Non-interest income presentation of Other-than-temporary impairment (“OTTI”) with net realized gains or losses from investment securities into a new Net securities gains (losses) line. See Note 1—Summary of Significant Accounting Policies in our 2016 Form 10-K for additional information.

(2)	Represents the benefit for mortgage representation and warranty losses recorded in continuing operations.
Non-interest income increased by $101 million to $1.3 billion in the third quarter of 2017 compared to the third quarter of 2016, and increased by $68 million to $3.6 billion in the first nine months of 2017 compared to the first nine months of 2016 primarily due to:

•	gains from the sale of investment securities as a result of portfolio repositioning; and

•	an increase in net interchange fees primarily due to higher purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.8 billion and $5.6 billion in the third quarter and first nine months of 2017, respectively, compared to $1.6 billion and $4.7 billion in the third quarter and first nine months of 2016, respectively. The provision for credit losses as a percentage of net interest income was 32.2% and 33.8% in the third quarter and first nine months of 2017, respectively, compared to 30.1% and 30.5% in the third quarter and first nine months of 2016, respectively.

12	Capital One Financial Corporation (COF)

Our provision for credit losses increased by $245 million in the third quarter of 2017 compared to the third quarter of 2016 primarily driven by:

•	higher charge-offs in our domestic credit card loan portfolio due to growth and portfolio seasoning;

•	higher charge-offs in our commercial loan portfolio due to increased charge-offs in our taxi medallion lending portfolio resulting from declines in taxi medallion values;

•	an allowance build for estimated hurricane-related losses;

•	an initial quarterly allowance build related to the loans acquired in the Cabela’s acquisition; and

•	higher charge-offs in our auto loan portfolio due to recent growth and declines in used car auction prices.
Our provision for credit losses increased by $918 million in the first nine months of 2017 compared to the first nine months of 2016 primarily driven by:

•	higher charge-offs in our domestic credit card loan portfolio due to growth and portfolio seasoning;

•
a larger allowance build in our domestic credit card loan portfolio due to increasing losses from recent vintages and portfolio seasoning, as well as an initial quarterly allowance build related to the loans acquired in the Cabela’s acquisition; and

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
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2017 and 2016.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016(1)	2017	2016(1)
Salaries and associate benefits	$1,524	$1,317	$4,378	$3,866
Occupancy and equipment	471	499	1,416	1,422
Marketing	379	393	1,210	1,236
Professional services	297	257	823	762
Communications and data processing	294	291	871	873
Amortization of intangibles	61	89	184	285
Other non-interest expense:
Collections	93	76	266	234
Fraud losses	89	77	245	256
Bankcard, regulatory and other fee assessments	156	163	438	399
Other	203	199	584	546
Total other non-interest expense	541	515	1,533	1,435
Total non-interest expense	$3,567	$3,361	$10,415	$9,879
__________

(1)
We made certain non-interest expense reclassifications in the fourth quarter of 2016 to conform to the current period presentation. The net effects of the reclassifications for the three and nine months ended September 30, 2016 compared to previously reported results were increases to Communications and

13	Capital One Financial Corporation (COF)

data processing expense of $39 million and $116 million, respectively, with corresponding decreases to Professional services. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information.
Non-interest expense increased by $206 million to $3.6 billion in the third quarter of 2017 compared to the third quarter of 2016, and increased by $536 million to $10.4 billion in the first nine months of 2017 compared to the first nine months of 2016 primarily due to:

•	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure; and

•
restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations.

These increases were partially offset by lower amortization of intangibles.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Loss from discontinued operations, net of tax, was $30 million and $26 million in the third quarter and first nine months of 2017, respectively, and $11 million and $17 million in the third quarter and first nine months of 2016, respectively.
We recorded a provision related to our mortgage representation and warranty reserve, net of tax, of $10 million ($13 million before tax) in the third quarter of 2017. We had a benefit, net of tax, of $30 million ($48 million before tax) in the first nine months of 2017 primarily as a result of a release in this reserve due to favorable legal developments.
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
Income Taxes
We recorded income tax provisions of $448 million (28.3% effective income tax rate) and $1.2 billion (28.8% effective income tax rate) in the third quarter and first nine months of 2017, respectively, compared to $496 million (32.8% effective income tax rate) and $1.4 billion (31.5% effective income tax rate) in the third quarter and first nine months of 2016, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the third quarter of 2017 and first nine months of 2017 compared to the third quarter of 2016 and first nine months of 2016 was primarily due to:

•	increases in the relative benefit of tax exempt income and tax credits;

•	increased benefits of lower taxed foreign earnings; and

•	increased discrete tax benefits.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 16—Income Taxes” in our 2016 Form 10-K.

14	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $4.4 billion to $361.4 billion as of September 30, 2017 from December 31, 2016 primarily driven by an increase in loans held for investment due to growth in our auto and domestic credit card loan portfolios, including loans acquired in the Cabela’s acquisition. This increase was partially offset by expected seasonal paydowns in our domestic credit card loan portfolio.
Total liabilities increased by $1.7 billion to $311.2 billion as of September 30, 2017 from December 31, 2016 primarily driven by:

•	an increase in deposits; and

•	an increase in our senior and subordinated notes.
These drivers were partially offset by a decrease in our Federal Home Loan Banks (“FHLB”) advances outstanding, which is included in other debt.
Stockholders’ equity increased by $2.6 billion to $50.2 billion as of September 30, 2017 from December 31, 2016 primarily due to our net income of $3.0 billion in the first nine months of 2017.
This increase was partially offset by:

•	$773 million of dividend payments to our common and preferred stockholders; and

•	$236 million of treasury stock purchases.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2017. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company, our customers, and our market risk exposure in accordance with our risk appetite.

15	Capital One Financial Corporation (COF)

Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 92% and 91% of our total investment securities as of September 30, 2017 and December 31, 2016, respectively.
The fair value of our available for sale securities portfolio was $39.7 billion as of September 30, 2017, a decrease of $995 million from December 31, 2016. The decrease in fair value was primarily due to sales and paydowns outpacing purchases, partially offset by fair value gains as a result of declines in long-term interest rates. The fair value of our held to maturity securities portfolio was $29.3 billion as of September 30, 2017, an increase of $3.1 billion from December 31, 2016. The increase in fair value was primarily driven by purchases outpacing paydowns.
Gross unrealized gains on our available for sale securities portfolio were substantially flat at $590 million as of September 30, 2017 compared to $539 million as of December 31, 2016. Gross unrealized losses on this portfolio decreased to $287 million as of September 30, 2017 compared to $535 million as of December 31, 2016 primarily due to declines in long-term interest rates. Of the $287 million gross unrealized losses as of September 30, 2017, $193 million was related to securities that had been in a loss position for 12 months or longer.

16	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of September 30, 2017 and December 31, 2016.
Table 6: Investment Securities

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,110	$5,139	$5,103	$5,065
RMBS:
Agency(1)	26,186	26,039	26,830	26,527
Non-agency	1,797	2,199	2,349	2,722
Total RMBS	27,983	28,238	29,179	29,249
CMBS:
Agency(1)	3,033	3,021	3,335	3,304
Non-agency	1,783	1,808	1,676	1,684
Total CMBS	4,816	4,829	5,011	4,988
Other ABS(2)	546	547	714	714
Other securities(3)	984	989	726	721
Total investment securities available for sale	$39,439	$39,742	$40,733	$40,737

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$199	$199	$199	$199
Agency RMBS	24,795	25,397	22,125	22,573
Agency CMBS	3,656	3,731	3,388	3,424
Total investment securities held to maturity	$28,650	$29,327	$25,712	$26,196
__________

(1)
Includes securities guaranteed by Government National Mortgage Association (“Ginnie Mae”) and securities issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”).

(2)
ABS collateralized by credit card loans constituted approximately 56% and 57% of the other ABS portfolio as of September 30, 2017 and December 31, 2016, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 23% of the other ABS portfolio as of both September 30, 2017 and December 31, 2016.

(3)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. As of September 30, 2017 and December 31, 2016, approximately 96% and 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, respectively, while approximately 3% and 4% was below investment grade as of September 30, 2017 and December 31, 2016, respectively. We categorize the credit ratings of our investment securities based on the lower of credit ratings issued by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

17	Capital One Financial Corporation (COF)

Table 7 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of September 30, 2017 and December 31, 2016.
Table 7: Non-Agency Investment Securities Credit Ratings

	September 30, 2017				December 31, 2016
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,199	—	3%	97%	$2,722	—	3%	97%
Non-agency CMBS	1,808	100%	—	—	1,684	100%	—	—
Other ABS	547	100	—	—	714	99	1	—
Other securities	989	73	17	10	721	62	25	13
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of both unsecuritized loans and loans held in our consolidated trusts. Table 8 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of September 30, 2017 and December 31, 2016.
Table 8: Loans Held for Investment

	September 30, 2017			December 31, 2016
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$109,130	$5,534	$103,596	$105,552	$4,606	$100,946
Consumer Banking	75,564	1,213	74,351	73,054	1,102	71,952
Commercial Banking	67,670	669	67,001	66,916	793	66,123
Other	58	2	56	64	2	62
Total	$252,422	$7,418	$245,004	$245,586	$6,503	$239,083
Loans held for investment increased by $6.8 billion to $252.4 billion as of September 30, 2017 from December 31, 2016 primarily due to growth in our auto and domestic credit card loan portfolios, including loans acquired in the Cabela’s acquisition, partially offset by expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Deposits
Our deposits represent our largest source of funding for our operations and provide a consistent source of low-cost funds. Total deposits increased by $2.3 billion to $239.1 billion as of September 30, 2017. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield in “MD&A—Liquidity Risk Profile.”
Securitized Debt Obligations
Securitized debt obligations decreased to $17.1 billion as of September 30, 2017 from $18.8 billion as of December 31, 2016 as maturities outpaced issuances, partially offset by the securitized debt obligations assumed in the Cabela’s acquisition. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”

18	Capital One Financial Corporation (COF)

Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and FHLB advances, totaled $42.4 billion as of September 30, 2017, of which $41.6 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $41.6 billion as of December 31, 2016, of which $40.6 billion represented long-term debt and the remainder represented short-term borrowings.
The increase in other debt of $737 million in the first nine months of 2017 was primarily attributable to an increase in our senior and subordinated notes, partially offset by a decrease in our FHLB advances outstanding. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We establish representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities decreased to $401 million as of September 30, 2017 compared to $630 million as of December 31, 2016 primarily due to the resolution of several legal matters.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2017 is approximately $550 million, a decrease from our estimate of $1.5 billion as of December 31, 2016 primarily due to the resolution of several legal matters.
The remaining representation and warranty reserve relates almost entirely to outstanding litigation matters. We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees and Others.”

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

19	Capital One Financial Corporation (COF)

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
Below we summarize our business segment results for the third quarter and first nine months of 2017 and 2016 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2017 compared to December 31, 2016. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above in “MD&A—Executive Summary and Business Outlook.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the third quarter and first nine months of 2017 and 2016. We provide information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2016 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 13—Business Segments” of this Report.
Table 9: Business Segment Results

	Three Months Ended September 30,
	2017				2016
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,305	62%	$572	50%	$4,029	62%	$555	54%
Consumer Banking	1,841	26	316	28	1,673	26	244	24
Commercial Banking(3)	739	11	179	16	711	11	191	19
Other(3)(4)	100	1	70	6	48	1	26	3
Total	$6,985	100%	$1,137	100%	$6,461	100%	$1,016	100%

	Nine Months Ended September 30,
	2017				2016
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$12,558	62%	$1,396	47%	$11,813	62%	$1,648	56%
Consumer Banking	5,314	26	840	28	4,898	26	750	25
Commercial Banking(3)	2,215	11	538	18	2,054	11	396	13
Other(3)(4)	137	1	205	7	170	1	183	6
Total	$20,224	100%	$2,979	100%	$18,935	100%	$2,977	100%
__________

20	Capital One Financial Corporation (COF)

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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

(4)
The Other category includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expenses such as restructuring charges that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, and other items as described in “Note 18—Business Segments” in our 2016 Form 10-K.

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $572 million and $1.4 billion in the third quarter and first nine months of 2017, respectively, and $555 million and $1.6 billion in the third quarter and first nine months of 2016, respectively.

21	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$3,440	$3,204	7%		$10,080	$9,282	9%
Non-interest income	865	825	5		2,478	2,531	(2)
Total net revenue(1)	4,305	4,029	7		12,558	11,813	6
Provision for credit losses	1,466	1,272	15		4,580	3,604	27
Non-interest expense	1,961	1,884	4		5,808	5,630	3
Income from continuing operations before income taxes	878	873	1		2,170	2,579	(16)
Income tax provision	306	318	(4)		774	931	(17)
Income from continuing operations, net of tax	$572	$555	3		$1,396	$1,648	(15)
Selected performance metrics:
Average loans held for investment(2)	$102,545	$98,016	5		$101,258	$95,139	6
Average yield on loans held for investment(3)	15.58%	14.68%	90	bps	15.24%	14.59%	65	bps
Total net revenue margin(4)	16.79	16.44	35		16.54	16.56	(2)
Net charge-offs	$1,155	$906	27%		$3,682	$2,805	31%
Net charge-off rate	4.51%	3.70%	81	bps	4.85%	3.93%	92	bps
Purchased credit card relationship (“PCCR”) intangible amortization	$43	$62	(31)%		$131	$199	(34)%
Purchase volume(5)	84,505	78,106	8		240,781	224,314	7

(Dollars in millions, except as noted)	September 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$109,130	$105,552	3%
30+ day performing delinquency rate	3.91%	3.91%	—
30+ day delinquency rate	3.92	3.94	(2	)bps
Nonperforming loan rate(6)	0.02	0.04	(2)
Allowance for loan and lease losses	$5,534	$4,606	20%
Allowance coverage ratio(7)	5.07%	4.36%	71	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $356 million and $990 million in the third quarter and first nine months of 2017, respectively, and by $289 million and $761 million in the third quarter and first nine months of 2016, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $470 million and $402 million as of September 30, 2017 and December 31, 2016, respectively.

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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, and changes in financial condition and credit performance between September 30, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $236 million to $3.4 billion in the third quarter of 2017 and increased by $798 million to $10.1 billion in the first nine months of 2017 primarily driven by:

◦	loan growth in our Domestic Card business; and

◦	the absence of a U.K. payment protection insurance customer refund reserve (“U.K. PPI Reserve”) build in the second and third quarters of 2017.

•
Non-Interest Income: Non-interest income increased by $40 million to $865 million in the third quarter of 2017 substantially driven by an increase in net interchange fees primarily due to higher purchase volume.

Non-interest income decreased by $53 million to $2.5 billion in the first nine months of 2017 primarily driven by:

◦	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016; and

◦	the absence of a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe.
These drivers were partially offset by an increase in net interchange fees primarily due to higher purchase volume.

•	Provision for Credit Losses: The provision for credit losses increased by $194 million to $1.5 billion in the third quarter of 2017 primarily driven by:

◦	higher charge-offs due to growth and portfolio seasoning; and

◦	an initial quarterly allowance build related to the loans acquired in the Cabela’s acquisition.
These drivers were partially offset by a smaller allowance build in our domestic credit card loan portfolio, excluding Cabela’s, compared to the third quarter of 2016.
The provision for credit losses increased by $976 million to $4.6 billion in the first nine months of 2017 primarily driven by:

◦	higher charge-offs due to growth and portfolio seasoning; and

◦	a larger allowance build in our domestic credit card loan portfolio due to increasing losses from recent vintages and portfolio seasoning.

•
Non-Interest Expense: Non-interest expense increased by $77 million to $2.0 billion in the third quarter of 2017, and increased by $178 million to $5.8 billion in the first nine months of 2017, primarily driven by higher operating expenses associated with loan growth and continued investments in technology and infrastructure, as well as costs associated with closing the Cabela’s acquisition.

This driver was partially offset by:

◦	operating efficiencies;

◦	lower amortization of intangibles; and

◦	lower marketing expenses.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.6 billion to $109.1 billion as of September 30, 2017 from December 31, 2016 primarily due to the Cabela’s acquisition and continued loan growth in our Domestic Card business, partially offset by expected seasonal paydowns. Average loans held for investment increased by $4.5 billion to $102.5 billion in the third quarter of 2017 compared to the third quarter of 2016 and increased by $6.1 billion

23	Capital One Financial Corporation (COF)

to $101.3 billion in the first nine months of 2017 compared to the first nine months of 2016 primarily due to growth in our domestic credit card loan portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 81 basis points to 4.51% in the third quarter of 2017 compared to the third quarter of 2016 and increased by 92 basis points to 4.85% in the first nine months of 2017 compared to the first nine months of 2016 primarily driven by growth and seasoning of recent domestic credit card loan originations. The 30+ day delinquency rate decreased by 2 basis points to 3.92% as of September 30, 2017 from December 31, 2016 primarily due to the impact of the loans acquired in the Cabela’s acquisition, partially offset by higher delinquency inventories.

Domestic Card Business
Domestic Card generated net income from continuing operations of $475 million and $1.2 billion in the third quarter and first nine months of 2017, respectively, compared to net income from continuing operations of $527 million and $1.6 billion in the third quarter and first nine months of 2016, respectively. In the third quarter and first nine months of 2017 and 2016, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.

24	Capital One Financial Corporation (COF)

Table 10.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$3,132	$2,956	6%		$9,236	$8,481	9%
Non-interest income	787	759	4		2,288	2,325	(2)
Total net revenue(1)	3,919	3,715	5		11,524	10,806	7
Provision for credit losses	1,417	1,190	19		4,381	3,326	32
Non-interest expense	1,754	1,696	3		5,198	5,036	3
Income from continuing operations before income taxes	748	829	(10)		1,945	2,444	(20)
Income tax provision	273	302	(10)		710	890	(20)
Income from continuing operations, net of tax	$475	$527	(10)		$1,235	$1,554	(21)
Selected performance metrics:
Average loans held for investment(2)	$93,729	$89,763	4		$92,847	$86,974	7
Average yield on loans held for investment(3)	15.51%	14.71%	80	bps	15.20%	14.51%	69	bps
Total net revenue margin(4)	16.72	16.55	17		16.55	16.57	(2)
Net charge-offs	$1,087	$841	29%		$3,455	$2,602	33%
Net charge-off rate	4.64%	3.74%	90	bps	4.96%	3.99%	97	bps
PCCR intangible amortization	$43	$62	(31)%		$131	$199	(34)%
Purchase volume(5)	76,806	71,331	8		219,537	204,998	7

(Dollars in millions, except as noted)	September 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$99,981	$97,120	3%
30+ day delinquency rate	3.94%	3.95%	(1	)bps
Allowance for loan and lease losses	$5,155	$4,229	22%
Allowance coverage ratio(6)	5.16%	4.35%	81	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the third quarter of 2017 compared to the third quarter of 2016 and decreased in the first nine months of 2017 compared to the first nine months of 2016 primarily driven by:

•	higher provision for credit losses, including an initial quarterly allowance build related to the loans acquired in the Cabela’s acquisition; and

•	higher operating expenses associated with loan growth and continued investments in technology and infrastructure, as well as costs associated with closing the Cabela’s acquisition.

25	Capital One Financial Corporation (COF)

These drivers were partially offset by:

•	higher net interest income resulting from loan growth; and

•	lower marketing expenses.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $316 million and $840 million in the third quarter and first nine months of 2017, respectively, and $244 million and $750 million in the third quarter and first nine months of 2016, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

26	Capital One Financial Corporation (COF)

Table 11: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$1,649	$1,472	12%		$4,744	$4,331	10%
Non-interest income	192	201	(4)		570	567	1
Total net revenue	1,841	1,673	10		5,314	4,898	8
Provision for credit losses	293	256	14		840	690	22
Non-interest expense	1,051	1,034	2		3,152	3,030	4
Income from continuing operations before income taxes	497	383	30		1,322	1,178	12
Income tax provision	181	139	30		482	428	13
Income from continuing operations, net of tax	$316	$244	30		$840	$750	12
Selected performance metrics:
Average loans held for investment:(1)
Auto	$52,615	$45,355	16		$50,711	$43,647	16
Home loan	19,302	22,852	(16)		20,211	23,819	(15)
Retail banking	3,446	3,520	(2)		3,473	3,540	(2)
Total consumer banking	$75,363	$71,727	5		$74,395	$71,006	5
Average yield on loans held for investment(2)	6.79%	6.41%	38	bps	6.61%	6.29%	32	bps
Average deposits	$185,072	$177,402	4%		$185,336	$176,159	5%
Average deposits interest rate	0.62%	0.56%	6	bps	0.60%	0.55%	5	bps
Net charge-offs	$276	$227	22%		$726	$556	31%
Net charge-off rate	1.47%	1.26%	21	bps	1.30%	1.04%	26	bps
Net charge-off rate (excluding PCI loans)(3)	1.74	1.62	12		1.57	1.37	20
Auto loan originations	$7,043	$6,804	4%		$21,521	$19,177	12%

(Dollars in millions, except as noted)	September 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$53,290	$47,916	11%
Home loan	18,820	21,584	(13)
Retail banking	3,454	3,554	(3)
Total consumer banking	$75,564	$73,054	3
30+ day performing delinquency rate	4.10%	4.10%	—
30+ day performing delinquency rate (excluding PCI loans)(3)	4.84	5.12	(28	)bps
30+ day delinquency rate	4.61	4.67	(6)
30+ day delinquency rate (excluding PCI loans)(3)	5.44	5.82	(38)
Nonperforming loan rate	0.71	0.72	(1)
Nonperforming loan rate (excluding PCI loans)(3)	0.84	0.90	(6)
Nonperforming asset rate(4)	0.88	1.09	(21)
Nonperforming asset rate (excluding PCI loans)(3)(4)	1.03	1.36	(33)
Allowance for loan and lease losses	$1,213	$1,102	10%
Allowance coverage ratio(5)(6)	1.61%	1.51%	10	bps
Deposits	$184,719	$181,917	2%
Loans serviced for others(7)	8,752	8,258	6
__________

(1)
Average consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) of $11.7 billion and $15.9 billion in the third quarter of 2017 and 2016, respectively, and $12.8 billion and $16.9 billion in the first nine months of 2017 and 2016, respectively. Period-end consumer banking loans held for investment includes PCI loans with carrying values of $11.5 billion and $14.5 billion as of September 30, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

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

(6)
Excluding the impact of the PCI home loan amounts in footnote 1 above, the allowance coverage ratios for our home loan portfolio and total consumer banking were 0.34% and 1.84%, respectively, as of September 30, 2017, compared to 0.51% and 1.83%, respectively, as of December 31, 2016.

(7)	Loans serviced for others represents loans serviced for third parties related to our consumer home loan lending business.
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, and changes in financial condition and credit performance between September 30, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $177 million to $1.6 billion in the third quarter of 2017 and increased by $413 million to $4.7 billion in the first nine months of 2017 primarily driven by growth in our auto loan portfolio and higher deposit volumes and margins in our retail banking business.

Consumer Banking loan yield increased by 38 basis points to 6.8% and increased by 32 basis points to 6.6% in the third quarter and first nine months of 2017, respectively. The increases were primarily driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and run-off of our acquired home loan portfolio.

•	Non-Interest Income: Non-interest income was substantially flat at $192 million and $570 million in the third quarter and first nine months of 2017, respectively.

•
Provision for Credit Losses: The provision for credit losses increased by $37 million to $293 million in the third quarter of 2017 and increased by $150 million to $840 million in the first nine months of 2017 primarily driven by:

◦	higher charge-offs in our auto loan portfolio due to recent growth and declines in used car auction prices, as well as changes in our charge-off practices for certain loans; and

◦	an allowance build for estimated hurricane-related losses.

•
Non-Interest Expense: Non-interest expense increased by $17 million to $1.1 billion in the third quarter of 2017 and increased by $122 million to $3.2 billion in the first nine months of 2017 primarily due to higher operating expenses driven by growth in our auto loan portfolio and continued investment in technology and infrastructure.

•
Loans Held for Investment: Period-end loans held for investment increased by $2.5 billion to $75.6 billion as of September 30, 2017 from December 31, 2016, and average loans held for investment increased by $3.6 billion to $75.4 billion in the third quarter of 2017 compared to the third quarter of 2016 and increased by $3.4 billion to $74.4 billion in the first nine months of 2017 compared to the first nine months of 2016. These increases were due to growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

•	Deposits: Period-end deposits increased by $2.8 billion to $184.7 billion as of September 30, 2017 from December 31, 2016.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 21 basis points to 1.47% in the third quarter of 2017 compared to the third quarter of 2016, and increased by 26 basis points to 1.30% in the first nine months of 2017 compared to the first nine months of 2016. The increases were driven by:

◦	higher losses in our auto loan portfolio due to recent growth and declines in used car auction prices, as well as changes in our charge-off practices for certain loans; and

◦	a greater portion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio.
The 30+ day delinquency rate decreased by 6 basis points to 4.61% as of September 30, 2017 from December 31, 2016 primarily attributable to:

28	Capital One Financial Corporation (COF)

◦	growth in our auto loan portfolio; and

◦	the impact of the transfer of certain nonperforming loans in our home loan portfolio from loans held for investment to loans held for sale.
These drivers were partially offset by higher auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $179 million and $538 million in the third quarter and first nine months of 2017, respectively, and $191 million and $396 million in the third quarter and first nine months of 2016, respectively.
Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

29	Capital One Financial Corporation (COF)

Table 12: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2017	2016	Change		2017	2016	Change
Selected income statement data:
Net interest income	$560	$555	1%		$1,695	$1,651	3%
Non-interest income	179	156	15		520	403	29
Total net revenue(1)	739	711	4		2,215	2,054	8
Provision (benefit) for credit losses(2)	63	61	3		201	417	(52)
Non-interest expense	394	349	13		1,166	1,014	15
Income from continuing operations before income taxes	282	301	(6)		848	623	36
Income tax provision	103	110	(6)		310	227	37
Income from continuing operations, net of tax	$179	$191	(6)		$538	$396	36
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$27,703	$26,154	6		$27,235	$25,612	6
Commercial and industrial	39,723	39,346	1		39,804	38,610	3
Total commercial lending	67,426	65,500	3		67,039	64,222	4
Small-ticket commercial real estate	433	534	(19)		453	565	(20)
Total commercial banking	$67,859	$66,034	3		$67,492	$64,787	4
Average yield on loans held for investment(1)(4)	3.98%	3.50%	48	bps	3.81%	3.45%	36	bps
Average deposits	$33,197	$33,498	(1)%		$33,890	$33,778	—
Average deposits interest rate	0.42%	0.30%	12	bps	0.37%	0.28%	9	bps
Net charge-offs	$163	$108	51%		$322	$214	50%
Net charge-off rate	0.96%	0.66%	30	bps	0.64%	0.44%	20	bps

(Dollars in millions, except as noted)	September 30, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$27,944	$26,609	5%
Commercial and industrial	39,306	39,824	(1)
Total commercial lending	67,250	66,433	1
Small-ticket commercial real estate	420	483	(13)
Total commercial banking	$67,670	$66,916	1
Nonperforming loan rate	1.16%	1.53%	(37	)bps
Nonperforming asset rate(5)	1.22	1.54	(32)
Allowance for loan and lease losses(2)	$669	$793	(16)%
Allowance coverage ratio(6)	0.99%	1.19%	(20	)bps
Deposits	$32,783	$33,866	(3)%
Loans serviced for others(7)	25,597	22,321	15
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

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $120 million and $129 million as of September 30, 2017 and December 31, 2016, respectively.

(3)
Average commercial banking loans held for investment includes PCI loans of $517 million and $672 million in the third quarter of 2017 and 2016, respectively, and $557 million and $813 million in the first nine months of 2017 and 2016, respectively. Period-end commercial banking loans held for investment includes PCI loans of $503 million and $613 million as of September 30, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”

30	Capital One Financial Corporation (COF)

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
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, and changes in financial condition and credit performance between September 30, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income was substantially flat at $560 million in the third quarter of 2017 and increased by $44 million to $1.7 billion in the first nine months of 2017 primarily driven by higher deposit margins as a result of higher interest rates and loan growth.

•
Non-Interest Income: Non-interest income increased by $23 million to $179 million in the third quarter of 2017 and increased by $117 million to $520 million in the first nine months of 2017 primarily driven by increased activity across a broad range of products and services provided to our commercial customers.

•
Provision for Credit Losses: The provision for credit losses was substantially flat at $63 million in the third quarter of 2017 with both periods impacted by charge-offs in our taxi medallion lending portfolio resulting from declines in taxi medallion values.

The provision for credit losses decreased by $216 million to $201 million in the first nine months of 2017 primarily due to the absence of an allowance build in the first nine months of 2017, partially offset by higher losses primarily driven by charge-offs in our taxi medallion lending portfolio due to declines in taxi medallion values.

•
Non-Interest Expense: Non-interest expense increased by $45 million to $394 million in the third quarter of 2017 and increased by $152 million to $1.2 billion in the first nine months of 2017 primarily driven by higher operating expenses associated with loan growth and continued investments in technology and infrastructure.

•
Loans Held for Investment: Period-end loans held for investment increased by $754 million to $67.7 billion as of September 30, 2017 from December 31, 2016, and average loans held for investment increased by $1.8 billion to $67.9 billion in the third quarter of 2017 compared to the third quarter of 2016 and increased by $2.7 billion to $67.5 billion in the first nine months of 2017 compared to the first nine months of 2016. These increases were driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits decreased by $1.1 billion to $32.8 billion as of September 30, 2017 from December 31, 2016.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 30 basis points to 0.96% in the third quarter of 2017 compared to the third quarter of 2016 and increased by 20 basis points to 0.64% in the first nine months of 2017 compared to the first nine months of 2016 driven by higher charge-offs in our taxi medallion lending portfolio resulting from declines in taxi medallion values and the downgrade of our remaining taxi medallion lending portfolio to nonperforming classification.

The nonperforming loan rate decreased by 37 basis points to 1.16% as of September 30, 2017 from December 31, 2016 primarily due to improved credit risk ratings and charge-offs in our oil and gas portfolio as well as charge-offs in our taxi medallion lending portfolio, partially offset by the downgrade of our remaining taxi medallion lending portfolio to nonperforming classification.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio, asset/liability management and certain capital management activities. Other also includes:

•	foreign exchange-rate fluctuations on foreign currency-denominated balances;

•	unallocated corporate expenses that do not directly support the operations of the business segments or for which the business

31	Capital One Financial Corporation (COF)

segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges;

•	a portion of the net benefit (provision) for representation and warranty losses related to continuing operations; and

•	offsets related to certain line-item reclassifications.
Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Selected income statement data:
Net interest income	$51	$46	11%	$128	$162	(21)%
Non-interest income	49	2	**	9	8	13
Total net revenue(1)	100	48	108	137	170	(19)
Provision (benefit) for credit losses	11	(1)	**	4	(4)	**
Non-interest expense	161	94	71	289	205	41
Income (loss) from continuing operations before income taxes	(72)	(45)	60	(156)	(31)	**
Income tax provision (benefit)	(142)	(71)	100	(361)	(214)	69
Income from continuing operations, net of tax	$70	$26	169	$205	$183	12
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
Net income from continuing operations recorded in the Other category was $70 million and $205 million in the third quarter and first nine months of 2017, respectively, compared to $26 million and $183 million in the third quarter and first nine months of 2016, respectively.
The increase in the third quarter of 2017 was primarily driven by:

•	an increased income tax benefit as a result of increased tax-exempt income, tax credits and discrete tax benefits; and

•	gains from the sale of investment securities as a result of portfolio repositioning.
These drivers were partially offset by higher operating expenses associated with restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations as well as the realignment of resources supporting our Credit Card and Consumer Banking businesses.
The increase in net income in the first nine months of 2017 was primarily driven by an increased income tax benefit as a result of increased tax-exempt income and tax credits.
This driver was partially offset by:

•
higher operating expenses as a result of restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations as well as the realignment of resources supporting our Credit Card and Consumer Banking businesses; and

•
lower net interest income primarily driven by offsets from tax credits in our Commercial Banking business, and higher interest expense due to the net effect of higher interest rates, as well as growth and mix changes in our interest-bearing liabilities.

32	Capital One Financial Corporation (COF)

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

33	Capital One Financial Corporation (COF)

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
The Basel Committee has proposed, but has not finalized, changes to the Basel III capital framework. There is uncertainty around any final changes that the Basel Committee might adopt and which of those changes thereafter may be adopted in the United States. Additionally, the Federal Banking Agencies have recently proposed, but have not finalized, certain limited changes to the Basel III Capital Rule. There is uncertainty regarding how any of those changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches.
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. See “MD&A—Market Risk Profile” below for additional information. We began reporting risk-based capital ratios including market risk-weighted assets for the Company and CONA pursuant to the Market Risk Rule for positions covered by such rule in the third quarter of 2016. This change did not have a material impact on the risk-based capital ratios of these two entities. As of September 30, 2017, COBNA is not subject to the Market Risk Rule.
For additional information about the capital adequacy guidelines we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K.
Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of September 30, 2017 and December 31, 2016.
Table 14: Capital Ratios under Basel III(1)(2)

	September 30, 2017			December 31, 2016
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	10.7%	4.5%	N/A	10.1%	4.5%	N/A
Tier 1 capital(4)	12.2	6.0	6.0%	11.6	6.0	6.0%
Total capital(5)	14.8	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(6)	10.5	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(7)	9.0	N/A	N/A	8.6	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	12.8%	4.5%	6.5%	12.0%	4.5%	6.5%
Tier 1 capital(4)	12.8	6.0	8.0	12.0	6.0	8.0
Total capital(5)	15.5	8.0	10.0	14.8	8.0	10.0
Tier 1 leverage(6)	11.7	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(7)	9.6	N/A	N/A	8.9	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	12.2%	4.5%	6.5%	10.6%	4.5%	6.5%
Tier 1 capital(4)	12.2	6.0	8.0	10.6	6.0	8.0
Total capital(5)	13.5	8.0	10.0	11.8	8.0	10.0
Tier 1 leverage(6)	8.9	4.0	5.0	7.7	4.0	5.0
Supplementary leverage(7)	8.0	N/A	N/A	6.9	N/A	N/A
__________

34	Capital One Financial Corporation (COF)

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

(2)
Ratios as of September 30, 2017 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2017 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both September 30, 2017 and December 31, 2016.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer of 2.5% above the regulatory minimum ratios composed of common equity Tier 1 capital. The capital conservation buffer is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased in on January 1, 2019. The capital conservation buffer is 1.25% in 2017.
For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of September 30, 2017, the countercyclical capital buffer is zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2017, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 5.75%, 7.25% and 9.25%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of September 30, 2017, the Company and each of the Banks are all above the applicable combined thresholds.
Additionally, banks designated as global systemically important banks (“G-SIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Basel III Capital Rule. We are currently not designated as a G-SIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of September 30, 2017, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks such as ourselves that have not yet exited parallel run. Our estimated common equity Tier 1 capital, risk-weighted assets and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures that we believe provide useful information in evaluating compliance with regulatory capital requirements that are not effective yet. They are calculated based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.

35	Capital One Financial Corporation (COF)

Table 15: Regulatory Capital Reconciliations between Basel III Transition to Fully Phased-in(1)

(Dollars in millions)	September 30, 2017
Common equity Tier 1 capital under Basel III Standardized Approach	$31,298
Adjustments related to AOCI(2)	(84)
Adjustments related to intangibles(2)	(93)
Other adjustments(2)	(1)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$31,120
Risk-weighted assets under Basel III Standardized Approach(3)	$292,041
Adjustments for fully phased-in Basel III Standardized Approach(4)	1,101
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$293,142
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(5)	10.6%
__________

(1)	Estimated common equity Tier 1 capital, risk-weighted assets, and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures.

(2)	Assumes adjustments are fully phased-in.

(3)	Includes credit and market risk-weighted assets.

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
Dividend Policy and Stock Purchases
We paid common stock dividends of $0.40 per share in the third quarter of 2017. The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2017.

36	Capital One Financial Corporation (COF)

Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2017
					Q3	Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00	15.33
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of September 30, 2017, funds available for dividend payments from COBNA and CONA were $4.6 billion and $2.0 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2017 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $1.85 billion of shares of common stock beginning in the third quarter of 2017 through the end of the second quarter of 2018.
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

37	Capital One Financial Corporation (COF)

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
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of September 30, 2017 and December 31, 2016. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.6 billion and $1.0 billion as of September 30, 2017 and December 31, 2016, respectively.

38	Capital One Financial Corporation (COF)

Table 17: Loans Held for Investment Portfolio Composition

	September 30, 2017		December 31, 2016
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$99,981	39.6%	$97,120	39.6%
International card businesses	9,149	3.6	8,432	3.4
Total credit card	109,130	43.2	105,552	43.0
Consumer Banking:
Auto	53,290	21.1	47,916	19.5
Home loan	18,820	7.5	21,584	8.8
Retail banking	3,454	1.4	3,554	1.4
Total consumer banking	75,564	30.0	73,054	29.7
Commercial Banking:
Commercial and multifamily real estate	27,944	11.1	26,609	10.9
Commercial and industrial	39,306	15.5	39,824	16.2
Total commercial lending	67,250	26.6	66,433	27.1
Small-ticket commercial real estate	420	0.2	483	0.2
Total commercial banking	67,670	26.8	66,916	27.3
Other loans	58	—	64	—
Total loans held for investment	$252,422	100.0%	$245,586	100.0%
Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2017 and December 31, 2016.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	September 30, 2017	December 31, 2016
Real estate	41%	40%
Healthcare	14	14
Finance and insurance	13	13
Business services	5	5
Educational services	4	4
Oil and gas(2)	4	4
Public administration	4	4
Retail trade	3	4
Construction and land	3	3
Transportation(3)	1	2
Other	8	7
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)
In addition to loans outstanding, we also have unfunded lending commitments of approximately $3.2 billion and $2.9 billion to oil and gas companies as of September 30, 2017 and December 31, 2016, respectively. For information on our total unfunded lending commitments see “Note 14—Commitments, Contingencies, Guarantees and Others.”

(3)	Includes our taxi medallion lending portfolio among other portfolios.

39	Capital One Financial Corporation (COF)

Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans acquired in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $12.0 billion as of September 30, 2017 compared to $15.1 billion as of December 31, 2016. See “MD&A—Glossary and Acronyms” for the definition of “PCI loans.”
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
Home Loans
The majority of our home loan portfolio are PCI loans acquired from the ING Direct and CCB acquisitions, representing 61% and 67% of our total home loan portfolio as of September 30, 2017 and December 31, 2016, respectively. See “MD&A—Glossary and Acronyms” for the definition of “ING Direct acquisition” and “CCB.” The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming, as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents the break out of our total home loan portfolio by lien priority for PCI loans and remaining loans.
Table 19: Home Loans—Risk Profile by Lien Priority

	September 30, 2017
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,414	34.1%	$11,193	59.5%	$17,607	93.6%
2nd lien	976	5.2	237	1.2	1,213	6.4
Total	$7,390	39.3%	$11,430	60.7%	$18,820	100.0%

	December 31, 2016
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
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

Table 20 provides a sensitivity analysis of PCI loans in our home loan portfolio as of September 30, 2017. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact the results that are presented below.
Table 20: Sensitivity Analysis—PCI Home Loans(1)

(Dollars in millions)	September 30, 2017	Estimated Impact Increase (Decrease)
Expected cash flows	$13,678	$(16)
Accretable yield	2,281	60
Allowance for loan and lease losses	33	76
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
The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of September 30, 2017, December 31, 2016 and September 30, 2016.
Table 21: Credit Score Distribution

(Percentage of portfolio)	September 30, 2017	December 31, 2016	September 30, 2016
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	65%	64%	64%
660 or below	35	36	36
Total	100%	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	52%	51%
621 - 660	18	17	17
620 or below	31	31	32
Total	100%	100%	100%
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

41	Capital One Financial Corporation (COF)

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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of September 30, 2017 and December 31, 2016.
Table 22: 30+ Day Delinquencies

	September 30, 2017				December 31, 2016
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$3,940	3.94%	$3,940	3.94%	$3,839	3.95%	$3,839	3.95%
International card businesses	323	3.54	339	3.71	283	3.36	317	3.76
Total credit card(2)	4,263	3.91	4,279	3.92	4,122	3.91	4,156	3.94
Consumer Banking:
Auto	3,044	5.71	3,345	6.28	2,931	6.12	3,154	6.58
Home loan(3)	33	0.17	96	0.51	43	0.20	205	0.95
Retail banking	25	0.73	46	1.33	25	0.70	49	1.39
Total consumer banking(3)	3,102	4.10	3,487	4.61	2,999	4.10	3,408	4.67
Commercial Banking:
Commercial and multifamily real estate	16	0.06	80	0.28	20	0.07	45	0.17
Commercial and industrial	3	0.01	333	0.85	36	0.09	408	1.02
Total commercial lending	19	0.03	413	0.61	56	0.08	453	0.68
Small-ticket commercial real estate	2	0.43	8	2.01	6	1.31	10	2.14
Total commercial banking	21	0.03	421	0.62	62	0.09	463	0.69
Other loans	1	2.56	4	6.08	2	3.66	8	12.90
Total(2)	$7,387	2.93	$8,191	3.24	$7,185	2.93	$8,035	3.27
__________

(1)
The 30+ day performing and 30+ day delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including PCI loans as applicable.

(2)
On September 25, 2017, we completed the Cabela’s acquisition. The metrics reported above as of September 30, 2017 include the impact of this acquisition. Excluding this impact the total credit card and domestic credit card 30+ day performing delinquency rate as of September 30, 2017 would have been 4.10% and 4.15%, respectively, and the total 30+ day performing delinquency rate would have been 2.98%.

(3)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.44% and 4.84%, respectively, as of September 30, 2017, and 0.59% and 5.12%, respectively, as of December 31, 2016. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 1.30% and 5.44%, respectively, as of September 30, 2017, and 2.86% and 5.82%, respectively, as of December 31, 2016.

42	Capital One Financial Corporation (COF)

Table 23 presents an aging and geography of 30+ day delinquent loans as of September 30, 2017 and December 31, 2016.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Delinquency status:
30 – 59 days	$3,608	1.43%	$3,466	1.41%
60 – 89 days	2,008	0.79	1,920	0.78
> 90 days	2,575	1.02	2,649	1.08
Total	$8,191	3.24%	$8,035	3.27%
Geographic region:
Domestic	$7,852	3.11%	$7,718	3.14%
International	339	0.13	317	0.13
Total	$8,191	3.24%	$8,035	3.27%
Total loans held for investment	$252,422	100.00%	$245,586	100.00%
__________

(1)
Delinquency rates are calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total period-end loans held for investment, including PCI loans.

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of September 30, 2017 and December 31, 2016. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,966	1.80%	$1,936	1.83%
Consumer banking	—	—	—	—
Commercial banking	4	0.01	—	—
Total	$1,970	0.78	$1,936	0.79
Geographic region:
Domestic	$1,850	0.76	$1,840	0.78
International	120	1.31	96	1.14
Total	$1,970	0.78	$1,936	0.79
__________

(1)	Delinquency rates are calculated by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment, including PCI loans, for the specified loan category.
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

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2017 and December 31, 2016. Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International card businesses	$25	0.28%	$42	0.50%
Total credit card	25	0.02	42	0.04
Consumer Banking:
Auto	346	0.65	223	0.47
Home loan(2)	158	0.84	273	1.26
Retail banking	33	0.97	31	0.86
Total consumer banking(2)	537	0.71	527	0.72
Commercial Banking:
Commercial and multifamily real estate	64	0.23	30	0.11
Commercial and industrial	717	1.82	988	2.48
Total commercial lending	781	1.16	1,018	1.53
Small-ticket commercial real estate	7	1.59	4	0.85
Total commercial banking	788	1.16	1,022	1.53
Other loans	4	7.87	8	13.10
Total nonperforming loans held for investment(3)	$1,354	0.54	$1,599	0.65
Other nonperforming assets:(4)
Foreclosed property	$79	0.03	$75	0.03
Other assets(5)	86	0.03	205	0.08
Total other nonperforming assets	165	0.06	280	0.11
Total nonperforming assets	$1,519	0.60	$1,879	0.76
__________

(1)
We recognized interest income for loans classified as nonperforming of $38 million and $28 million in the first nine months of 2017 and 2016, respectively. Interest income foregone related to nonperforming loans was $43 million and $49 million in the first nine months of 2017 and 2016, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 2.13% and 0.84%, respectively, as of September 30, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

(3)
Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.89% and 1.08% as of September 30, 2017 and December 31, 2016, respectively.

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2017 and 2016.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$1,087	4.64%	$841	3.74%	$3,455	4.96%	$2,602	3.99%
International card businesses	68	3.08	65	3.18	227	3.60	203	3.32
Total credit card(2)	1,155	4.51	906	3.70	3,682	4.85	2,805	3.93
Consumer Banking:
Auto	257	1.96	210	1.85	671	1.77	508	1.55
Home loan(3)	1	0.02	1	0.03	5	0.03	9	0.05
Retail banking	18	2.10	16	1.75	50	1.91	39	1.46
Total consumer banking(3)	276	1.47	227	1.26	726	1.30	556	1.04
Commercial Banking:
Commercial and multifamily real estate	0	(0.01)	0	0.01	2	0.01	(2)	(0.01)
Commercial and industrial	163	1.64	107	1.09	319	1.07	214	0.74
Total commercial lending	163	0.97	107	0.66	321	0.64	212	0.44
Small-ticket commercial real estate	0	0.12	1	0.74	1	0.33	2	0.39
Total commercial banking	163	0.96	108	0.66	322	0.64	214	0.44
Other loans	12	86.90	(1)	(2.59)	4	9.20	(2)	(3.19)
Total net charge-offs	$1,606	2.61	$1,240	2.10	$4,734	2.60	$3,573	2.06
Average loans held for investment	$245,822		$235,843		$243,205		$231,004
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

(2)
On September 25, 2017, we completed the Cabela’s acquisition. The domestic credit card metrics reported above for the three and nine months ended September 30, 2017 include the impact of this acquisition. Excluding this impact (i) the total credit card and domestic credit card net charge-off rate for the three months ended September 30, 2017 would have been 4.52% and 4.66%, respectively; and (ii) the total credit card and domestic credit card net charge-off rate for the nine months ended September 30, 2017 would have been 4.85% and 4.97%, respectively.

(3)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.06% and 1.74%, respectively, for the three months ended September 30, 2017, compared to 0.08% and 1.62%, respectively, for the three months ended September 30, 2016; and 0.08% and 1.57%, respectively, for the nine months ended September 30, 2017, compared to 0.18% and 1.37%, respectively, for the nine months ended September 30, 2016.

45	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of September 30, 2017 and December 31, 2016, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 27: Troubled Debt Restructurings

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$777	32.3%	$715	29.0%
Consumer banking:
Auto	487	20.2	523	21.2
Home loan	190	7.9	241	9.8
Retail banking	40	1.7	43	1.7
Total consumer banking	717	29.8	807	32.7
Commercial banking	911	37.9	944	38.3
Total	$2,405	100.0%	$2,466	100.0%
Status of TDRs:
Performing	$1,761	73.2%	$1,631	66.1%
Nonperforming	644	26.8	835	33.9
Total	$2,405	100.0%	$2,466	100.0%
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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired include larger-balance commercial nonperforming loans and TDRs. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude PCI loans accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred.
Impaired loans, including TDRs, totaled $2.9 billion and $3.2 billion as of September 30, 2017 and December 31, 2016, respectively. Modified TDR loans accounted for $2.4 billion and $2.5 billion of impaired loans as of September 30, 2017 and December 31,

46	Capital One Financial Corporation (COF)

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
Table 28 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2017 and 2016, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

47	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2017	$4,825	$385	$5,210	$1,066	$59	$74	$1,199	$758	$3	$7,170
Charge-offs	(1,351)	(120)	(1,471)	(411)	(2)	(22)	(435)	(168)	(36)	(2,110)
Recoveries	264	52	316	154	1	4	159	5	24	504
Net charge-offs	(1,087)	(68)	(1,155)	(257)	(1)	(18)	(276)	(163)	(12)	(1,606)
Provision for loan and lease losses	1,417	49	1,466	274	3	15	292	75	11	1,844
Allowance build (release) for loan and lease losses	330	(19)	311	17	2	(3)	16	(88)	(1)	238
Other changes(2)	—	13	13	—	(2)	—	(2)	(1)	—	10
Balance as of September 30, 2017	5,155	379	5,534	1,083	59	71	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of June 30, 2017	—	—	—	—	—	7	7	132	—	139
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	(12)	—	(11)
Balance as of September 30, 2017	—	—	—	—	—	8	8	120	—	128
Combined allowance and reserve as of September 30, 2017	$5,155	$379	$5,534	$1,083	$59	$79	$1,221	$789	$2	$7,546

	Nine Months Ended September 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(4,289)	(355)	(4,644)	(1,119)	(9)	(61)	(1,189)	(334)	(36)	(6,203)
Recoveries	834	128	962	448	4	11	463	12	32	1,469
Net charge-offs	(3,455)	(227)	(3,682)	(671)	(5)	(50)	(726)	(322)	(4)	(4,734)
Provision for loan and lease losses	4,381	199	4,580	797	1	41	839	210	4	5,633
Allowance build (release) for loan and lease losses	926	(28)	898	126	(4)	(9)	113	(112)	—	899
Other changes(2)	—	30	30	—	(2)	—	(2)	(12)	—	16
Balance as of September 30, 2017	5,155	379	5,534	1,083	59	71	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	(9)	—	(8)
Balance as of September 30, 2017	—	—	—	—	—	8	8	120	—	128
Combined allowance and reserve as of September 30, 2017	$5,155	$379	$5,534	$1,083	$59	$79	$1,221	$789	$2	$7,546

48	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2016	$3,730	$356	$4,086	$833	$58	$81	$972	$821	$2	$5,881
Charge-offs	(1,062)	(109)	(1,171)	(300)	(3)	(20)	(323)	(112)	—	(1,606)
Recoveries	221	44	265	90	2	4	96	4	1	366
Net charge-offs	(841)	(65)	(906)	(210)	(1)	(16)	(227)	(108)	1	(1,240)
Provision (benefit) for loan and lease losses	1,190	82	1,272	239	5	14	258	96	(1)	1,625
Allowance build (release) for loan and lease losses	349	17	366	29	4	(2)	31	(12)	—	385
Other changes(2)	—	(7)	(7)	—	—	—	—	(1)	—	(8)
Balance as of September 30, 2016	4,079	366	4,445	862	62	79	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of June 30, 2016	—	—	—	—	—	8	8	161	—	169
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(2)	(2)	(35)	—	(37)
Balance as of September 30, 2016	—	—	—	—	—	6	6	126	—	132
Combined allowance and reserve as of September 30, 2016	$4,079	$366	$4,445	$862	$62	$85	$1,009	$934	$2	$6,390

	Nine Months Ended September 30, 2016
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Charge-offs	(3,287)	(321)	(3,608)	(796)	(15)	(51)	(862)	(224)	(2)	(4,696)
Recoveries	685	118	803	288	6	12	306	10	4	1,123
Net charge-offs	(2,602)	(203)	(2,805)	(508)	(9)	(39)	(556)	(214)	2	(3,573)
Provision (benefit) for loan and lease losses	3,326	278	3,604	644	1	46	691	452	(4)	4,743
Allowance build (release) for loan and lease losses	724	75	799	136	(8)	7	135	238	(2)	1,170
Other changes(2)	—	(8)	(8)	—	—	—	—	(34)	—	(42)
Balance as of September 30, 2016	4,079	366	4,445	862	62	79	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(1)	(1)	(35)	—	(36)
Balance as of September 30, 2016	—	—	—	—	—	6	6	126	—	132
Combined allowance and reserve as of September 30, 2016	$4,079	$366	$4,445	$862	$62	$85	$1,009	$934	$2	$6,390
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

49	Capital One Financial Corporation (COF)

Table 29 presents the allowance coverage ratios as of September 30, 2017 and December 31, 2016.
Table 29: Allowance Coverage Ratios

	September 30, 2017	December 31, 2016
Total allowance coverage ratio(1)	2.94%	2.65%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	129.34	110.83
Consumer banking (30+ day delinquent loans)	34.78	32.32
Commercial banking (nonperforming loans)	84.96	77.58
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
Our allowance for loan and lease losses increased by $915 million to $7.4 billion as of September 30, 2017 from December 31, 2016, and the allowance coverage ratio increased by 29 basis points to 2.94% as of September 30, 2017 from December 31, 2016. The increases were primarily driven by:

•
an allowance build in our domestic credit card loan portfolio primarily due to increasing losses from recent vintages and portfolio seasoning, as well as an initial quarterly allowance build related to the loans acquired in the Cabela’s acquisition

•	an allowance build in our auto loan portfolio due to higher losses associated with growth; and

•	an allowance build for estimated hurricane-related losses.
These increases were partially offset by an allowance decrease in our commercial loan portfolio due to charge-offs in our taxi medallion lending portfolio.

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
Table 30 below presents the composition of our liquidity reserves as of September 30, 2017 and December 31, 2016.
Table 30: Liquidity Reserves

(Dollars in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$8,484	$9,976
Investment securities available for sale, at fair value	39,742	40,737
Investment securities held to maturity, at fair value	29,327	26,196
Total investment securities portfolio(1)(2)	69,069	66,933
FHLB borrowing capacity secured by loans	22,104	24,078
Outstanding FHLB advances and letters of credit secured by loans	(13,647)	(17,646)
Investment securities encumbered for Public Funds and others	(8,655)	(9,265)
Total liquidity reserves	$77,355	$74,076
__________

(1)	The weighted-average life of our securities was approximately 5.9 years and 6.0 years as of September 30, 2017 and December 31, 2016, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.6 billion and $1.9 billion as of September 30, 2017 and December 31, 2016, respectively. We also pledged securities held to maturity with a carrying value of $7.8 billion and $8.1 billion as of September 30, 2017 and December 31, 2016, respectively.

50	Capital One Financial Corporation (COF)

Our liquidity reserves increased by $3.3 billion to $77.4 billion as of September 30, 2017 from December 31, 2016 primarily due to an increase in our investment securities portfolio. See “MD&A—Risk Management” in our 2016 Form 10-K for additional information on our management of liquidity risk.
We are subject to the Final Liquidity Coverage Ratio Rule (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and required us to calculate the LCR daily starting July 1, 2016. The minimum LCR standard was phased-in beginning January 1, 2015 and is at 100% as of January 1, 2017. At September 30, 2017, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2016 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $22.9 billion, of which $9.3 billion was still available to us to borrow as of September 30, 2017. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $478 million and $760 million as of September 30, 2017 and December 31, 2016, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $8.1 billion as of September 30, 2017.
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
Deposits
Table 31 provides the composition of deposits as of September 30, 2017 and December 31, 2016, as well as a comparison of average balances, interest expense and average deposit interest rates for the three and nine months ended September 30, 2017 and 2016.
Table 31: Deposits Composition and Average Deposits Interest Rates

(Dollars in millions)	September 30, 2017	December 31, 2016
Non-interest-bearing deposits	$26,106	$25,502
Interest-bearing checking accounts(1)	43,652	45,820
Saving deposits(2)	142,427	145,142
Time deposits less than $100,000	22,712	16,949
Total core deposits	234,897	233,413
Time deposits of $100,000 or more	3,863	2,875
Foreign deposits	302	480
Total deposits	$239,062	$236,768

51	Capital One Financial Corporation (COF)

	Three Months Ended September 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$44,055	$57	0.52%	$44,619	$54	0.48%
Saving deposits(2)	143,023	247	0.69	137,365	207	0.60
Time deposits less than $100,000	21,769	91	1.66	11,658	35	1.21
Total interest-bearing core deposits	208,847	395	0.75	193,642	296	0.61
Time deposits of $100,000 or more	3,836	15	1.52	2,644	9	1.38
Foreign deposits	454	—	0.38	627	1	0.36
Total interest-bearing deposits	$213,137	$410	0.77	$196,913	$306	0.62

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$45,041	$168	0.50%	$45,458	$164	0.48%
Saving deposits(2)	144,458	706	0.65	136,042	596	0.58
Time deposits less than $100,000	20,000	230	1.54	10,953	94	1.15
Total interest-bearing core deposits	209,499	1,104	0.70	192,453	854	0.59
Time deposits of $100,000 or more	3,531	40	1.49	2,441	25	1.39
Foreign deposits	478	1	0.39	671	2	0.35
Total interest-bearing deposits	$213,508	$1,145	0.72	$195,565	$881	0.60
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).
Our deposits include brokered deposits, which we obtained through third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $22.8 billion and $22.5 billion as of September 30, 2017 and December 31, 2016, respectively.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of September 30, 2017 and December 31, 2016, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations, and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit. Substantially all of our long-term FHLB advances are structured with either a monthly or a quarterly call option at our discretion.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, decreased by $225 million to $767 million as of September 30, 2017 from December 31, 2016.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $777 million to $58.7 billion as of September 30, 2017 from December 31, 2016, primarily attributable to decreases in our FHLB advances outstanding and securitized debt obligations, partially offset by an increase in our senior and subordinated notes.

52	Capital One Financial Corporation (COF)

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
Table 32 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2017 and December 31, 2016.
Table 32: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2017			December 31, 2016
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of October 31, 2017, Moody’s, S&P and Fitch Ratings (“Fitch”) have us on a stable outlook.

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
We measure our total exposure from non-dollar-denominated intercompany borrowings to our international businesses by regularly tracking the value of the loans made to our foreign operations and the associated forward foreign currency derivative contracts we use to hedge them. We apply a 1% U.S. dollar appreciation shock against these exposures to measure the impact to our consolidated

53	Capital One Financial Corporation (COF)

statements of income from foreign exchange transaction risk. The intercompany borrowings to our international businesses were 696 million GBP and 786 million GBP as of September 30, 2017 and December 31, 2016, respectively, and 6.1 billion CAD and 6.2 billion CAD as of September 30, 2017 and December 31, 2016, respectively.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.5 billion GBP as of both September 30, 2017 and December 31, 2016, and 1.0 billion CAD and 863 million CAD as of September 30, 2017 and December 31, 2016, respectively.
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
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions through derivatives. Our current market risk management policies include the use of derivatives, which are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $179.5 billion as of September 30, 2017 from $142.9 billion as of December 31, 2016 primarily driven by an increase in our hedging activities.
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

54	Capital One Financial Corporation (COF)

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
Table 33 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of September 30, 2017 and December 31, 2016. During the second quarter of 2017, we updated our projected commercial deposit attrition assumptions that resulted in longer life of these deposit balances and accounts for most of the decrease in economic value of equity sensitivity from December 31, 2016. Our net interest income sensitivity measures were largely unchanged from this assumption update.

55	Capital One Financial Corporation (COF)

Table 33: Interest Rate Sensitivity Analysis

	September 30, 2017	December 31, 2016
Estimated impact on projected baseline net interest income:
+200 basis points	(0.6)%	(0.1)%
+100 basis points	0.1	0.5
+50 basis points	0.2	0.4
–50 basis points	(0.5)	(1.0)
–100 basis points	(2.2)	N/A
Estimated impact on economic value of equity:
+200 basis points	(6.9)	(9.6)
+100 basis points	(2.6)	(3.8)
+50 basis points	(1.0)	(1.5)
–50 basis points	(0.4)	0.5
–100 basis points	(2.4)	N/A
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

56	Capital One Financial Corporation (COF)

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

57	Capital One Financial Corporation (COF)

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers, including the challenges relating to rapid significant technological changes;

•	the effectiveness of our risk management strategies;

•	our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	the extensive use of models in our business, including those to aggregate and assess various risk exposures and estimate certain financial values;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel;

•	the impact from natural disasters and other catastrophic events, including hurricanes Harvey and Irma;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees, business partners or third parties;

•	competition from providers of products and services that compete with our businesses;

•	increased competition for rewards customers resulting in higher rewards expense, or impairing our ability to attract and retain credit card customers;

•	merchants’ increasing focus on the fees charged by credit card networks; and

•	other risk factors listed from time to time in reports that we file with the SEC.
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

58	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions, except as noted)	September 30, 2017	December 31, 2016
Tangible Common Equity (Period-End)
Stockholders’ equity	$50,154	$47,514
Goodwill and intangible assets(1)	(15,249)	(15,420)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$30,545	$27,734
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$50,176	$47,972
Goodwill and intangible assets(1)	(15,277)	(15,455)
Noncumulative perpetual preferred stock	(4,360)	(4,051)
Tangible common equity	$30,539	$28,466
Tangible Assets (Period-End)
Total assets	$361,402	$357,033
Goodwill and intangible assets(1)	(15,249)	(15,420)
Tangible assets	$346,153	$341,613
Tangible Assets (Quarterly Average)
Total assets	$355,191	$350,225
Goodwill and intangible assets(1)	(15,277)	(15,455)
Tangible assets	$339,914	$334,770
Non-GAAP Ratio
TCE(2)	8.8%	8.1%
Capital Ratios(3)
Common equity Tier 1 capital(4)	10.7%	10.1%
Tier 1 capital(5)	12.2	11.6
Total capital(6)	14.8	14.3
Tier 1 leverage(7)	10.5	9.9
Supplementary leverage(8)	9.0	8.6
Regulatory Capital Metrics
Risk-weighted assets(9)	$292,041	$285,756
Adjusted average assets(7)	340,579	335,835
Total leverage exposure for supplementary leverage ratio	397,248	387,921

59	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2017	December 31, 2016
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$46,415	$44,103
Adjustments:
AOCI(10)(11)	(538)	(674)
Goodwill, net of related deferred tax liabilities	(14,300)	(14,307)
Intangible assets, net of related deferred tax liabilities(11)	(372)	(384)
Other	93	65
Common equity Tier 1 capital	31,298	28,803
Tier 1 capital instruments	4,360	4,359
Additional Tier 1 capital adjustments	(1)	—
Tier 1 capital	35,657	33,162
Tier 2 capital instruments	3,917	4,047
Qualifying allowance for loan and lease losses	3,698	3,608
Tier 2 capital	7,615	7,655
Total capital(12)	$43,272	$40,817
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

(3)
Ratios as of September 30, 2017 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2017 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Includes credit and market risk weighted assets.

(10)	Amounts presented are net of tax.

(11)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 60% for 2016 and 80% for 2017.

(12)	Total capital equals the sum of Tier 1 capital and Tier 2 capital.

60	Capital One Financial Corporation (COF)

Glossary and Acronyms
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
Cabela’s acquisition: On September 25, 2017, we completed the acquisition from Synovus Bank of credit card assets and related liabilities of World’s Foremost Bank, a wholly-owned subsidiary of Cabela’s Incorporated.
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

61	Capital One Financial Corporation (COF)

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

62	Capital One Financial Corporation (COF)

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
Nonperforming loans: Loans that have been placed on non-accrual status.
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
Purchased credit-impaired (“PCI”) loans: Refers to the loans acquired in a business combination that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). Acquired loans are considered PCI loans if they have a discount attributable, at least in part, to credit deterioration and they are not specifically scoped out of this guidance. Our PCI loans primarily include a limited portion of commercial loans acquired in the HFS acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase acquisitions.
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
Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.

63	Capital One Financial Corporation (COF)

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

64	Capital One Financial Corporation (COF)

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
GBP: Great British pound
GDP: Gross domestic product
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
HELOCs: Home equity lines of credit
HFI: Held for investment
HFS: Healthcare Financial Services

65	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

66	Capital One Financial Corporation (COF)

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2017	2016	2017	2016
Interest income:
Loans, including loans held for sale	$5,960	$5,383	$17,255	$15,616
Investment securities	431	386	1,280	1,206
Other	29	25	83	60
Total interest income	6,420	5,794	18,618	16,882
Interest expense:
Deposits	410	306	1,145	881
Securitized debt obligations	85	56	236	151
Senior and subordinated notes	194	121	522	338
Other borrowings	31	34	68	86
Total interest expense	720	517	1,971	1,456
Net interest income	5,700	5,277	16,647	15,426
Provision for credit losses	1,833	1,588	5,625	4,707
Net interest income after provision for credit losses	3,867	3,689	11,022	10,719
Non-interest income:
Service charges and other customer-related fees	414	417	1,203	1,233
Interchange fees, net	662	603	1,908	1,828
Net securities gains (losses)	68	1	64	(7)
Other	141	163	402	455
Total non-interest income	1,285	1,184	3,577	3,509
Non-interest expense:
Salaries and associate benefits	1,524	1,317	4,378	3,866
Occupancy and equipment	471	499	1,416	1,422
Marketing	379	393	1,210	1,236
Professional services	297	257	823	762
Communications and data processing	294	291	871	873
Amortization of intangibles	61	89	184	285
Other	541	515	1,533	1,435
Total non-interest expense	3,567	3,361	10,415	9,879
Income from continuing operations before income taxes	1,585	1,512	4,184	4,349
Income tax provision	448	496	1,205	1,372
Income from continuing operations, net of tax	1,137	1,016	2,979	2,977
Income (loss) from discontinued operations, net of tax	(30)	(11)	(26)	(17)
Net income	1,107	1,005	2,953	2,960
Dividends and undistributed earnings allocated to participating securities	(8)	(6)	(21)	(18)
Preferred stock dividends	(52)	(37)	(185)	(139)
Net income available to common stockholders	$1,047	$962	$2,747	$2,803
Basic earnings per common share:
Net income from continuing operations	$2.22	$1.94	$5.73	$5.50
Income (loss) from discontinued operations	(0.06)	(0.02)	(0.05)	(0.03)
Net income per basic common share	$2.16	$1.92	$5.68	$5.47
Diluted earnings per common share:
Net income from continuing operations	$2.20	$1.92	$5.68	$5.45
Income (loss) from discontinued operations	(0.06)	(0.02)	(0.05)	(0.03)
Net income per diluted common share	$2.14	$1.90	$5.63	$5.42
Dividends paid per common share	$0.40	$0.40	$1.20	$1.20
See Notes to Consolidated Financial Statements.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income	$1,107	$1,005	$2,953	$2,960
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	10	10	195	333
Net changes in securities held to maturity	26	28	72	74
Net unrealized gains (losses) on cash flow hedges	(17)	(142)	(38)	378
Foreign currency translation adjustments	38	(20)	86	(49)
Other	4	4	12	1
Other comprehensive income (loss), net of tax	61	(120)	327	737
Comprehensive income	$1,168	$885	$3,280	$3,697

See Notes to Consolidated Financial Statements.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,154	$4,185
Interest-bearing deposits and other short-term investments	4,330	5,791
Total cash and cash equivalents	8,484	9,976
Restricted cash for securitization investors	304	2,517
Securities available for sale, at fair value	39,742	40,737
Securities held to maturity, at carrying value	28,650	25,712
Loans held for investment:
Unsecuritized loans held for investment	217,659	213,824
Loans held in consolidated trusts	34,763	31,762
Total loans held for investment	252,422	245,586
Allowance for loan and lease losses	(7,418)	(6,503)
Net loans held for investment	245,004	239,083
Loans held for sale, at lower of cost or fair value	1,566	1,043
Premises and equipment, net	3,955	3,675
Interest receivable	1,426	1,351
Goodwill	14,532	14,519
Other assets	17,739	18,420
Total assets	$361,402	$357,033

Liabilities:
Interest payable	$301	$327
Deposits:
Non-interest-bearing deposits	26,106	25,502
Interest-bearing deposits	212,956	211,266
Total deposits	239,062	236,768
Securitized debt obligations	17,087	18,826
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	767	992
Senior and subordinated notes	28,420	23,431
Other borrowings	13,184	17,211
Total other debt	42,371	41,634
Other liabilities	12,427	11,964
Total liabilities	311,248	309,519
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both September 30, 2017 and December 31, 2016)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 660,583,843 and 653,736,607 shares issued as of September 30, 2017 and December 31, 2016, respectively, 484,419,510 and 480,218,547 shares outstanding as of September 30, 2017 and December 31, 2016, respectively)	7	7
Additional paid-in capital, net	31,526	31,157
Retained earnings	31,946	29,766
Accumulated other comprehensive loss	(622)	(949)
Treasury stock, at cost (par value $.01 per share; 176,164,333 and 173,518,060 shares as of September 30, 2017 and December 31, 2016, respectively)	(12,703)	(12,467)
Total stockholders’ equity	50,154	47,514
Total liabilities and stockholders’ equity	$361,402	$357,033
See Notes to Consolidated Financial Statements.

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,475,000	$0	653,736,607	$7	$31,157	$29,766	$(949)	$(12,467)	$47,514
Comprehensive income (loss)						2,953	327		3,280
Dividends—common stock			37,777	0	3	(588)			(585)
Dividends—preferred stock						(185)			(185)
Purchases of treasury stock								(236)	(236)
Issuances of common stock and restricted stock, net of forfeitures			3,466,690	0	124				124
Exercises of stock options and warrants			3,342,769	0	102				102
Compensation expense for restricted stock awards, restricted stock units and stock options					140				140
Balance as of September 30, 2017	4,475,000	$0	660,583,843	$7	$31,526	$31,946	$(622)	$(12,703)	$50,154

See Notes to Consolidated Financial Statements.

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Operating activities:
Income from continuing operations, net of tax	$2,979	$2,977
Income (loss) from discontinued operations, net of tax	(26)	(17)
Net income	2,953	2,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,625	4,707
Depreciation and amortization, net	1,719	1,819
Deferred tax benefit	(321)	(621)
Net (gains) losses on sales of securities available for sale	(69)	(3)
Impairment losses on securities available for sale	5	10
Gain on sales of loans held for sale	(42)	(77)
Stock plan compensation expense	164	150
Other	(4)	(10)
Loans held for sale:
Originations and purchases	(6,776)	(6,122)
Proceeds from sales and paydowns	6,387	5,888
Changes in operating assets and liabilities:
Changes in interest receivable	(47)	(63)
Changes in other assets	781	93
Changes in interest payable	(27)	(62)
Changes in other liabilities	(198)	1,166
Net change from discontinued operations	(59)	26
Net cash from operating activities	10,091	9,861
Investing activities:
Securities available for sale:
Purchases	(9,565)	(11,349)
Proceeds from paydowns and maturities	5,493	5,773
Proceeds from sales	5,793	3,528
Securities held to maturity:
Purchases	(4,731)	(2,281)
Proceeds from paydowns and maturities	1,894	1,874
Loans:
Net changes in loans held for investment	(7,690)	(13,068)
Principal recoveries of loans previously charged off	1,469	1,123
Purchases of premises and equipment	(776)	(508)
Net cash from acquisition activities	(3,220)	11
Net cash from other investing activities	(412)	(280)
Net cash from investing activities	(11,745)	(15,177)
See Notes to Consolidated Financial Statements.
	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Financing activities:
Deposits and borrowings:
Changes in deposits	$2,268	$8,249
Issuance of securitized debt obligations	2,991	4,987
Maturities and paydowns of securitized debt obligations	(7,233)	(2,790)
Issuance of senior and subordinated notes and long-term FHLB advances	27,784	20,380
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(26,871)	(22,401)
Changes in other borrowings	(210)	97
Common stock:
Net proceeds from issuances	124	99
Dividends paid	(585)	(618)
Preferred stock:
Net proceeds from issuances	0	583
Dividends paid	(185)	(139)
Purchases of treasury stock	(236)	(2,793)
Proceeds from share-based payment activities	102	3
Net cash from financing activities	(2,051)	5,657
Changes in cash, cash equivalents and restricted cash for securitization investors	(3,705)	341
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	12,493	9,040
Cash, cash equivalents and restricted cash for securitization investors, ending of the period	$8,788	$9,381
Supplemental cash flow information:
Non-cash item:
Net transfers from loans held for investment to loans held for sale	$449	$397
Securitized debt obligations assumed in acquisition	2,484	0
Interest paid	2,080	1,518
Income tax paid	779	1,551

See Notes to Consolidated Financial Statements.

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2017, our principal subsidiaries included:

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
On September 25, 2017, we completed the acquisition from Synovus Bank of credit card assets and related liabilities of World’s Foremost Bank, a wholly-owned subsidiary of Cabela’s Incorporated (“Cabela’s acquisition”) for a total purchase price of $3.2 billion net of cash and restricted cash acquired. The Cabela’s acquisition was accounted for as a business combination under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on our best estimates of fair value as of the acquisition date. As of the acquisition date, we recorded $6.0 billion of assets, which primarily consisted of $5.7 billion of credit card receivables, and assumed $2.6 billion of liabilities, of which $2.5 billion were securitized debt obligations. We expect to finalize the accounting for assets acquired and liabilities assumed in the Cabela’s acquisition by December 31, 2017. Results of the Cabela’s acquisition are included within our Credit Card segment.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2016 Form 10-K.
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
Loans
Charge-Offs
In the second quarter of 2017, we implemented changes in accounting estimates impacting our charge-off practices for the treatment of certain loans within our consumer banking loan portfolio. This includes changes to the charge-off timing of auto and home loans where the borrower has filed for bankruptcy and the loans have not been reaffirmed, which are now charged off in the period that the loan is 60 days from the bankruptcy notification date.
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
Recently Issued but Not Yet Adopted Accounting Standards
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new hedge accounting guidance to amend the existing hedge accounting recognition and presentation requirements. The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of the impacts of those hedging relationships. The guidance is effective for us on January 1, 2019, with early adoption permitted. We are currently assessing the potential impacts of this guidance to our existing risk management practices as well as the overall effects on our consolidated financial statements and related disclosures. We are currently evaluating the overall impact of adopting this standard earlier than required.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued revised guidance to shorten the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on its effective date.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued revised guidance which is intended to reduce the cost and complexity of testing goodwill for impairment by eliminating the second step from the current goodwill impairment test. Under the existing guidance, the first step compares a reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting. Under the new guidance, any impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. This guidance is effective for us on January 1, 2020, with early adoption permitted, using the prospective method of adoption. We plan to adopt the standard on its effective date.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model is applicable to financial assets measured at amortized cost, net investments in leases that are not accounted for at fair value through net income and certain off-balance sheet arrangements. The CECL model will replace our current accounting for purchased credit-impaired (“PCI”) and impaired loans. The guidance also amends the available for sale (“AFS”) debt securities other-than-temporary impairment (“OTTI”) model. Credit losses (and subsequent recoveries) on AFS debt securities will be recorded through an allowance approach, rather than the current U.S. GAAP practice of permanent write-downs for credit losses and accreting positive changes through interest income over time.
This guidance is effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019, using the modified retrospective method of adoption. We plan to adopt the standard on its effective date. We have established a company-wide, cross-functional governance structure for our implementation of this standard. We are in the process of determining key accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes and systems. We continue to assess the potential impact on our consolidated financial statements and related disclosures. Due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.
Leases
In February 2016, the FASB issued revised guidance for leases. The guidance requires lessees to recognize right of use assets and lease liabilities on their consolidated balance sheets and disclose key information about all their leasing arrangements, with certain practical expedients. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on the effective date. We are currently in the process of reviewing lease contracts, establishing new processes and internal controls, evaluating the impact of various accounting policy elections and the potential impact on our consolidated financial statements. We expect our total assets and liabilities to increase.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued revised guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of the guidance include, (i) the measurement of most equity investments at fair value with changes in fair value recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the required use of the exit price notion when valuing financial instruments for disclosure purposes; (iii) the separate presentation in other comprehensive income of the instrument-specific credit risk portion of the total change in the fair value of a liability under the fair value option; (iv) the determination of the need for a valuation allowance on a deferred tax asset related to AFS securities must be made in combination with other deferred tax assets. The guidance eliminates the current classifications of equity securities as trading or AFS and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the consolidated balance sheets or within the accompanying notes. The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. This guidance is effective for us on January 1, 2018. Early adoption is only permitted for the requirement to present the portion of the total change in fair value attributable to a change in the instrument-specific credit risk in other comprehensive income. We plan to adopt the standard on its effective date, and do not expect such adoption to have a material impact on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued revised guidance for the recognition, measurement and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Entities can elect to apply either a full or modified retrospective method of adoption.
Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. Our implementation efforts have included identifying revenues and related costs within the scope of this guidance, reviewing the associated contracts and evaluating the related accounting policies and internal controls to determine if any changes will be required. We have substantially completed the evaluation of the potential impact of this guidance on the timing, recognition, and presentation of revenues and expenses and have not identified any material changes. We continue to evaluate and prepare for the new disclosures required by this guidance. We plan to adopt the standard on its effective date, using the modified retrospective method of adoption.

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS
Our discontinued operations consist of the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Although the manufactured housing operations were sold to a third party in 2004 prior to our acquisition of North Fork, we acquired certain retained interests and obligations related to those operations as part of the acquisition. Separately, in the third quarter of 2007 we closed the mortgage origination operations of the wholesale mortgage banking unit. The results of both the wholesale banking unit and the manufactured housing operations have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statements of income. As of September 30, 2017, we had no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations for the three and nine months ended September 30, 2017 and 2016:
Table 2.1: Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Income (loss) from discontinued operations before income taxes	$(47)	$(17)	$(40)	$(27)
Income tax provision (benefit)	(17)	(6)	(14)	(10)
Income (loss) from discontinued operations, net of tax	$(30)	$(11)	$(26)	$(17)
The discontinued mortgage origination operations of our wholesale mortgage banking unit have remaining assets primarily consisting of a deferred tax asset related to the reserve for representations and warranties on loans previously sold to third parties. As of September 30, 2017, we had contingent obligations to exercise mandatory clean-up calls associated with certain securitization transactions undertaken by the discontinued GreenPoint Credit, LLC manufactured housing operations in the event the third-party servicer could not fulfill its obligation to exercise these clean-up calls. On October 10, 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions. See “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others” for information on the reserve related to our retained interests and obligations associated with GreenPoint Credit, LLC manufactured housing operations and the reserves we have established for our mortgage representation and warranty exposure.

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency and non-agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 92% and 91% of our total investment securities as of September 30, 2017 and December 31, 2016, respectively.
The table below presents the overview of our investment securities portfolio as of September 30, 2017 and December 31, 2016.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	September 30, 2017	December 31, 2016
Securities available for sale, at fair value	$39,742	$40,737
Securities held to maturity, at carrying value	28,650	25,712
Total investment securities	$68,392	$66,449
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2017 and December 31, 2016.
Table 3.2: Investment Securities Available for Sale

	September 30, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,110	$29	$0	$5,139
RMBS:
Agency(2)	26,186	109	(256)	26,039
Non-agency	1,797	402	0	2,199
Total RMBS	27,983	511	(256)	28,238
CMBS:
Agency(2)	3,033	16	(28)	3,021
Non-agency	1,783	27	(2)	1,808
Total CMBS	4,816	43	(30)	4,829
Other ABS(3)	546	1	0	547
Other securities(4)	984	6	(1)	989
Total investment securities available for sale	$39,439	$590	$(287)	$39,742

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,103	$11	$(49)	$5,065
RMBS:
Agency(2)	26,830	109	(412)	26,527
Non-agency	2,349	382	(9)	2,722
Total RMBS	29,179	491	(421)	29,249
CMBS:
Agency(2)	3,335	14	(45)	3,304
Non-agency	1,676	21	(13)	1,684
Total CMBS	5,011	35	(58)	4,988
Other ABS(3)	714	1	(1)	714
Other securities(4)	726	1	(6)	721
Total investment securities available for sale	$40,733	$539	$(535)	$40,737
__________

(1)
Includes non-credit-related OTTI that is recorded in accumulated other comprehensive income (“AOCI”) of $1 million and $9 million as of September 30, 2017 and December 31, 2016, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)
Includes Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities.

(3)
ABS collateralized by credit card loans constituted approximately 56% and 57% of the other ABS portfolio as of September 30, 2017 and December 31, 2016, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 23% of the other ABS portfolio as of both September 30, 2017 and December 31, 2016.

(4)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of September 30, 2017 and December 31, 2016.
Table 3.3: Investment Securities Held to Maturity

	September 30, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	25,590	(795)	24,795	704	(102)	25,397
Agency CMBS	3,737	(81)	3,656	97	(22)	3,731
Total investment securities held to maturity	$29,526	$(876)	$28,650	$801	$(124)	$29,327

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	23,022	(897)	22,125	606	(158)	22,573
Agency CMBS	3,480	(92)	3,388	77	(41)	3,424
Total investment securities held to maturity	$26,701	$(989)	$25,712	$683	$(199)	$26,196
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016.
Table 3.4: Securities in a Gross Unrealized Loss Position

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1	$0	$0	$0	$1	$0
RMBS:
Agency	9,699	(85)	8,237	(171)	17,936	(256)
Non-agency	9	0	11	0	20	0
Total RMBS	9,708	(85)	8,248	(171)	17,956	(256)
CMBS:
Agency	828	(8)	818	(20)	1,646	(28)
Non-agency	177	0	152	(2)	329	(2)
Total CMBS	1,005	(8)	970	(22)	1,975	(30)
Other ABS	116	0	52	0	168	0
Other securities	364	(1)	0	0	364	(1)
Total investment securities available for sale in a gross unrealized loss position	$11,194	$(94)	$9,270	$(193)	$20,464	$(287)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,060	$(49)	$0	$0	$1,060	$(49)
RMBS:
Agency	16,899	(329)	4,865	(83)	21,764	(412)
Non-agency	128	(2)	145	(7)	273	(9)
Total RMBS	17,027	(331)	5,010	(90)	22,037	(421)
CMBS:
Agency	1,624	(21)	745	(24)	2,369	(45)
Non-agency	826	(11)	129	(2)	955	(13)
Total CMBS	2,450	(32)	874	(26)	3,324	(58)
Other ABS	187	(1)	21	0	208	(1)
Other securities	417	(6)	0	0	417	(6)
Total investment securities available for sale in a gross unrealized loss position	$21,141	$(419)	$5,905	$(116)	$27,046	$(535)

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, the amortized cost of approximately 680 securities available for sale exceeded their fair value by $287 million, of which $193 million related to securities that had been in a loss position for 12 months or longer. As of September 30, 2017, our investments in non-agency RMBS and CMBS, other ABS and other securities accounted for $3 million, or 1%, of total gross unrealized losses on securities available for sale. As of September 30, 2017, the carrying value of approximately 160 securities classified as held to maturity exceeded their fair value by $124 million.
The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2017.
Table 3.5: Contractual Maturities of Securities Available for Sale

	September 30, 2017
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$730	$731
Due after 1 year through 5 years	2,983	3,013
Due after 5 years through 10 years	6,650	6,694
Due after 10 years(1)	29,076	29,304
Total	$39,439	$39,742
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	September 30, 2017
(Dollars in millions)	Carrying Value	Fair Value
Due in 1 year or less	$200	$199
Due after 1 year through 5 years	753	795
Due after 5 years through 10 years	598	625
Due after 10 years	27,099	27,708
Total	$28,650	$29,327
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of September 30, 2017.
Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	September 30, 2017
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$202	$647	$4,290	$0	$5,139
RMBS:
Agency	173	12,086	13,780	0	26,039
Non-agency	11	1,094	860	234	2,199
Total RMBS	184	13,180	14,640	234	28,238
CMBS:
Agency	151	1,899	971	0	3,021
Non-agency	178	1,207	423	0	1,808
Total CMBS	329	3,106	1,394	0	4,829
Other ABS	282	265	0	0	547
Other securities	206	335	352	96	989
Total securities available for sale	$1,203	$17,533	$20,676	$330	$39,742
Amortized cost of securities available for sale	$1,204	$17,346	$20,598	$291	$39,439
Weighted-average yield for securities available for sale(1)	1.42%	2.51%	2.32%	6.26%	2.40%
Carrying value of securities held to maturity:
U.S. Treasury securities	$199	$0	$0	$0	$199
Agency RMBS	22	1,781	18,421	4,571	24,795
Agency CMBS	0	1,955	628	1,073	3,656
Total securities held to maturity	$221	$3,736	$19,049	$5,644	$28,650
Fair value of securities held to maturity	$220	$3,832	$19,513	$5,762	$29,327
Weighted-average yield for securities held to maturity(1)	0.67%	2.52%	2.67%	3.33%	2.76%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of September 30, 2017, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three and nine months ended September 30, 2017 and 2016 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Credit loss component, beginning of period	$207	$204	$207	$199
Additions:
Initial credit impairment	1	0	1	1
Subsequent credit impairment	0	0	1	7
Total additions	1	0	2	8
Reductions due to payoffs, disposals, transfers and other	(61)	0	(62)	(3)
Credit loss component, end of period	$147	$204	$147	$204
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and nine months ended September 30, 2017 and 2016. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Realized gains (losses):
Gross realized gains	$118	$2	$123	$8
Gross realized losses	(49)	(1)	(54)	(5)
Net realized gains	69	1	69	3
OTTI recognized in earnings:
Credit-related OTTI	(1)	0	(2)	(8)
Intent-to-sell OTTI	0	0	(3)	(2)
Total OTTI recognized in earnings	(1)	0	(5)	(10)
Net securities gains (losses)	$68	$1	$64	$(7)
Total proceeds from sales	$2,670	$828	$5,793	$3,528

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $1.6 billion and $1.9 billion as of September 30, 2017 and December 31, 2016, respectively. We also pledged securities held to maturity with a carrying value of $7.8 billion and $8.1 billion as of September 30, 2017 and December 31, 2016, respectively. Of the total securities pledged as collateral, we have encumbered a fair value of $8.7 billion and $9.3 billion as of September 30, 2017 and December 31, 2016, respectively, primarily related to Public Fund deposits. We accepted pledges of securities with a fair value of $1 million and $16 million as of September 30, 2017 and December 31, 2016, respectively, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of September 30, 2017 and December 31, 2016.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	September 30, 2017	December 31, 2016
Outstanding balance	$2,226	$2,899
Carrying value	1,913	2,277
Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three and nine months ended September 30, 2017.
Table 3.11: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Accretable yield, beginning of period	$1,093	$1,173
Accretion recognized in earnings	(46)	(144)
Reduction due to payoffs, disposals, transfers and other	(154)	(157)
Net reclassifications from nonaccretable difference	(35)	(14)
Accretable yield, end of period	$858	$858

81	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes certain consumer and commercial loans acquired through business combinations that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which are referred to as PCI loans. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on the accounting guidance for these loans. The credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of September 30, 2017 and December 31, 2016. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$96,010	$1,223	$871	$1,846	$3,940	$31	$99,981
International card businesses	8,810	135	78	126	339	0	9,149
Total credit card	104,820	1,358	949	1,972	4,279	31	109,130
Consumer Banking:
Auto	49,945	2,125	944	276	3,345	0	53,290
Home loan	7,294	36	12	48	96	11,430	18,820
Retail banking	3,387	21	7	18	46	21	3,454
Total consumer banking	60,626	2,182	963	342	3,487	11,451	75,564
Commercial Banking:
Commercial and multifamily real estate	27,839	12	1	67	80	25	27,944
Commercial and industrial	38,495	52	93	188	333	478	39,306
Total commercial lending	66,334	64	94	255	413	503	67,250
Small-ticket commercial real estate	412	3	1	4	8	0	420
Total commercial banking	66,746	67	95	259	421	503	67,670
Other loans	54	1	1	2	4	0	58
Total loans(1)	$232,246	$3,608	$2,008	$2,575	$8,191	$11,985	$252,422
% of Total loans	92.01%	1.43%	0.79%	1.02%	3.24%	4.75%	100.00%

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$93,279	$1,153	$846	$1,840	$3,839	$2	$97,120
International card businesses	8,115	124	72	121	317	0	8,432
Total credit card	101,394	1,277	918	1,961	4,156	2	105,552
Consumer Banking:
Auto	44,762	2,041	890	223	3,154	0	47,916
Home loan	6,951	44	20	141	205	14,428	21,584
Retail banking	3,477	22	7	20	49	28	3,554
Total consumer banking	55,190	2,107	917	384	3,408	14,456	73,054
Commercial Banking:
Commercial and multifamily real estate	26,536	45	0	0	45	28	26,609
Commercial and industrial	38,831	27	84	297	408	585	39,824
Total commercial lending	65,367	72	84	297	453	613	66,433
Small-ticket commercial real estate	473	7	1	2	10	0	483
Total commercial banking	65,840	79	85	299	463	613	66,916
Other loans	56	3	0	5	8	0	64
Total loans(1)	$222,480	$3,466	$1,920	$2,649	$8,035	$15,071	$245,586
% of Total loans	90.59%	1.41%	0.78%	1.08%	3.27%	6.14%	100.00%
__________

(1)
Loans (other than PCI loans) include unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $739 million and $558 million as of September 30, 2017 and December 31, 2016, respectively.

We pledged loan collateral of $28.5 billion and $29.3 billion to secure the majority of our FHLB borrowing capacity of $22.9 billion and $24.9 billion as of September 30, 2017 and December 31, 2016, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of September 30, 2017 and December 31, 2016.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	September 30, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,846	N/A	$1,840	N/A
International card businesses	120	$25	96	$42
Total credit card	1,966	25	1,936	42
Consumer Banking:
Auto	0	346	0	223
Home loan	0	158	0	273
Retail banking	0	33	0	31
Total consumer banking	0	537	0	527

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$4	$64	$0	$30
Commercial and industrial	0	717	0	988
Total commercial lending	4	781	0	1,018
Small-ticket commercial real estate	0	7	0	4
Total commercial banking	4	788	0	1,022
Other loans	0	4	0	8
Total	$1,970	$1,354	$1,936	$1,599
% of Total loans	0.78%	0.54%	0.79%	0.65%
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
The table below displays the geographic profile of our credit card loan portfolio as of September 30, 2017 and December 31, 2016.
Table 4.3: Credit Card Risk Profile by Geographic Region

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$10,946	10.0%	$11,068	10.5%
Texas	7,474	6.8	7,227	6.8
New York	7,069	6.5	7,090	6.7
Florida	6,453	5.9	6,540	6.2
Illinois	4,499	4.1	4,492	4.3
Pennsylvania	4,294	3.9	4,048	3.8
Ohio	3,689	3.4	3,654	3.5
New Jersey	3,441	3.2	3,488	3.3
Michigan	3,334	3.1	3,164	3.0
Other	48,782	44.7	46,349	43.9
Total domestic credit card	99,981	91.6	97,120	92.0
International card businesses:
Canada	6,070	5.6	5,594	5.3
United Kingdom	3,079	2.8	2,838	2.7
Total international card businesses	9,149	8.4	8,432	8.0
Total credit card	$109,130	100.0%	$105,552	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
The table below presents net charge-offs for the three and nine months ended September 30, 2017 and 2016.

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card(2)	$1,087	4.64%	$841	3.74%	$3,455	4.96%	$2,602	3.99%
International card businesses	68	3.08	65	3.18	227	3.60	203	3.32
Total credit card(2)	$1,155	4.51	$906	3.70	$3,682	4.85	$2,805	3.93
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

(2)
On September 25, 2017, we completed the Cabela’s acquisition. The domestic credit card metrics reported above for the three and nine months ended September 30, 2017 include the impact of this acquisition. Excluding this impact (i) the total credit card and domestic credit card net charge-off rate for the three months ended September 30, 2017 would have been 4.52% and 4.66%, respectively; and (ii) the total credit card and domestic credit card net charge-off rate for the nine months ended September 30, 2017 would have been 4.85% and 4.97%, respectively.

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
The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans as of September 30, 2017 and December 31, 2016.

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.5: Consumer Banking Risk Profile by Geographic Region

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$6,961	9.2%	$6,304	8.6%
California	6,052	8.0	5,448	7.5
Florida	4,402	5.8	3,985	5.5
Georgia	2,715	3.6	2,506	3.4
Ohio	2,265	3.0	2,017	2.8
Louisiana	2,260	3.0	2,159	3.0
Illinois	2,188	2.9	2,065	2.8
Other	26,447	35.0	23,432	32.0
Total auto	53,290	70.5	47,916	65.6
Home loan:
California	4,115	5.4	4,993	6.8
New York	1,985	2.6	2,036	2.8
Maryland	1,287	1.7	1,409	1.9
Virginia	1,102	1.5	1,204	1.7
Illinois	1,053	1.4	1,218	1.7
New Jersey	1,000	1.3	1,112	1.5
Texas	883	1.2	823	1.1
Other	7,395	9.8	8,789	12.0
Total home loan	18,820	24.9	21,584	29.5
Retail banking:
Louisiana	977	1.3	1,010	1.4
New York	934	1.2	941	1.3
Texas	718	1.0	756	1.0
New Jersey	219	0.3	238	0.3
Maryland	187	0.2	190	0.3
Virginia	154	0.2	156	0.2
Other	265	0.4	263	0.4
Total retail banking	3,454	4.6	3,554	4.9
Total consumer banking	$75,564	100.0%	$73,054	100.0%
__________

(1)	Percentages by geographic region are calculated based on period-end amounts.
The table below presents nonperforming loans in our consumer banking loan portfolio as of September 30, 2017 and December 31, 2016, as well as net charge-offs for the three and nine months ended September 30, 2017 and 2016.

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$257	1.96%	$210	1.85%	$671	1.77%	$508	1.55%
Home loan(2)	1	0.02	1	0.03	5	0.03	9	0.05
Retail banking	18	2.10	16	1.75	50	1.91	39	1.46
Total consumer banking(2)	$276	1.47	$227	1.26	$726	1.30	$556	1.04

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$346	0.65%	$223	0.47%
Home loan(4)	158	0.84	273	1.26
Retail banking	33	0.97	31	0.86
Total consumer banking(4)	$537	0.71	$527	0.72
__________

(1)	The net charge-off rate is calculated by dividing annualized net charge-offs by average balance of loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.06% and 1.74%, respectively, for the three months ended September 30, 2017, compared to 0.08% and 1.62%, respectively, for the three months ended September 30, 2016; and 0.08% and 1.57%, respectively, for the nine months ended September 30, 2017, compared to 0.18% and 1.37%, respectively, for the nine months ended September 30, 2016.

(3)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 2.13% and 0.84%, respectively, as of September 30, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

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
The following table presents the distribution of our home loan portfolio as of September 30, 2017 and December 31, 2016, based on selected key risk characteristics.

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	September 30, 2017
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2008	$1,689	9.0%	$7,808	41.5%	$9,497	50.5%
2009	65	0.3	833	4.5	898	4.8
2010	66	0.4	1,172	6.2	1,238	6.6
2011	120	0.6	1,272	6.8	1,392	7.4
2012	727	3.9	192	1.0	919	4.9
2013	402	2.1	48	0.3	450	2.4
2014	491	2.6	28	0.1	519	2.7
2015	936	5.0	28	0.1	964	5.1
2016	1,647	8.7	23	0.1	1,670	8.8
2017	1,247	6.7	26	0.1	1,273	6.8
Total	$7,390	39.3%	$11,430	60.7%	$18,820	100.0%
Geographic concentration:(4)
California	$999	5.3%	$3,116	16.6%	$4,115	21.9%
New York	1,400	7.4	585	3.1	1,985	10.5
Maryland	610	3.2	677	3.6	1,287	6.8
Virginia	538	2.9	564	3.0	1,102	5.9
Illinois	154	0.8	899	4.8	1,053	5.6
New Jersey	391	2.1	609	3.2	1,000	5.3
Texas	804	4.3	79	0.4	883	4.7
Louisiana	848	4.5	19	0.1	867	4.6
Florida	184	1.0	618	3.3	802	4.3
Arizona	94	0.5	634	3.4	728	3.9
Other	1,368	7.3	3,630	19.2	4,998	26.5
Total	$7,390	39.3%	$11,430	60.7%	$18,820	100.0%
Lien type:
1st lien	$6,414	34.1%	$11,193	59.5%	$17,607	93.6%
2nd lien	976	5.2	237	1.2	1,213	6.4
Total	$7,390	39.3%	$11,430	60.7%	$18,820	100.0%
Interest rate type:
Fixed rate	$3,725	19.8%	$1,653	8.8%	$5,378	28.6%
Adjustable rate	3,665	19.5	9,777	51.9	13,442	71.4
Total	$7,390	39.3%	$11,430	60.7%	$18,820	100.0%

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
Origination year:(3)
< = 2008	$2,166	10.0%	$9,684	44.9%	$11,850	54.9%
2009	80	0.4	1,088	5.0	1,168	5.4
2010	82	0.4	1,562	7.2	1,644	7.6
2011	139	0.6	1,683	7.8	1,822	8.4
2012	969	4.5	268	1.2	1,237	5.7
2013	465	2.2	59	0.2	524	2.4
2014	557	2.6	31	0.2	588	2.8
2015	1,024	4.7	30	0.2	1,054	4.9
2016	1,674	7.8	23	0.1	1,697	7.9
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Geographic concentration:(4)
California	$976	4.5%	$4,017	18.6%	$4,993	23.1%
New York	1,343	6.2	693	3.2	2,036	9.4
Maryland	585	2.7	824	3.9	1,409	6.6
Illinois	108	0.5	1,110	5.1	1,218	5.6
Virginia	490	2.3	714	3.3	1,204	5.6
New Jersey	379	1.8	733	3.4	1,112	5.2
Louisiana	962	4.5	23	0.1	985	4.6
Florida	159	0.7	772	3.6	931	4.3
Arizona	89	0.4	799	3.7	888	4.1
Texas	725	3.4	98	0.4	823	3.8
Other	1,340	6.2	4,645	21.5	5,985	27.7
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Interest rate type:
Fixed rate	$3,394	15.8%	$1,822	8.4%	$5,216	24.2%
Adjustable rate	3,762	17.4	12,606	58.4	16,368	75.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
__________

(1)	The PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(2)	Percentages within each risk category are calculated based on period-end amounts.

(3)	Modified loans are reported in the origination year of the initial borrowing.

(4)	States listed represent those that have the highest individual concentration of home loans.
Our recorded investment in home loans that are in process of foreclosure was $310 million and $382 million as of September 30, 2017 and December 31, 2016, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of September 30, 2017 and December 31, 2016, the carrying value of the foreclosed residential real estate properties we hold and report as other assets on our consolidated balance sheets totaled $47 million and $69 million, respectively.

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2017 and December 31, 2016.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-Ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$16,302	58.4%	$8,498	21.6%	$259	61.7%	$25,059	37.1%
Mid-Atlantic	3,132	11.2	3,838	9.8	15	3.6	6,985	10.3
South	3,692	13.2	14,991	38.1	27	6.4	18,710	27.6
Other	4,818	17.2	11,979	30.5	119	28.3	16,916	25.0
Total	$27,944	100.0%	$39,306	100.0%	$420	100.0%	$67,670	100.0%
Internal risk rating:(3)
Noncriticized	$27,369	98.0%	$35,721	90.9%	$411	97.8%	$63,501	93.8%
Criticized performing	486	1.7	2,390	6.1	2	0.5	2,878	4.3
Criticized nonperforming	64	0.2	717	1.8	7	1.7	788	1.2
PCI loans	25	0.1	478	1.2	0	0.0	503	0.7
Total	$27,944	100.0%	$39,306	100.0%	$420	100.0%	$67,670	100.0%

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-Ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Northeast	$15,714	59.0%	$9,628	24.2%	$298	61.7%	$25,640	38.3%
Mid-Atlantic	3,024	11.4	3,450	8.7	16	3.3	6,490	9.7
South	4,032	15.2	15,193	38.1	34	7.0	19,259	28.8
Other	3,839	14.4	11,553	29.0	135	28.0	15,527	23.2
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
Internal risk rating:(3)
Noncriticized	$26,309	98.9%	$36,046	90.5%	$473	97.9%	$62,828	93.9%
Criticized performing	242	0.9	2,205	5.5	6	1.3	2,453	3.7
Criticized nonperforming	30	0.1	988	2.5	4	0.8	1,022	1.5
PCI loans	28	0.1	585	1.5	0	0.0	613	0.9
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
__________

(1)	Percentages calculated based on total loans held for investment in each respective loan category using period-end amounts.

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
Impaired Loans
The following table presents information about our impaired loans, excluding PCI loans, which are reported separately as of September 30, 2017, and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016.
Table 4.9: Impaired Loans(1)

	September 30, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$612	$0	$612	$207	$405	$598
International card businesses	165	0	165	81	84	160
Total credit card(2)	777	0	777	288	489	758
Consumer Banking:
Auto(3)	353	134	487	32	455	738
Home loan	190	36	226	15	211	285
Retail banking	50	12	62	8	54	66
Total consumer banking	593	182	775	55	720	1,089
Commercial Banking:
Commercial and multifamily real estate	142	25	167	10	157	168
Commercial and industrial	893	247	1,140	79	1,061	1,701
Total commercial lending	1,035	272	1,307	89	1,218	1,869
Small-ticket commercial real estate	7	0	7	0	7	9
Total commercial banking	1,042	272	1,314	89	1,225	1,878
Total	$2,412	$454	$2,866	$432	$2,434	$3,725

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$581	$0	$581	$174	$407	$566
International card businesses	134	0	134	65	69	129
Total credit card(2)	715	0	715	239	476	695
Consumer Banking:
Auto(3)	316	207	523	24	499	807
Home loan	241	117	358	19	339	464
Retail banking	52	10	62	14	48	65
Total consumer banking	609	334	943	57	886	1,336
Commercial Banking:
Commercial and multifamily real estate	83	29	112	7	105	112
Commercial and industrial	1,249	144	1,393	162	1,231	1,444
Total commercial lending	1,332	173	1,505	169	1,336	1,556
Small-ticket commercial real estate	4	0	4	0	4	4
Total commercial banking	1,336	173	1,509	169	1,340	1,560
Total	$2,660	$507	$3,167	$465	$2,702	$3,591

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$601	$16	$593	$47
International card businesses	160	3	150	8
Total credit card(2)	761	19	743	55
Consumer Banking:
Auto(3)	485	13	498	39
Home loan	288	2	316	4
Retail banking	60	0	59	1
Total consumer banking	833	15	873	44
Commercial Banking:
Commercial and multifamily real estate	152	1	132	3
Commercial and industrial	1,130	5	1,220	13
Total commercial lending	1,282	6	1,352	16
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	1,290	6	1,359	16
Total	$2,884	$40	$2,975	$115

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$528	$15	$530	$43
International card businesses	135	3	132	8
Total credit card(2)	663	18	662	51
Consumer Banking:
Auto(3)	498	21	495	64
Home loan	358	2	362	4
Retail banking	60	0	62	1
Total consumer banking	916	23	919	69
Commercial Banking:
Commercial and multifamily real estate	128	0	111	2
Commercial and industrial	1,277	4	1,171	9
Total commercial lending	1,405	4	1,282	11
Small-ticket commercial real estate	8	0	8	0
Total commercial banking	1,413	4	1,290	11
Total	$2,992	$45	$2,871	$131
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
The total recorded investment of loans modified in TDRs represents $2.4 billion and $2.5 billion of the impaired loans presented above as of September 30, 2017 and December 31, 2016, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.1 billion as of September 30, 2017 and December 31, 2016, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $526 million and $487 million as of September 30, 2017 and December 31, 2016, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $243 million and $208 million as of September 30, 2017 and December 31, 2016, respectively.

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2017 and 2016.
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)(2)	Three Months Ended September 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$107	100%	14.51%	0%	0	0%	$0
International card businesses	41	100	26.71	0	0	0	0
Total credit card	148	100	17.85	0	0	0	0
Consumer Banking:
Auto	104	35	3.78	99	5	0	0
Home loan	3	19	1.35	53	292	0	0
Retail banking	7	13	9.30	82	10	0	0
Total consumer banking	114	33	3.88	97	9	0	0
Commercial Banking:
Commercial and multifamily real estate	3	0	0.00	100	6	0	0
Commercial and industrial	202	24	0.24	96	18	0	0
Total commercial lending	205	24	0.24	96	18	0	0
Small-ticket commercial real estate	1	0	0.00	12	0	0	0
Total commercial banking	206	24	0.24	96	18	0	0
Total	$468	50	11.91	66	15	0	$0

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Nine Months Ended September 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$291	100%	14.25%	0%	0	0%	$0
International card businesses	124	100	26.46	0	0	0	0
Total credit card	415	100	17.90	0	0	0	0
Consumer Banking:
Auto	240	44	3.83	96	6	3	7
Home loan	17	49	2.44	79	234	2	0
Retail banking	13	21	5.56	73	10	0	0
Total consumer banking	270	44	3.77	94	18	3	7
Commercial Banking:
Commercial and multifamily real estate	29	7	0.02	26	5	0	0
Commercial and industrial	483	15	0.81	59	18	0	0
Total commercial lending	512	15	0.79	57	18	0	0
Small-ticket commercial real estate	2	0	0.00	5	0	0	0
Total commercial banking	514	15	0.79	57	18	0	0
Total	$1,199	51	13.04	45	18	0	$7

	Total Loans Modified(1)(2)	Three Months Ended September 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$88	100%	13.12%	0%	0	0%	$0
International card businesses	35	100	25.91	0	0	0	0
Total credit card	123	100	16.69	0	0	0	0
Consumer Banking:
Auto	91	47	3.52	75	8	24	21
Home loan	13	71	2.18	90	241	2	0
Retail banking	9	11	10.44	61	9	0	0
Total consumer banking	113	47	3.41	75	38	20	21
Commercial Banking:
Commercial and multifamily real estate	13	0	0.00	0	0	97	3
Commercial and industrial	257	1	0.15	49	10	19	26
Total commercial lending	270	1	0.15	47	10	23	29
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	271	1	0.15	47	10	23	29
Total	$507	35	12.55	42	21	17	$50

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)(2)	Nine Months Ended September 30, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(3)(4)	Average Rate Reduction(5)	% of TDR Activity(4)(6)	Average Term Extension (Months)(7)	% of TDR Activity(4)(8)	Gross Balance Reduction(9)
Credit Card:
Domestic credit card	$212	100%	12.95%	0%	0	0%	$0
International card businesses	104	100	25.86	0	0	0	0
Total credit card	316	100	17.18	0	0	0	0
Consumer Banking:
Auto	254	45	3.75	74	7	25	57
Home loan	38	62	2.37	86	247	2	0
Retail banking	16	23	7.90	65	9	11	1
Total consumer banking	308	46	3.62	75	41	22	58
Commercial Banking:
Commercial and multifamily real estate	38	0	0.00	67	6	32	3
Commercial and industrial	558	6	0.09	54	17	9	26
Total commercial lending	596	5	0.09	55	16	10	29
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	597	5	0.09	55	16	10	29
Total	$1,221	40	12.17	46	26	11	$87
__________

(1)	Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified.

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

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	13,528	$28	39,555	$79
International card businesses(1)	13,015	24	38,201	67
Total credit card	26,543	52	77,756	146
Consumer Banking:
Auto	2,288	26	7,000	81
Home loan	5	0	24	6
Retail banking	9	1	29	4
Total consumer banking	2,302	27	7,053	91
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	141	103	176	211
Total commercial lending	141	103	176	211
Small-ticket commercial real estate	0	0	2	1
Total commercial banking	141	103	178	212
Total	28,986	$182	84,987	$449

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,138	$15	29,963	$49
International card businesses(1)	10,670	20	29,455	61
Total credit card	19,808	35	59,418	110
Consumer Banking:
Auto	2,096	24	6,009	67
Home loan	17	2	40	5
Retail banking	12	4	37	7
Total consumer banking	2,125	30	6,086	79
Commercial Banking:
Commercial and multifamily real estate	1	2	1	2
Commercial and industrial	22	108	42	145
Total commercial lending	23	110	43	147
Small-ticket commercial real estate	1	0	3	0
Total commercial banking	24	110	46	147
Total	21,957	$175	65,550	$336
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of September 30, 2017 and December 31, 2016. The table also displays loans which would have otherwise been considered impaired at acquisition based on our applicable accounting policies. See “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	September 30, 2017			December 31, 2016
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Outstanding balance	$13,255	$2,827	$10,428	$16,506	$3,272	$13,234
Carrying value(1)	11,981	1,966	10,015	15,074	2,263	12,811
__________

(1)
Includes $38 million and $31 million of allowance for loan and lease losses for these loans as of September 30, 2017 and December 31, 2016, respectively. We recorded a $7 million provision and a $9 million release for credit losses for the nine months ended September 30, 2017 and 2016, respectively, for PCI loans.

Changes in Accretable Yield
The following table presents changes in the accretable yield on PCI loans:
Table 4.13: Changes in Accretable Yield on PCI Loans

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in millions)	Total PCI Loans	Impaired Loans	Non-Impaired Loans	Total PCI Loans	Impaired Loans	Non-Impaired Loans
Accretable yield, beginning of period	$2,691	$992	$1,699	$3,177	$1,064	$2,113
Accretion recognized in earnings	(144)	(54)	(90)	(465)	(164)	(301)
Reclassifications from/(to) nonaccretable differences(1)	2	0	2	10	(10)	20
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(124)	(32)	(92)	(297)	16	(313)
Accretable yield, end of period	$2,425	$906	$1,519	$2,425	$906	$1,519
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by actual prepayments and changes in estimated prepayments.

98	Capital One Financial Corporation (COF)

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2017 and 2016.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2017	$5,210	$1,199	$758	$3	$7,170
Charge-offs	(1,471)	(435)	(168)	(36)	(2,110)
Recoveries	316	159	5	24	504
Net charge-offs	(1,155)	(276)	(163)	(12)	(1,606)
Provision for loan and lease losses	1,466	292	75	11	1,844
Allowance build (release) for loan and lease losses	311	16	(88)	(1)	238
Other changes(2)	13	(2)	(1)	0	10
Balance as of September 30, 2017	5,534	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of June 30, 2017	0	7	132	0	139
Provision (benefit) for losses on unfunded lending commitments	0	1	(12)	0	(11)
Balance as of September 30, 2017	0	8	120	0	128
Combined allowance and reserve as of September 30, 2017	$5,534	$1,221	$789	$2	$7,546

	Nine Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(4,644)	(1,189)	(334)	(36)	(6,203)
Recoveries	962	463	12	32	1,469
Net charge-offs	(3,682)	(726)	(322)	(4)	(4,734)
Provision for loan and lease losses	4,580	839	210	4	5,633
Allowance build (release) for loan and lease losses	898	113	(112)	0	899
Other changes(2)	30	(2)	(12)	0	16
Balance as of September 30, 2017	5,534	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Provision (benefit) for losses on unfunded lending commitments	0	1	(9)	0	(8)
Balance as of September 30, 2017	0	8	120	0	128
Combined allowance and reserve as of September 30, 2017	$5,534	$1,221	$789	$2	$7,546

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2016	$4,086	$972	$821	$2	$5,881
Charge-offs	(1,171)	(323)	(112)	0	(1,606)
Recoveries	265	96	4	1	366
Net charge-offs	(906)	(227)	(108)	1	(1,240)
Provision (benefit) for loan and lease losses	1,272	258	96	(1)	1,625
Allowance build (release) for loan and lease losses	366	31	(12)	0	385
Other changes(2)	(7)	0	(1)	0	(8)
Balance as of September 30, 2016	4,445	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of June 30, 2016	0	8	161	0	169
Provision (benefit) for losses on unfunded lending commitments	0	(2)	(35)	0	(37)
Balance as of September 30, 2016	0	6	126	0	132
Combined allowance and reserve as of September 30, 2016	$4,445	$1,009	$934	$2	$6,390

	Nine Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Charge-offs	(3,608)	(862)	(224)	(2)	(4,696)
Recoveries	803	306	10	4	1,123
Net charge-offs	(2,805)	(556)	(214)	2	(3,573)
Provision (benefit) for loan and lease losses	3,604	691	452	(4)	4,743
Allowance build (release) for loan and lease losses	799	135	238	(2)	1,170
Other changes(2)	(8)	0	(34)	0	(42)
Balance as of September 30, 2016	4,445	1,003	808	2	6,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Provision (benefit) for losses on unfunded lending commitments	0	(1)	(35)	0	(36)
Balance as of September 30, 2016	0	6	126	0	132
Combined allowance and reserve as of September 30, 2016	$4,445	$1,009	$934	$2	$6,390
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology with the recorded investment of the related loans as of September 30, 2017 and December 31, 2016.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$5,246	$1,125	$575	$2	$6,948
Asset-specific(2)	288	55	89	0	432
PCI loans(3)	0	33	5	0	38
Total allowance for loan and lease losses	$5,534	$1,213	$669	$2	$7,418
Loans held for investment:
Collectively evaluated(1)	$108,322	$63,432	$65,853	$58	$237,665
Asset-specific(2)	777	681	1,314	0	2,772
PCI loans(3)	31	11,451	503	0	11,985
Total loans held for investment	$109,130	$75,564	$67,670	$58	$252,422
Allowance coverage ratio(4)	5.07%	1.61%	0.99%	3.45%	2.94%

	December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$4,367	$1,016	$622	$2	$6,007
Asset-specific(2)	239	57	169	0	465
PCI loans(3)	0	29	2	0	31
Total allowance for loan and lease losses	$4,606	$1,102	$793	$2	$6,503
Loans held for investment:
Collectively evaluated(1)	$104,835	$57,862	$64,794	$64	$227,555
Asset-specific(2)	715	736	1,509	0	2,960
PCI loans(3)	2	14,456	613	0	15,071
Total loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Allowance coverage ratio(4)	4.36%	1.51%	1.19%	3.13%	2.65%
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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2017 and 2016.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Estimated reimbursements from loss sharing partners:
Balance as of beginning of the period	$263	$219	$228	$194
Impact to net charge-offs	(66)	(56)	(198)	(161)
Impact to provision for credit losses	135	64	302	194
Balance as of end of the period	$332	$227	$332	$227

102	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, credit card loan receivables and the related allowance for loan and lease losses, which we report on our consolidated balance sheets under restricted cash, loans held in consolidated trusts and allowance for loan and lease losses, respectively. The assets of a particular VIE are the primary source of funding to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the Company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
The table below presents a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2017 and December 31, 2016. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,230	$17,654	$0	$0	$0
Home loan securitizations(2)	0	0	178	89	1,105
Total securitization-related VIEs	34,230	17,654	178	89	1,105
Other VIEs:(3)
Affordable housing entities	221	18	4,237	1,316	4,237
Entities that provide capital to low-income and rural communities	1,321	128	0	0	0
Other	0	0	314	0	314
Total other VIEs	1,542	146	4,551	1,316	4,551
Total VIEs	$35,772	$17,800	$4,729	$1,405	$5,656

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,550	$19,662	$0	$0	$0
Home loan securitizations(2)	0	0	201	27	1,276
Total securitization-related VIEs	33,550	19,662	201	27	1,276
Other VIEs:(3)
Affordable housing entities	174	9	3,862	1,093	3,862
Entities that provide capital to low-income and rural communities	927	127	0	0	0
Other	0	0	187	0	187
Total other VIEs	1,101	136	4,049	1,093	4,049
Total VIEs	$34,651	$19,798	$4,250	$1,120	$5,325
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

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

(3)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $898 million of liabilities as of September 30, 2017 and $1.9 billion of assets and $618 million of liabilities as of December 31, 2016.

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
We transfer residential home loans and multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into RMBS or CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the mortgage servicing rights (“MSRs”) and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these residential home loan and multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

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
The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2017 and December 31, 2016.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs	GreenPoint Manufactured Housing
September 30, 2017:
Securities held by third-party investors	$17,087	$1,288		$44	$599
Receivables in the trust	34,763	1,331		38	603
Cash balance of spread or reserve accounts	0	8		N/A	121
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
December 31, 2016:
Securities held by third-party investors	$18,826	$1,499		$56	$697
Receivables in the trust	31,762	1,549		50	702
Cash balance of spread or reserve accounts	0	8		N/A	130
Retained interests	Yes	Yes		Yes	Yes
Servicing retained	Yes	Yes	(1)	No	No	(2)
Amortization event(3)	No	No		No	No
__________

(1)	We continue to service certain option-ARM securitizations.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

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

Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of September 30, 2017 and December 31, 2016, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.3 billion and $1.5 billion as of September 30, 2017 and December 31, 2016, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both September 30, 2017 and December 31, 2016. We also have unfunded commitments of $5 million related to those interests for our non-consolidated VIEs as of both September 30, 2017 and December 31, 2016.
GreenPoint Credit Manufactured Housing
As of September 30, 2017, we had certain retained interests and obligations related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. Such discontinued operations, including the related recourse obligations, servicing rights and the primary obligation to execute mandatory clean-up calls in certain securitization transactions were sold to a third party in 2004. We did not consolidate these securitization trusts because we did not have the power to direct the activities that most significantly impact the economic performance of the trusts as we did not service the loans.
The unpaid principal balance of manufactured housing securitization transactions where we were the residual interest holder was $603 million and $702 million as of September 30, 2017 and December 31, 2016, respectively. In the event the third-party servicer could not fulfill its obligation to exercise the clean-up calls on certain securitizations, the obligation would revert to us and we would be required to acquire a maximum of approximately $391 million of loan receivables and other assets upon our execution of these clean-up calls with the requirement to absorb any losses on the loan receivables and other assets. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to these obligations.
On October 10, 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions and received approximately $37 million in compensation for assuming this obligation. As a result of this agreement, we will recognize the loan receivables and a corresponding liability on our consolidated balance sheets in the fourth quarter of 2017.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $76 million and $85 million as of September 30, 2017 and December 31, 2016, respectively. We also have credit exposure on an agreement that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our maximum credit exposure related to the agreement totaled $11 million and $12 million as of September 30, 2017 and December 31, 2016, respectively. Our

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation under the agreement included in other liabilities on our consolidated balance sheets was $8 million as of both September 30, 2017 and December 31, 2016.
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2017 and 2016, we recognized amortization of $347 million and $295 million, respectively, and tax credits of $388 million and $336 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.0 billion and $3.8 billion as of September 30, 2017 and December 31, 2016, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion and $1.2 billion as of September 30, 2017 and December 31, 2016, respectively. Predominantly all of this liability is expected to be paid from 2017 to 2019.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $4.2 billion and $3.9 billion as of September 30, 2017 and December 31, 2016, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $4.2 billion and $3.9 billion as of September 30, 2017 and December 31, 2016, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.4 billion and $11.5 billion as of September 30, 2017 and December 31, 2016, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.3 billion and $927 million as of September 30, 2017 and December 31, 2016, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $314 million and $187 million as of September 30, 2017 and December 31, 2016, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of September 30, 2017 and December 31, 2016. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2017
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,532	N/A	$14,532
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,105	$(1,800)	305
Core deposit intangibles	1,391	(1,368)	23
Other(2)	299	(146)	153
Total intangible assets	3,795	(3,314)	481
Total goodwill and intangible assets	$18,327	$(3,314)	$15,013
MSRs:
Consumer MSRs(3)	$90	N/A	$90
Commercial MSRs(4)	327	$(112)	215
Total MSRs	$417	$(112)	$305

	December 31, 2016
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$14,519	N/A	$14,519
Intangible assets:
PCCR intangibles	2,151	$(1,715)	436
Core deposit intangibles	1,391	(1,345)	46
Other(2)	314	(131)	183
Total intangible assets	3,856	(3,191)	665
Total goodwill and intangible assets	$18,375	$(3,191)	$15,184
MSRs:
Consumer MSRs(3)	$80	N/A	$80
Commercial MSRs(4)	276	$(82)	194
Total MSRs	$356	$(82)	$274
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently accounted for under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $61 million and $184 million for the three and nine months ended September 30, 2017, respectively, and $89 million and $285 million for the three and nine months ended September 30, 2016, respectively.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of September 30, 2017 and December 31, 2016.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2016	$5,018	$4,600	$4,901	$14,519
Acquisitions	6	0	0	6
Other adjustments(1)	7	0	0	7
Balance as of September 30, 2017	$5,031	$4,600	$4,901	$14,532
__________

(1)	Represents foreign currency translation adjustments.

109	Capital One Financial Corporation (COF)

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
Securitized Debt Obligations
Our borrowings due to securitization investors decreased to $17.1 billion as of September 30, 2017 from $18.8 billion as of December 31, 2016. During the first nine months of 2017, we had $7.2 billion of maturities, partially offset by $3.0 billion of new issuances from our credit card loan securitization trust and $2.5 billion of securitized debt obligations assumed in the Cabela’s acquisition.
Senior and Subordinated Notes
We had $28.4 billion and $23.4 billion of senior and subordinated notes outstanding as of September 30, 2017 and December 31, 2016, respectively. During the first nine months of 2017, we issued $7.8 billion of long-term senior and subordinated debt comprised of $1.7 billion of floating-rate notes and $6.1 billion of fixed-rate notes. During the first nine months of 2017, $2.8 billion of senior and subordinated notes matured.
FHLB Advances and Other
We have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.7 billion and $1.9 billion as of September 30, 2017 and December 31, 2016, respectively, and are included in other assets on our consolidated balance sheets.
Our FHLB advances and lines of credit are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs. Outstanding FHLB advances totaled $13.1 billion and $17.2 billion as of September 30, 2017 and December 2016, respectively, substantially all of which represented long-term advances generally callable on either a monthly or a quarterly basis.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2017 and December 31, 2016. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The carrying value presented below for these borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2017	December 31, 2016
Deposits:
Non-interest-bearing deposits	$26,106	$25,502
Interest-bearing deposits	212,956	211,266
Total deposits	$239,062	$236,768
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$767	$992
Total short-term borrowings	$767	$992

	September 30, 2017
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Carrying Value	December 31, 2016
Long-term debt:
Securitized debt obligations(1)	2018 - 2025	1.33 - 2.75%	1.77	$17,087	$18,826
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2018 - 2027	1.50 - 4.75	2.69	20,815	17,546
Floating unsecured senior debt	2018 - 2023	1.99 - 2.46	2.19	3,047	1,353
Total unsecured senior debt			2.63	23,862	18,899
Fixed unsecured subordinated debt	2019 - 2026	3.38 - 8.80	4.09	4,558	4,532
Total senior and subordinated notes				28,420	23,431
Other long-term borrowings:
FHLB advances	2017 - 2023	1.21 - 5.43	1.23	13,136	17,179
Capital lease obligations	2022 - 2035	2.50 - 12.86	5.75	48	32
Total other long-term borrowings				13,184	17,211
Total long-term debt				$58,691	$59,468
Total short-term borrowings and long-term debt				$59,458	$60,460
__________

(1)	Carrying value includes fair value hedge accounting adjustments.

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2017 and 2016:
Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$0	$3	$2
Total short-term borrowings	1	0	3	2
Long-term debt:
Securitized debt obligations(1)	85	56	236	151
Senior and subordinated notes(1)	194	121	522	338
Other long-term borrowings	30	34	65	84
Total long-term debt	309	211	823	573
Total interest expense on short-term borrowings and long-term debt	$310	$211	$826	$575
__________

(1)	Interest expense includes the impact from qualifying hedge accounting relationships.

112	Capital One Financial Corporation (COF)

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
We record counterparty credit risk valuation adjustments (“CVAs”) on our OTC derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. We also record debit valuation adjustments (“DVAs”) to adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve.
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

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments as of September 30, 2017 and December 31, 2016, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged.

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2017			December 31, 2016
	Notional or Contractual Amount	Derivative(1)(5)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$51,645	$78	$79	$40,480	$295	$569
Cash flow hedges	65,700	30	96	50,400	151	287
Total interest rate contracts	117,345	108	175	90,880	446	856
Foreign exchange contracts:
Cash flow hedges	5,833	10	228	5,620	108	9
Net investment hedges	2,849	0	172	2,396	163	0
Total foreign exchange contracts	8,682	10	400	8,016	271	9
Total derivatives designated as accounting hedges	126,027	118	575	98,896	717	865
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,639	8	4	1,696	17	21
Customer accommodation	45,886	570	435	39,474	670	530
Other interest rate exposures(3)	4,914	49	12	1,105	33	8
Total interest rate contracts	52,439	627	451	42,275	720	559
Other contracts	1,053	0	5	1,767	57	14
Total derivatives not designated as accounting hedges	53,492	627	456	44,042	777	573
Total derivatives	$179,519	$745	$1,031	$142,938	$1,494	$1,438
Less: netting adjustment(4)		(236)	(598)		(539)	(336)
Total derivative assets/liabilities		$509	$433		$955	$1,102
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of September 30, 2017 and December 31, 2016, the cumulative CVA balances were $4 million and $6 million, respectively, and the cumulative DVA balances were less than $1 million as of both September 30, 2017 and December 31, 2016.

(2)	Includes interest rate swaps and to-be-announced contracts.

(3)	Includes mortgage-related derivatives.

(4)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 9.2 for further information.

(5)
Reflects a reduction of derivative assets of $23 million and a reduction of derivative liabilities of $500 million on our consolidated balance sheets as of September 30, 2017 as a result of adoption of the CME variation margin rule change in the second quarter of 2017.

Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting arrangements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting arrangements, we do not offset our derivative positions for balance sheet presentation.
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
The following table presents as of September 30, 2017 and December 31, 2016 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of September 30, 2017
Derivatives assets(1)(2)	$745	$(187)	$(49)	$509	$0	$509
As of December 31, 2016
Derivatives assets(1)(2)	1,494	(152)	(387)	955	(11)	944

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of September 30, 2017
Derivatives liabilities(1)(2)	$1,031	$(187)	$(411)	$433	$0	$433
Repurchase agreements(3)	767	0	0	767	(767)	0
As of December 31, 2016
Derivatives liabilities(1)(2)	1,438	(152)	(184)	1,102	0	1,102
Repurchase agreements	992	0	0	992	(992)	0
__________

(1)
Reflects a reduction of derivative assets of $23 million and a reduction of derivative liabilities of $500 million on our consolidated balance sheets as of September 30, 2017 as a result of adoption of the CME variation margin rule change in the second quarter of 2017.

(2)
We received cash collateral from derivative counterparties totaling $51 million and $448 million as of September 30, 2017 and December 31, 2016, respectively. We also received securities from derivative counterparties with a fair value of $1 million and $16 million as of September 30, 2017 and December 31, 2016, respectively, which we have the ability to re-pledge. We posted $914 million and $1.5 billion of cash collateral as of September 30, 2017 and December 31, 2016, respectively.

(3)
Represents customer repurchase agreements that mature the next business day. As of September 30, 2017, we pledged collateral with a fair value of $782 million under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement Presentation and AOCI
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2017 and 2016.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Derivatives designated as accounting hedges:(1)(2)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(23)	$(219)	$70	$171
Gains (losses) recognized in earnings on hedged items	19	220	(74)	(147)
Net fair value hedge ineffectiveness gains (losses)	(4)	1	(4)	24
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	1	3	4	21
Customer accommodation	11	10	27	22
Other interest rate exposures	24	26	45	57
Total interest rate contracts	36	39	76	100
Other contracts	0	0	0	(9)
Total gains on derivatives not designated as accounting hedges	36	39	76	91
Net derivative gains recognized in earnings	$32	$40	$72	$115
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

(2)	The accrued interest income (expense) on fair value hedges is recorded in net interest income (expense) and is excluded from this table.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2017 and 2016.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(2)	$(94)	$37	$524
Foreign exchange contracts	5	1	14	1
Subtotal	3	(93)	51	525
Net investment hedges:
Foreign exchange contracts	(49)	39	(129)	202
Net derivatives gains (losses) recognized in AOCI	$(46)	$(54)	$(78)	$727
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$15	$48	$76	$146
Foreign exchange contracts(2)	5	1	13	1
Subtotal	20	49	89	147
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	0	0	3	3
Net derivative gains (losses) recognized in earnings	$20	$49	$92	$150
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $35 million currently recorded in AOCI as of September 30, 2017. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of September 30, 2017. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2017 and December 31, 2016.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	September 30, 2017	December 31, 2016
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2017 and 2016.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2017	$181	$(575)	$(99)	$(174)	$(16)	$(683)
Other comprehensive income before reclassifications	52	0	3	38	5	98
Amounts reclassified from AOCI into earnings	(42)	26	(20)	0	(1)	(37)
Net other comprehensive income (loss)	10	26	(17)	38	4	61
AOCI as of September 30, 2017	$191	$(549)	$(116)	$(136)	$(12)	$(622)

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income before reclassifications	235	0	51	86	16	388
Amounts reclassified from AOCI into earnings	(40)	72	(89)	0	(4)	(61)
Net other comprehensive income (loss)	195	72	(38)	86	12	327
AOCI as of September 30, 2017	$191	$(549)	$(116)	$(136)	$(12)	$(622)

	Three Months Ended September 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2016	$485	$(679)	$640	$(172)	$(33)	$241
Other comprehensive income (loss) before reclassifications	10	(1)	(93)	(20)	6	(98)
Amounts reclassified from AOCI into earnings	0	29	(49)	0	(2)	(22)
Net other comprehensive income (loss)	10	28	(142)	(20)	4	(120)
AOCI as of September 30, 2016	$495	$(651)	$498	$(192)	$(29)	$121

	Nine Months Ended September 30, 2016
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2015	$162	$(725)	$120	$(143)	$(30)	$(616)
Other comprehensive income (loss) before reclassifications	329	(1)	525	(49)	1	805
Amounts reclassified from AOCI into earnings	4	75	(147)	0	0	(68)
Net other comprehensive income (loss)	333	74	378	(49)	1	737
AOCI as of September 30, 2016	$495	$(651)	$498	$(192)	$(29)	$121
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and nine months ended September 30, 2017 and 2016.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2017	2016	2017	2016
Securities available for sale:
	Non-interest income	$68	$1	$64	$(6)
	Income tax provision (benefit)	26	1	24	(2)
	Net income (loss)	42	0	40	(4)
Securities held to maturity:(1)
	Interest income	(40)	(46)	(113)	(119)
	Income tax provision (benefit)	(14)	(17)	(41)	(44)
	Net income (loss)	(26)	(29)	(72)	(75)
Cash flow hedges:
Interest rate contracts:	Interest income	25	77	122	234
Foreign exchange contracts:	Interest income	6	1	19	1
	Non-interest income	1	0	1	(1)
	Income from continuing operations before income taxes	32	78	142	234
	Income tax provision	12	29	53	87
	Net income	20	49	89	147
Other:
	Various (pension and other)	3	2	7	0
	Income tax provision	2	0	3	0
	Net income	1	2	4	0
Total reclassifications		$37	$22	$61	$68
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income activity and the related tax impact for the three and nine months ended September 30, 2017 and 2016.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2017			2016
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$16	$6	$10	$17	$7	$10
Net changes in securities held to maturity	40	14	26	44	16	28
Net unrealized gains (losses) on cash flow hedges	(29)	(12)	(17)	(226)	(84)	(142)
Foreign currency translation adjustments(1)	11	(27)	38	4	24	(20)
Other	7	3	4	6	2	4
Other comprehensive income (loss)	$45	$(16)	$61	$(155)	$(35)	$(120)

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$299	$104	$195	$525	$192	$333
Net changes in securities held to maturity	113	41	72	118	44	74
Net unrealized gains (losses) on cash flow hedges	(61)	(23)	(38)	601	223	378
Foreign currency translation adjustments(1)	12	(74)	86	70	119	(49)
Other	19	7	12	1	0	1
Other comprehensive income	$382	$55	$327	$1,315	$578	$737
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2017	2016	2017	2016
Income from continuing operations, net of tax	$1,137	$1,016	$2,979	$2,977
Income (loss) from discontinued operations, net of tax	(30)	(11)	(26)	(17)
Net income	1,107	1,005	2,953	2,960
Dividends and undistributed earnings allocated to participating securities(1)	(8)	(6)	(21)	(18)
Preferred stock dividends	(52)	(37)	(185)	(139)
Net income available to common stockholders	$1,047	$962	$2,747	$2,803

Total weighted-average basic shares outstanding	484.9	501.1	483.7	512.0
Effect of dilutive securities:
Stock options	2.2	1.9	2.5	1.9
Other contingently issuable shares	1.2	1.3	1.2	1.3
Warrants(2)	0.7	1.6	0.7	1.6
Total effect of dilutive securities	4.1	4.8	4.4	4.8
Total weighted-average diluted shares outstanding	489.0	505.9	488.1	516.8

Basic earnings per common share:
Net income from continuing operations	$2.22	$1.94	$5.73	$5.50
Income (loss) from discontinued operations	(0.06)	(0.02)	(0.05)	(0.03)
Net income per basic common share	$2.16	$1.92	$5.68	$5.47

Diluted earnings per common share:(3)
Net income from continuing operations	$2.20	$1.92	$5.68	$5.45
Income (loss) from discontinued operations	(0.06)	(0.02)	(0.05)	(0.03)
Net income per diluted common share	$2.14	$1.90	$5.63	$5.42
__________

(1)
Dividends and undistributed earnings allocated to participating securities includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). There were 1.4 million and 4.1 million warrants to purchase common stock outstanding as of September 30, 2017 and 2016, respectively.

(3)
Excluded from the computation of diluted earnings per share were 304,000 shares related to options with an exercise price of $82.08 to $86.34, and 279,000 shares related to options with exercise prices ranging from $82.08 to $86.34 for the three and nine months ended September 30, 2017, respectively, and 2.0 million shares related to options with exercise prices ranging from $63.73 to $82.08, and 2.3 million shares related to options with exercise prices ranging from $63.73 to $88.81 for the three and nine months ended September 30, 2016, respectively, because their inclusion would be anti-dilutive.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. During the nine months ended September 30, 2017, we had minimal movements between Levels 1 and 2.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2017
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,139	$0	$0	$—	$5,139
RMBS	0	27,718	520	—	28,238
CMBS	0	4,763	66	—	4,829
Other ABS	0	547	0	—	547
Other securities	292	688	9	—	989
Total securities available for sale	5,431	33,716	595	—	39,742
Other assets:
Derivative assets(1)(2)	1	687	57	(236)	509
Other(3)	267	0	268	—	535
Total assets	$5,699	$34,403	$920	$(236)	$40,786
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$998	$30	$(598)	$433
Total liabilities	$3	$998	$30	$(598)	$433

	December 31, 2016
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,065	$0	$0	$—	$5,065
RMBS	0	28,731	518	—	29,249
CMBS	0	4,937	51	—	4,988
Other ABS	0	714	0	—	714
Other securities	295	417	9	—	721
Total securities available for sale	5,360	34,799	578	—	40,737
Other assets:
Derivative assets(1)(2)	7	1,440	47	(539)	955
Other(3)	219	0	281	—	500
Total assets	$5,586	$36,239	$906	$(539)	$42,192
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$12	$1,397	$29	$(336)	$1,102
Total liabilities	$12	$1,397	$29	$(336)	$1,102

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payable and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instrument and Hedging Activities” for additional information.

(2)
Does not reflect $3 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2017 and December 31, 2016, respectively. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Other includes consumer MSRs of $90 million and $80 million, retained interests in securitizations of $178 million and $201 million and deferred compensation plan assets of $267 million and $219 million as of September 30, 2017 and December 31, 2016, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(3)

(Dollars in millions)	Balance, July 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2017
Assets:
Securities available for sale:
RMBS	$429	$65	$(37)	$0	$(111)	$0	$(23)	$222	$(25)	$520	$5
CMBS	17	0	0	50	0	0	(1)	0	0	66	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	455	65	(37)	50	(111)	0	(24)	222	(25)	595	5
Other assets:
Derivative assets(4)	57	(2)	0	0	0	25	(20)	0	(3)	57	(2)
Consumer MSRs	85	1	0	0	0	6	(2)	0	0	90	1
Retained interest in securitizations	188	(10)	0	0	0	0	0	0	0	178	(10)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(32)	$0	$0	$0	$0	$(7)	$7	$0	$2	$(30)	$0

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(3)

(Dollars in millions)	Balance, July 1, 2016	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2016
Assets:
Securities available for sale:
RMBS	$555	$9	$11	$51	$0	$0	$(27)	$122	$(137)	$584	$8
CMBS	128	0	0	78	0	0	(2)	0	(106)	98	0
Other ABS	30	0	0	0	0	0	0	0	(30)	0	0
Other securities	19	(9)	0	6	0	0	(7)	0	0	9	0
Total securities available for sale	732	0	11	135	0	0	(36)	122	(273)	691	8
Other assets:
Derivative assets(4)	85	0	0	0	0	18	(27)	0	(2)	74	0
Consumer MSRs	53	3	0	0	0	7	(1)	0	0	62	3
Retained interest in securitizations	203	2	0	0	0	0	0	0	0	205	2
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(67)	$1	$0	$0	$0	$(1)	$22	$0	$1	$(44)	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(3)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2017
Assets:
Securities available for sale:
RMBS	$518	$82	$(19)	$0	$(116)	$0	$(69)	$434	$(310)	$520	$17
CMBS	51	0	0	110	0	0	(3)	0	(92)	66	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	578	82	(19)	110	(116)	0	(72)	434	(402)	595	17
Other assets:
Derivative assets(4)	47	1	0	0	0	65	(45)	0	(11)	57	1
Consumer MSRs	80	(3)	0	0	0	18	(5)	0	0	90	(3)
Retained interest in securitizations	201	(23)	0	0	0	0	0	0	0	178	(23)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(29)	$(2)	$0	$0	$0	$(20)	$17	$0	$4	$(30)	$(2)

127	Capital One Financial Corporation (COF)

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

(2)
During the three and nine months ended September 30, 2017 and 2016, the transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these securities as evidenced by wider pricing variations among pricing vendors. Transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$520	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-9% 0-15% 0-10% 0-90%	4% 4% 4% 65%
CMBS	66	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate	2-3% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	2%	2%
Other assets:
Derivative assets(1)	57	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	90	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	7-21% 15% 400-1,464 bps $75-$100	15% 15% 497 bps $76
Retained interests in securitization(2)	178	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	2-87 2-10% 3-11% 1-11% 5-113%	N/A
Liabilities:
Derivative liabilities(1)	$30	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$518	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-15% 0-30% 0-16% 9-87%	5% 4% 4% 57%
CMBS	51	Discounted cash flows (3rd party pricing)	Yield Voluntary prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Derivative assets(1)	47	Discounted cash flows	Swap rates	2%	2%
Consumer MSRs	80	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	8-20% 15% 580-1,500 bps $75-$100	15% 15% 636 bps $76
Retained interests in securitization(2)	201	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-87 2-11% 4-11% 1-6% 7-102%	N/A
Liabilities:
Derivative liabilities(1)	$29	Discounted cash flows	Swap rates	2%	2%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2017 and December 31, 2016, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements

	September 30, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$563	$563
Loans held for sale	773	2	775
Other assets(1)	0	29	29
Total	$773	$594	$1,367

	December 31, 2016
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$587	$587
Loans held for sale	157	0	157
Other assets(1)	0	83	83
Total	$157	$670	$827
__________

(1)
Other assets includes foreclosed property and repossessed assets of $22 million and long-lived assets held for sale of $7 million as of September 30, 2017, compared to foreclosed property and repossessed assets of $43 million and long-lived assets held for sale of $40 million as of December 31, 2016.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3, as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 17%, with a weighted average of 12%, and from 0% to 73%, with a weighted average of 16%, as of September 30, 2017 and December 31, 2016, respectively. The fair value of the loans held for sale and the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2017 and 2016.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Loans held for investment	$(237)	$(142)
Loans held for sale	(5)	0
Other assets(1)	(7)	(15)
Total	$(249)	$(157)
__________

(1)	Other assets includes losses related to foreclosed property, repossessed assets and long-lived assets held for sale.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2017 and December 31, 2016.
Table 12.6: Fair Value of Financial Instruments

	September 30, 2017
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,484	$8,484	$4,154	$4,330	$0
Restricted cash for securitization investors	304	304	304	0	0
Securities held to maturity	28,650	29,327	199	29,122	6
Net loans held for investment	245,004	249,622	0	0	249,622
Loans held for sale	1,566	1,580	0	1,578	2
Interest receivable	1,426	1,426	0	1,426	0
Other investments(1)	1,803	1,804	0	1,793	11
Financial liabilities:
Deposits	$239,062	$241,634	$26,106	$215,528	$0
Securitized debt obligations	17,087	17,196	0	17,196	0
Senior and subordinated notes	28,420	29,004	0	29,004	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	767	767	0	767	0
Other borrowings(2)	13,136	13,137	0	13,137	0
Interest payable	301	301	0	301	0

131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,976	$9,976	$4,185	$5,791	$0
Restricted cash for securitization investors	2,517	2,517	2,517	0	0
Securities held to maturity	25,712	26,196	199	25,962	35
Net loans held for investment	239,083	242,935	0	0	242,935
Loans held for sale	1,043	1,038	0	1,038	0
Interest receivable	1,351	1,351	0	1,351	0
Other investments(1)	2,029	2,029	0	2,020	9
Financial liabilities:
Deposits	$236,768	$237,082	$25,502	$211,580	$0
Securitized debt obligations	18,826	18,920	0	18,920	0
Senior and subordinated notes	23,431	23,774	0	23,774	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	992	0	992	0
Other borrowings	17,211	17,180	0	17,180	0
Interest payable	327	327	0	327	0
__________

(1)	Other investments includes FHLB, Federal Reserve stock and cost method investments. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings exclude capital lease obligations.

132	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following tables present our business segment results for the three and nine months ended September 30, 2017 and 2016, selected balance sheet data as of September 30, 2017 and 2016, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,440	$1,649	$560	$51	$5,700
Non-interest income	865	192	179	49	1,285
Total net revenue	4,305	1,841	739	100	6,985
Provision (benefit) for credit losses	1,466	293	63	11	1,833
Non-interest expense	1,961	1,051	394	161	3,567
Income (loss) from continuing operations before income taxes	878	497	282	(72)	1,585
Income tax provision (benefit)	306	181	103	(142)	448
Income from continuing operations, net of tax	$572	$316	$179	$70	$1,137
Loans held for investment	$109,130	$75,564	$67,670	$58	$252,422
Deposits	0	184,719	32,783	21,560	239,062

	Three Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,204	$1,472	$555	$46	$5,277
Non-interest income	825	201	156	2	1,184
Total net revenue	4,029	1,673	711	48	6,461
Provision (benefit) for credit losses	1,272	256	61	(1)	1,588
Non-interest expense	1,884	1,034	349	94	3,361
Income (loss) from continuing operations before income taxes	873	383	301	(45)	1,512
Income tax provision (benefit)	318	139	110	(71)	496
Income from continuing operations, net of tax	$555	$244	$191	$26	$1,016
Loans held for investment	$99,201	$72,285	$66,457	$76	$238,019
Deposits	0	178,793	33,611	13,577	225,981

134	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$10,080	$4,744	$1,695	$128	$16,647
Non-interest income	2,478	570	520	9	3,577
Total net revenue	12,558	5,314	2,215	137	20,224
Provision (benefit) for credit losses	4,580	840	201	4	5,625
Non-interest expense	5,808	3,152	1,166	289	10,415
Income (loss) from continuing operations before income taxes	2,170	1,322	848	(156)	4,184
Income tax provision (benefit)	774	482	310	(361)	1,205
Income from continuing operations, net of tax	$1,396	$840	$538	$205	$2,979
Loans held for investment	$109,130	$75,564	$67,670	$58	$252,422
Deposits	0	184,719	32,783	21,560	239,062

	Nine Months Ended September 30, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$9,282	$4,331	$1,651	$162	$15,426
Non-interest income	2,531	567	403	8	3,509
Total net revenue	11,813	4,898	2,054	170	18,935
Provision (benefit) for credit losses	3,604	690	417	(4)	4,707
Non-interest expense	5,630	3,030	1,014	205	9,879
Income (loss) from continuing operations before income taxes	2,579	1,178	623	(31)	4,349
Income tax provision (benefit)	931	428	227	(214)	1,372
Income from continuing operations, net of tax	$1,648	$750	$396	$183	$2,977
Loans held for investment	$99,201	$72,285	$66,457	$76	$238,019
Deposits	0	178,793	33,611	13,577	225,981
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
The following table presents contractual amount and carrying value of our unfunded lending commitments as of September 30, 2017 and December 31, 2016. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Standby letter of credit and commercial letter of credit(1)	$2,074	$1,936	$39	$42
Credit card lines	354,155	312,864	N/A	N/A
Other loan commitments(2)	30,498	28,402	92	98
Total unfunded lending commitments	$386,727	$343,202	$131	$140
__________

(1)	These financial guarantees have expiration dates ranging from 2017 to 2025 as of September 30, 2017.

(2)	Includes $898 million and $699 million of advised lines of credit as of September 30, 2017 and December 31, 2016, respectively.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The amount of liability recognized on our consolidated balance sheets for our loss sharing agreements was $52 million and $48 million as of September 30, 2017 and December 31, 2016, respectively.

136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, in certain securitizations associated with the discontinued manufactured housing operations of GreenPoint Credit, LLC, the third-party servicer had an obligation to exercise mandatory clean-up calls. In the event the third-party servicer could not fulfill its obligation to exercise these clean-up calls, the obligation would revert to us. The amount of loan receivables and other assets subject to these clean-up calls was approximately $391 million as of September 30, 2017. Based on our current projections, we expect these securitizations to reach their individual clean-up call thresholds beginning in 2017 and continuing through 2019. According to current information and estimates, we also expect the fair value of the loan receivables and other assets to be less than the contractual amount required to exercise the clean-up calls. We have monitored the underlying assets for trends in delinquencies and related losses and reviewed the third-party servicer’s financial strength. As of September 30, 2017, we had a liability of $61 million associated with these clean-up call obligations. On October 10, 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions. See “Note 6—Variable Interest Entities and Securitizations” for information related to these obligations.
U.K. Payment Protection Insurance
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On October 2, 2015, the FCA issued a Statement on PPI (“FCA Proposal”) announcing it has decided to consult on the introduction of a time bar for PPI complaints and on new rules and guidance about how banks should handle unfair relationship PPI complaints covered by s.140A of the Consumer Credit Act of 1974 (“Consumer Credit Act”). On March 2, 2017, the FCA further issued a statement that sets out final rules and guidance on the PPI complaints deadline, which has been set as August 29, 2019. The statement also provides clarity on how to handle PPI complaints under s.140A of the Consumer Credit Act, including guidance on how redress for such complaints should be calculated. The final rules and guidance came into force on August 29, 2017.
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
Management’s best estimate of incurred losses related to U.K. PPI totaled $298 million and $238 million as of September 30, 2017 and December 31, 2016, respectively. The increase in the reserve was primarily driven by an addition of $99 million recorded in the first quarter of 2017. Other movements were due to a combination of utilization of the reserve through customer refund payments and foreign exchange movements. For the three months ended September 30, 2017, no additions were made to our reserve. Our best estimate of reasonably possible future losses beyond our reserve as of September 30, 2017 is approximately $200 million.
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
The following table presents the original principal balance of mortgage loan originations for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of September 30, 2017 and December 31, 2016.
Table 14.2: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	September 30, 2017	December 31, 2016	2005-2008
GSEs	$1	$2	$11
Insured Securitizations	3	3	20
Uninsured Securitizations and Other	11	12	80
Total	$15	$17	$111
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $15 billion in unpaid principal balance remains outstanding as of September 30, 2017, of which approximately $2 billion in unpaid principal balance is at least 90 days delinquent. Approximately $23 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates are dependent on the availability of performance data.
The subsidiaries had open repurchase-related requests with regard to approximately $566 million original principal balance of mortgage loans as of September 30, 2017, a decrease of $803 million from $1.4 billion as of December 31, 2016.

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining repurchase requests are almost entirely related to outstanding litigation matters. The repurchase-related requests reflect the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.
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
For the $11 billion original principal balance of GSE loans, the $4 billion original principal balance of mortgage loans in Inactive Insured Securitizations and the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations, our remaining reserves are also litigation reserves. In establishing these litigation reserves, we consider the current and future losses associated with the loans at issue and apply legal judgment to the developing factual and legal record to estimate the probable liability for each claim, if any, utilizing both our own experience and publicly available industry settlement information. Accordingly, we only reserve for such exposures when a trustee or investor with standing brings claims and it is probable we have incurred a loss. Some Uninsured Securitization investors are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities. In addition, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by parties who purchased loans from our subsidiaries and subsequently re-sold the loans into securitizations, such reserves are also contained within this category.
Our reserves could be impacted by any claims which may be brought by governmental agencies under the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”), the False Claims Act or other federal or state statutes. For example, GreenPoint and Capital One have received requests for information and/or subpoenas from various governmental regulators and law enforcement authorities, including members of the RMBS Working Group, relating to the origination of loans for sale to the GSEs and to RMBS participants. We are cooperating with these regulators and other authorities in responding to such requests.
The aggregate reserve for all three subsidiaries totaled $401 million as of September 30, 2017 compared to $630 million as of December 31, 2016. The decrease was primarily due to the resolution of several legal matters. The remaining representation and warranty reserve relates almost entirely to outstanding litigation matters. The table below summarizes changes in our representation and warranty reserve for the three and nine months ended September 30, 2017 and 2016.

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Representation and warranty reserve, beginning of period	$521	$614	$630	$610
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(1)	0	(26)	(2)
Recorded in discontinued operations	13	18	(48)	23
Total provision (benefit) for mortgage representation and warranty losses	12	18	(74)	21
Net realized recoveries (losses)	(132)	0	(155)	1
Representation and warranty reserve, end of period	$401	$632	$401	$632
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond our reserves as of September 30, 2017 is approximately $550 million, a decrease from our $1.5 billion estimate at December 31, 2016. The primary driver of the decrease in this estimate has been the resolution of several legal matters. The estimate as of September 30, 2017 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the cases more specifically described below in Mortgage Repurchase Litigation.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the Mortgage Repurchase Litigation described below, which are included within the estimate of reasonably possible representation and warranty losses discussed above), management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2017 is approximately $250 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
In addition, Capital One is subject to an open consent order with the Office of the Comptroller of the Currency (“OCC”) dated July 10, 2015 concerning regulatory deficiencies in our AML program.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

143	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2017.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July	183,593	$87.15	183,593	$1,834
August	17,346	86.18	—	1,834
September	—	—	—	1,834
Total	200,939	87.07	183,593
__________

(1)	Comprises repurchase of common stock under the 2017 Stock Repurchase Program. There were 17,346 shares withheld in August to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
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

CAPITAL ONE FINANCIAL CORPORATION

Date: November 1, 2017	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

145	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED September 30, 2017
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