Form 10-K
period 2017-12-31
CAPITAL ONE FINANCIAL CORP
filed 2018-02-21
CIK 927628

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
For the fiscal year ended December 31, 2017
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2017 was approximately $39.2 billion. As of January 31, 2018, there were 486,287,085 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 3, 2018, are incorporated by reference into Part III.
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I
Item 1. Business

OVERVIEW
General
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels.
As of December 31, 2017, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2017 Form 10-K” or “2017 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All references to 2017, 2016, 2015, 2014 and 2013, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
As one of the nation’s ten largest banks based on deposits as of December 31, 2017, we service banking customer accounts through the internet and mobile banking, as well as through Cafés, ATMs and branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia. We also operate the largest online direct bank in the United States (“U.S.”) by deposits. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and other consumer lending products in markets across the United States. We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2017.
We also offer products outside of the U.S. principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. Both COEP and our branch of COBNA in Canada have the authority to provide credit card loans.
Business Developments
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business. We may issue equity or debt, including public offerings, to fund our acquisitions.
On November 7, 2017, we announced our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business. We continue to service our existing home loan portfolio.
On September 25, 2017, we completed the acquisition from Synovus Bank of credit card assets and related liabilities of World’s Foremost Bank, a wholly-owned subsidiary of Cabela’s Incorporated (“Cabela’s acquisition”). The Cabela’s acquisition added approximately $5.7 billion to our domestic credit card loans held for investment portfolio as of the acquisition date. See “Note 2—Business Developments and Discontinued Operations” for additional details.

4	Capital One Financial Corporation (COF)

On December 1, 2015, we completed the acquisition of the Healthcare Financial Services business of General Electric Capital Corporation (“HFS acquisition”). Including post-closing purchase price adjustments, we recorded approximately $9.2 billion in assets, including $8.2 billion of loans.
Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. We maintain a website at www.capitalone.com. Documents available under Corporate Governance in the Investor Relations section of our website include:

•	our Code of Business Conduct and Ethics for the Corporation;

•	our Corporate Governance Guidelines; and

•	charters for the Audit, Compensation, Governance and Nominating, and Risk Committees of the Board of Directors.
These documents also are available in print to any stockholder who requests a copy. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, and waivers of our Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
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
Our principal operations are organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and our consumer home loan portfolio and associated servicing activities.

•
Commercial Banking: Consists of our lending, deposit gathering, capital markets and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $20 million and $2 billion.

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volume and the level of outstanding loan receivables due to seasonal variances in consumer spending and payment patterns which, for example, are highest around the winter holiday season. No individual quarter in 2017, 2016 or 2015 accounted for more than 30% of our total revenues in any of these fiscal years. Net charge-off rates in our Credit Card and Consumer Banking businesses also have historically exhibited seasonal patterns and generally tend to be the highest in the first and fourth quarters of the year.

5	Capital One Financial Corporation (COF)

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
Our Consumer Banking and Commercial Banking businesses compete with national, state and direct banks for deposits, commercial and auto loans, as well as with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, commercial mortgage banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-depository institutions that are able to offer these products and services. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. In addition, competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition varies based on the types of clients, customers, industries and geographies served. Our ability to compete depends, in part, on our ability to attract and retain our associates and on our reputation. Our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business was informed, in part, by the competitive landscape for those products. That decision notwithstanding, we believe that we are able to compete effectively in our current markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, please refer to “Part I—Item 1A. Risk Factors.”

SUPERVISION AND REGULATION
General
Capital One Financial Corporation is a bank holding company (“BHC”) and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to the requirements of the BHC Act, including approval requirements for investments in or acquisitions of banking organizations, capital adequacy standards and limitations on nonbanking activities. As a BHC and FHC, we are subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto. In addition, an FHC is permitted to engage in activities considered to be financial in nature (including, for example, securities underwriting and dealing and merchant banking activities), incidental to financial activities or, if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities complementary to financial activities.
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

6	Capital One Financial Corporation (COF)

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
Regulations of Consumer Lending Activities
The activities of the Banks as consumer lenders are subject to regulation under various federal laws, including, for example, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the CRA, the Servicemembers Civil Relief Act and the Military Lending Act, as well as under various state laws. We are also subject to the Credit Card Accountability Responsibility and Disclosure Act, which amended the TILA, and which imposes a number of restrictions on credit card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes revised disclosures required for open-end credit.
Depending on the underlying issue and applicable law, regulators may be authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate customers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws may also affect the ability of a bank, including the Banks, to collect outstanding balances owed by borrowers.
Mortgage Lending
The CFPB has issued several rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that provide additional disclosure requirements and substantive limitations on our mortgage lending activities. Although we announced our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business, these rules could still impact pending mortgage loan applications and our servicing activities.
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

7	Capital One Financial Corporation (COF)

request of a regulator or law enforcement agency; and rules to promote cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism, money laundering and other crimes.
Funding
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk Profile,” only well-capitalized and adequately capitalized institutions may accept brokered deposits. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance would likely have a material adverse effect on a bank’s liquidity and earnings.
Nonbank Activities
Certain of our nonbank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Capital One Securities, Inc. and Capital One Investing, LLC are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject, among other things, to net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
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
Volcker Rule
We and each of our subsidiaries, including the Banks, are subject to the “Volcker Rule,” a provision of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds and similar funds), subject to certain exemptions, in each case as the applicable terms are defined in the Volcker Rule and the implementing regulations. The implementing regulations also require that we, as a banking entity with $50 billion or more in total assets, establish and maintain an enhanced compliance program designed to ensure that we comply with the requirements of the regulations.

8	Capital One Financial Corporation (COF)

Capital and Liquidity Regulation
The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management,” “MD&A—Liquidity Risk Profile” and “Note 12—Regulatory and Capital Adequacy.”
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
The Basel III Advanced Approaches are mandatory for institutions with total consolidated assets of $250 billion or more or total consolidated on-balance-sheet foreign exposure of $10 billion or more. We became subject to the predecessor of these rules at the end of 2012. Prior to full implementation of the Basel III Advanced Approaches, however, a covered organization must complete a qualification period, known as the parallel run, during which it must demonstrate that it meets the requirements of the rule to the satisfaction of its primary United States banking regulator. We entered parallel run on January 1, 2015. A parallel run must last at least four quarters, but in practice United States banks have taken considerably longer to complete parallel runs.
Notwithstanding the Basel III Advanced Approaches, the Basel III Capital Rule also established a capital floor so that organizations subject to the Basel III Advanced Approaches may not hold less capital than would be required using the Basel III Standardized Approach capital calculations.
The Basel III Capital Rule revised the definition of regulatory capital, established a new common equity Tier 1 capital requirement, set higher minimum capital ratio requirements, introduced a new capital conservation buffer of 2.5%, introduced a new countercyclical capital buffer (currently set at 0.0%) and updated the PCA framework. Compliance with certain aspects of the Basel III Capital Rule went into effect for Capital One as of January 1, 2014, and other provisions have gone or will go into effect according to various start dates and phase-in periods. As of January 1, 2014, the minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations included a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0% and a Tier 1 leverage capital ratio of at least 4.0%. On January 1, 2015, the minimum risk-based capital ratio requirements increased to 4.5% for the common equity Tier 1 capital ratio and to 6.0% for the Tier 1 risk-based capital ratio, and the minimum requirements for the total risk-based capital ratio and Tier 1 leverage capital ratio remained the same. Both the capital conservation buffer and the countercyclical capital buffer are being phased-in over a transition period of four years that commenced on January 1, 2016. On January 1, 2014, we began to use the Basel III Capital Rule, with transition provisions, to calculate our regulatory capital, including for purposes of calculating our regulatory capital ratios. On January 1, 2015, we began to use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.
The Basel III Capital Rule also introduced a new supplementary leverage ratio for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. The supplementary leverage ratio compares Tier 1 capital to total leverage exposure, which includes all on-balance sheet assets and certain off-balance sheet exposures, including derivatives and unused commitments. Given that we are in our Basel III Advanced Approaches parallel run, we calculate the ratio based on Tier 1 capital under the Standardized Approach. The minimum requirement for the supplementary leverage ratio became effective on January 1, 2018. As an Advanced Approaches banking organization, however, we were required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015. For further information, see “MD&A—Capital Management.”
Global systemically important banks (“G-SIBs”) that are based in the United States are subject to an additional common equity Tier 1 capital requirement (“G-SIB Surcharge”). United States BHCs with total consolidated assets of $250 billion or more or total consolidated on-balance-sheet foreign exposure of $10 billion or more are required to determine annually whether they are considered to be a G-SIB for purposes of the G-SIB Surcharge. We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
In October 2017, the Federal Banking Agencies proposed certain limited changes to the Basel III Capital Rule. There is uncertainty regarding how any of the proposed changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches.

9	Capital One Financial Corporation (COF)

Additionally, in December 2017, the Basel Committee finalized certain modifications to the international Basel III capital standards, which would require rulemaking in the United States prior to becoming effective for United States banking organizations. There is uncertainty around which of those changes may be adopted in the United States and how those changes may impact the U.S. capital framework.
Market Risk Rule
The “Market Risk Rule” supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of:

•	10% or more of total assets; or

•	$1 billion or more.
As of December 31, 2017, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
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
As implemented in the United States, the LCR Rule applies to institutions with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. As a result, the Company and the Banks are subject to the LCR Rule. The rule requires the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of their respective projected net cash outflows over a 30-day period, each as calculated in accordance with the LCR Rule. The LCR Rule requires us to calculate the LCR daily as of July 1, 2016. Each company subject to the LCR Rule is required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR. The Company is required to comply with these disclosure requirements beginning April 1, 2018.
In April 2016, the Federal Banking Agencies issued an interagency notice of proposed rulemaking regarding the U.S. implementation of the Basel III NSFR (the “Proposed NSFR”), which would apply to the same institutions subject to the LCR Rule. The Proposed NSFR would require us to maintain a sufficient amount of stable funding in relation to our assets, derivatives exposures and commitments over a one-year horizon period. While the Proposed NSFR is generally consistent with the Basel NSFR standard, it is more stringent in certain areas. The financial and operational impact on us of a final NSFR rule remains uncertain until a final rule is published. There is uncertainty regarding the timing and form of any final rule implementing the NSFR in the United States.
In general, U.S. implementation of the above capital and liquidity rules has increased capital and liquidity requirements for us. We will continue to monitor regulators’ implementation of the new capital and liquidity rules and assess the potential impact to us.
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

10	Capital One Financial Corporation (COF)

As noted above, the Basel III Capital Rule updated the PCA framework to reflect new, higher regulatory capital minimums. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10% or more; a Tier 1 capital ratio of 8% or more; a common equity Tier 1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more. An adequately capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 capital ratio of 6% or more; a common equity Tier 1 capital ratio of 4.5% or more; a leverage ratio of 4% or more; and, for Basel III Advanced Approaches institutions, a supplementary leverage ratio, which incorporates a broader set of exposures as noted above, of 3% or more. The revised PCA requirements became effective on January 1, 2015, other than the supplementary leverage ratio, which became effective on January 1, 2018.
Under applicable regulations for 2014, before the PCA requirements became effective, an insured depository institution was considered to be well capitalized if it maintained a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and was not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. The PCA provisions also authorize the Federal Banking Agencies to reclassify a bank’s capital category or take other action against banks that are determined to be in an unsafe or unsound condition or to have engaged in unsafe or unsound banking practices.
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
Enhanced Prudential Standards and Other Requirements Under the Dodd-Frank Act
As a BHC with total consolidated assets of $50 billion or more (a “covered company”), we are subject under the Dodd-Frank Act to certain enhanced prudential standards, including requirements that may be recommended by the Financial Stability Oversight Council (“FSOC”) and implemented by the Federal Reserve and other regulators. As a result, we are subject to more stringent standards and requirements than those applicable to smaller institutions. The FSOC may also issue recommendations to the Federal Reserve or other primary financial regulatory agencies to apply new or enhanced standards to certain financial activities or practices.
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
Although not a requirement of the Dodd-Frank Act, the OCC established regulatory guidelines (“Heightened Standards Guidelines”) that apply heightened standards for risk management to large institutions subject to its supervision, including the Banks. The Heightened Standards Guidelines establish standards for the development and implementation by the Banks of a risk governance framework.

11	Capital One Financial Corporation (COF)

Investment in the Company and the Banks
Certain acquisitions of our capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval, including under the BHC Act and the Change in Bank Control Act (“CIBC Act”).
Federal law and regulations prohibit any person or company from acquiring control of the Company or the Banks without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control exists if, among other things, a person or company acquires more than 25% of any class of our voting stock or otherwise has a controlling influence over us. For a publicly traded BHC like us, a rebuttable presumption of control arises under the CIBC Act if a person or company acquires more than 10% of any class of our voting stock.
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
As part of its evaluation of a large BHC’s capital plan, the Federal Reserve will consider how comprehensive the plan is, the reasonableness of the assumptions, analysis and methodologies used therein to assess capital adequacy and the ability of the BHC to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters. The annual CCAR cycle measures our capital levels under the Basel III Standardized Approach, with appropriate phase-in provisions applicable to Capital One. The Federal Reserve has indefinitely delayed incorporation of the Basel III Advanced Approaches into the capital planning and stress testing process. The Company must file its capital plan and stress testing results with the Federal Reserve by April 5, 2018, using data as of the end of the prior calendar year. The Federal Reserve is expected to provide its objection or non-objection to that capital plan the following June. The Federal Reserve’s objection or non-objection applies to planned capital actions from the third quarter of the year the capital plan is submitted through the end of the second quarter of the following year. The Company, along with other BHCs subject to the supplementary leverage ratio, must incorporate an estimate of its supplementary leverage ratio into its capital plan and stress tests.
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

12	Capital One Financial Corporation (COF)

In January 2017, the Federal Reserve issued revisions to its capital planning and stress testing rules for the 2017 cycle. Among the provisions applicable to the Company, the revisions decrease the amount of capital a company subject to the quantitative requirements of CCAR can distribute to shareholders outside of an approved capital plan without seeking prior approval from the Federal Reserve (known as the “de minimis exception”). Beginning April 1, 2017, if a company does not receive an objection to its capital plan, it may distribute up to 0.25% of its Tier 1 capital above the distributions in its capital plan, a reduction from the 1% of Tier 1 capital permitted previously. The revisions also impose a “blackout period,” starting with the 2017 CCAR exercise, during the second calendar quarter on the ability of a firm subject to CCAR to submit prior notice of its intention to rely on the aforementioned de minimis exception or to submit a request for prior approval for a capital distribution that is not reflected in the firm’s capital plan for which it has received a non-objection from the Federal Reserve.
Historically, dividends from the Company’s direct and indirect subsidiaries have represented a major source of the funds we have used to pay dividends on our stock, make payments on corporate debt securities and meet our other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit insured depository institutions, such as the Banks, from making dividend distributions without first obtaining regulatory approval if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.
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
On March 15, 2016, the FDIC issued a final rule implementing Section 334(e) of the Dodd-Frank Act, which requires the FDIC to offset the effect on community banks of increasing the DIF reserve ratio from 1.15% to 1.35%. The rule imposes a new quarterly deposit insurance surcharge assessment, with an annual rate of 4.5 basis points, on insured depository institutions with assets of $10 billion or more, including the Banks. On August 30, 2016, the FDIC provided notice that the DIF Reserve Ratio exceeded the 1.15% threshold level, which triggered two changes in the deposit insurance assessments of the Banks. First, the initial assessment rates for all insured depository institutions, including the Banks, declined. Second, the surcharge assessment was applied. The FDIC has estimated that the reserve ratio will reach 1.35% in 2018; however, under the final rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a one-time shortfall assessment on March 31, 2019 on depository institutions subject to the surcharge, including the Banks.
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

13	Capital One Financial Corporation (COF)

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
Regulatory focus on Payment Protection Insurance (“PPI”) complaint handling has continued and PPI continues to be a key driver of consumer complaints to the Financial Ombudsman Service (“FOS”). In March 2017, following a period of extensive consultation, FCA announced that new rules in relation to PPI complaint handling would come into force on August 29, 2017. The new rules introduced: a 2-year deadline for PPI complaints to be brought against firms under the FCA complaint handling rules; rules setting out how firms should handle unfair relationship complaints about the non-disclosure of commission on the sale of PPI (following the court decision in Plevin v. Paragon Personal Finance (“Plevin Complaints”)); a requirement that by November 29, 2017 firms write to previously rejected PPI complainants that fall within the unfair relationship timelines to tell them of their right to raise a Plevin Complaint; and an FCA led, multi-channel communications campaign to raise customer awareness of the deadline and new complaint handling rules. The new rules are now in force and COEP is handling complaints under the new rules. A number of claims management firms and law firms are threatening to pursue Plevin Complaints via the courts, rather than as complaints, to try and secure a higher level of redress.
The FCA’s Credit Card Market Study continued throughout 2017 and will run into early 2018 before the FCA publishes final remedies and rules, with implementation expected to begin by the end of the second quarter of 2018 and through the course of the year.
On January 13, 2018, the new Payment Services Regulations 2017 (so called “PSD2” or “PSRs”) came into force following a 2-year implementation period after PSD2 became law in the European Union (“EU”) in January 2016. The new legislation replaces the previous Payment Services Regulations in its entirety; however, the principal effect of PSD2 is to improve consumer protection against fraud, possible abuses and payment incidents through enhanced security requirements through new Regulated Technical Standards on secure authentication, promote competition/innovation through new players and the development of innovative mobile and internet payments in Europe, and require COEP to adopt specific procedures for responding to Payments Services complaints. In particular, PSD2 requires banks and financial service providers to open up their systems to Payment Initiation Services (“PISPs”) (software bridges between a merchant website and online banking platform or payer’s bank) and Account Information Services (“AISPs”) (online services to provide consolidated information on one or more payment account, or account aggregation services).
The new data protection Regulation (so called “General Data Protection Regulation” or “GDPR”) on the protection of individuals’ personal data will come into force on May 25, 2018. GDPR brings heightened scrutiny of data processing activities and higher fines and sanctions for non-compliance with data protection legislation. In addition, the GDPR widens the territorial scope of EU privacy rules to organizations located outside the EU if they offer goods or services to or monitor EU citizen behaviors and introduces new compliance obligations, including financial penalties for noncompliance. The U.K. and the organizations in the U.K. are working to implement GDPR’s requirements with a view for the country to obtain “Adequacy” status from the EU, reflecting a view that the U.K. protects personal data at a substantially equivalent level to the EU. Adequacy status would allow the free movement of data between the European Economic Area and the U.K. after Brexit, as defined below.

14	Capital One Financial Corporation (COF)

Following a public referendum in mid-2016, the U.K. will leave the EU (“Brexit”). The U.K.’s negotiation with the EU on the terms of its departure and the U.K.’s subsequent relationship with the EU will continue throughout 2018 with no final decisions being made on any terms of the negotiation until all elements of it have been concluded. It is widely expected that the U.K. will enter into a transitional relationship with the EU after leaving the EU (scheduled currently for March 2019) during which time all current regulations and laws would remain applicable.
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
In April 2015, a voluntary agreement to reduce interchange fees among the Canadian federal government, MasterCard Canada and Visa Canada came into effect. The agreement contains a commitment to reduce interchange fees for consumer credit cards to an average of 1.5% and will remain in effect for 5 years. Although the Canadian federal government acknowledges independent audit findings that Visa and MasterCard have met their commitments to reduce interchange fees pursuant to the 5-year agreement terminating in 2020, the government is currently conducting a further assessment of interchange fees.

EMPLOYEES
A central part of our philosophy is to attract and retain highly capable staff. We had approximately 49,300 employees, whom we refer to as “associates,” as of December 31, 2017. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

ADDITIONAL INFORMATION
Technology/Systems
We leverage information and technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development and use of efficient, flexible computer and operational systems, such as cloud technology, to support complex marketing and account management strategies, the servicing of our customers, and the development of new and diversified products. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements.
As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services, Inc. (“TSYS”) for processing services for our North American and U.K. portfolios of consumer, commercial and small business credit card accounts, Fidelity Information Services (“FIS”) for certain of our banking systems and International Business Machines Corporation (“IBM”) for mainframe managed services.
We safeguard our information and technology to reduce risk, implement backup and recovery systems, and generally require the same of our third-party service providers. We take measures that mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering Capital One products and services.
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

15	Capital One Financial Corporation (COF)

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

•
compliance with financial, legal, regulatory, tax or accounting changes or actions, including the impacts of the Tax Act, the Dodd-Frank Act, and other regulations governing bank capital and liquidity standards;

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

•	the amount and rate of deposit growth;

•	our ability to execute on our strategic and operational plans;

•	our response to competitive pressures;

•	changes in retail distribution strategies and channels, including the emergence of new technologies and product delivery systems;

•	the success of our marketing efforts in attracting and retaining customers;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•
any significant disruption in our operations or in the technology platforms on which we rely, including cybersecurity, business continuity and related operational risks, as well as other security failures or breaches of our systems or those of our customers, partners, service providers or other third parties;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•
our ability to develop and adapt to rapid changes in digital technology to address the needs of our customers and comply with applicable regulatory standards, including our increasing reliance on third party infrastructure and compliance with data protection and privacy standards;

16	Capital One Financial Corporation (COF)

•	the effectiveness of our risk management strategies;

•	our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	the extensive use, reliability and accuracy of the models and data we rely on in our business;

•	our ability to recruit and retain talented and experienced personnel;

•	the impact from, and our ability to respond to, natural disasters and other catastrophic events, including hurricanes Harvey and Irma;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees, business partners or third parties;

•	merchants’ increasing focus on the fees charged by credit card networks; and

•	other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in this report. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

17	Capital One Financial Corporation (COF)

Item 1A. Risk Factors
This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks of which we are aware at the time this Report has been filed, other risks may prove to be important in the future, including those that are not currently ascertainable. In addition to the factors discussed elsewhere in this Report, other factors that could cause actual results to differ materially from our forward-looking statements include:
General Economic and Market Risks
Changes And Instability In The Macroeconomic Environment May Adversely Affect Our Industry, Business, Results Of Operations And Financial Condition.
We offer a broad array of financial products and services to consumers, small businesses and commercial clients. We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom and offer banking and other services in many regions within the United States. A prolonged period of economic volatility, slow growth, or a significant deterioration in economic conditions, in the United States or one of these countries could have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
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

•
The process and models we use to estimate our allowance for loan and lease losses may become less reliable if volatile economic conditions, changes in the competitive environment, significant changes in customer behavior or other unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models. As a result, our estimates for credit losses may become increasingly subject to management’s judgment and high levels of volatility over short periods of time, which could negatively impact our results of operations. See “There Are Risks Resulting From The Extensive Use Of Models and Data In Our Business.”

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

•
While interest rates have risen from historic lows set in 2016, both shorter-term and longer-term interest rates remain below long-term historical averages and the yield curve has been relatively flat compared to past periods. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit our ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates could have a material adverse effect on our earnings and our net interest margin.

18	Capital One Financial Corporation (COF)

Regulatory Risk
Compliance With New And Existing Laws, Regulations And Regulatory Expectations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities And Increase Compliance Challenges.
Legislation and regulation with respect to the financial services industry has increased in recent years, and we expect that oversight of our business may continue to expand in scope and complexity. A wide array of banking and consumer lending laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including significant fines and criminal sanctions, and could result in negative publicity or damage to our reputation with regulators or the public. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and limit our ability to pursue certain business opportunities.
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
The Dodd-Frank Act, other regulatory reforms and implementing regulations have increased our need to develop, monitor and maintain compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact of these changes also includes higher expectations for the amount of capital and liquidity we must maintain, as discussed in more detail below under the heading “We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results And Our Ability To Return Capital To Our Shareholders,” and higher operational costs, which may further increase as regulators continue to implement such reforms. United States government agencies charged with adopting and interpreting laws, rules and regulations, including under the Dodd-Frank Act, may do so in an unforeseen manner, including in ways that potentially expand the impact of such laws, rules or regulations on us more than initially contemplated or currently anticipated. Both Congress and the regulators continue to review the laws and regulations that could have impacts beyond those initially contemplated or currently anticipated.
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
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. In addition, some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. For example, the Tax Act has resulted in material impacts to our results of operations due to changes to the valuation of our deferred tax assets, the valuation of other tax assets, and tax expense, and may affect customer behavior and our ability to forecast our effective tax rate. Many aspects of the Tax Act are unclear and may not be clarified for some time. As a result, we have not yet been able to determine the full impact of the new laws on our business, operating results and financial condition. For example, in the United Kingdom and Europe, continued regulatory uncertainty or changes arising from Brexit negotiations could adversely affect our U.K. operations.
Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not shareholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations to which we are subject, please refer to “Part I—Item 1. Business—Supervision and Regulation.”

19	Capital One Financial Corporation (COF)

Credit Risk
We May Experience Increased Delinquencies, Credit Losses, Inaccurate Estimates And Inadequate Reserves.
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s ability and willingness to repay us can be negatively impacted by increases in their payment obligations to other lenders, whether as a result of higher debt levels or rising interest rates, or by restricted availability of credit generally. We may fail to quickly identify customers that are likely to default on their payment obligations and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations. Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors' actions and consumer behavior, as well as inadequate collections staffing, techniques and models.
Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of non-performing loans, higher bankruptcy rates, lower collateral values or elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•
Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt, which may be heightened by increasing interest rates or levels of consumer debt generally), causing a long-term rise in delinquencies and charge-offs.

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

•
Underwriting: Our ability to accurately assess the creditworthiness of our customers may diminish, which could result in an increase in our credit losses and a deterioration of our returns. See “Our Risk Management Strategies May Not Be Fully Effective In Mitigating Our Risk Exposures In All Market Environments Or Against All Types Of Risk.”

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

•
Charge-off Recognition / Allowance for Loan and Lease Losses: We account for the allowance for loan and lease losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. In June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance, which becomes effective on January 1, 2020, with early adoption permitted no earlier than January 1, 2019, requires use of a current expected credit loss (“CECL”) model that is based on expected rather than incurred losses. Adoption of the CECL model could require changes in our account management or allowance for loan and lease losses practices, and may cause our allowance for loan and lease losses and credit losses to change materially.

•	Industry Developments: Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

20	Capital One Financial Corporation (COF)

•
Collateral: The collateral we have on secured loans could be insufficient to compensate us for loan losses. When customers default on their secured loans, we attempt to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate values adversely affect the collateral value for our commercial lending activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Therefore, the recovery of such property could be insufficient to compensate us for the value of these loans. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. Trends in home prices are a driver of credit costs in our home loan business as they impact both the probability of default and the loss severity of defaults. Additionally, the potential volatility in the number of defaulted and modified loans from changes in home prices can create material impacts on the servicing costs of the business, fluctuations in credit marks and profitability in acquired portfolios and volatility in mortgage servicing rights valuations. Although home prices have generally appreciated recently, the slow economic recovery, shifts in monetary policy and potentially diminishing demands from investors could threaten or limit the recovery. In our auto business, if vehicle prices experience declines, we could be adversely affected. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (i) the demand for new and used vehicles and (ii) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.

•
Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 30% of our commercial loan portfolio is concentrated in the tri-state area of New York, New Jersey and Connecticut. The regional economic conditions in the tri-state area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the tri-state area could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted. For example, as of December 31, 2017, energy-related loan balances represented approximately 4% of our total commercial loan portfolio. This amount is comprised of loans to commercial entities in the energy industry, such as exploration and production, oil field services, and pipeline transportation of gas and crude oil, as well as loans to entities in industries that are indirectly impacted by energy prices, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. In recent years, oil prices have fluctuated significantly, which has impacted many of the borrowers in this portfolio and the value of the collateral securing our loans to these borrowers. A prolonged period of declining oil prices could impair their ability to service loans outstanding to them and/or reduce demand for loans. If energy-related industries or any of the other industries that we focus on experience adverse changes, we may experience increased credit losses and our results of operations could be adversely impacted.

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

21	Capital One Financial Corporation (COF)

Basel III Standardized Approach capital calculations. Additionally, in December 2017 the Basel Committee on Banking Supervision finalized certain modifications to the international Basel III capital standards which, if implemented by the United States federal banking agencies, could alter regulatory capital requirements. Therefore, we cannot assure you that our current estimates will be correct, and we may need to hold significantly more regulatory capital in the future than we currently estimate to maintain a given capital ratio.
In April 2016, the United States federal banking agencies proposed a rule regarding the United States implementation of the net stable funding ratio (“Proposed NSFR”). See “Part I—Item 1. Business—Supervision and Regulation” for further details regarding the Proposed NSFR. The financial and operational impact on us of a final NSFR rule remains uncertain until a final rule is published, and there is uncertainty as to the combined impact of the existing Liquidity Coverage Ratio and any final NSFR on how we manage our business. See “Note 12—Regulatory and Capital Adequacy” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” for additional information regarding recent developments in capital and liquidity requirements.
We consider various factors in the management of capital, including the impact of stress on our capital levels, as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in supervisory stress tests and CCAR. There can be significant differences between our modeling and the Federal Reserve’s estimates for a given scenario and between the capital needs suggested by our internal bank holding company scenarios relative to the supervisory scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the CCAR or DFAST processes may suggest that we have substantial capacity to return capital to shareholders and remain well capitalized under stress, the Federal Reserve’s modeling, our own modeling of another scenario or other factors related to our capital management process may result in a materially lower capacity to return capital to shareholders than that indicated by the projections released in the CCAR or DFAST processes. This in turn could lead to restrictions on our ability to pay dividends and engage in share repurchase transactions. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
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
Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, inaccurate models, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the security, capability and continuous availability of the technology systems that we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns.
In addition, our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, our business and reputation could be materially adversely affected. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, design flaws in foundational components or platforms, availability and quality of vulnerability patches from key vendors, cyber-attacks, including Distributed Denial of Service (“DDOS”) attacks discussed below, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Any of these occurrences could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.
We also rely on the business infrastructure and systems of third parties with which we do business and to whom we outsource the maintenance and development of operational and technological functionality. For example, we have migrated a number of, and intend to migrate substantially all, of our core systems and customer-facing applications to third-party cloud infrastructure platforms such as Amazon Web Services, Inc. If we do not execute the transition or administer these new environments in a well-managed, secure and effective manner, we may experience unplanned service disruption or unforeseen costs which may harm our business and operating results. We must successfully develop and maintain information, financial reporting, data-protection and other

22	Capital One Financial Corporation (COF)

controls adapted to our reliance on new platforms and providers. In addition, our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, the substantial amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.
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
We Could Incur Increased Costs, Reductions In Revenue And Suffer Reputational Damage And Business Disruptions In The Event Of The Theft, Loss Or Misuse Of Information, Including As A Result Of A Cyber-Attack.
Our products and services involve the gathering, management, processing, storage and transmission of sensitive and confidential information regarding our customers and their accounts, our employees and other third parties with which we do business. Our ability to provide such products and services, many of which are web-based, depends upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services to, as well as communicate with, our customers, we rely on information systems and infrastructure, including digital technologies, computer and email systems, software, networks and other web-based technologies, that we and third-party service providers operate. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers.
Like other financial services firms, technologies, systems, networks and devices of Capital One or our customers, employees, service providers or other third parties with whom we interact continue to be the subject of attempted unauthorized access, mishandling or misuse of information, denial-of-service attacks, computer viruses, website defacement, hacking, malware, ransomware, phishing or other forms of social engineering, and other forms of cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and other events. These threats may derive from human error, fraud or malice on the part of our employees, insiders or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers or other third-party users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or third parties with whom we interact. Further, cyber and information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, to access our products and services, our customers may use computers, smartphones, tablet PCs and other mobile devices that are beyond our security control systems.
As a financial institution, we are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs. However, because the methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected, we and our third-party service providers and partners may be unable to anticipate or identify certain attack methods in order to implement effective preventative measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire and develop talent capable of detecting, mitigating or remediating these risks. Although we believe we have a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. We may face an increasing number of attempted cyber-attacks as we expand our

23	Capital One Financial Corporation (COF)

mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail clients.
A disruption or breach, including as a result of a cyber-attack, or media reports of perceived security vulnerabilities at Capital One or at third-party service providers, could result in significant legal and financial exposure, regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. We and other U.S. financial services providers continue to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. Although we have not experienced any material losses relating to cyber incidents, there can be no assurance that unauthorized access or cyber incidents will not occur or that we will not suffer such losses in the future. Unauthorized access or cyber incidents could occur more frequently and on a more significant scale. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
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
Our Exposure To Potential Data Protection and Privacy Incidents, And Our Required Compliance With Regulations Related To These Areas, May Increase Our Costs, Reduce Our Revenue And Limit Our Ability To Pursue Business Opportunities.
If our information systems or infrastructure or those of our customers, partners, service providers or other market participants experience a significant disruption or breach, it could lead, depending on the nature of the disruption or breach, to the unauthorized access to and release, gathering, monitoring, misuse, loss or destruction of personal or confidential data about our customers, employees or other third parties in our possession. Any party that obtains this personal or confidential data through a breach or disruption may use this information for ransom, to be paid by us or a third-party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes. Further, such disruption or breach could also result in unauthorized access to our proprietary information, intellectual property, software, methodologies and business secrets and in unauthorized transactions in Capital One accounts or unauthorized access to personal or confidential information maintained by those entities. For example, there has been a significant proliferation of consumer information available on the Internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. While Capital One was not directly involved in these third-party breach events, the stolen information can create a vulnerability for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other sites. This vulnerability could include the risk of unauthorized account access, data loss and fraud. The use of automation software, or “bots,” can increase the velocity and efficacy of these types of attacks. A data protection incident, or media reports of perceived security vulnerabilities at Capital One or at third-party service providers, could result in significant legal and financial exposure, regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business.
We regularly move data across national borders to conduct our operations, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR, which becomes effective in May 2018, extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data, including new rights such as the “portability” of personal data. Our efforts to comply with GDPR and other privacy and data protection laws may entail substantial expenses,

24	Capital One Financial Corporation (COF)

may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
Legal Risk
Our Businesses Are Subject To The Risk Of Increased Litigation, Government Investigations And Regulatory Enforcement.
Our businesses are subject to increased litigation, government investigations and other regulatory enforcement risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry, the structure of the credit card industry and business practices in the mortgage business. Given the inherent uncertainties involved in litigation, government investigations and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business.
In addition, financial institutions, including us, have faced significant regulatory scrutiny over the past several years, which has increasingly led to public enforcement actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by the Federal Reserve, the SEC, OCC, FDIC and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the Department of Justice and state Attorneys General. We expect that regulators and governmental enforcement bodies will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. For example, various regulatory and governmental agencies initiated an industry-wide supervisory initiative regarding sales practices and sales incentive compensation structures following a public enforcement action at another financial institution. In addition, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could involve restrictions on our activities, generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations.
Other Business Risks
We Face Intense Competition In All Of Our Markets.
We operate in a highly competitive environment, whether in making loans, attracting deposits or in the global payments industry, and we expect competitive conditions to continue to intensify with respect to most of our products. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. This increasingly competitive environment is primarily a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial service providers, all of which may affect our customers’ expectations and demands.
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital currencies, prepaid systems and payment services targeting users of social networks and online gaming (including, for example, those offering payment through mobile phone accounts). If we are unable to continue to keep pace with innovation, our business and results of operations could be adversely affected.
Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies,

25	Capital One Financial Corporation (COF)

broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. Many of our competitors are also focusing on cross-selling their products and developing new products or technologies, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. Price competition for loans might result in origination of fewer loans or earning less on our loans.
As of December 31, 2017, we operate the largest online direct bank in the U.S. by deposits. While direct banking represents a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, we face strong competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. In addition, the effects of a competitive environment may be exacerbated by the flexibility of direct banking and the increasing financial and technological sophistication of our customer base. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.
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
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer richer value propositions or a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, attain and develop more attractive cobrand card programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors.
In such a competitive environment, we may lose entire accounts or may lose account balances to competing firms, or we may find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, unexpected customer attrition from our deposit products, in addition to an increase in rates or services that we may offer to retain deposits, may increase our expenses and therefore reduce our earnings.
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

26	Capital One Financial Corporation (COF)

District Court for the Eastern District of New York granted final approval of the proposed class settlement. The settlement provided, among other things, that merchants would be entitled to join together to negotiate lower interchange fees. The settlement was appealed to the Second Circuit Court of Appeals, which rejected the settlement in June 2016; this litigation remains ongoing. See “Note 19—Commitments, Contingencies, Guarantees and Others” for further details.
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

27	Capital One Financial Corporation (COF)

including credit card and other loan portfolios. There can be no assurance that we will be able to identify and secure future acquisition targets on terms and conditions that are acceptable to us, or successfully complete proposed mergers, acquisitions and strategic partnerships, which could impair our growth.
Any merger, acquisition or strategic partnership we undertake entails certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations, or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with partners, clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.
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

•
Conditions to Regulatory Approval: Certain acquisitions may not be consummated without obtaining approvals from one or more of our regulators. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of acquired assets as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

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

28	Capital One Financial Corporation (COF)

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
In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by accountholders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding the banking industry and consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. If consumers develop or maintain negative attitudes about incurring debt, or if consumption trends decline or if we fail to maintain and enhance our brand, or we incur significant expenses in this effort, our business and financial results could be materially and negatively affected.
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
There Are Risks Resulting From The Extensive Use Of Models and Data In Our Business.
We rely on quantitative models, and our ability to manage data and our ability to aggregate data in an accurate and timely manner, to assess and manage our various risk exposures and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Our risk reporting and management, including business decisions based on information incorporating models, depend on the effectiveness of our models and our policies, programs, processes and practices governing how data is acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective risk management practices or inaccurate risk reporting. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs. If our risk management framework proves ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Our Risk Management Strategies May Not Be Fully Effective In Mitigating Our Risk Exposures In All Market Environments Or Against All Types Of Risk.
Management of risk, including market, credit, liquidity, compliance and strategic risks, requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “MD&A—Risk Management” for further details. We have devoted significant resources to developing our risk management policies and procedures and expect to continue

29	Capital One Financial Corporation (COF)

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
We have significant investments in bank premises and equipment for our branch network and other branch banking assets including our banking centers, parcels of land held for the development of future banking centers and our retail work force. Advances in technology such as digital and mobile banking, in-branch self-service technologies, proximity or remote payment technologies, as well as progressively changing customer preferences for these other methods of banking, could decrease the value of our branch network or other retail distribution assets. As a result, we may need to further change our retail distribution strategy and close, sell and/or renovate additional branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets, reduce our revenues, increase our expenditures, dilute our brand and/or reduce customer demand for our products and services.
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

30	Capital One Financial Corporation (COF)

In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. Although recent increases in interest rates may reduce prepayment risk, debt service requirements for some of our borrowers will increase, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional delinquencies or charge-offs and negatively impact our results of operations. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. An inability to attract or maintain deposits could materially affect our ability to fund our business and our liquidity position. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. Finally, the Basel III Capital Rule requires that most amounts reported in Accumulated Other Comprehensive Income (“AOCI”), including unrealized gains and losses on securities designated as available for sale, be included in our regulatory capital calculations. Changes in interest rates or market valuations that result in unrealized losses on components of AOCI could therefore impact our regulatory capital ratios negatively.
As a result of recent regulatory and other legal proceedings, actions by regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates for floating rate debt. Uncertainty as to the nature of potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities. In addition, any changes in the method pursuant to which LIBOR is determined may result in a sudden or prolonged increase or decrease in LIBOR. If that were to occur, the level of interest payments and the value of LIBOR-indexed debt may be affected. Uncertainty as to the extent and manner of future changes may adversely affect the current trading market for LIBOR based securities.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. We face the risk that changes in interest rates could materially reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed. See “MD&A—Market Risk Profile” for additional information.
Our Business Could Be Negatively Affected If We Are Unable To Attract, Retain And Motivate Skilled Senior Leaders.
Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders is intense. The executive compensation provisions of the Dodd-Frank Act and the regulations issued thereunder, and any further legislation, regulation or regulatory guidance restricting executive compensation, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with which we compete for talent. These laws and regulations may also hinder our ability to compete for talent with other industries. If we are unable to retain talented senior leadership, our business could be negatively affected.
We Face Risks From Unpredictable Catastrophic Events.
Despite the business contingency plans we have in place, there can be no assurance that such plans will fully mitigate all potential business continuity risks to us. The impact from natural disasters and other catastrophic events may have a negative effect on our business and infrastructure, including our information technology systems and those of third-parties that we rely on. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, as well as Richmond, Virginia and Plano, Texas. This may include a disruption involving physical site access, cyber incidents, terrorist activities, disease pandemics, catastrophic events, natural disasters, extreme weather events, electrical outage, environmental hazard, computer servers, communications or other services we use, our employees or third parties with whom we conduct business. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business and customers are concentrated, such as the mid-Atlantic, New York or Texas metropolitan areas, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.

31	Capital One Financial Corporation (COF)

We Face Risks From The Use Of Or Changes To Assumptions Or Estimates In Our Financial Statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for loan and lease losses, the fair value of certain assets and liabilities, and asset impairment, among other items. In December 2017, Congress passed and the President signed into law the Tax Act, that made significant changes to the U.S. federal tax laws. Many aspects of the new legislation are unclear and may not be clarified for some time. As a result, we have relied on reasonable estimates and provisional accounting entries in our accounting for income taxes. The ultimate impact of the Tax Act may differ from our estimates due to changes in the interpretations and assumptions, as well as additional regulatory guidance that may be issued. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. For example, in June 2016, the FASB issued revised guidance for impairments on financial instruments. The guidance, which becomes effective on January 1, 2020 with early adoption permitted no earlier than January 1, 2019, requires use of a CECL model that is based on expected rather than incurred losses. We are currently assessing the potential impact of this guidance, which may be material to our accounting for credit losses on financial instruments. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies.”
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

32	Capital One Financial Corporation (COF)

Item 1B. Unresolved Staff Comments
None.

33	Capital One Financial Corporation (COF)

Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 14.7 million square feet of owned or leased office and retail space, used to support our business. Of this overall portfolio, approximately 11.2 million square feet of space is dedicated for various corporate office uses and approximately 3.5 million square feet of space is for bank branches and related offices.
Our 11.2 million square feet of corporate office space consists of approximately 6.4 million square feet of leased space and 4.8 million square feet of owned space. Our headquarters is located in McLean, Virginia, and is included in our corporate office space. We maintain corporate office space primarily in Virginia, Illinois, Texas, New York, Delaware, Louisiana and Maryland.
Our 3.5 million square feet of bank branch, Café and office space consists of approximately 1.9 million square feet of leased space and 1.6 million square feet of owned space, including branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia. See “Note 8—Premises, Equipment and Lease Commitments” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 19—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

34	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2018, there were 10,982 holders of record of our common stock. The table below presents the high and low closing trade prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Trade Price		Cash Dividends
For the Quarter Ended	High	Low
December 31, 2017	$100.50	$84.59	$0.40
September 30, 2017	87.94	78.21	0.40
June 30, 2017	85.80	76.92	0.40
March 31, 2017	96.12	82.13	0.40
December 31, 2016	90.62	71.07	0.40
September 30, 2016	72.50	60.86	0.40
June 30, 2016	75.96	58.15	0.40
March 31, 2016	71.03	58.66	0.40
Dividend Restrictions
For information regarding our ability to pay dividends, see the discussion under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds,” “MD&A—Capital Management—Dividend Policy and Stock Purchases” and “Note 12—Regulatory and Capital Adequacy.”
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

35	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2012 and ending December 31, 2017. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)

$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
$210
$188
$187
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2012	2013	2014	2015	2016	2017
Capital One	$100.00	$134.18	$146.88	$130.86	$161.94	$188.35
S&P 500 Index	100.00	129.60	144.36	143.31	156.98	187.47
S&P Financial Index	100.00	133.21	150.66	145.42	174.71	209.70

36	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2017.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2017. During this period, there were no repurchases of common stock under the 2017 Stock Repurchase Program. Commission costs are excluded from the amounts presented below.

	Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
October	—	—	—	$1,834
November	35,254	$92.10	—	1,834
December(2)	—	—	—	1,000
Total	35,254	$92.10	—
__________

(1)	Shares withheld in November 2017 were to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018.

37	Capital One Financial Corporation (COF)

Item 6. Summary of Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2017. Certain prior period amounts have been recast to conform to the current period presentation. We prepare our consolidated financial statements based on U.S. GAAP. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the MD&A included in this Report. The historical financial information presented may not be indicative of our future performance.
Five-Year Summary of Selected Financial Data

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2017	2016	2015	2014	2013	2017 vs. 2016	2016 vs. 2015
Income statement
Interest income	$25,222	$22,891	$20,459	$19,397	$19,898	10%	12%
Interest expense	2,762	2,018	1,625	1,579	1,792	37	24
Net interest income	22,460	20,873	18,834	17,818	18,106	8	11
Non-interest income	4,777	4,628	4,579	4,472	4,278	3	1
Total net revenue	27,237	25,501	23,413	22,290	22,384	7	9
Provision for credit losses	7,551	6,459	4,536	3,541	3,453	17	42
Non-interest expense:
Marketing	1,670	1,811	1,744	1,561	1,373	(8)	4
Operating expenses	12,524	11,747	11,252	10,619	10,980	7	4
Total non-interest expense	14,194	13,558	12,996	12,180	12,353	5	4
Income from continuing operations before income taxes	5,492	5,484	5,881	6,569	6,578	—	(7)
Income tax provision	3,375	1,714	1,869	2,146	2,224	97	(8)
Income from continuing operations, net of tax	2,117	3,770	4,012	4,423	4,354	(44)	(6)
Income (loss) from discontinued operations, net of tax	(135)	(19)	38	5	(233)	**	**
Net income	1,982	3,751	4,050	4,428	4,121	(47)	(7)
Dividends and undistributed earnings allocated to participating securities	(13)	(24)	(20)	(18)	(17)	(46)	20
Preferred stock dividends	(265)	(214)	(158)	(67)	(53)	24	35
Net income available to common stockholders	$1,704	$3,513	$3,872	$4,343	$4,051	(51)	(9)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$3.80	$7.00	$7.08	$7.70	$7.39	(46)%	(1)%
Income (loss) from discontinued operations	(0.28)	(0.04)	0.07	0.01	(0.40)	**	**
Net income per basic common share	$3.52	$6.96	$7.15	$7.71	$6.99	(49)	(3)
Diluted earnings per common share:
Net income from continuing operations	$3.76	$6.93	$7.00	$7.58	$7.28	(46)	(1)
Income (loss) from discontinued operations	(0.27)	(0.04)	0.07	0.01	(0.39)	**	**
Net income per diluted common share	$3.49	$6.89	$7.07	$7.59	$6.89	(49)	(3)
Common shares outstanding (period-end, in millions)	485.5	480.2	527.3	553.4	572.7	1	(9)
Dividends declared per common share	$1.60	$1.60	$1.50	$1.20	$0.95	—	7
Tangible book value per common share (period-end)(1)	60.28	57.76	53.65	50.32	43.64	4	8
Common dividend payout ratio(2)	45.45%	22.99%	20.98%	15.56%	13.59%	22	2
Stock price per common share at period end	$99.58	$87.24	$72.18	$82.55	$76.61	14	21
Book value per common share at period end	100.37	98.95	89.67	81.41	72.69	1	10
Total market capitalization at period end	48,346	41,893	38,061	45,683	43,875	15	10
Balance sheet (average balances)
Loans held for investment	$245,565	$233,272	$210,745	$197,925	$192,614	5%	11%
Interest-earning assets	322,330	307,796	282,581	267,174	266,423	5	9
Total assets	354,924	339,974	313,474	297,659	296,200	4	8
Interest-bearing deposits	213,949	198,304	185,677	181,036	187,700	8	7
Total deposits	239,882	223,714	210,989	205,675	209,045	7	6
Borrowings	53,659	56,878	45,420	38,882	37,807	(6)	25
Common equity	45,170	45,162	45,072	43,055	40,629	—	—
Total stockholders’ equity	49,530	48,753	47,713	44,268	41,482	2	2

38	Capital One Financial Corporation (COF)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2017	2016	2015	2014	2013	2017 vs. 2016		2016 vs. 2015
Selected performance metrics
Purchase volume(3)	$336,440	$307,138	$271,167	$224,750	$201,074	10%		13%
Total net revenue margin(4)	8.45%	8.29%	8.29%	8.34%	8.40%	16	bps	—
Net interest margin(5)	6.97	6.78	6.66	6.67	6.80	19		12	bps
Return on average assets	0.60	1.11	1.28	1.49	1.47	(51)		(17)
Return on average tangible assets(6)	0.62	1.16	1.35	1.57	1.55	(54)		(19)
Return on average common equity(7)	4.07	7.82	8.51	10.08	10.54	(4)%		(1)%
Return on average tangible common equity (“TCE”)(8)	6.16	11.93	12.87	15.79	17.35	(6)		(1)
Equity-to-assets ratio(9)	13.96	14.34	15.22	14.87	14.00	(38	)bps	(88	)bps
Non-interest expense as a percentage of average loans held for investment	5.78	5.81	6.17	6.15	6.41	(3)		(36)
Efficiency ratio(10)	52.11	53.17	55.51	54.64	55.19	(106)		(234)
Effective income tax rate from continuing operations	61.5	31.3	31.8	32.7	33.8	30%		(1)%
Net charge-offs	$6,562	$5,062	$3,695	$3,414	$3,934	30		37
Net charge-off rate(11)	2.67%	2.17%	1.75%	1.72%	2.04%	50	bps	42	bps

	December 31,					Change
(Dollars in millions, except as noted)	2017	2016	2015	2014	2013	2017 vs. 2016		2016 vs. 2015
Balance sheet (period-end)
Loans held for investment	$254,473	$245,586	$229,851	$208,316	$197,199	4%		7%
Interest-earning assets	334,124	321,807	302,007	277,849	265,170	4		7
Total assets	365,693	357,033	334,048	308,167	296,064	2		7
Interest-bearing deposits	217,298	211,266	191,874	180,467	181,880	3		10
Total deposits	243,702	236,768	217,721	205,548	204,523	3		9
Borrowings	60,281	60,460	59,115	48,457	40,654	—		2
Common equity	44,370	43,154	43,990	43,231	40,779	3		(2)
Total stockholders’ equity	48,730	47,514	47,284	45,053	41,632	3		—
Credit quality metrics
Allowance for loan and lease losses	$7,502	$6,503	$5,130	$4,383	$4,315	15%		27%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.95%	2.65%	2.23%	2.10%	2.19%	30	bps	42	bps
30+ day performing delinquency rate	3.23	2.93	2.69	2.62	2.63	30		24
30+ day delinquency rate	3.48	3.27	3.00	2.91	2.96	21		27
Capital ratios
Common equity Tier 1 capital(12)	10.3%	10.1%	11.1%	12.5%	N/A	20	bps	(100	)bps
Tier 1 common ratio	N/A	N/A	N/A	N/A	12.2%	**		**
Tier 1 capital(12)	11.8	11.6	12.4	13.2	12.6	20		(80)
Total capital(12)	14.4	14.3	14.6	15.1	14.7	10		(30)
Tier 1 leverage(12)	9.9	9.9	10.6	10.8	10.1	—		(70)
Tangible common equity(13)	8.3	8.1	8.9	9.5	8.9	20		(80)
Supplementary leverage(12)	8.4	8.6	9.2	N/A	N/A	(20)		(60)
Other
Employees (period end, in thousands)	49.3	47.3	45.4	46.0	45.4	4%		4%
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table F —Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(2)	Common dividend payout ratio is calculated based on dividends per common share for the period divided by basic earnings per common share for the period.

(3)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale in our Credit Card business, and excludes cash advance and balance transfer transactions.

(4)	Total net revenue margin is calculated based on total net revenue for the period divided by average interest-earning assets for the period.

(5)	Net interest margin is calculated based on net interest income for the period divided by average interest-earning assets for the period.

39	Capital One Financial Corporation (COF)

(6)
Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(7)
Return on average common equity is calculated based on (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.

(8)
Return on average tangible common equity is a non-GAAP measure calculated based on (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(9)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(10)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(11)	Net charge-off rate is calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.

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

**	Change is not meaningful.

40	Capital One Financial Corporation (COF)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this 2017 Annual Report on Form 10-K (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2017 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2017 and accompanying notes. MD&A is organized in the following sections:

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $2.0 billion ($3.49 per diluted common share) on total net revenue of $27.2 billion for 2017. In comparison, we reported net income of $3.8 billion ($6.89 per diluted common share) on total net revenue of $25.5 billion for 2016, and $4.1 billion ($7.07 per diluted common share) on total net revenue of $23.4 billion for 2015.
Our net income of $2.0 billion for 2017 includes charges totaling $1.8 billion related to the enactment of the Tax Act in the fourth quarter of 2017. See “MD&A—Income Taxes” below for additional information.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 10.3% and 10.1% as of December 31, 2017 and 2016, respectively. See “MD&A—Capital Management” below for additional information.
On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018 (“2017 Stock Repurchase Program”). See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2017. These highlights are generally based on a comparison between the results of 2017 and 2016, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2017 compared to our financial condition and credit performance as of December 31, 2016. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

41	Capital One Financial Corporation (COF)

Total Company Performance

•	Earnings: Our net income decreased by $1.8 billion to $2.0 billion in 2017 compared to 2016. The decrease was primarily driven by:

◦	higher income tax provision due to charges associated with the estimated impacts of the Tax Act;

◦	higher provision for credit losses primarily driven by higher charge-offs in our domestic credit card loan portfolio;

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
These drivers were partially offset by higher interest income due to growth in our domestic credit card and auto loan portfolios, as well as higher yields as a result of higher interest rates.

•	Loans Held for Investment:

◦
Period-end loans held for investment increased by $8.9 billion to $254.5 billion as of December 31, 2017 from December 31, 2016 primarily due to growth in our domestic credit card loan portfolio, largely driven by loans obtained in the Cabela’s acquisition, as well as growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

◦
Average loans held for investment increased by $12.3 billion to $245.6 billion in 2017 compared to 2016 primarily driven by growth in our auto, domestic credit card and commercial loan portfolios, partially offset by run-off of our acquired home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 50 basis points to 2.67% in 2017 compared to 2016 primarily due to growth and seasoning of recent domestic credit card loan originations.

Our 30+ day delinquency rate increased by 21 basis points to 3.48% as of December 31, 2017 from December 31, 2016 primarily due to:

◦	higher auto delinquency inventories; and

◦	growth and seasoning of recent domestic credit card loan originations.
We provide additional information on our credit quality metrics below under “MD&A—Business Segment Financial Performance” and “MD&A —Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $999 million to $7.5 billion as of December 31, 2017 from December 31, 2016, and the allowance coverage ratio increased by 30 basis points to 2.95% as of December 31, 2017 from December 31, 2016. The increases were primarily driven by:

◦	an allowance build in our domestic credit card loan portfolio primarily due to increasing losses from recent vintages and portfolio seasoning; and

◦	an allowance build in our auto loan portfolio due to higher losses associated with growth.
These drivers were partially offset by an allowance decrease in our commercial loan portfolio primarily driven by charge-offs in our taxi medallion lending portfolio, as well as reduced exposure and improved credit risk ratings in our oil and gas portfolio.

42	Capital One Financial Corporation (COF)

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
Total Company Expectations
We expect that our current trajectory, coupled with the Tax Act, will enable us to accelerate 2018 earnings per share growth, excluding adjusting items and assuming no substantial change in the broader economic or credit cycles.
We expect that a majority of the benefit from the Tax Act will be reflected in our earnings in the near term. Over time, we expect that marketplace dynamics will consume a portion of the benefit through increasing competition, including higher levels of marketing, lower prices and higher wages, and we expect that these market effects will increase over time.
We expect our annual effective income tax rate to be around 19% in 2018, plus or minus a reasonable margin of volatility.
We expect that marketing expense in 2018 will be higher than 2017.
While our efficiency ratio may vary in any given year, over the long term, we believe that we will be able to achieve gradual improvement in our efficiency ratio driven by growth and digital productivity gains.
We believe that our common equity Tier 1 capital ratio on a fully phased-in basis will trend toward the mid-10% range by the end of 2018.
On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018 as part of the 2017 Stock Repurchase Program. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018. The timing and exact amount of any common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position, the amount of retained earnings and utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
We continue to be in a strong position to deliver attractive growth and returns, as well as significant capital distribution, subject to regulatory approval and market conditions.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect that the upward pressure on charge-offs as new loans season and become a larger portion of our overall portfolio will continue to moderate, with a small impact in 2018. As the impact of new loan seasoning moderates, we expect that our delinquency and charge-off rate trends will be driven more by broader industry factors.
Consumer Banking: In our Consumer Banking business, we expect that the charge-off rate in our auto finance business will increase gradually and the growth we have experienced in that business will moderate.

43	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2017 and 2016. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

44	Capital One Financial Corporation (COF)

Table 1 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned or interest expense incurred, and average yield for 2017, 2016 and 2015.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2017			2016			2015
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$103,468	$15,735	15.21%	$96,596	$14,173	14.67%	$86,923	$12,387	14.25%
Consumer banking	74,865	4,984	6.66	71,631	4,537	6.33	71,365	4,460	6.25
Commercial banking(2)	68,150	2,630	3.86	66,033	2,290	3.47	53,161	1,710	3.22
Other(2)(3)	130	39	30.00	78	203	260.26	100	228	228.00
Total loans, including loans held for sale	246,613	23,388	9.48	234,338	21,203	9.05	211,549	18,785	8.88
Investment securities	68,896	1,711	2.48	66,260	1,599	2.41	63,738	1,575	2.47
Cash equivalents and other interest-earning assets	6,821	123	1.80	7,198	89	1.24	7,294	99	1.36
Total interest-earning assets	322,330	25,222	7.82	307,796	22,891	7.44	282,581	20,459	7.24
Cash and due from banks	3,457			3,235			2,970
Allowance for loan and lease losses	(7,025)			(5,675)			(4,582)
Premises and equipment, net	3,931			3,671			3,701
Other assets	32,231			30,947			28,804
Total assets	$354,924			$339,974			$313,474
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$213,949	$1,602	0.75%	$198,304	$1,213	0.61%	$185,677	$1,091	0.59%
Securitized debt obligations	18,237	327	1.79	16,576	216	1.30	13,929	151	1.08
Senior and subordinated notes	27,866	731	2.62	22,417	476	2.12	20,935	330	1.58
Other borrowings and liabilities	8,917	102	1.14	18,736	113	0.60	11,297	53	0.47
Total interest-bearing liabilities	268,969	2,762	1.03	$256,033	2,018	0.79	$231,838	1,625	0.70
Non-interest-bearing deposits	25,933			25,410			25,312
Other liabilities	10,492			9,778			8,611
Total liabilities	305,394			291,221			265,761
Stockholders’ equity	49,530			48,753			47,713
Total liabilities and stockholders’ equity	$354,924			$339,974			$313,474
Net interest income/spread		$22,460	6.79		$20,873	6.65		$18,834	6.54
Impact of non-interest-bearing funding			0.18			0.13			0.12
Net interest margin			6.97%			6.78%			6.66%
__________

(1)	Past due fees included in interest income totaled approximately $1.6 billion, $1.5 billion and $1.4 billion in 2017, 2016 and 2015, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we make certain reclassifications to present interest income and yields from our Commercial Banking business on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory rate (35% for all periods presented), with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our Commercial banking loans totaled approximately $129 million, $126 million and $102 million in 2017, 2016 and 2015, respectively, with corresponding reductions to Other.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

45	Capital One Financial Corporation (COF)

Net interest income increased by $1.6 billion to $22.5 billion in 2017 compared to 2016. Net interest margin increased by 19 basis points to 6.97% in 2017 compared to 2016. These increases were primarily driven by:

•	growth in our domestic credit card and auto loan portfolios; and

•	higher yields as a result of higher interest rates.
These drivers were partially offset by higher interest expense due to the net effect of higher interest rates, as well as growth and mix changes in our interest-bearing liabilities.
Net interest income increased by $2.0 billion to $20.9 billion in 2016 compared to 2015 primarily driven by:

•	growth in our credit card and commercial loan portfolios, including loans acquired from the HFS acquisition; and

•	higher yields as a result of higher interest rates.
Net interest margin increased by 12 basis points to 6.78% in 2016 compared to 2015 primarily driven by:

•	continued growth in our credit card loan portfolio; and

•	continued run-off of our acquired home loan portfolio.
This increase was partially offset by:

•	the impact of loans acquired from the HFS acquisition, which generally have lower net interest margins compared to our total company portfolio; and

•	margin compression in our auto loan portfolio.

46	Capital One Financial Corporation (COF)

Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2017 vs. 2016			2016 vs. 2015
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,562	$1,031	$531	$1,786	$1,410	$376
Consumer banking	447	210	237	77	17	60
Commercial banking(2)	340	75	265	580	437	143
Other(2)	(164)	16	(180)	(25)	(50)	25
Total loans, including loans held for sale	2,185	1,332	853	2,418	1,814	604
Investment securities	112	65	47	24	61	(37)
Cash equivalents and other interest-earning assets	34	(5)	39	(10)	(1)	(9)
Total interest income	2,331	1,392	939	2,432	1,874	558
Interest expense:
Deposits	389	101	288	122	76	46
Securitized debt obligations	111	23	88	65	31	34
Senior and subordinated notes	255	128	127	146	25	121
Other borrowings and liabilities	(11)	(59)	48	60	41	19
Total interest expense	744	193	551	393	173	220
Net interest income	$1,587	$1,199	$388	$2,039	$1,701	$338
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

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we make certain reclassifications to present interest income and yields from our Commercial Banking business on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory rate (35% for all periods presented), with offsetting reductions to the Other category.

47	Capital One Financial Corporation (COF)

Non-Interest Income
Table 3 displays the components of non-interest income for 2017, 2016 and 2015. Certain prior period amounts have been recast to conform to the current period presentation.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Interchange fees, net	$2,573	$2,452	$2,264
Service charges and other customer-related fees	1,597	1,646	1,856
Net securities gains (losses)	65	(11)	(32)
Other non-interest income:
Mortgage banking revenue	201	166	147
Treasury and other investment income	126	83	107
Other	215	292	237
Total other non-interest income	542	541	491
Total non-interest income	$4,777	$4,628	$4,579
Non-interest income increased by $149 million to $4.8 billion in 2017 compared to 2016 primarily due to:

•	an increase in net interchange fees primarily due to higher purchase volume; and

•	gains from the sale of investment securities as a result of portfolio repositioning.
Non-interest income increased by $49 million to $4.6 billion in 2016 compared to 2015 primarily driven by:

•	an increase in interchange fees driven by higher purchase volume in our Credit Card business, net of rewards expense from the continued expansion of our rewards franchise; and

•	higher revenue attributable to our multifamily business in our Commercial Banking business.
These increases were partially offset by:

•	lower service charges and other customer-related fees primarily due to the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $7.6 billion, $6.5 billion and $4.5 billion in 2017, 2016 and 2015, respectively. The provision for credit losses as a percentage of net interest income was 33.6%, 30.9% and 24.1% in 2017, 2016 and 2015, respectively.
Our provision for credit losses increased by $1.1 billion in 2017 compared to 2016 primarily driven by:

•	higher charge-offs in our domestic credit card loan portfolio due to growth and portfolio seasoning; and

•	higher charge-offs in our auto loan portfolio due to growth.
These drivers were partially offset by lower provision in our commercial banking loan portfolio primarily driven by stabilizing industry conditions impacting our oil and gas lending portfolio compared to adverse industry conditions in the prior year.
Our provision for credit losses increased by $1.9 billion in 2016 compared to 2015 primarily driven by:

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
Non-Interest Expense
Table 4 displays the components of non-interest expense for 2017, 2016 and 2015. Certain prior period amounts have been recast to conform to the current period presentation.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Salaries and associate benefits	$5,899	$5,202	$4,975
Occupancy and equipment	1,939	1,944	1,829
Marketing	1,670	1,811	1,744
Professional services	1,097	1,075	1,120
Communications and data processing	1,177	1,169	1,055
Amortization of intangibles	245	386	430
Other non-interest expense:
Bankcard, regulatory and other fee assessments	626	540	444
Collections	364	313	322
Fraud losses	334	331	316
Other	843	787	761
Total other non-interest expense	2,167	1,971	1,843
Total non-interest expense	$14,194	$13,558	$12,996
Non-interest expense increased by $636 million to $14.2 billion in 2017 compared to 2016 primarily due to:

•	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure; and

•
restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations.

These increases were partially offset by:

•	lower marketing expenses; and

•	lower amortization of intangibles.
Non-interest expense increased by $562 million to $13.6 billion in 2016 compared to 2015, primarily due to:

•	higher operating and marketing expenses associated with loan growth, as well as continued investments in technology and infrastructure;

48	Capital One Financial Corporation (COF)

•	higher bank optimization charges; and

•	higher FDIC surcharges and premiums.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations consists of results from the discontinued mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Loss from discontinued operations, net of tax, was $135 million in 2017, primarily driven by a mortgage representation and warranty settlement in the fourth quarter of 2017, compared to loss of $19 million in 2016 and income of $38 million in 2015.
We provide additional information on discontinued operations in “Note 2—Business Developments and Discontinued Operations” and on the net benefit (provision) for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “MD&A—Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 19—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provision of $3.4 billion (61.5% effective income tax rate) in 2017, which includes charges of $1.8 billion associated with the estimated impacts of the Tax Act. The estimated impacts of the Tax Act consist of:

•	$1.6 billion due to the revaluation of our net deferred tax assets reflecting the reduction in the U.S. corporate tax rate from 35% to 21%;

•	$125 million related to the deemed repatriation of our undistributed foreign earnings; and

•	$76 million associated with the revaluation of our investments in affordable housing projects.
The impacts of the Tax Act are considered to be reasonable estimates that are provisional in nature and are subject to potential adjustment during the measurement period ending no later than December 2018. See “MD&A—Accounting Changes and Developments” for more information on the accounting for the impacts of the Tax Act.
We recorded income tax provisions of $1.7 billion (31.3% effective income tax rate) and $1.9 billion (31.8% effective income tax rate) in 2016 and 2015, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The increase in our effective income tax rate in 2017 compared to 2016 was primarily due to charges of $1.8 billion associated with the impacts of the Tax Act, partially offset by a relative increase in the amount of tax credits and tax-exempt income.
The decrease in our effective income tax rate in 2016 compared to 2015 was primarily due to lower income before taxes and increased tax credits. This decrease was partially offset by reduced discrete tax benefits and a reduced benefit of lower taxed foreign earnings.
We recorded total discrete tax expense of $1.7 billion in 2017, primarily consisting of the charges of $1.8 billion for the estimated impacts of the Tax Act, and discrete tax benefits of $2 million and $15 million in 2016 and 2015, respectively. Our effective income tax rate, excluding the impact of discrete tax items, was 29.9%, 31.3% and 32.0% in 2017, 2016 and 2015, respectively.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes.”

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $8.7 billion to $365.7 billion as of December 31, 2017 from December 31, 2016 primarily driven by an increase in loans held for investment primarily due to growth in our domestic credit card loan portfolio, largely driven by loans obtained in the Cabela’s acquisition, as well as growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.
Total liabilities increased by $7.4 billion to $317.0 billion as of December 31, 2017 from December 31, 2016 primarily driven by:

•	an increase in our senior and subordinated notes; and

•	an increase in our deposits.
These drivers were partially offset by a decrease in our Federal Home Loan Banks (“FHLB”) advances outstanding, which is included in other debt.

49	Capital One Financial Corporation (COF)

Stockholders’ equity increased by $1.2 billion to $48.7 billion as of December 31, 2017 from December 31, 2016 primarily due to our net income of $2.0 billion in 2017, partially offset by $1.0 billion of dividend payments to our common and preferred stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during 2017. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 95% and 91% of our total investment securities as of December 31, 2017 and 2016, respectively.
The fair value of our available for sale securities portfolio was $37.7 billion as of December 31, 2017, a decrease of $3.1 billion from December 31, 2016. The decrease in fair value was primarily due to the sale of investment securities as a result of portfolio repositioning. The fair value of our held to maturity securities portfolio was $29.4 billion as of December 31, 2017, an increase of $3.2 billion from December 31, 2016. The increase in fair value was primarily driven by purchases outpacing paydowns.
Table 5 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of December 31, 2017, 2016 and 2015.
Table 5: Investment Securities

	December 31,
	2017		2016		2015
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,168	$5,171	$5,103	$5,065	$4,664	$4,660
RMBS:
Agency	26,013	25,678	26,830	26,527	24,332	24,285
Non-agency	1,722	2,114	2,349	2,722	2,680	3,026
Total RMBS	27,735	27,792	29,179	29,249	27,012	27,311
CMBS	3,209	3,175	5,011	4,988	5,413	5,379
Other ABS	513	512	714	714	1,345	1,340
Other securities(1)	1,003	1,005	726	721	370	371
Total investment securities available for sale	$37,628	$37,655	$40,733	$40,737	$38,804	$39,061

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$200	$200	$199	$199	$199	$198
Agency RMBS	24,980	25,395	22,125	22,573	21,513	22,133
Agency CMBS	3,804	3,842	3,388	3,424	2,907	2,986
Total investment securities held to maturity	$28,984	$29,437	$25,712	$26,196	$24,619	$25,317
__________

(1)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.

50	Capital One Financial Corporation (COF)

Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. As of December 31, 2017 and 2016, approximately 96% and 95% of our total investment securities portfolio was rated AA+ or its equivalent, or better, respectively, while approximately 3% and 4% was below investment grade, respectively. We categorize the credit ratings of our investment securities based on the lower of credit ratings issued by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
Table 6 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of December 31, 2017 and 2016. We sold all of our non-agency CMBS during 2017.
Table 6: Non-Agency Investment Securities Credit Ratings

	December 31, 2017				December 31, 2016
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,114	—	3%	97%	$2,722	—	3%	97%
Non-agency CMBS	—	—	—	—	1,684	100%	—	—
Other ABS	512	100%	—	—	714	99	1	—
Other securities	1,005	71	19	10	721	62	25	13
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balance as of December 31, 2017 and 2016.
Table 7: Loans Held for Investment

	December 31, 2017			December 31, 2016
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$114,762	$5,648	$109,114	$105,552	$4,606	$100,946
Consumer Banking	75,078	1,242	73,836	73,054	1,102	71,952
Commercial Banking	64,575	611	63,964	66,916	793	66,123
Other	58	1	57	64	2	62
Total	$254,473	$7,502	$246,971	$245,586	$6,503	$239,083
Loans held for investment increased by $8.9 billion to $254.5 billion as of December 31, 2017 from December 31, 2016 primarily due to growth in our domestic credit card loan portfolio, largely driven by loans obtained in the Cabela’s acquisition, as well as growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Deposits
Our deposits represent our largest source of funding for our operations and provide a consistent source of low-cost funds. Total deposits increased by $6.9 billion to $243.7 billion as of December 31, 2017 from December 31, 2016. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield in “MD&A—Liquidity Risk Profile.”

51	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations increased to $20.0 billion as of December 31, 2017 from $18.8 billion as of December 31, 2016 primarily driven by securitized debt obligations assumed in the Cabela’s acquisition, partially offset by maturities outpacing issuances. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 9—Deposits and Borrowings.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and FHLB advances, totaled $40.3 billion as of December 31, 2017, of which $39.7 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $41.6 billion as of December 31, 2016, of which $40.6 billion represented long-term debt and the remainder represented short-term borrowings.
The decrease in other debt of $1.4 billion in 2017 was primarily attributable to a decrease in our FHLB advances outstanding, partially offset by an increase in our senior and subordinated notes. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 9—Deposits and Borrowings.”
Mortgage Representation and Warranty Reserve
We face residual exposure related to subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. We establish representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable. These reserves are reported on our consolidated balance sheets as a component of other liabilities. As a result of resolutions and settlements of the substantial majority of our active representation and warranty matters in 2017, our reserve was immaterial as of December 31, 2017. See “Note 19—Commitments, Contingencies, Guarantees and Others” for additional information.
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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $2.9 billion as of December 31, 2017, a decrease of $1.4 billion from December 31, 2016. The decrease in our net deferred tax assets was primarily driven by the revaluation reflecting the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Act. The impacts of the Tax Act are considered to be reasonable estimates that are provisional in nature and are subject to potential adjustment during the measurement period ending no later than December 2018. See “MD&A—Accounting Changes and Developments” for more information on the accounting for the impacts of the Tax Act.
We have recorded valuation allowances of $226 million and $179 million as of December 31, 2017 and 2016, respectively. The increase in valuation allowance was primarily driven by the reduction in federal income tax rate as a result of the Tax Act. We expect to fully realize the 2017 net deferred tax asset amounts in future periods. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “MD&A—Consolidated Results of Operations” and in “Note 16—Income Taxes.”

52	Capital One Financial Corporation (COF)

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letter of credits, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Note 6—Variable Interest Entities and Securitizations” and “Note 19—Commitments, Contingencies, Guarantees and Others.”

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
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
Below we summarize our business segment results, changes in our financial condition and credit performance metrics for the years ended December 31, 2017, 2016 and 2015, as well as a comparative discussion of these results. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 18—Business Segments.”
Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the years ended December 31, 2017, 2016 and 2015. We provide information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments.”
Table 8: Business Segment Results

	Year Ended December 31,
	2017				2016				2015
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$16,973	62%	$1,920	91%	$16,015	62%	$2,160	58%	$14,582	62%	$2,354	59%
Consumer Banking	7,129	26	1,090	51	6,562	26	870	23	6,465	28	1,034	26
Commercial Banking(3)	2,969	11	676	32	2,794	11	575	15	2,352	10	570	14
Other(3)	166	1	(1,569)	(74)	130	1	165	4	14	—	54	1
Total	$27,237	100%	$2,117	100%	$25,501	100%	$3,770	100%	$23,413	100%	$4,012	100%

53	Capital One Financial Corporation (COF)

__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate (35% for all periods presented), with offsetting reductions to the Other category.

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $1.9 billion, $2.2 billion and $2.4 billion in 2017, 2016 and 2015, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2017	2016	2015		2017 vs. 2016		2016 vs. 2015
Selected income statement data:
Net interest income	$13,648	$12,635	$11,161		8%		13%
Non-interest income	3,325	3,380	3,421		(2)		(1)
Total net revenue(1)	16,973	16,015	14,582		6		10
Provision for credit losses	6,066	4,926	3,417		23		44
Non-interest expense	7,916	7,703	7,502		3		3
Income from continuing operations before income taxes	2,991	3,386	3,663		(12)		(8)
Income tax provision	1,071	1,226	1,309		(13)		(6)
Income from continuing operations, net of tax	$1,920	$2,160	$2,354		(11)		(8)
Selected performance metrics:
Average loans held for investment(2)	$103,468	$96,560	$86,735		7		11
Average yield on loans held for investment(3)	15.21%	14.68%	14.28%		53	bps	40	bps
Total net revenue margin(4)	16.40	16.59	16.81		(19)		(22)
Net charge-offs	$5,054	$3,953	$2,918		28%		35%
Net charge-off rate	4.88%	4.09%	3.36%		79	bps	73	bps
Purchase volume(5)	$336,440	$307,138	$271,167		10%		13%

(Dollars in millions, except as noted)	December 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$114,762	$105,552	9%
30+ day performing delinquency rate	3.98%	3.91%	7	bps
30+ day delinquency rate	3.99	3.94	5
Nonperforming loan rate(6)	0.02	0.04	(2)
Allowance for loan and lease losses	$5,648	$4,606	23%
Allowance coverage ratio	4.92%	4.36%	56	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $1.4 billion, $1.1 billion and $732 million in 2017, 2016 and 2015, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $491 million and $402 million as of December 31, 2017 and 2016, respectively.

(2)	Period-end loans held for investment and average loans held for investment include billed finance charges and fees, net of the estimated uncollectible amount.

54	Capital One Financial Corporation (COF)

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

(5)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale, and excludes cash advance and balance transfer transactions.

(6)
Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.

Key factors affecting the results of our Credit Card business for 2017 compared to 2016, and changes in financial condition and credit performance between December 31, 2017 and December 31, 2016 include the following:

•	Net Interest Income: Net interest income increased by $1.0 billion to $13.6 billion in 2017 primarily driven by loan growth in our Domestic Card business.

•	Non-Interest Income: Non-interest income was substantially flat at $3.3 billion in 2017 primarily driven by:

◦	lower service charges and other customer-related fees, including the impact of the exit of our legacy payment protection products in our Domestic Card business during the first quarter of 2016; and

◦	the absence of a gain recorded in the second quarter of 2016 related to the exchange of our ownership interest in Visa Europe with Visa Inc. as a result of Visa Inc.’s acquisition of Visa Europe.
These drivers were largely offset by an increase in net interchange fees primarily due to higher purchase volume.

•	Provision for Credit Losses: The provision for credit losses increased by $1.1 billion to $6.1 billion in 2017 primarily driven by:

◦	higher charge-offs in our domestic credit card loan portfolio due to growth and portfolio seasoning; and

◦	a larger allowance build in our domestic credit card loan portfolio primarily due to increasing losses from recent vintages and portfolio seasoning.

•
Non-Interest Expense: Non-interest expense increased by $213 million to $7.9 billion in 2017, primarily driven by higher operating expenses associated with loan growth and continued investments in technology and infrastructure.

This driver was partially offset by:

◦	lower marketing expenses;

◦	lower amortization of intangibles; and

◦	operating efficiencies.

•	Loans Held for Investment: Period-end loans held for investment increased by $9.2 billion to $114.8 billion as of December 31, 2017 from December 31, 2016 primarily due to:

◦	growth in our domestic credit card loan portfolio, largely driven by loans obtained in the Cabela’s acquisition; and

◦	the impact of foreign exchange rates in our international card businesses driven by the weakening of the U.S. dollar in 2017.
Average loans held for investment increased by $6.9 billion to $103.5 billion in 2017 compared to 2016 primarily due to growth in our Domestic Card business.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 79 basis points to 4.88% in 2017 compared to 2016 primarily driven by growth and seasoning of recent domestic credit card loan originations. The 30+ day delinquency rate increased by 5 basis points to 3.99% as of December 31, 2017 from December 31, 2016 primarily due to growth and seasoning of recent domestic credit card loan originations, partially offset by loans obtained in the Cabela’s acquisition.

55	Capital One Financial Corporation (COF)

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

Domestic Card Business
Domestic Card generated net income from continuing operations of $1.7 billion, $2.1 billion and $2.2 billion in 2017, 2016 and 2015, respectively. In 2017, 2016 and 2015, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

56	Capital One Financial Corporation (COF)

Table 9.1: Domestic Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2017	2016	2015		2017 vs. 2016		2016 vs. 2015
Selected income statement data:
Net interest income	$12,504	$11,571	$10,147		8%		14%
Non-interest income	3,069	3,116	3,183		(2)		(2)
Total net revenue(1)	15,573	14,687	13,330		6		10
Provision for credit losses	5,783	4,555	3,204		27		42
Non-interest expense	7,078	6,895	6,627		3		4
Income from continuing operations before income taxes	2,712	3,237	3,499		(16)		(7)
Income tax provision	990	1,178	1,267		(16)		(7)
Income from continuing operations, net of tax	$1,722	$2,059	$2,232		(16)		(8)
Selected performance metrics:
Average loans held for investment(2)	$94,923	$88,394	$78,743		7		12
Average yield on loans held for investment(3)	15.16%	14.62%	14.21%		54	bps	41	bps
Total net revenue margin(4)	16.41	16.62	16.93		(21)		(31)
Net charge-offs	$4,739	$3,681	$2,718		29%		35%
Net charge-off rate	4.99%	4.16%	3.45%		83	bps	71	bps
Purchase volume(5)	$306,824	$280,637	$246,740		9%		14%

(Dollars in millions, except as noted)	December 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment(2)	$105,293	$97,120	8%
30+ day delinquency rate	4.01%	3.95%	6	bps
Allowance for loan and lease losses	$5,273	$4,229	25%
Allowance coverage ratio	5.01%	4.35%	66	bps
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

(5)
Purchase volume consists of purchase transactions, net of returns, for the period for loans both classified as held for investment and held for sale, and excludes cash advance and balance transfer transactions.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in 2017 compared to 2016 primarily driven by:

•	higher provision for credit losses; and

•	higher operating expenses associated with loan growth and continued investments in technology and infrastructure.
These drivers were partially offset by:

•	higher net interest income primarily driven by loan growth;

•	lower marketing expenses; and

•	operating efficiencies.

57	Capital One Financial Corporation (COF)

Net income for our Domestic Card business decreased in 2016 compared to 2015 primarily driven by:

•	higher provision for credit losses; and

•	higher operating expenses associated with continued loan growth.
These drivers were partially offset by higher net interest income resulting from loan growth.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $1.1 billion, $870 million and $1.0 billion in 2017, 2016 and 2015, respectively.

58	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2017	2016	2015		2017 vs. 2016		2016 vs. 2015
Selected income statement data:
Net interest income	$6,380	$5,829	$5,755		9%		1%
Non-interest income	749	733	710		2		3
Total net revenue	7,129	6,562	6,465		9		2
Provision for credit losses	1,180	1,055	819		12		29
Non-interest expense	4,233	4,139	4,026		2		3
Income from continuing operations before income taxes	1,716	1,368	1,620		25		(16)
Income tax provision	626	498	586		26		(15)
Income from continuing operations, net of tax	$1,090	$870	$1,034		25		(16)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$51,477	$44,521	$39,967		16		11
Home loan	19,681	23,358	27,601		(16)		(15)
Retail banking	3,463	3,543	3,582		(2)		(1)
Total consumer banking	$74,621	$71,422	$71,150		4		—
Average yield on loans held for investment(2)	6.67%	6.34%	6.26%		33	bps	8	bps
Average deposits	$185,201	$177,129	$170,757		5%		4%
Average deposits interest rate	0.62%	0.56%	0.56%		6	bps	—
Net charge-offs	$1,038	$820	$731		27%		12%
Net charge-off rate	1.39%	1.15%	1.03%		24	bps	12	bps
Net charge-off rate (excluding PCI loans)	1.65	1.49	1.45		16		4
Auto loan originations	$27,737	$25,719	$21,185		8%		21%

(Dollars in millions, except as noted)	December 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$53,991	$47,916	13%
Home loan	17,633	21,584	(18)
Retail banking	3,454	3,554	(3)
Total consumer banking	$75,078	$73,054	3
30+ day performing delinquency rate	4.76%	4.10%	66	bps
30+ day performing delinquency rate (excluding PCI loans)	5.52	5.12	40
30+ day delinquency rate	5.34	4.67	67
30+ day delinquency rate (excluding PCI loans)	6.19	5.82	37
Nonperforming loan rate	0.78	0.72	6
Nonperforming loan rate (excluding PCI loans)	0.91	0.90	1
Nonperforming asset rate(3)	0.91	1.09	(18)
Nonperforming asset rate (excluding PCI loans)(3)	1.06	1.36	(30)
Allowance for loan and lease losses	$1,242	$1,102	13%
Allowance coverage ratio(4)	1.65%	1.51%	14	bps
Deposits	$185,842	$181,917	2%
Loans serviced for others(5)	8,598	8,258	4

59	Capital One Financial Corporation (COF)

__________

(1)
Average consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) of $12.2 billion, $16.4 billion and $20.7 billion in 2017, 2016 and 2015, respectively. Period-end consumer banking loans held for investment includes PCI loans with carrying values of $10.3 billion and $14.5 billion as of December 31, 2017 and 2016, respectively.

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

(4)
Excluding the impact of the PCI loan amounts in footnote 1 above, the allowance coverage ratio for our total consumer banking portfolio was 1.87% and 1.83% as of December 31, 2017 and 2016, respectively.

(5)	Loans serviced for others represents loans serviced for third parties related to our consumer home loan business.
Key factors affecting the results of our Consumer Banking business for 2017 compared to 2016, and changes in financial condition and credit performance between December 31, 2017 and December 31, 2016 include the following:

•
Net Interest Income: Net interest income increased by $551 million to $6.4 billion in 2017 primarily driven by growth in our auto loan portfolio and higher deposit volumes and margins in our retail banking business.

Consumer Banking loan yield increased by 33 basis points to 6.7% in 2017 compared to 2016. The increase was primarily driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and run-off of our acquired home loan portfolio.

•
Non-Interest Income: Non-interest income was substantially flat at $749 million in 2017 as a mortgage representation and warranty reserve release in the first quarter of 2017 had a similar impact as the customer rewards reserve release within our retail banking business in the first quarter of 2016 related to the discontinuation of certain debit card and deposit products.

•	Provision for Credit Losses: The provision for credit losses increased by $125 million to $1.2 billion in 2017 primarily driven by higher losses in our auto loan portfolio due to growth.

•
Non-Interest Expense: Non-interest expense increased by $94 million to $4.2 billion in 2017 primarily due to higher operating expenses driven by growth in our auto loan portfolio and continued investment in technology and infrastructure, partially offset by operating efficiencies.

•
Loans Held for Investment: Period-end loans held for investment increased by $2.0 billion to $75.1 billion as of December 31, 2017 from December 31, 2016, and average loans held for investment increased by $3.2 billion to $74.6 billion in 2017 compared to 2016. These increases were due to growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

•	Deposits: Period-end deposits increased by $3.9 billion to $185.8 billion as of December 31, 2017 from December 31, 2016.

•	Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 24 basis points to 1.39% in 2017 compared to 2016. This increase was primarily driven by:

◦	higher losses in our auto loan portfolio due to changes in our charge-off practices for certain bankrupt accounts and growth; and

◦	a greater portion of auto loans in our total consumer banking loan portfolio, which generally have higher charge-off rates than other products within this portfolio.
The 30+ day delinquency rate increased by 67 basis points to 5.34% as of December 31, 2017 from December 31, 2016 primarily attributable to higher auto delinquency inventories.
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

60	Capital One Financial Corporation (COF)

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

◦	higher charge-offs in our auto loan portfolio due to seasoning of recent growth.

•	Non-Interest Expense: Non-interest expense increased by $113 million to $4.1 billion in 2016 primarily due to:

◦	higher operating expenses driven by growth in our auto loan portfolio; and

◦	higher marketing expenses.

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

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees and other transactions. Because our Commercial Banking business has loans and investments that generate tax-exempt income or tax credits, we make certain reclassifications to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Commercial Banking business generated net income from continuing operations of $676 million, $575 million and $570 million in 2017, 2016 and 2015, respectively.
Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

61	Capital One Financial Corporation (COF)

Table 11: Commercial Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2017	2016	2015		2017 vs. 2016		2016 vs. 2015
Selected income statement data:
Net interest income	$2,261	$2,216	$1,865		2%		19%
Non-interest income	708	578	487		22		19
Total net revenue(1)	2,969	2,794	2,352		6		19
Provision (benefit) for credit losses(2)	301	483	302		(38)		60
Non-interest expense	1,603	1,407	1,156		14		22
Income from continuing operations before income taxes	1,065	904	894		18		1
Income tax provision	389	329	324		18		2
Income from continuing operations, net of tax	$676	$575	$570		18		1
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$27,370	$25,821	$23,728		6		9
Commercial and industrial	39,606	38,852	28,349		2		37
Total commercial lending	66,976	64,673	52,077		4		24
Small-ticket commercial real estate	442	548	692		(19)		(21)
Total commercial banking	$67,418	$65,221	$52,769		3		24
Average yield on loans held for investment(1)(4)	3.87%	3.47%	3.21%		40	bps	26	bps
Average deposits	$33,947	$33,841	$33,058		—		2%
Average deposits interest rate	0.39%	0.28%	0.25%		11	bps	3	bps
Net charge-offs	$465	$292	$47		59%		**
Net charge-off rate	0.69%	0.45%	0.09%		24	bps	36	bps

(Dollars in millions, except as noted)	December 31, 2017	December 31, 2016	Change
Selected period-end data:
Loans held for investment:(3)
Commercial and multifamily real estate	$26,150	$26,609	(2)%
Commercial and industrial	38,025	39,824	(5)
Total commercial lending	64,175	66,433	(3)
Small-ticket commercial real estate	400	483	(17)
Total commercial banking	$64,575	$66,916	(3)
Nonperforming loan rate	0.44%	1.53%	(109	)bps
Nonperforming asset rate(5)	0.52	1.54	(102)
Allowance for loan and lease losses(2)	$611	$793	(23)%
Allowance coverage ratio	0.95%	1.19%	(24	)bps
Deposits	$33,938	$33,866	—
Loans serviced for others	27,764	22,321	24%
__________

(1)
Some of our commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate (35% for all periods presented), with offsetting reductions to the Other category.

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $117 million, $129 million and $161 million as of December 31, 2017, 2016 and 2015, respectively.

(3)
Average commercial banking loans held for investment includes PCI loans of $540 million, $770 million and $215 million in 2017, 2016 and 2015, respectively. Period-end commercial banking loans held for investment includes PCI loans of $480 million and $613 million as of December 31, 2017 and 2016, respectively.

62	Capital One Financial Corporation (COF)

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
Key factors affecting the results of our Commercial Banking business for 2017 compared to 2016, and changes in financial condition and credit performance between December 31, 2017 and December 31, 2016 include the following:

•	Net Interest Income: Net interest income was substantially flat at $2.3 billion in 2017.

•	Non-Interest Income: Non-interest income increased by $130 million to $708 million in 2017 primarily driven by:

◦	higher revenue from our commercial investments that generate tax credits; and

◦	higher service charges and other customer-related fees as a result of increased activity across a broad range of products and services provided to our commercial customers.

•
Provision for Credit Losses: The provision for credit losses decreased by $182 million to $301 million in 2017 primarily driven by stabilizing industry conditions impacting our oil and gas lending portfolio compared to adverse industry conditions in the prior year.

•
Non-Interest Expense: Non-interest expense increased by $196 million to $1.6 billion in 2017 primarily driven by higher operating expenses associated with growth and continued investments in technology and other business initiatives.

•	Loans Held for Investment: Period-end loans held for investment decreased by $2.3 billion to $64.6 billion as of December 31, 2017 from December 31, 2016 primarily due to:
◦paydowns in our commercial and industrial loan portfolios;
◦charge-offs in our taxi medallion lending portfolio; and

◦	the transfer of the substantial majority of our remaining taxi medallion lending portfolio from loans held for investment to loans held for sale.
Average loans held for investment increased by $2.2 billion to $67.4 billion in 2017 compared to 2016 primarily driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits were substantially flat at $33.9 billion as of December 31, 2017.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 24 basis points to 0.69% in 2017 compared to 2016 primarily driven by higher charge-offs in our taxi medallion lending portfolio resulting from declines in taxi medallion values.

The nonperforming loan rate decreased by 109 basis points to 0.44% as of December 31, 2017 from December 31, 2016 primarily due to:

◦	a combination of improved credit risk ratings, charge-offs and paydowns in our oil and gas portfolio; and

◦
charge-offs in our taxi medallion lending portfolio resulting from declines in taxi medallion values and the impact of transferring the substantial majority of our remaining taxi medallion lending portfolio, which was downgraded to nonperforming classification in the third quarter of 2017, from loans held for investment to loans held for sale.

Key factors affecting the results of our Commercial Banking business for 2016 compared to 2015, and changes in financial condition and credit performance between December 31, 2016 and December 31, 2015 include the following:

•	Net Interest Income: Net interest income increased by $351 million to $2.2 billion in 2016 primarily driven by loan growth, including loans obtained in the HFS acquisition.

63	Capital One Financial Corporation (COF)

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

•
unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges;

•	offsets related to certain line-item reclassifications; and

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Selected income statement data:
Net interest income	$171	$193	$53	(11)%	**
Non-interest income	(5)	(63)	(39)	(92)	62%
Total net revenue(1)	166	130	14	28	**
Provision (benefit) for credit losses	4	(5)	(2)	**	150
Non-interest expense	442	309	312	43	(1)
Income (loss) from continuing operations before income taxes	(280)	(174)	(296)	61	(41)
Income tax provision (benefit)	1,289	(339)	(350)	**	(3)
Income (loss) from continuing operations, net of tax	$(1,569)	$165	$54	**	**
__________

(1)
Some of our commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate (35% for all periods presented), with offsetting reductions to the Other category.

**	Change is not meaningful.

64	Capital One Financial Corporation (COF)

Net loss from continuing operations recorded in the Other category was $1.6 billion in 2017 compared to net income of $165 million in 2016. The loss in 2017 was primarily driven by:

•	charges associated with the estimated impacts of the Tax Act; and

•
higher operating expenses associated with restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations, as well as the realignment of resources supporting our businesses.

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
Loan Loss Reserves
We maintain an allowance for loan and lease losses that represents management’s estimate of incurred loan and lease losses inherent in our credit card, consumer banking and commercial banking loans held for investment portfolios as of each balance sheet date. We also separately reserve for binding unfunded lending commitments, letters of credit and financial guarantees.

65	Capital One Financial Corporation (COF)

We build our allowance for loan and lease losses and reserve for unfunded lending commitments through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs, changes to allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $7.6 billion, $6.5 billion and $4.5 billion in 2017, 2016 and 2015, respectively.
We have an established process, using analytical tools and management judgment, to determine our allowance for loan and lease losses. Losses are inherent in our loan portfolios and we calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolios with similar risk characteristics and record a provision for credit losses. The allowance totaled $7.5 billion as of December 31, 2017, compared to $6.5 billion as of December 31, 2016.
We review and assess our allowance methodologies and adequacy of the allowance for loan and lease losses on a quarterly basis. Our assessment involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices and the valuation of commercial properties and other collateral, consumer real estate and automobiles.
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
Finance Charge and Fee Reserves
Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the finance charges and fees are earned. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue. Total net revenue was reduced by $1.4 billion, $1.1 billion and $732 million in 2017, 2016 and 2015, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $491 million as of December 31, 2017, compared to $402 million as of December 31, 2016.
We review and assess the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred losses on the principal portion of our credit card loan receivables.
Asset Impairment
In addition to our loan portfolio, we review other assets for impairment on a regular basis in accordance with applicable impairment accounting guidance. This process requires significant management judgment and involves various estimates and assumptions. Below we describe our process for assessing impairment of goodwill and intangible assets and the key estimates and assumptions involved in this process.

66	Capital One Financial Corporation (COF)

Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $14.5 billion as of both December 31, 2017 and 2016. Intangible assets, which we report on our consolidated balance sheets as a component of other assets, consist primarily of purchased credit card relationships (“PCCR”), core deposit and other intangibles. The net carrying amount of intangible assets decreased to $421 million as of December 31, 2017, from $665 million as of December 31, 2016 primarily due to amortization. Goodwill and intangible assets together represented 4% of our total assets as of both December 31, 2017 and 2016. We did not recognize any goodwill impairment in 2017, 2016 or 2015. See “Note 7—Goodwill and Intangible Assets” for additional information.
Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. We are also required to test goodwill for impairment whenever events or circumstances make it more-likely-than-not that impairment may have occurred. In 2017, we had four reporting units: Credit Card, Auto, Other Consumer Banking and Commercial Banking.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital, economic capital requirements, and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and intangibles balances. We then compare the carrying amount to our total consolidated stockholders’ equity to assess the reasonableness of our methodology. The total carrying amount of our four reporting units was $43.6 billion, as compared to consolidated stockholder’s equity of $50.2 billion as of October 1, 2017. The $6.6 billion excess in consolidated stockholder’s equity was primarily attributable to capital allocated to our Other category and other future capital needs such as dividends.
Determining the fair value of a reporting unit and the associated assets, liabilities and intangible assets, is a subjective process that requires the use of estimates and the exercise of significant judgment. The fair value of the reporting units was calculated using a discounted cash flow (“DCF”) calculation, a form of the income approach. This income approach calculation used projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF analysis requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values were then discounted using discount rates based on our external cost of equity with adjustments for the risk inherent in each reporting unit. The reasonableness of the DCF approach was assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The results of the 2017 annual impairment test for the Credit Card, Auto, Other Consumer Banking and Commercial Banking reporting units indicated that the estimated fair values of these four reporting units substantially exceeded their carrying amounts.
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

67	Capital One Financial Corporation (COF)

Intangible Assets
Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying amount may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying amount of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying amount. There was no meaningful impairment of intangible assets in 2017 or 2015. We recorded an impairment charge of $17 million in 2016 related primarily to our brokerage relationship intangibles.
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
Groups independent of our trading and investing functions participate in the review and validation process. Tasks performed by these groups include periodic verification of fair value measurements to determine if assigned fair values are reasonable, including comparing prices from vendor pricing services to other available market information.

68	Capital One Financial Corporation (COF)

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
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC is only required to convene to review escalated valuation disputes.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards, that can be redeemed for cash (primarily in the form of statement credits), gift cards, airline tickets or merchandise, based on account activity. The amount of rewards that a customer earns varies based on the terms and conditions of the rewards program and product. The majority of our rewards do not expire and there is no limit on the amount of rewards an eligible card member can earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors, such as card member purchase volume, the terms and conditions of the rewards program and rewards redemption cost. We establish a customer rewards reserve that reflects management’s judgment regarding rewards earned that are expected to be redeemed and the estimated redemption cost.
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use a weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. Changes in the ultimate redemption rate and weighted-average redemption cost have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all rewards earned but not yet redeemed by card members as of the end of the reporting period. We recognized customer rewards expense of $3.7 billion, $3.2 billion and $2.7 billion in 2017, 2016 and 2015, respectively. Our customer rewards liability, which is included in other liabilities on our consolidated balance sheets, totaled $3.9 billion and $3.6 billion as of December 31, 2017 and 2016, respectively.

ACCOUNTING CHANGES AND DEVELOPMENTS
In connection with the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act to express the views of the Staff of the SEC’s Division of Corporation Finance regarding application of Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) in the reporting period that includes the date the Tax Act was signed into law. This bulletin states that the financial statements which include the reporting period in which the Tax Act was signed into law, should reflect the income tax impacts of the Tax Act for which the accounting under Topic 740 is complete. To the extent the accounting under Topic 740 is not complete, but a reasonable estimate of the impacts can be determined, such an estimate should be included in the financial statements as a provisional amount. For any specific tax impacts for which a reasonable estimate cannot be determined, a provisional amount should not be reported and Topic 740 should be applied using the provisions of the tax laws that were in effect immediately before the Tax Act.
The bulletin sets forth a measurement period which begins in the reporting period that includes the date the Tax Act was signed into law and ends when the accounting under Topic 740 is complete, subject to a maximum length of one year. During this measurement period, adjustments to provisional amounts may need to be reflected based on facts and circumstances that existed as of the date the Tax Act was signed into law that, if known, would have affected the income tax impacts initially reported as provisional. Finally, the bulletin requires disclosures for any income tax impacts of the Tax Act that are accounted for under a measurement period approach.

69	Capital One Financial Corporation (COF)

Under this bulletin, we have determined that we are able to make reasonable estimates for certain effects of the Tax Act for the year ended December 31, 2017. Accordingly, we have recognized provisional amounts for the impacts of the Tax Act based on these reasonable estimates. However, as of the date of this Form 10-K, we are continuing to evaluate the accounting impacts of the Tax Act as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, Internal Revenue Service, or other standard-setting bodies. We continue to assess information relating to these amounts, and with respect to the repatriation tax, we continue to assess its application in other jurisdictions. Additionally, we continue to analyze other information and regulatory guidance, and accordingly, we may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018.
We provide the additional disclosures required by this bulletin in “Note 16—Income Taxes.”
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
The Basel III Capital Rule also introduced the supplementary leverage ratio for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. The supplementary leverage ratio compares Tier 1 capital to total leverage exposure, which includes all on-balance sheet assets and certain off-balance sheet exposures, including derivatives and unused commitments. Given that we are in our Basel III Advanced Approaches parallel run, we calculate the ratio based on Tier 1 capital under the Standardized Approach. The minimum requirement for the supplementary leverage ratio became effective as of January 1, 2018. As an Advanced Approaches banking organization, however, we were required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015.
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

70	Capital One Financial Corporation (COF)

or more of total assets or (ii) $1 billion or more. As of December 31, 2017, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
In October 2017, the Federal Banking Agencies proposed certain limited changes to the Basel III Capital Rule. There is uncertainty regarding how any of the proposed changes may impact the Basel III Standardized Approach and the Basel III Advanced Approaches. Additionally, in December 2017, the Basel Committee finalized certain modifications to the international Basel III capital standards, which would require rulemaking in the United States prior to becoming effective for United States banking organizations. There is uncertainty around which of those changes may be adopted in the United States and how those changes may impact the U.S. capital framework.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of December 31, 2017 and 2016.
Table 13: Capital Ratios under Basel III(1)

	December 31, 2017			December 31, 2016
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	10.3%	4.5%	N/A	10.1%	4.5%	N/A
Tier 1 capital(3)	11.8	6.0	6.0%	11.6	6.0	6.0%
Total capital(4)	14.4	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(5)	9.9	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(6)	8.4	N/A	N/A	8.6	N/A	N/A
COBNA:
Common equity Tier 1 capital(2)	14.3	4.5	6.5	12.0	4.5	6.5
Tier 1 capital(3)	14.3	6.0	8.0	12.0	6.0	8.0
Total capital(4)	16.9	8.0	10.0	14.8	8.0	10.0
Tier 1 leverage(5)	12.7	4.0	5.0	10.8	4.0	5.0
Supplementary leverage(6)	10.4	N/A	N/A	8.9	N/A	N/A
CONA:
Common equity Tier 1 capital(2)	12.2	4.5	6.5	10.6	4.5	6.5
Tier 1 capital(3)	12.2	6.0	8.0	10.6	6.0	8.0
Total capital(4)	13.4	8.0	10.0	11.8	8.0	10.0
Tier 1 leverage(5)	8.6	4.0	5.0	7.7	4.0	5.0
Supplementary leverage(6)	7.7	N/A	N/A	6.9	N/A	N/A
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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both December 31, 2017 and 2016.

71	Capital One Financial Corporation (COF)

The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. The capital conservation buffer is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased in on January 1, 2019. The capital conservation buffer was 1.25% in 2017.
For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of December 31, 2017, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2017, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios were 5.75%, 7.25% and 9.25%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of December 31, 2017, the Company and each of the Banks were all above the applicable combined thresholds.
Additionally, banks designated as global systemically important banks (“G-SIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Basel III Capital Rule. We are currently not designated as a G-SIB and therefore not subject to this surcharge.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of December 31, 2017, subject to applicable transition provisions, to our estimated fully phased-in common equity Tier 1 capital and risk-weighted assets, as it applies for Advanced Approaches banks such as ourselves that have not yet exited parallel run. Our estimated common equity Tier 1 capital, risk-weighted assets and common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach are non-GAAP financial measures that we believe provide useful information in evaluating compliance with regulatory capital requirements that are not effective yet. They are calculated based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators, there could be further changes to the calculation.
Table 14: Regulatory Capital Reconciliations between Basel III Transition to Fully Phased-in

(Dollars in millions)	December 31, 2017
Common equity Tier 1 capital under Basel III Standardized Approach	$30,036
Adjustments related to AOCI	(118)
Adjustments related to intangibles	(83)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized Approach	$29,835
Risk-weighted assets under Basel III Standardized Approach(1)	$292,225
Adjustments for fully phased-in Basel III Standardized Approach(2)	445
Estimated risk-weighted assets under fully phased-in Basel III Standardized Approach	$292,670
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach(3)	10.2%
__________

(1)	Includes credit and market risk-weighted assets.

(2)
Adjustments include higher risk weights for items that are included in capital based on the threshold deduction approach, such as mortgage servicing assets and deferred tax assets. The adjustments also include removal of risk weights for items that are deducted from common equity Tier 1 capital.

(3)
Estimated common equity Tier 1 capital ratio is calculated by dividing estimated common equity Tier 1 capital by estimated risk-weighted assets, which are both calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks that have not yet exited parallel run.

72	Capital One Financial Corporation (COF)

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
Capital Planning and Regulatory Stress Testing
On June 28, 2017, the Federal Reserve completed its 2017 CCAR and did not object to our proposed capital plan. As a result, in June 2017, the Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018 and the quarterly dividend on our common stock of $0.40 per share. As a condition to not objecting to the capital plan, the Federal Reserve required us to submit a revised capital plan by December 28, 2017 to address certain weaknesses it identified in our capital planning process. On December 24, 2017, using data as of June 30, 2017, we resubmitted our capital plan for the 2017 CCAR process. In connection with the resubmission, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018. If the Federal Reserve objects to the resubmitted capital plan, it may restrict subsequent capital distributions.
Dividend Policy and Stock Purchases
On February 1, 2018, our Board of Directors declared a quarterly common stock dividend of $0.40 per share, payable on February 23, 2018 to stockholders of record at the close of the business on February 12, 2018. Our Board of Directors also approved quarterly dividends on our 6.00% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), our 6.25% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), our 6.70% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), our 6.20% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”), our 5.20% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G (“Series G Preferred Stock”) and our 6.00% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H (“Series H Preferred Stock”), payable on March 1, 2018 to stockholders of record at the close of business on February 14, 2018. Based on those declarations, we will pay approximately $196 million in common equity dividends and approximately $52 million in total preferred dividends in the first quarter of 2018. Under the terms of our outstanding preferred stock, our ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.40 per share in each quarter of 2017. The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2017.

73	Capital One Financial Corporation (COF)

Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2017
					Q4	Q3	Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	27.75	—	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00	15.00	15.33
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2017, funds available for dividend payments from COBNA and CONA were $4.0 billion and $1.6 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
On June 29, 2016, the Board of Directors authorized the repurchase of up to $2.5 billion of shares of our common stock (“2016 Stock Repurchase Program”) from the third quarter of 2016 through the end of the second quarter of 2017. Through the end of the second quarter of 2017, we repurchased approximately $2.2 billion of shares of common stock as part of the 2016 Stock Repurchase Program. We repurchased an immaterial amount of our common stock through the end of 2017 as part of the 2017 Stock Repurchase Program.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds.”

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

74	Capital One Financial Corporation (COF)

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

75	Capital One Financial Corporation (COF)

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

Below we provide an overview of how we manage our eight primary risk categories.

76	Capital One Financial Corporation (COF)

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
Liquidity Risk Management
The Chief Financial Officer and the Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, are responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation through idiosyncratic, systematic, and combined liquidity stress scenarios. We continuously monitor market and economic conditions to evaluate emerging stress conditions and appropriate

77	Capital One Financial Corporation (COF)

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
Market Risk Management
The Chief Financial Officer and the Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, are responsible for the establishment of market risk management policies and standards for the governance and monitoring of market risk at a corporate level. Market risk is inherent from the financial instruments associated with our business operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. We manage market risk exposure, which is principally driven by balance sheet interest rate risk, centrally and establish quantitative risk limits to monitor and control our exposure.
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
Reputation Risk Management
We recognize that reputation risk is of particular concern for financial institutions and, increasingly, technology companies, in the current environment. Areas of concern have expanded to include company policies, practices and values and, with the growing use of social and digital platforms, public corporations face a new level of scrutiny and channels for activism and advocacy. The heightened expectations of internal and external stakeholders have made corporate culture, values and conduct pressure points for individuals and advocates voicing concerns or seeking change. We manage both strategic and tactical reputation issues and build our relationships with government officials, media, community and consumer advocates, customers, and other constituencies to help strengthen the reputations of both our company and industry. Our actions include implementing pro-customer practices in our business and serving low to moderate income communities in our market area consistent with a quality bank. The Executive Vice President of External Affairs is responsible for managing our overall reputation risk program. Day-to-day activities are controlled by the frameworks set forth in our Reputation Risk Management Policy and other risk management policies.

78	Capital One Financial Corporation (COF)

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

•
Auto: We originate both prime and subprime auto loans. Customers are acquired through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 75 months or less, but can go up to 84 months. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated debt-to-income ratio, and credit bureau information, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We generally retain all of our auto loans, though we have securitized and sold auto loans in the past and may do so in the future.

•
Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. We previously originated residential mortgage and home equity loans through our branches, direct marketing and dedicated home loan officers. On November 7, 2017, we announced our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business. We continue to service our existing home loan portfolio. Our primary home loan products included conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. In general, our underwriting policy limits for such loans were:

◦	a maximum LTV ratio of 90% for loans without mortgage insurance;

◦	a maximum LTV ratio of 97% for loans with mortgage insurance or for home equity products;

◦	a maximum debt-to-income ratio of 50%; and

◦	a maximum loan amount of $3 million.

79	Capital One Financial Corporation (COF)

Our underwriting procedures were intended to verify the income of applicants and obtain appraisals to determine home values. We might, in limited instances, have used automated valuation models to determine home values. Our underwriting standards for conforming loans were designed to meet the underwriting standards required by the government-sponsored enterprises at a minimum, and we sold most of our conforming loans to these enterprises. We generally retained non-conforming mortgages, home equity loans and lines of credit.

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

Loans Held for Investment Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 16 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of December 31, 2017 and 2016. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $971 million and $1.0 billion as of December 31, 2017 and 2016, respectively.
Table 16: Loans Held for Investment Portfolio Composition

	December 31, 2017		December 31, 2016
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$105,293	41.4%	$97,120	39.6%
International card businesses	9,469	3.7	8,432	3.4
Total credit card	114,762	45.1	105,552	43.0
Consumer Banking:
Auto	53,991	21.2	47,916	19.5
Home loan	17,633	6.9	21,584	8.8
Retail banking	3,454	1.4	3,554	1.4
Total consumer banking	75,078	29.5	73,054	29.7
Commercial Banking:
Commercial and multifamily real estate	26,150	10.3	26,609	10.9
Commercial and industrial	38,025	14.9	39,824	16.2
Total commercial lending	64,175	25.2	66,433	27.1
Small-ticket commercial real estate	400	0.2	483	0.2
Total commercial banking	64,575	25.4	66,916	27.3
Other loans	58	—	64	—
Total loans held for investment	$254,473	100.0%	$245,586	100.0%
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach, with higher concentrations in California, Texas, New York, Florida, Illinois, Pennsylvania and Ohio.

80	Capital One Financial Corporation (COF)

Our auto loan portfolio is originated in most regions of the United States with a concentration in Texas, California, Florida, Georgia, Ohio, Louisiana and Illinois. Our home loan portfolio is concentrated in California, New York, Maryland, Virginia, Illinois, New Jersey and Texas. Retail banking includes small business loans and other consumer lending products originated through our branch network with a concentration in New York, Louisiana, Texas, New Jersey, Maryland and Virginia.
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
Commercial Loans
Table 17 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2017 and 2016. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 17: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2017	December 31, 2016
Real estate	41%	40%
Healthcare	14	14
Finance and insurance	13	13
Business services	5	5
Educational services	4	4
Public administration	4	4
Oil and gas	4	4
Retail trade	3	4
Construction and land	3	3
Other	9	9
Total	100%	100%
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans obtained in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $10.8 billion as of December 31, 2017 compared to $15.1 billion as of December 31, 2016.
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

81	Capital One Financial Corporation (COF)

Home Loans
The majority of our home loan portfolio are PCI loans from previous acquisitions, representing 58% and 67% of our total home loan portfolio as of December 31, 2017 and 2016, respectively. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming, as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 18 presents the break out of our total home loan portfolio by lien priority for PCI loans and remaining loans.
Table 18: Home Loans—Risk Profile by Lien Priority

	December 31, 2017
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,364	36.1%	$10,054	57.0%	$16,418	93.1%
2nd lien	994	5.6	221	1.3	1,215	6.9
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%

	December 31, 2016
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

82	Capital One Financial Corporation (COF)

Loan Maturity Profile
Table 19 presents the maturities of our loans held for investment portfolio as of December 31, 2017.
Table 19: Loan Maturity Schedule

	December 31, 2017
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)	$987	$15,593	—	$16,580
Consumer banking	683	34,554	$26,129	61,366
Commercial banking	1,173	5,804	7,702	14,679
Other	—	1	12	13
Total fixed-rate loans	2,843	55,952	33,843	92,638
Variable rate:
Credit card(1)	98,181	1	—	98,182
Consumer banking(2)	9,193	3,755	764	13,712
Commercial banking	49,430	414	52	49,896
Other	37	—	8	45
Total variable-rate loans	156,841	4,170	824	161,835
Total loans	$159,684	$60,122	$34,667	$254,473
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

(2)	We report the maturity period for the home loan portfolio included in the Consumer Banking business based on the earlier of the next re-pricing or contractual maturity date of the loan.
Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as net charge-off rates and our internal risk ratings of larger-balance commercial loans. Trends in delinquency rates are one of the primary indicators of credit risk within our consumer loan portfolios, particularly in our credit card loan portfolios, as changes in delinquency rates can provide an early warning of changes in credit losses. The primary indicator of credit risk in our commercial loan portfolios is our internal risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the exposure of the portfolio to regional economic conditions.
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

83	Capital One Financial Corporation (COF)

The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of December 31, 2017 and 2016.
Table 20: Credit Score Distribution

(Percentage of portfolio)	December 31, 2017	December 31, 2016
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	66%	64%
660 or below	34	36
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	52%
621 - 660	18	17
620 or below	31	31
Total	100%	100%
__________

(1)
Percentages represent period-end loans held for investment in each credit score category. Domestic card credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

(2)
Percentages represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio.
See “Note 4—Loans” in this Report for additional credit quality information, and see “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

84	Capital One Financial Corporation (COF)

Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of December 31, 2017 and 2016.
Table 21: 30+ Day Delinquencies

	December 31, 2017				December 31, 2016
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$4,219	4.01%	$4,219	4.01%	$3,839	3.95%	$3,839	3.95%
International card businesses	344	3.64	359	3.80	283	3.36	317	3.76
Total credit card(2)	4,563	3.98	4,578	3.99	4,122	3.91	4,156	3.94
Consumer Banking:
Auto	3,513	6.51	3,840	7.11	2,931	6.12	3,154	6.58
Home loan(3)	35	0.20	123	0.70	43	0.20	205	0.95
Retail banking	26	0.76	47	1.35	25	0.70	49	1.39
Total consumer banking(3)	3,574	4.76	4,010	5.34	2,999	4.10	3,408	4.67
Commercial Banking:
Commercial and multifamily real estate	69	0.26	107	0.41	20	0.07	45	0.17
Commercial and industrial	18	0.05	158	0.42	36	0.09	408	1.02
Total commercial lending	87	0.14	265	0.41	56	0.08	453	0.68
Small-ticket commercial real estate	1	0.21	7	1.55	6	1.31	10	2.14
Total commercial banking	88	0.14	272	0.42	62	0.09	463	0.69
Other loans	2	3.28	4	6.29	2	3.66	8	12.90
Total(2)	$8,227	3.23	$8,864	3.48	$7,185	2.93	$8,035	3.27
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of the Cabela’s acquisition, the domestic credit card and total credit card 30+ day performing delinquency rates as of December 31, 2017 would have been 4.18% and 4.14%, respectively, and the total 30+ day performing delinquency rate would have been 3.28%.

(3)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.48% and 5.52%, respectively, as of December 31, 2017, and 0.59% and 5.12%, respectively, as of December 31, 2016. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 1.67% and 6.19%, respectively, as of December 31, 2017, and 2.86% and 5.82%, respectively, as of December 31, 2016.

85	Capital One Financial Corporation (COF)

Table 22 presents an aging and geography of 30+ day delinquent loans as of December 31, 2017 and 2016.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,945	1.55%	$3,466	1.41%
60 – 89 days	2,166	0.85	1,920	0.78
> 90 days	2,753	1.08	2,649	1.08
Total	$8,864	3.48%	$8,035	3.27%
Geographic region:
Domestic	$8,505	3.34%	$7,718	3.14%
International	359	0.14	317	0.13
Total	$8,864	3.48%	$8,035	3.27%
Total loans held for investment	$254,473		$245,586
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.
Table 23 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of December 31, 2017 and 2016. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,221	1.94%	$1,936	1.83%
Commercial banking	12	0.02	—	—
Total	$2,233	0.88	$1,936	0.79
Geographic region:
Domestic	$2,105	0.86	$1,840	0.78
International	128	1.35	96	1.14
Total	$2,233	0.88	$1,936	0.79
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
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

86	Capital One Financial Corporation (COF)

Table 24 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2017 and 2016. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$24	0.25%	$42	0.50%
Total credit card	24	0.02	42	0.04
Consumer Banking:
Auto(3)	376	0.70	223	0.47
Home loan(4)	176	1.00	273	1.26
Retail banking	35	1.00	31	0.86
Total consumer banking(4)	587	0.78	527	0.72
Commercial Banking:
Commercial and multifamily real estate	38	0.15	30	0.11
Commercial and industrial	239	0.63	988	2.48
Total commercial lending	277	0.43	1,018	1.53
Small-ticket commercial real estate	7	1.65	4	0.85
Total commercial banking	284	0.44	1,022	1.53
Other loans	4	7.71	8	13.10
Total nonperforming loans held for investment(5)	$899	0.35	$1,599	0.65
Other nonperforming assets:(6)
Foreclosed property	$88	0.03	$75	0.03
Other assets(3)	65	0.03	205	0.08
Total other nonperforming assets	153	0.06	280	0.11
Total nonperforming assets	$1,052	0.41	$1,879	0.76
__________

(1)
We recognized interest income for loans classified as nonperforming of $52 million and $45 million in 2017 and 2016, respectively. Interest income foregone related to nonperforming loans was $44 million and $59 million in 2017 and 2016, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)
Beginning in the first quarter of 2017, partially charged-off auto loans previously presented within other assets were prospectively included within loans held for investment. Other assets includes repossessed assets obtained in satisfaction of auto loans and the net realizable value of certain partially charged-off auto loans, which will continue to decline over time.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 2.39% and 0.91%, respectively, as of December 31, 2017, compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

(5)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.60% and 1.08% as of December 31, 2017 and 2016, respectively.

(6)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and total other nonperforming assets.

87	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged-off amounts as increases to the allowance for loan and lease losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in 2017, 2016 and 2015.
Table 25: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$4,739	4.99%	$3,681	4.16%	$2,718	3.45%
International card businesses	315	3.69	272	3.33	200	2.50
Total credit card(2)	5,054	4.88	3,953	4.09	2,918	3.36
Consumer Banking:
Auto	957	1.86	752	1.69	674	1.69
Home loan(3)	15	0.08	14	0.06	9	0.03
Retail banking	66	1.92	54	1.53	48	1.33
Total consumer banking(3)	1,038	1.39	820	1.15	731	1.03
Commercial Banking:
Commercial and multifamily real estate	1	—	(3)	(0.01)	(15)	(0.06)
Commercial and industrial	463	1.17	293	0.75	60	0.21
Total commercial lending	464	0.69	290	0.45	45	0.09
Small-ticket commercial real estate	1	0.24	2	0.30	2	0.36
Total commercial banking	465	0.69	292	0.45	47	0.09
Other loans	5	9.70	(3)	(3.89)	(1)	(1.66)
Total net charge-offs	$6,562	2.67	$5,062	2.17	$3,695	1.75
Average loans held for investment	$245,565		$233,272		$210,745
__________

(1)	Net charge-off (recovery) rate is calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.

(2)
Excluding the impact of the Cabela’s acquisition, the domestic credit card and total credit card net charge-off rates for the year ended December 31, 2017 would have been 5.07% and 4.95%, respectively.

(3)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.07% and 1.65%, respectively, for the year ended December 31, 2017 compared to 0.20% and 1.49%, respectively, for the year ended December 31, 2016, and 0.13% and 1.45%, respectively, for the year ended December 31, 2015.

88	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 26 presents our recorded investment of loans modified in TDRs as of December 31, 2017 and 2016, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 26: Troubled Debt Restructurings

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$812	36.9%	$715	29.0%
Consumer banking:
Auto	481	21.9	523	21.2
Home loan	192	8.7	241	9.8
Retail banking	37	1.7	43	1.7
Total consumer banking	710	32.3	807	32.7
Commercial banking	679	30.8	944	38.3
Total	$2,201	100.0%	$2,466	100.0%
Status of TDRs:
Performing	$1,850	84.1%	$1,631	66.1%
Nonperforming	351	15.9	835	33.9
Total	$2,201	100.0%	$2,466	100.0%
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
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired include larger-balance commercial nonperforming loans and TDRs. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude PCI loans, which are accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred.

89	Capital One Financial Corporation (COF)

Impaired loans totaled $2.4 billion and $3.2 billion as of December 31, 2017 and 2016, respectively. These amounts include TDRs of $2.2 billion and $2.5 billion as of December 31, 2017 and 2016, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
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
Table 27 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for 2017 and 2016, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

90	Capital One Financial Corporation (COF)

Table 27: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,355	$299	$3,654	$726	$70	$72	$868	$604	$4	$5,130
Charge-offs	(4,586)	(433)	(5,019)	(1,135)	(22)	(69)	(1,226)	(307)	(3)	(6,555)
Recoveries	905	161	1,066	383	8	15	406	15	6	1,493
Net charge-offs	(3,681)	(272)	(3,953)	(752)	(14)	(54)	(820)	(292)	3	(5,062)
Provision for loan and lease losses	4,555	371	4,926	983	9	63	1,055	515	(5)	6,491
Allowance build (release) for loan and lease losses	874	99	973	231	(5)	9	235	223	(2)	1,429
Other changes(2)	—	(21)	(21)	—	—	(1)	(1)	(34)	—	(56)
Balance as of December 31, 2016	4,229	377	4,606	957	65	80	1,102	793	2	6,503
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	—	—	—	—	—	7	7	161	—	168
Benefit for losses on unfunded lending commitments	—	—	—	—	—	—	—	(32)	—	(32)
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Combined allowance and reserve as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$87	$1,109	$922	$2	$6,639
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(5,844)	(477)	(6,321)	(1,573)	(22)	(82)	(1,677)	(481)	(34)	(8,513)
Recoveries	1,105	162	1,267	616	7	16	639	16	29	1,951
Net charge-offs	(4,739)	(315)	(5,054)	(957)	(15)	(66)	(1,038)	(465)	(5)	(6,562)
Provision for loan and lease losses	5,783	283	6,066	1,119	10	51	1,180	313	4	7,563
Allowance build (release) for loan and lease losses	1,044	(32)	1,012	162	(5)	(15)	142	(152)	(1)	1,001
Other changes(2)	—	30	30	—	(2)	—	(2)	(30)	—	(2)
Balance as of December 31, 2017	5,273	375	5,648	1,119	58	65	1,242	611	1	7,502
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Benefit for losses on unfunded lending commitments	—	—	—	—	—	—	—	(12)	—	(12)
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Combined allowance and reserve as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$72	$1,249	$728	$1	$7,626
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

91	Capital One Financial Corporation (COF)

Table 28 presents the allowance coverage ratios as of December 31, 2017 and 2016.
Table 28: Allowance Coverage Ratios

	December 31, 2017	December 31, 2016
Total allowance coverage ratio	2.95%	2.65%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	123.36	110.83
Consumer banking (30+ day delinquent loans)	30.95	32.32
Commercial banking (nonperforming loans)	215.14	77.58
__________

(1)
Allowance coverage ratios by loan category are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category.

Our allowance for loan and lease losses increased by $999 million to $7.5 billion as of December 31, 2017 from December 31, 2016, and the allowance coverage ratio increased by 30 basis points to 2.95% as of December 31, 2017 from December 31, 2016. The increases were primarily driven by:

•	an allowance build in our domestic credit card loan portfolio primarily due to increasing losses from recent vintages and portfolio seasoning; and

•	an allowance build in our auto loan portfolio due to higher losses associated with growth.
These increases were partially offset by an allowance decrease in our commercial loan portfolio primarily driven by charge-offs in our taxi medallion lending portfolio, as well as reduced exposure and improved credit risk ratings in our oil and gas portfolio.

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
Table 29 below presents the composition of our liquidity reserves as of December 31, 2017 and 2016.
Table 29: Liquidity Reserves

(Dollars in millions)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$14,040	$9,976
Investment securities portfolio:
Investment securities available for sale, at fair value	37,655	40,737
Investment securities held to maturity, at fair value	29,437	26,196
Total investment securities portfolio	67,092	66,933
FHLB borrowing capacity secured by loans	20,927	24,078
Outstanding FHLB advances and letters of credit secured by loans	(9,115)	(17,646)
Investment securities encumbered for Public Funds and others	(8,619)	(9,265)
Total liquidity reserves	$84,325	$74,076
Our liquidity reserves increased by $10.2 billion to $84.3 billion as of December 31, 2017 from December 31, 2016 primarily due to the decrease in our FHLB advances outstanding and an increase in our cash and cash equivalents. See “MD&A—Risk Management” for additional information on our management of liquidity risk.

92	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Final Liquidity Coverage Ratio Rule (“Final LCR Rule”) issued by the Federal Banking Agencies. The Final LCR Rule came into effect in January 2015 and required us to calculate the LCR daily starting July 1, 2016. The minimum LCR standard was phased-in beginning January 1, 2015 and is at 100% as of January 1, 2017. At December 31, 2017, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Borrowing Capacity
We filed a shelf registration statement with the SEC on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We expect to file a new shelf registration statement prior to the expiration of our existing shelf registration statement. We also filed a shelf registration statement with the SEC on January 12, 2016, which expires in January 2019 and allows us to periodically offer and sell up to $23 billion of securitized debt obligations from our credit card loan securitization trust.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances with a maximum borrowing capacity of $21.0 billion, of which $11.9 billion was still available to us to borrow as of December 31, 2017. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $360 million and $760 million as of December 31, 2017 and 2016, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $7.4 billion as of December 31, 2017. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.2 billion as of both December 31, 2017 and 2016.
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
Deposits
Table 30 provides the composition of deposits as of December 31, 2017, 2016 and 2015, as well as a comparison of average balances, interest expense and average deposit interest rates for the years ended December 31, 2017, 2016 and 2015.
Table 30: Deposits Composition and Average Deposits Interest Rates

	December 31,
(Dollars in millions)	2017	2016	2015
Non-interest-bearing deposits	$26,404	$25,502	$25,847
Interest-bearing checking accounts(1)	42,938	45,820	44,720
Saving deposits(2)	144,309	145,142	134,075
Time deposits less than $100,000	25,350	16,949	10,347
Total core deposits	239,001	233,413	214,989
Time deposits of $100,000 or more	4,330	2,875	1,889
Foreign deposits	371	480	843
Total deposits	$243,702	$236,768	$217,721

93	Capital One Financial Corporation (COF)

	Year Ended December 31,
	2017			2016			2015
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$44,537	$227	0.51%	$45,339	$218	0.48%	$42,785	$208	0.49%
Saving deposits(2)	144,273	982	0.68	137,753	814	0.59	132,658	769	0.58
Time deposits less than $100,000	21,030	337	1.60	12,062	144	1.19	7,213	74	1.03
Total interest-bearing core deposits	209,840	1,546	0.74	195,154	1,176	0.60	182,656	1,051	0.58
Time deposits of $100,000 or more	3,661	54	1.50	2,511	35	1.39	2,043	36	1.76
Foreign deposits	448	2	0.38	639	2	0.35	978	4	0.34
Total interest-bearing deposits	$213,949	$1,602	0.75	$198,304	$1,213	0.61	$185,677	$1,091	0.59
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).
Our deposits include brokered deposits, which we obtained through third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $25.1 billion and $22.5 billion as of December 31, 2017 and 2016, respectively.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of December 31, 2017 and 2016, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Table 31 presents the contractual maturities of large-denomination domestic time deposits of $100,000 or more as of December 31, 2017 and 2016. Our funding and liquidity management activities factor into the expected maturities of these deposits.
Table 31: Maturities of Large-Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2017		2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$577	13.3%	$656	22.8%
> 3 months to 6 months	469	10.8	282	9.8
> 6 months to 12 months	1,030	23.8	559	19.5
> 12 months	2,254	52.1	1,378	47.9
Total	$4,330	100.0%	$2,875	100.0%
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, decreased by $416 million to $576 million as of December 31, 2017 from December 31, 2016.

94	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $237 million to $59.7 billion as of December 31, 2017 from December 31, 2016, primarily attributable to net issuances of senior and subordinated notes and securitized debt obligations, partially offset by a decrease in our FHLB advances outstanding.
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the years ended December 31, 2017 and 2016.
Table 32: Long-Term Funding

	Issuances		Maturities/Redemptions
	Year Ended December 31,		Year Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Securitized debt obligations(1)	$8,474	$6,275	$7,233	$3,520
Senior and subordinated notes	10,300	4,405	2,804	2,650
FHLB advances	25,180	18,600	33,750	21,520
Total	$43,954	$29,280	$43,787	$27,690
__________

(1)	Includes $2.5 billion of securitized debt assumed in the Cabela’s acquisition for the year ended December 31, 2017.
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
Table 33 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2017 and 2016.
Table 33: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2017			December 31, 2016
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of February 15, 2018, S&P and Fitch Ratings (“Fitch”) have us on a stable outlook. On November 8, 2017, Moody’s affirmed our senior unsecured long-term debt credit ratings and revised our outlook from stable to negative.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 34 summarizes, by remaining contractual maturity, our significant contractual cash obligations as of December 31, 2017. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 34 excludes short-term obligations such as trade payables, representation and warranty reserves, and obligations for pension and post-retirement benefit plans, which are discussed in more detail in “Note 19—Commitments, Contingencies, Guarantees and Others” and “Note 15—Employee Benefit Plans.”

95	Capital One Financial Corporation (COF)

Table 34: Contractual Obligations

	December 31, 2017
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)(2)	$9,025	$12,542	$7,955	$158	$29,680
Securitized debt obligations(2)	2,666	12,117	4,250	977	20,010
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	—	—	—	576
Senior and subordinated notes	4,690	10,027	5,963	10,075	30,755
Other borrowings(3)	230	8,669	5	36	8,940
Total other debt(2)	5,496	18,696	5,968	10,111	40,271
Operating leases	332	616	527	1,177	2,652
Purchase obligations(4)	225	461	167	131	984
Total	$17,744	$44,432	$18,867	$12,554	$93,597
__________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

(2)
These amounts represent the carrying value of the obligations and do not include amounts related to contractual interest obligations. Total contractual interest obligations were approximately $6.8 billion as of December 31, 2017, and represent forecasted net interest payments based on interest rates as of December 31, 2017. These forecasts use the contractual maturity date of each liability and include the impact of hedge accounting where applicable.

(3)	Other borrowings primarily consists of FHLB advances.

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

96	Capital One Financial Corporation (COF)

Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations result in translation risk exposure in our AOCI and capital ratios. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency-denominated intercompany borrowings. We use foreign currency derivative contracts as net investment hedges to manage our AOCI exposure. We apply hedge accounting to both our intercompany funding hedges and our net investment hedges, with the primary net investments subject to hedging denominated in GBP.
We measure our total exposure from non-dollar-denominated intercompany borrowings to our international businesses by regularly tracking the value of the loans made to our foreign operations and the associated forward foreign currency derivative contracts we use to hedge them. We apply a 1% U.S. dollar appreciation shock against these exposures to measure the impact to our consolidated statements of income from foreign exchange transaction risk. The intercompany borrowings to our international businesses were 741 million GBP and 786 million GBP as of December 31, 2017 and 2016, respectively, and 6.4 billion CAD and 6.2 billion CAD as of December 31, 2017 and 2016, respectively.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion and 1.5 billion GBP as of December 31, 2017 and 2016, respectively, and 1.0 billion CAD and 863 million CAD as of December 31, 2017 and 2016, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Customer-Related Trading Risk
We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to customers within our Commercial Banking business and offset the majority of these exposures through derivative transactions with other counterparties. These exposures are measured and monitored on a daily basis. As a result of offsetting our customer exposures with other counterparties, we believe our net exposure to customer-related trading risk is minimal.
We employ value-at-risk (“VaR”) as the primary method to both measure and monitor the market risk in our customer-related trading activities. VaR is a statistical-based risk measure used to estimate the potential loss from adverse market movements in a normal market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. We use internal models to produce a daily VaR measure of the market risk of all customer-related trading exposures.
For further information on our customer-related trading exposures, see “Note 10—Derivative Instruments and Hedging Activities.”
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions. Derivatives are the primary tools that we use for managing interest rate and foreign exchange risk. Use of derivatives is included in our current market risk management policies. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $196.6 billion as of December 31, 2017 from $142.9 billion as of December 31, 2016 primarily driven by an increase in our hedging activities.

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
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points and -100 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, our net interest income remains mostly unchanged in the -50, +50 and +100 basis points scenarios and decreases slightly in the -100 and +200 basis points scenarios.
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
Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of December 31, 2017 and 2016. During the second quarter of 2017, we updated our projected commercial deposit attrition assumptions that resulted in longer life of these deposit balances and accounts for most of the decrease in economic value of equity sensitivity from December 31, 2016. Our net interest income sensitivity measures were largely unchanged from this assumption update.

98	Capital One Financial Corporation (COF)

Table 35: Interest Rate Sensitivity Analysis

	December 31, 2017	December 31, 2016
Estimated impact on projected baseline net interest income:
+200 basis points	(0.8)%	(0.1)%
+100 basis points	(0.3)	0.5
+50 basis points	—	0.4
–50 basis points	(0.3)	(1.0)
–100 basis points	(1.3)	N/A
Estimated impact on economic value of equity:
+200 basis points	(7.5)	(9.6)
+100 basis points	(3.1)	(3.8)
+50 basis points	(1.2)	(1.5)
–50 basis points	0.1	0.5
–100 basis points	(1.5)	N/A
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

99	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Loans Held for Investment Portfolio Composition

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Credit Card:
Domestic credit card	$105,293	$97,120	$87,939	$77,704	$73,255
International card businesses	9,469	8,432	8,186	8,172	8,050
Total credit card	114,762	105,552	96,125	85,876	81,305
Consumer Banking:
Auto	53,991	47,916	41,549	37,824	31,857
Home loan	17,633	21,584	25,227	30,035	35,282
Retail banking	3,454	3,554	3,596	3,580	3,623
Total consumer banking	75,078	73,054	70,372	71,439	70,762
Commercial Banking:
Commercial and multifamily real estate	26,150	26,609	25,518	23,137	20,750
Commercial and industrial	38,025	39,824	37,135	26,972	23,309
Total commercial lending	64,175	66,433	62,653	50,109	44,059
Small-ticket commercial real estate	400	483	613	781	952
Total commercial banking	64,575	66,916	63,266	50,890	45,011
Other loans	58	64	88	111	121
Total loans	$254,473	$245,586	$229,851	$208,316	$197,199

100	Capital One Financial Corporation (COF)

Table B—Performing Delinquencies

	December 31,
	2017		2016		2015		2014		2013
(Dollars in millions)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)
Delinquent loans:
30 – 59 days	$3,908	1.53%	$3,416	1.39%	$3,042	1.33%	$2,803	1.34%	$2,584	1.31%
60 – 89 days	2,086	0.82	1,833	0.75	1,636	0.71	1,394	0.67	1,313	0.67
90 – 119 days	862	0.34	771	0.31	603	0.26	508	0.24	512	0.26
120 – 149 days	734	0.29	628	0.26	493	0.21	409	0.20	418	0.21
150 or more days	637	0.25	537	0.22	409	0.18	346	0.17	361	0.18
Total(4)	$8,227	3.23%	$7,185	2.93%	$6,183	2.69%	$5,460	2.62%	$5,188	2.63%
By geographic area:
Domestic	$7,883	3.10%	$6,902	2.81%	$5,939	2.58%	$5,220	2.50%	$4,889	2.48%
International	344	0.13	283	0.12	244	0.11	240	0.12	299	0.15
Total(4)	$8,227	3.23%	$7,185	2.93%	$6,183	2.69%	$5,460	2.62%	$5,188	2.63%
Total loans held for investment	$254,473		$245,586		$229,851		$208,316		$197,199
__________

(1)
Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $491 million, $402 million, $262 million, $216 million and $190 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Performing loan modifications and restructuring totaled $1.9 billion, $1.6 billion, $1.4 billion, $1.2 billion and $1.3 billion as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Delinquency rates are calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

(4)	Excluding the impact of the Cabela’s acquisition, the total 30+ day performing delinquency rate would have been 3.28%.

101	Capital One Financial Corporation (COF)

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Nonperforming loans held for investment:
Credit Card:
International card businesses	$24	$42	$53	$70	$88
Total credit card	24	42	53	70	88
Consumer Banking:
Auto(1)	376	223	219	197	194
Home loan	176	273	311	330	376
Retail banking	35	31	28	22	41
Total consumer banking	587	527	558	549	611
Commercial Banking:
Commercial and multifamily real estate	38	30	7	62	52
Commercial and industrial	239	988	538	106	93
Total commercial lending	277	1,018	545	168	145
Small-ticket commercial real estate	7	4	5	7	4
Total commercial banking	284	1,022	550	175	149
Other loans	4	8	9	15	19
Total nonperforming loans held for investment	$899	$1,599	$1,170	$809	$867
Other nonperforming assets:
Foreclosed property	$88	$75	$126	$139	$113
Other assets(1)	65	205	198	183	160
Total other nonperforming assets	153	280	324	322	273
Total nonperforming assets	$1,052	$1,879	$1,494	$1,131	$1,140
Total nonperforming loans(2)	0.35%	0.65%	0.51%	0.39%	0.44%
Total nonperforming assets(3)	0.41	0.76	0.65	0.54	0.58
__________

(1)
Beginning in the first quarter of 2017, partially charged-off auto loans previously presented within other assets were prospectively included within loans held for investment. Other assets includes repossessed assets obtained in satisfaction of auto loans and the net realizable value of certain partially charged-off auto loans, which will continue to decline over time.

(2)	Nonperforming loan rate is calculated based on total nonperforming loans divided by period-end total loans held for investment.

(3)	The denominator used in calculating the total nonperforming assets ratio consists of total loans held for investment and total other nonperforming assets.

102	Capital One Financial Corporation (COF)

Table D—Net Charge-Offs

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Average loans held for investment	$245,565	$233,272	$210,745	$197,925	$192,614
Net charge-offs	6,562	5,062	3,695	3,414	3,934
Net charge-off rate	2.67%	2.17%	1.75%	1.72%	2.04%

103	Capital One Financial Corporation (COF)

Table E—Summary of Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Allowance for loan and lease losses:
Balance at beginning of period	$6,503	$5,130	$4,383	$4,315	$5,156
Charge-offs:
Credit card	(6,321)	(5,019)	(4,028)	(3,963)	(4,542)
Consumer banking	(1,677)	(1,226)	(1,082)	(989)	(888)
Commercial banking	(481)	(307)	(76)	(34)	(49)
Other loans	(34)	(3)	(7)	(10)	(26)
Total charge-offs	(8,513)	(6,555)	(5,193)	(4,996)	(5,505)
Recoveries:
Credit card	1,267	1,066	1,110	1,235	1,257
Consumer banking	639	406	351	314	272
Commercial banking	16	15	29	24	35
Other loans	29	6	8	9	7
Total recoveries	1,951	1,493	1,498	1,582	1,571
Net charge-offs	(6,562)	(5,062)	(3,695)	(3,414)	(3,934)
Provision for credit losses	7,563	6,491	4,490	3,515	3,401
Allowance build (release) for loan and lease losses	1,001	1,429	795	101	(533)
Other changes	(2)	(56)	(48)	(33)	(308)
Balance at end of period	$7,502	$6,503	$5,130	$4,383	$4,315
Reserve for unfunded lending commitments:
Balance at beginning of period	$136	$168	$113	$87	$35
Provision (benefit) for losses on unfunded lending commitments	(12)	(32)	46	26	52
Other changes	—	—	9	—	—
Balance at end of period	124	136	168	113	87
Combined allowance and reserve at end of period	$7,626	$6,639	$5,298	$4,496	$4,402
Allowance for loan and lease losses as a percentage of loans held for investment	2.95%	2.65%	2.23%	2.10%	2.19%
Combined allowance and reserve by geographic distribution:
Domestic	$7,251	$6,262	$4,999	$4,170	$4,024
International	375	377	299	326	378
Total	$7,626	$6,639	$5,298	$4,496	$4,402
Combined allowance and reserve by loan category:
Credit card	$5,648	$4,606	$3,654	$3,204	$3,214
Consumer banking	1,249	1,109	875	786	759
Commercial banking	728	922	765	501	418
Other loans	1	2	4	5	11
Total	$7,626	$6,639	$5,298	$4,496	$4,402

104	Capital One Financial Corporation (COF)

We include certain non-GAAP measures in the following tables. We consider these metrics to be key financial performance measures that management uses in assessing capital adequacy and the level of returns generated. While our non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly-titled measures reported by other companies. These non-GAAP measures are individually identified and calculations are explained in footnotes below the table. The following tables present reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP.
Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

	December 31,
(Dollars in millions, except as noted)	2017	2016	2015	2014	2013
Tangible Common Equity (Period-End):
Stockholders’ equity	$48,730	$47,514	$47,284	$45,053	$41,632
Goodwill and intangible assets(1)	(15,106)	(15,420)	(15,701)	(15,383)	(15,784)
Noncumulative perpetual preferred stock(2)	(4,360)	(4,360)	(3,294)	(1,822)	(853)
Tangible common equity	$29,264	$27,734	$28,289	$27,848	$24,995
Tangible Common Equity (Average):
Stockholders’ equity	$49,530	$48,753	$47,713	$44,268	$41,482
Goodwill and intangible assets(1)	(15,308)	(15,550)	(15,273)	(15,575)	(15,938)
Noncumulative perpetual preferred stock(2)	(4,360)	(3,591)	(2,641)	(1,213)	(853)
Tangible common equity	$29,862	$29,612	$29,799	$27,480	$24,691
Tangible Assets (Period-End):
Total assets	$365,693	$357,033	$334,048	$308,167	$296,064
Goodwill and intangible assets(1)	(15,106)	(15,420)	(15,701)	(15,383)	(15,784)
Tangible assets	$350,587	$341,613	$318,347	$292,784	$280,280
Tangible Assets (Average)
Total assets	$354,924	$339,974	$313,474	$297,659	$296,200
Goodwill and intangible assets(1)	(15,308)	(15,550)	(15,273)	(15,575)	(15,938)
Tangible assets	$339,616	$324,424	$298,201	$282,084	$280,262
Non-GAAP Ratio:
TCE(3)	8.3%	8.1%	8.9%	9.5%	8.9%
Capital Ratios:(4)
Common equity Tier 1 capital(5)	10.3%	10.1%	11.1%	12.5%	N/A
Tier 1 common(6)	N/A	N/A	N/A	N/A	12.2%
Tier 1 capital(7)	11.8	11.6	12.4	13.2	12.6
Total capital(8)	14.4	14.3	14.6	15.1	14.7
Tier 1 leverage(9)	9.9	9.9	10.6	10.8	10.1
Supplementary leverage(10)	8.4	8.6	9.2	N/A	N/A
Regulatory Capital Metrics:
Risk-weighted assets(11)	$292,225	$285,756	$265,739	$236,944	$224,556
Adjusted average assets(9)	348,424	335,835	309,037	291,243	280,574
Total leverage exposure for supplementary leverage ratio	407,832	387,921	357,794	N/A	N/A

105	Capital One Financial Corporation (COF)

	December 31,
(Dollars in millions)	2017	2016	2015	2014
Regulatory Capital Under Basel III Standardized Approach:(4)
Common equity excluding AOCI	$45,296	$44,103	$44,606	$43,661
Adjustments:
AOCI(12)(13)	(808)	(674)	(254)	(69)
Goodwill, net of related deferred tax liabilities(1)	(14,380)	(14,307)	(14,296)	(13,805)
Intangible assets, net of related deferred tax liabilities(1)(13)	(330)	(384)	(393)	(243)
Other	258	65	(119)	(10)
Common equity Tier 1 capital	30,036	28,803	29,544	29,534
Tier 1 capital instruments(2)	4,360	4,359	3,294	1,822
Additional Tier 1 capital adjustments	—	—	—	(1)
Tier 1 capital	34,396	33,162	32,838	31,355
Tier 2 capital instruments	3,865	4,047	2,654	1,542
Qualifying allowance for loan and lease losses	3,701	3,608	3,346	2,981
Additional Tier 2 capital adjustments	—	—	—	1
Tier 2 capital	7,566	7,655	6,000	4,524
Total capital	$41,962	$40,817	$38,838	$35,879

(Dollars in millions)	December 31, 2013
Regulatory Capital Under Basel I:(4)
Total stockholders’ equity	$41,632
Adjustments:
Net unrealized losses (gains) on investment securities available for sale recorded in AOCI(13)	791
Net losses on cash flow hedges recorded in AOCI(13)	136
Disallowed goodwill and intangible assets(1)	(14,326)
Noncumulative perpetual preferred stock(2)	(853)
Other	(5)
Tier 1 common capital	27,375
Noncumulative perpetual preferred stock(2)	853
Tier 1 restricted core capital items	2
Tier 1 capital	28,230
Long-term debt qualifying as Tier 2 capital	1,914
Qualifying allowance for loan and lease losses	2,833
Other Tier 2 components	10
Tier 2 capital	4,757
Total capital	$32,987
__________

(1)	Goodwill and intangible assets includes impact of related deferred taxes.

(2)	Noncumulative perpetual preferred stock and Tier 1 capital instruments include related surplus.

(3)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

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

106	Capital One Financial Corporation (COF)

(10)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(11)
As of January 1, 2015, risk-weighted assets are calculated under the Basel III Standardized Approach, subject to transition provisions. Prior to January 1, 2015 risk-weighted assets were calculated under Basel I. Includes credit and market risk weighted assets starting in 2016.

(12)	Amounts presented are net of tax.

(13)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014, 40% for 2015, 60% for 2016 and 80% for 2017.

107	Capital One Financial Corporation (COF)

Table G—Selected Quarterly Financial Information

(Dollars in millions, except per share data and as noted) (unaudited)	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$6,604	$6,420	$6,128	$6,070	$6,009	$5,794	$5,571	$5,517
Interest expense	791	720	655	596	562	517	478	461
Net interest income	5,813	5,700	5,473	5,474	5,447	5,277	5,093	5,056
Provision for credit losses	1,926	1,833	1,800	1,992	1,752	1,588	1,592	1,527
Net interest income after provision for credit losses	3,887	3,867	3,673	3,482	3,695	3,689	3,501	3,529
Non-interest income	1,200	1,285	1,231	1,061	1,119	1,184	1,161	1,164
Non-interest expense	3,779	3,567	3,414	3,434	3,679	3,361	3,295	3,223
Income from continuing operations before income taxes	1,308	1,585	1,490	1,109	1,135	1,512	1,367	1,470
Income tax provision	2,170	448	443	314	342	496	424	452
Income (loss) from continuing operations, net of tax	(862)	1,137	1,047	795	793	1,016	943	1,018
Income (loss) from discontinued operations, net of tax	(109)	(30)	(11)	15	(2)	(11)	(1)	(5)
Net income (loss)	(971)	1,107	1,036	810	791	1,005	942	1,013
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(8)	(8)	(5)	(6)	(6)	(6)	(6)
Preferred stock dividends	(80)	(52)	(80)	(53)	(75)	(37)	(65)	(37)
Net income (loss) available to common stockholders	$(1,052)	$1,047	$948	$752	$710	$962	$871	$970
Common share statistics:
Basic earnings per common share:(1)
Net income (loss) from continuing operations	$(1.95)	$2.22	$1.98	$1.53	$1.47	$1.94	$1.70	$1.86
Income (loss) from discontinued operations	(0.22)	(0.06)	(0.02)	0.03	0.00	(0.02)	0.00	(0.01)
Net income (loss) per basic common share	$(2.17)	$2.16	$1.96	$1.56	$1.47	$1.92	$1.70	$1.85
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$(1.95)	$2.20	$1.96	$1.51	$1.45	$1.92	$1.69	$1.85
Income (loss) from discontinued operations	(0.22)	(0.06)	(0.02)	0.03	0.00	(0.02)	0.00	(0.01)
Net income (loss) per diluted common share	$(2.17)	$2.14	$1.94	$1.54	$1.45	$1.90	$1.69	$1.84
Weighted-average common shares outstanding (in millions):
Basic common shares	485.7	484.9	484.0	482.3	483.5	501.1	511.7	523.5
Diluted common shares	485.7	489.0	488.1	487.9	489.2	505.9	516.5	528.0
Balance sheet (average balances):
Loans held for investment	$252,566	$245,822	$242,241	$241,505	$240,027	$235,843	$230,379	$226,736
Interest-earning assets	330,742	322,015	318,078	318,358	317,853	310,987	302,764	299,456
Total assets	363,045	355,191	349,891	351,641	350,225	343,153	334,479	331,919
Interest-bearing deposits	215,258	213,137	214,412	212,973	206,464	196,913	195,641	194,125
Total deposits	241,562	238,843	240,550	238,550	232,204	222,251	221,146	219,180
Borrowings	58,109	54,271	48,838	53,357	58,624	60,708	54,359	53,761
Common equity	46,350	45,816	44,645	43,833	43,921	45,314	45,640	45,782
Total stockholders’ equity	50,710	50,176	49,005	48,193	47,972	49,033	48,934	49,078
__________

(1)
Dividends and undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.

108	Capital One Financial Corporation (COF)

Glossary and Acronyms
2016 Stock Repurchase Program: On June 29, 2016, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock from the third quarter of 2016 through the end of the second quarter of 2017.
2017 Stock Repurchase Program: On June 28, 2017, we announced that our Board of Directors had authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018. Any common stock repurchases for the remainder of the 2017 Stock Repurchase Program are subject to the Federal Reserve not objecting to our revised capital plan for the 2017 CCAR process submitted on December 24, 2017.
Annual Report: References to our “2017 Form 10-K” or “2017 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Credit risk: The risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

109	Capital One Financial Corporation (COF)

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

110	Capital One Financial Corporation (COF)

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
Nonperforming loans: Loans that have been placed on nonaccrual status.
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
Purchased credit-impaired (“PCI”) loans: Loans acquired in a business combination that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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
Restructuring charges: Charges associated with the realignment of resources supporting various businesses, primarily consisting of severance and related benefits pursuant to our ongoing benefit programs and impairment of certain assets related to business locations and activities being exited.
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

111	Capital One Financial Corporation (COF)

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
Subprime: For purposes of lending in our Credit Card business, we generally consider FICO scores of 660 or below, or other equivalent risk scores, to be subprime. For purposes of auto lending in our Consumer Banking business, we generally consider FICO scores of 620 or below to be subprime.
Tax Act: The Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 enacted on December 22, 2017.
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

112	Capital One Financial Corporation (COF)

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
CVA: Credit valuation adjustment
DCF: Discounted cash flow
DCM: Designated contract market
DDOS: Distributed denial of service
DIF: Deposit insurance fund
DRR: Designated reserve ratio
DUS: Delegated Underwriting and Servicing
DVA: Debit valuation adjustment
EU: European Union
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHFA: Federal Housing Finance Agency
FHLB: Federal Home Loan Banks
FIS: Fidelity Information Services
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act

113	Capital One Financial Corporation (COF)

Fitch: Fitch Ratings
FOS: Financial Ombudsman Service
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GBP: Great British pound
GDP: Gross domestic product
GDPR: General Data Protection Regulation
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
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SEF: Swap execution facility
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
TSYS: Total Systems Services, Inc.
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

114	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management—Market Risk Management” and “MD&A—Market Risk Profile.”

115	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

February 21, 2018

116	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
February 21, 2018

117	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 21, 2018

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2017	2016	2015
Interest income:
Loans, including loans held for sale	$23,388	$21,203	$18,785
Investment securities	1,711	1,599	1,575
Other	123	89	99
Total interest income	25,222	22,891	20,459
Interest expense:
Deposits	1,602	1,213	1,091
Securitized debt obligations	327	216	151
Senior and subordinated notes	731	476	330
Other borrowings	102	113	53
Total interest expense	2,762	2,018	1,625
Net interest income	22,460	20,873	18,834
Provision for credit losses	7,551	6,459	4,536
Net interest income after provision for credit losses	14,909	14,414	14,298
Non-interest income:
Interchange fees, net	2,573	2,452	2,264
Service charges and other customer-related fees	1,597	1,646	1,856
Net securities gains (losses)	65	(11)	(32)
Other	542	541	491
Total non-interest income	4,777	4,628	4,579
Non-interest expense:
Salaries and associate benefits	5,899	5,202	4,975
Occupancy and equipment	1,939	1,944	1,829
Marketing	1,670	1,811	1,744
Professional services	1,097	1,075	1,120
Communications and data processing	1,177	1,169	1,055
Amortization of intangibles	245	386	430
Other	2,167	1,971	1,843
Total non-interest expense	14,194	13,558	12,996
Income from continuing operations before income taxes	5,492	5,484	5,881
Income tax provision	3,375	1,714	1,869
Income from continuing operations, net of tax	2,117	3,770	4,012
Income (loss) from discontinued operations, net of tax	(135)	(19)	38
Net income	1,982	3,751	4,050
Dividends and undistributed earnings allocated to participating securities	(13)	(24)	(20)
Preferred stock dividends	(265)	(214)	(158)
Net income available to common stockholders	$1,704	$3,513	$3,872
Basic earnings per common share:
Net income from continuing operations	$3.80	$7.00	$7.08
Income (loss) from discontinued operations	(0.28)	(0.04)	0.07
Net income per basic common share	$3.52	$6.96	$7.15
Diluted earnings per common share:
Net income from continuing operations	$3.76	$6.93	$7.00
Income (loss) from discontinued operations	(0.27)	(0.04)	0.07
Net income per diluted common share	$3.49	$6.89	$7.07
Dividends declared per common share	$1.60	$1.60	$1.50

See Notes to Consolidated Financial Statements.
119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net income	$1,982	$3,751	$4,050
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	21	(166)	(248)
Net changes in securities held to maturity	97	104	96
Net unrealized gains (losses) on cash flow hedges	(203)	(198)	110
Foreign currency translation adjustments	84	(79)	(135)
Other	24	6	(9)
Other comprehensive income (loss), net of tax	23	(333)	(186)
Comprehensive income	$2,005	$3,418	$3,864

See Notes to Consolidated Financial Statements.
120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,458	$4,185
Interest-bearing deposits and other short-term investments	9,582	5,791
Total cash and cash equivalents	14,040	9,976
Restricted cash for securitization investors	312	2,517
Securities available for sale, at fair value	37,655	40,737
Securities held to maturity, at carrying value	28,984	25,712
Loans held for investment:
Unsecuritized loans held for investment	218,806	213,824
Loans held in consolidated trusts	35,667	31,762
Total loans held for investment	254,473	245,586
Allowance for loan and lease losses	(7,502)	(6,503)
Net loans held for investment	246,971	239,083
Loans held for sale, at lower of cost or fair value	971	1,043
Premises and equipment, net	4,033	3,675
Interest receivable	1,536	1,351
Goodwill	14,533	14,519
Other assets	16,658	18,420
Total assets	$365,693	$357,033

Liabilities:
Interest payable	$413	$327
Deposits:
Non-interest-bearing deposits	26,404	25,502
Interest-bearing deposits	217,298	211,266
Total deposits	243,702	236,768
Securitized debt obligations	20,010	18,826
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	992
Senior and subordinated notes	30,755	23,431
Other borrowings	8,940	17,211
Total other debt	40,271	41,634
Other liabilities	12,567	11,964
Total liabilities	316,963	309,519
Commitments, contingencies and guarantees (see Note 19)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both December 31, 2017 and 2016)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 661,724,927 and 653,736,607 shares issued as of December 31, 2017 and 2016, respectively, 485,525,340 and 480,218,547 shares outstanding as of December 31, 2017 and 2016, respectively)	7	7
Additional paid-in capital, net	31,656	31,157
Retained earnings	30,700	29,766
Accumulated other comprehensive loss	(926)	(949)
Treasury stock, at cost (par value $.01 per share; 176,199,587 and 173,518,060 shares as of December 31, 2017 and 2016, respectively)	(12,707)	(12,467)
Total stockholders’ equity	48,730	47,514
Total liabilities and stockholders’ equity	$365,693	$357,033

See Notes to Consolidated Financial Statements.
121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
Comprehensive income (loss)						4,050	(186)		3,864
Dividends—common stock			46,846	0	4	(820)			(816)
Dividends—preferred stock						(158)			(158)
Purchases of treasury stock								(2,441)	(2,441)
Issuances of common stock and restricted stock, net of forfeitures			2,603,953	0	111				111
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			2,109,548	0	71				71
Issuances of preferred stock (Series E and Series F)	1,500,000	0			1,472				1,472
Compensation expense for restricted stock awards, restricted stock units and stock options					128				128
Balance as of December 31, 2015	3,375,000	$0	648,317,395	$6	$29,655	$27,045	$(616)	$(8,806)	$47,284
Comprehensive income (loss)						3,751	(333)		3,418
Dividends—common stock			52,338	0	4	(816)			(812)
Dividends—preferred stock						(214)			(214)
Purchases of treasury stock								(3,661)	(3,661)
Issuances of common stock and restricted stock, net of forfeitures			3,272,745	1	130				131
Exercise of stock options, tax effects of exercises and restricted stock vesting			2,094,129	0	102				102
Issuances of preferred stock (Series G and Series H)	1,100,000	0			1,066				1,066
Compensation expense for restricted stock awards, restricted stock units and stock options					200				200
Balance as of December 31, 2016	4,475,000	$0	653,736,607	$7	$31,157	$29,766	$(949)	$(12,467)	$47,514
Comprehensive income						1,982	23		2,005
Dividends—common stock			42,613	0	3	(783)			(780)
Dividends—preferred stock						(265)			(265)
Purchases of treasury stock								(240)	(240)
Issuances of common stock and restricted stock, net of forfeitures			4,057,555	0	164				164
Exercises of stock options and warrants			3,888,152	0	124				124
Compensation expense for restricted stock awards, restricted stock units and stock options					208				208
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730

See Notes to Consolidated Financial Statements.
122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Operating activities:
Income from continuing operations, net of tax	$2,117	$3,770	$4,012
Income (loss) from discontinued operations, net of tax	(135)	(19)	38
Net income	1,982	3,751	4,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,551	6,459	4,536
Depreciation and amortization, net	2,440	2,428	2,100
Deferred tax provision (benefit)	1,434	(686)	(402)
Net (gains) losses on sales of securities available for sale	(70)	(6)	2
Impairment losses on securities available for sale	5	17	30
Gain on sales of loans held for sale	(72)	(80)	(86)
Stock-based compensation expense	244	239	161
Other	(8)	(11)	0
Loans held for sale:
Originations and purchases	(8,929)	(8,645)	(6,942)
Proceeds from sales and paydowns	9,595	8,390	6,805
Changes in operating assets and liabilities:
Changes in interest receivable	(157)	(159)	(72)
Changes in other assets	(714)	(1,907)	(596)
Changes in interest payable	85	28	45
Changes in other liabilities	1,157	2,013	575
Net change from discontinued operations	(361)	25	(79)
Net cash from operating activities	14,182	11,856	10,127
Investing activities:
Securities available for sale:
Purchases	(12,412)	(14,154)	(12,200)
Proceeds from paydowns and maturities	7,213	7,867	7,742
Proceeds from sales	8,181	4,146	4,379
Securities held to maturity:
Purchases	(5,885)	(3,787)	(4,277)
Proceeds from paydowns and maturities	2,594	2,681	2,163
Loans:
Net changes in loans held for investment	(12,315)	(22,036)	(18,575)
Principal recoveries of loans previously charged off	1,951	1,493	1,498
Purchases of premises and equipment	(1,018)	(779)	(532)
Net cash from acquisition activities	(3,187)	(629)	(9,314)
Net cash from other investing activities	(663)	(432)	(610)
Net cash from investing activities	(15,541)	(25,630)	(29,726)

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Financing activities:
Deposits and borrowings:
Changes in deposits	$6,993	$19,031	$12,163
Issuance of securitized debt obligations	5,983	6,259	5,062
Maturities and paydowns of securitized debt obligations	(7,233)	(3,540)	(500)
Issuance of senior and subordinated notes and long-term FHLB advances	35,426	22,984	31,830
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(36,554)	(24,170)	(9,579)
Changes in other borrowings	(400)	11	(16,066)
Common stock:
Net proceeds from issuances	164	131	111
Dividends paid	(780)	(812)	(816)
Preferred stock:
Net proceeds from issuances	0	1,066	1,472
Dividends paid	(265)	(214)	(158)
Purchases of treasury stock	(240)	(3,661)	(2,441)
Proceeds from share-based payment activities	124	142	85
Net cash from financing activities	3,218	17,227	21,163
Changes in cash, cash equivalents and restricted cash for securitization investors	1,859	3,453	1,564
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	12,493	9,040	7,476
Cash, cash equivalents and restricted cash for securitization investors, ending of the period	$14,352	$12,493	$9,040
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$674	$552	$268
Securitized debt obligations assumed in acquisition	2,484	0	0
Loans held for sale acquired by assuming other borrowings	283	0	0
Interest paid	2,772	2,250	1,643
Income tax paid	1,187	2,121	1,732

See Notes to Consolidated Financial Statements.
123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2017, our principal subsidiaries included:

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
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, and interest-bearing deposits and other-short term investments, all of which, if applicable, have stated maturities of three months or less when acquired.
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
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity.
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
We regularly evaluate our securities whose values have declined below amortized cost to assess whether the decline in fair value represents an OTTI. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. We discuss our assessment and accounting for OTTI in “Note 3—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 17—Fair Value Measurement.”
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
Loan Classification
Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether the loans are originated or purchased and whether purchased loans are considered credit-impaired at the date of acquisition. The presentation within the consolidated statements of cash flows is based on management’s intent at acquisition or origination. Cash flows related to loans held for investment are included in cash flows from investing activities on our consolidated statements of cash flows. Cash flows related to loans held for sale are included in cash flows from operating activities on our consolidated statements of cash flows.
Loans Held for Investment
Loans that we have the ability and intent to hold for the foreseeable future and loans associated with consolidated securitization transactions are classified as held for investment. Loans classified as held for investment, except PCI loans accounted for based upon expected cash flows described below, are reported at their amortized cost, which is the outstanding principal balance, adjusted for any unearned income, unamortized deferred fees and costs, unamortized premiums and discounts and charge-offs. Credit card loans also include billed finance charges and fees, net of the estimated uncollectible amount.
Interest income is recognized on performing loans held for investment on an accrual basis. We generally defer loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the effective interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

line basis over a 12-month period. We establish an allowance for loan losses for probable and incurred losses inherent in our held for investment loan portfolio as of each balance sheet date. Loans held for investment are subject to our allowance for loan and lease losses methodology described below under “Allowance for Loan and Lease Losses.”
Loans Held for Sale
Loans purchased or originated with the intent to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Interest on these loans is recognized on an accrual basis. These loans are recorded at the lower of cost or fair value. Loan origination fees and direct loan origination costs are deferred until the loan is sold and are then recognized as part of the total gain or loss on sale. The fair value of loans held for sale is determined on an aggregate portfolio basis for each loan type.
If a loan is transferred from held for investment to held for sale, on the transfer date, any decline in fair value related to credit is recorded as a charge-off and amortization of deferred loan origination fees and costs ceases. Subsequent to transfer, we report write-downs or recoveries in fair value up to the carrying value at the date of transfer and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income. We calculate the gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold, net of the fair value of any residual interests retained.
Loans Acquired
All purchased loans, including loans transferred in a business combination, are initially recorded at fair value, which includes consideration of expected future losses, as of the date of the acquisition. We account for purchased loans under the accounting guidance for purchased credit-impaired loans and debt securities, which is based upon expected cash flows, if the purchased loans have a discount attributable, at least in part, to credit deterioration and they are not specifically scoped out of the guidance. We refer to these purchased loans that are subsequently accounted for based on expected cash flows to be collected as “PCI loans.” Other purchased loans that do not meet the criteria described above or are specifically scoped out of this guidance are accounted for based on contractual cash flows.
Loans Acquired and Accounted for Based on Expected Cash Flows
In accounting for purchased loans based on expected cash flows, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the    undiscounted cash flows we expect to collect, incorporating several key assumptions including expected default rates, loss severities and the amount and timing of prepayments. We estimate the fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value at acquisition. We may aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset, with a single composite interest rate and an aggregate fair value and expected cash flows.
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
Subsequent to acquisition, we evaluate our estimate of cash flows expected to be collected on a quarterly basis. These evaluations require the use of key assumptions and estimates similar to those used in estimating the initial fair value at acquisition. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from the nonaccretable difference to the accretable yield. Decreases in expected cash flows resulting from credit deterioration subsequent to acquisition will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent, nonperforming or criticized, as we expect to collect our net investment in these loans. Increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses established subsequent to acquisition. The excess over the recorded allowance for loan and lease losses would result in a reclassification to the accretable yield from the nonaccretable difference and an increase in interest income recognized over the remaining life of the loan or pool of loans. Disposals of loans in the form of

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales to third parties, receipt of payment in full or in part by the borrower, and foreclosure of the collateral, result in removal of the loan from the PCI loans portfolio. See “Note 4—Loans” for additional information.
Loans Acquired and Accounted for Based on Contractual Cash Flows
To determine the fair value of loans at acquisition in a business combination, we estimate discounted contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon trends in default rates and loss severities. The difference between the fair value and the contractual cash flows is recorded as a loan discount or premium at acquisition. Subsequent to acquisition, the loans are classified and accounted for as either held for investment or held for sale based on management’s ability and intent with regard to the loans. Loans held for investment are subject to our allowance for loan and lease losses methodology described below under “Allowance for Loan and Lease Losses.”
We are permitted to aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. If we elect to pool loans, a pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral. A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). Our loan modifications typically include an extension of the loan term, a reduction in the interest rate, a reduction in the loan balance, or a combination of these concessions. We describe our accounting for and measurement of impairment on TDR loans below under “Impaired Loans.” See “Note 4—Loans” for additional information on our loan modifications and restructurings.
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
Our policies for classifying loans as nonperforming, by loan category, are as follows:

•
Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming, as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off.

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

•	PCI loans: PCI loans are not classified as delinquent, nonperforming or criticized.

128	Capital One Financial Corporation (COF)

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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude PCI loans, as these loans are accounted for based on expected cash flows at acquisition because this accounting methodology takes into consideration future credit losses.
Loans defined as individually impaired, based on applicable accounting guidance, include larger-balance nonperforming loans and TDR loans. Loans modified in a TDR continue to be reported as impaired until maturity. Our policies for identifying loans as individually impaired, by loan category, are as follows:

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
The majority of individually impaired loans are evaluated for an asset-specific allowance. We generally measure impairment and the related asset-specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan at the time of modification. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if we believe that collateral is the sole source of repayment.
Charge-Offs
We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as an increase to the allowance for loan and lease losses. We exclude accrued and unpaid finance charges and fees and certain fraud losses from charge-offs. Costs to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off time frames by loan type are presented below.

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

•
Consumer banking loans: We generally charge-off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and 120 days for auto loans. Small business banking loans generally charge off at 120 days past due based on when unpaid principal loan amounts are deemed uncollectible. We calculate the initial charge-off amount for home loans based on the excess of our recorded investment in the loan over the fair value of the underlying property less estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and may recognize additional charge-offs for subsequent declines in home values. In the second quarter of 2017, due to clarified regulatory

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance, we implemented changes in accounting estimates for auto and home loans where the borrower has filed for bankruptcy and the loan has not been reaffirmed, such that they charge off in the period that the loan is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto and home loans that have been discharged under Chapter 7 bankruptcy, have not been reaffirmed and have not reached 60 days from the bankruptcy notification date are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.

•	Commercial banking loans: We charge off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•
PCI loans: We do not record charge-offs on PCI loans that are meeting or exceeding our performance expectations as of the date of acquisition, as the fair values of these loans already reflect a discount for expected future credit losses. We record charge-offs on PCI loans only if actual losses exceed estimated credit losses incorporated into the fair value recorded at acquisition.

Allowance for Loan and Lease Losses
We maintain an allowance for loan and lease losses (“allowance”) that represents management’s best estimate of incurred loan and lease losses inherent in our held for investment portfolio as of each balance sheet date. The provision for credit losses reflects credit losses we believe have been incurred and will eventually be recognized over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added back.
Management performs a quarterly analysis of our loan portfolio to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolios. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; (ii) an asset-specific component for individually impaired loans; and (iii) a component related to PCI loans that have experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components is supplemented by an amount that represents management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance. Management’s judgment involves an assessment of subjective factors, such as process risk, modeling assumption and adjustment risks and probable internal and external events that will likely impact losses.
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
The component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. We apply internal risk ratings to commercial loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (“default rate”) and loss given default (“loss severity”). Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, industry-specific and geographic trends, portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.
The asset-specific component of the allowance covers smaller-balance homogeneous consumer loans whose terms have been modified in a TDR and larger-balance nonperforming, non-homogeneous commercial loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. When the present value of expected future cash flows is lower than the recorded investment of the loan, impairment is recognized through the provision for credit losses. If the loan is collateral dependent, we measure impairment based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance impaired loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.
We record all purchased loans at fair value at acquisition. Applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of PCI loans would trigger the recognition of impairment through our provision for credit losses. Subsequent increases in expected cash flows would first result in a recovery of any previously recorded allowance, to the extent applicable, and then increase the accretable yield. Write-downs on PCI loans in excess of the nonaccretable difference are charged against the allowance for loan and lease losses. See “Note 4—Loans” for information on loan portfolios associated with acquisitions.
In addition to the allowance, we also estimate probable losses related to contractually binding unfunded lending commitments, such as letters of credit, financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale, which we use to assess credit quality and derive a total loss estimate. We assess these risk classifications, taking into consideration both quantitative and qualitative factors, including historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and other pertinent information to estimate the reserve for unfunded lending commitments.
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
Premises and Equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is carried at cost. We capitalize direct costs incurred during the application development stage of internally developed software projects. Depreciation and amortization expenses are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are estimated as follows:

Premises and Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computer software	3-5 years
Leasehold improvements	Lesser of useful life or the remaining fixed non-cancelable lease term
Expenditures for maintenance and repairs are expensed as incurred and gains or losses upon disposition are recognized in our consolidated statements of income as realized.
Goodwill and Intangible Assets
Goodwill represents the excess of the acquisition price of an acquired business over the fair value of assets acquired and liabilities assumed and is assigned to one or more reporting units at the date of acquisition. A reporting unit is defined as an operating segment, or a business unit that is one level below an operating segment. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. These indicators include a sustained, significant decline in the Company’s stock price, a decline in its expected future cash flows, significant disposition activity, a significant adverse change in the economic or business environment, and the testing for recoverability of a significant asset group, among others. The annual goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If fair value is less than the carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss. In 2017, we had four reporting units: Credit Card, Auto, Other Consumer Banking and Commercial Banking.
Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 7—Goodwill and Intangible Assets” for additional information.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to initial recognition, foreclosed property and repossessed assets are recorded at the lower of our initial cost basis or net realizable value, which is routinely monitored and updated. Any changes in net realizable value and gains or losses realized from disposition of the property are recorded in non-interest expense. See “Note 17—Fair Value Measurement” for details.
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
Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters, including mortgage representation and warranty related matters, that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. See “Note 19—Commitments, Contingencies, Guarantees and Others” for additional information.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards that can be redeemed for cash (primarily in the form of statement credits), gift cards, airline tickets or merchandise, based on account activity. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, rewards costs are generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed. The customer rewards reserve is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. The customer rewards reserve is sensitive to changes in the redemption mix and rate. We expect the vast majority of all rewards earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $3.9 billion and $3.6 billion as of December 31, 2017 and 2016, respectively.
Revenue Recognition
Interest Income and Fees
Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying arrangements.
Loan origination fees and costs and premiums and discounts on loans held for investment are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the effective interest method. In certain circumstances, we elect to factor prepayment estimates into the calculation of the constant effective yield necessary to apply the interest method. Prepayment estimates are based on historical prepayment data, existing and forecasted interest rates, and economic data. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period.
Unamortized premiums, discounts and other basis adjustments on investment securities are recognized in interest income over the contractual lives of the securities using the effective interest method.
Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the fees are earned. Annual membership fees are deferred and amortized into income over 12 months on a straight line basis. We continue to accrue finance charges and fees on credit card loans until the account is charged-off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables.

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interchange Income
Interchange income represents fees for standing ready to authorize and providing settlement on credit card transactions processed through the MasterCard® (“MasterCard”) and Visa® (“Visa”) interchange networks. The levels and structure of interchange rates are set by MasterCard and Visa and can vary based on cardholder purchase volumes. We recognize interchange income upon settlement with the interchange networks.
Card Partnership Agreements
Our partnership agreements relate to alliances with retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and co-branded credit card loans to these customers over the term of the partnership agreements, which typically range from two to ten years.
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties or other special bonuses to these partners. Depending upon the nature of the payments, they are recorded as a reduction of revenue, marketing expenses or other operating expenses. We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership.
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
We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.2 billion in both 2017 and 2016, and $1.1 billion in 2015, for amounts earned by the partner, as part of the revenue sharing agreement. The impact of all of our loss sharing arrangements that are presented on a net basis is included in “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Stock-Based Compensation
We reserve common shares for issuance to employees, directors and third-party service providers, in various forms, including stock options, stock appreciation rights, restricted stock awards and units and performance share awards and units. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash. For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at grant date. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. Equity units and restricted stock units that are cash-settled are accounted for as liability

134	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the time period between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expense recognition. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.
Stock-based compensation expense for equity classified stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Significant judgment is required when determining the inputs into the fair value model. For awards other than stock options, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Certain share-settled awards have discretionary vesting conditions which result in the remeasurement of these awards at fair value each reporting period and the potential for compensation expense to fluctuate with changes in our stock price.
Marketing Expenses
We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.
Income Taxes
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We record the effect of remeasuring deferred tax assets and liabilities due to a change in tax rates or laws as a component of income tax expense related to continuing operations for the period in which the change is enacted. Income tax benefits are recognized when, based on their technical merits, they are more likely than not to be sustained upon examination. The amount recognized is the largest amount of benefit that is more likely than not to be realized upon settlement. See “Note 16—Income Taxes” for additional detail.
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
We calculate basic earnings per share by dividing net income, after deducting dividends on preferred stock and participating securities as well as undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares. We calculate diluted earnings per share in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include warrants, stock options, restricted stock awards and units, and performance share awards and units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares sold during the period. Dilution is not considered when a net loss is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share.
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
The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes to fair value in the consolidated statements of income. We have not made any material fair value option elections as of and for the years ended December 31, 2017, 2016 and 2015. See “Note 17—Fair Value Measurement” for additional information.
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
If the acquired set of activities and assets do not meet the accounting definition of a business, the transaction is accounted for as an asset acquisition. In an asset acquisition, the assets acquired are recorded at the purchase price plus any transaction costs incurred and no goodwill is recognized.
Newly Adopted Accounting Standards
Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) issued revised guidance that requires restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows. Disclosure of the nature of the restrictions on cash balances is required under the guidance. We elected to early adopt the guidance retrospectively effective as of January 1, 2017. Upon adoption, changes in restricted cash, which had previously been presented as financing activities, are now included within beginning and ending Cash, cash equivalents and restricted cash for securitization investors balances in our consolidated statements of cash flows.
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
Recently Issued but Not Yet Adopted Accounting Standards
Reclassification of Certain Tax Effects Stranded in Accumulated Other Comprehensive Income
In February 2018, the FASB issued revised guidance on the accounting for certain tax effects stranded in AOCI. U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax expense from continuing operations in the period of enactment. For deferred tax assets and liabilities related to items in AOCI, this results in the tax effects of such changes being stranded in AOCI. The revised guidance provides an optional reclassification from AOCI to retained earnings for such stranded tax effects resulting from the reduction in the corporate income tax rate enacted by the Tax Act. The reclassification may also include such stranded tax effects resulting from other income tax effects of the Tax Act, such as the effect of the federal benefit of deducting state income taxes. Entities are provided the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for us on January 1, 2019, with early adoption permitted. We currently plan to adopt the standard in the first quarter of 2018, using the option to make the adjustment in the period of adoption, and anticipate such adoption will result in a decrease to our AOCI and an increase to our retained earnings of approximately $170 million.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued amended hedge accounting guidance to better align hedge accounting with risk management activities. It reduces the complexity involved in applying hedging accounting through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of the impacts of those hedging relationships. Under the amended guidance, the recognition of hedging instruments has been amended by eliminating the concept of separately measuring and reporting hedge ineffectiveness. The presentation of hedging instruments has been amended as well by requiring the entire change in the fair value of the hedging instrument to be recorded in the same income statement line item that is used to present the earnings effect of the hedged item. With respect to fair value hedges of interest rate risk, the guidance will allow changes in the fair value of the hedged item to be measured using a portion of the term of the hedged item and the benchmark interest rate component of the total coupon determined at hedge inception. In addition, for a closed pool of pre-payable financial assets, entities will be able to hedge an amount that is not expected to be affected by prepayments, defaults and other events under the “last-of-layer” method. The guidance will permit a one-time reclassification of debt securities eligible to be hedged under the “last-of-layer” method from held to maturity to available for sale upon adoption.
We early adopted this guidance in the first quarter of 2018 using the prescribed modified retrospective transition method. As a result we elected to transfer held to maturity securities eligible to be hedged under the “last-of-layer” method to the available for sale category. We made this one-time election to optimize the investment portfolio management for capital and risk management considerations. We will manage the transferred securities collectively with the securities in the available for sale portfolio. We transferred held to maturity securities with a carrying amount of $9.0 billion, which resulted in an increase to accumulated other comprehensive income of $107 million. The impacts of the transfer, as well as the disclosures required under the new guidance, will be reflected in the first quarter of 2018 Quarterly Report on Form 10-Q.
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
This guidance is effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019, using the modified retrospective method of adoption. We plan to adopt the standard on its effective date. We have established a company-wide, cross-functional governance structure for our implementation of this standard. We are in the process of determining key accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes and systems. We continue to assess the potential impact on our consolidated financial statements and related disclosures. Due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in increases to our reserves for credit losses on financial instruments.
Leases
In February 2016, the FASB issued revised guidance for leases. The guidance requires lessees to recognize right of use assets and lease liabilities on their consolidated balance sheets and disclose key information about all their leasing arrangements, with certain practical expedients. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on the effective date. We are currently in the process of reviewing lease contracts, implementing a new lease accounting and administration software solution, establishing new processes and internal controls and evaluating the impact of various accounting policy elections. Upon adoption, we expect to record a right of use asset and a corresponding lease liability for our operating leases where we are the lessee. The potential impact on our consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $2.7 billion as of December 31, 2017, as disclosed in “Note 8—Premises, Equipment and Lease Commitments.” We do not expect material changes to the recognition of operating lease expense in our consolidated statements of income.

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued revised guidance for the recognition, measurement, presentation and disclosure of financial instruments. The main provisions of the guidance include, (i) the measurement of most equity investments at fair value with changes in fair value recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the required use of the exit price notion when valuing financial instruments for disclosure purposes; (iii) the separate presentation in other comprehensive income of the instrument-specific credit risk portion of the total change in the fair value of a liability under the fair value option; (iv) the determination of the need for a valuation allowance on a deferred tax asset related to AFS securities must be made in combination with other deferred tax assets. The guidance eliminates the current classifications of equity securities as trading or AFS and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the consolidated balance sheets or within the accompanying notes. The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. We adopted this guidance in the first quarter of 2018. Our adoption did not have a material impact on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued revised guidance for the recognition, measurement and disclosure of revenue from contracts with customers. The original guidance was amended through subsequent accounting standard updates that resulted in technical corrections, improvements and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and replaced significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Entities were given an option to apply either a full or modified retrospective method of adoption. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. We determined interchange fees earned on credit and debit card transactions, net of any related customer rewards, are in the scope of the amended guidance. We assessed the impact of the new guidance by evaluating our contracts, identifying our performance obligations, determining when the performance obligations were satisfied to allow us to recognize revenue and determining the amount of revenue to recognize. As a result of this analysis, we determined our recognition, measurement and presentation of interchange fees net of customer rewards costs will not change. We adopted this guidance in the first quarter of 2018, using the modified retrospective method of adoption. Our adoption did not have a material impact on our consolidated financial statements.

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BUSINESS DEVELOPMENTS AND DISCONTINUED OPERATIONS
Business Developments
Cabela’s Acquisition
On September 25, 2017, we completed the acquisition from Synovus Bank of credit card assets and related liabilities of World’s Foremost Bank, a wholly-owned subsidiary of Cabela’s Incorporated (“Cabela’s acquisition”). The Cabela’s acquisition was accounted for as a business combination under the acquisition method of accounting. During the fourth quarter of 2017, we finalized purchase accounting. Including post-closing purchase price adjustments, total cash consideration for the acquisition was $3.2 billion net of cash and restricted cash acquired. We recognized approximately $5.9 billion in assets, primarily consisting of $5.7 billion in credit card receivables. We also assumed $2.6 billion of liabilities, of which $2.5 billion were securitized debt obligations. Results of the Cabela’s acquisition are included within our Credit Card segment.
Restructuring Activities
We periodically initiate restructuring activities to support business strategies and enhance our overall operational efficiency. These restructuring activities have primarily consisted of exiting certain business locations and activities as well as the realignment of resources supporting various businesses, including the decision in the fourth quarter of 2017 to cease new originations of home loan lending products within our Consumer Banking business. The charges incurred as a result of these restructuring activities have primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, which are included in salaries and associate benefits within non-interest expense in our consolidated statements of income, as well as impairment of certain assets related to business locations and activities being exited, which are generally included in occupancy and equipment within non-interest expense.
During 2017 and 2015, we recognized restructuring charges of $184 million and $120 million, respectively, which are reflected in the Other category. There were no significant restructuring charges incurred during 2016. As of December 31, 2017, we had a liability of $124 million associated with these restructuring activities, which is recorded in other liabilities on our consolidated balance sheets.
Discontinued Operations
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
The following table summarizes the results from discontinued operations for the years ended December 31, 2017, 2016 and 2015:
Table 2.1: Results of Discontinued Operations

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Income (loss) from discontinued operations before income taxes	$(215)	$(30)	$60
Income tax provision (benefit)	(80)	(11)	22
Income (loss) from discontinued operations, net of tax	$(135)	$(19)	$38
The loss from discontinued operations for the year ended December 31, 2017 was primarily driven by a mortgage representation and warranty settlement in the fourth quarter of 2017, which resulted in a pre-tax charge of $169 million representing amounts above previously recognized reserves.

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, we had no significant continuing involvement in the operations of our wholesale mortgage banking unit.
We previously had contingent obligations to exercise mandatory clean-up calls associated with certain securitization transactions undertaken by the discontinued GreenPoint Credit, LLC manufactured housing operations in the event the third-party servicer could not fulfill its obligation to exercise these clean-up calls. On October 10, 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions. See “Note 6—Variable Interest Entities and Securitizations” and “Note 19—Commitments, Contingencies, Guarantees and Others” for information associated with GreenPoint Credit, LLC manufactured housing operations and our mortgage representation and warranty exposure.

141	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 95% and 91% of our total investment securities as of December 31, 2017 and 2016, respectively.
The table below presents the overview of our investment securities portfolio as of December 31, 2017 and 2016.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	December 31, 2017	December 31, 2016
Securities available for sale, at fair value	$37,655	$40,737
Securities held to maturity, at carrying value	28,984	25,712
Total investment securities	$66,639	$66,449
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2017 and 2016.
Table 3.2: Investment Securities Available for Sale

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,168	$11	$(8)	$5,171
RMBS:
Agency	26,013	67	(402)	25,678
Non-agency	1,722	393	(1)	2,114
Total RMBS	27,735	460	(403)	27,792
Agency CMBS	3,209	10	(44)	3,175
Other ABS	513	0	(1)	512
Other securities(2)	1,003	4	(2)	1,005
Total investment securities available for sale	$37,628	$485	$(458)	$37,655

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,103	$11	$(49)	$5,065
RMBS:
Agency	26,830	109	(412)	26,527
Non-agency	2,349	382	(9)	2,722
Total RMBS	29,179	491	(421)	29,249
CMBS:
Agency	3,335	14	(45)	3,304
Non-agency	1,676	21	(13)	1,684
Total CMBS	5,011	35	(58)	4,988
Other ABS	714	1	(1)	714
Other securities(2)	726	1	(6)	721
Total investment securities available for sale	$40,733	$539	$(535)	$40,737
__________

(1)	Includes non-credit-related OTTI that is recorded in AOCI of $1 million and $9 million as of December 31, 2017 and 2016, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)	Includes supranational bonds, foreign government bonds, mutual funds and equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of December 31, 2017 and 2016.
Table 3.3: Investment Securities Held to Maturity

	December 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200	$0	$200	$0	$0	$200
Agency RMBS	25,741	(761)	24,980	565	(150)	25,395
Agency CMBS	3,882	(78)	3,804	70	(32)	3,842
Total investment securities held to maturity	$29,823	$(839)	$28,984	$635	$(182)	$29,437

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$199	$0	$199	$0	$0	$199
Agency RMBS	23,022	(897)	22,125	606	(158)	22,573
Agency CMBS	3,480	(92)	3,388	77	(41)	3,424
Total investment securities held to maturity	$26,701	$(989)	$25,712	$683	$(199)	$26,196
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016.
Table 3.4: Securities in a Gross Unrealized Loss Position

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,031	$(8)	$0	$0	$2,031	$(8)
RMBS:
Agency	8,192	(67)	13,175	(335)	21,367	(402)
Non-agency	10	0	10	(1)	20	(1)
Total RMBS	8,202	(67)	13,185	(336)	21,387	(403)
Agency CMBS	880	(8)	1,236	(36)	2,116	(44)
Other ABS	130	0	95	(1)	225	(1)
Other securities	371	(2)	0	0	371	(2)
Total investment securities available for sale in a gross unrealized loss position	$11,614	$(85)	$14,516	$(373)	$26,130	$(458)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,060	$(49)	$0	$0	$1,060	$(49)
RMBS:
Agency	16,899	(329)	4,865	(83)	21,764	(412)
Non-agency	128	(2)	145	(7)	273	(9)
Total RMBS	17,027	(331)	5,010	(90)	22,037	(421)
CMBS:
Agency	1,624	(21)	745	(24)	2,369	(45)
Non-agency	826	(11)	129	(2)	955	(13)
Total CMBS	2,450	(32)	874	(26)	3,324	(58)
Other ABS	187	(1)	21	0	208	(1)
Other securities	417	(6)	0	0	417	(6)
Total investment securities available for sale in a gross unrealized loss position	$21,141	$(419)	$5,905	$(116)	$27,046	$(535)
As of December 31, 2017, the amortized cost of approximately 920 securities available for sale exceeded their fair value by $458 million, of which $373 million related to securities that had been in a loss position for 12 months or longer. As of December 31, 2017, the carrying value of approximately 250 securities classified as held to maturity exceeded their fair value by $182 million.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of December 31, 2017. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 3.5: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2017
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$200	$1,238	$3,733	$0	$5,171
RMBS(1):
Agency	4	45	507	25,122	25,678
Non-agency	0	0	0	2,114	2,114
Total RMBS	4	45	507	27,236	27,792
Agency CMBS(1)	19	592	1,123	1,441	3,175
Other ABS(1)	172	310	0	30	512
Other securities	229	332	348	96	1,005
Total securities available for sale	$624	$2,517	$5,711	$28,803	$37,655
Amortized cost of securities available for sale	$624	$2,515	$5,706	$28,783	$37,628
Weighted-average yield for securities available for sale	1.13%	1.88%	2.05%	2.65%	2.49%
Carrying value of securities held to maturity:
U.S. Treasury securities	$200	$0	$0	$0	$200
Agency RMBS	0	0	120	24,860	24,980
Agency CMBS	0	987	239	2,578	3,804
Total securities held to maturity	$200	$987	$359	$27,438	$28,984
Fair value of securities held to maturity	$200	$1,031	$366	$27,840	$29,437
Weighted-average yield for securities held to maturity	1.11%	2.37%	2.87%	2.77%	2.75%
__________

(1)	As of December 31, 2017, weighted-average expected maturities of RMBS, CMBS and other ABS are 5.0 years, 4.3 years and 1.0 years, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of December 31, 2017, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the years ended December 31, 2017, 2016 and 2015. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.6: Realized Gains and Losses and OTTI Recognized in Earnings

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Realized gains (losses):
Gross realized gains	$144	$12	$23
Gross realized losses	(74)	(6)	(25)
Net realized gains (losses)	70	6	(2)
OTTI recognized in earnings:
Credit-related OTTI	(2)	(11)	(25)
Intent-to-sell OTTI	(3)	(6)	(5)
Total OTTI recognized in earnings	(5)	(17)	(30)
Net securities gains (losses)	$65	$(11)	$(32)
Total proceeds from sales	$8,181	$4,146	$4,379
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $147 million, $207 million and $199 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including FHLB. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.8 billion and $1.9 billion as of December 31, 2017 and 2016, respectively. We also pledged securities held to maturity with a carrying value of $5.7 billion and $8.1 billion as of December 31, 2017 and 2016, respectively. We accepted pledges of securities with a fair value of $1 million and $16 million as of December 31, 2017 and 2016, respectively, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of December 31, 2017 and 2016.
Table 3.7: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	December 31, 2017	December 31, 2016
Outstanding balance	$2,131	$2,899
Carrying value	1,843	2,277

146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the years ended December 31, 2017, 2016 and 2015.
Table 3.8: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Accretable yield, beginning of period	$1,173	$1,237	$1,250
Accretion recognized in earnings	(182)	(206)	(240)
Reduction due to payoffs, disposals, transfers and other	(157)	(2)	(1)
Net reclassifications (to) from nonaccretable difference	(8)	144	228
Accretable yield, end of period	$826	$1,173	$1,237

147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS
Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto, home and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.
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
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger-balance commercial loans.
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of December 31, 2017 and 2016. The delinquency aging includes all past due loans, both performing and nonperforming.

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$101,072	$1,211	$915	$2,093	$4,219	$2	$105,293
International card businesses	9,110	144	81	134	359	0	9,469
Total credit card	110,182	1,355	996	2,227	4,578	2	114,762
Consumer Banking:
Auto	50,151	2,483	1,060	297	3,840	0	53,991
Home loan	7,235	37	16	70	123	10,275	17,633
Retail banking	3,389	24	5	18	47	18	3,454
Total consumer banking	60,775	2,544	1,081	385	4,010	10,293	75,078
Commercial Banking:
Commercial and multifamily real estate	26,018	41	17	49	107	25	26,150
Commercial and industrial	37,412	1	70	87	158	455	38,025
Total commercial lending	63,430	42	87	136	265	480	64,175
Small-ticket commercial real estate	393	2	1	4	7	0	400
Total commercial banking	63,823	44	88	140	272	480	64,575
Other loans	54	2	1	1	4	0	58
Total loans(1)	$234,834	$3,945	$2,166	$2,753	$8,864	$10,775	$254,473
% of Total loans	92.29%	1.55%	0.85%	1.08%	3.48%	4.23%	100.00%

	December 31, 2016
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$93,279	$1,153	$846	$1,840	$3,839	$2	$97,120
International card businesses	8,115	124	72	121	317	0	8,432
Total credit card	101,394	1,277	918	1,961	4,156	2	105,552
Consumer Banking:
Auto	44,762	2,041	890	223	3,154	0	47,916
Home loan	6,951	44	20	141	205	14,428	21,584
Retail banking	3,477	22	7	20	49	28	3,554
Total consumer banking	55,190	2,107	917	384	3,408	14,456	73,054
Commercial Banking:
Commercial and multifamily real estate	26,536	45	0	0	45	28	26,609
Commercial and industrial	38,831	27	84	297	408	585	39,824
Total commercial lending	65,367	72	84	297	453	613	66,433
Small-ticket commercial real estate	473	7	1	2	10	0	483
Total commercial banking	65,840	79	85	299	463	613	66,916
Other loans	56	3	0	5	8	0	64
Total loans(1)	$222,480	$3,466	$1,920	$2,649	$8,035	$15,071	$245,586
% of Total loans	90.59%	1.41%	0.78%	1.08%	3.27%	6.14%	100.00%
__________

(1)	Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $773 million and $558 million as of December 31, 2017 and 2016, respectively.

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We pledged loan collateral of $27.3 billion and $29.3 billion to secure the majority of our FHLB borrowing capacity of $21.0 billion and $24.9 billion as of December 31, 2017 and 2016, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of December 31, 2017 and 2016. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2017		December 31, 2016
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$2,093	N/A	$1,840	N/A
International card businesses	128	$24	96	$42
Total credit card	2,221	24	1,936	42
Consumer Banking:
Auto	0	376	0	223
Home loan	0	176	0	273
Retail banking	0	35	0	31
Total consumer banking	0	587	0	527
Commercial Banking:
Commercial and multifamily real estate	12	38	0	30
Commercial and industrial	0	239	0	988
Total commercial lending	12	277	0	1,018
Small-ticket commercial real estate	0	7	0	4
Total commercial banking	12	284	0	1,022
Other loans	0	4	0	8
Total	$2,233	$899	$1,936	$1,599
% of Total loans	0.88%	0.35%	0.79%	0.65%
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
The table below displays the geographic profile of our credit card loan portfolio as of December 31, 2017 and 2016.
Table 4.3: Credit Card Risk Profile by Geographic Region

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,475	10.0%	$11,068	10.5%
Texas	7,847	6.8	7,227	6.8
New York	7,389	6.4	7,090	6.7
Florida	6,790	5.9	6,540	6.2
Illinois	4,734	4.1	4,492	4.3
Pennsylvania	4,550	4.0	4,048	3.8
Ohio	3,929	3.4	3,654	3.5
New Jersey	3,621	3.2	3,488	3.3
Michigan	3,523	3.1	3,164	3.0
Other	51,435	44.8	46,349	43.9
Total domestic credit card	105,293	91.7	97,120	92.0
International card businesses:
Canada	6,286	5.5	5,594	5.3
United Kingdom	3,183	2.8	2,838	2.7
Total international card businesses	9,469	8.3	8,432	8.0
Total credit card	$114,762	100.0%	$105,552	100.0%
The table below presents net charge-offs for the years ended December 31, 2017 and 2016.
Table 4.4: Credit Card Net Charge-Offs

	Year Ended December 31,
	2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card(2)	$4,739	4.99%	$3,681	4.16%
International card businesses	315	3.69	272	3.33
Total credit card(2)	$5,054	4.88	$3,953	4.09
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

(2)
Excluding the impact of the Cabela’s acquisition, the domestic credit card and total credit card net charge-off rates for the year ended December 31, 2017 would have been 5.07% and 4.95%, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans, as of December 31, 2017 and 2016.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,040	9.4%	$6,304	8.6%
California	6,099	8.1	5,448	7.5
Florida	4,486	6.0	3,985	5.5
Georgia	2,726	3.6	2,506	3.4
Ohio	2,318	3.1	2,017	2.8
Louisiana	2,236	3.0	2,159	3.0
Illinois	2,181	2.9	2,065	2.8
Other	26,905	35.8	23,432	32.0
Total auto	53,991	71.9	47,916	65.6
Home loan:
California	3,734	5.0	4,993	6.8
New York	1,941	2.6	2,036	2.8
Maryland	1,226	1.6	1,409	1.9
Virginia	1,034	1.4	1,204	1.7
Illinois	976	1.3	1,218	1.7
New Jersey	931	1.2	1,112	1.5
Texas	882	1.2	823	1.1
Other	6,909	9.2	8,789	12.0
Total home loan	17,633	23.5	21,584	29.5
Retail banking:
New York	955	1.3	941	1.3
Louisiana	953	1.3	1,010	1.4
Texas	717	0.9	756	1.0
New Jersey	221	0.3	238	0.3
Maryland	187	0.2	190	0.3
Virginia	154	0.2	156	0.2
Other	267	0.4	263	0.4
Total retail banking	3,454	4.6	3,554	4.9
Total consumer banking	$75,078	100.0%	$73,054	100.0%

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs in our consumer banking loan portfolio for the years ended December 31, 2017 and 2016, as well as nonperforming loans as of December 31, 2017 and 2016.
Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Year Ended December 31,
	2017		2016
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$957	1.86%	$752	1.69%
Home loan(2)	15	0.08	14	0.06
Retail banking	66	1.92	54	1.53
Total consumer banking(2)	$1,038	1.39	$820	1.15

	December 31, 2017		December 31, 2016
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$376	0.70%	$223	0.47%
Home loan(4)	176	1.00	273	1.26
Retail banking	35	1.00	31	0.86
Total consumer banking(4)	$587	0.78	$527	0.72
__________

(1)	Net charge-off rate is calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net charge-off rates for our home loan and total consumer banking portfolios were 0.07% and 1.65%, respectively, for the year ended December 31, 2017 compared to 0.20% and 1.49%, respectively, for the year ended December 31, 2016.

(3)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 2.39% and 0.91%, respectively, as of December 31, 2017 compared to 3.81% and 0.90%, respectively, as of December 31, 2016.

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
The following table presents the distribution of our home loan portfolio as of December 31, 2017 and 2016 based on selected key risk characteristics.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2017
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Origination year:(2)
< 2008	$1,586	9.0%	$6,919	39.2%	$8,505	48.2%
2009	62	0.4	769	4.4	831	4.8
2010	64	0.4	1,078	6.1	1,142	6.5
2011	113	0.6	1,181	6.7	1,294	7.3
2012	673	3.8	178	1.0	851	4.8
2013	381	2.2	46	0.3	427	2.5
2014	467	2.6	25	0.1	492	2.7
2015	905	5.1	28	0.2	933	5.3
2016	1,604	9.1	23	0.1	1,627	9.2
2017	1,503	8.5	28	0.2	1,531	8.7
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
Geographic concentration:
California	$987	5.6%	$2,747	15.6%	$3,734	21.2%
New York	1,427	8.1	514	2.9	1,941	11.0
Maryland	608	3.4	618	3.5	1,226	6.9
Virginia	532	3.0	502	2.8	1,034	5.8
Illinois	163	0.9	813	4.6	976	5.5
New Jersey	389	2.2	542	3.1	931	5.3
Texas	811	4.6	71	0.4	882	5.0
Louisiana	826	4.7	17	0.1	843	4.8
Florida	186	1.1	582	3.3	768	4.4
Arizona	91	0.5	577	3.3	668	3.8
Other	1,338	7.6	3,292	18.7	4,630	26.3
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
Lien type:
1st lien	$6,364	36.1%	$10,054	57.0%	$16,418	93.1%
2nd lien	994	5.6	221	1.3	1,215	6.9
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
Interest rate type:
Fixed rate	$3,722	21.1%	$1,505	8.5%	$5,227	29.6%
Adjustable rate	3,636	20.6	8,770	49.8	12,406	70.4
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Origination year:(2)
< 2008	$2,166	10.0%	$9,684	44.9%	$11,850	54.9%
2009	80	0.4	1,088	5.0	1,168	5.4
2010	82	0.4	1,562	7.2	1,644	7.6
2011	139	0.6	1,683	7.8	1,822	8.4
2012	969	4.5	268	1.2	1,237	5.7
2013	465	2.2	59	0.2	524	2.4
2014	557	2.6	31	0.2	588	2.8
2015	1,024	4.7	30	0.2	1,054	4.9
2016	1,674	7.8	23	0.1	1,697	7.9
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Geographic concentration:
California	$976	4.5%	$4,017	18.6%	$4,993	23.1%
New York	1,343	6.2	693	3.2	2,036	9.4
Maryland	585	2.7	824	3.9	1,409	6.6
Illinois	108	0.5	1,110	5.1	1,218	5.6
Virginia	490	2.3	714	3.3	1,204	5.6
New Jersey	379	1.8	733	3.4	1,112	5.2
Louisiana	962	4.5	23	0.1	985	4.6
Florida	159	0.7	772	3.6	931	4.3
Arizona	89	0.4	799	3.7	888	4.1
Texas	725	3.4	98	0.4	823	3.8
Other	1,340	6.2	4,645	21.5	5,985	27.7
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Lien type:
1st lien	$6,182	28.7%	$14,159	65.5%	$20,341	94.2%
2nd lien	974	4.5	269	1.3	1,243	5.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
Interest rate type:
Fixed rate	$3,394	15.8%	$1,822	8.4%	$5,216	24.2%
Adjustable rate	3,762	17.4	12,606	58.4	16,368	75.8
Total	$7,156	33.2%	$14,428	66.8%	$21,584	100.0%
__________

(1)	PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(2)	Modified loans are reported in the origination year of the initial borrowing.
Our recorded investment in home loans that are in process of foreclosure was $149 million and $382 million as of December 31, 2017 and 2016, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of December 31, 2017 and 2016, the carrying value of the foreclosed residential real estate properties we hold and include in other assets on our consolidated balance sheets totaled $39 million and $69 million, respectively.

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Banking
We evaluate the credit risk of commercial loans using a risk rating system. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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

We use our internal risk rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for loan and lease losses for commercial loans. Loans of $1 million or more that are designated as criticized performing and criticized nonperforming are reviewed quarterly by management to determine if they are appropriately classified/rated and whether any impairment exists. Noncriticized loans of $1 million or more are specifically reviewed, at least annually, to determine the appropriate risk rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.
The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of December 31, 2017 and 2016.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	December 31, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$14,969	57.3%	$7,774	20.4%	$250	62.4%	$22,993	35.7%
Mid-Atlantic	2,675	10.2	3,922	10.3	15	3.8	6,612	10.2
South	3,719	14.2	14,739	38.8	22	5.5	18,480	28.6
Other	4,787	18.3	11,590	30.5	113	28.3	16,490	25.5
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
Internal risk rating:(2)
Noncriticized	$25,609	98.0%	$35,161	92.5%	$392	97.9%	$61,162	94.7%
Criticized performing	478	1.8	2,170	5.7	1	0.3	2,649	4.1
Criticized nonperforming	38	0.1	239	0.6	7	1.8	284	0.4
PCI loans	25	0.1	455	1.2	0	0.0	480	0.8
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,714	59.0%	$9,628	24.2%	$298	61.7%	$25,640	38.3%
Mid-Atlantic	3,024	11.4	3,450	8.7	16	3.3	6,490	9.7
South	4,032	15.2	15,193	38.1	34	7.0	19,259	28.8
Other	3,839	14.4	11,553	29.0	135	28.0	15,527	23.2
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
Internal risk rating:(2)
Noncriticized	$26,309	98.9%	$36,046	90.5%	$473	97.9%	$62,828	93.9%
Criticized performing	242	0.9	2,205	5.5	6	1.3	2,453	3.7
Criticized nonperforming	30	0.1	988	2.5	4	0.8	1,022	1.5
PCI loans	28	0.1	585	1.5	0	0.0	613	0.9
Total	$26,609	100.0%	$39,824	100.0%	$483	100.0%	$66,916	100.0%
__________

(1)
Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.

(2)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
Impaired Loans
The following table presents information on our impaired loans as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015. Impaired loans include loans modified in TDRs, all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following tables.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Impaired Loans

	December 31, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$639	$0	$639	$208	$431	$625
International card businesses	173	0	173	84	89	167
Total credit card(1)	812	0	812	292	520	792
Consumer Banking:
Auto(2)	363	118	481	30	451	730
Home loan	192	41	233	15	218	298
Retail banking	51	10	61	8	53	66
Total consumer banking	606	169	775	53	722	1,094
Commercial Banking:
Commercial and multifamily real estate	138	2	140	13	127	143
Commercial and industrial	489	222	711	63	648	844
Total commercial lending	627	224	851	76	775	987
Small-ticket commercial real estate	7	0	7	0	7	9
Total commercial banking	634	224	858	76	782	996
Total	$2,052	$393	$2,445	$421	$2,024	$2,882

	December 31, 2016
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$581	$0	$581	$174	$407	$566
International card businesses	134	0	134	65	69	129
Total credit card(1)	715	0	715	239	476	695
Consumer Banking:
Auto(2)	316	207	523	24	499	807
Home loan	241	117	358	19	339	464
Retail banking	52	10	62	14	48	65
Total consumer banking	609	334	943	57	886	1,336
Commercial Banking:
Commercial and multifamily real estate	83	29	112	7	105	112
Commercial and industrial	1,249	144	1,393	162	1,231	1,444
Total commercial lending	1,332	173	1,505	169	1,336	1,556
Small-ticket commercial real estate	4	0	4	0	4	4
Total commercial banking	1,336	173	1,509	169	1,340	1,560
Total	$2,660	$507	$3,167	$465	$2,702	$3,591

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$602	$63	$540	$58	$539	$57
International card businesses	154	11	133	10	135	10
Total credit card(1)	756	74	673	68	674	67
Consumer Banking:
Auto(2)	495	53	501	86	462	82
Home loan	299	5	361	5	364	4
Retail banking	59	1	62	2	56	2
Total consumer banking	853	59	924	93	882	88
Commercial Banking:
Commercial and multifamily real estate	134	4	111	3	109	3
Commercial and industrial	1,118	18	1,215	13	466	5
Total commercial lending	1,252	22	1,326	16	575	8
Small-ticket commercial real estate	7	0	7	0	7	0
Total commercial banking	1,259	22	1,333	16	582	8
Total	$2,868	$155	$2,930	$177	$2,138	$163
________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	Includes certain TDRs that are recorded as other assets on our consolidated balance sheets.
Total recorded TDRs were $2.2 billion and $2.5 billion as of December 31, 2017 and 2016, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.3 billion and $1.1 billion as of December 31, 2017 and 2016, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $574 million and $487 million as of December 31, 2017 and 2016, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $241 million and $208 million as of December 31, 2017 and 2016, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the years ended December 31, 2017, 2016 and 2015.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Year Ended December 31, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$406	100%	14.50%	0%	0	0%	$0
International card businesses	169	100	26.51	0	0	0	0
Total credit card	575	100	18.02	0	0	0	0
Consumer Banking:
Auto(3)	324	44	3.82	95	6	2	7
Home loan	19	48	2.77	78	233	2	0
Retail banking	13	22	5.77	73	10	0	0
Total consumer banking	356	44	3.79	93	16	2	7
Commercial Banking:
Commercial and multifamily real estate	29	7	0.02	26	5	0	0
Commercial and industrial	557	19	0.80	59	17	0	0
Total commercial lending	586	18	0.79	57	16	0	0
Small-ticket commercial real estate	3	0	0.00	4	0	0	0
Total commercial banking	589	18	0.79	57	16	0	0
Total	$1,520	55	13.19	44	16	0	$7

	Total Loans Modified(1)	Year Ended December 31, 2016
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$312	100%	13.19%	0%	0	0%	$0
International card businesses	138	100	25.87	0	0	0	0
Total credit card	450	100	17.09	0	0	0	0
Consumer Banking:
Auto(3)	356	44	3.91	74	7	25	78
Home loan	48	64	2.25	87	243	2	0
Retail banking	18	23	7.89	68	10	9	1
Total consumer banking	422	46	3.73	75	38	22	79
Commercial Banking:
Commercial and multifamily real estate	38	0	0.00	67	6	32	3
Commercial and industrial	743	5	0.09	57	20	7	26
Total commercial lending	781	4	0.09	57	19	8	29
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	782	4	0.09	57	19	8	29
Total	$1,654	41	12.42	46	27	9	$108

159	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Year Ended December 31, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$293	100%	12.28%	0%	0	0%	$0
International card businesses	121	100	25.88	0	0	0	0
Total credit card	414	100	16.26	0	0	0	0
Consumer Banking:
Auto(3)	347	41	3.49	69	8	30	93
Home loan	48	61	2.70	79	231	7	0
Retail banking	24	18	6.88	87	6	0	0
Total consumer banking	419	42	3.44	71	36	26	93
Commercial Banking:
Commercial and multifamily real estate	12	0	0.00	86	14	18	1
Commercial and industrial	249	0	0.67	34	7	0	0
Total commercial lending	261	0	0.67	36	8	1	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	262	0	0.67	36	8	1	1
Total	$1,095	54	12.42	36	29	10	$94
__________

(1)
Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.

(2)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

(3)	Includes certain TDRs that are recorded as other assets on our consolidated balance sheets.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.11: TDR—Subsequent Defaults

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	55,121	$111	42,250	$73	42,808	$71
International card businesses	51,641	93	40,498	82	33,888	81
Total credit card	106,762	204	82,748	155	76,696	152
Consumer Banking:
Auto	9,446	109	8,587	96	8,647	99
Home loan	28	7	56	7	14	2
Retail banking	41	4	48	9	26	2
Total consumer banking	9,515	120	8,691	112	8,687	103
Commercial Banking:
Commercial and multifamily real estate	0	0	1	1	0	0
Commercial and industrial	244	269	150	281	7	19
Total commercial lending	244	269	151	282	7	19
Small-ticket commercial real estate	2	1	7	1	3	0
Total commercial banking	246	270	158	283	10	19
Total	116,523	$594	91,597	$550	85,393	$274
PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of December 31, 2017 and 2016. See “Note 1—Summary of Significant Accounting Policies” for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	PCI Loans
(Dollars in millions)	December 31, 2017	December 31, 2016
Outstanding balance	$11,855	$16,506
Carrying value(1)	10,767	15,074
__________

(1)
Includes $37 million and $31 million of allowance for loan and lease losses for these loans as of December 31, 2017 and 2016, respectively. We recorded a $6 million provision and a $6 million release for credit losses for the years ended December 31, 2017 and 2016, respectively, for PCI loans.

161	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on PCI loans. Reclassification from or to nonaccretable differences represent changes in accretable yield for those loans in pools that are driven primarily by credit performance. Changes in accretable yield for non-credit related changes in expected cash flows are driven primarily by actual prepayments and changes in estimated prepayments.
Table 4.13: Changes in Accretable Yield on PCI Loans

(Dollars in millions)	PCI Loans
Accretable yield as of December 31, 2014	$4,653
Addition due to acquisition	123
Accretion recognized in earnings	(817)
Reclassifications from nonaccretable differences	26
Changes in accretable yield for non-credit related changes in expected cash flows	(502)
Accretable yield as of December 31, 2015	3,483
Accretion recognized in earnings	(711)
Reclassifications from nonaccretable differences	138
Changes in accretable yield for non-credit related changes in expected cash flows	267
Accretable yield as of December 31, 2016	3,177
Accretion recognized in earnings	(594)
Reclassifications to nonaccretable differences	(3)
Changes in accretable yield for non-credit related changes in expected cash flows	(412)
Accretable yield as of December 31, 2017	$2,168
Finance Charge and Fee Reserves
We continue to accrue finance charges and fees on credit card loans until the account is charged off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Total net revenue was reduced by $1.4 billion, $1.1 billion and $732 million in 2017, 2016 and 2015, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve, which is recorded as a contra asset on our consolidated balance sheets, totaled $491 million and $402 million as of December 31, 2017 and 2016, respectively.
Loans Held for Sale
We had total loans held for sale of $971 million and $1.0 billion as of December 31, 2017 and 2016, respectively. We also originated for sale $8.4 billion, $7.6 billion and $6.4 billion of conforming residential mortgage loans and commercial multifamily real estate loans in 2017, 2016 and 2015, respectively. We retained servicing on approximately 100% of these loans sold in 2017, 2016 and 2015.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” for further discussion of the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2017, 2016 and 2015.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2014	$3,204	$779	$395	$5	$4,383
Charge-offs	(4,028)	(1,082)	(76)	(7)	(5,193)
Recoveries	1,110	351	29	8	1,498
Net charge-offs	(2,918)	(731)	(47)	1	(3,695)
Provision (benefit) for loan and lease losses	3,417	819	256	(2)	4,490
Allowance build (release) for loan and lease losses	499	88	209	(1)	795
Other changes(2)	(49)	1	0	0	(48)
Balance as of December 31, 2015	3,654	868	604	4	5,130
Reserve for unfunded lending commitments:
Balance as of December 31, 2014	0	7	106	0	113
Provision for losses on unfunded lending commitments	0	0	46	0	46
Other changes(2)	0	0	9	0	9
Balance as of December 31, 2015	0	7	161	0	168
Combined allowance and reserve as of December 31, 2015	$3,654	$875	$765	$4	$5,298
Allowance for loan and lease losses:
Balance as of December 31, 2015	$3,654	$868	$604	$4	$5,130
Charge-offs	(5,019)	(1,226)	(307)	(3)	(6,555)
Recoveries	1,066	406	15	6	1,493
Net charge-offs	(3,953)	(820)	(292)	3	(5,062)
Provision (benefit) for loan and lease losses	4,926	1,055	515	(5)	6,491
Allowance build (release) for loan and lease losses	973	235	223	(2)	1,429
Other changes(2)	(21)	(1)	(34)	0	(56)
Balance as of December 31, 2016	4,606	1,102	793	2	6,503
Reserve for unfunded lending commitments:
Balance as of December 31, 2015	0	7	161	0	168
Benefit for losses on unfunded lending commitments	0	0	(32)	0	(32)
Balance as of December 31, 2016	0	7	129	0	136
Combined allowance and reserve as of December 31, 2016	$4,606	$1,109	$922	$2	$6,639

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(6,321)	(1,677)	(481)	(34)	(8,513)
Recoveries	1,267	639	16	29	1,951
Net charge-offs	(5,054)	(1,038)	(465)	(5)	(6,562)
Provision for loan and lease losses	6,066	1,180	313	4	7,563
Allowance build (release) for loan and lease losses	1,012	142	(152)	(1)	1,001
Other changes(2)	30	(2)	(30)	0	(2)
Balance as of December 31, 2017	5,648	1,242	611	1	7,502
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Benefit for losses on unfunded lending commitments	0	0	(12)	0	(12)
Balance as of December 31, 2017	0	7	117	0	124
Combined allowance and reserve as of December 31, 2017	$5,648	$1,249	$728	$1	$7,626
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of December 31, 2017 and 2016. See “Note 1—Summary of Significant Accounting Policies” for further discussion of allowance methodologies for each of the loan portfolios.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	December 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,356	$1,158	$529	$1	$7,044
Asset-specific	292	53	76	0	421
PCI loans	0	31	6	0	37
Total allowance for loan and lease losses	$5,648	$1,242	$611	$1	$7,502
Loans held for investment:
Collectively evaluated	$113,948	$64,080	$63,237	$58	$241,323
Asset-specific	812	705	858	0	2,375
PCI loans	2	10,293	480	0	10,775
Total loans held for investment	$114,762	$75,078	$64,575	$58	$254,473
Allowance coverage ratio(1)	4.92%	1.65%	0.95%	1.72%	2.95%

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$4,367	$1,016	$622	$2	$6,007
Asset-specific	239	57	169	0	465
PCI loans	0	29	2	0	31
Total allowance for loan and lease losses	$4,606	$1,102	$793	$2	$6,503
Loans held for investment:
Collectively evaluated	$104,835	$57,862	$64,794	$64	$227,555
Asset-specific	715	736	1,509	0	2,960
PCI loans	2	14,456	613	0	15,071
Total loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Allowance coverage ratio(1)	4.36%	1.51%	1.19%	3.13%	2.65%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership that qualify for net accounting treatment. The expected reimbursements from these partners, which are netted against our allowance for loan and lease losses, result in reductions to net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” for further discussion of our card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2017, 2016 and 2015.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Estimated reimbursements from loss sharing partners:
Balance as of beginning of the period	$228	$194	$143
Amounts charged to partners and impacting net charge-offs	(285)	(229)	(189)
Amounts estimated to be charged to partners and impacting provision for credit losses	437	263	240
Balance as of end of the period	$380	$228	$194

165	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, credit card loan receivables and the related allowance for loan and lease losses, which we report on our consolidated balance sheets under restricted cash for securitization investors, loans held in consolidated trusts and allowance for loan and lease losses, respectively. The assets of a particular VIE are the primary source of funding to settle its obligations. Creditors of these VIEs typically do not have recourse to our general credit. Liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
The tables below present a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2017 and 2016. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,976	$20,651	$0	$0	$0
Home loan securitizations	0	0	455	390	1,057
Total securitization-related VIEs	34,976	20,651	455	390	1,057
Other VIEs:(2)
Affordable housing entities	226	10	4,175	1,284	4,175
Entities that provide capital to low-income and rural communities	1,498	129	0	0	0
Other	0	0	318	0	318
Total other VIEs	1,724	139	4,493	1,284	4,493
Total VIEs	$36,700	$20,790	$4,948	$1,674	$5,550

166	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,550	$19,662	$0	$0	$0
Home loan securitizations	0	0	201	27	1,276
Total securitization-related VIEs	33,550	19,662	201	27	1,276
Other VIEs:(2)
Affordable housing entities	174	9	3,862	1,093	3,862
Entities that provide capital to low-income and rural communities	927	127	0	0	0
Other	0	0	187	0	187
Total other VIEs	1,101	136	4,049	1,093	4,049
Total VIEs	$34,651	$19,798	$4,250	$1,120	$5,325
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $901 million of liabilities as of December 31, 2017 and $1.9 billion of assets and $618 million of liabilities as of December 31, 2016.

Securitization-Related VIEs
In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. Our primary securitization activity is in the form of credit card securitizations, conducted through securitization trusts which we consolidate. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests.
We transfer residential home loans and multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into RMBS or CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of MSRs and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these residential home loan and multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.
We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 19—Commitments, Contingencies, Guarantees and Others” for information related to our mortgage representation and warranty exposure.

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2017 and 2016.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM	GreenPoint HELOCs	GreenPoint Manufactured Housing
December 31, 2017:
Securities held by third-party investors	$20,010	$1,224	$42	$508
Receivables in the trust	35,667	1,266	35	511
Cash balance of spread or reserve accounts	0	8	N/A	116
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
December 31, 2016:
Securities held by third-party investors	$18,826	$1,499	$56	$697
Receivables in the trust	31,762	1,549	50	702
Cash balance of spread or reserve accounts	0	8	N/A	130
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of both December 31, 2017 and 2016, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.2 billion and $1.5 billion as of December 31, 2017 and 2016, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both December 31, 2017 and 2016. We also have unfunded commitments of $4 million and $5 million related to those interests for our non-consolidated VIEs as of December 31, 2017 and 2016, respectively.
GreenPoint Credit Manufactured Housing
Prior to October 2017, we had certain retained interests and obligations related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. Such discontinued operations, including the related recourse obligations, servicing rights and the primary obligation to execute mandatory clean-up calls in certain securitization transactions were sold to a third party in 2004. These securitization trusts were not consolidated because we did not have the power to direct the activities that most significantly impact the economic performance of the trusts as we did not service the loans.
The unpaid principal receivables balances of these manufactured housing securitization transactions were $511 million and $702 million as of December 31, 2017 and 2016, respectively. On October 10, 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions. As a result of this agreement, we recognized the loan receivables and a corresponding liability on our consolidated balance sheets. During November 2017, we entered into a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we classified these loan receivables as loans held for sale on our consolidated balance sheets. As of December 31, 2017, we had $283 million of these loan receivables on our consolidated balance sheets, along with a corresponding liability, which is included as a component of other debt.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $75 million and $85 million as of December 31, 2017 and 2016, respectively. We also have credit exposure on an agreement that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our expected future obligation under this agreement included in other liabilities on our consolidated balance sheets was $10 million and $8 million as of December 31, 2017 and 2016, respectively.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the years ended December 31, 2017 and 2016, we recognized amortization of $582 million and $393 million, respectively, and tax credits of $504 million and $444 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $3.9 billion and $3.8 billion as of December 31, 2017 and 2016, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.4 billion and $1.2 billion as of December 31, 2017 and 2016, respectively. Predominantly all of this liability is expected to be paid from 2018 to 2020.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.2 billion and $3.9 billion as of December 31, 2017 and 2016, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.5 billion as of both December 31, 2017 and 2016.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.5 billion and $927 million as of December 31, 2017 and 2016, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $318 million and $187 million as of December 31, 2017 and 2016, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of December 31, 2017 and 2016. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	December 31, 2017
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,533	N/A	$14,533	N/A
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,105	$(1,844)	261	3.6 years
Core deposit intangibles	1,149	(1,133)	16	1.0 years
Other(1)	300	(156)	144	7.8 years
Total intangible assets	3,554	(3,133)	421	4.9 years
Total goodwill and intangible assets	$18,087	$(3,133)	$14,954
MSRs:
Consumer MSRs(2)	$92	N/A	$92
Commercial MSRs(2)	355	$(126)	229
Total MSRs	$447	$(126)	$321

	December 31, 2016
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,519	N/A	$14,519	N/A
Intangible assets:
PCCR intangibles	2,151	$(1,715)	436	4.4 years
Core deposit intangibles	1,391	(1,345)	46	2.0 years
Other(1)	314	(131)	183	8.7 years
Total intangible assets	3,856	(3,191)	665	5.4 years
Total goodwill and intangible assets	$18,375	$(3,191)	$15,184
MSRs:
Consumer MSRs(2)	$80	N/A	$80
Commercial MSRs(2)	276	$(82)	194
Total MSRs	$356	$(82)	$274
__________

(1)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(2)
Consumer MSRs are carried at fair value and commercial MSRs are accounted for under the amortization method on our consolidated balance sheets. We recorded $44 million and $31 million of amortization expense for the years ended December 31, 2017 and 2016, respectively.

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of December 31, 2017 and 2016. We did not recognize any goodwill impairment during 2017, 2016 or 2015.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2015	$4,997	$4,600	$4,883	$14,480
Acquisitions	36	0	18	54
Other adjustments(1)	(15)	0	0	(15)
Balance as of December 31, 2016	5,018	4,600	4,901	14,519
Acquisitions	6	0	0	6
Other adjustments(1)	8	0	0	8
Balance as of December 31, 2017	$5,032	$4,600	$4,901	$14,533
__________

(1)	Represents foreign currency translation adjustments.
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
Intangible Assets
In connection with our acquisitions, we recorded intangible assets that include PCCR intangibles, core deposit intangibles, brokerage relationship intangibles, partnership contract intangibles, other contract intangibles and trademark intangibles. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships and the core deposit intangibles reflect the estimated value of deposit relationships. There were no meaningful intangible asset impairments in 2017 or 2015. During 2016, we recorded impairment charges of $17 million related primarily to our brokerage relationship intangibles.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2017, 2016 and 2015 and the estimated future amortization expense for intangible assets as of December 31, 2017:
Table 7.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2015	$430
2016	386
2017	245
Estimated future amounts for the year ended December 31,
2018	176
2019	108
2020	57
2021	27
2022	19
Thereafter	29
Total estimated future amounts	$416

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PREMISES, EQUIPMENT AND LEASE COMMITMENTS
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2017 and 2016:
Table 8.1: Components of Premises and Equipment

	December 31,
(Dollars in millions)	2017	2016
Land	$406	$423
Buildings and improvements	3,302	2,958
Furniture and equipment	1,901	1,834
Computer software	1,753	1,681
In progress	902	591
Total premises and equipment, gross	8,264	7,487
Less: Accumulated depreciation and amortization	(4,231)	(3,812)
Total premises and equipment, net	$4,033	$3,675
Depreciation and amortization expense was $662 million, $710 million and $638 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Lease Commitments
Certain premises and equipment are leased under agreements that expire at various dates through 2071, without taking into consideration available renewal options. Many of these leases provide for payment by us, as the lessee, of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expense was $307 million, $330 million and $276 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum rental commitments as of December 31, 2017, for all non-cancellable operating leases with initial or remaining terms of one year or more are as follows:
Table 8.2: Lease Commitments

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2018	$332
2019	316
2020	300
2021	276
2022	251
Thereafter	1,177
Total	$2,652
The table above does not include minimum sublease rental income of $175 million expected to be received in future years under all non-cancellable leases.

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
We use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2017 and 2016. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The carrying value presented below for these borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 9.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2017	December 31, 2016
Deposits:
Non-interest-bearing deposits	$26,404	$25,502
Interest-bearing deposits(1)	217,298	211,266
Total deposits	$243,702	$236,768
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$576	$992
Total short-term borrowings	$576	$992

	December 31, 2017
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	December 31, 2016
Long-term debt:
Securitized debt obligations	2018 - 2025	1.33 - 2.75%	1.89	$20,010	$18,826
Senior and subordinated notes:
Fixed unsecured senior debt	2018 - 2027	1.50 - 4.75	2.72	22,776	17,546
Floating unsecured senior debt	2018 - 2023	1.83 - 2.57	2.27	3,446	1,353
Total unsecured senior debt			2.66	26,222	18,899
Fixed unsecured subordinated debt	2019 - 2026	3.38 - 8.80	4.09	4,533	4,532
Total senior and subordinated notes				30,755	23,431
Other long-term borrowings:
FHLB advances	2018 - 2023	1.38 - 5.36	1.45	8,609	17,179
Other borrowings	2018 - 2035	1.00 - 16.75	7.40	331	32
Total other long-term borrowings				8,940	17,211
Total long-term debt				$59,705	$59,468
Total short-term borrowings and long-term debt				$60,281	$60,460
__________

(1)	Includes $1.3 billion and $894 million of time deposits in denominations in excess of the $250,000 federal insurance limit as of December 31, 2017 and 2016, respectively.

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of our interest-bearing time deposits, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2017.
Table 9.2: Maturity Profile of Borrowings

(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Interest-bearing time deposits	$9,025	$7,147	$5,395	$3,851	$4,104	$158	$29,680
Securitized debt obligations	2,666	6,828	5,289	1,698	2,552	977	20,010
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	—	—	—	—	—	576
Senior and subordinated notes	4,690	5,667	4,360	3,445	2,518	10,075	30,755
Other borrowings	230	66	8,603	3	2	36	8,940
Total	$17,187	$19,708	$23,647	$8,997	$9,176	$11,246	$89,961

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage asset and liability positions and market risk exposure in accordance with market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency which we use to limit our earnings and capital ratio exposures to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. Under the Dodd-Frank Act, we are required to clear eligible derivative transactions through Central Counterparty Clearinghouses (“CCPs”) such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”), which are often referred to as “central clearinghouses.” The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business, and usually offset our exposure through derivative transactions with other counterparties.
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
We also clear certain OTC derivatives with central clearinghouses through futures commission merchants (“FCMs”) as part of the regulatory requirement. The use of the CCPs and the FCMs reduces our bilateral counterparty credit exposures while it increases our credit exposures to CCPs and FCMs. We are required by CCPs to post initial and variation margin to mitigate the risk of non-payment through our FCMs. Our FCM agreements governing these derivative transactions generally include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as a settlement of the position rather than collateral. We adopted this variation margin rule change in the second quarter of 2017. As a result, the balances for CME-cleared derivatives are reduced to reflect the settlement of these positions. Variation margin payments for LCH-cleared derivatives continued to be characterized as collateral as of December 31, 2017.
We record counterparty credit risk valuation adjustments (“CVAs”) on our derivative contracts to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contracts, collateral and creditworthiness of the counterparty. We also record debit valuation adjustments (“DVAs”) to adjust the fair value of our derivative liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve.
Accounting for Derivatives
Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives primarily consist of customer accommodation derivatives and economic hedges that do not qualify for hedge accounting.

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

•
Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in earnings. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on various variable-rate assets or liabilities. We also enter into foreign currency forward derivative contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in a foreign currency.

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

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments as of December 31, 2017 and 2016, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are presented on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged.

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2017			December 31, 2016
	Notional or Contractual Amount	Derivative(1)(4)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$56,604	$102	$164	$40,480	$295	$569
Cash flow hedges	77,300	30	125	50,400	151	287
Total interest rate contracts	133,904	132	289	90,880	446	856
Foreign exchange contracts:
Cash flow hedges	6,086	19	75	5,620	108	9
Net investment hedges	3,036	1	164	2,396	163	0
Total foreign exchange contracts	9,122	20	239	8,016	271	9
Total derivatives designated as accounting hedges	143,026	152	528	98,896	717	865
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,033	7	1	1,696	17	21
Customer accommodation	48,520	848	727	39,474	670	530
Other interest rate exposures(2)	2,824	33	7	1,105	33	8
Total interest rate contracts	52,377	888	735	42,275	720	559
Other contracts	1,209	0	5	1,767	57	14
Total derivatives not designated as accounting hedges	53,586	888	740	44,042	777	573
Total derivatives	$196,612	$1,040	$1,268	$142,938	$1,494	$1,438
Less: netting adjustment(3)		(275)	(662)		(539)	(336)
Total derivative assets/liabilities		$765	$606		$955	$1,102
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of December 31, 2017 and 2016, the cumulative CVA balances were $2 million and $6 million, respectively, and the cumulative DVA balances were less than $1 million as of both December 31, 2017 and 2016.

(2)	MSR contracts include interest rate swaps and to-be-announced contracts. Other interest rate exposures include mortgage-related derivatives.

(3)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See Table 10.2 for additional information.

(4)
Reflects an increase of derivative assets of $38 million and a reduction of derivative liabilities of $724 million on our consolidated balance sheets as of December 31, 2017 as a result of adoption of the CME variation margin rule change in the second quarter of 2017.

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
We also maintain collateral agreements with certain derivative counterparties. For bilateral derivatives, we review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard International Swaps and Derivatives Association documentation and other related agreements. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, we are subject to initial margin and daily variation margin posting with the central clearinghouses. Acceptable types of collateral are typically in the form of cash or high quality liquid securities.

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
The following table presents as of December 31, 2017 and 2016 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 10.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of December 31, 2017
Derivative assets(1)(2)	$1,040	$(202)	$(73)	$765	$0	$765
As of December 31, 2016
Derivative assets(2)	1,494	(152)	(387)	955	(11)	944

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of December 31, 2017
Derivative liabilities(1)(2)	$1,268	$(202)	$(460)	$606	$0	$606
Repurchase agreements(3)	576	0	0	576	(576)	0
As of December 31, 2016
Derivative liabilities(2)	1,438	(152)	(184)	1,102	0	1,102
Repurchase agreements	992	0	0	992	(992)	0
__________

(1)
Reflects an increase of derivative assets of $38 million and a reduction of derivative liabilities of $724 million on our consolidated balance sheets as of December 31, 2017 as a result of adoption of the CME variation margin rule change in the second quarter of 2017.

(2)
We received cash collateral from derivative counterparties totaling $91 million and $448 million as of December 31, 2017 and 2016, respectively. We also received securities from derivative counterparties with a fair value of $1 million and $16 million as of December 31, 2017 and 2016, respectively, which we have the ability to re-pledge. We posted $966 million and $1.5 billion of cash collateral as of December 31, 2017 and 2016, respectively.

(3)
Represents customer repurchase agreements that mature the next business day. As of December 31, 2017, we pledged collateral with a fair value of $588 million under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement Presentation and AOCI
Fair Value Hedges and Free-Standing Derivatives
The following table presents gains or losses related to derivatives designated as fair value hedges and free-standing derivatives for the years ended December 31, 2017, 2016 and 2015. These gains or losses are included as a component of other non-interest income in our consolidated statements of income. Accrued interest income or expense on fair value hedges is recorded in net interest income or expense in our consolidated statements of income and is excluded from this table.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Derivatives designated as fair value hedges:
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(212)	$(613)	$(66)
Gains (losses) recognized in earnings on hedged items	216	603	75
Net fair value hedge ineffectiveness gains (losses)	4	(10)	9
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	3	(1)	3
Customer accommodation	38	37	21
Other interest rate exposures	58	68	44
Total interest rate contracts	99	104	68
Other contracts	0	(9)	(2)
Total gains on derivatives not designated as accounting hedges	99	95	66
Net derivative gains recognized in earnings	$103	$85	$75

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The following table shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the years ended December 31, 2017, 2016 and 2015.
Table 10.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(113)	$(6)	$301
Foreign exchange contracts	18	3	(17)
Subtotal	(95)	(3)	284
Net investment hedges:
Foreign exchange contracts	(143)	280	83
Net derivatives gains (losses) recognized in AOCI	$(238)	$277	$367
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$91	$192	$190
Foreign exchange contracts(2)	17	3	(16)
Subtotal	108	195	174
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	2	(4)	2
Net derivative gains (losses) recognized in earnings	$110	$191	$176
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts are recorded in our consolidated statements of income in other non-interest income or other interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax losses of $17 million currently recorded in AOCI as of December 31, 2017. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of December 31, 2017. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2017 and 2016.
Table 11.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	December 31, 2017	December 31, 2016
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains or losses associated with available for sale securities, the effective portion of the changes in fair value of derivatives designated as cash flow hedges, unrealized gains and losses on securities held to maturity on the transfer date from the available for sale category and foreign currency translation adjustments. Unrealized gains and losses for securities held to maturity are amortized over the remaining life of the security with no expected impact on future net income as amortization of these gains or losses will be offset by the amortization of premium or discount created from the transfer of securities from available to sale to held to maturity. The amount of foreign currency translation adjustments below includes the impact from hedging instruments designated as net investment hedges.
The following table presents the changes in AOCI by component for the years ended December 31, 2017, 2016 and 2015.
Table 11.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive income (loss) before reclassifications	(268)	0	284	(135)	(5)	(124)
Amounts reclassified from AOCI into earnings	20	96	(174)	0	(4)	(62)
Net other comprehensive income (loss)	(248)	96	110	(135)	(9)	(186)
AOCI as of December 31, 2015	162	(725)	120	(143)	(30)	(616)
Other comprehensive income (loss) before reclassifications	(172)	0	(3)	(79)	7	(247)
Amounts reclassified from AOCI into earnings	6	104	(195)	0	(1)	(86)
Net other comprehensive income (loss)	(166)	104	(198)	(79)	6	(333)
AOCI as of December 31, 2016	(4)	(621)	(78)	(222)	(24)	(949)
Other comprehensive income (loss) before reclassifications	62	0	(95)	84	30	81
Amounts reclassified from AOCI into earnings	(41)	97	(108)	0	(6)	(58)
Net other comprehensive income (loss)	21	97	(203)	84	24	23
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the years ended December 31, 2017, 2016 and 2015.
Table 11.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2017	2016	2015
Securities available for sale:
	Non-interest income	$65	$(10)	$(32)
	Income tax provision (benefit)	24	(4)	(12)
	Net income (loss)	41	(6)	(20)
Securities held to maturity:
	Interest income	(150)	(164)	(151)
	Income tax benefit	(53)	(60)	(55)
	Net income loss	(97)	(104)	(96)
Cash flow hedges:
Interest rate contracts:	Interest income	145	306	303
Foreign exchange contracts:	Interest income	27	6	(5)
	Non-interest income	1	(2)	(21)
	Income from continuing operations before income taxes	173	310	277
	Income tax provision	65	115	103
	Net income	108	195	174
Other:
	Non-interest income and non-interest expense	9	2	5
	Income tax provision	3	1	1
	Net income	6	1	4
Total reclassifications		$58	$86	$62
The table below summarizes other comprehensive income activity and the related tax impact for the years ended December 31, 2017, 2016 and 2015.
Table 11.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2017			2016			2015
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$23	$2	$21	$(254)	$(88)	$(166)	$(393)	$(145)	$(248)
Net changes in securities held to maturity	150	53	97	164	60	104	151	55	96
Net unrealized gains (losses) on cash flow hedges	(325)	(122)	(203)	(315)	(117)	(198)	175	65	110
Foreign currency translation adjustments	3	(81)	84	86	165	(79)	(86)	49	(135)
Other	38	14	24	10	4	6	(14)	(5)	(9)
Other comprehensive income (loss)	$(111)	$(134)	$23	$(309)	$24	$(333)	$(167)	$19	$(186)

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
Bank holding companies (“BHCs”) and national banks are subject to capital adequacy standards adopted by the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (collectively, the “Federal Banking Agencies”), including the Basel III Capital Rule. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations, which require the Federal Banking Agencies to take prompt corrective action for banks that do not meet PCA capital requirements. We entered parallel run under Advanced Approaches on January 1, 2015, during which we calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continue to use the Standardized Approach for purposes of meeting regulatory capital requirements.
Under the Basel III Capital Rule, the regulatory minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations include a common equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0% and a Tier 1 leverage capital ratio of at least 4.0%. The Basel III Capital Rule introduced a supplementary leverage ratio for all Advanced Approaches banking organizations, which compares Tier 1 capital to total leverage exposure, which includes all on-balance sheet assets and certain off-balance sheet exposures, including derivatives and unused commitments. Given that we are in our Basel III Advanced Approaches parallel run, we calculate the ratio based on Tier 1 capital under the Standardized Approach. The supplementary leverage ratio minimum requirement of 3.0% became effective on January 1, 2018. As an Advanced Approaches banking organization, however, we were required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015.
For additional information about the capital adequacy guidelines we are subject to, see “Part 1—Item 1. Business—Supervision and Regulation.”

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio,where applicable, as of December 31, 2017 and 2016.
Table 12.1: Capital Ratios Under Basel III(1)

	December 31, 2017				December 31, 2016
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$30,036	10.3	4.5	N/A	$28,803	10.1	4.5	N/A
Tier 1 capital(3)	34,396	11.8	6.0	6.0	33,162	11.6	6.0	6.0
Total capital(4)	41,962	14.4	8.0	10.0	40,817	14.3	8.0	10.0
Tier 1 leverage(5)	34,396	9.9	4.0	N/A	33,162	9.9	4.0	N/A
Supplementary leverage(6)	34,396	8.4	N/A	N/A	33,162	8.6	N/A	N/A
COBNA:
Common equity Tier 1 capital(2)	14,791	14.3	4.5	6.5	11,568	12.0	4.5	6.5
Tier 1 capital(3)	14,791	14.3	6.0	8.0	11,568	12.0	6.0	8.0
Total capital(4)	17,521	16.9	8.0	10.0	14,230	14.8	8.0	10.0
Tier 1 leverage(5)	14,791	12.7	4.0	5.0	11,568	10.8	4.0	5.0
Supplementary leverage(6)	14,791	10.4	N/A	N/A	11,568	8.9	N/A	N/A
CONA:
Common equity Tier 1 capital(2)	23,771	12.2	4.5	6.5	20,670	10.6	4.5	6.5
Tier 1 capital(3)	23,771	12.2	6.0	8.0	20,670	10.6	6.0	8.0
Total capital(4)	26,214	13.4	8.0	10.0	23,117	11.8	8.0	10.0
Tier 1 leverage(5)	23,771	8.6	4.0	5.0	20,670	7.7	4.0	5.0
Supplementary leverage(6)	23,771	7.7	N/A	N/A	20,670	6.9	N/A	N/A
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
We exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well-capitalized under PCA requirements as of both December 31, 2017 and 2016.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2017, funds available for dividend payments from COBNA and CONA were $4.0 billion and $1.6 billion, respectively. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders.

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share. Dividends and undistributed earnings allocated to participating securities represent the undistributed earnings allocated to participating securities using the two-class method permitted by U.S. GAAP for computing earnings per share.
Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2017	2016	2015
Income from continuing operations, net of tax	$2,117	$3,770	$4,012
Income (loss) from discontinued operations, net of tax	(135)	(19)	38
Net income	1,982	3,751	4,050
Dividends and undistributed earnings allocated to participating securities	(13)	(24)	(20)
Preferred stock dividends	(265)	(214)	(158)
Net income available to common stockholders	$1,704	$3,513	$3,872

Total weighted-average basic shares outstanding	484.2	504.9	541.8
Effect of dilutive securities:
Stock options	2.5	2.0	2.6
Other contingently issuable shares	1.2	1.3	1.3
Warrants(1)	0.7	1.6	2.3
Total effect of dilutive securities	4.4	4.9	6.2
Total weighted-average diluted shares outstanding	488.6	509.8	548.0

Basic earnings per common share:
Net income from continuing operations	$3.80	$7.00	$7.08
Income (loss) from discontinued operations	(0.28)	(0.04)	0.07
Net income per basic common share	$3.52	$6.96	$7.15

Diluted earnings per common share:(2)
Net income from continuing operations	$3.76	$6.93	$7.00
Income (loss) from discontinued operations	(0.27)	(0.04)	0.07
Net income per diluted common share	$3.49	$6.89	$7.07
__________

(1)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). There were 1.3 million warrants to purchase common stock outstanding as of December 31, 2017 and 4.1 million warrants to purchase common stock outstanding as of both December 31, 2016 and 2015.

(2)
Excluded from the computation of diluted earnings per share were 233,000 shares related to options with exercise prices ranging from $82.08 to $86.34, 1.7 million shares related to options with exercise prices ranging from $63.73 to $88.81 and 1.9 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the years ended December 31, 2017, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

188	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2017, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 55 million common shares in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), share-settled restricted stock units (“RSUs”), performance share awards (“PSAs”) and performance share units (“PSUs”). Of this amount, approximately 15 million shares remain available for future issuance as of December 31, 2017. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units (and in the past issued cash equity units). These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan.
Total stock-based compensation expense recognized during 2017, 2016 and 2015 was $244 million, $239 million and $161 million, respectively. The total income tax benefit for stock-based compensation recognized during 2017, 2016 and 2015 was $92 million, $89 million and $61 million, respectively.
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
The following table presents a summary of 2017 activity for stock options and the balance of stock options exercisable as of December 31, 2017.
Table 14.1: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	6,985	$48.03
Granted	345	86.34
Exercised	(2,431)	51.04
Forfeited	(133)	75.48
Expired	0	0.00
Outstanding as of December 31, 2017	4,766	$48.50	4.1 years	$243
Exercisable as of December 31, 2017	3,992	$43.33	3.3 years	$225
The weighted-average fair value of stock options granted during 2017, 2016 and 2015 was $21.48, $16.36 and $15.11, respectively. The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $92 million, $31 million and $23 million, respectively. The unrecognized compensation expense related to stock options as of December 31, 2017 was $2 million, which is expected to be amortized over a weighted-average period of nine months.

189	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2017, we adopted the new accounting guidance related to employee share-based payments. As a result of the adoption of this new guidance, all excess tax benefits on share-based payment awards are recognized within income tax expense in the consolidated statements of income. The following table presents the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit for the tax deductions from the exercise of the stock options.
Table 14.2: Stock Options Cash Flow Impact

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash received for options exercised	$122	$135	$64
Tax benefit	34	12	9
Compensation expense for stock options is based on the grant date fair value, which is estimated using the Black-Scholes option-pricing model. This option pricing model requires the use of numerous assumptions, many of which are subjective. Certain stock options have discretionary vesting conditions and are remeasured at fair value each reporting period.
The following table presents the weighted-average assumptions used to value stock options granted during 2017, 2016 and 2015. Dividend yield represents the expected dividend rate over the life of the option, and expected option lives are calculated based on historical activities.
Table 14.3: Assumptions Used to Value Stock Options Granted

	Year Ended December 31,
	2017	2016	2015
Dividend yield	1.85%	2.07%	1.82%
Volatility(1)	27.00	30.00	24.00
Risk-free interest rate (U.S. Treasury yield curve)	2.30	1.64	1.55
Expected option lives	6.6 years	6.6 years	6.3 years
__________

(1)
The volatility assumption for 2017 and 2016 grants was based on the implied volatility of exchange-traded options and the historical volatility of common stock. The volatility assumption for 2015 grants was based on the implied volatility of exchange-traded options and warrants.

Restricted Stock Awards and Units
RSAs and RSUs represent share-settled awards that do not contain performance conditions and are granted to certain employees at no cost to the recipient. RSAs and RSUs generally vest over three years from the date of grant; however, some RSAs and RSUs cliff vest on or shortly after the first or third anniversary of the grant date. These awards and units are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period of time. A recipient of an RSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of an RSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of an RSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding, but is not entitled to voting rights.
Generally, the value of RSAs and RSUs will equal the fair value of our common stock on the date of grant and the expense is recognized over the vesting period.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of 2017 activity for RSAs and RSUs.
Table 14.4: Summary of Restricted Stock Awards and Units

	Restricted Stock Awards		Restricted Stock Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2017	67	$63.34	3,258	$66.72
Granted	0	N/A	1,475	86.20
Vested	(38)	64.21	(1,223)	69.03
Forfeited	(13)	69.39	(131)	75.22
Unvested as of December 31, 2017	16	$56.39	3,379	$74.06
The total fair value of RSAs that vested during 2017, 2016 and 2015 was $3 million, $21 million and $28 million, respectively. There was no unrecognized compensation expense related to unvested RSAs as of December 31, 2017.
The weighted-average grant date fair value of RSUs in 2017, 2016 and 2015 was $86.20, $65.19 and $76.15, respectively. The total fair value of RSUs that vested during 2017, 2016 and 2015 was $110 million, $42 million and $27 million, respectively. The unrecognized compensation expense related to unvested RSUs as of December 31, 2017 was $116 million, which is expected to be amortized over a weighted-average period of approximately 1.7 years.
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
The number of PSUs that step vest over three years can be reduced by 50% or 100% depending on whether specific performance goals are met during the vesting period. The number of three-year cliff vesting PSUs that will ultimately vest is contingent upon meeting specific performance goals over a three-year period. These PSUs also include an opportunity to receive from 0% to 150% of the target number of common shares.
The following table presents a summary of 2017 activity for PSAs and PSUs.
Table 14.5: Summary of Performance Share Awards and Units

	Performance Share Awards		Performance Share Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2017	6	$70.96	2,077	$69.40
Granted(1)	0	0.00	985	82.48
Vested(1)	(6)	70.96	(985)	70.05
Forfeited	0	0.00	(159)	74.34
Unvested as of December 31, 2017	0	$0.00	1,918	$75.38
__________

(1)	Granted and vested include adjustments for achievement of specific performance goals for performance share units granted in prior periods.

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of PSAs that vested during 2017 was less than $1 million, and there was no unrecognized compensation expense related to unvested PSAs as of December 31, 2017. The total fair value of PSAs that vested during 2016 and 2015 was $11 million and $30 million, respectively.
The weighted-average grant date fair value of PSUs granted during 2017, 2016 and 2015 was $82.48, $62.89 and $65.98, respectively. The total fair value of PSUs that vested on the vesting date was $90 million, $54 million and $74 million in 2017, 2016 and 2015, respectively. The unrecognized compensation expense related to unvested PSUs as of December 31, 2017 was $32 million, which is expected to be amortized over a weighted-average period of approximately 1 year.
Cash-Settled Units
Cash-settled units are recorded as liabilities and measured at fair value on a quarterly basis. Cash-settled units are settled with a cash payment for each unit vested that is equal to the average fair market value of our common stock for the 15 or 20 trading days preceding the vesting date. Cash-settled units generally vest over three years beginning on the first anniversary of the date of grant; however, some cash-settled units cliff vest shortly before the one year anniversary of the grant date or on or shortly after the third anniversary of the grant date. Cash-settled units vesting during 2017, 2016 and 2015 resulted in cash payments to associates of $42 million, $36 million and $70 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2017.
Associate Stock Purchase Plan
We maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $23 million, $18 million and $16 million in compensation expense for 2017, 2016 and 2015, respectively, under the Purchase Plan.
Under the Purchase Plan, eligible associates are permitted to contribute between 1% and 15% of their base salary through payroll deductions and receive a 17.65% Company match on the contributions. Effective January 1, 2018, the Company match on contributions is 15%. Both the associates’ contributions and the Company match are applied to the purchase of our unissued common or treasury stock at the current market price. Shares may also be acquired on the open market. Dividends for active participants are automatically reinvested in additional shares of common stock. Of the 33 million total authorized shares as of December 31, 2017, 18 million shares were available for issuance.
Dividend Reinvestment and Stock Purchase Plan
We maintain a Dividend Reinvestment and Stock Purchase Plan (“DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. Of the 8 million total authorized shares as of December 31, 2017, 7 million shares were available for issuance under the DRP.

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associates’ account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service compensation limit) less deferrals. We contributed a total of $282 million, $252 million and $234 million to these plans during the years ended December 31, 2017, 2016 and 2015, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
We sponsor a frozen qualified defined benefit pension plan and several non-qualified defined benefit pension plans. We also sponsor a plan that provides other postretirement benefits, including medical and life insurance coverage.
Our pension plans and the other postretirement benefit plans are valued using December 31, 2017 and 2016 measurement dates. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.
The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized on our consolidated balance sheets.
Table 15.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$180	$185	$39	$45
Service cost	2	2	0	0
Interest cost	7	7	2	2
Benefits paid	(18)	(14)	(3)	(3)
Net actuarial loss (gain)	7	0	(3)	(5)
Accumulated benefit obligation as of December 31,	$178	$180	$35	$39
Change in plan assets:
Fair value of plan assets as of January 1,	$226	$222	$6	$5
Actual return on plan assets	37	17	1	1
Employer contributions	1	1	2	3
Benefits paid	(18)	(14)	(3)	(3)
Fair value of plan assets as of December 31,	$246	$226	$6	$6
Over (under) funded status as of December 31,	$68	$46	$(29)	$(33)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Balance sheet presentation as of December 31,
Other assets	$80	$57	$0	$0
Other liabilities	(12)	(11)	(29)	(33)
Net amount recognized as of December 31,	$68	$46	$(29)	$(33)

193	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic benefit costs and other amounts recognized in other comprehensive income.
Table 15.2: Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
(Dollars in millions)	Defined Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$2	$2	$1	$0	$0	$0
Interest cost	7	7	8	2	2	2
Expected return on plan assets	(14)	(14)	(15)	0	0	0
Amortization of transition obligation, prior service credit and net actuarial loss (gain)	1	1	1	(6)	(6)	(4)
Net periodic benefit gain	$(4)	$(4)	$(5)	$(4)	$(4)	$(2)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain (loss)	$16	$4	$(5)	$4	$5	$7
Reclassification adjustments for amounts recognized in net periodic benefit cost	1	1	1	(6)	(6)	(4)
Total gain (loss) recognized in other comprehensive income	$17	$5	$(4)	$(2)	$(1)	$3
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of the following:
Table 15.3: Amounts Recognized in AOCI

	December 31,
	2017	2016	2017	2016
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Prior service cost	$0	$0	$(2)	$(2)
Net actuarial gain (loss)	(49)	(66)	10	12
Accumulated other comprehensive income (loss)	$(49)	$(66)	$8	$10
Pre-tax amounts recorded in AOCI as of December 31, 2017 that are expected to be recognized as a component of our net periodic benefit cost in 2018 consist of net actuarial loss of $1 million related to our pension plans and net actuarial gain of $5 million related to other postretirement plan. There is no meaningful prior service cost expected to be recognized in 2018.

194	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents weighted-average assumptions used in the accounting for the plans:
Table 15.4: Assumptions Used in the Accounting for the Plans

	December 31,
	2017	2016	2015	2017	2016	2015
	Defined Pension Benefits			Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	3.5	4.0	4.2	3.5	4.0	4.2
Assumptions for periodic benefit cost for the year ended:
Discount rate	4.0	4.2	3.9	4.0	4.2	3.9
Expected long-term rate of return on plan assets	6.5	6.5	6.5	6.5	6.5	6.5
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year:
Pre-age 65	N/A	N/A	N/A	6.5	6.7	7.0
Post-age 65	N/A	N/A	N/A	6.5	6.8	7.1
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.5	4.5	4.5
Year the rate reaches the ultimate trend rate	N/A	N/A	N/A	2037	2037	2037
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
Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The following table presents the effect of a one-percent change in the assumed health care cost trend rate on our accumulated postretirement benefit obligation. There were insignificant effects on total service and interest cost for the years ended December 31, 2017, 2016 and 2015.
Table 15.5: Sensitivity Analysis

	Year Ended December 31,
	2017		2016
(Dollars in millions)	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$3	$(3)	$4	$(4)

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets
The following table presents the plan asset allocations as of December 31, 2017 and 2016. Common collective trusts primarily consist of domestic and international equity securities.
Table 15.6: Plan Assets

	December 31,
	2017	2016
Common collective trusts	60%	62%
Corporate bonds (Standard & Poor’s (“S&P”) rating of A or higher)	6	6
Corporate bonds (S&P rating of lower than A)	14	12
Government securities	13	13
Mortgage-backed securities	5	5
Municipal bonds	0	1
Money market fund	2	1
Total	100%	100%
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
Plan assets are managed in a balanced portfolio comprised of three major components: domestic equity, international equity and domestic fixed income investments. The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of fund equity investments.
The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 39% and allowable range of 34% to 44%, international equity target of 16% and allowable range of 11% to 21%, fixed income investments target of 45% and allowable range of 35% to 55%.
Fair Value Measurement
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 17—Fair Value Measurement.” All of our plan assets measured at fair value are classified as Level 2 as of both December 31, 2017 and 2016. The common collective trusts are measured at net asset value per share, or its equivalent, as a practical expedient and therefore are not classified in the fair value hierarchy.

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 15.7: Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2017
(Dollars in millions)	Fair Value Measurement Using Level 2	Assets at Fair Value
Plan assets, at fair value:
Corporate bonds (S&P rating of A or higher)	$16	$16
Corporate bonds (S&P rating of lower than A)	35	35
Government securities	33	33
Mortgage-backed securities	12	12
Municipal bonds	1	1
Money market fund	4	4
Plan assets in fair value hierarchy	101	101
Plan assets not classified in fair value hierarchy:
Common collective trusts		151
Total plan assets, at fair value		$252

	December 31, 2016
(Dollars in millions)	Fair Value Measurement Using Level 2	Assets at Fair Value
Plan assets, at fair value:
Corporate bonds (S&P rating of A or higher)	$15	$15
Corporate bonds (S&P rating of lower than A)	29	29
Government securities	31	31
Mortgage-backed securities	11	11
Municipal bonds	1	1
Money market fund	2	2
Plan assets in fair value hierarchy	89	89
Plan assets not classified in fair value hierarchy:
Common collective trusts		143
Total plan assets, at fair value		$232
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Table 15.8: Expected Future Benefits Payments

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2018	$12	$3
2019	12	3
2020	11	3
2021	12	2
2022	11	2
2023-2027	51	10
In 2018, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—INCOME TAXES
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We record the effect of remeasuring deferred tax assets and liabilities due to a change in tax rates or laws as a component of income tax expense related to continuing operations for the period in which the change is enacted. Income tax benefits are recognized when, based on their technical merits, they are more likely than not to be sustained upon examination. The amount recognized is the largest amount of benefit that is more likely than not to be realized upon settlement.
The amounts as of and for the year ended December 31, 2017 include the estimated impacts of the Tax Act. Those impacts consist of:

•	$1.6 billion due to the revaluation of our net deferred tax assets reflecting the reduction in the U.S. corporate tax rate from 35% to 21%;

•	$125 million related to the deemed repatriation of our undistributed foreign earnings; and

•	$76 million associated with the revaluation of our investments in affordable housing projects.
The impacts of the Tax Act recorded are considered to be reasonable estimates that are provisional in nature and are subject to potential adjustment during the measurement period ending no later than December 2018. The initial accounting is incomplete as certain information was not yet available or our analysis was not yet completed due to the close proximity of the date the Tax Act was signed into law to the filing date of this Report. The additional information needed includes, but is not limited to, tax-related information pertaining to certain of our partnership investments, final computations of tax depreciation, final calculations of undistributed foreign earnings and the related foreign taxes including the filing of 2017 tax returns in foreign jurisdictions, final tax calculations for certain loan and investment adjustments, and information related to certain payment accruals that is not expected to be available until later in 2018.
The following table presents significant components of the provision for income taxes attributable to continuing operations:
Table 16.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Current income tax provision:
Federal taxes	$1,585	$2,087	$1,991
State taxes	223	209	207
International taxes	133	104	73
Total current provision	$1,941	$2,400	$2,271
Deferred income tax provision (benefit):
Federal taxes	$1,509	$(621)	$(368)
State taxes	(69)	(63)	(39)
International taxes	(6)	(2)	5
Total deferred provision (benefit)	1,434	(686)	(402)
Total income tax provision	$3,375	$1,714	$1,869
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $410 million, $287 million and $288 million in 2017, 2016 and 2015, respectively.

198	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax provision does not reflect the tax effects of items that are included in accumulated other comprehensive income, which include a tax benefit of $134 million in 2017 and tax provisions of $24 million and $19 million in 2016 and 2015, respectively. See “Note 11—Stockholders’ Equity ”for additional information. In addition, total income tax provision does not reflect tax effects associated with our employee stock-based compensation plan, which decreased our additional paid-in capital by $33 million in 2016 and increased our addition paid-in capital by $7 million in 2015. No income tax provision was recorded in additional paid-in capital in 2017 as a result of our adoption of the new accounting guidance related to employee share-based payments. See “Note 1—Summary of Significant Accounting Policies” for additional information.
The following table presents the reconciliation of the U.S. federal statutory income tax rate to effective income tax rate applicable to income from continuing operations for the years ended December 31, 2017, 2016 and 2015:
Table 16.2: Effective Income Tax Rate

	Year Ended December 31,
	2017	2016	2015
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Impacts of the Tax Act	32.2	N/A	N/A
State taxes, net of federal benefit	2.2	1.9	1.9
Low-income housing, new markets and other tax credits	(5.8)	(4.9)	(4.0)
Tax-exempt interest and other nontaxable income	(1.5)	(1.4)	(1.3)
Other, net	(0.6)	0.7	0.2
Effective income tax rate	61.5%	31.3%	31.8%
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016. The valuation allowance below represents the adjustment of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 16.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan and lease losses	$1,768	$2,350
Rewards programs	936	1,348
Security and loan valuations	424	869
Net operating loss and tax credit carryforwards	244	188
Compensation and employee benefits	208	276
Goodwill and intangibles	201	294
Unearned income	130	186
Net unrealized losses on derivatives	104	35
Representation and warranty reserve	8	234
Other assets	278	270
Subtotal	4,301	6,050
Valuation allowance	(226)	(179)
Total deferred tax assets	4,075	5,871

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	December 31, 2017	December 31, 2016
Deferred tax liabilities:
Original issue discount	703	1,012
Fixed assets and leases	168	221
Loan fees and expenses	68	84
Mortgage servicing rights	57	67
Other liabilities	215	177
Total deferred tax liabilities	1,211	1,561
Net deferred tax assets	$2,864	$4,310
Our federal net operating loss carryforwards were $15 million and $19 million as of December 31, 2017 and 2016, respectively. These operating loss carryforwards were attributable to prior acquisitions and will expire from 2018 to 2035. Under IRS rules, our ability to utilize these losses against future income is limited. Our net tax values for state operating loss carryforwards were $241 million and $182 million as of December 31, 2017 and 2016, respectively, and they will expire from 2018 to 2037.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $5 million expense for 2017, a $5 million benefit for 2016 and a $3 million benefit for 2015.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits:
Table 16.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2015	$107	$36	$143
Additions for tax positions related to prior years	38	8	46
Reductions for tax positions related to prior years due to IRS and other settlements	(15)	(11)	(26)
Balance as of December 31, 2015	130	33	163
Additions for tax positions related to prior years	0	6	6
Reductions for tax positions related to prior years due to IRS and other settlements	(45)	(15)	(60)
Balance as of December 31, 2016	85	24	109
Additions for tax positions related to prior years	5	7	12
Reductions for tax positions related to prior years due to IRS and other settlements	(4)	(2)	(6)
Balance as of December 31, 2017	$86	$29	$115
Portion of balance at December 31, 2017 that, if recognized, would impact the effective income tax rate	$68	$23	$91
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2017, the IRS completed its examination of our federal income tax returns for the tax years 2014, 2015 and 2016.
The Company entered into the IRS Compliance Assurance Process (“CAP”) for the Company’s 2014 federal income tax return. The examinations of the Company’s 2014 and 2015 returns were completed in 2017 with no adjustments proposed by the IRS. The IRS also completed its review of the Company’s 2016 return prior to filing the return in 2017 and proposed no adjustments.  The Company continued in the CAP examination process for the 2017 tax year during 2017, with a similar expectation that the IRS examination will be completed prior to the filing of its 2017 federal income tax return in 2018. The Company has been accepted into CAP for 2018. The Company has a refund claim for the taxable years 2012 and 2013 pending at the IRS Office of Appeals with respect to the proper timing for the recognition of its credit card rewards costs.

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.
The Tax Act requires that all unremitted earnings of subsidiaries operating outside the U.S. are deemed to be repatriated as of December 31, 2017. As such, a liability of $125 million has been accrued for the deemed repatriation of $1.5 billion of undistributed foreign earnings. The amount will be payable on our 2017 and 2018 tax returns. No actual distributions of these earnings have been made as of the balance sheet date. In accordance with the guidance for accounting for income taxes in special areas, these earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, there would be no additional U.S. income taxes, but certain jurisdictions may have withholding taxes payable on actual distributions.
As of December 31, 2017, U.S. income taxes of $69 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of previous mergers and acquisitions, are subject to recapture in the unlikely event that CONA, as successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

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
Groups independent of our trading and investing functions participate in the review and validation process. Tasks performed by these groups include periodic verification of fair value measurements to determine if assigned fair values are reasonable, including comparing prices from vendor pricing services to other available market information.
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
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC is only required to convene to review escalated valuation disputes.
Financial Assets and Liabilities
The following describes the valuation techniques used in estimating the fair value of our financial assets and liabilities recorded at fair value on a recurring basis or nonrecurring basis, and for financial instruments not recorded at fair value. We apply the fair value provisions to the financial instruments not recorded at fair value on the consolidated balance sheets but required to be disclosed in this note. The provisions require us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities
Quoted prices in active markets are used to measure the fair value of U.S. Treasury securities. For the majority of securities in other investment categories, we utilize multiple vendor pricing services to obtain fair value measurements. A waterfall of pricing vendors is determined in order of preference. The determination of the top ranked pricing vendor is made on an annual basis as part of an assessment of the performance of pricing services provided by the vendors. A pricing service may be considered as the preferred or primary pricing provider depending on how closely aligned its prices are to other vendor prices, and how consistent the prices are with other available market information. The price of each security is confirmed by comparing with other vendor prices before it is finalized.
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
Mortgage Servicing Rights
We record consumer MSRs at fair value on a recurring basis.We determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that we believe other market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate or option-adjusted spreads, cost to service, contractual servicing fee income, ancillary income and late fees. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. In the event we enter into an agreement with a third party to sell the MSRs, the valuation is based on the agreed upon sale price which is considered to be the exit price and such MSRs are classified as Level 2.

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retained Interests in Securitizations
We have retained interests in various mortgage securitizations from previous acquisitions. Our retained interests primarily include amounts previously funded under letters of credit to cover losses on certain manufactured housing securitizations, interest-only bonds issued by a trust and negative amortization bonds. We record these retained interests at fair value using market indications and valuation models to calculate the present value of future cash flows. The models incorporate various assumptions that market participants use in estimating future cash flows including constant prepayment rate, discount rate, default rate and loss severity. Due to the use of significant unobservable inputs, retained interests in securitizations are classified as Level 3 under the fair value hierarchy.
Deferred Compensation Plan Assets
We offer a voluntary non-qualified deferred compensation plan to eligible associates. In addition to participant deferrals, we make contributions to the plan. Participants invest these contributions in a variety of publicly traded mutual funds. The plan assets, which consist of publicly traded mutual funds, are classified as Level 1.
Other Assets
Other assets subject to nonrecurring fair value measurements primarily include foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property, other repossessed assets and long-lived assets held for sale are carried at the lower of the cost or fair value less costs to sell. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these assets are generally classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks, interest bearing deposits and other short-term investments. Cash and due from banks are generally classified as Level 1. Interest bearing deposits and other short-term investments are generally classified as Level 2, as their valuations are based on observable market inputs. Their fair value approximates carrying value.
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
Loans Held For Sale
Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. Certain commercial mortgage loans we originated with the intent to sell are sold to GSEs as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial mortgage loans, the fair value is estimated primarily using contractual prices and other market observable inputs. For residential mortgage loans classified as held for sale, the fair value is estimated using observable market prices for loans with similar characteristics as the primary component, with the secondary component derived

204	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from typical securitization activities and market conditions. Such loans are, however, valued using market price indications when available. Credit card loans held for sale are valued based on other market observable inputs. These assets are therefore classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.
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
Deposits
Non-interest-bearing deposits are classified as Level 1. Interest-bearing deposits with no stated maturities are classified as Level 2, as the fair value is equal to the amount payable on demand at the reporting date. Interest-bearing deposits with stated maturities are also classified as Level 2, as the fair value is estimated utilizing a discounted cash flow analysis using market observable inputs such as current interest rates.
Securitized Debt Obligations
We utilize multiple vendor pricing services to obtain fair value measurements for the majority of our securitized debt obligations. The pricing services use pricing models that incorporate market observable data to the extent available, such as trade, bid and other market information. We use internal pricing models such as discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where vendor pricing is not available. Securitized debt obligations are generally classified as Level 2.
Senior and Subordinated Notes
We also engage multiple vendor pricing services to estimate the fair value of senior and subordinated notes. The pricing services utilize pricing models that incorporate available trade, bid and other market information. The spread assumptions and relevant credit information are also incorporated into the pricing models. Senior and subordinated notes are generally classified as Level 2.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2017, we had minimal movements between Levels 1 and 2.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2017 and 2016.
Table 17.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2017
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,171	$0	$0	$—	$5,171
RMBS	0	27,178	614	—	27,792
CMBS	0	3,161	14	—	3,175
Other ABS	0	512	0	—	512
Other securities	320	680	5	—	1,005
Total securities available for sale	5,491	31,531	633	—	37,655
Other assets:
Derivative assets(2)	1	1,002	37	(275)	765
Other(3)	281	0	264	—	545
Total assets	$5,773	$32,533	$934	$(275)	$38,965
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1	$1,243	$24	$(662)	$606
Total liabilities	$1	$1,243	$24	$(662)	$606

	December 31, 2016
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,065	$0	$0	$—	$5,065
RMBS	0	28,731	518	—	29,249
CMBS	0	4,937	51	—	4,988
Other ABS	0	714	0	—	714
Other securities	295	417	9	—	721
Total securities available for sale	5,360	34,799	578	—	40,737
Other assets:
Derivative assets(2)	7	1,440	47	(539)	955
Other(3)	219	0	281	—	500
Total assets	$5,586	$36,239	$906	$(539)	$42,192
Liabilities:
Other liabilities:
Derivative liabilities(2)	$12	$1,397	$29	$(336)	$1,102
Total liabilities	$12	$1,397	$29	$(336)	$1,102

206	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payable and receivables for cash collateral held or placed with the same counterparty. See “Note 10—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $2 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2017 and 2016, respectively. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
Other includes consumer MSRs of $92 million and $80 million, retained interests in securitizations of $172 million and $201 million and deferred compensation plan assets of $281 million and $219 million as of December 31, 2017 and 2016, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016 and 2015. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 17.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2017(1)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2017
Securities available for sale:
RMBS	$518	$90	$(24)	$0	$(116)	$0	$(92)	$572	$(334)	$614	$19
CMBS	51	0	0	110	(50)	0	(4)	0	(93)	14	0
Other securities	9	0	0	0	0	0	(4)	0	0	5	0
Total securities available for sale	578	90	(24)	110	(166)	0	(100)	572	(427)	633	19
Other assets:
Consumer MSRs	80	(5)	0	0	(3)	27	(7)	0	0	92	(5)
Retained interest in securitizations	201	(29)	0	0	0	0	0	0	0	172	(29)
Net derivative assets (liabilities)(2)	18	0	0	0	0	46	(44)	0	(7)	13	0

207	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2016
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2016(1)

(Dollars in millions)	Balance, January 1, 2016	Included in Net Income(1) )	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2016
Securities available for sale:
RMBS	$504	$31	$9	$110	$0	$0	$(98)	$380	$(418)	$518	$32
CMBS	97	0	0	266	0	0	(14)	64	(362)	51	0
Other ABS	0	0	0	30	0	0	0	0	(30)	0	0
Other securities	14	(9)	0	14	0	0	(10)	0	0	9	0
Total securities available for sale	615	22	9	420	0	0	(122)	444	(810)	578	32
Other assets:
Consumer MSRs	68	(5)	0	0	0	23	(6)	0	0	80	(5)
Retained interest in securitizations	211	(10)	0	0	0	0	0	0	0	201	(10)
Net derivative assets (liabilities)(2)	30	(5)	0	0	0	36	(33)	0	(10)	18	(5)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2015(1)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1) )	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2015
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(1)	$6	$0	$(226)	$0	$(12)	$0	$(100)	$0	$0
RMBS	561	35	(3)	0	0	0	(63)	343	(369)	504	36
CMBS	228	0	(1)	138	0	0	(52)	0	(216)	97	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(44)	0	0
Other securities	18	0	0	4	0	0	(8)	0	0	14	0
Total securities available for sale	1,205	35	0	142	(246)	0	(135)	343	(729)	615	36
Other assets:
Consumer MSRs	53	(1)	0	0	0	22	(6)	0	0	68	(1)
Retained interest in securitizations	221	(10)	0	0	0	0	0	0	0	211	(10)
Net derivative assets (liabilities)(2)	23	5	0	0	0	29	(23)	0	(4)	30	5
__________

(1)
Gains (losses) related to Level 3 securities available for sale, consumer MSRs, retained interests in securitizations, and derivative assets and liabilities are included as a component of non-interest income in our consolidated statements of income.

(2)
Includes derivative assets and liabilities of $37 million and $24 million, respectively, as of December 31, 2017, $47 million and $29 million, respectively, as of December 31, 2016, and $57 million and $27 million, respectively, as of December 31, 2015.

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
Techniques and Inputs for Level 3 Fair Value Measurements
The following table presents the significant unobservable inputs used to determine the fair values of our Level 3 financial instruments on a recurring basis. We utilize multiple vendor pricing services to obtain fair value for our securities. Several of our vendor pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other vendor pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the securities available for sale presented below represents a composite summary of all information we are able to obtain. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

209	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 17.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$614	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-9% 0-15% 0-8% 0-90%	5% 4% 3% 62%
CMBS	14	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate	3% 0%	3% 0%
Other securities	5	Discounted cash flows	Yield	2%	2%
Other assets:
Consumer MSRs	92	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	7-30% 14% 200-1,500 bps $75-$100	16% 14% 458 bps $76
Retained interests in securitization(1)	172	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-79 2-12% 3-10% 1-6% 3-115%	N/A
Net derivative assets (liabilities)	13	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2016	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$518	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-15% 0-30% 0-16% 9-87%	5% 4% 4% 57%
CMBS	51	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate	2% 0%	2% 0%
Other securities	9	Discounted cash flows	Yield	1-2%	1%
Other assets:
Consumer MSRs	80	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	8-20% 15% 580-1,500 bps $75-$100	15% 15% 636 bps $76
Retained interests in securitization(1)	201	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-87 2-11% 4-11% 1-6% 7-102%	N/A
Net derivative assets (liabilities)	18	Discounted cash flows	Swap rates	2%	2%
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2017 and 2016, and for which a nonrecurring fair value measurement was recorded during the year then ended:
Table 17.4: Nonrecurring Fair Value Measurements

	December 31, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$182	$182
Loans held for sale	177	1	178
Other assets(1)	0	35	35
Total	$177	$218	$395

	December 31, 2016
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$587	$587
Loans held for sale	157	0	157
Other assets(1)	0	83	83
Total	$157	$670	$827
__________

(1)
Other assets includes foreclosed property and repossessed assets of $17 million and long-lived assets held for sale of $18 million as of December 31, 2017, compared to foreclosed property and repossessed assets of $43 million and long-lived assets held for sale of $40 million as of December 31, 2016.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3, as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions or other available market information. The non-recoverable rate ranged from 0% to 77%, with a weighted average of 21%, and from 0% to 73%, with a weighted average of 16%, as of December 31, 2017 and 2016, respectively. The fair value of the loans held for sale and the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2017, 2016 and 2015.
Table 17.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Loans held for investment	$(100)	$(230)	$(80)
Loans held for sale	(3)	(2)	(1)
Other assets(1)	(12)	(19)	(45)
Total	$(115)	$(251)	$(126)
__________

(1)	Other assets includes losses related to foreclosed property, repossessed assets and long-lived assets held for sale.

211	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2017 and 2016.
Table 17.6: Fair Value of Financial Instruments

	December 31, 2017
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,040	$14,040	$4,458	$9,582	$0
Restricted cash for securitization investors	312	312	312	0	0
Securities held to maturity	28,984	29,437	200	29,217	20
Net loans held for investment	246,971	251,468	0	0	251,468
Loans held for sale	971	952	0	949	3
Interest receivable	1,536	1,536	0	1,536	0
Other investments(1)	1,689	1,689	0	1,680	9
Financial liabilities:
Deposits	243,702	243,732	26,404	217,328	0
Securitized debt obligations	20,010	20,122	0	20,122	0
Senior and subordinated notes	30,755	31,392	0	31,392	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	576	0	576	0
Other borrowings(2)	8,892	8,892	0	8,892	0
Interest payable	413	413	0	413	0

	December 31, 2016
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,976	$9,976	$4,185	$5,791	$0
Restricted cash for securitization investors	2,517	2,517	2,517	0	0
Securities held to maturity	25,712	26,196	199	25,962	35
Net loans held for investment	239,083	242,935	0	0	242,935
Loans held for sale	1,043	1,038	0	1,038	0
Interest receivable	1,351	1,351	0	1,351	0
Other investments(1)	2,029	2,029	0	2,020	9
Financial liabilities:
Deposits	236,768	237,082	25,502	211,580	0
Securitized debt obligations	18,826	18,920	0	18,920	0
Senior and subordinated notes	23,431	23,774	0	23,774	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	992	992	0	992	0
Other borrowings	17,211	17,180	0	17,180	0
Interest payable	327	327	0	327	0
__________

(1)	Other investments includes FHLB, Federal Reserve stock and cost method investments. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes capital lease obligations.

212	Capital One Financial Corporation (COF)

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

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and our consumer home loan portfolio and associated servicing activities.

•
Commercial Banking: Consists of our lending, deposit gathering, capital markets and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $20 million and $2 billion.

•
Other category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. Other category also includes foreign exchange-rate fluctuations on foreign currency-denominated transactions; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges; certain material items that are non-recurring in nature; offsets related to certain line-item reclassifications; and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.

Basis of Presentation
We report the results of each of our business segments on a continuing operations basis. See “Note 2—Business Developments and Discontinued Operations” for a discussion of our discontinued operations. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.
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

213	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.

•	Provision for credit losses: The provision for credit losses is directly attributable to the business segment in accordance with the loans each business segment manages.

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

•	Loans held for investment: Loans are reported within each business segment based on product or customer type served by that business segment.

•	Deposits: Deposits are reported within each business segment based on product or customer type served by that business segment.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following tables present our business segment results for the years ended December 31, 2017, 2016 and 2015, selected balance sheet data as of December 31, 2017, 2016 and 2015, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

214	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 18.1: Segment Results and Reconciliation

	Year Ended December 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$13,648	$6,380	$2,261	$171	$22,460
Non-interest income	3,325	749	708	(5)	4,777
Total net revenue	16,973	7,129	2,969	166	27,237
Provision for credit losses	6,066	1,180	301	4	7,551
Non-interest expense	7,916	4,233	1,603	442	14,194
Income (loss) from continuing operations before income taxes	2,991	1,716	1,065	(280)	5,492
Income tax provision	1,071	626	389	1,289	3,375
Income (loss) from continuing operations, net of tax	$1,920	$1,090	$676	$(1,569)	$2,117
Loans held for investment	$114,762	$75,078	$64,575	$58	$254,473
Deposits	0	185,842	33,938	23,922	243,702

	Year Ended December 31, 2016
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$12,635	$5,829	$2,216	$193	$20,873
Non-interest income	3,380	733	578	(63)	4,628
Total net revenue	16,015	6,562	2,794	130	25,501
Provision (benefit) for credit losses	4,926	1,055	483	(5)	6,459
Non-interest expense	7,703	4,139	1,407	309	13,558
Income (loss) from continuing operations before income taxes	3,386	1,368	904	(174)	5,484
Income tax provision (benefit)	1,226	498	329	(339)	1,714
Income from continuing operations, net of tax	$2,160	$870	$575	$165	$3,770
Loans held for investment	$105,552	$73,054	$66,916	$64	$245,586
Deposits	0	181,917	33,866	20,985	236,768

	Year Ended December 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$11,161	$5,755	$1,865	$53	$18,834
Non-interest income	3,421	710	487	(39)	4,579
Total net revenue	14,582	6,465	2,352	14	23,413
Provision (benefit) for credit losses	3,417	819	302	(2)	4,536
Non-interest expense	7,502	4,026	1,156	312	12,996
Income (loss) from continuing operations before income taxes	3,663	1,620	894	(296)	5,881
Income tax provision (benefit)	1,309	586	324	(350)	1,869
Income from continuing operations, net of tax	$2,354	$1,034	$570	$54	$4,012
Loans held for investment	$96,125	$70,372	$63,266	$88	$229,851
Deposits	0	172,702	34,257	10,762	217,721
__________

(1)
Some of our commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate (35% for all periods presented), with offsetting reductions to the Other category.

215	Capital One Financial Corporation (COF)

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
We also issue letters of credit, such as financial standby, performance standby and commercial letters of credit, to meet the financing needs of our customers. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. These collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and the results of these reviews are considered in assessing the adequacy of reserves for unfunded lending commitments.
The following table presents contractual amount and carrying value of our unfunded lending commitments as of December 31, 2017 and 2016. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 19.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Standby letter of credit and commercial letter of credit(1)	$2,046	$1,936	$43	$42
Credit card lines	351,481	312,864	N/A	N/A
Other loan commitments(2)	31,840	28,402	84	98
Total unfunded lending commitments	$385,367	$343,202	$127	$140
__________

(1)	These financial guarantees have expiration dates ranging from 2018 to 2025 as of December 31, 2017.

(2)	Includes $1.0 billion and $699 million of advised lines of credit as of December 31, 2017 and 2016, respectively.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for our loss sharing agreements was $60 million and $48 million as of December 31, 2017 and 2016, respectively.

216	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to October 2017, we had an obligation to exercise mandatory clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, in the event that our third-party servicer could not fulfill its obligations. On October 10, 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions. As a result of this agreement, we recognized the loan receivables and a corresponding liability on our consolidated balance sheets. During November 2017, we entered into a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Based on the current information and estimates, we expect that we will incur a loss when each clean-up call is exercised, and have recorded a liability of $78 million associated with these clean-up call obligations as of December 31, 2017. See “Note 6—Variable Interest Entities and Securitizations” for information related to these transactions.
U.K. Payment Protection Insurance
In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. On March 2, 2017, the FCA issued a statement that sets out final rules and guidance on the PPI complaints deadline, which has been set as August 29, 2019. The statement also provides clarity on how to handle PPI complaints under s.140A of the Consumer Credit Act, including guidance on how redress for such complaints should be calculated. The final rules and guidance came into force on August 29, 2017.
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
Management’s best estimate of incurred losses related to U.K. PPI totaled $249 million and $238 million as of December 31, 2017 and December 31, 2016, respectively. In 2017, the reserve has been increased by $130 million in response to the above FCA statement and the commencement of the final rules and guidance. Other movements were due to a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of December 31, 2017 is approximately $150 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2017 is approximately $550 million, which includes estimates related to Mortgage Representation and Warranty exposure. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

217	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interchange
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
Mortgage Representation and Warranty
We face residual exposure related to subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. In connection with their sales of mortgage loans, these subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable criteria established by the purchaser, including underwriting guidelines and the existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. Each of these subsidiaries may be required to repurchase mortgage loans, or indemnify certain purchasers and others against losses they incur, in the event of certain breaches of these representations and warranties.
The substantial majority of our representation and warranty exposure has been resolved through litigation, and our remaining representation and warranty exposure is almost entirely litigation-related. Accordingly, we establish litigation reserves for representation and warranty losses that we consider to be both probable and reasonably estimable. The reserve process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. Our reserves and estimates of reasonably possible losses could be impacted by claims which may be brought by securitization trustees and sponsors, bond-insurers, investors, and GSEs, as well as claims brought by governmental agencies under the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”), the False Claims Act or other federal or state statutes.
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (“U.S. Bank Litigation”). Plaintiffs alleged, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by Syncora and CIFG. Plaintiffs sought unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. GreenPoint resolved the U.S. Bank litigation with U.S. Bank, Syncora and CIFG (and its successor) for a total of $540 million in December 2017. Included in discontinued operations is a pre-tax charge of $169 million related to this settlement, which represents amounts above previously recognized reserves.

218	Capital One Financial Corporation (COF)

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

219	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following parent company only financial statements are prepared in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 20.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Interest income	$178	$120	$120
Interest expense	381	258	185
Dividends from subsidiaries	300	3,936	450
Non-interest income (loss)	19	(13)	10
Non-interest expense	34	48	178
Income before income taxes and equity in undistributed earnings of subsidiaries	82	3,737	217
Income tax provision (benefit)	(103)	(79)	(67)
Equity in undistributed earnings of subsidiaries	1,797	(65)	3,766
Net income	1,982	3,751	4,050
Other comprehensive income (loss), net of tax	23	(333)	(186)
Comprehensive income	$2,005	$3,418	$3,864
Table 20.2: Parent Company Balance Sheets

	December 31,
(Dollars in millions)	2017	2016
Assets:
Cash and cash equivalents	$8,196	$7,296
Investments in subsidiaries	54,712	48,297
Loans to subsidiaries	548	592
Securities available for sale	907	901
Other assets	729	672
Total assets	$65,092	$57,758

Liabilities:
Senior and subordinated notes	$14,392	$8,304
Borrowings from subsidiaries	1,633	1,610
Accrued expenses and other liabilities	337	330
Total liabilities	16,362	10,244
Total stockholders’ equity	48,730	47,514
Total liabilities and stockholders’ equity	$65,092	$57,758

220	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 20.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Operating activities:
Net income	$1,982	$3,751	$4,050
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,797)	65	(3,766)
Other operating activities	327	(10)	(300)
Net cash from operating activities	512	3,806	(16)
Investing activities:
Net payments (to) from subsidiaries	(4,956)	(163)	(172)
Proceeds from paydowns and maturities of securities available for sale	130	71	65
Changes in loans to subsidiaries	44	(71)	973
Net cash from investing activities	(4,782)	(163)	866
Financing activities:
Borrowings:
Changes in borrowings from subsidiaries	23	19	18
Issuance of senior and subordinated notes	6,948	1,487	2,487
Proceeds from paydowns and maturities of senior and subordinated notes	(804)	(1,750)	(2,625)
Common stock:
Net proceeds from issuances	164	131	111
Dividends paid	(780)	(812)	(816)
Preferred stock:
Net proceeds from issuances	0	1,066	1,472
Dividends paid	(265)	(214)	(158)
Purchases of treasury stock	(240)	(3,661)	(2,441)
Proceeds from share-based payment activities	124	142	85
Net cash from financing activities	5,170	(3,592)	(1,867)
Changes in cash and cash equivalents	900	51	(1,017)
Cash and cash equivalents at beginning of year	7,296	7,245	8,262
Cash and cash equivalents at end of year	$8,196	$7,296	$7,245

221	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—RELATED PARTY TRANSACTIONS
In the ordinary course of business, we may have loans issued to our executive officers, directors and principal stockholders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

222	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2017 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

223	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2018 Annual Stockholder Meeting (“Proxy Statement”) under the headings “Corporate Governance at Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2017 fiscal year.
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

224	Capital One Financial Corporation (COF)

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
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

225	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2017
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (v) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (vi) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (vii) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (viii) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; (ix) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; and (ix) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.

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

10.1.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2006).
10.1.2	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).
10.1.3	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).
10.1.4*	Fourth Amended and Restated 2004 Stock Incentive Plan.
10.2.1	Form of Nonstatutory Stock Option Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

226	Capital One Financial Corporation (COF)

Exhibit No.	Description
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

10.2.11
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on January 29, 2015 (incorporated by reference to Exhibit 10.2.14 of the 2014 Form 10-K).

10.2.12
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on January 29, 2015 (incorporated by reference to Exhibit 10.2.15 of the 2014 Form 10-K).

10.2.13
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on January 29, 2015 (incorporated by reference to Exhibit 10.2.16 of the 2014 Form 10-K).

10.2.14
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.15
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.18 of the 2015 Form 10-K).

10.2.16
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.19 of the 2015 Form 10-K).

10.2.17
Restricted Stock Unit Award Agreement granted to Richard Scott Blackley under the Third Amended and Restated 2004 Stock Incentive Plan, dated May 9, 2016 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.2.18
Amendment 1 to Restricted Stock Award Agreement granted to Stephen S. Crawford under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.2.19
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 2, 2017 (incorporated by reference to Exhibit 10.2.19 of the 2016 Form 10-K).

10.2.20
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 2, 2017 (incorporated by reference to Exhibit 10.2.20 of the 2016 Form 10-K).

10.2.21
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 2, 2017 (incorporated by reference to Exhibit 10.2.21 of the 2016 Form 10-K).

227	Capital One Financial Corporation (COF)

Exhibit No.	Description
10.2.22*	Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Fourth Amended and Restated 2004 Stock Incentive Plan on February 1, 2018.
10.2.23*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fourth Amended and Restated 2004 Stock Incentive Plan on February 1, 2018.

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
10.3.6
Form of Restricted Stock Unit Award Agreement granted to our directors under the Third Amended and Restated 2004 Stock Incentive Plan, for awards granted on or after May 5, 2017 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2017).

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
10.8.2
Non-Competition Agreement between Capital One Financial Corporation and R. Scott Blackley (incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.8.3
Non-Competition Agreement between Capital One Financial Corporation and Noelle K. Eder (incorporated by reference to Exhibit 10.1.2 of the Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.8.4
Non-Competition Agreement between Capital One Financial Corporation and Michael J. Wassmer (incorporated by reference to Exhibit 10.1.3 of the Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.9	Offer Letter to Stephen S. Crawford dated January 31, 2013 (incorporated by reference to Exhibit 10.10.2 of the 2012 Form 10-K).
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.

228	Capital One Financial Corporation (COF)

Exhibit No.	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-K.

**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

229	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 21, 2018	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair, Chief Executive Officer and President	February 21, 2018
Richard D. Fairbank	(Principal Executive Officer)

/s/ R. SCOTT BLACKLEY	Chief Financial Officer	February 21, 2018
R. Scott Blackley	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 21, 2018
Timothy P. Golden	(Principal Accounting Officer)

/s/ ANN FRITZ HACKETT	Director	February 21, 2018
Ann Fritz Hackett

/s/ LEWIS HAY, III	Director	February 21, 2018
Lewis Hay, III

/s/ BENJAMIN P. JENKINS, III	Director	February 21, 2018
Benjamin P. Jenkins, III

/s/ PETER THOMAS KILLALEA	Director	February 21, 2018
Peter Thomas Killalea

/s/ PIERRE E. LEROY	Director	February 21, 2018
Pierre E. Leroy

/s/ PETER E. RASKIND	Director	February 21, 2018
Peter E. Raskind

/s/ MAYO A. SHATTUCK III	Director	February 21, 2018
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 21, 2018
Bradford H. Warner

/s/CATHERINE G. WEST	Director	February 21, 2018
Catherine G. West

230	Capital One Financial Corporation (COF)