Form 10-Q
period 2018-03-31
CAPITAL ONE FINANCIAL CORP
filed 2018-05-02
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______ Commission File No. 1-13300
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
As of April 30, 2018, there were 486,434,139 shares of the registrant’s Common Stock outstanding.

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of March 31, 2018 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2017 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2018, our principal subsidiaries included:

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
On November 7, 2017, we announced our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business. In the first quarter of 2018, we sold the substantial majority of the mortgage servicing rights related to loans serviced for others. We continue to service our existing home loan portfolio.
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

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2018 and 2017 and selected comparative balance sheet data as of March 31, 2018 and December 31, 2017. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2018	2017	Change
Income statement
Net interest income	$5,718	$5,474	4%
Non-interest income	1,191	1,061	12
Total net revenue	6,909	6,535	6
Provision for credit losses	1,674	1,992	(16)
Non-interest expense:
Marketing	414	396	5
Operating expenses	3,159	3,038	4
Total non-interest expense	3,573	3,434	4
Income from continuing operations before income taxes	1,662	1,109	50
Income tax provision	319	314	2
Income from continuing operations, net of tax	1,343	795	69
Income from discontinued operations, net of tax	3	15	(80)
Net income	1,346	810	66
Dividends and undistributed earnings allocated to participating securities	(10)	(5)	100
Preferred stock dividends	(52)	(53)	(2)
Net income available to common stockholders	$1,284	$752	71
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$2.63	$1.53	72%
Income from discontinued operations	0.01	0.03	(67)
Net income per basic common share	$2.64	$1.56	69
Diluted earnings per common share:
Net income from continuing operations	$2.61	$1.51	73
Income from discontinued operations	0.01	0.03	(67)
Net income per diluted common share	$2.62	$1.54	70
Weighted-average common shares outstanding (in millions):
Basic	486.9	482.3	1%
Diluted	490.8	487.9	1
Common shares outstanding (period-end, in millions)	485.9	482.8	1
Dividends declared and paid per common share	$0.40	$0.40	—
Tangible book value per common share (period-end)(1)	61.29	58.66	4
Balance sheet (average balances)
Loans held for investment	$249,726	$241,505	3%
Interest-earning assets	330,183	318,358	4
Total assets	362,049	351,641	3
Interest-bearing deposits	219,670	212,973	3
Total deposits	245,270	238,550	3
Borrowings	54,588	53,357	2
Common equity	44,670	43,833	2
Total stockholders’ equity	49,031	48,193	2

3	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2018	2017	Change

Selected performance metrics
Purchase volume(2)	$86,545	$73,197	18%
Total net revenue margin(3)	8.37%	8.21%	16	bps
Net interest margin(4)	6.93	6.88	5
Return on average assets	1.48	0.90	58
Return on average tangible assets(5)	1.55	0.95	60
Return on average common equity(6)	11.47	6.73	474
Return on average tangible common equity (“TCE”)(7)	17.32	10.37	695
Equity-to-assets ratio(8)	13.54	13.71	(17)
Non-interest expense as a percentage of average loans held for investment	5.72	5.69	3
Efficiency ratio(9)	51.72	52.55	(83)
Effective income tax rate from continuing operations	19.2	28.3	**
Net charge-offs	$1,618	$1,510	7%
Net charge-off rate(10)	2.59%	2.50%	9	bps

(Dollars in millions, except as noted)	March 31, 2018	December 31, 2017	Change
Balance sheet (period-end)
Loans held for investment	$248,256	$254,473	(2)%
Interest-earning assets	332,251	334,124	(1)
Total assets	362,857	365,693	(1)
Interest-bearing deposits	224,671	217,298	3
Total deposits	250,847	243,702	3
Borrowings	50,693	60,281	(16)
Common equity	44,842	44,370	1
Total stockholders’ equity	49,203	48,730	1
Credit quality metrics
Allowance for loan and lease losses	$7,567	$7,502	1%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	3.05%	2.95%	10	bps
30+ day performing delinquency rate	2.72	3.23	(51)
30+ day delinquency rate	2.91	3.48	(57)
Capital ratios
Common equity Tier 1 capital(11)	10.5%	10.3%	20	bps
Tier 1 capital(11)	12.0	11.8	20
Total capital(11)	14.5	14.4	10
Tier 1 leverage(11)	10.1	9.9	20
Tangible common equity(12)	8.6	8.3	30
Supplementary leverage(11)	8.6	8.4	20
Other
Employees (period end, in thousands)	47.9	49.3	(3)%
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table A —Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

(2)	Purchase volume consists of purchase transactions, net of returns, for the period in our Credit Card business, and excludes cash advance and balance transfer transactions.

(3)	Total net revenue margin is calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(4)	Net interest margin is calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

(5)
Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

4	Capital One Financial Corporation (COF)

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

(8)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(9)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(10)	Net charge-off rate is calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

(11)	Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provision. See “MD&A—Capital Management” for additional information

(12)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Not meaningful.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.3 billion ($2.62 per diluted common share) on total net revenue of $6.9 billion for the first quarter of 2018. In comparison, we reported net income of $810 million ($1.54 per diluted common share) on total net revenue of $6.5 billion for the first quarter of 2017.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 10.5% and 10.3% as of March 31, 2018 and December 31, 2017, respectively. See “MD&A—Capital Management” below for additional information.
On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 Comprehensive Capital Analysis and Review (“CCAR”) period, which ends June 30, 2018 (“2017 Stock Repurchase Program”). In the first quarter of 2018, we repurchased approximately $200 million of our common stock. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2018. These highlights are generally based on a comparison between the results of the first quarters of 2018 and 2017, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2018 compared to our financial condition and credit performance as of December 31, 2017. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

5	Capital One Financial Corporation (COF)

Total Company Performance

•	Earnings: Our net income increased by $536 million to $1.3 billion in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily driven by:

◦	higher interest income due to growth in our domestic credit card and auto loan portfolios, as well as higher yields as a result of higher interest rates; and

◦	lower provision for credit losses primarily driven by a smaller allowance build in our domestic credit card loan portfolio.
These drivers were partially offset by higher interest expense due to the net effect of higher interest rates.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $6.2 billion to $248.3 billion as of March 31, 2018 from December 31, 2017 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our commercial and auto loan portfolios.

◦
Average loans held for investment increased by $8.2 billion to $249.7 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by growth in our domestic credit card loan portfolio, largely driven by loans obtained in the Cabela’s acquisition, and growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 9 basis points to 2.59% in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by higher charge-offs due to growth and seasoning of recent domestic credit card loan originations, partially offset by loan growth.

Our 30+ day delinquency rate decreased by 57 basis points to 2.91% as of March 31, 2018 from December 31, 2017 primarily due to seasonally lower delinquency inventories in our auto and domestic credit card loan portfolios.

•	Allowance for Loan and Lease Losses: Our allowance for loan and lease losses was substantially flat at $7.6 billion as of March 31, 2018 compared to December 31, 2017.
The allowance coverage ratio increased by 10 basis points to 3.05% as of March 31, 2018 from December 31, 2017 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio.
Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2017 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K for factors that could materially influence our results.

6	Capital One Financial Corporation (COF)

Total Company Expectations
We expect that our current trajectory and the effects of the Tax Act will enable us to accelerate full-year earnings per share growth in 2018 compared to full-year earnings per share growth in 2017, excluding adjusting items and assuming no substantial adverse change in the broader economic or credit cycles. We expect that a majority of the benefit from the Tax Act will be reflected in our earnings this year. Over time, we expect that marketplace dynamics will consume a portion of the Tax Act benefits through increasing competition, including higher levels of marketing and lower prices.
We expect our annual effective income tax rate in 2018 to be around 20%, plus or minus a reasonable margin of volatility.
We expect that marketing expense in 2018 will be higher than 2017.
While our efficiency ratio may vary in any given year, over the long term, we believe that we will be able to achieve gradual improvement in our efficiency ratio driven by growth and digital productivity gains. Our long-term improvements in total efficiency ratio will largely come from an improving operating efficiency ratio.
We believe that our common equity Tier 1 capital ratio on a fully phased-in basis will trend up to around 11%.
On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018 as part of the 2017 Stock Repurchase Program. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018. In the first quarter of 2018, we repurchased approximately $200 million of our common stock. We do not expect to use any of the remaining authorization for the 2017 CCAR period. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Business Segment Expectations
Consumer Banking: In our Consumer Banking business, we expect further increases in average deposit interest rates driven by higher market rates and increasing competition for deposits. We expect that the charge-off rate in our auto finance business will increase gradually.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2018 and 2017. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2018 and 2017.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$109,502	$4,173	15.24%	$101,169	$3,790	14.98%
Consumer banking	75,104	1,286	6.85	73,510	1,190	6.48
Commercial banking(2)	65,975	683	4.14	67,503	615	3.64
Other(2)(3)	325	(8)	(9.85)	67	31	185.07
Total loans, including loans held for sale	250,906	6,134	9.78	242,249	5,626	9.29
Investment securities	69,576	452	2.60	68,418	416	2.43
Cash equivalents and other interest-earning assets	9,701	51	2.10	7,691	28	1.46
Total interest-earning assets	330,183	6,637	8.04	318,358	6,070	7.63
Cash and due from banks	3,826			3,487
Allowance for loan and lease losses	(7,503)			(6,513)
Premises and equipment, net	4,139			3,797
Other assets	31,404			32,512
Total assets	$362,049			$351,641
Liabilities and stockholders’ equity:
Interest-bearing liabilities:(3)
Deposits	$219,670	$539	0.98%	$212,973	$353	0.66%
Securitized debt obligations	19,698	107	2.17	17,176	69	1.61
Senior and subordinated notes	30,430	251	3.30	24,804	149	2.40
Other borrowings and liabilities	6,849	22	1.28	12,356	25	0.81
Total interest-bearing liabilities	276,647	919	1.33	$267,309	596	0.89
Non-interest-bearing deposits	25,600			25,577
Other liabilities	10,771			10,562
Total liabilities	313,018			303,448
Stockholders’ equity	49,031			48,193
Total liabilities and stockholders’ equity	$362,049			$351,641
Net interest income/spread		$5,718	6.71		$5,474	6.74
Impact of non-interest-bearing funding			0.22			0.14
Net interest margin			6.93%			6.88%
__________

(1)	Past due fees included in interest income totaled approximately $403 million and $384 million in the first quarters of 2018 and 2017, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% and 35% for the first quarters of 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our Commercial banking loans totaled approximately $20 million and $32 million in the first quarters of 2018 and 2017, respectively, with corresponding reductions to Other.

(3)
Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting. In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. As a result, interest income and interest expense amounts shown above for the three months ended March 31, 2018 include $1 million and $30 million, respectively, related to hedge ineffectiveness that would previously have been included in other non-interest income.

8	Capital One Financial Corporation (COF)

Net interest income increased by $244 million to $5.7 billion in the first quarter of 2018 compared to the first quarter of 2017, and net interest margin increased by 5 basis points to 6.93% in the first quarter of 2018 compared to the first quarter of 2017. These increases were primarily driven by:

•	growth in our domestic credit card and auto loan portfolios; and

•	higher yields as a result of higher interest rates.
These drivers were partially offset by higher interest expense due to the net effect of higher interest rates.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2018 vs. 2017
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$383	$317	$66
Consumer banking	96	26	70
Commercial banking(2)	68	(14)	82
Other(2)	(39)	(6)	(33)
Total loans, including loans held for sale	508	323	185
Investment securities	36	7	29
Cash equivalents and other interest-earning assets	23	8	15
Total interest income	567	338	229
Interest expense:
Deposits	186	11	175
Securitized debt obligations	38	11	27
Senior and subordinated notes	102	38	64
Other borrowings and liabilities	(3)	(11)	8
Total interest expense	323	49	274
Net interest income	$244	$289	$(45)
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

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% and 35% for the first quarters of 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

9	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2018 and 2017.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Interchange fees, net	$643	$570
Service charges and other customer-related fees	432	371
Net securities gains	8	—
Other non-interest income:
Mortgage banking revenue	38	69
Treasury and other investment income	8	14
Other	62	37
Total other non-interest income	108	120
Total non-interest income	$1,191	$1,061
Non-interest income increased by $130 million to $1.2 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by:

•	an increase in net interchange fees largely due to higher purchase volume; and

•	the absence of a build in our U.K. payment protection insurance customer refund reserve (“U.K. PPI reserve”) in the first quarter of 2018.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.7 billion and $2.0 billion in the first quarters of 2018 and 2017, respectively. The provision for credit losses as a percentage of net interest income was 29.3% and 36.4% in the first quarters of 2018 and 2017, respectively.
Our provision for credit losses decreased by $318 million in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by a smaller allowance build in our domestic credit card loan portfolio as a result of moderating impacts from growth and seasoning.
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K.

10	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2018 and 2017.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Salaries and associate benefits	$1,520	$1,471
Occupancy and equipment	490	471
Marketing	414	396
Professional services	210	247
Communications and data processing	306	288
Amortization of intangibles	44	62
Other non-interest expense:
Bankcard, regulatory and other fee assessments	169	136
Collections	108	85
Fraud losses	97	78
Other	215	200
Total other non-interest expense	589	499
Total non-interest expense	$3,573	$3,434
Non-interest expense increased by $139 million to $3.6 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure.
Income Taxes
We recorded income tax provisions of $319 million (19.2% effective income tax rate) and $314 million (28.3% effective income tax rate) in the first quarters of 2018 and 2017, respectively.
The decrease in our effective income tax rate in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the federal statutory tax rate decrease from 35% to 21% as a result of the Tax Act, partially offset by increased non-deductible expenses and other impacts of the Tax Act, as well as lower discrete tax benefits.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes” in our 2017 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $2.8 billion to $362.9 billion as of March 31, 2018 from December 31, 2017 primarily attributable to a decrease in loans held for investment driven by expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our commercial and auto loan portfolios, as well as an increase in investment securities.
Total liabilities decreased by $3.3 billion to $313.7 billion as of March 31, 2018 from December 31, 2017 primarily driven by:

•	a decrease in our Federal Home Loan Banks (“FHLB”) advances outstanding, which is included in other debt; and

•	a decrease in our securitized debt obligations.
These drivers were partially offset by an increase in our deposits.
Stockholders’ equity increased by $473 million to $49.2 billion as of March 31, 2018 from December 31, 2017 primarily due to our net income of $1.3 billion in the first quarter of 2018. This driver was partially offset by:

•	higher unrealized losses on our cash flow hedges and available for sale securities included in other comprehensive losses; and

•	treasury stock purchases and dividend payments to our stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2018. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 95% of our total investment securities as of both March 31, 2018 and December 31, 2017.
The fair value of our available for sale securities portfolio was $47.2 billion as of March 31, 2018, an increase of $9.5 billion from December 31, 2017 primarily due to a one-time transfer of held to maturity securities to available for sale as a result of our adoption of ASU No. 2017-12. The fair value of our held to maturity securities portfolio was $22.8 billion as of March 31, 2018, a decrease of $6.6 billion from December 31, 2017 primarily driven by the one-time transfer, partially offset by purchases.

11	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of March 31, 2018 and December 31, 2017.
Table 6: Investment Securities

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,246	$5,251	$5,168	$5,171
RMBS:
Agency	34,770	33,741	26,013	25,678
Non-agency	1,648	2,026	1,722	2,114
Total RMBS	36,418	35,767	27,735	27,792
Agency CMBS	4,553	4,460	3,209	3,175
Other ABS	332	330	513	512
Other securities(1)	1,350	1,347	1,003	1,005
Total investment securities available for sale	$47,899	$47,155	$37,628	$37,655

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	$200	$200	$200	$200
Agency RMBS	19,937	19,772	24,980	25,395
Agency CMBS	2,938	2,869	3,804	3,842
Total investment securities held to maturity	$23,075	$22,841	$28,984	$29,437
__________

(1)	Includes supranational bonds and foreign government bonds. In 2017, other securities also included mutual funds and other equity investments.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 97% and 96% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of March 31, 2018 and December 31, 2017, respectively, while approximately 3% was below investment grade as of both March 31, 2018 and December 31, 2017. We categorize the credit ratings of our investment securities based on the lower of credit ratings issued by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
Table 7 provides information on the credit ratings of our non-agency RMBS, other ABS and other securities in our portfolio as of March 31, 2018 and December 31, 2017.
Table 7: Non-Agency Investment Securities Credit Ratings

	March 31, 2018				December 31, 2017
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,026	—	3%	97%	$2,114	—	3%	97%
Other ABS	330	100%	—	—	512	100%	—	—
Other securities	1,347	87	13	—	1,005	71	19	10
__________

(1)	Includes investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”

12	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 8 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balances as of March 31, 2018 and December 31, 2017.
Table 8: Loans Held for Investment

	March 31, 2018			December 31, 2017
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$107,576	$5,726	$101,850	$114,762	$5,648	$109,114
Consumer Banking	74,674	1,253	73,421	75,078	1,242	73,836
Commercial Banking	65,953	587	65,366	64,575	611	63,964
Other	53	1	52	58	1	57
Total	$248,256	$7,567	$240,689	$254,473	$7,502	$246,971
Loans held for investment decreased by $6.2 billion to $248.3 billion as of March 31, 2018 from December 31, 2017 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio and run-off of our acquired home loan portfolio, partially offset by growth in our commercial and auto loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Deposits
Our deposits represent our largest source of funding for our operations and provide a consistent source of low-cost funds. Total deposits increased by $7.1 billion to $250.8 billion as of March 31, 2018 from December 31, 2017. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield in “MD&A—Liquidity Risk Profile.”
Securitized Debt Obligations
Securitized debt obligations decreased to $18.7 billion as of March 31, 2018 from $20.0 billion as of December 31, 2017 primarily driven by maturities. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes, and FHLB advances, totaled $32.0 billion as of March 31, 2018, of which $31.4 billion represented long-term debt and the remainder represented short-term borrowings. Other debt totaled $40.3 billion as of December 31, 2017, of which $39.7 billion represented long-term debt and the remainder represented short-term borrowings.
The decrease in other debt of $8.2 billion in the first quarter of 2018 was primarily attributable to a decrease in our FHLB advances outstanding. We provide additional information on our borrowings in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others.”

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2017 Form 10-K.
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
Below we summarize our business segment results for the first quarters of 2018 and 2017 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2018 compared to December 31, 2017. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments and Revenue from Contracts with Customers.” Additionally, we provide information on the outlook for each of our business segments as described above under “MD&A—Executive Summary and Business Outlook.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and net income from continuing operations, for the first quarters of 2018 and 2017. We provide information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2017 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 13—Business Segments and Revenue from Contracts with Customers” of this Report.
Table 9: Business Segment Results

	Three Months Ended March 31,
	2018				2017
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,415	64%	$707	52%	$4,084	63%	$271	34%
Consumer Banking	1,789	26	426	32	1,712	26	248	31
Commercial Banking(3)(4)	723	10	256	19	724	11	213	27
Other(3)(4)	(18)	—	(46)	(3)	15	—	63	8
Total	$6,909	100%	$1,343	100%	$6,535	100%	$795	100%

14	Capital One Financial Corporation (COF)

__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for the first quarters of 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(4)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million in revenue in our Commercial Banking business in the first quarter of 2018, with an offsetting impact to the Other category.

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $707 million and $271 million in the first quarters of 2018 and 2017, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2018	2017	Change
Selected income statement data:
Net interest income	$3,558	$3,346	6%
Non-interest income	857	738	16
Total net revenue(1)	4,415	4,084	8
Provision for credit losses	1,456	1,717	(15)
Non-interest expense	2,039	1,929	6
Income from continuing operations before income taxes	920	438	110
Income tax provision	213	167	28
Income from continuing operations, net of tax	$707	$271	161
Selected performance metrics:
Average loans held for investment(2)	$109,502	$101,169	8
Average yield on loans held for investment(3)	15.24%	14.99%	25	bps
Total net revenue margin(4)	16.13	16.14	(1)
Net charge-offs	$1,377	$1,271	8%
Net charge-off rate	5.03%	5.02%	1	bps
Purchase volume(5)	$86,545	$73,197	18%

(Dollars in millions, except as noted)	March 31, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment(2)	$107,576	$114,762	(6)%
30+ day performing delinquency rate	3.58%	3.98%	(40	)bps
30+ day delinquency rate	3.59	3.99	(40)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for loan and lease losses	$5,726	$5,648	1%
Allowance coverage ratio	5.32%	4.92%	40	bps

15	Capital One Financial Corporation (COF)

__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $335 million and $321 million in the first quarters of 2018 and 2017, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $446 million and $491 million as of March 31, 2018 and December 31, 2017, respectively.

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

(5)	Purchase volume consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.

(6)
Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.

Key factors affecting the results of our Credit Card business for the first quarter of 2018 compared to the first quarter of 2017, and changes in financial condition and credit performance between March 31, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income increased by $212 million to $3.6 billion in the first quarter of 2018 primarily driven by loan growth in our Domestic Card business, including loans obtained in the Cabela’s acquisition.

•	Non-Interest Income: Non-interest income increased by $119 million to $857 million in the first quarter of 2018 primarily driven by:

◦	an increase in net interchange fees primarily due to higher purchase volume; and

◦	the absence of a build in our U.K. PPI Reserve in the first quarter of 2018.

•
Provision for Credit Losses: The provision for credit losses decreased by $261 million to $1.5 billion in the first quarter of 2018 primarily driven by a smaller allowance build in our domestic credit card loan portfolio as a result of moderating impacts from growth and seasoning, partially offset by higher charge-offs.

•
Non-Interest Expense: Non-interest expense increased by $110 million to $2.0 billion in the first quarter of 2018, primarily driven by higher operating expenses associated with loan growth and continued investments in technology and infrastructure, as well as costs associated with the acquired Cabela’s portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $7.2 billion to $107.6 billion as of March 31, 2018 from December 31, 2017 primarily due to expected seasonal paydowns. Average loans held for investment increased by $8.3 billion to $109.5 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily due to growth in our domestic credit card loan portfolio largely driven by loans obtained in the Cabela’s acquisition.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 1 basis point to 5.03% in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by higher charge-offs due to growth and seasoning of recent domestic credit card loan originations, partially offset by loan growth.

The 30+ day delinquency rate decreased by 40 basis points to 3.59% as of March 31, 2018 from December 31, 2017 primarily driven by lower delinquency inventories partially offset by lower loan balances, both driven by expected seasonal trends in our domestic credit card loan portfolio.
Domestic Card Business
Domestic Card generated net income from continuing operations of $607 million and $278 million in the first quarters of 2018 and 2017, respectively. In the first quarters of 2018 and 2017, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.

16	Capital One Financial Corporation (COF)

Table 10.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2018	2017	Change
Selected income statement data:
Net interest income	$3,229	$3,093	4%
Non-interest income	774	699	11
Total net revenue(1)	4,003	3,792	6
Provision for credit losses	1,380	1,637	(16)
Non-interest expense	1,832	1,717	7
Income from continuing operations before income taxes	791	438	81
Income tax provision	184	160	15
Income from continuing operations, net of tax	$607	$278	118
Selected performance metrics:
Average loans held for investment(2)	$100,450	$93,034	8
Average yield on loans held for investment(3)	15.10%	15.01%	9	bps
Total net revenue margin(4)	15.94	16.30	(36)
Net charge-offs	$1,321	$1,196	10%
Net charge-off rate	5.26%	5.14%	12	bps
Purchase volume(5)	$79,194	$66,950	18%

(Dollars in millions, except as noted)	March 31, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment(2)	$98,535	$105,293	(6)%
30+ day delinquency rate	3.57%	4.01%	(44	)bps
Allowance for loan and lease losses	$5,332	$5,273	1%
Allowance coverage ratio	5.41%	5.01%	40	bps
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

(4)	Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

(5)	Purchase volume consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by:

•	lower provision for credit losses;

•	higher net interest income primarily driven by loan growth; and

•	higher non-interest income driven by an increase in net interchange fees primarily due to higher purchase volume.
These drivers were partially offset by higher non-interest expense.

17	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $426 million and $248 million in the first quarters of 2018 and 2017, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2018	2017	Change
Selected income statement data:
Net interest income	$1,615	$1,517	6%
Non-interest income	174	195	(11)
Total net revenue	1,789	1,712	4
Provision for credit losses	233	279	(16)
Non-interest expense	1,000	1,042	(4)
Income from continuing operations before income taxes	556	391	42
Income tax provision	130	143	(9)
Income from continuing operations, net of tax	$426	$248	72
Selected performance metrics:
Average loans held for investment:(1)
Auto	$54,344	$48,673	12
Home loan	17,224	21,149	(19)
Retail banking	3,429	3,509	(2)
Total consumer banking	$74,997	$73,331	2
Average yield on loans held for investment(2)	6.86%	6.48%	38	bps
Average deposits	$187,785	$183,936	2%
Average deposits interest rate	0.80%	0.57%	23	bps
Net charge-offs	$223	$218	2%
Net charge-off rate	1.19%	1.19%	—
Net charge-off rate (excluding PCI loans)	1.36	1.46	(10	)bps
Auto loan originations	$6,707	$7,025	(5)%

18	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$54,811	$53,991	2%
Home loan	16,630	17,633	(6)
Retail banking	3,233	3,454	(6)
Total consumer banking	$74,674	$75,078	(1)
30+ day performing delinquency rate	3.86%	4.76%	(90	)bps
30+ day performing delinquency rate (excluding PCI loans)	4.42	5.52	(110)
30+ day delinquency rate	4.27	5.34	(107)
30+ day delinquency rate (excluding PCI loans)	4.89	6.19	(130)
Nonperforming loan rate	0.61	0.78	(17)
Nonperforming loan rate (excluding PCI loans)	0.69	0.91	(22)
Nonperforming asset rate(3)	0.70	0.91	(21)
Nonperforming asset rate (excluding PCI loans)(3)	0.80	1.06	(26)
Allowance for loan and lease losses	$1,253	$1,242	1%
Allowance coverage ratio(4)	1.68%	1.65%	3	bps
Deposits	$193,073	$185,842	4%
__________

(1)
Average consumer banking loans held for investment includes purchased credit-impaired loans (“PCI loans”) of $9.8 billion and $13.8 billion in the first quarters of 2018 and 2017, respectively. Period-end consumer banking loans held for investment includes PCI loans with carrying values of $9.5 billion and $10.3 billion as of March 31, 2018 and December 31, 2017, respectively.

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

(4)
Excluding the impact of the PCI loan amounts in footnote 1 above, the allowance coverage ratio for our total consumer banking portfolio was 1.88% and 1.87% as of March 31, 2018 and December 31, 2017, respectively.

Key factors affecting the results of our Consumer Banking business for the first quarter of 2018 compared to the first quarter of 2017, and changes in financial condition and credit performance between March 31, 2018 and December 31, 2017 include the following:

•	Net Interest Income: Net interest income increased by $98 million to $1.6 billion in the first quarter of 2018 primarily driven by:

◦	growth in our auto loan portfolio, as well as higher loan yields as a result of higher interest rates; and

◦	higher deposit volumes and margins in our retail banking business.
Consumer Banking loan yield increased by 38 basis points to 6.86% in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by:

◦	changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and run-off of our acquired home loan portfolio; and

◦	higher yields as a result of higher interest rates.

•
Non-Interest Income: Non-interest income decreased by $21 million to $174 million in the first quarter of 2018 primarily driven by a mortgage representation and warranty reserve release in the first quarter of 2017.

•
Provision for Credit Losses: The provision for credit losses decreased by $46 million to $233 million in the first quarter of 2018 primarily driven by a smaller allowance build in our auto loan portfolio.

19	Capital One Financial Corporation (COF)

•	Non-Interest Expense: Non-interest expense was substantially flat at $1.0 billion in the first quarter of 2018 primarily driven by:

◦	lower operating expenses due to our decision to cease new originations of home loan lending products in the fourth quarter of 2017; and

◦	operating efficiencies in our retail banking business.
These drivers were largely offset by higher operating expenses driven by growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $404 million to $74.7 billion as of March 31, 2018 from December 31, 2017 driven by continued home loans run-off, offset by growth in our auto loan portfolio. Average loans held for investment increased by $1.7 billion to $75.0 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily due to growth in our auto loan portfolio, partially offset by run-off of our acquired home loan portfolio.

•	Deposits: Period-end deposits increased by $7.2 billion to $193.1 billion as of March 31, 2018 from December 31, 2017.

•	Net Charge-Off and Delinquency Metrics: The net charge-off rate was unchanged at 1.19% in the first quarter of 2018.
The 30+ day delinquency rate decreased by 107 basis points to 4.27% as of March 31, 2018 from December 31, 2017 primarily attributable to seasonally lower auto delinquency inventories.
Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees and other transactions. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Commercial Banking business generated net income from continuing operations of $256 million and $213 million in the first quarters of 2018 and 2017, respectively.

20	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2018	2017	Change
Selected income statement data:
Net interest income	$536	$566	(5)%
Non-interest income	187	158	18
Total net revenue(1)(2)	723	724	—
Benefit for credit losses(3)	(14)	(2)	**
Non-interest expense	403	391	3
Income from continuing operations before income taxes	334	335	—
Income tax provision	78	122	(36)
Income from continuing operations, net of tax	$256	$213	20
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$26,542	$26,587	—
Commercial and industrial	38,246	39,877	(4)
Total commercial lending	64,788	66,464	(3)
Small-ticket commercial real estate	393	474	(17)
Total commercial banking	$65,181	$66,938	(3)
Average yield on loans held for investment(1)(4)	4.16%	3.65%	51	bps
Average deposits	$34,057	$34,219	—
Average deposits interest rate	0.52%	0.31%	21
Net charge-offs	$19	$23	(17)%
Net charge-off rate	0.11%	0.14%	(3	)bps

(Dollars in millions, except as noted)	March 31, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$27,360	$26,150	5%
Commercial and industrial	38,208	38,025	—
Total commercial lending	65,568	64,175	2
Small-ticket commercial real estate	385	400	(4)
Total commercial banking	$65,953	$64,575	2
Nonperforming loan rate	0.47%	0.44%	3	bps
Nonperforming asset rate(5)	0.49	0.52	(3)
Allowance for loan and lease losses(3)	$587	$611	(4)%
Allowance coverage ratio	0.89%	0.95%	(6	)bps
Deposits	$34,449	$33,938	2%
Loans serviced for others	28,327	27,764	2
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for the first quarters of 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was

21	Capital One Financial Corporation (COF)

impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million in revenue in our Commercial Banking business in the first quarter of 2018, with an offsetting impact to the Other category.

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $108 million and $117 million as of March 31, 2018 and December 31, 2017, respectively.

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

**	Not meaningful.
Key factors affecting the results of our Commercial Banking business for the first quarter of 2018 compared to the first quarter of 2017, and changes in financial condition and credit performance between March 31, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income decreased by $30 million to $536 million in the first quarter of 2018 primarily driven by the impact of the reduction of the federal tax rate set forth in the Tax Act on revenue presented on a taxable-equivalent basis, partially offset by the change to include the tax benefit of losses on certain tax-advantaged investments.

•	Non-Interest Income: Non-interest income increased by $29 million to $187 million in the first quarter of 2018 primarily driven by:

◦	higher service charges and other customer-related fees as a result of increased activity across a broad range of products and services provided to our commercial customers; and

◦	sale activities in certain of our commercial and industrial loan portfolios.

•	Provision (Benefit) for Credit Losses: The benefit for credit losses was substantially flat at $14 million in the first quarter of 2018.

•	Non-Interest Expense: Non-interest expense was substantially flat at $403 million in the first quarter of 2018.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.4 billion to $66.0 billion as of March 31, 2018 from December 31, 2017 primarily driven by growth in our commercial and multifamily real estate loan portfolios.

Average loans held for investment decreased by $1.8 billion to $65.2 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily due to:

◦	paydowns in our commercial and industrial loan portfolios; and

◦	charge-offs in and the subsequent sale of the substantial majority of our taxi medallion lending portfolio.

•	Deposits: Period-end deposits increased by $511 million to $34.4 billion as of March 31, 2018 from December 31, 2017.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate remained substantially flat at 0.11% in the first quarter of 2018, and the nonperforming loan rate remained substantially flat at 0.47% as of March 31, 2018.

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

•	offsets related to certain line-item reclassifications; and

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.

22	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Change
Selected income statement data:
Net interest income	$9	$45	(80)%
Non-interest income	(27)	(30)	(10)
Total net revenue(1)(2)	(18)	15	**
Benefit for credit losses	(1)	(2)	(50)
Non-interest expense	131	72	82
Loss from continuing operations before income taxes	(148)	(55)	169
Income tax benefit	(102)	(118)	(14)
Income (loss) from continuing operations, net of tax	$(46)	$63	**
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for the first quarters of 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million in revenue in our Commercial Banking business in the first quarter of 2018, with an offsetting impact to the Other category.

**	Not meaningful.
Net loss from continuing operations recorded in the Other category was $46 million in the first quarter of 2018 compared to net income of $63 million in the first quarter of 2017. The loss in the first quarter of 2018 was primarily driven by higher interest expense due to the net effect of higher interest rates and higher communications and data processing expenses associated with continued investments in technology and infrastructure.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K.
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
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2017 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

23	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2018, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards.

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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. As of March 31, 2018, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
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

24	Capital One Financial Corporation (COF)

is uncertainty around which of those changes may be adopted in the United States and how those changes may impact the United States capital framework.
Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of March 31, 2018 and December 31, 2017.
Table 14: Capital Ratios under Basel III(1)(2)

	March 31, 2018			December 31, 2017
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	10.5%	4.5%	N/A	10.3%	4.5%	N/A
Tier 1 capital(4)	12.0	6.0	6.0%	11.8	6.0	6.0%
Total capital(5)	14.5	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(6)	10.1	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(7)	8.6	3.0	N/A	8.4	N/A	N/A
COBNA:
Common equity Tier 1 capital(3)	15.2	4.5	6.5	14.3	4.5	6.5
Tier 1 capital(4)	15.2	6.0	8.0	14.3	6.0	8.0
Total capital(5)	17.6	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(6)	13.3	4.0	5.0	12.7	4.0	5.0
Supplementary leverage(7)	10.8	3.0	N/A	10.4	N/A	N/A
CONA:
Common equity Tier 1 capital(3)	12.3	4.5	6.5	12.2	4.5	6.5
Tier 1 capital(4)	12.3	6.0	8.0	12.2	6.0	8.0
Total capital(5)	13.6	8.0	10.0	13.4	8.0	10.0
Tier 1 leverage(6)	8.9	4.0	5.0	8.6	4.0	5.0
Supplementary leverage(7)	7.9	3.0	N/A	7.7	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, such as the inclusion of the unrealized gains and losses on securities available for sale included in accumulated other comprehensive income (“AOCI”) and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 80% for 2017 and 100% for 2018. Capital requirements that are not applicable are denoted by “N/A.”

(2)
Ratios as of March 31, 2018 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2018 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both March 31, 2018 and December 31, 2017.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. The capital conservation buffer is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased in on January 1, 2019. The capital conservation buffer is 1.875% in 2018.

25	Capital One Financial Corporation (COF)

For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of March 31, 2018, the countercyclical capital buffer is zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2018, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 6.375%, 7.875% and 9.875%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of March 31, 2018, the Company and each of the Banks were all above the applicable combined thresholds.
Additionally, banks designated as global systemically important banks (“G-SIBs”) are subject to an additional regulatory capital surcharge above the combined capital conservation and countercyclical capital buffers established by the Basel III Capital Rule. We are currently not designated as a G-SIB and therefore not subject to this surcharge.
Under the Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information. Once we exit parallel run, based on clarification of the Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel III Standardized Approach ratios. However, there is uncertainty whether this will remain the case in light of potential changes to the United States capital rules.
Capital Planning and Regulatory Stress Testing
On April 5, 2018, we submitted our capital plan to the Federal Reserve as part of the 2018 CCAR cycle. The stress testing results are expected to be released by the Federal Reserve before June 30, 2018.
On December 24, 2017, using data as of June 30, 2017, we resubmitted our capital plan for the 2017 CCAR cycle. In connection with this resubmission, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ends June 30, 2018. On March 9, 2018, we received a non-objection from the Federal Reserve to our resubmitted capital plan for the 2017 CCAR process. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K.
Dividend Policy and Stock Purchases
We declared and paid common stock dividends of $0.40 per share in the first quarter of 2018. The following table summarizes the dividends declared and paid per share on our various preferred stock series in the first quarter of 2018.

26	Capital One Financial Corporation (COF)

Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2018
					Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of March 31, 2018, funds available for dividend payments from COBNA and CONA were $2.3 billion and $968 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2017 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $1.85 billion of shares of common stock beginning in the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remainder of the 2017 Stock Repurchase Program. In the first quarter of 2018, we repurchased approximately $200 million of our common stock.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds” in our 2017 Form 10-K.

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

27	Capital One Financial Corporation (COF)

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
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2017 Form 10-K.

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
Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2017 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 16 presents the composition of our portfolio of loans held for investment, including PCI loans, by portfolio segment as of March 31, 2018 and December 31, 2017. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.5 billion and $971 million as of March 31, 2018 and December 31, 2017, respectively.

28	Capital One Financial Corporation (COF)

Table 16: Loans Held for Investment Portfolio Composition

	March 31, 2018		December 31, 2017
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$98,535	39.7%	$105,293	41.4%
International card businesses	9,041	3.6	9,469	3.7
Total credit card	107,576	43.3	114,762	45.1
Consumer Banking:
Auto	54,811	22.1	53,991	21.2
Home loan	16,630	6.7	17,633	6.9
Retail banking	3,233	1.3	3,454	1.4
Total consumer banking	74,674	30.1	75,078	29.5
Commercial Banking:
Commercial and multifamily real estate	27,360	11.0	26,150	10.3
Commercial and industrial	38,208	15.4	38,025	14.9
Total commercial lending	65,568	26.4	64,175	25.2
Small-ticket commercial real estate	385	0.2	400	0.2
Total commercial banking	65,953	26.6	64,575	25.4
Other loans	53	—	58	—
Total loans held for investment	$248,256	100.0%	$254,473	100.0%
Commercial Loans
Table 17 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2018 and December 31, 2017. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 17: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2018	December 31, 2017
Real estate	42%	41%
Healthcare	13	14
Finance and insurance	13	13
Business services	5	5
Public administration	4	4
Educational services	4	4
Oil and gas	4	4
Retail trade	3	3
Construction and land	3	3
Other	9	9
Total	100%	100%
Purchased Credit-Impaired Loans
Our portfolio of loans includes certain of our consumer and commercial loans obtained in business acquisitions that were recorded at fair value at acquisition and subsequently accounted for using the guidance for accounting for PCI loans and debt securities, which is based upon expected cash flows. These PCI loans totaled $9.9 billion as of March 31, 2018 compared to $10.8 billion as of December 31, 2017.

29	Capital One Financial Corporation (COF)

The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference, or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for additional information on PCI loans that are accounted for based on expected cash flows.
Home Loans
The majority of our home loan portfolio are PCI loans from previous acquisitions, representing 57% and 58% of our total home loan portfolio as of March 31, 2018 and December 31, 2017, respectively. The expected cash flows for the PCI loans in our home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield. Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, PCI loans are not classified as delinquent or nonperforming, as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 18 presents our total home loan portfolio by lien priority for PCI loans and remaining loans.
Table 18: Home Loans—Risk Profile by Lien Priority

	March 31, 2018
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,199	37.3%	$9,265	55.7%	$15,464	93.0%
2nd lien	951	5.7	215	1.3	1,166	7.0
Total	$7,150	43.0%	$9,480	57.0%	$16,630	100.0%

	December 31, 2017
	Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,364	36.1%	$10,054	57.0%	$16,418	93.1%
2nd lien	994	5.6	221	1.3	1,215	6.9
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our accounting policies for PCI loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

30	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of March 31, 2018 and December 31, 2017.
Table 19: Credit Score Distribution

(Percentage of portfolio)	March 31, 2018	December 31, 2017
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	66%	66%
660 or below	34	34
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	51%
621-660	18	18
620 or below	31	31
Total	100%	100%
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

We present information in the sections below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio.
See “Note 4—Loans” in this Report for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
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

31	Capital One Financial Corporation (COF)

are the same for domestic credit card loans, as we continue to classify loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 20 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including PCI loans, by portfolio segment, as of March 31, 2018 and December 31, 2017.
Table 20: 30+ Day Delinquencies

	March 31, 2018				December 31, 2017
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,521	3.57%	$3,521	3.57%	$4,219	4.01%	$4,219	4.01%
International card businesses	327	3.62	342	3.78	344	3.64	359	3.80
Total credit card	3,848	3.58	3,863	3.59	4,563	3.98	4,578	3.99
Consumer Banking:
Auto	2,824	5.15	3,048	5.56	3,513	6.51	3,840	7.11
Home loan(2)	33	0.20	94	0.57	35	0.20	123	0.70
Retail banking	25	0.75	46	1.41	26	0.76	47	1.35
Total consumer banking(2)	2,882	3.86	3,188	4.27	3,574	4.76	4,010	5.34
Commercial Banking:
Commercial and multifamily real estate	21	0.08	25	0.09	69	0.26	107	0.41
Commercial and industrial	6	0.02	147	0.38	18	0.05	158	0.42
Total commercial lending	27	0.04	172	0.26	87	0.14	265	0.41
Small-ticket commercial real estate	1	0.21	5	1.42	1	0.21	7	1.55
Total commercial banking	28	0.04	177	0.27	88	0.14	272	0.42
Other loans	1	2.72	3	6.46	2	3.28	4	6.29
Total	$6,759	2.72	$7,231	2.91	$8,227	3.23	$8,864	3.48
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.

(2)
Excluding the impact of PCI loans, the 30+ day performing delinquency rate for our home loan and total consumer banking portfolios was 0.46% and 4.42%, respectively, as of March 31, 2018, and 0.48% and 5.52%, respectively, as of December 31, 2017. Excluding the impact of PCI loans, the 30+ day delinquency rate for our home loan and total consumer banking portfolios was 1.32% and 4.89%, respectively, as of March 31, 2018, and 1.67% and 6.19%, respectively, as of December 31, 2017.

32	Capital One Financial Corporation (COF)

Table 21 presents an aging and geography of 30+ day delinquent loans as of March 31, 2018 and December 31, 2017.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30-59 days	$3,262	1.31%	$3,945	1.55%
60-89 days	1,608	0.65	2,166	0.85
> 90 days	2,361	0.95	2,753	1.08
Total	$7,231	2.91%	$8,864	3.48%
Geographic region:
Domestic	$6,889	2.77%	$8,505	3.34%
International	342	0.14	359	0.14
Total	$7,231	2.91%	$8,864	3.48%
Total loans held for investment	$248,256		$254,473
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.
Table 22 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of March 31, 2018 and December 31, 2017. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,944	1.81%	$2,221	1.94%
Commercial banking	17	0.03	12	0.02
Total	$1,961	0.79	$2,233	0.88
Geographic region:
Domestic	$1,832	0.77	$2,105	0.86
International	129	1.42	128	1.35
Total	$1,961	0.79	$2,233	0.88
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed properties and repossessed assets, and the net realizable value of certain partially charged off auto loans. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

33	Capital One Financial Corporation (COF)

Table 23 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2018 and December 31, 2017. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$23	0.25%	$24	0.25%
Total credit card	23	0.02	24	0.02
Consumer Banking:
Auto	275	0.50	376	0.70
Home loan(3)	143	0.86	176	1.00
Retail banking	34	1.04	35	1.00
Total consumer banking(3)	452	0.61	587	0.78
Commercial Banking:
Commercial and multifamily real estate	4	0.01	38	0.15
Commercial and industrial	299	0.78	239	0.63
Total commercial lending	303	0.46	277	0.43
Small-ticket commercial real estate	6	1.46	7	1.65
Total commercial banking	309	0.47	284	0.44
Other loans	4	7.52	4	7.71
Total nonperforming loans held for investment(4)	$788	0.32	$899	0.35
Other nonperforming assets:(5)
Foreclosed property	$43	0.02	$88	0.03
Other assets	41	0.01	65	0.03
Total other nonperforming assets	84	0.03	153	0.06
Total nonperforming assets	$872	0.35	$1,052	0.41
__________

(1)
We recognized interest income for loans classified as nonperforming of $2 million and $3 million in the first quarters of 2018 and 2017, respectively. Interest income foregone related to nonperforming loans was $18 million and $20 million in the first quarters of 2018 and 2017, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 2.00% and 0.69%, respectively, as of March 31, 2018, compared to 2.39% and 0.91%, respectively, as of December 31, 2017.

(4)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.53% and 0.60% as of March 31, 2018 and December 31, 2017, respectively.

(5)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and total other nonperforming assets.

34	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged-off amounts as increases to the allowance for loan and lease losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 24 presents our net charge-off amounts and rates, by portfolio segment, for the first quarters of 2018 and 2017.
Table 24: Net Charge-Offs (Recoveries)

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,321	5.26%	$1,196	5.14%
International card businesses	56	2.49	75	3.69
Total credit card	1,377	5.03	1,271	5.02
Consumer Banking:
Auto	208	1.53	199	1.64
Home loan(2)	(1)	(0.03)	2	0.03
Retail banking	16	1.89	17	1.92
Total consumer banking(2)	223	1.19	218	1.19
Commercial Banking:
Commercial and multifamily real estate	—	—	—	—
Commercial and industrial	19	0.20	22	0.22
Total commercial lending	19	0.12	22	0.13
Small-ticket commercial real estate	—	(0.18)	1	1.05
Total commercial banking	19	0.11	23	0.14
Other loans	(1)	(8.45)	(2)	(10.23)
Total net charge-offs	$1,618	2.59	$1,510	2.50
Average loans held for investment	$249,726		$241,505
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net recovery rate for our home loan portfolio was 0.09% and the net charge-off rate for our total consumer banking portfolio was 1.36% for the three months ended March 31, 2018, compared to net charge-off rates for our home loan and total consumer banking portfolios of 0.08% and 1.46%, respectively, for the three months ended March 31, 2017.

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

35	Capital One Financial Corporation (COF)

Table 25 presents our recorded investment of loans modified in TDRs as of March 31, 2018 and December 31, 2017, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 25: Troubled Debt Restructurings

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$836	39.3%	$812	36.9%
Consumer banking:
Auto	432	20.3	481	21.9
Home loan	195	9.2	192	8.7
Retail banking	37	1.7	37	1.7
Total consumer banking	664	31.2	710	32.3
Commercial banking	629	29.5	679	30.8
Total	$2,129	100.0%	$2,201	100.0%
Status of TDRs:
Performing	$1,821	85.5%	$1,850	84.1%
Nonperforming	308	14.5	351	15.9
Total	$2,129	100.0%	$2,201	100.0%
In our Credit Card business, the majority of our credit card loans modified in TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The effective interest rate in effect immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, likely resulting in any loan outstanding reflected in the appropriate delinquency category, and charged off in accordance with our standard charge-off policy.
In our Consumer Banking business, the majority of our loans modified in TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of the three. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Their impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto and home loans where the collateral value is lower than the recorded investment.
In our Commercial Banking business, the majority of loans modified in TDRs receive an extension, with a portion of these loans receiving an interest rate reduction or a gross balance reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value.
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
Impaired loans totaled $2.4 billion as of both March 31, 2018 and December 31, 2017. These amounts include TDRs of $2.1 billion and $2.2 billion as of March 31, 2018 and December 31, 2017, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

36	Capital One Financial Corporation (COF)

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent to our held for investment portfolio as of each balance sheet date. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses under “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K.
Table 26 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the first quarters of 2018 and 2017, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

37	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(1,697)	(128)	(1,825)	(410)	—	(21)	(431)	(21)	1	(2,276)
Recoveries	376	72	448	202	1	5	208	2	—	658
Net charge-offs	(1,321)	(56)	(1,377)	(208)	1	(16)	(223)	(19)	1	(1,618)
Provision (benefit) for loan and lease losses	1,380	76	1,456	226	(6)	14	234	(5)	(1)	1,684
Allowance build (release) for loan and lease losses	59	20	79	18	(5)	(2)	11	(24)	—	66
Other changes(2)	—	(1)	(1)	—	—	—	—	—	—	(1)
Balance as of March 31, 2018	5,332	394	5,726	1,137	53	63	1,253	587	1	7,567
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Benefit for losses on unfunded lending commitments	—	—	—	—	—	(1)	(1)	(9)	—	(10)
Balance as of March 31, 2018	—	—	—	—	—	6	6	108	—	114
Combined allowance and reserve as of March 31, 2018	$5,332	$394	$5,726	$1,137	$53	$69	$1,259	$695	$1	$7,681

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(1,484)	(117)	(1,601)	(339)	(4)	(21)	(364)	(26)	—	(1,991)
Recoveries	288	42	330	140	2	4	146	3	2	481
Net charge-offs	(1,196)	(75)	(1,271)	(199)	(2)	(17)	(218)	(23)	2	(1,510)
Provision (benefit) for loan and lease losses	1,637	80	1,717	270	(3)	12	279	(6)	(2)	1,988
Allowance build (release) for loan and lease losses	441	5	446	71	(5)	(5)	61	(29)	—	478
Other changes(2)	—	6	6	—	—	—	—	(3)	—	3
Balance as of March 31, 2017	4,670	388	5,058	1,028	60	75	1,163	761	2	6,984
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	4	—	4
Balance as of March 31, 2017	—	—	—	—	—	7	7	133	—	140
Combined allowance and reserve as of March 31, 2017	$4,670	$388	$5,058	$1,028	$60	$82	$1,170	$894	$2	$7,124
__________

(1)	Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

38	Capital One Financial Corporation (COF)

Table 27 presents the allowance coverage ratios as of March 31, 2018 and December 31, 2017.
Table 27: Allowance Coverage Ratios

	March 31, 2018	December 31, 2017
Total allowance coverage ratio	3.05%	2.95%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	148.21	123.36
Consumer banking (30+ day delinquent loans)	39.32	30.95
Commercial banking (nonperforming loans)	190.38	215.14
__________

(1)
Allowance coverage ratios by loan category are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category.

Our allowance for loan and lease losses was substantially flat at $7.6 billion as of March 31, 2018 compared to December 31, 2017.
The allowance coverage ratio increased by 10 basis points to 3.05% as of March 31, 2018 from December 31, 2017 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio.

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
Table 28 below presents the composition of our liquidity reserves as of March 31, 2018 and December 31, 2017.
Table 28: Liquidity Reserves

(Dollars in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$14,008	$14,040
Investment securities portfolio:
Investment securities available for sale, at fair value	47,155	37,655
Investment securities held to maturity, at fair value	22,841	29,437
Total investment securities portfolio	69,996	67,092
FHLB borrowing capacity secured by loans	23,585	20,927
Outstanding FHLB advances and letters of credit secured by loans	(483)	(9,115)
Investment securities encumbered for Public Funds and others	(8,828)	(8,619)
Total liquidity reserves	$98,278	$84,325
Our liquidity reserves increased by $14.0 billion to $98.3 billion as of March 31, 2018 from December 31, 2017 primarily attributable to a decrease in our FHLB advances outstanding, as well as an increase in our investment securities portfolio. See “MD&A—Risk Management” in our 2017 Form 10-K for additional information on our management of liquidity risk.

39	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) issued by the Federal Banking Agencies. The LCR Rule required us to calculate the LCR daily starting July 1, 2016. At March 31, 2018, we exceeded the fully phased-in LCR requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information.
Borrowing Capacity
We filed a shelf registration statement with the SEC in March 2018, which expires in March 2021. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. We also filed a shelf registration statement with the SEC in January 2016, which expires in January 2019 and allows us to periodically offer and sell up to $23 billion of securitized debt obligations from our credit card loan securitization trust.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances. As of March 31, 2018, we had a maximum borrowing capacity of $23.6 billion, of which $23.1 billion was still available to us to borrow. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $30 million and $360 million as of March 31, 2018 and December 31, 2017, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $6.7 billion as of March 31, 2018. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.3 billion and $1.2 billion as of March 31, 2018 and December 31, 2017, respectively.
Funding
The Company’s primary source of funding comes from deposits, which provide a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the issuance of senior and subordinated notes, securitized debt obligations and brokered deposits, as well as federal funds purchased and securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.
Deposits
Table 29 provides the composition of deposits as of March 31, 2018 and December 31, 2017, as well as a comparison of average balances, interest expense and average deposit interest rates for the three months ended March 31, 2018 and 2017.
Table 29: Deposits Composition and Average Deposits Interest Rates

(Dollars in millions)	March 31, 2018	December 31, 2017
Non-interest-bearing deposits	$26,176	$26,404
Interest-bearing checking accounts(1)	42,268	42,938
Saving deposits(2)	151,383	144,309
Time deposits less than $100,000	25,419	25,350
Total core deposits	245,246	239,001
Time deposits of $100,000 or more	5,287	4,330
Foreign deposits	314	371
Total deposits	$250,847	$243,702

40	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
	2018			2017
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$42,107	$58	0.56%	$45,706	$54	0.48%
Saving deposits(2)	147,212	335	0.92	145,496	225	0.63
Time deposits less than $100,000	25,293	127	2.04	18,261	63	1.39
Total interest-bearing core deposits	214,612	520	0.98	209,463	342	0.66
Time deposits of $100,000 or more	4,673	19	1.66	3,026	11	1.42
Foreign deposits	385	—	0.44	484	—	0.37
Total interest-bearing deposits	$219,670	$539	0.98	$212,973	$353	0.66
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
Our deposits include brokered deposits, which we obtained through third-party intermediaries. Those brokered deposits are reported as interest-bearing checking, saving deposits and time deposits in the above table and totaled $24.4 billion and $25.1 billion as of March 31, 2018 and December 31, 2017, respectively.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of both March 31, 2018 and December 31, 2017. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information.
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, increased by $80 million to $656 million as of March 31, 2018 from December 31, 2017.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $9.7 billion to $50.0 billion as of March 31, 2018 from December 31, 2017, primarily attributable to a decrease in our FHLB advances outstanding, as well as maturities of our securitized debt obligations.
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2018 and 2017.
Table 30: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Securitized debt obligations	—	$3,000	$1,250	$3,283
Senior and subordinated notes	$3,250	4,000	2,600	976
FHLB advances	—	—	8,605	14,750
Total	$3,250	$7,000	$12,455	$19,009

41	Capital One Financial Corporation (COF)

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
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2018 and December 31, 2017.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2018			December 31, 2017
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of April 30, 2018, S&P and Fitch Ratings (“Fitch”) have us on a stable outlook. On November 8, 2017, Moody’s affirmed our senior unsecured long-term debt credit ratings and revised our outlook from stable to negative.

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

42	Capital One Financial Corporation (COF)

We measure our total exposure from non-dollar-denominated intercompany borrowings to our international businesses by regularly tracking the value of the loans made to our foreign operations and the associated forward foreign currency derivative contracts we use to hedge them. We apply a 1% U.S. dollar appreciation shock against these exposures to measure the impact to our consolidated statements of income from foreign exchange transaction risk. The intercompany borrowings to our international businesses were 736 million GBP and 741 million GBP as of March 31, 2018 and December 31, 2017, respectively, and 6.0 billion CAD and 6.4 billion CAD as of March 31, 2018 and December 31, 2017, respectively.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both March 31, 2018 and December 31, 2017, and 1.1 billion CAD and 1.0 billion CAD as of March 31, 2018 and December 31, 2017, respectively.
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
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions. Derivatives are the primary tools that we use for managing interest rate and foreign exchange risk. Use of derivatives is included in our current market risk management policies. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $204.9 billion as of March 31, 2018 from $196.6 billion as of December 31, 2017 primarily driven by an increase in our hedging activities.
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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Due to recent increases in interest rates, we have incorporated a 150-basis points decline scenario into our interest rate sensitivity analysis. We use this 150-basis points decrease as our largest magnitude declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 150-basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.

43	Capital One Financial Corporation (COF)

Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points, -100 basis points and -150 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, our net interest income remains mostly unchanged in the +50, -50 and -100 basis points scenarios and decreases slightly in the -150, +100 and +200 basis points scenarios.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measures are calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points, -100 basis points and -150 basis points to spot rates, with the lower rate scenario limited to zero as described above.
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

44	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of March 31, 2018 and December 31, 2017.
Table 32: Interest Rate Sensitivity Analysis

	March 31, 2018	December 31, 2017
Estimated impact on projected baseline net interest income:
+200 basis points	(0.6)%	(0.8)%
+100 basis points	(0.7)	(0.3)
+50 basis points	(0.3)	—
–50 basis points	0.1	(0.3)
–100 basis points	(0.1)	(1.3)
–150 basis points	(1.2)	N/A
Estimated impact on economic value of equity:
+200 basis points	(8.2)	(7.5)
+100 basis points	(3.7)	(3.1)
+50 basis points	(1.7)	(1.2)
–50 basis points	0.8	0.1
–100 basis points	0.5	(1.5)
–150 basis points	(1.5)	N/A
In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions, the potential impact of alternative interest rate scenarios, such as stressed rate shocks, as well as steepening and flattening yield curve scenarios.
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

45	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
On April 10, 2018, the Federal Reserve issued a proposed rule that would implement a firm-specific “stress capital buffer” requirement and a “stress leverage buffer” requirement. Under the proposal, a firm’s stress capital buffer would have a floor of 2.5% of total risk-weighted assets, replacing the existing 2.5% capital conservation buffer, and would equal, as a percentage of total risk-weighted assets, the sum of (i) the difference between a firm’s starting common equity Tier 1 capital ratio and the low point under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the firm’s projected four quarters of common stock dividends to risk-weighted assets as projected under CCAR (for the fourth to seventh quarters of the planning horizon). A firm’s new “Standardized Approach capital conservation buffer” would include its stress capital buffer, any G-SIB surcharge, and any applicable countercyclical capital buffer (currently set at zero in the United States). As proposed, the consequences of breaching the stress capital buffer requirement are consistent with the current capital conservation buffer framework and would result in increasingly strict limitations on capital distributions and discretionary bonus payments as the firm’s Standardized Approach capital ratios decline below the firm’s Standardized Approach capital conservation buffer requirement. The proposal also replaces the current CCAR post-stress leverage ratio requirement with a stress leverage buffer requirement, which would be equal to the sum of (i) the difference between the firm’s starting and lowest projected Tier 1 leverage ratios under the severely adverse scenario in CCAR plus (ii) the ratio of the same four quarters of projected dividend payments as for the stress capital buffer to the leverage ratio denominator. Additionally, the proposal would modify certain CCAR assumptions by revising the capital actions assumption to require prefunding of only four quarters of dividends (no repurchases or redemptions), assume a generally static balance sheet under stress (and no changes in risk-weighted assets and leverage ratio denominator) and remove the 30% dividend payout ratio limitation. Further, the proposed stress buffer requirements would eliminate the CCAR quantitative objection, but the proposal would preserve the qualitative objection for “large and complex firms” (including Capital One) and firms subject to supervision by the Large Institution Supervision Coordinating Committee (so-called “LISCC” firms, including G-SIBs).
On April 13, 2018, the Federal Banking Agencies released a joint notice of proposed rulemaking including banking organizations’ implementation of the current expected credit loss (“CECL”) model. The proposal addresses the regulatory capital treatment of credit loss allowances under the CECL model and would allow banking organizations to phase in the day-one regulatory capital effects of CECL adoption over three years. The proposal would revise the regulatory capital rules and other rules to take into consideration the new accounting standard. Specifically, the proposal would revise the banking agencies’ regulatory capital rules to identify which credit loss allowances under the new accounting standard are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The proposal also would amend certain regulatory disclosure requirements to reflect applicable changes under the CECL model. In addition, the banking agencies are proposing to make amendments to their stress testing regulations so that covered banking organizations that have adopted the CECL model would not include the effect of the CECL model on their provisioning for purposes of stress testing until the 2020 stress test cycle. Finally, the banking agencies are proposing to make conforming amendments to their other regulations that reference credit loss allowances.
We provide additional information on our Supervision and Regulation in our 2017 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

46	Capital One Financial Corporation (COF)

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

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

47	Capital One Financial Corporation (COF)

•
our ability to develop and adapt to rapid changes in digital technology to address the needs of our customers and comply with applicable regulatory standards, including our increasing reliance on third party infrastructure and compliance with data protection and privacy standards;

•	the effectiveness of our risk management strategies;

•	our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	the extensive use, reliability and accuracy of the models and data we rely on in our business;

•	our ability to recruit and retain talented and experienced personnel;

•	the impact from, and our ability to respond to, natural disasters and other catastrophic events;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees, business partners or third parties;

•	merchants’ increasing focus on the fees charged by credit card networks; and

•	other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

48	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
We include certain non-GAAP measures in the following table. We consider these metrics to be key financial performance measures that management uses in assessing capital adequacy and the level of returns generated. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, our measures may not be comparable to similarly-titled measures reported by other companies. These non-GAAP measures are individually identified and calculations are explained in footnotes below the table. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP.
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions, except as noted)	March 31, 2018	December 31, 2017
Tangible Common Equity (Period-End)
Stockholders’ equity	$49,203	$48,730
Goodwill and intangible assets(1)	(15,063)	(15,106)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$29,780	$29,264
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$49,031	$50,710
Goodwill and intangible assets(1)	(15,092)	(15,223)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$29,579	$31,127
Tangible Assets (Period-End)
Total assets	$362,857	$365,693
Goodwill and intangible assets(1)	(15,063)	(15,106)
Tangible assets	$347,794	$350,587
Tangible Assets (Quarterly Average)
Total assets	$362,049	$363,045
Goodwill and intangible assets(1)	(15,092)	(15,223)
Tangible assets	$346,957	$347,822
Non-GAAP Ratio
TCE(2)	8.6%	8.3%
Capital Ratios(3)
Common equity Tier 1 capital(4)	10.5%	10.3%
Tier 1 capital(5)	12.0	11.8
Total capital(6)	14.5	14.4
Tier 1 leverage(7)	10.1	9.9
Supplementary leverage(8)	8.6	8.4
Regulatory Capital Metrics
Risk-weighted assets(9)	$291,346	$292,225
Adjusted average assets(7)	347,287	348,424
Total leverage exposure for supplementary leverage ratio	407,429	407,832

49	Capital One Financial Corporation (COF)

(Dollars in millions)	March 31, 2018	December 31, 2017
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$46,441	$45,296
Adjustments:
AOCI(10)(11)	(1,599)	(808)
Goodwill, net of related deferred tax liabilities	(14,379)	(14,380)
Intangible assets, net of related deferred tax liabilities(11)	(371)	(330)
Other	620	258
Common equity Tier 1 capital	30,712	30,036
Tier 1 capital instruments	4,360	4,360
Additional Tier 1 capital adjustments	1	—
Tier 1 capital	35,073	34,396
Tier 2 capital instruments	3,496	3,865
Qualifying allowance for loan and lease losses	3,690	3,701
Tier 2 capital	7,186	7,566
Total capital	$42,259	$41,962
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

(3)
Ratios as of March 31, 2018 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2018 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Includes credit and market risk weighted assets.

(10)	Amounts presented are net of tax.

(11)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 80% for 2017 and 100% for 2018.

50	Capital One Financial Corporation (COF)

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
CECL: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. This guidance is effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019.
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
Credit risk: The risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

51	Capital One Financial Corporation (COF)

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
Foreign currency derivative contracts: Agreements to exchange contractual amounts of one currency for another currency at one or more future dates.
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
LCR Rule: In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III Liquidity Coverage Ratio in the United States. The LCR is calculated by dividing the amount of an institution’s unencumbered high-quality liquid assets by its estimated net cash outflow, as defined and calculated in accordance with the LCR Rule.
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

52	Capital One Financial Corporation (COF)

Liquidity risk: The risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time period.
Loan-to-value (“LTV”) ratio: The relationship, expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (e.g., residential real estate, autos, etc.) securing the loan.
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
Purchase volume: Consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.
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

53	Capital One Financial Corporation (COF)

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

54	Capital One Financial Corporation (COF)

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
FCA: Financial Conduct Authority
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FFIEC: Federal Financial Institutions Examination Council
FHFA: Federal Housing Finance Agency
FHLB: Federal Home Loan Banks
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act

55	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

56	Capital One Financial Corporation (COF)

57	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2018	2017
Interest income:
Loans, including loans held for sale	$6,134	$5,626
Investment securities	452	416
Other	51	28
Total interest income	6,637	6,070
Interest expense:
Deposits	539	353
Securitized debt obligations	107	69
Senior and subordinated notes	251	149
Other borrowings	22	25
Total interest expense	919	596
Net interest income	5,718	5,474
Provision for credit losses	1,674	1,992
Net interest income after provision for credit losses	4,044	3,482
Non-interest income:
Interchange fees, net	643	570
Service charges and other customer-related fees	432	371
Net securities gains	8	0
Other	108	120
Total non-interest income	1,191	1,061
Non-interest expense:
Salaries and associate benefits	1,520	1,471
Occupancy and equipment	490	471
Marketing	414	396
Professional services	210	247
Communications and data processing	306	288
Amortization of intangibles	44	62
Other	589	499
Total non-interest expense	3,573	3,434
Income from continuing operations before income taxes	1,662	1,109
Income tax provision	319	314
Income from continuing operations, net of tax	1,343	795
Income from discontinued operations, net of tax	3	15
Net income	1,346	810
Dividends and undistributed earnings allocated to participating securities	(10)	(5)
Preferred stock dividends	(52)	(53)
Net income available to common stockholders	$1,284	$752
Basic earnings per common share:
Net income from continuing operations	$2.63	$1.53
Income from discontinued operations	0.01	0.03
Net income per basic common share	$2.64	$1.56
Diluted earnings per common share:
Net income from continuing operations	$2.61	$1.51
Income from discontinued operations	0.01	0.03
Net income per diluted common share	$2.62	$1.54
Dividends declared and paid per common share	$0.40	$0.40

See Notes to Consolidated Financial Statements.
58	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net income	$1,346	$810
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(585)	36
Net changes in securities held to maturity	425	23
Net unrealized losses on cash flow hedges	(318)	(66)
Foreign currency translation adjustments	7	17
Other	(1)	5
Other comprehensive income (loss), net of tax	(472)	15
Comprehensive income	$874	$825

See Notes to Consolidated Financial Statements.
59	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,220	$4,458
Interest-bearing deposits and other short-term investments	9,788	9,582
Total cash and cash equivalents	14,008	14,040
Restricted cash for securitization investors	309	312
Investment securities:
Securities available for sale	47,155	37,655
Securities held to maturity	23,075	28,984
Total investment securities	70,230	66,639
Loans held for investment:
Unsecuritized loans held for investment	213,313	218,806
Loans held in consolidated trusts	34,943	35,667
Total loans held for investment	248,256	254,473
Allowance for loan and lease losses	(7,567)	(7,502)
Net loans held for investment	240,689	246,971
Loans held for sale, at lower of cost or fair value	1,498	971
Premises and equipment, net	4,055	4,033
Interest receivable	1,496	1,536
Goodwill	14,536	14,533
Other assets	16,036	16,658
Total assets	$362,857	$365,693

Liabilities:
Interest payable	$353	$413
Deposits:
Non-interest-bearing deposits	26,176	26,404
Interest-bearing deposits	224,671	217,298
Total deposits	250,847	243,702
Securitized debt obligations	18,665	20,010
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	656	576
Senior and subordinated notes	31,051	30,755
Other borrowings	321	8,940
Total other debt	32,028	40,271
Other liabilities	11,761	12,567
Total liabilities	313,654	316,963
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both March 31, 2018 and December 31, 2017)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 664,876,051 and 661,724,927 shares issued as of March 31, 2018 and December 31, 2017, respectively, 485,879,230 and 485,525,340 shares outstanding as of March 31, 2018 and December 31, 2017, respectively)	7	7
Additional paid-in capital, net	31,779	31,656
Retained earnings	31,996	30,700
Accumulated other comprehensive loss	(1,599)	(926)
Treasury stock, at cost (par value $.01 per share; 178,996,821 and 176,199,587 shares as of March 31, 2018 and December 31, 2017, respectively)	(12,980)	(12,707)
Total stockholders’ equity	49,203	48,730
Total liabilities and stockholders’ equity	$362,857	$365,693

See Notes to Consolidated Financial Statements.
60	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						1,346	(472)		874
Dividends—common stock			22,467	0	2	(199)			(197)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(273)	(273)
Issuances of common stock and restricted stock, net of forfeitures			2,452,786	0	49				49
Exercises of stock options and warrants			675,871	0	14				14
Compensation expense for restricted stock awards, restricted stock units and stock options					58				58
Balance as of March 31, 2018	4,475,000	$0	664,876,051	$7	$31,779	$31,996	$(1,599)	$(12,980)	$49,203

See Notes to Consolidated Financial Statements.
61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Operating activities:
Income from continuing operations, net of tax	$1,343	$795
Income from discontinued operations, net of tax	3	15
Net income	1,346	810
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,674	1,992
Depreciation and amortization, net	550	566
Deferred tax provision (benefit)	40	(137)
Net (gains) losses on sales of securities available for sale	(8)	0
Gain on sales of loans held for sale	(27)	(10)
Stock-based compensation expense	67	77
Loans held for sale:
Originations and purchases	(1,916)	(1,931)
Proceeds from sales and paydowns	1,273	2,250
Changes in operating assets and liabilities:
Changes in interest receivable	40	(17)
Changes in other assets	267	1,091
Changes in interest payable	(60)	(67)
Changes in other liabilities	(1,639)	(1,450)
Net change from discontinued operations	0	(11)
Net cash from operating activities	1,607	3,163
Investing activities:
Securities available for sale:
Purchases	(3,838)	(5,246)
Proceeds from paydowns and maturities	1,819	1,832
Proceeds from sales	1,058	2,888
Securities held to maturity:
Purchases	(3,239)	(1,047)
Proceeds from paydowns and maturities	541	586
Loans:
Net changes in loans held for investment	3,989	2,910
Principal recoveries of loans previously charged off	658	481
Net purchases of premises and equipment	(205)	(222)
Net cash from other investing activities	(101)	(104)
Net cash from investing activities	682	2,078

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Financing activities:
Deposits and borrowings:
Changes in deposits	$7,290	$4,407
Issuance of securitized debt obligations	0	2,992
Maturities and paydowns of securitized debt obligations	(1,250)	(3,283)
Issuance of senior and subordinated notes and long-term FHLB advances	3,234	3,984
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(11,206)	(15,727)
Changes in other borrowings	67	54
Common stock:
Net proceeds from issuances	49	41
Dividends paid	(197)	(195)
Preferred stock:
Dividends paid	(52)	(53)
Purchases of treasury stock	(273)	(218)
Proceeds from share-based payment activities	14	65
Net cash from financing activities	(2,324)	(7,933)
Changes in cash, cash equivalents and restricted cash for securitization investors	(35)	(2,692)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	14,352	12,493
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$14,317	$9,801
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$177	$140
Interest paid	936	702
Income tax paid	53	34

See Notes to Consolidated Financial Statements.
62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2018, our principal subsidiaries included:

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
Our principal operations are currently organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions, if any, into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Basis of Presentation and Use of Estimates
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information. Certain prior period amounts have been reclassified to conform to the current period presentation.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”).

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Adopted Accounting Standards
Accounting Implications of the Tax Cuts and Jobs Act
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU codifies into existing U.S. GAAP the SEC Staff views expressed in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This guidance addresses situations where an entity’s accounting for the income tax effects of the Tax Act is incomplete upon issuance of the entity’s financial statements for the reporting period in which the Tax Act was enacted. In accordance with this guidance, we included certain provisional amounts for these effects in our consolidated financial statements as of and for the year ended December 31, 2017. See “MD&A—Accounting Changes and Developments” in our 2017 Form 10-K for more information. We continue to assess information relating to such provisional amounts including regulatory guidance, repatriation tax impacts to other jurisdictions, and other information. We expect to finalize our assessment and record any required adjustments to provisional amounts by December 2018. In the first quarter of 2018, we did not have any significant measurement period adjustments.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded in income tax from continuing operations in the period of enactment. This requirement applies even in situations in which the related income tax effects of items in accumulated other comprehensive income (“AOCI”) were originally recognized in other comprehensive income (rather than in income from continuing operations), which results in certain tax effects being stranded in AOCI. This ASU allows a one-time reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, this ASU requires entities to disclose their accounting policy for releasing stranded tax effects from AOCI, for which ours is to release the effects using a portfolio approach. This ASU provides entities the option to apply the guidance retrospectively or in the period of adoption. We early adopted this ASU in the first quarter of 2018, resulting in a decrease to AOCI and an increase to retained earnings of $173 million. Our reclassification included the effects of the reduction in the federal corporate income tax rate enacted by the Tax Act and the resulting impacts on the federal benefit of deducting state income taxes.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends hedge accounting guidance to better align hedge accounting with risk management activities, while reducing the complexity of applying and reporting on hedge accounting. Under this ASU, the concept of separately measuring and reporting hedge ineffectiveness has been eliminated and entities are required to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. In addition, for a closed pool of pre-payable financial assets, entities will be able to hedge an amount that is not expected to be affected by prepayments, defaults and other events under the “last-of-layer” method. The guidance permits a one-time reclassification of debt securities eligible to be hedged under the “last-of-layer” method from held to maturity to available for sale upon adoption.
We early adopted this ASU in the first quarter of 2018 under the prescribed modified retrospective transition method. As permitted by this ASU, and in order to optimize the investment portfolio management for capital and risk management considerations, we made a one-time election to transfer $9.0 billion of held to maturity securities eligible to be hedged under the “last-of-layer” method to the available for sale category, resulting in an increase to AOCI of $107 million. See “Note 3—Investment Securities” and “Note 9—Derivative Instruments and Hedging Activities” for additional information on the impacts of the transfer, as well as the disclosures required under the new guidance.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies certain issues related to classification within the statement of cash flows with the objective of reducing existing diversity in practice. We adopted this ASU in the first quarter of 2018 under the retrospective transition method and our adoption did not have a material impact to our consolidated financial statements.

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The primary impact of this ASU to us is the requirement to measure equity investments at fair value with changes in fair value recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a measurement alternative can be elected). We adopted this ASU in the first quarter of 2018 under the modified retrospective method and our adoption did not have a material impact on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 was amended through subsequent accounting standard updates that resulted in technical corrections, improvements and a one-year deferral of the effective date to January 1, 2018. Topic 606, as amended, is applicable to all entities and replaced significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Entities were given an option to apply either a full or modified retrospective method of adoption. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. We determined interchange fees earned on credit and debit card transactions, net of any related customer rewards, are in the scope of the amended guidance. We assessed the impact of the new guidance by evaluating our contracts, identifying our performance obligations, determining when the performance obligations were satisfied to allow us to recognize revenue and determining the amount of revenue to recognize. As a result of this analysis, we determined our recognition, measurement and presentation of interchange fees net of customer rewards costs will not change. We adopted this guidance in the first quarter of 2018 under the modified retrospective transition method and our adoption did not have a material impact to our consolidated financial statements. See “Note 13—Business Segments and Revenue from Contracts with Customers” for the new disclosures required under this guidance.
Recently Issued but Not Yet Adopted Accounting Standards
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on its effective date.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this ASU is intended to reduce the cost and complexity of testing goodwill for impairment by eliminating the second step from the current goodwill impairment test. Under the existing guidance, the first step compares a reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting. Under the new guidance, any impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. This guidance is effective for us on January 1, 2020, with early adoption permitted, using the prospective method of adoption. We are currently evaluating the overall impact of early adopting this ASU.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. The CECL model is applicable to financial assets measured at amortized cost, net investments in leases that are not accounted for at fair value through net income and certain off-balance sheet arrangements. The CECL model will replace our current accounting for purchased credit-impaired (“PCI”) and impaired loans. This ASU also amends the available for sale (“AFS”) debt securities other-than-temporary impairment (“OTTI”) model. Credit losses (and subsequent recoveries) on AFS debt securities will be recorded through an allowance approach, rather than the current U.S. GAAP practice of permanent write-downs for credit losses and accreting positive changes through interest income over time.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize right of use assets and lease liabilities on their consolidated balance sheets and disclose key information about all their leasing arrangements, with certain practical expedients. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on the effective date. We are currently in the process of reviewing lease contracts, implementing a new lease accounting and administration software solution, establishing new processes and internal controls and evaluating the impact of various accounting policy elections. Upon adoption, we expect to record a right of use asset and a corresponding lease liability for our operating leases where we are the lessee. The potential impact on our consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $2.7 billion as of December 31, 2017, as disclosed in “Note 8—Premises, Equipment and Lease Commitments” of our 2017 Form 10-K. We do not expect material changes to the recognition of operating lease expense in our consolidated statements of income.

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BUSINESS DEVELOPMENTS AND DISCONTINUED OPERATIONS
Business Developments
Restructuring Activities
We periodically initiate restructuring activities to support business strategies and enhance our overall operational efficiency. These restructuring activities have primarily consisted of exiting certain business locations and activities as well as the realignment of resources supporting various businesses, including the decisions within our Consumer Banking business to sell our online retail brokerage business in the first quarter of 2018 and to cease new originations of home loan lending products in the fourth quarter of 2017. The charges incurred as a result of these restructuring activities have primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, which are included in salaries and associate benefits within non-interest expense in our consolidated statements of income, as well as impairment of certain assets related to business locations and activities being exited, which are generally included in occupancy and equipment within non-interest expense.
For the three months ended March 31, 2018, we recognized restructuring charges of $19 million, which are reflected in the Other category of our business segment results. We had a liability of $69 million associated with restructuring activities, which is recorded in other liabilities on our consolidated balance sheets as of March 31, 2018. There were no significant restructuring charges incurred for the three months ended March 31, 2017. As of March 31, 2018, our online retail brokerage business had liabilities held for sale primarily consisting of customer deposits of $1.6 billion. When the transaction closes, we will transfer these customer deposits and an equal cash amount to the third-party purchaser.
Discontinued Operations
Our discontinued operations consist of the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Although the manufactured housing operations were sold to a third party in 2004 prior to our acquisition of North Fork, we acquired certain retained interests and obligations related to those operations as part of the acquisition. Separately, in the third quarter of 2007 we closed the mortgage origination operations of the wholesale mortgage banking unit. The results of both the wholesale banking unit and the manufactured housing operations have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statements of income. For the three months ended March 31, 2018 and 2017, income from discontinued operations, net of tax, was $3 million and $15 million, respectively.
As of March 31, 2018, we had no significant continuing involvement in the operations of our wholesale mortgage banking unit.
In the fourth quarter of 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain manufactured housing securitization transactions. See “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others” for information associated with GreenPoint Credit, LLC manufactured housing operations and our mortgage representation and warranty exposure.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 95% of our total investment securities as of both March 31, 2018 and December 31, 2017.
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. See “Note 1—Summary of Significant Accounting Policies” and “Note 10—Stockholders’ Equity” for more information.
The table below presents an overview of our investment securities portfolio as of March 31, 2018 and December 31, 2017.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	March 31, 2018	December 31, 2017
Securities available for sale, at fair value	$47,155	$37,655
Securities held to maturity, at carrying value	23,075	28,984
Total investment securities	$70,230	$66,639
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2018 and December 31, 2017.
Table 3.2: Investment Securities Available for Sale

	March 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,246	$24	$(19)	$5,251
RMBS:
Agency	34,770	47	(1,076)	33,741
Non-agency	1,648	379	(1)	2,026
Total RMBS	36,418	426	(1,077)	35,767
Agency CMBS	4,553	6	(99)	4,460
Other ABS	332	0	(2)	330
Other securities(2)	1,350	4	(7)	1,347
Total investment securities available for sale	$47,899	$460	$(1,204)	$47,155

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,168	$11	$(8)	$5,171
RMBS:
Agency	26,013	67	(402)	25,678
Non-agency	1,722	393	(1)	2,114
Total RMBS	27,735	460	(403)	27,792
Agency CMBS	3,209	10	(44)	3,175
Other ABS	513	0	(1)	512
Other securities(2)	1,003	4	(2)	1,005
Total investment securities available for sale	$37,628	$485	$(458)	$37,655
__________

(1)	Includes non-credit-related OTTI that is recorded in AOCI of $1 million as of both March 31, 2018 and December 31, 2017. Substantially all of this amount is related to non-agency RMBS.

(2)	Includes supranational bonds and foreign government bonds. In 2017, other securities also included mutual funds and other equity investments.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of March 31, 2018 and December 31, 2017.
Table 3.3: Investment Securities Held to Maturity

	March 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200	$0	$200	$0	$0	$200
Agency RMBS	20,203	(266)	19,937	219	(384)	19,772
Agency CMBS	2,952	(14)	2,938	9	(78)	2,869
Total investment securities held to maturity	$23,355	$(280)	$23,075	$228	$(462)	$22,841

	December 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200	$0	$200	$0	$0	$200
Agency RMBS	25,741	(761)	24,980	565	(150)	25,395
Agency CMBS	3,882	(78)	3,804	70	(32)	3,842
Total investment securities held to maturity	$29,823	$(839)	$28,984	$635	$(182)	$29,437
__________

(1)
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. These securities had $535 million pre-tax ($407 million after-tax) of unrealized losses in AOCI prior to the transfer. See “Note 10—Stockholders’ Equity” for more information.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017.
Table 3.4: Securities in a Gross Unrealized Loss Position

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,456	$(19)	$0	$0	$2,456	$(19)
RMBS:
Agency	18,430	(590)	12,028	(486)	30,458	(1,076)
Non-agency	10	0	10	(1)	20	(1)
Total RMBS	18,440	(590)	12,038	(487)	30,478	(1,077)
Agency CMBS	2,462	(50)	1,179	(49)	3,641	(99)
Other ABS	129	(1)	87	(1)	216	(2)
Other securities	816	(7)	0	0	816	(7)
Total investment securities available for sale in a gross unrealized loss position	$24,303	$(667)	$13,304	$(537)	$37,607	$(1,204)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,031	$(8)	$0	$0	$2,031	$(8)
RMBS:
Agency	8,192	(67)	13,175	(335)	21,367	(402)
Non-agency	10	0	10	(1)	20	(1)
Total RMBS	8,202	(67)	13,185	(336)	21,387	(403)
Agency CMBS	880	(8)	1,236	(36)	2,116	(44)
Other ABS	130	0	95	(1)	225	(1)
Other securities	371	(2)	0	0	371	(2)
Total investment securities available for sale in a gross unrealized loss position	$11,614	$(85)	$14,516	$(373)	$26,130	$(458)
As of March 31, 2018, the amortized cost of approximately 1,320 securities available for sale exceeded their fair value by $1.2 billion, of which $537 million related to securities that had been in a loss position for 12 months or longer. As of March 31, 2018, the carrying value of approximately 340 securities classified as held to maturity exceeded their fair value by $462 million.

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of March 31, 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 3.5: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2018
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$199	$1,226	$3,826	$0	$5,251
RMBS(1):
Agency	5	33	594	33,109	33,741
Non-agency	0	0	0	2,026	2,026
Total RMBS	5	33	594	35,135	35,767
Agency CMBS(1)	0	1,842	967	1,651	4,460
Other ABS(1)	0	301	0	29	330
Other securities	207	596	542	2	1,347
Total securities available for sale	$411	$3,998	$5,929	$36,817	$47,155
Amortized cost of securities available for sale	$412	$4,036	$5,932	$37,519	$47,899
Weighted-average yield for securities available for sale	1.05%	2.04%	1.88%	2.80%	2.61%
Carrying value of securities held to maturity:
U.S. Treasury securities	$200	$0	$0	$0	$200
Agency RMBS(1)	0	0	56	19,881	19,937
Agency CMBS(1)	0	0	289	2,649	2,938
Total securities held to maturity	$200	$0	$345	$22,530	$23,075
Fair value of securities held to maturity	$200	$0	$346	$22,295	$22,841
Weighted-average yield for securities held to maturity	1.11%	0.00%	3.06%	3.05%	3.04%
__________

(1)	As of March 31, 2018, weighted-average expected maturities of RMBS, CMBS and other ABS are 6.5 years, 5.6 years and 1.2 years, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of March 31, 2018, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale for the three months ended March 31, 2018 and 2017. There were no OTTI losses recognized in earnings in the periods presented below. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.6: Realized Gains and Losses on Securities

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Realized gains (losses):
Gross realized gains	$8	$5
Gross realized losses	0	(5)
Net securities gains (losses)	$8	$0
Total proceeds from sales	$1,058	$2,888
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $145 million and $206 million for the three months ended March 31, 2018 and 2017, respectively.
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $4.4 billion and $2.8 billion as of March 31, 2018 and December 31, 2017, respectively. We also pledged securities held to maturity with a carrying value of $4.8 billion and $5.7 billion as of March 31, 2018 and December 31, 2017, respectively. We accepted pledges of securities with a fair value of $1 million as of both March 31, 2018 and December 31, 2017, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of March 31, 2018 and December 31, 2017.
Table 3.7: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	March 31, 2018	December 31, 2017
Outstanding balance	$2,039	$2,131
Carrying value	1,772	1,843

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three months ended March 31, 2018.
Table 3.8: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended March 31, 2018
Accretable yield as of December 31, 2017	$826
Accretion recognized in earnings	(39)
Reduction due to payoffs, disposals, transfers and other	(1)
Net reclassifications from nonaccretable difference	8
Accretable yield as of March 31, 2018	$794

73	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes certain consumer and commercial loans acquired through business combinations that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which are referred to as PCI loans. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for additional information on the accounting guidance for these loans.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of March 31, 2018 and December 31, 2017. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$95,014	$966	$740	$1,815	$3,521	$0	$98,535
International card businesses	8,699	129	79	134	342	0	9,041
Total credit card	103,713	1,095	819	1,949	3,863	0	107,576
Consumer Banking:
Auto	51,763	2,088	764	196	3,048	0	54,811
Home loan	7,056	33	13	48	94	9,480	16,630
Retail banking	3,171	21	9	16	46	16	3,233
Total consumer banking	61,990	2,142	786	260	3,188	9,496	74,674
Commercial Banking:
Commercial and multifamily real estate	27,311	5	0	20	25	24	27,360
Commercial and industrial	37,646	18	2	127	147	415	38,208
Total commercial lending	64,957	23	2	147	172	439	65,568
Small-ticket commercial real estate	380	1	0	4	5	0	385
Total commercial banking	65,337	24	2	151	177	439	65,953
Other loans	50	1	1	1	3	0	53
Total loans(1)	$231,090	$3,262	$1,608	$2,361	$7,231	$9,935	$248,256
% of Total loans	93.09%	1.31%	0.65%	0.95%	2.91%	4.00%	100.00%

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$101,072	$1,211	$915	$2,093	$4,219	$2	$105,293
International card businesses	9,110	144	81	134	359	0	9,469
Total credit card	110,182	1,355	996	2,227	4,578	2	114,762
Consumer Banking:
Auto	50,151	2,483	1,060	297	3,840	0	53,991
Home loan	7,235	37	16	70	123	10,275	17,633
Retail banking	3,389	24	5	18	47	18	3,454
Total consumer banking	60,775	2,544	1,081	385	4,010	10,293	75,078
Commercial Banking:
Commercial and multifamily real estate	26,018	41	17	49	107	25	26,150
Commercial and industrial	37,412	1	70	87	158	455	38,025
Total commercial lending	63,430	42	87	136	265	480	64,175
Small-ticket commercial real estate	393	2	1	4	7	0	400
Total commercial banking	63,823	44	88	140	272	480	64,575
Other loans	54	2	1	1	4	0	58
Total loans(1)	$234,834	$3,945	$2,166	$2,753	$8,864	$10,775	$254,473
% of Total loans	92.29%	1.55%	0.85%	1.08%	3.48%	4.23%	100.00%
__________

(1)
Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $796 million and $773 million as of March 31, 2018 and December 31, 2017, respectively.

We pledged loan collateral of $31.6 billion and $27.3 billion to secure the majority of our FHLB borrowing capacity of $23.6 billion and $21.0 billion as of March 31, 2018 and December 31, 2017, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of March 31, 2018 and December 31, 2017. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2018		December 31, 2017
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,815	N/A	$2,093	N/A
International card businesses	129	$23	128	$24
Total credit card	1,944	23	2,221	24
Consumer Banking:
Auto	0	275	0	376
Home loan	0	143	0	176
Retail banking	0	34	0	35
Total consumer banking	0	452	0	587

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018		December 31, 2017
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$16	$4	$12	$38
Commercial and industrial	1	299	0	239
Total commercial lending	17	303	12	277
Small-ticket commercial real estate	0	6	0	7
Total commercial banking	17	309	12	284
Other loans	0	4	0	4
Total	$1,961	$788	$2,233	$899
% of Total loans	0.79%	0.32%	0.88%	0.35%
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
The table below displays the geographic profile of our credit card loan portfolio as of March 31, 2018 and December 31, 2017.
Table 4.3: Credit Card Risk Profile by Geographic Region

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$10,799	10.0%	$11,475	10.0%
Texas	7,453	6.9	7,847	6.8
New York	6,839	6.4	7,389	6.4
Florida	6,421	6.0	6,790	5.9
Illinois	4,399	4.1	4,734	4.1
Pennsylvania	4,207	3.9	4,550	4.0
Ohio	3,616	3.4	3,929	3.4
New Jersey	3,361	3.1	3,621	3.2
Michigan	3,260	3.0	3,523	3.1
Other	48,180	44.8	51,435	44.8
Total domestic credit card	98,535	91.6	105,293	91.7
International card businesses:
Canada	5,815	5.4	6,286	5.5
United Kingdom	3,226	3.0	3,183	2.8
Total international card businesses	9,041	8.4	9,469	8.3
Total credit card	$107,576	100.0%	$114,762	100.0%

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs for the three months ended March 31, 2018 and 2017.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:(1)
Domestic credit card	$1,321	5.26%	$1,196	5.14%
International card businesses	56	2.49	75	3.69
Total credit card	$1,377	5.03	$1,271	5.02
__________

(1)
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. Net charge-off rate is calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category. Net charge-offs and net charge-off rate are impacted periodically by fluctuations in recoveries, including loan sales.

Consumer Banking
Our consumer banking loan portfolio consists of auto, home and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key indicators we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans, as of March 31, 2018 and December 31, 2017.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,096	9.5%	$7,040	9.4%
California	6,195	8.3	6,099	8.1
Florida	4,566	6.1	4,486	6.0
Georgia	2,724	3.6	2,726	3.6
Ohio	2,378	3.2	2,318	3.1
Louisiana	2,221	3.0	2,236	3.0
Illinois	2,182	2.9	2,181	2.9
Other	27,449	36.8	26,905	35.8
Total auto	54,811	73.4	53,991	71.9
Home loan:
California	3,458	4.7	3,734	5.0
New York	1,888	2.5	1,941	2.6
Maryland	1,170	1.6	1,226	1.6
Virginia	997	1.3	1,034	1.4
Illinois	927	1.2	976	1.3
New Jersey	881	1.2	931	1.2
Texas	845	1.1	882	1.2
Other	6,464	8.7	6,909	9.2
Total home loan	16,630	22.3	17,633	23.5
Retail banking:
New York	931	1.3	955	1.3
Louisiana	921	1.2	953	1.3
Texas	699	0.9	717	0.9
New Jersey	209	0.3	221	0.3
Maryland	185	0.2	187	0.2
Virginia	150	0.2	154	0.2
Other	138	0.2	267	0.4
Total retail banking	3,233	4.3	3,454	4.6
Total consumer banking	$74,674	100.0%	$75,078	100.0%

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present net charge-offs in our consumer banking loan portfolio for the three months ended March 31, 2018 and 2017, as well as nonperforming loans as of March 31, 2018 and December 31, 2017.
Table 4.6: Consumer Banking Net Charge-Offs (Recoveries) and Nonperforming Loans

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs (recoveries):
Auto	$208	1.53%	$199	1.64%
Home loan(2)	(1)	(0.03)	2	0.03
Retail banking	16	1.89	17	1.92
Total consumer banking(2)	$223	1.19	$218	1.19

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(3)	Amount	Rate(3)
Nonperforming loans:
Auto	$275	0.50%	$376	0.70%
Home loan(4)	143	0.86	176	1.00
Retail banking	34	1.04	35	1.00
Total consumer banking(4)	$452	0.61	$587	0.78
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)
Excluding the impact of PCI loans, the net recovery rate for our home loan portfolio was 0.09% and the net charge-off rate for our total consumer banking portfolio was 1.36% for the three months ended March 31, 2018, compared to net charge-off rates for our home loan and total consumer banking portfolios of 0.08% and 1.46%, respectively, for the three months ended March 31, 2017.

(3)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(4)
Excluding the impact of PCI loans, the nonperforming loan rates for our home loan and total consumer banking portfolios were 2.00% and 0.69%, respectively, as of March 31, 2018, compared to 2.39% and 0.91%, respectively, as of December 31, 2017.

Home Loan
Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we monitor a variety of mortgage loan characteristics that may affect the default experience on this loan portfolio, such as vintage, geographic concentration, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices after the peak in 2006 and subsequent rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards.

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the distribution of our home loan portfolio as of March 31, 2018 and December 31, 2017 based on selected key risk characteristics.
Table 4.7: Home Loan Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2018
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Origination year:(2)
< 2009	$1,517	9.1%	$7,080	42.6%	$8,597	51.7%
2010	61	0.4	994	6.0	1,055	6.4
2011	106	0.6	1,094	6.6	1,200	7.2
2012	629	3.8	168	1.0	797	4.8
2013	360	2.2	41	0.2	401	2.4
2014	448	2.7	24	0.1	472	2.8
2015	882	5.3	28	0.2	910	5.5
2016	1,568	9.4	22	0.1	1,590	9.5
2017	1,570	9.4	29	0.2	1,599	9.6
2018	9	0.1	0	0.0	9	0.1
Total	$7,150	43.0%	$9,480	57.0%	$16,630	100.0%
Geographic concentration:
California	$968	5.8%	$2,490	15.0%	$3,458	20.8%
New York	1,408	8.5	480	2.9	1,888	11.4
Maryland	590	3.5	580	3.5	1,170	7.0
Virginia	524	3.2	473	2.8	997	6.0
Illinois	162	1.0	765	4.6	927	5.6
New Jersey	375	2.3	506	3.0	881	5.3
Texas	781	4.7	64	0.4	845	5.1
Louisiana	770	4.6	15	0.1	785	4.7
Florida	186	1.1	536	3.2	722	4.3
Arizona	88	0.5	529	3.2	617	3.7
Other	1,298	7.8	3,042	18.3	4,340	26.1
Total	$7,150	43.0%	$9,480	57.0%	$16,630	100.0%
Lien type:
1st lien	$6,199	37.3%	$9,265	55.7%	$15,464	93.0%
2nd lien	951	5.7	215	1.3	1,166	7.0
Total	$7,150	43.0%	$9,480	57.0%	$16,630	100.0%
Interest rate type:
Fixed rate	$3,688	22.2%	$1,405	8.4%	$5,093	30.6%
Adjustable rate	3,462	20.8	8,075	48.6	11,537	69.4
Total	$7,150	43.0%	$9,480	57.0%	$16,630	100.0%

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Loans		PCI Loans(1)		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Origination year:(2)
< 2009	$1,648	9.4%	$7,688	43.6%	$9,336	53.0%
2010	64	0.4	1,078	6.1	1,142	6.5
2011	113	0.6	1,181	6.7	1,294	7.3
2012	673	3.8	178	1.0	851	4.8
2013	381	2.2	46	0.3	427	2.5
2014	467	2.6	25	0.1	492	2.7
2015	905	5.1	28	0.2	933	5.3
2016	1,604	9.1	23	0.1	1,627	9.2
2017	1,503	8.5	28	0.2	1,531	8.7
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
Geographic concentration:
California	$987	5.6%	$2,747	15.6%	$3,734	21.2%
New York	1,427	8.1	514	2.9	1,941	11.0
Maryland	608	3.4	618	3.5	1,226	6.9
Virginia	532	3.0	502	2.8	1,034	5.8
Illinois	163	0.9	813	4.6	976	5.5
New Jersey	389	2.2	542	3.1	931	5.3
Texas	811	4.6	71	0.4	882	5.0
Louisiana	826	4.7	17	0.1	843	4.8
Florida	186	1.1	582	3.3	768	4.4
Arizona	91	0.5	577	3.3	668	3.8
Other	1,338	7.6	3,292	18.7	4,630	26.3
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
Lien type:
1st lien	$6,364	36.1%	$10,054	57.0%	$16,418	93.1%
2nd lien	994	5.6	221	1.3	1,215	6.9
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
Interest rate type:
Fixed rate	$3,722	21.1%	$1,505	8.5%	$5,227	29.6%
Adjustable rate	3,636	20.6	8,770	49.8	12,406	70.4
Total	$7,358	41.7%	$10,275	58.3%	$17,633	100.0%
__________

(1)	PCI loan balances with an origination date in the years subsequent to 2012 represent refinancing of previously acquired home loans.

(2)	Modified loans are reported in the origination year of the initial borrowing.
Our recorded investment in home loans that are in process of foreclosure was $94 million and $149 million as of March 31, 2018 and December 31, 2017, respectively. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and timelines vary according to state laws. As of March 31, 2018 and December 31, 2017, the carrying value of the foreclosed residential real estate properties we hold and include in other assets on our consolidated balance sheets totaled $28 million and $39 million, respectively.

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
The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of March 31, 2018 and December 31, 2017.
Table 4.8: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	March 31, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$16,105	58.9%	$7,765	20.3%	$240	62.3%	$24,110	36.6%
Mid-Atlantic	2,981	10.9	4,017	10.5	14	3.6	7,012	10.6
South	3,842	14.0	14,559	38.1	21	5.5	18,422	27.9
Other	4,432	16.2	11,867	31.1	110	28.6	16,409	24.9
Total	$27,360	100.0%	$38,208	100.0%	$385	100.0%	$65,953	100.0%
Internal risk rating:(2)
Noncriticized	$26,807	98.0%	$35,588	93.1%	$378	98.1%	$62,773	95.1%
Criticized performing	525	1.9	1,906	5.0	1	0.3	2,432	3.7
Criticized nonperforming	4	0.0	299	0.8	6	1.6	309	0.5
PCI loans	24	0.1	415	1.1	0	0.0	439	0.7
Total	$27,360	100.0%	$38,208	100.0%	$385	100.0%	$65,953	100.0%

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$14,969	57.3%	$7,774	20.4%	$250	62.4%	$22,993	35.7%
Mid-Atlantic	2,675	10.2	3,922	10.3	15	3.8	6,612	10.2
South	3,719	14.2	14,739	38.8	22	5.5	18,480	28.6
Other	4,787	18.3	11,590	30.5	113	28.3	16,490	25.5
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
Internal risk rating:(2)
Noncriticized	$25,609	98.0%	$35,161	92.5%	$392	97.9%	$61,162	94.7%
Criticized performing	478	1.8	2,170	5.7	1	0.3	2,649	4.1
Criticized nonperforming	38	0.1	239	0.6	7	1.8	284	0.4
PCI loans	25	0.1	455	1.2	0	0.0	480	0.8
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
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
Impaired Loans
The following table presents information on our impaired loans as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following tables.

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Impaired Loans

	March 31, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$652	$0	$652	$212	$440	$638
International card businesses	184	0	184	90	94	179
Total credit card(1)	836	0	836	302	534	817
Consumer Banking:
Auto(2)	350	82	432	34	398	625
Home loan	195	30	225	13	212	277
Retail banking	51	10	61	6	55	66
Total consumer banking	596	122	718	53	665	968
Commercial Banking:
Commercial and multifamily real estate	72	0	72	4	68	73
Commercial and industrial	462	293	755	55	700	882
Total commercial lending	534	293	827	59	768	955
Small-ticket commercial real estate	6	0	6	0	6	8
Total commercial banking	540	293	833	59	774	963
Total	$1,972	$415	$2,387	$414	$1,973	$2,748

	December 31, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$639	$0	$639	$208	$431	$625
International card businesses	173	0	173	84	89	167
Total credit card(1)	812	0	812	292	520	792
Consumer Banking:
Auto(2)	363	118	481	30	451	730
Home loan	192	41	233	15	218	298
Retail banking	51	10	61	8	53	66
Total consumer banking	606	169	775	53	722	1,094
Commercial Banking:
Commercial and multifamily real estate	138	2	140	13	127	143
Commercial and industrial	489	222	711	63	648	844
Total commercial lending	627	224	851	76	775	987
Small-ticket commercial real estate	7	0	7	0	7	9
Total commercial banking	634	224	858	76	782	996
Total	$2,052	$393	$2,445	$421	$2,024	$2,882

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$646	$16	$585	$15
International card businesses	178	3	141	3
Total credit card(1)	824	19	726	18
Consumer Banking:
Auto(2)	456	13	511	15
Home loan	229	1	344	1
Retail banking	61	0	58	1
Total consumer banking	746	14	913	17
Commercial Banking:
Commercial and multifamily real estate	106	1	113	1
Commercial and industrial	733	6	1,309	3
Total commercial lending	839	7	1,422	4
Small-ticket commercial real estate	6	0	6	0
Total commercial banking	845	7	1,428	4
Total	$2,415	$40	$3,067	$39
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	Includes certain TDRs that are recorded as other assets on our consolidated balance sheets.
Total recorded TDRs were $2.1 billion and $2.2 billion as of March 31, 2018 and December 31, 2017, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.3 billion as of both March 31, 2018 and December 31, 2017. TDRs classified as performing in our commercial loan portfolio totaled $524 million and $574 million as of March 31, 2018 and December 31, 2017, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $311 million and $241 million as of March 31, 2018 and December 31, 2017, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three months ended March 31, 2018 and 2017.

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended March 31, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$113	100%	15.73%	0%	0	0%	$0
International card businesses	50	100	26.86	0	0	0	0
Total credit card	163	100	19.17	0	0	0	0
Consumer Banking:
Auto(3)	62	52	3.76	91	7	0	0
Home loan	6	28	1.78	83	214	0	0
Retail banking	2	11	10.22	81	5	0	0
Total consumer banking	70	49	3.71	90	23	0	0
Commercial Banking:
Commercial and multifamily real estate	2	0	0.00	100	7	0	0
Commercial and industrial	11	0	0.00	100	11	0	0
Total commercial lending	13	0	0.00	100	11	0	0
Small-ticket commercial real estate	2	0	0.00	0	0	0	0
Total commercial banking	15	0	0.00	85	11	0	0
Total	$248	80	16.50	30	21	0	$0

	Total Loans Modified(1)	Three Months Ended March 31, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$97	100%	13.85%	0%	0	0%	$0
International card businesses	44	100	26.18	0	0	0	0
Total credit card	141	100	17.74	0	0	0	0
Consumer Banking:
Auto(3)	75	52	4.02	89	7	10	7
Home loan	8	60	2.01	80	224	0	0
Retail banking	2	50	3.00	65	7	0	0
Total consumer banking	85	53	3.78	87	25	9	7
Commercial Banking:
Commercial and multifamily real estate	2	100	0.25	100	12	0	0
Commercial and industrial	147	1	0.31	19	26	0	0
Total commercial lending	149	2	0.27	20	25	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	149	2	0.27	20	25	0	0
Total	$375	50	14.14	28	25	2	$7

86	Capital One Financial Corporation (COF)

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
TDRs—Subsequent Defaults of Completed TDR Modifications
The following table presents the type, number and recorded investment of loans modified in TDRs that experienced a default during the period and had completed a modification event in the twelve months prior to the default. A default occurs if the loan is either 90 days or more delinquent, has been charged off as of the end of the period presented or has been reclassified from accrual to nonaccrual status.
Table 4.11: TDRs—Subsequent Defaults

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	16,339	$34	12,805	$26
International card businesses	13,939	26	11,425	16
Total credit card	30,278	60	24,230	42
Consumer Banking:
Auto	1,807	21	2,179	25
Home loan	3	1	11	3
Retail banking	8	0	11	1
Total consumer banking	1,818	22	2,201	29
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	6	35	14	19
Total commercial lending	6	35	14	19
Small-ticket commercial real estate	0	0	1	1
Total commercial banking	6	35	15	20
Total	32,102	$117	26,446	$91

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Loans
Outstanding Balance and Carrying Value of PCI Loans
The table below presents the outstanding balance and the carrying value of PCI loans as of March 31, 2018 and December 31, 2017. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information related to our accounting policies for impaired loans.
Table 4.12: PCI Loans

	PCI Loans
(Dollars in millions)	March 31, 2018	December 31, 2017
Outstanding balance	$10,947	$11,855
Carrying value(1)	9,928	10,767
__________

(1)
Includes $35 million and $37 million of allowance for loan and lease losses for these loans as of March 31, 2018 and December 31, 2017, respectively. We recorded a $2 million release and a $1 million provision for credit losses for the three months ended March 31, 2018 and 2017, respectively, for PCI loans.

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
Table 4.13: Changes in Accretable Yield on PCI Loans

(Dollars in millions)	PCI Loans
Accretable yield as of December 31, 2017	$2,168
Accretion recognized in earnings	(117)
Reclassifications from nonaccretable differences	3
Changes in accretable yield for non-credit related changes in expected cash flows	(126)
Accretable yield as of March 31, 2018	$1,928

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for further discussion of the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2018 and 2017.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(1,825)	(431)	(21)	1	(2,276)
Recoveries	448	208	2	0	658
Net charge-offs	(1,377)	(223)	(19)	1	(1,618)
Provision (benefit) for loan and lease losses	1,456	234	(5)	(1)	1,684
Allowance build (release) for loan and lease losses	79	11	(24)	0	66
Other changes(2)	(1)	0	0	0	(1)
Balance as of March 31, 2018	5,726	1,253	587	1	7,567
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Benefit for losses on unfunded lending commitments	0	(1)	(9)	0	(10)
Balance as of March 31, 2018	0	6	108	0	114
Combined allowance and reserve as of March 31, 2018	$5,726	$1,259	$695	$1	$7,681

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(1,601)	(364)	(26)	0	(1,991)
Recoveries	330	146	3	2	481
Net charge-offs	(1,271)	(218)	(23)	2	(1,510)
Provision (benefit) for loan and lease losses	1,717	279	(6)	(2)	1,988
Allowance build (release) for loan and lease losses	446	61	(29)	0	478
Other changes(2)	6	0	(3)	0	3
Balance as of March 31, 2017	5,058	1,163	761	2	6,984
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Provision for losses on unfunded lending commitments	0	0	4	0	4
Balance as of March 31, 2017	0	7	133	0	140
Combined allowance and reserve as of March 31, 2017	$5,058	$1,170	$894	$2	$7,124

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________
(1)    Primarily consists of the legacy loan portfolio of our discontinued GreenPoint mortgage operations.
(2)    Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of March 31, 2018 and December 31, 2017. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for further discussion of allowance methodologies for each of the loan portfolios.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	March 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,424	$1,170	$523	$1	$7,118
Asset-specific	302	53	59	0	414
PCI loans	0	30	5	0	35
Total allowance for loan and lease losses	$5,726	$1,253	$587	$1	$7,567
Loans held for investment:
Collectively evaluated	$106,740	$64,506	$64,681	$53	$235,980
Asset-specific	836	672	833	0	2,341
PCI loans	0	9,496	439	0	9,935
Total loans held for investment	$107,576	$74,674	$65,953	$53	$248,256
Allowance coverage ratio(1)	5.32%	1.68%	0.89%	1.89%	3.05%

	December 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,356	$1,158	$529	$1	$7,044
Asset-specific	292	53	76	0	421
PCI loans	0	31	6	0	37
Total allowance for loan and lease losses	$5,648	$1,242	$611	$1	$7,502
Loans held for investment:
Collectively evaluated	$113,948	$64,080	$63,237	$58	$241,323
Asset-specific	812	705	858	0	2,375
PCI loans	2	10,293	480	0	10,775
Total loans held for investment	$114,762	$75,078	$64,575	$58	$254,473
Allowance coverage ratio(1)	4.92%	1.65%	0.95%	1.72%	2.95%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
We have certain credit card partnership arrangements in which our partner agrees to share a portion of the credit losses associated with the partnership that qualify for net accounting treatment. The expected reimbursements from these partners, which are netted against our allowance for loan and lease losses, result in reductions to net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for further discussion of our card partnership agreements.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2018 and 2017.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

(Dollars in millions)	Estimated Reimbursements from Loss Sharing Partners
Balance as of December 31, 2017	$380
Amounts due from partners which reduced net charge-offs	(97)
Amounts estimated to be charged to partners which reduced provision for credit losses	105
Balance as of March 31, 2018	$388

Balance as of December 31, 2016	$228
Amounts due from partners which reduced net charge-offs	(65)
Amounts estimated to be charged to partners which reduced provision for credit losses	72
Balance as of March 31, 2017	$235

91	Capital One Financial Corporation (COF)

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
The tables below present a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2018 and December 31, 2017. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,258	$19,436	$0	$0	$0
Home loan securitizations	0	0	446	374	1,033
Total securitization-related VIEs	34,258	19,436	446	374	1,033
Other VIEs:(2)
Affordable housing entities	229	11	4,200	1,257	4,200
Entities that provide capital to low-income and rural communities	1,555	129	0	0	0
Other	0	0	303	0	303
Total other VIEs	1,784	140	4,503	1,257	4,503
Total VIEs	$36,042	$19,576	$4,949	$1,631	$5,536

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,976	$20,651	$0	$0	$0
Home loan securitizations	0	0	455	390	1,057
Total securitization-related VIEs	34,976	20,651	455	390	1,057
Other VIEs:(2)
Affordable housing entities	226	10	4,175	1,284	4,175
Entities that provide capital to low-income and rural communities	1,498	129	0	0	0
Other	0	0	318	0	318
Total other VIEs	1,724	139	4,493	1,284	4,493
Total VIEs	$36,700	$20,790	$4,948	$1,674	$5,550
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $889 million of liabilities as of March 31, 2018 and $2.2 billion of assets and $901 million of liabilities as of December 31, 2017.

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
We transfer multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of mortgage servicing rights (“MSRs”) and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.
We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to our mortgage representation and warranty exposure.

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2018 and December 31, 2017.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM	GreenPoint HELOCs	GreenPoint Manufactured Housing
March 31, 2018:
Securities held by third-party investors	$18,665	$1,169	$38	$490
Receivables in the trust	34,943	1,208	32	492
Cash balance of spread or reserve accounts	0	8	N/A	111
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
December 31, 2017:
Securities held by third-party investors	$20,010	$1,224	$42	$508
Receivables in the trust	35,667	1,266	35	511
Cash balance of spread or reserve accounts	0	8	N/A	116
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of both March 31, 2018 and December 31, 2017, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-adjustable rate mortgage (“option-ARM”) loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.2 billion as of both March 31, 2018 and December 31, 2017.
We continue to service a portion of the remaining mortgage loans in these securitizations. We also retain rights to future cash flows arising from these securitizations including interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. For the mortgage loans that we continue to service, we do not consolidate the related trusts because we do not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to the trusts. For the remaining trusts, for which we no longer service the underlying mortgage loans, we do not consolidate these entities since we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.

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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both March 31, 2018 and December 31, 2017. We also have unfunded commitments of $3 million and $4 million related to those interests for our non-consolidated VIEs as of March 31, 2018 and December 31, 2017, respectively.
GreenPoint Credit Manufactured Housing
We previously had certain retained interests and obligations related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. Such discontinued operations, including the related recourse obligations, servicing rights and the primary obligation to execute mandatory clean-up calls in certain securitization transactions were sold to a third party in 2004. These securitization trusts were not consolidated because we did not have the power to direct the activities that most significantly impact the economic performance of the trusts as we did not service the loans.
The unpaid principal receivables balances of these manufactured housing securitization transactions were $492 million and $511 million as of March 31, 2018 and December 31, 2017, respectively. In the fourth quarter of 2017, we entered into an agreement with the third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions, and a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we recognized loans held for sale and a corresponding liability on our consolidated balance sheets. We recorded $270 million and $283 million of these loan receivables, with the corresponding liability, which is included as a component of other debt, as of March 31, 2018 and December 31, 2017, respectively.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $78 million and $75 million as of March 31, 2018 and December 31, 2017, respectively. We also have credit exposure on an agreement that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our expected future obligation under this agreement included in other liabilities on our consolidated balance sheets was $5 million and $10 million as of March 31, 2018 and December 31, 2017, respectively.

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2018 and 2017, we recognized amortization of $124 million and $115 million, respectively, and tax credits of $146 million and $114 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $3.9 billion as of both March 31, 2018 and December 31, 2017. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.4 billion as of both March 31, 2018 and December 31, 2017. Predominantly all of this liability is expected to be paid from 2018 to 2020.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.2 billion as of both March 31, 2018 and December 31, 2017. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.5 billion as of both March 31, 2018 and December 31, 2017.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.6 billion and $1.5 billion as of March 31, 2018 and December 31, 2017, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $303 million and $318 million as of March 31, 2018 and December 31, 2017, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of March 31, 2018 and December 31, 2017. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,536	N/A	$14,536
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,105	$(1,875)	230
Core deposit intangibles	1,149	(1,137)	12
Other(1)	291	(155)	136
Total intangible assets	3,545	(3,167)	378
Total goodwill and intangible assets	$18,081	$(3,167)	$14,914
MSRs:
Commercial MSRs(2)	$373	$(139)	$234
Total MSRs	$373	$(139)	$234

	December 31, 2017
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,533	N/A	$14,533
Intangible assets:
PCCR intangibles	2,105	$(1,844)	261
Core deposit intangibles	1,149	(1,133)	16
Other(1)	300	(156)	144
Total intangible assets	3,554	(3,133)	421
Total goodwill and intangible assets	$18,087	$(3,133)	$14,954
MSRs:
Consumer MSRs(3)	$92	N/A	$92
Commercial MSRs(2)	355	$(126)	229
Total MSRs	$447	$(126)	$321
__________

(1)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.

(3)	Consumer MSRs were carried at fair value on our consolidated balance sheets as of December 31, 2017. In the first quarter of 2018, we sold the substantial majority of these MSRs.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $44 million and $62 million for the three months ended March 31, 2018 and 2017, respectively.

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of March 31, 2018 and December 31, 2017.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2017	$5,032	$4,600	$4,901	$14,533
Other adjustments(1)	3	0	0	3
Balance as of March 31, 2018	$5,035	$4,600	$4,901	$14,536
__________
(1)    Represents foreign currency translation adjustments.

98	Capital One Financial Corporation (COF)

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
The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2018 and December 31, 2017. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The carrying value presented below for these borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2018	December 31, 2017
Deposits:
Non-interest-bearing deposits	$26,176	$26,404
Interest-bearing deposits(1)	224,671	217,298
Total deposits(2)	$250,847	$243,702
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$656	$576
Total short-term borrowings	$656	$576

	March 31, 2018
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	December 31, 2017
Long-term debt:
Securitized debt obligations	2018-2025	1.33-2.75%	2.02%	$18,665	$20,010
Senior and subordinated notes:
Fixed unsecured senior debt	2018-2028	1.85-4.75	2.92	22,920	22,776
Floating unsecured senior debt	2018-2023	2.22-3.03	2.68	3,645	3,446
Total unsecured senior debt			2.88	26,565	26,222
Fixed unsecured subordinated debt	2019-2026	3.38-8.80	4.09	4,486	4,533
Total senior and subordinated notes				31,051	30,755
Other long-term borrowings:
FHLB advances	2018-2023	4.18-5.36	4.62	4	8,609
Other borrowings	2018-2035	1.00-16.75	7.36	317	331
Total other long-term borrowings				321	8,940
Total long-term debt				$50,037	$59,705
Total short-term borrowings and long-term debt				$50,693	$60,281
__________

(1)	Includes $1.6 billion and $1.3 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of March 31, 2018 and December 31, 2017, respectively.

(2)	Includes approximately $1.6 billion of held for sale deposits as of March 31, 2018 associated with the anticipated sale of our online retail brokerage business.

99	Capital One Financial Corporation (COF)

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
We also clear certain OTC derivatives with central clearinghouses through futures commission merchants (“FCMs”) as part of the regulatory requirement. The use of the CCPs and the FCMs reduces our bilateral counterparty credit exposures while it increases our credit exposures to CCPs and FCMs. We are required by CCPs to post initial and variation margin to mitigate the risk of non-payment through our FCMs. Our FCM agreements governing these derivative transactions generally include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances. For CME-cleared OTC derivatives, we characterize variation margin cash payments as settlements. Effective January 16, 2018, LCH amended its rulebook to legally characterize variation margin payments as settlements. We adopted this rule change in the first quarter of 2018. As a result, the balances for LCH-cleared derivatives are reduced to reflect the settlement of these positions.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of derivatives designated as fair value hedges are recorded and presented in the same line item as the earnings effect of the hedged item on our consolidated statements of income. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed-rate assets and liabilities.

•
Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI. Those amounts are reclassified into earnings in the same period or periods during which the forecasted transactions impact earnings and are presented in the same line item on our consolidated statements of income as the earnings effect of the hedged items. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate assets or liabilities. We also enter into foreign currency forward derivative contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in a foreign currency.

•
Net Investment Hedges: We use net investment hedges to manage the foreign currency exposure related to our net investments in foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI, offsetting the translation gain or loss from those foreign operations. We execute net investment hedges using foreign exchange forward contracts to hedge the translation exposure of the net investment in our foreign operations under the forward method.

•
Free-Standing Derivatives: We use free-standing derivatives to economically hedge the risk of changes in the fair value of mortgage loan origination and purchase commitments, as well as other interests held. We also categorize our customer accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments as of March 31, 2018 and December 31, 2017, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2018			December 31, 2017
	Notional or Contractual Amount	Derivative(1)(4)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$63,064	$42	$18	$56,604	$102	$164
Cash flow hedges	76,050	14	98	77,300	30	125
Total interest rate contracts	139,114	56	116	133,904	132	289
Foreign exchange contracts:
Cash flow hedges	5,684	63	37	6,086	19	75
Net investment hedges	2,516	5	187	3,036	1	164
Total foreign exchange contracts	8,200	68	224	9,122	20	239
Total derivatives designated as accounting hedges	147,314	124	340	143,026	152	528
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
Customer accommodation	50,853	766	927	48,520	848	727
Other interest rate exposures(2)	5,621	22	13	3,857	40	8
Total interest rate contracts	56,474	788	940	52,377	888	735
Other contracts	1,105	2	23	1,209	0	5
Total derivatives not designated as accounting hedges	57,579	790	963	53,586	888	740
Total derivatives	$204,893	$914	$1,303	$196,612	$1,040	$1,268
Less: netting adjustment(3)		(318)	(801)		(275)	(662)
Total derivative assets/liabilities		$596	$502		$765	$606
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of March 31, 2018 and December 31, 2017, the cumulative CVA balances were $3 million and $2 million, respectively, and the cumulative DVA balances were less than $1 million as of both March 31, 2018 and December 31, 2017.

(2)	Other interest rate exposures include mortgage-related derivatives, interest rate swaps and to-be-announced derivatives.

(3)	Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

(4)
Reflects a reduction in derivative assets of $463 million and a reduction in derivative liabilities of $539 million on our consolidated balance sheets as a result of adopting the LCH variation margin rule change in the first quarter of 2018.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2018:
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$14,956	$(113)	$0
Interest-bearing deposits	(14,243)	351	0
Securitized debt obligations	(11,304)	228	0
Senior and subordinated notes	(27,406)	533	372
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of March 31, 2018, the amortized cost basis of this portfolio was $10.3 billion, the amount of the designated hedged items was $3.8 billion and the cumulative basis adjustments associated with these hedges was less than $1 million.

(2)	Carrying value represents amortized cost.
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
We also maintain collateral agreements with certain derivative counterparties. For bilateral derivatives, we review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard International Swaps and Derivatives Association documentation and other related agreements. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, we are subject to initial margin posting and daily variation margin settlement with the central clearinghouses. Acceptable types of collateral are typically in the form of cash or high quality liquid securities.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of March 31, 2018 and December 31, 2017 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2018
Derivative assets(1)(2)	$914	$(189)	$(129)	$596	$0	$596
As of December 31, 2017
Derivative assets(1)	1,040	(202)	(73)	765	0	765

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2018
Derivative liabilities(1)(2)	$1,303	$(189)	$(612)	$502	$0	$502
Repurchase agreements(3)	656	0	0	656	(656)	0
As of December 31, 2017
Derivative liabilities(1)	1,268	(202)	(460)	606	0	606
Repurchase agreements	576	0	0	576	(576)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $150 million and $91 million as of March 31, 2018 and December 31, 2017, respectively. We also received securities from derivative counterparties with a fair value of $1 million as of both March 31, 2018 and December 31, 2017, which we have the ability to re-pledge. We posted $1.2 billion and $966 million of cash collateral as of March 31, 2018 and December 31, 2017, respectively.

(2)
Reflects a reduction in derivative assets of $463 million and a reduction in derivative liabilities of $539 million on our consolidated balance sheets as a result of adopting the LCH variation margin rule change in the first quarter of 2018.

(3)
Represents customer repurchase agreements that mature the next business day. As of March 31, 2018, we pledged collateral with a fair value of $670 million under these customer repurchase agreements, which were primarily agency RMBS securities.

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2018 and 2017. Prior period amounts were not reclassified to conform to the current period presentation.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2018
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$452	$6,134	$51	$539	$107	$251
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	(8)	0	0	(2)	(5)	10
Gains (losses) recognized on derivatives	100	0	0	(160)	(101)	(357)
Gains (losses) recognized on hedged items(1)	(99)	0	0	155	98	325
Net income (expense) recognized on fair value hedges	$(7)	$0	$0	$(7)	$(8)	$(22)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$8	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income	0	0	8	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$8	$8	$0	$0	$0
_________

(1)	Includes amortization of basis adjustments related to discontinued hedges of $10 million for the three months ended March 31, 2018.

(2)	See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Three Months Ended March 31, 2017
Derivatives designated as fair value hedges:
Fair value interest rate contracts:
Gains (losses) recognized in net income on derivatives	$(45)
Gains (losses) recognized in net income on hedged items	39
Net fair value hedge ineffectiveness gains (losses)	(6)
Derivatives designated as cash flow hedges:
Gains (losses) reclassified from AOCI into net income:
Interest rate contracts	37
Foreign exchange contracts	3
Subtotal	40
Gains (losses) recognized in net income due to ineffectiveness:
Interest rate contracts	(1)
Net derivative gains (losses) recognized in net income	$39
In the next 12 months, we expect to reclassify to earnings net after-tax losses of $89 million recorded in AOCI as of March 31, 2018. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of March 31, 2018. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2018 and 2017. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Gains (losses) recognized in other non-interest income:
Interest rate contracts covering:
Customer accommodation	$10	$10
Other interest rate exposures	12	7
Total interest rate contracts	22	17
Other contracts	(20)	0
Total	$2	$17

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	March 31, 2018	December 31, 2017
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains or losses associated with available for sale securities, the changes in fair value of derivatives designated as cash flow hedges, unrealized gains and losses on securities held to maturity on the transfer date from the available for sale category and foreign currency translation adjustments. Unrealized gains and losses for securities held to maturity are amortized over the remaining life of the security with no expected impact on future net income as amortization of these gains or losses will be offset by the amortization of premium or discount created from the transfer of securities from available for sale to held to maturity.
The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the three months ended March 31, 2018 and 2017. See “Note 1—Summary of Significant Accounting Policies” for more information.
Table 10.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(2)	(325)	407	0	0	0	82
Other comprehensive income (loss) before reclassifications	(254)	0	(307)	7	0	(554)
Amounts reclassified from AOCI into earnings	(6)	18	(11)	0	(1)	0
Net other comprehensive income (loss)	(585)	425	(318)	7	(1)	(472)
AOCI as of March 31, 2018	$(565)	$(212)	$(662)	$(131)	$(29)	$(1,599)

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income (loss) before reclassifications	36	0	(26)	17	7	34
Amounts reclassified from AOCI into earnings	0	23	(40)	0	(2)	(19)
Net other comprehensive income (loss)	36	23	(66)	17	5	15
AOCI as of March 31, 2017	$32	$(598)	$(144)	$(205)	$(19)	$(934)
__________

(1)	Includes other comprehensive losses of $60 million and $22 million for the three months ended March 31, 2018 and 2017, respectively, from hedging instruments designated as net investment hedges.

(2)
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. This transfer resulted in an after-tax gain of $82 million ($107 million pre-tax) to AOCI.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three months ended March 31, 2018 and 2017.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2018	2017
Securities available for sale:
	Non-interest income	$8	$0
	Income tax provision	2	0
	Net income	6	0
Securities held to maturity:(1)
	Interest income	(24)	(36)
	Income tax benefit	(6)	(13)
	Net loss	(18)	(23)
Cash flow hedges:
Interest rate contracts:	Interest income	6	58
Foreign exchange contracts:	Interest income	8	6
	Income from continuing operations before income taxes	14	64
	Income tax provision	3	24
	Net income	11	40
Other:
	Non-interest income and non-interest expense	1	2
	Net income	1	2
Total reclassifications		$0	$19
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

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2018 and 2017.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2018			2017
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(771)	$(186)	$(585)	$46	$10	$36
Net changes in securities held to maturity	559	134	425	36	13	23
Net unrealized losses on cash flow hedges	(418)	(100)	(318)	(104)	(38)	(66)
Foreign currency translation adjustments(1)	(12)	(19)	7	4	(13)	17
Other	(1)	0	(1)	7	2	5
Other comprehensive income (loss)	$(643)	$(171)	$(472)	$(11)	$(26)	$15
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2018	2017
Income from continuing operations, net of tax	$1,343	$795
Income from discontinued operations, net of tax	3	15
Net income	1,346	810
Dividends and undistributed earnings allocated to participating securities	(10)	(5)
Preferred stock dividends	(52)	(53)
Net income available to common stockholders	$1,284	$752

Total weighted-average basic shares outstanding	486.9	482.3
Effect of dilutive securities:
Stock options	2.0	2.9
Other contingently issuable shares	1.2	1.4
Warrants(1)	0.7	1.3
Total effect of dilutive securities	3.9	5.6
Total weighted-average diluted shares outstanding	490.8	487.9
Basic earnings per common share:
Net income from continuing operations	$2.63	$1.53
Income from discontinued operations	0.01	0.03
Net income per basic common share	$2.64	$1.56
Diluted earnings per common share:(2)
Net income from continuing operations	$2.61	$1.51
Income from discontinued operations	0.01	0.03
Net income per diluted common share	$2.62	$1.54
__________

(1)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). There were 1.2 million and 1.5 million warrants to purchase common stock outstanding as of March 31, 2018 and 2017, respectively.

(2)
Excluded from the computation of diluted earnings per share were 107 thousand shares related to awards for the three months ended March 31, 2018 and 222 thousand shares related to options with an exercise price of $86.34 for the three months ended March 31, 2017, because their inclusion would be anti-dilutive.

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring or nonrecurring basis and for estimating the fair value for financial instruments that are not recorded at fair value, see “Note 17—Fair Value Measurement” in our 2017 Form 10-K.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, we had minimal movements between Levels 1 and 2.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,251	$0	$0	$—	$5,251
RMBS	0	35,153	614	—	35,767
CMBS	0	4,447	13	—	4,460
Other ABS	0	330	0	—	330
Other securities	205	1,137	5	—	1,347
Total securities available for sale	5,456	41,067	632	—	47,155
Other assets:
Derivative assets(2)	0	878	36	(318)	596
Other(3)	300	0	176	—	476
Total assets	$5,756	$41,945	$844	$(318)	$48,227
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,258	$45	$(801)	$502
Total liabilities	$0	$1,258	$45	$(801)	$502

	December 31, 2017
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,171	$0	$0	$—	$5,171
RMBS	0	27,178	614	—	27,792
CMBS	0	3,161	14	—	3,175
Other ABS	0	512	0	—	512
Other securities	320	680	5	—	1,005
Total securities available for sale	5,491	31,531	633	—	37,655
Other assets:
Derivative assets(2)	1	1,002	37	(275)	765
Other(3)	281	0	264	—	545
Total assets	$5,773	$32,533	$934	$(275)	$38,965
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1	$1,243	$24	$(662)	$606
Total liabilities	$1	$1,243	$24	$(662)	$606

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payable and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both March 31, 2018 and December 31, 2017. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
As of March 31, 2018, other includes retained interests in securitizations of $176 million, deferred compensation plan assets of $291 million and equity securities of $9 million. As of December 31, 2017, other includes consumer MSRs of $92 million, retained interests in securitizations of $172 million and deferred compensation plan assets of $281 million.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2018(1)

(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2018
Securities available for sale:
RMBS	$614	$9	$(2)	$0	$0	$0	$(21)	$61	$(47)	$614	$9
CMBS	14	0	0	0	0	0	(1)	0	0	13	0
Other securities	5	0	0	0	0	0	0	0	0	5	0
Total securities available for sale	633	9	(2)	0	0	0	(22)	61	(47)	632	9
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interest in securitizations	172	4	0	0	0	0	0	0	0	176	4
Net derivative assets (liabilities)(2)	13	(22)	0	0	0	1	(1)	0	0	(9)	(22)

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2017(1)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2017
Securities available for sale:
RMBS	$518	$9	$8	$0	$0	$0	$(22)	$53	$(117)	$449	$0
CMBS	51	0	0	60	0	0	(1)	0	(32)	78	9
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	578	9	8	60	0	0	(23)	53	(149)	536	9
Other assets:
Consumer MSRs	80	1	0	0	0	7	(2)	0	0	86	1
Retained interest in securitizations	201	(6)	0	0	0	0	0	0	0	195	(6)
Net derivative assets (liabilities)(2)	18	0	0	0	0	12	(7)	0	(1)	22	0
__________

(1)
Gains (losses) related to Level 3 securities available for sale, consumer MSRs, retained interests in securitizations, and derivative assets and liabilities are included as a component of non-interest income in our consolidated statements of income.

(2)	Includes derivative assets and liabilities of $36 million and $45 million, respectively, as of March 31, 2018 and $53 million and $31 million, respectively, as of March 31, 2017.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$614	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-10% 0-17% 0-8% 0-90%	5% 4% 3% 64%
CMBS	13	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate	3% 0%	3% 0%
Other securities	5	Discounted cash flows	Yield	3%	3%
Other assets:
Retained interests in securitization(1)	176	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	3-61 2-13% 4% 2-5% 52-114%	N/A
Net derivative assets (liabilities)	(9)	Discounted cash flows	Swap rates	3%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$614	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-9% 0-15% 0-8% 0-90%	5% 4% 3% 62%
CMBS	14	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate	3% 0%	3% 0%
Other securities	5	Discounted cash flows	Yield	2%	2%
Other assets:
Consumer MSRs	92	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	7-30% 14% 200-1,500 bps $75-$100	16% 14% 458 bps $76
Retained interests in securitization(1)	172	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-79 2-12% 3-10% 1-6% 3-115%	N/A
Net derivative assets (liabilities)	13	Discounted cash flows	Swap rates	2%	2%
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2018 and December 31, 2017, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements

	March 31, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$98	$98
Loans held for sale	166	0	166
Other assets(1)	0	51	51
Total	$166	$149	$315

	December 31, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$182	$182
Loans held for sale	177	1	178
Other assets(1)	0	35	35
Total	$177	$218	$395
__________

(1)
As of March 31, 2018, other assets included equity investments accounted for under measurement alternative of $17 million, foreclosed property and repossessed assets of $25 million and long-lived assets held for sale of $9 million. As of December 31, 2017, other assets included foreclosed property and repossessed assets of $17 million and long-lived assets held for sale of $18 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 56%, with a weighted average of 14%, and from 0% to 77%, with a weighted average of 21%, as of March 31, 2018 and December 31, 2017, respectively. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2018 and 2017.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Loans held for investment	$(76)	$(38)
Loans held for sale	0	0
Other assets(1)	(11)	(5)
Total	$(87)	$(43)
__________

(1)	Other assets include fair value adjustments related to equity investments accounted for under measurement alternative, foreclosed property, repossessed assets and long-lived assets held for sale.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2018 and December 31, 2017.
Table 12.6: Fair Value of Financial Instruments

	March 31, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,008	$14,008	$4,220	$9,788	$0
Restricted cash for securitization investors	309	309	309	0	0
Securities held to maturity	23,075	22,841	200	22,599	42
Net loans held for investment	240,689	245,852	0	0	245,852
Loans held for sale	1,498	1,512	0	1,512	0
Interest receivable	1,496	1,496	0	1,496	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	30,706	30,679	0	30,679	0
Securitized debt obligations	18,665	18,752	0	18,752	0
Senior and subordinated notes	31,051	31,469	0	31,469	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	656	656	0	656	0
Other borrowings(2)	274	274	0	274	0
Interest payable	353	353	0	353	0

	December 31, 2017
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,040	$14,040	$4,458	$9,582	$0
Restricted cash for securitization investors	312	312	312	0	0
Securities held to maturity	28,984	29,437	200	29,217	20
Net loans held for investment	246,971	251,468	0	0	251,468
Loans held for sale	971	952	0	949	3
Interest receivable	1,536	1,536	0	1,536	0
Other investments(1)	1,689	1,689	0	1,680	9
Financial liabilities:
Deposits	243,702	243,732	26,404	217,328	0
Securitized debt obligations	20,010	20,122	0	20,122	0
Senior and subordinated notes	30,755	31,392	0	31,392	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	576	0	576	0
Other borrowings(2)	8,892	8,892	0	8,892	0
Interest payable	413	413	0	413	0
__________

(1)
Other investments as of March 31, 2018 include FHLB and Federal Reserve stock. Other investments as of December 31, 2017 include FHLB and Federal Reserve stock, as well as cost method investments. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes capital lease obligations.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2017 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction in the Other category. This change in measurement of our Commercial Banking revenue did not have any impact to the consolidated financial statements.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our business segment results for the three months ended March 31, 2018 and 2017, selected balance sheet data as of March 31, 2018 and 2017, and a reconciliation of our total business segment results to our reported consolidated net income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$3,558	$1,615	$536	$9	$5,718
Non-interest income	857	174	187	(27)	1,191
Total net revenue	4,415	1,789	723	(18)	6,909
Provision (benefit) for credit losses	1,456	233	(14)	(1)	1,674
Non-interest expense	2,039	1,000	403	131	3,573
Income (loss) from continuing operations before income taxes	920	556	334	(148)	1,662
Income tax provision (benefit)	213	130	78	(102)	319
Income (loss) from continuing operations, net of tax	$707	$426	$256	$(46)	$1,343
Loans held for investment	$107,576	$74,674	$65,953	$53	$248,256
Deposits	0	193,073	34,449	23,325	250,847

	Three Months Ended March 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,346	$1,517	$566	$45	$5,474
Non-interest income	738	195	158	(30)	1,061
Total net revenue	4,084	1,712	724	15	6,535
Provision (benefit) for credit losses	1,717	279	(2)	(2)	1,992
Non-interest expense	1,929	1,042	391	72	3,434
Income (loss) from continuing operations before income taxes	438	391	335	(55)	1,109
Income tax provision (benefit)	167	143	122	(118)	314
Income from continuing operations, net of tax	$271	$248	$213	$63	$795
Loans held for investment	$99,213	$73,982	$67,320	$73	$240,588
Deposits	0	188,216	33,735	19,231	241,182
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for the first quarters of 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million in revenue in our Commercial Banking business in the first quarter of 2018, with an offsetting impact to the Other category.

Revenue from Contracts with Customers
In the first quarter of 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) under the modified retrospective transition method. The majority of our revenue from contracts with customers consists of interchange fees in our Credit Card business and service charges on deposits and other customer-related fees in our Consumer Banking and Commercial Banking businesses. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2018.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segments Results

	Three Months Ended March 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$594	$42	$7	$0	$643
Service charges and other customer-related fees	2	127	32	0	161
Total contract revenue	596	169	39	0	804
Revenue from other sources	261	5	148	(27)	387
Total non-interest income	$857	$174	$187	$(27)	$1,191
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reclassifications to the Other category.

(2)	Interchange fees is presented net of customer reward expenses.

120	Capital One Financial Corporation (COF)

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
The following table presents contractual amount and carrying value of our unfunded lending commitments as of March 31, 2018 and December 31, 2017. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Credit card lines	$334,176	$351,481	N/A	N/A
Other loan commitments(1)	32,231	31,840	$77	$84
Standby letters of credit and commercial letters of credit(2)	1,934	2,046	40	43
Total unfunded lending commitments	$368,341	$385,367	$117	$127
__________

(1)	Includes $1.1 billion and $1.0 billion of advised lines of credit as of March 31, 2018 and December 31, 2017, respectively.

(2)	These financial guarantees have expiration dates ranging from 2018 to 2025 as of March 31, 2018.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for our loss sharing agreements was $63 million and $60 million as of March 31, 2018 and December 31, 2017, respectively.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2017, we entered into an agreement with our third-party servicer under which we assumed the mandatory obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions related to our discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. We also entered into a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we recognized loans held for sale and a corresponding liability on our consolidated balance sheets. Based on the current information and estimates, we expect that we will incur a loss when each clean-up call is exercised, and have recorded a liability of $79 million and $78 million associated with these clean-up call obligations as of March 31, 2018 and December 31, 2017, respectively. See “Note 6—Variable Interest Entities and Securitizations” for information related to these transactions.
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
In determining our best estimate of incurred losses for future remediation payments, management considers numerous factors, including (i) the number of customer complaints we expect in the future; (ii) our expectation of upholding those complaints; (iii) the expected number of complaints customers escalate to the FOS; (iv) our expectation of the FOS upholding such escalated complaints; (v) the number of complaints that fall under s.140A of the Consumer Credit Act; and (vi) the estimated remediation payout to customers. We monitor these factors each quarter and adjust our reserves to reflect the latest data.
Management’s best estimate of incurred losses related to U.K. PPI totaled $165 million and $249 million as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, no additions were made to our reserve. Other movements were due to a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of March 31, 2018 is approximately $150 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2018 is approximately $550 million, which includes estimates related to mortgage representation and warranty exposure. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interchange
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only (together with the lawsuits described above, “Interchange Lawsuits”). In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. In December 2013, the district court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. On June 30, 2016, the Second Circuit vacated the district court’s certification of the class, reversed approval of the proposed class settlement, and remanded the litigation to the district court for further proceedings, ruling that some of the merchants that were part of the proposed class settlement were not adequately represented. Because the Second Circuit ruling remands the litigation to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Several merchant plaintiffs also opted out of the class settlement before it was overturned, and some of those plaintiffs have sued MasterCard, Visa and various member banks, including Capital One. The opt-out cases are consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One. Separate settlement and judgment sharing agreements between Capital One, MasterCard and Visa allocate the liabilities of any judgment or settlement arising from the Interchange Lawsuits and associated opt-out cases. Visa created a litigation escrow account following its IPO of stock in 2008, which funds any settlements for its member banks, and any settlements related to MasterCard allocated losses are reflected in Capital One’s reserves.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Anti-Money Laundering
Capital One is being investigated by the New York District Attorney’s Office (“NYDA”), the Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury with respect to certain former check casher clients of the Commercial Banking business and Capital One’s anti-money laundering (“AML”) program. Capital One is cooperating with all agencies involved in the investigation.
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

124	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management” and “MD&A—Market Risk Profile.”
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

125	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2018. Commission costs are excluded from the amounts presented below.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
January	—	—	—	$1,000
February	2,018,376	$97.37	1,446,504	860
March	778,858	98.46	609,780	800
Total	2,797,234	97.68	2,056,284
__________

(1)
Comprises repurchase of common stock under the 2017 Stock Repurchase Program. There were 571,872 and 169,078 shares withheld in February and March, respectively, to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)
In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 Comprehensive Capital Analysis and Review (“CCAR”) period, which ends June 30, 2018.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

126	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED MARCH 31, 2018
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

12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

127	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 2, 2018	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

128	Capital One Financial Corporation (COF)