Form 10-Q
period 2018-06-30
CAPITAL ONE FINANCIAL CORP
filed 2018-07-27
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
As of June 30, 2018, there were 478,425,026 shares of the registrant’s Common Stock outstanding.

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of June 30, 2018 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2017 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2018, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom (“U.K.”).

•	Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering and national auto lending.

1	Capital One Financial Corporation (COF)

•
Commercial Banking: Consists of our lending, deposit gathering, capital markets and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $20 million and $2 billion.

Business Developments
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business. We may issue equity or debt, including through one or more public offerings, to fund our acquisitions.
On July 26, 2018, we announced that we entered into a new, long-term credit card program agreement with Walmart Inc. (“Walmart”). Under the terms of the agreement, we will become the exclusive issuer of Walmart’s private label and co-branded credit card program in the U.S. beginning August 1, 2019.
In the fourth quarter of 2017, we announced our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business. In the first quarter of 2018, we sold the substantial majority of the mortgage servicing rights related to loans serviced for others. In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018.
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

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2018 and 2017 and selected comparative balance sheet data as of June 30, 2018 and December 31, 2017. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2018	2017	Change	2018	2017	Change
Income statement
Net interest income	$5,551	$5,473	1%	$11,269	$10,947	3%
Non-interest income	1,641	1,231	33	2,832	2,292	24
Total net revenue	7,192	6,704	7	14,101	13,239	7
Provision for credit losses	1,276	1,800	(29)	2,950	3,792	(22)
Non-interest expense:
Marketing	425	435	(2)	839	831	1
Operating expenses	2,999	2,979	1	6,158	6,017	2
Total non-interest expense	3,424	3,414	—	6,997	6,848	2
Income from continuing operations before income taxes	2,492	1,490	67	4,154	2,599	60
Income tax provision	575	443	30	894	757	18
Income from continuing operations, net of tax	1,917	1,047	83	3,260	1,842	77
Income (loss) from discontinued operations, net of tax	(11)	(11)	—	(8)	4	**
Net income	1,906	1,036	84	3,252	1,846	76
Dividends and undistributed earnings allocated to participating securities	(12)	(8)	50	(23)	(13)	77
Preferred stock dividends	(80)	(80)	—	(132)	(133)	(1)
Net income available to common stockholders	$1,814	$948	91	$3,097	$1,700	82
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$3.76	$1.98	90%	$6.39	$3.51	82%
Income (loss) from discontinued operations	(0.02)	(0.02)	—	(0.02)	0.01	**
Net income per basic common share	$3.74	$1.96	91	$6.37	$3.52	81
Diluted earnings per common share:
Net income from continuing operations	$3.73	$1.96	90	$6.35	$3.48	82
Income (loss) from discontinued operations	(0.02)	(0.02)	—	(0.02)	0.01	**
Net income per diluted common share	$3.71	$1.94	91	$6.33	$3.49	81
Weighted-average common shares outstanding (in millions):
Basic	485.1	484.0	—	485.9	483.1	1%
Diluted	488.3	488.1	—	489.6	487.7	—
Common shares outstanding (period-end, in millions)	478.4	483.7	(1)%	478.4	483.7	(1)
Dividends declared and paid per common share	$0.40	$0.40	—	$0.80	$0.80	—
Tangible book value per common share (period-end)(1)	63.86	60.94	5	63.86	60.94	5
Balance sheet (average balances)
Loans held for investment	$240,758	$242,241	(1)%	$245,218	$241,875	1%
Interest-earning assets	333,495	318,078	5	331,850	318,215	4
Total assets	363,929	349,891	4	362,988	350,761	3
Interest-bearing deposits	223,079	214,412	4	221,384	213,696	4
Total deposits	248,790	240,550	3	247,040	239,555	3
Borrowings	52,333	48,838	7	53,454	51,085	5
Common equity	45,466	44,645	2	45,070	44,241	2
Total stockholders’ equity	49,827	49,005	2	49,431	48,602	2

3	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2018	2017	Change		2018	2017	Change
Selected performance metrics
Purchase volume(2)	$97,392	$83,079	17%		$183,937	$156,276	18%
Total net revenue margin(3)	8.63%	8.43%	20	bps	8.50%	8.32%	18	bps
Net interest margin(4)	6.66	6.88	(22)		6.79	6.88	(9)
Return on average assets	2.11	1.20	91		1.80	1.05	75
Return on average tangible assets(5)	2.20	1.25	95		1.87	1.10	77
Return on average common equity(6)	16.06	8.59	7%		13.78	7.67	6%
Return on average tangible common equity (“TCE”)(7)	23.99	13.09	11		20.70	11.75	9
Equity-to-assets ratio(8)	13.69	14.01	(32	)bps	13.62	13.86	(24	)bps
Non-interest expense as a percentage of average loans held for investment	5.69	5.64	5		5.71	5.66	5
Efficiency ratio(9)	47.61	50.92	(3)%		49.62	51.73	(2)%
Operating efficiency ratio(10)	41.70	44.44	(3)		43.67	45.45	(2)
Effective income tax rate from continuing operations	23.1	29.7	(7)		21.5	29.1	(8)
Net charge-offs	$1,459	$1,618	(10)		$3,077	$3,128	(2)
Net charge-off rate(11)	2.42%	2.67%	(25	)bps	2.51%	2.59%	(8	)bps

(Dollars in millions, except as noted)	June 30, 2018	December 31, 2017	Change
Balance sheet (period-end)
Loans held for investment	$236,124	$254,473	(7)%
Interest-earning assets	332,167	334,124	(1)
Total assets	363,989	365,693	—
Interest-bearing deposits	222,605	217,298	2
Total deposits	248,225	243,702	2
Borrowings	53,310	60,281	(12)
Common equity	45,566	44,370	3
Total stockholders’ equity	49,926	48,730	2
Credit quality metrics
Allowance for loan and lease losses	$7,368	$7,502	(2)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	3.12%	2.95%	17	bps
30+ day performing delinquency rate	2.88	3.23	(35)
30+ day delinquency rate	3.05	3.48	(43)
Capital ratios
Common equity Tier 1 capital(12)	11.1%	10.3%	80	bps
Tier 1 capital(12)	12.6	11.8	80
Total capital(12)	15.1	14.4	70
Tier 1 leverage(12)	10.3	9.9	40
Tangible common equity(13)	8.8	8.3	50
Supplementary leverage(12)	8.8	8.4	40
Other
Employees (period end, in thousands)	47.8	49.3	(3)%
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

(8)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(9)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(10)	Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.

(11)	Net charge-off rate is calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

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

** Not meaningful.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.9 billion ($3.71 per diluted common share) on total net revenue of $7.2 billion and net income of $3.3 billion ($6.33 per diluted common share) on total net revenue of $14.1 billion for the second quarter and first six months of 2018, respectively. In comparison, we reported net income of $1.0 billion ($1.94 per diluted common share) on total net revenue of $6.7 billion and net income of $1.8 billion ($3.49 per diluted common share) on total net revenue of $13.2 billion for the second quarter and first six months of 2017, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 11.1% and 10.3% as of June 30, 2018 and December 31, 2017, respectively. See “MD&A—Capital Management” below for additional information.
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio of $398 million to loans held for sale as of June 30, 2018. These actions resulted in a net gain of $400 million, including a benefit for credit losses of $46 million, which is reflected in the Other category.
On June 28, 2017, we announced that our Board of Directors authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 Comprehensive Capital Analysis and Review (“CCAR”) period, which ended June 30, 2018 (“2017 Stock Repurchase Program”). Through the end of the second quarter of 2018, we repurchased approximately $1.0 billion of shares of our common stock under the 2017 Stock Repurchase Program. Additionally, on June 28, 2018, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock (“2018 Stock Repurchase Program”) beginning the third quarter of 2018 through the end of the second quarter of 2019. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2018. These highlights are generally based on a comparison between the results of the second quarter and first six months of 2018 and 2017, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2018 compared to our financial condition and credit performance as of December 31, 2017. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

5	Capital One Financial Corporation (COF)

Total Company Performance

•	Earnings: Our net income increased by $870 million to $1.9 billion in the second quarter of 2018 and increased by $1.4 billion to $3.3 billion in the first six months of 2018 primarily driven by:

◦
lower provision for credit losses driven by the allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends and lower charge-offs mainly due to elevated charge-offs in the second quarter of 2017 in our oil and gas and taxi medallion lending portfolios;

◦	higher non-interest income largely driven by the net gain from the sale of the substantial majority of our consumer home loan portfolio; and

◦
higher net interest income due to growth in our domestic credit card and auto loan portfolios and higher yields on interest earning assets as a result of higher interest rates, partially offset by higher interest expense due to the net effect of higher interest rates.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $18.3 billion to $236.1 billion as of June 30, 2018 from December 31, 2017 primarily driven by the sale of the substantial majority of our consumer home loan portfolio and the transfer of the remaining portfolio to loans held for sale, as well as seasonal paydowns in our domestic credit card loan portfolio, partially offset by growth in our commercial and auto loan portfolios.

◦
Average loans held for investment decreased by $1.5 billion to $240.8 billion in the second quarter of 2018 compared to the second quarter of 2017 primarily due to growth in our domestic credit card loan portfolio, mainly due to loans obtained in the Cabela’s acquisition, and growth in our auto loan portfolio being more than offset by the impact of the sale of the substantial majority of our consumer home loan portfolio and the transfer of the remaining portfolio to loans held for sale. These same factors drove average loans held for investment to increase by $3.3 billion to $245.2 billion in the first six months of 2018 compared to the first six months of 2017 as the growth in our domestic credit card and auto loan portfolios more than offset the impact of the sale of the substantial majority of our consumer home loan portfolio and the transfer of the remaining portfolio to loans held for sale.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 25 basis points to 2.42% in the second quarter of 2018 compared to the second quarter of 2017 and decreased by 8 basis points to 2.51% in the first six months of 2018 compared to the first six months of 2017 primarily driven by elevated charge-offs in the second quarter of 2017 in our oil and gas and taxi medallion lending portfolios.

Our 30+ day delinquency rate decreased by 43 basis points to 3.05% as of June 30, 2018 from December 31, 2017 primarily due to seasonally lower delinquency inventories in our domestic credit card and auto loan portfolios, partially offset by the sale of the substantial majority of our consumer home loan portfolio.

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses decreased by $134 million to $7.4 billion as of June 30, 2018 from December 31, 2017 primarily driven by an allowance release in our auto loan portfolio largely due to improvements in credit trends and an allowance release due to the sale of the substantial majority of our consumer home loan portfolio.

The allowance coverage ratio increased by 17 basis points to 3.12% as of June 30, 2018 from December 31, 2017 primarily driven by lower loan balances largely due to the sale of the substantial majority of our consumer home loan portfolio and seasonal paydowns in our domestic credit card loan portfolio, partially offset by allowance releases in our auto and domestic credit card loan portfolios.

6	Capital One Financial Corporation (COF)

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2017 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K for factors that could materially influence our results.
Total Company Expectations
We continue to expect our 2018 corporate annual effective tax rate to be around 20% before discrete items.
After two years of significant improvement, we expect our annual 2018 operating efficiency ratio, net of adjusting items, will be roughly flat compared to our 2017 operating efficiency ratio, net of adjusting items. While efficiency ratio can vary in any given year, over the long term, we continue to believe that we will be able to achieve gradual efficiency improvement driven by growth and digital productivity gains. We expect our long-term improvements in total efficiency ratio will mostly come from an improving operating efficiency ratio.
We continue to expect marketing expense in 2018 will be higher than 2017, with essentially all of the increase coming in the second half of the year.
We believe the increases in deposit costs will continue, which will be a headwind to net interest margin going forward.
Business Segment Expectations
Consumer Banking: In our Consumer Banking business, we expect further increases in average deposit costs driven by higher market rates and increasing competition for deposits, as well as changing product mix as our national banking growth strategy continues to gain traction.
Over the longer term, we continue to expect that the charge-off rate in our auto finance business will increase gradually.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2018 and 2017. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and

7	Capital One Financial Corporation (COF)

other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings, and other interest-bearing liabilities. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

8	Capital One Financial Corporation (COF)

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2018 and 2017. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$107,893	$4,062	15.06%	$100,043	$3,787	15.14%
Consumer banking	66,692	1,218	7.31	74,644	1,223	6.55
Commercial banking(2)	67,198	744	4.43	68,220	647	3.79
Other(2)	260	(35)	(53.85)	60	12	80.00
Total loans, including loans held for sale	242,043	5,989	9.90	242,967	5,669	9.33
Investment securities	79,829	539	2.70	68,857	433	2.52
Cash equivalents and other interest-earning assets	11,623	68	2.34	6,254	26	1.66
Total interest-earning assets	333,495	6,596	7.91	318,078	6,128	7.71
Cash and due from banks	3,596			3,314
Allowance for loan and lease losses	(7,536)			(6,982)
Premises and equipment, net	4,145			3,855
Other assets	30,229			31,626
Total assets	$363,929			$349,891
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$223,079	$622	1.12%	$214,412	$382	0.71%
Securitized debt obligations	19,147	124	2.59	18,400	82	1.78
Senior and subordinated notes	32,250	289	3.58	27,821	179	2.57
Other borrowings and liabilities	4,132	10	0.97	3,656	12	1.31
Total interest-bearing liabilities	278,608	1,045	1.50	$264,289	655	0.99
Non-interest-bearing deposits	25,711			26,138
Other liabilities	9,783			10,459
Total liabilities	314,102			300,886
Stockholders’ equity	49,827			49,005
Total liabilities and stockholders’ equity	$363,929			$349,891
Net interest income/spread		$5,551	6.41		$5,473	6.72
Impact of non-interest-bearing funding			0.25			0.16
Net interest margin			6.66%			6.88%

9	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$108,693	$8,235	15.15%	$100,603	$7,577	15.06%
Consumer banking	70,875	2,504	7.07	74,081	2,413	6.51
Commercial banking(2)	66,590	1,427	4.29	67,863	1,262	3.72
Other(2)	293	(43)	(29.35)	63	43	136.51
Total loans, including loans held for sale	246,451	12,123	9.84	242,610	11,295	9.31
Investment securities	74,731	991	2.65	68,637	849	2.47
Cash equivalents and other interest-earning assets	10,668	119	2.23	6,968	54	1.55
Total interest-earning assets	331,850	13,233	7.98	318,215	12,198	7.67
Cash and due from banks	3,704			3,400
Allowance for loan and lease losses	(7,520)			(6,749)
Premises and equipment, net	4,142			3,826
Other assets	30,812			32,069
Total assets	$362,988			$350,761
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$221,384	$1,161	1.05%	$213,696	$735	0.69%
Securitized debt obligations	19,421	231	2.38	17,791	151	1.70
Senior and subordinated notes	31,345	540	3.45	26,321	328	2.49
Other borrowings and liabilities	5,483	32	1.17	7,981	37	0.93
Total interest-bearing liabilities	277,633	1,964	1.41	265,789	1,251	0.94
Non-interest-bearing deposits	25,656			25,859
Other liabilities	10,268			10,511
Total liabilities	313,557			302,159
Stockholders’ equity	49,431			48,602
Total liabilities and stockholders’ equity	$362,988			$350,761
Net interest income/spread		$11,269	6.57		$10,947	6.73
Impact of non-interest-bearing funding			0.22			0.15
Net interest margin			6.79%			6.88%
__________

(1)
Past due fees included in interest income totaled approximately $387 million and $790 million in the second quarter and first six months of 2018, respectively, and $382 million and $766 million in the second quarter and first six months of 2017, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our Commercial banking loans totaled approximately $21 million and $41 million in the second quarter and first six months of 2018, respectively, and $32 million and $64 million in the second quarter and first six months of 2017, respectively, with corresponding reductions to Other category.

(3)
Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting. In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. As a result, interest income and interest expense amounts shown above for the three months ended June 30, 2018 include $2 million and $16 million, respectively, and for the six months ended June 30, 2018 include $3 million and $46 million, respectively, related to hedge ineffectiveness that would previously have been included in other non-interest income.

10	Capital One Financial Corporation (COF)

Net interest income increased by $78 million to $5.6 billion in the second quarter of 2018 compared to the second quarter of 2017 and increased by $322 million to $11.3 billion in the first six months of 2018 compared to the first six months of 2017 primarily driven by higher interest income due to growth in our domestic credit card and auto loan portfolios, and higher yields as a result of higher interest rates, partially offset by higher interest expense due to the net effect of higher interest rates.
Net interest margin decreased by 22 basis points to 6.66% in the second quarter of 2018 compared to the second quarter of 2017 and decreased by 9 basis points to 6.79% in the first six months of 2018 compared to the first six months of 2017 primarily driven by higher interest expense due to the net effect of higher interest rates, partially offset by product mix changes and higher yields in our interest-earning assets.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:(1)
Credit card	$275	$296	$(21)	$658	$613	$45
Consumer banking	(5)	(130)	125	91	(104)	195
Commercial banking(2)	97	(10)	107	165	(24)	189
Other(2)	(47)	(27)	(20)	(86)	(34)	(52)
Total loans, including loans held for sale	320	129	191	828	451	377
Investment securities	106	72	34	142	78	64
Cash equivalents and other interest-earning assets	42	27	15	65	34	31
Total interest income	468	228	240	1,035	563	472
Interest expense:
Deposits	240	16	224	426	27	399
Securitized debt obligations	42	3	39	80	15	65
Senior and subordinated notes	110	32	78	212	70	142
Other borrowings and liabilities	(2)	1	(3)	(5)	(12)	7
Total interest expense	390	52	338	713	100	613
Net interest income	$78	$176	$(98)	$322	$463	$(141)
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

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

11	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2018 and 2017.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Interchange fees, net	$723	$676	$1,366	$1,246
Service charges and other customer-related fees	391	418	823	789
Net securities gains (losses)	(1)	(4)	7	(4)
Other non-interest income:
Mortgage banking revenue	440	41	478	110
Treasury and other investment income	38	36	46	50
Other	50	64	112	101
Total other non-interest income	528	141	636	261
Total non-interest income	$1,641	$1,231	$2,832	$2,292
Non-interest income increased by $410 million to $1.6 billion in the second quarter of 2018 compared to the second quarter of 2017 and increased by $540 million to $2.8 billion in the first six months of 2018 compared to the first six months of 2017 primarily driven by:

•	the net gain from the sale of the substantial majority of our consumer home loan portfolio; and

•	an increase in net interchange fees primarily due to higher purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs and changes to the allowance for loan and lease losses and the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.3 billion and $3.0 billion in the second quarter and first six months of 2018, respectively, compared to $1.8 billion and $3.8 billion in the second quarter and first six months of 2017, respectively. The provision for credit losses as a percentage of net interest income was 23.0% and 26.2% in the second quarter and first six months of 2018, respectively, compared to 32.9% and 34.6% in the second quarter and first six months of 2017, respectively.
Our provision for credit losses decreased by $524 million in the second quarter of 2018 compared to the second quarter of 2017 and decreased by $842 million in the first six months of 2018 compared to the first six months of 2017 primarily driven by:

•	allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends; and

•	elevated charge-offs in the second quarter of 2017 in our oil and gas and taxi medallion lending portfolios.
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

12	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2018 and 2017.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Salaries and associate benefits	$1,430	$1,383	$2,950	$2,854
Occupancy and equipment	503	474	993	945
Marketing	425	435	839	831
Professional services	234	279	444	526
Communications and data processing	317	289	623	577
Amortization of intangibles	43	61	87	123
Other non-interest expense:
Bankcard, regulatory and other fee assessments	65	146	234	282
Collections	104	88	212	173
Fraud losses	89	78	186	156
Other	214	181	429	381
Total other non-interest expense	472	493	1,061	992
Total non-interest expense	$3,424	$3,414	$6,997	$6,848
Non-interest expense remained flat at $3.4 billion in the second quarter of 2018.
Non-interest expense increased by $149 million to $7.0 billion in the first six months of 2018 compared to the first six months of 2017 primarily due to:

•	higher operating expenses associated with loan growth, as well as continued investments in technology and infrastructure; and

•
restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations.

These increases were partially offset by lower bankcard, regulatory and other fee assessments.
Income Taxes
We recorded income tax provisions of $575 million (23.1% effective income tax rate) and $894 million (21.5% effective income tax rate) in the second quarter and first six months of 2018, respectively, compared to $443 million (29.7% effective income tax rate) and $757 million (29.1% effective income tax rate) in the second quarter and first six months of 2017, respectively.
The decrease in our effective income tax rate in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 was primarily due to the federal statutory tax rate decrease from 35% to 21% as a result of the Tax Act, partially offset by higher income relative to our tax credits and higher discrete tax expense.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes” in our 2017 Form 10-K.

13	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $1.7 billion to $364.0 billion as of June 30, 2018 from December 31, 2017 primarily attributable to a decrease in loans held for investment driven by the sale of the substantial majority of our consumer home loan portfolio and expected seasonal paydowns in our domestic credit card loan portfolio, partially offset by an increase in investment securities and growth in our commercial and auto loan portfolios.
Total liabilities decreased by $2.9 billion to $314.1 billion as of June 30, 2018 from December 31, 2017 primarily driven by a decrease in our Federal Home Loan Banks (“FHLB”) advances outstanding, which are included in other debt. This decrease was partially offset by:

•	deposit growth in our Consumer Banking business; and

•	net issuances of senior and subordinated notes.
Stockholders’ equity increased by $1.2 billion to $49.9 billion as of June 30, 2018 from December 31, 2017 primarily due to our net income of $3.3 billion in the first six months of 2018. This driver was partially offset by:

•	treasury stock purchases and dividend payments to our stockholders; and

•	unrealized losses on our available for sale securities and cash flow hedges included in accumulated other comprehensive loss primarily driven by higher interest rates.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2018. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% and 95% of our total investment securities as of June 30, 2018 and December 31, 2017, respectively.
The fair value of our available for sale securities portfolio increased by $13.0 billion to $50.7 billion as of June 30, 2018 from December 31, 2017 primarily due to a one-time transfer of held to maturity securities to available for sale as a result of our adoption of ASU No. 2017-12. The fair value of our held to maturity securities portfolio increased by $3.7 billion to $33.1 billion as of June 30, 2018 from December 31, 2017 primarily driven by purchases in the second quarter of 2018 as we invested a portion of the proceeds from the sale of the substantial majority of our consumer home loan portfolio into securities, partially offset by the one-time transfer to available for sale.

14	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of June 30, 2018 and December 31, 2017.
Table 6: Investment Securities

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$8,603	$8,624	$5,168	$5,171
RMBS:
Agency	34,870	33,742	26,013	25,678
Non-agency	1,563	1,940	1,722	2,114
Total RMBS	36,433	35,682	27,735	27,792
Agency CMBS	4,858	4,763	3,209	3,175
Other ABS	296	294	513	512
Other securities(1)	1,331	1,328	1,003	1,005
Total investment securities available for sale	$51,521	$50,691	$37,628	$37,655

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	—	—	$200	$200
Agency RMBS	$30,377	$30,108	24,980	25,395
Agency CMBS	3,087	2,989	3,804	3,842
Total investment securities held to maturity	$33,464	$33,097	$28,984	$29,437
__________

(1)	Includes primarily supranational bonds and foreign government bonds.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. We categorize the credit ratings of our investment securities based on the credit ratings issued by Standard & Poor’s Ratings Services (“S&P”) as of June 30, 2018 and the lower of the credit ratings issued by S&P and Moody’s Investors Service (“Moody’s”) as of December 31, 2017.
Approximately 97% and 96% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of June 30, 2018 and December 31, 2017, respectively, while approximately 2% and 3% was below investment grade as of June 30, 2018 and December 31, 2017, respectively.

15	Capital One Financial Corporation (COF)

Table 7 provides information on the credit ratings of our non-agency RMBS, other ABS and other securities in our portfolio as of June 30, 2018 and December 31, 2017.
Table 7: Non-Agency Investment Securities Credit Ratings

	June 30, 2018				December 31, 2017
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade/Not Rated(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade/Not Rated(1)
Non-agency RMBS	$1,940	—	6%	94%	$2,114	—	3%	97%
Other ABS	294	59%	—	41	512	100%	—	—
Other securities	1,328	88	12	—	1,005	71	19	10
__________

(1)
Includes investment securities that were not rated by S&P as of June 30, 2018 and investment securities not rated by S&P or Moody’s as of December 31, 2017. There were no new additions nor downgrades to other ABS in the first six months of 2018.

For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 8 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balances as of June 30, 2018 and December 31, 2017.
Table 8: Loans Held for Investment

	June 30, 2018			December 31, 2017
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$109,777	$5,624	$104,153	$114,762	$5,648	$109,114
Consumer Banking	58,727	1,120	57,607	75,078	1,242	73,836
Commercial Banking	67,609	624	66,985	64,575	611	63,964
Other	11	—	11	58	1	57
Total	$236,124	$7,368	$228,756	$254,473	$7,502	$246,971
Loans held for investment decreased by $18.3 billion to $236.1 billion as of June 30, 2018 from December 31, 2017 primarily driven by the sale of the substantial majority of our consumer home loan portfolio and the transfer of the remaining portfolio to loans held for sale and expected seasonal paydowns in our domestic credit card loan portfolio, partially offset by growth in our commercial and auto loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Funding Sources
Our primary source of funding comes from deposits, which provide a stable and relatively low cost of funds. In addition to deposits, we also raise funding through the issuance of securitized debt obligations and other debt. Other debt primarily consists of senior and subordinated notes, FHLB advances secured by certain portions of our loan and securities portfolios, and federal funds purchased and securities loaned or sold under agreements to repurchase.

16	Capital One Financial Corporation (COF)

Table 9 provides the composition of our primary sources of funding as of June 30, 2018 and December 31, 2017.
Table 9: Funding Sources Composition

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:(1)
Consumer Banking	$194,962	65%	$185,842	61%
Commercial Banking	31,078	10	33,938	11
Other	22,185	7	23,922	8
Total deposits	248,225	82	243,702	80
Securitized debt obligations	19,649	7	20,010	7
Other debt	33,661	11	40,271	13
Total funding sources	$301,535	100%	$303,983	100%
__________

(1)	Includes brokered deposits of $23.3 billion and $25.1 billion as of June 30, 2018 and December 31, 2017, respectively.
Total deposits increased by $4.5 billion to $248.2 billion as of June 30, 2018 from December 31, 2017 primarily driven by growth in our deposit products that are sold to both existing and new customers in our Consumer Banking business.
Securitized debt obligations remained relatively flat at $19.6 billion as of June 30, 2018.
Other debt decreased by $6.6 billion to $33.7 billion as of June 30, 2018 from December 31, 2017 primarily driven by a decrease in our FHLB advances outstanding, partially offset by senior and subordinated notes issuances.
We provide additional information on our funding sources in “MD&A—Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”

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

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments” in our 2017 Form 10-K.

17	Capital One Financial Corporation (COF)

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
We summarize our business segment results for the second quarter and first six months of 2018 and 2017 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2018 compared to December 31, 2017. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 10 summarizes our business segment results, which we report based on revenue and net income from continuing operations, for the second quarter and first six months of 2018 and 2017.
Table 10: Business Segment Results

	Three Months Ended June 30,
	2018				2017
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,280	59%	$923	48%	$4,169	63%	$553	53%
Consumer Banking	1,784	25	539	28	1,761	26	276	26
Commercial Banking(3)(4)	758	11	242	13	752	11	146	14
Other(3)(4)	370	5	213	11	22	—	72	7
Total	$7,192	100%	$1,917	100%	$6,704	100%	$1,047	100%

	Six Months Ended June 30,
	2018				2017
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$8,695	62%	$1,630	50%	$8,253	63%	$824	45%
Consumer Banking	3,573	25	965	30	3,473	26	524	28
Commercial Banking(3)(4)	1,481	11	498	15	1,476	11	359	20
Other(3)(4)	352	2	167	5	37	—	135	7
Total	$14,101	100%	$3,260	100%	$13,239	100%	$1,842	100%
________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income for our business segments and the Other category is based on income from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(4)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million and $56 million in revenue in our Commercial Banking business in the second quarter and first six months of 2018, respectively, with an offsetting impact to the Other category.

18	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $923 million and $1.6 billion in the second quarter and first six months of 2018, respectively, and $553 million and $824 million in the second quarter and first six months of 2017, respectively.
Table 11 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 11: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$3,396	$3,294	3%		$6,954	$6,640	5%
Non-interest income	884	875	1		1,741	1,613	8
Total net revenue(1)	4,280	4,169	3		8,695	8,253	5
Provision for credit losses	1,171	1,397	(16)		2,627	3,114	(16)
Non-interest expense	1,904	1,918	(1)		3,943	3,847	2
Income from continuing operations before income taxes	1,205	854	41		2,125	1,292	64
Income tax provision	282	301	(6)		495	468	6
Income from continuing operations, net of tax	$923	$553	67		$1,630	$824	98
Selected performance metrics:
Average loans held for investment(2)	$107,893	$100,043	8		$108,693	$100,603	8
Average yield on loans held for investment(3)	15.06%	15.14%	(8	)bps	15.15%	15.06%	9	bps
Total net revenue margin(4)	15.87	16.67	(80)		16.00	16.41	(41)
Net charge-offs	$1,260	$1,256	—		$2,637	$2,527	4%
Net charge-off rate	4.67%	5.02%	(35	)bps	4.85%	5.02%	(17	)bps
Purchase volume(5)	$97,392	$83,079	17%		$183,937	$156,276	18%

(Dollars in millions, except as noted)	June 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment(2)	$109,777	$114,762	(4)%
30+ day performing delinquency rate	3.32%	3.98%	(66	)bps
30+ day delinquency rate	3.33	3.99	(66)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for loan and lease losses	$5,624	$5,648	—
Allowance coverage ratio	5.12%	4.92%	20	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $309 million and $644 million in the second quarter and first six months of 2018, respectively, and by $313 million and $634 million in the second quarter and first six months of 2017, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $416 million and $491 million as of June 30, 2018 and December 31, 2017, respectively.

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

19	Capital One Financial Corporation (COF)

(5)	Purchase volume consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.

(6)
Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, and changes in financial condition and credit performance between June 30, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income increased by $102 million to $3.4 billion in the second quarter of 2018 and increased by $314 million to $7.0 billion in the first six months of 2018 primarily driven by loan growth in our Domestic Card business, including loans obtained in the Cabela’s acquisition.

•
Non-Interest Income: Non-interest income was substantially flat at $884 million in the second quarter of 2018 as an increase in net interchange fees primarily due to higher purchase volume was offset by lower service charges and other customer-related fees.

Non-interest income increased by $128 million to $1.7 billion in the first six months of 2018 primarily driven by an increase in net interchange fees due to higher purchase volume.

•
Provision for Credit Losses: The provision for credit losses decreased by $226 million to $1.2 billion in the second quarter of 2018 and decreased by $487 million to $2.6 billion in the first six months of 2018 primarily driven by an allowance release in our domestic credit card loan portfolio largely due to improvements in credit trends .

•	Non-Interest Expense: Non-interest expense was substantially flat at $1.9 billion in the second quarter of 2018.
Non-interest expense increased by $96 million to $3.9 billion in the first six months of 2018 primarily driven by higher operating expenses associated with loan growth and continued investments in technology and infrastructure, as well as costs associated with the acquired Cabela’s portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $5.0 billion to $109.8 billion as of June 30, 2018 from December 31, 2017 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio.

Average loans held for investment increased by $7.9 billion to $107.9 billion in the second quarter of 2018 compared to the second quarter of 2017 and increased by $8.1 billion to $108.7 billion in the first six months of 2018 compared to the first six months of 2017 primarily due to growth in our domestic credit card loan portfolio largely driven by loans obtained in the Cabela’s acquisition.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 35 basis points to 4.67% in the second quarter of 2018 compared to the second quarter of 2017 primarily driven by the loans obtained in the Cabela’s acquisition, which have a lower charge-off rate, and favorability realized from portfolio seasoning.

The net charge-off rate decreased by 17 basis points to 4.85% in the first six months of 2018 compared to the first six months of 2017 primarily driven by the loans obtained in the Cabela’s acquisition, which have a lower charge-off rate.
The 30+ day delinquency rate decreased by 66 basis points to 3.33% as of June 30, 2018 from December 31, 2017 primarily driven by seasonally lower delinquency inventories and improvements in credit trends in our domestic credit card loan portfolio.
Domestic Card Business
Domestic Card generated net income from continuing operations of $881 million and $1.5 billion in the second quarter and first six months of 2018, respectively, compared to net income from continuing operations of $482 million and $760 million in the second quarter and first six months of 2017, respectively. In the second quarter and first six months of 2018 and 2017, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.

20	Capital One Financial Corporation (COF)

Table 11.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 11.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$3,108	$3,011	3%		$6,337	$6,104	4%
Non-interest income	818	802	2		1,592	1,501	6
Total net revenue(1)	3,926	3,813	3		7,929	7,605	4
Provision for credit losses	1,094	1,327	(18)		2,474	2,964	(17)
Non-interest expense	1,683	1,727	(3)		3,515	3,444	2
Income from continuing operations before income taxes	1,149	759	51		1,940	1,197	62
Income tax provision	268	277	(3)		452	437	3
Income from continuing operations, net of tax	$881	$482	83		$1,488	$760	96
Selected performance metrics:
Average loans held for investment(2)	$98,895	$91,769	8		$99,668	$92,398	8
Average yield on loans held for investment(3)	15.05%	15.07%	(2	)bps	15.07%	15.04%	3	bps
Total net revenue margin(4)	15.88	16.62	(74)		15.91	16.46	(55)
Net charge-offs	$1,166	$1,172	(1)%		$2,487	$2,368	5%
Net charge-off rate	4.72%	5.11%	(39	)bps	4.99%	5.12%	(13	)bps
Purchase volume(5)	$88,941	$75,781	17%		$168,135	$142,731	18%

(Dollars in millions, except as noted)	June 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment(2)	$100,714	$105,293	(4)%
30+ day delinquency rate	3.32%	4.01%	(69	)bps
Allowance for loan and lease losses	$5,260	$5,273	—
Allowance coverage ratio	5.22%	5.01%	21	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the second quarter of 2018 compared to the second quarter of 2017 primarily driven by:

•	lower provision for credit losses;

•	higher net interest income primarily driven by loan growth; and

•	lower non-interest expense primarily driven by lower fee assessments.

21	Capital One Financial Corporation (COF)

Net income for our Domestic Card business increased in the first six months of 2018 compared to the first six months of 2017 primarily driven by:

•	lower provision for credit losses;

•	higher net interest income primarily driven by loan growth, including loans obtained in the Cabela’s acquisition; and

•	higher non-interest income driven by an increase in net interchange fees primarily due to higher purchase volume.
These drivers were partially offset by higher non-interest expense.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $539 million and $965 million in the second quarter and first six months of 2018, respectively, and $276 million and $524 million in the second quarter and first six months of 2017, respectively.
Table 12 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 12: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$1,609	$1,578	2%		$3,224	$3,095	4%
Non-interest income	175	183	(4)		349	378	(8)
Total net revenue	1,784	1,761	1		3,573	3,473	3
Provision for credit losses	118	268	(56)		351	547	(36)
Non-interest expense	963	1,059	(9)		1,963	2,101	(7)
Income from continuing operations before income taxes	703	434	62		1,259	825	53
Income tax provision	164	158	4		294	301	(2)
Income from continuing operations, net of tax	$539	$276	95		$965	$524	84
Selected performance metrics:
Average loans held for investment:
Auto	$55,298	$50,803	9		$54,824	$49,743	10
Home loan(1)	8,098	20,203	(60)		12,635	20,674	(39)
Retail banking	3,084	3,463	(11)		3,256	3,486	(7)
Total consumer banking	$66,480	$74,469	(11)		$70,715	$73,903	(4)
Average yield on loans held for investment(2)	7.32%	6.56%	76	bps	7.08%	6.52%	56	bps
Average deposits	$193,278	$186,989	3%		$190,547	$185,471	3%
Average deposits interest rate	0.88%	0.59%	29	bps	0.84%	0.58%	26	bps
Net charge-offs	$198	$232	(15)%		$421	$450	(6)%
Net charge-off rate	1.19%	1.25%	(6	)bps	1.19%	1.22%	(3	)bps
Auto loan originations	$6,994	$7,453	(6)%		$13,701	$14,478	(5)%

22	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment:
Auto	$55,781	$53,991	3%
Home loan(1)	—	17,633	**
Retail banking	2,946	3,454	(15)
Total consumer banking	$58,727	$75,078	(22)
30+ day performing delinquency rate	5.33%	4.76%	57	bps
30+ day delinquency rate	5.80	5.34	46
Nonperforming loan rate	0.58	0.78	(20)
Nonperforming asset rate(3)	0.73	0.91	(18)
Allowance for loan and lease losses	$1,120	$1,242	(10)%
Allowance coverage ratio	1.91%	1.65%	26	bps
Deposits	$194,962	$185,842	5%
__________

(1)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. The impact of these actions is reflected in the Other category for the three and six months ended June 30, 2018.

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
Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, and changes in financial condition and credit performance between June 30, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income increased by $31 million to $1.6 billion in the second quarter of 2018 and increased by $129 million to $3.2 billion in the first six months of 2018 primarily driven by growth in our auto loan portfolio and higher deposit volumes and margins in our retail banking business, partially offset by the sale of the substantial majority of our consumer home loan portfolio.

Consumer Banking loan yield increased by 76 basis points to 7.32% and increased by 56 basis points to 7.08% in the second quarter and first six months of 2018, respectively, compared to the second quarter and first six months of 2017 primarily driven by:

◦	changes in product mix as a result of the sale of the substantial majority of our consumer home loan portfolio and the transfer of the remaining portfolio to loans held for sale; and

◦	higher yields as a result of higher interest rates.

•	Non-Interest Income: Non-interest income was substantially flat at $175 million in the second quarter of 2018 and $349 million in the first six months of 2018.

•
Provision for Credit Losses: The provision for credit losses decreased by $150 million to $118 million in the second quarter of 2018 and decreased by $196 million to $351 million the first six months of 2018 primarily due to an allowance release in our auto loan portfolio largely due to improvements in credit trends.

•
Non-Interest Expense: Non-interest expense decreased by $96 million to $963 million in the second quarter of 2018 and decreased by $138 million to $2.0 billion the first six months of 2018 primarily driven by:

23	Capital One Financial Corporation (COF)

•
lower operating expenses due to our decision to cease new originations of home loan lending products in the fourth quarter of 2017 and the sale of the substantial majority of our consumer home loan portfolio in the second quarter of 2018; and

•	operating efficiencies in our retail banking business.
These drivers were largely offset by higher operating expenses driven by growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $16.4 billion to $58.7 billion as of June 30, 2018 from December 31, 2017, and average loans held for investment decreased by $8.0 billion to $66.5 billion in the second quarter of 2018 compared to the second quarter of 2017 and decreased by $3.2 billion to $70.7 billion in the first six months of 2018 compared to the first six months of 2017. These decreases were primarily driven by the sale of the substantial majority of our consumer home loan portfolio and the transfer of the remaining portfolio to loans held for sale, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $9.1 billion to $195.0 billion as of June 30, 2018 from December 31, 2017 as a result of strong growth in our deposit products that are sold to both existing and new customers.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 6 basis points to 1.19% in the second quarter of 2018 compared to the second quarter of 2017, and decreased by 3 basis points to 1.19% in the first six months of 2018 compared to the first six months of 2017. These decreases were primarily driven by lower charge-offs in our auto loan portfolio, partially offset by lower loan balances due to the sale of the substantial majority of our consumer home loan portfolio.

The 30+ day delinquency rate increased by 46 basis points to 5.80% as of June 30, 2018 from December 31, 2017 primarily driven by lower loan balances due to the sale of the substantial majority of our consumer home loan portfolio, partially offset by seasonally lower delinquency inventories in our auto loan portfolio.
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
Our Commercial Banking business generated net income from continuing operations of $242 million and $498 million in the second quarter and first six months of 2018, respectively, and $146 million and $359 million in the second quarter and first six months of 2017, respectively.

24	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 13: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$549	$569	(4)%		$1,085	$1,135	(4)%
Non-interest income	209	183	14		396	341	16
Total net revenue(1)(2)	758	752	1		1,481	1,476	—
Provision for credit losses(3)	34	140	(76)		20	138	(86)
Non-interest expense	409	381	7		812	772	5
Income from continuing operations before income taxes	315	231	36		649	566	15
Income tax provision	73	85	(14)		151	207	(27)
Income from continuing operations, net of tax	$242	$146	66		$498	$359	39
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$27,302	$27,401	—		$26,924	$26,997	—
Commercial and industrial	38,686	39,815	(3)		38,467	39,845	(3)
Total commercial lending	65,988	67,216	(2)		65,391	66,842	(2)
Small-ticket commercial real estate	376	453	(17)		385	463	(17)
Total commercial banking	$66,364	$67,669	(2)		$65,776	$67,305	(2)
Average yield on loans held for investment(1)(4)	4.43%	3.81%	62	bps	4.30%	3.73%	57	bps
Average deposits	$32,951	$34,263	(4)%		$33,501	$34,241	(2)%
Average deposits interest rate	0.65%	0.36%	29	bps	0.59%	0.34%	25	bps
Net charge-offs	$(7)	$136	**		$12	$159	(92)%
Net charge-off rate	(0.04)%	0.80%	(84	)bps	0.04%	0.47%	(43	)bps

(Dollars in millions, except as noted)	June 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$28,292	$26,150	8%
Commercial and industrial	38,948	38,025	2
Total commercial lending	67,240	64,175	5
Small-ticket commercial real estate	369	400	(8)
Total commercial banking	$67,609	$64,575	5
Nonperforming loan rate	0.34%	0.44%	(10	)bps
Nonperforming asset rate(5)	0.37	0.52	(15)
Allowance for loan and lease losses(3)	$624	$611	2%
Allowance coverage ratio	0.92%	0.95%	(3	)bps
Deposits	$31,078	$33,938	(8)%
Loans serviced for others	30,060	27,764	8
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

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

25	Capital One Financial Corporation (COF)

was a decrease of $28 million and $56 million in revenue in our Commercial Banking business in the second quarter and first six months of 2018, respectively, with an offsetting impact to the Other category.

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $112 million and $117 million as of June 30, 2018 and December 31, 2017, respectively.

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
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, and changes in financial condition and credit performance between June 30, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income decreased by $20 million to $549 million in the second quarter of 2018 and decreased by $50 million to $1.1 billion in the first six months of 2018 primarily driven by the impact of the reduction of the federal tax rate set forth in the Tax Act on revenue presented on a taxable-equivalent basis, partially offset by the change to include the tax benefit of losses on certain tax-advantaged investments.

•
Non-Interest Income: Non-interest income increased by $26 million to $209 million in the second quarter of 2018 and increased by $55 million to $396 million in the first six months of 2018 primarily driven by higher revenue in our capital markets and agency businesses.

•
Provision for Credit Losses: The provision for credit losses decreased by $106 million to $34 million in the second quarter of 2018 and decreased by $118 million to $20 million the first six months of 2018 primarily driven by elevated charge-offs in the second quarter of 2017 in our oil and gas and taxi medallion lending portfolios.

•
Non-Interest Expense: Non-interest expense increased by $28 million to $409 million in the second quarter of 2018 and increased by $40 million to $812 million in the first six months of 2018 driven by higher operating expenses associated with continued investments in technology and other business initiatives.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.0 billion to $67.6 billion as of June 30, 2018 from December 31, 2017 primarily driven by growth in our commercial loan portfolios.

Average loans held for investment decreased by $1.3 billion to $66.4 billion in the second quarter of 2018 compared to the second quarter of 2017 and decreased by $1.5 billion to $65.8 billion in the first six months of 2018 compared to the first six months of 2017 primarily due to:

◦	paydowns in our commercial and industrial loan portfolios; and

◦	charge-offs in, and the subsequent sale of, the substantial majority of our taxi medallion lending portfolio.

•	Deposits: Period-end deposits decreased by $2.9 billion to $31.1 billion as of June 30, 2018 from December 31, 2017.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 84 basis points to a net recovery rate of 0.04% in the second quarter of 2018 compared to the second quarter of 2017 and decreased by 43 basis points to 0.04% in the first six months of 2018 compared to the first six months of 2017 primarily driven by elevated charge-offs in the second quarter of 2017 in our oil and gas and taxi medallion lending portfolios.

The nonperforming loan rate decreased by 10 basis points to 0.34% as of June 30, 2018 from December 31, 2017 primarily driven by paydowns in our oil and gas lending portfolios.

26	Capital One Financial Corporation (COF)

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio, asset/liability management and certain capital management activities. Other also includes:

•	foreign exchange-rate fluctuations on foreign currency-denominated balances;

•
unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges;

•	offsets related to certain line-item reclassifications; and

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
Table 14 summarizes the financial results of our Other category for the periods indicated.
Table 14: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Selected income statement data:
Net interest income	$(3)	$32	**	$6	$77	(92)%
Non-interest income	373	(10)	**	346	(40)	**
Total net revenue(1)(2)	370	22	**	352	37	**
Benefit for credit losses	(47)	(5)	**	(48)	(7)	**
Non-interest expense	148	56	164%	279	128	118
Income (loss) from continuing operations before income taxes	269	(29)	**	121	(84)	**
Income tax provision (benefit)	56	(101)	**	(46)	(219)	(79)
Income from continuing operations, net of tax	$213	$72	196	$167	$135	24
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million and $56 million in revenue in our Commercial Banking business in the second quarter and first six months of 2018, respectively, with an offsetting impact to the Other category.

**	Not meaningful.
Net income from continuing operations recorded in the Other category was $213 million and $167 million in the second quarter and first six months of 2018, respectively, compared to net income of $72 million and $135 million in the second quarter and first six months of 2017, respectively.
The increase in net income in the second quarter and first six months of 2018 was primarily driven by the net gain of $400 million from the sale of the substantial majority of our consumer home loan portfolio, partially offset by:

•	higher operating expense primarily due to continued investments in technology and infrastructure;

•	higher interest expense due to the net effect of higher interest rates; and

•
restructuring activities, which primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, that are the result of exiting certain business activities and locations.

27	Capital One Financial Corporation (COF)

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

28	Capital One Financial Corporation (COF)

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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. As of June 30, 2018, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
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

29	Capital One Financial Corporation (COF)

Table 15 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of June 30, 2018 and December 31, 2017.
Table 15: Capital Ratios under Basel III(1)(2)

	June 30, 2018			December 31, 2017
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	11.1%	4.5%	N/A	10.3%	4.5%	N/A
Tier 1 capital(4)	12.6	6.0	6.0%	11.8	6.0	6.0%
Total capital(5)	15.1	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(6)	10.3	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(7)	8.8	3.0	N/A	8.4	N/A	N/A
COBNA:
Common equity Tier 1 capital(3)	15.2	4.5	6.5	14.3	4.5	6.5
Tier 1 capital(4)	15.2	6.0	8.0	14.3	6.0	8.0
Total capital(5)	17.6	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(6)	13.6	4.0	5.0	12.7	4.0	5.0
Supplementary leverage(7)	11.2	3.0	N/A	10.4	N/A	N/A
CONA:
Common equity Tier 1 capital(3)	13.4	4.5	6.5	12.2	4.5	6.5
Tier 1 capital(4)	13.4	6.0	8.0	12.2	6.0	8.0
Total capital(5)	14.6	8.0	10.0	13.4	8.0	10.0
Tier 1 leverage(6)	9.2	4.0	5.0	8.6	4.0	5.0
Supplementary leverage(7)	8.1	3.0	N/A	7.7	N/A	N/A
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

(2)
Ratios as of June 30, 2018 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2018 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both June 30, 2018 and December 31, 2017.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. The capital conservation buffer requirement is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased-in on January 1, 2019. The capital conservation buffer is 1.875% in 2018.
For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of June 30, 2018, the countercyclical capital buffer is zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve

30	Capital One Financial Corporation (COF)

months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2018, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 6.375%, 7.875% and 9.875%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of June 30, 2018, the Company and each of the Banks were all above the applicable combined thresholds.
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
Capital Planning and Regulatory Stress Testing
On April 5, 2018, we submitted our capital plan to the Federal Reserve as part of the 2018 CCAR cycle. On June 28, 2018, the Federal Reserve informed us that they had “no objection” to our CCAR 2018 Capital Plan submission. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock beginning in the third quarter of 2018 through the end of the second quarter of 2019. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K.
Dividend Policy and Stock Purchases
In the first six months of 2018, we declared and paid common stock dividends of $395 million, or $0.80 per share, and preferred stock dividends of $132 million.The following table summarizes the dividends declared and paid per share on our various preferred stock series in the first six months of 2018.

31	Capital One Financial Corporation (COF)

Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2018	2018
					Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of June 30, 2018, funds available for dividend payments from COBNA and CONA were $2.5 billion and $2.1 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2017 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $1.85 billion of shares of common stock beginning in the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remainder of the 2017 Stock Repurchase Program. Through the end of the second quarter of 2018, we repurchased approximately $1.0 billion of shares of our common stock under the 2017 Stock Repurchase Program.
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

32	Capital One Financial Corporation (COF)

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
Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio of $398 million to loans held for sale as of June 30, 2018. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2017 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2018 and December 31, 2017. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.5 billion and $971 million as of June 30, 2018 and December 31, 2017, respectively.

33	Capital One Financial Corporation (COF)

Table 17: Loans Held for Investment Portfolio Composition

	June 30, 2018		December 31, 2017
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$100,714	42.7%	$105,293	41.4%
International card businesses	9,063	3.8	9,469	3.7
Total credit card	109,777	46.5	114,762	45.1
Consumer Banking:
Auto	55,781	23.7	53,991	21.2
Home loan	—	—	17,633	6.9
Retail banking	2,946	1.2	3,454	1.4
Total consumer banking	58,727	24.9	75,078	29.5
Commercial Banking:
Commercial and multifamily real estate	28,292	12.0	26,150	10.3
Commercial and industrial	38,948	16.5	38,025	14.9
Total commercial lending	67,240	28.5	64,175	25.2
Small-ticket commercial real estate	369	0.1	400	0.2
Total commercial banking	67,609	28.6	64,575	25.4
Other loans	11	—	58	—
Total loans held for investment	$236,124	100.0%	$254,473	100.0%
Commercial Loans
Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2018 and December 31, 2017. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 18: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2018	December 31, 2017
Real estate	42%	41%
Healthcare	13	14
Finance and insurance	13	13
Business services	5	5
Public administration	4	4
Educational services	4	4
Oil and gas	4	4
Retail trade	3	3
Construction and land	3	3
Other	9	9
Total	100%	100%

34	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of June 30, 2018 and December 31, 2017.
Table 19: Credit Score Distribution

(Percentage of portfolio)	June 30, 2018	December 31, 2017
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	68%	66%
660 or below	32	34
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	50%	51%
621-660	19	18
620 or below	31	31
Total	100%	100%
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
See “Note 4—Loans” in this Report for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
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

35	Capital One Financial Corporation (COF)

are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 20 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2018 and December 31, 2017.
Table 20: 30+ Day Delinquencies

	June 30, 2018				December 31, 2017
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,341	3.32%	$3,341	3.32%	$4,219	4.01%	$4,219	4.01%
International card businesses	307	3.39	320	3.53	344	3.64	359	3.80
Total credit card	3,648	3.32	3,661	3.33	4,563	3.98	4,578	3.99
Consumer Banking:
Auto	3,105	5.57	3,362	6.03	3,513	6.51	3,840	7.11
Home loan	—	—	—	—	35	0.20	123	0.70
Retail banking	25	0.84	43	1.47	26	0.76	47	1.35
Total consumer banking	3,130	5.33	3,405	5.80	3,574	4.76	4,010	5.34
Commercial Banking:
Commercial and multifamily real estate	8	0.03	10	0.04	69	0.26	107	0.41
Commercial and industrial	18	0.05	122	0.31	18	0.05	158	0.42
Total commercial lending	26	0.04	132	0.20	87	0.14	265	0.41
Small-ticket commercial real estate	1	0.28	5	1.35	1	0.21	7	1.55
Total commercial banking	27	0.04	137	0.20	88	0.14	272	0.42
Other loans	0	0.01	0	0.01	2	3.28	4	6.29
Total	$6,805	2.88	$7,203	3.05	$8,227	3.23	$8,864	3.48
__________

(1)
Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including purchased credit-impaired (“PCI”) loans as applicable.

36	Capital One Financial Corporation (COF)

Table 21 presents our 30+ day delinquent loans, by aging and geography, as of June 30, 2018 and December 31, 2017.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30-59 days	$3,386	1.43%	$3,945	1.55%
60-89 days	1,770	0.75	2,166	0.85
> 90 days	2,047	0.87	2,753	1.08
Total	$7,203	3.05%	$8,864	3.48%
Geographic region:
Domestic	$6,883	2.91%	$8,505	3.34%
International	320	0.14	359	0.14
Total	$7,203	3.05%	$8,864	3.48%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.
Table 22 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of June 30, 2018 and December 31, 2017. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,688	1.54%	$2,221	1.94%
Commercial banking	4	0.01	12	0.02
Total	$1,692	0.72	$2,233	0.88
Geographic region:
Domestic	$1,573	0.69	$2,105	0.86
International	119	1.31	128	1.35
Total	$1,692	0.72	$2,233	0.88
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
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

Table 23 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2018 and December 31, 2017. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$20	0.22%	$24	0.25%
Total credit card	20	0.02	24	0.02
Consumer Banking:
Auto	308	0.55	376	0.70
Home loan	—	—	176	1.00
Retail banking	34	1.15	35	1.00
Total consumer banking	342	0.58	587	0.78
Commercial Banking:
Commercial and multifamily real estate	4	0.01	38	0.15
Commercial and industrial	221	0.57	239	0.63
Total commercial lending	225	0.33	277	0.43
Small-ticket commercial real estate	4	1.18	7	1.65
Total commercial banking	229	0.34	284	0.44
Other loans	—	—	4	7.71
Total nonperforming loans held for investment(3)	$591	0.25	$899	0.35
Other nonperforming assets:(4)
Foreclosed property	$40	0.02	$88	0.03
Other assets	66	0.03	65	0.03
Total other nonperforming assets	106	0.05	153	0.06
Total nonperforming assets	$697	0.30	$1,052	0.41
__________

(1)
We recognized interest income for loans classified as nonperforming of $11 million and $15 million in the first six months of 2018 and 2017, respectively. Interest income foregone related to nonperforming loans was $31 million and $34 million in the first six months of 2018 and 2017, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.44% and 0.60% as of June 30, 2018 and December 31, 2017, respectively.

(4)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and total other nonperforming assets.

38	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged-off amounts as increases to the allowance for loan and lease losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses as incurred and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 24 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2018 and 2017.
Table 24: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,166	4.72%	$1,172	5.11%	$2,487	4.99%	$2,368	5.12%
International card businesses	94	4.14	84	4.08	150	3.32	159	3.88
Total credit card	1,260	4.67	1,256	5.02	2,637	4.85	2,527	5.02
Consumer Banking:
Auto	182	1.32	215	1.70	390	1.42	414	1.67
Home loan	—	—	2	0.04	(1)	(0.02)	4	0.03
Retail banking	16	2.07	15	1.71	32	1.97	32	1.81
Total consumer banking	198	1.19	232	1.25	421	1.19	450	1.22
Commercial Banking:
Commercial and multifamily real estate	—	—	2	0.03	—	—	2	0.02
Commercial and industrial	(7)	(0.07)	134	1.34	12	0.06	156	0.78
Total commercial lending	(7)	(0.04)	136	0.81	12	0.04	158	0.47
Small-ticket commercial real estate	0	(0.40)	0	(0.22)	0	(0.29)	1	0.43
Total commercial banking	(7)	(0.04)	136	0.80	12	0.04	159	0.47
Other loans	8	167.92	(6)	(39.95)	7	46.30	(8)	(24.27)
Total net charge-offs	$1,459	2.42	$1,618	2.67	$3,077	2.51	$3,128	2.59
Average loans held for investment	$240,758		$242,241		$245,218		$241,875
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

39	Capital One Financial Corporation (COF)

Table 25 presents our recorded investment of loans modified in TDRs as of June 30, 2018 and December 31, 2017, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 25: Troubled Debt Restructurings

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$835	46.7%	$812	36.9%
Consumer banking:
Auto	383	21.4	481	21.9
Home loan	—	—	192	8.7
Retail banking	36	2.0	37	1.7
Total consumer banking	419	23.4	710	32.3
Commercial banking	535	29.9	679	30.8
Total	$1,789	100.0%	$2,201	100.0%
Status of TDRs:
Performing	$1,580	88.3%	$1,850	84.1%
Nonperforming	209	11.7	351	15.9
Total	$1,789	100.0%	$2,201	100.0%
In our Credit Card business, the majority of our credit card loans modified in TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The effective interest rate in effect immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, generally resulting in any loan outstanding reflected in the appropriate delinquency category, and charged off in accordance with our standard charge-off policy.
In our Consumer Banking business, the majority of our loans modified in TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of these concessions. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto and home loans where the collateral value is lower than the recorded investment.
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
Impaired loans totaled $1.9 billion and $2.4 billion as of June 30, 2018 and December 31, 2017, respectively. These amounts include TDRs of $1.8 billion and $2.2 billion as of June 30, 2018 and December 31, 2017, respectively. We provide additional

40	Capital One Financial Corporation (COF)

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
Table 26 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the second quarter and first six months of 2018 and 2017, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

41	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan(1)	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2018	$5,332	$394	$5,726	$1,137	$53	$63	$1,253	$587	$1	$7,567
Charge-offs	(1,549)	(130)	(1,679)	(393)	—	(21)	(414)	(7)	(9)	(2,109)
Recoveries	383	36	419	211	—	5	216	14	1	650
Net charge-offs	(1,166)	(94)	(1,260)	(182)	—	(16)	(198)	7	(8)	(1,459)
Provision (benefit) for loan and lease losses	1,094	77	1,171	105	—	14	119	30	(47)	1,273
Allowance build (release) for loan and lease losses	(72)	(17)	(89)	(77)	—	(2)	(79)	37	(55)	(186)
Other changes(1)(2)	—	(13)	(13)	—	(53)	(1)	(54)	—	54	(13)
Balance as of June 30, 2018	5,260	364	5,624	1,060	—	60	1,120	624	—	7,368
Reserve for unfunded lending commitments:
Balance as of March 31, 2018	—	—	—	—	—	6	6	108	—	114
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(1)	(1)	4	—	3
Balance as of June 30, 2018	—	—	—	—	—	5	5	112	—	117
Combined allowance and reserve as of June 30, 2018	$5,260	$364	$5,624	$1,060	$—	$65	$1,125	$736	$—	$7,485

	Six Months Ended June 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan(1)	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(3,246)	(258)	(3,504)	(803)	—	(42)	(845)	(28)	(8)	(4,385)
Recoveries	759	108	867	413	1	10	424	16	1	1,308
Net charge-offs	(2,487)	(150)	(2,637)	(390)	1	(32)	(421)	(12)	(7)	(3,077)
Provision (benefit) for loan and lease losses	2,474	153	2,627	331	(6)	28	353	25	(48)	2,957
Allowance build (release) for loan and lease losses	(13)	3	(10)	(59)	(5)	(4)	(68)	13	(55)	(120)
Other changes(1)(2)	—	(14)	(14)	—	(53)	(1)	(54)	—	54	(14)
Balance as of June 30, 2018	5,260	364	5,624	1,060	—	60	1,120	624	—	7,368
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Benefit for losses on unfunded lending commitments	—	—	—	—	—	(2)	(2)	(5)	—	(7)
Balance as of June 30, 2018	—	—	—	—	—	5	5	112	—	117
Combined allowance and reserve as of June 30, 2018	$5,260	$364	$5,624	$1,060	$—	$65	$1,125	$736	$—	$7,485

42	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2017	$4,670	$388	$5,058	$1,028	$60	$75	$1,163	$761	$2	$6,984
Charge-offs	(1,454)	(118)	(1,572)	(369)	(3)	(18)	(390)	(140)	—	(2,102)
Recoveries	282	34	316	154	1	3	158	4	6	484
Net charge-offs	(1,172)	(84)	(1,256)	(215)	(2)	(15)	(232)	(136)	6	(1,618)
Provision (benefit) for loan and lease losses	1,327	70	1,397	253	1	14	268	141	(5)	1,801
Allowance build (release) for loan and lease losses	155	(14)	141	38	(1)	(1)	36	5	1	183
Other changes(2)	—	11	11	—	—	—	—	(8)	—	3
Balance as of June 30, 2017	4,825	385	5,210	1,066	59	74	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of March 31, 2017	—	—	—	—	—	7	7	133	—	140
Benefit for losses on unfunded lending commitments	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2017	—	—	—	—	—	7	7	132	—	139
Combined allowance and reserve as of June 30, 2017	$4,825	$385	$5,210	$1,066	$59	$81	$1,206	$890	$3	$7,309

	Six Months Ended June 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(2,938)	(235)	(3,173)	(708)	(7)	(39)	(754)	(166)	—	(4,093)
Recoveries	570	76	646	294	3	7	304	7	8	965
Net charge-offs	(2,368)	(159)	(2,527)	(414)	(4)	(32)	(450)	(159)	8	(3,128)
Provision (benefit) for loan and lease losses	2,964	150	3,114	523	(2)	26	547	135	(7)	3,789
Allowance build (release) for loan and lease losses	596	(9)	587	109	(6)	(6)	97	(24)	1	661
Other changes(2)	—	17	17	—	—	—	—	(11)	—	6
Balance as of June 30, 2017	4,825	385	5,210	1,066	59	74	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	3	—	3
Balance as of June 30, 2017	—	—	—	—	—	7	7	132	—	139
Combined allowance and reserve as of June 30, 2017	$4,825	$385	$5,210	$1,066	$59	$81	$1,206	$890	$3	$7,309
__________

(1)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. The impact of these actions included a benefit for credit losses of $46 million which is reflected in the Other category.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(3)	Includes the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

43	Capital One Financial Corporation (COF)

Table 27 presents the allowance coverage ratios as of June 30, 2018 and December 31, 2017.
Table 27: Allowance Coverage Ratios

	June 30, 2018	December 31, 2017
Total allowance coverage ratio	3.12%	2.95%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	153.61	123.36
Consumer banking (30+ day delinquent loans)	32.93	30.95
Commercial banking (nonperforming loans)	271.54	215.14
__________

(1)
Allowance coverage ratios by loan category are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category.

Our allowance for loan and lease losses decreased by $134 million to $7.4 billion as of June 30, 2018 compared to December 31, 2017 primarily driven by an allowance release in our auto loan portfolio largely due to improvements in credit trends and an allowance release due to the sale of the substantial majority of our consumer home loan portfolio.
The allowance coverage ratio increased by 17 basis points to 3.12% as of June 30, 2018 from December 31, 2017 primarily driven by lower loan balances largely due to the sale of the substantial majority of our consumer home loan portfolio and seasonal paydowns in our domestic credit card loan portfolio, partially offset by allowance releases in our auto and domestic credit card loan portfolios.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure that we have sufficient asset-based liquidity to cover our funding requirements and maintain adequate reserves to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. In addition to our cash position, we maintain reserves in the form of available for sale securities, held to maturity securities and certain loans that are either readily-marketable or pledgeable.
Table 28 below presents the composition of our liquidity reserves as of June 30, 2018 and December 31, 2017.
Table 28: Liquidity Reserves

(Dollars in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$12,273	$14,040
Investment securities portfolio:
Investment securities available for sale, at fair value	50,691	37,655
Investment securities held to maturity, at fair value	33,097	29,437
Total investment securities portfolio	83,788	67,092
FHLB borrowing capacity secured by loans	11,314	20,927
Outstanding FHLB advances and letters of credit secured by loans	(467)	(9,115)
Investment securities encumbered for Public Funds and others	(8,048)	(8,619)
Total liquidity reserves	$98,860	$84,325
Our liquidity reserves increased by $14.5 billion to $98.9 billion as of June 30, 2018 from December 31, 2017 primarily driven by a decrease in our FHLB advances outstanding as well as an increase in our investment securities portfolio. The increase in our investment securities portfolio and the decrease in our FHLB borrowing capacity secured by loans were primarily due to the sale

44	Capital One Financial Corporation (COF)

of the substantial majority of our consumer home loan portfolio in the second quarter of 2018. See “MD&A—Risk Management” in our 2017 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Banking Agencies. The LCR Rule requires us to calculate our LCR daily. Beginning in the second quarter of 2018, we are required to make quarterly public disclosure of our LCR and certain related quantitative liquidity metrics along with a qualitative discussion of our LCR. Our LCR during the second quarter of 2018 exceeded the LCR requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances. As of June 30, 2018, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $20.9 billion, of which $20.4 billion was still available to us to borrow. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $30 million and $360 million as of June 30, 2018 and December 31, 2017, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $6.1 billion as of June 30, 2018. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.3 billion and $1.2 billion as of June 30, 2018 and December 31, 2017, respectively.
Funding
Our primary source of funding comes from deposits, which provide a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the issuance of senior and subordinated notes, securitized debt obligations and brokered deposits, as well as federal funds purchased and securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheet Analysis—Funding Sources Composition” for additional information on our primary sources of funding.

45	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposit interest rates for the three and six months ended June 30, 2018 and 2017.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$40,329	$60	0.60%	$45,380	$57	0.50%
Saving deposits(2)	150,150	378	1.01	144,883	234	0.65
Time deposits less than $100,000	25,604	153	2.40	19,932	76	1.52
Total interest-bearing core deposits	216,083	591	1.10	210,195	367	0.70
Time deposits of $100,000 or more	6,612	30	1.80	3,721	14	1.46
Foreign deposits	384	1	0.38	496	1	0.77
Total interest-bearing deposits	$223,079	$622	1.12	$214,412	$382	0.71

	Six Months Ended June 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$41,213	$118	0.58%	$45,542	$111	0.49%
Saving deposits(2)	148,689	713	0.97	145,188	459	0.63
Time deposits less than $100,000	25,450	280	2.22	19,101	139	1.45
Total interest-bearing core deposits	215,352	1,111	1.04	209,831	709	0.67
Time deposits of $100,000 or more	5,648	49	1.74	3,375	25	1.45
Foreign deposits	384	1	0.41	490	1	0.39
Total interest-bearing deposits	$221,384	$1,161	1.05	$213,696	$735	0.69
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of both June 30, 2018 and December 31, 2017. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information. We provide additional information on the composition of deposits under “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations, and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by our investment securities, multifamily real estate loans, and commercial real estate loans. Substantially all of our long-term FHLB advances are structured with either a monthly or a quarterly call option at our discretion.

46	Capital One Financial Corporation (COF)

Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, decreased by $23 million to $553 million as of June 30, 2018 from December 31, 2017.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $6.9 billion to $52.8 billion as of June 30, 2018 from December 31, 2017, primarily driven by a decrease in our FHLB advances outstanding, partially offset by senior and subordinated notes issuances.
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the three and six months ended June 30, 2018 and 2017.
Table 30: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Securitized debt obligations	$1,000	$0	$0	$200
Senior and subordinated notes	2,000	2,500	0	500
FHLB advances	0	5,400	2	5,714
Total	$3,000	$7,900	$2	$6,414

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Securitized debt obligations	$1,000	$3,000	$1,250	$3,483
Senior and subordinated notes	5,250	6,500	2,600	1,476
FHLB advances	0	5,400	8,607	20,464
Total	$6,250	$14,900	$12,457	$25,423
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2018 and December 31, 2017.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2018			December 31, 2017
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of July 25, 2018, S&P and Fitch Ratings (“Fitch”) have us on a stable outlook. On November 8, 2017, Moody’s affirmed our senior unsecured long-term debt credit ratings and revised our outlook from stable to negative.

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
Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations result in translation risk exposure in AOCI and our capital ratios. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency-denominated intercompany borrowings. We use foreign currency derivative contracts as net investment hedges to manage our AOCI exposure. We apply hedge accounting to both our intercompany funding hedges and our net investment hedges, with the primary net investments subject to hedging denominated in GBP.
We measure our total exposure from non-dollar-denominated intercompany borrowings to our international businesses by regularly tracking the value of the loans made to our foreign operations and the associated forward foreign currency derivative contracts we use to hedge them. We apply a 1% U.S. dollar appreciation shock against these exposures to measure the impact to our consolidated statements of income from foreign exchange transaction risk. The intercompany borrowings to our international businesses were 786 million GBP and 741 million GBP as of June 30, 2018 and December 31, 2017, respectively, and 6.2 billion CAD and 6.4 billion CAD as of June 30, 2018 and December 31, 2017, respectively.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both June 30, 2018 and December 31, 2017 and 1.1 billion CAD and 1.0 billion CAD as of June 30, 2018 and December 31, 2017, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Customer-Related Trading Risk
We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to customers within our Commercial Banking business and offset the majority of our exposures through derivative transactions with other counterparties. These exposures are measured and monitored on a daily basis. As a result of offsetting our customer exposures with other counterparties, we believe our net exposure to customer-related trading risk is minimal.

48	Capital One Financial Corporation (COF)

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
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions. Derivatives are the primary tools that we use for managing interest rate and foreign exchange risk. Use of derivatives is included in our current market risk management policies. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $220.9 billion as of June 30, 2018 from $196.6 billion as of December 31, 2017 primarily driven by an increase in our hedging activities.
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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Due to recent increases in interest rates, we have incorporated a 150 basis points decline scenario into our interest rate sensitivity analysis. We use this 150 basis points decrease as our largest magnitude declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 150 basis points decline would result in a rate less than 0%, we assume a rate of 0%.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points, -100 basis points and -150 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, our net interest income remains largely unchanged in most scenarios and decreases moderately in the -150 basis points scenario.
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

49	Capital One Financial Corporation (COF)

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
Table 32 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of June 30, 2018 and December 31, 2017.
Table 32: Interest Rate Sensitivity Analysis

	June 30, 2018	December 31, 2017
Estimated impact on projected baseline net interest income:
+200 basis points	0.0%	(0.8)%
+100 basis points	(0.3)	(0.3)
+50 basis points	(0.2)	0.0
–50 basis points	0.1	(0.3)
–100 basis points	(0.2)	(1.3)
–150 basis points	(1.0)	N/A
Estimated impact on economic value of equity:
+200 basis points	(8.5)	(7.5)
+100 basis points	(3.9)	(3.1)
+50 basis points	(1.8)	(1.2)
–50 basis points	1.0	0.1
–100 basis points	1.0	(1.5)
–150 basis points	(0.6)	N/A
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

SUPERVISION AND REGULATION
The State of California passed the California Consumer Privacy Act of 2018 (the “CCPA”) on June 28, 2018. The CCPA enhances privacy rights for California residents. The CCPA requires, among other things, that companies covered by the CCPA disclose to individual customers upon their request information about any data collected about the individual and with whom the data is  sold or shared. Individuals may also have additional rights with respect to their data. The CCPA does not take effect until January 2020, and potential technical corrections are anticipated before the effective date. We are continuing to analyze the CCPA in order to determine its applicability and impact to our business.
United Kingdom
The U.K. Financial Conduct Authority (“FCA”) final rules and remedies on the Credit Card Market Study were published on March 1, 2018 and must be implemented by September 1, 2018. Under the FCA’s new “persistent debt” rules, firms are required to intervene in relation to those customers whose payments over the immediately preceding 18 months comprise a lower amount in principal than in interest, fees and charges. The final intervention, which is made at 36 months, may require Capital One (Europe) plc (“COEP”) to suspend customers’ use of the card or in some cases show customers forbearance, which may include reduction or cancellation of interest, fees or charges.
We provide additional information on our Supervision and Regulation in our 2017 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and our Quarterly Report on Form 10-Q for the period ended March 31, 2018 under “MD&A—Supervision and Regulation.”

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

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

51	Capital One Financial Corporation (COF)

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

52	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions, except as noted)	June 30, 2018	December 31, 2017
Tangible Common Equity (Period-End)
Stockholders’ equity	$49,926	$48,730
Goodwill and intangible assets(1)	(15,013)	(15,106)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$30,553	$29,264
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$49,827	$50,710
Goodwill and intangible assets(1)	(15,043)	(15,223)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$30,424	$31,127
Tangible Assets (Period-End)
Total assets	$363,989	$365,693
Goodwill and intangible assets(1)	(15,013)	(15,106)
Tangible assets	$348,976	$350,587
Tangible Assets (Quarterly Average)
Total assets	$363,929	$363,045
Goodwill and intangible assets(1)	(15,043)	(15,223)
Tangible assets	$348,886	$347,822
Non-GAAP Ratio
TCE(2)	8.8%	8.3%
Capital Ratios(3)
Common equity Tier 1 capital(4)	11.1%	10.3%
Tier 1 capital(5)	12.6	11.8
Total capital(6)	15.1	14.4
Tier 1 leverage(7)	10.3	9.9
Supplementary leverage(8)	8.8	8.4
Regulatory Capital Metrics
Risk-weighted assets(9)	$285,223	$292,225
Adjusted average assets(7)	349,222	348,424
Total leverage exposure(8)	409,730	407,832

53	Capital One Financial Corporation (COF)

(Dollars in millions)	June 30, 2018	December 31, 2017
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$47,359	$45,296
Adjustments:
AOCI(10)(11)	(1,793)	(808)
Goodwill, net of related deferred tax liabilities	(14,368)	(14,380)
Intangible assets, net of related deferred tax liabilities(11)	(328)	(330)
Other	735	258
Common equity Tier 1 capital	31,605	30,036
Tier 1 capital instruments	4,360	4,360
Additional Tier 1 capital adjustments	—	—
Tier 1 capital	35,965	34,396
Tier 2 capital instruments	3,505	3,865
Qualifying allowance for loan and lease losses	3,612	3,701
Tier 2 capital	7,117	7,566
Total capital	$43,082	$41,962
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

(3)
Ratios as of June 30, 2018 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2018 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

(8)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(9)	Includes credit and market risk weighted assets.

(10)	Amounts presented are net of tax.

(11)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 80% for 2017 and 100% for 2018.

54	Capital One Financial Corporation (COF)

Glossary and Acronyms
2017 Stock Repurchase Program: On June 28, 2017, we announced that our Board of Directors had authorized the repurchase of up to $1.85 billion of shares of our common stock from the third quarter of 2017 through the end of the second quarter of 2018. In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 CCAR period, which ended June 30, 2018.
2018 Stock Repurchase Program: On June 28, 2018, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock from the third quarter of 2018 through the end of the second quarter of 2019.
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
Company: Capital One Financial Corporation and its subsidiaries.

55	Capital One Financial Corporation (COF)

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

56	Capital One Financial Corporation (COF)

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
Loan-to-value (“LTV”) ratio: The relationship, expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (e.g., auto) securing the loan.
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
Recorded investment: The amount of the investment in a loan which includes any direct write-down of the investment.

57	Capital One Financial Corporation (COF)

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
CCPA: California Consumer Privacy Act of 2018
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
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FHFA: Federal Housing Finance Agency
FHLB: Federal Home Loan Banks
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act
Fitch: Fitch Ratings

59	Capital One Financial Corporation (COF)

FOS: Financial Ombudsman Service
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GBP: Great British pound
Ginnie Mae: Government National Mortgage Association
G-SIBs: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
HELOCs: Home equity lines of credit
LCH: London Clearing House, or Clearnet
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OTC: Over-the-counter
OTTI: Other-than-temporary impairment
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
REO: Real estate owned
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

60	Capital One Financial Corporation (COF)

61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2018	2017	2018	2017
Interest income:
Loans, including loans held for sale	$5,989	$5,669	$12,123	$11,295
Investment securities	539	433	991	849
Other	68	26	119	54
Total interest income	6,596	6,128	13,233	12,198
Interest expense:
Deposits	622	382	1,161	735
Securitized debt obligations	124	82	231	151
Senior and subordinated notes	289	179	540	328
Other borrowings	10	12	32	37
Total interest expense	1,045	655	1,964	1,251
Net interest income	5,551	5,473	11,269	10,947
Provision for credit losses	1,276	1,800	2,950	3,792
Net interest income after provision for credit losses	4,275	3,673	8,319	7,155
Non-interest income:
Interchange fees, net	723	676	1,366	1,246
Service charges and other customer-related fees	391	418	823	789
Net securities gains (losses)	(1)	(4)	7	(4)
Other	528	141	636	261
Total non-interest income	1,641	1,231	2,832	2,292
Non-interest expense:
Salaries and associate benefits	1,430	1,383	2,950	2,854
Occupancy and equipment	503	474	993	945
Marketing	425	435	839	831
Professional services	234	279	444	526
Communications and data processing	317	289	623	577
Amortization of intangibles	43	61	87	123
Other	472	493	1,061	992
Total non-interest expense	3,424	3,414	6,997	6,848
Income from continuing operations before income taxes	2,492	1,490	4,154	2,599
Income tax provision	575	443	894	757
Income from continuing operations, net of tax	1,917	1,047	3,260	1,842
Income (loss) from discontinued operations, net of tax	(11)	(11)	(8)	4
Net income	1,906	1,036	3,252	1,846
Dividends and undistributed earnings allocated to participating securities	(12)	(8)	(23)	(13)
Preferred stock dividends	(80)	(80)	(132)	(133)
Net income available to common stockholders	$1,814	$948	$3,097	$1,700
Basic earnings per common share:
Net income from continuing operations	$3.76	$1.98	$6.39	$3.51
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.02)	0.01
Net income per basic common share	$3.74	$1.96	$6.37	$3.52
Diluted earnings per common share:
Net income from continuing operations	$3.73	$1.96	$6.35	$3.48
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.02)	0.01
Net income per diluted common share	$3.71	$1.94	$6.33	$3.49
Dividends declared and paid per common share	$0.40	$0.40	$0.80	$0.80

See Notes to Consolidated Financial Statements.
62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$1,906	$1,036	$3,252	$1,846
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(65)	149	(650)	185
Net changes in securities held to maturity	8	23	433	46
Net unrealized gains (losses) on cash flow hedges	(113)	45	(431)	(21)
Foreign currency translation adjustments	(24)	31	(17)	48
Other	0	3	(1)	8
Other comprehensive income (loss), net of tax	(194)	251	(666)	266
Comprehensive income	$1,712	$1,287	$2,586	$2,112

See Notes to Consolidated Financial Statements.
63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,499	$4,458
Interest-bearing deposits and other short-term investments	7,774	9,582
Total cash and cash equivalents	12,273	14,040
Restricted cash for securitization investors	1,023	312
Investment securities:
Securities available for sale	50,691	37,655
Securities held to maturity	33,464	28,984
Total investment securities	84,155	66,639
Loans held for investment:
Unsecuritized loans held for investment	201,222	218,806
Loans held in consolidated trusts	34,902	35,667
Total loans held for investment	236,124	254,473
Allowance for loan and lease losses	(7,368)	(7,502)
Net loans held for investment	228,756	246,971
Loans held for sale, at lower of cost or fair value	1,480	971
Premises and equipment, net	4,095	4,033
Interest receivable	1,493	1,536
Goodwill	14,531	14,533
Other assets	16,183	16,658
Total assets	$363,989	$365,693

Liabilities:
Interest payable	$450	$413
Deposits:
Non-interest-bearing deposits	25,620	26,404
Interest-bearing deposits	222,605	217,298
Total deposits	248,225	243,702
Securitized debt obligations	19,649	20,010
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	553	576
Senior and subordinated notes	32,920	30,755
Other borrowings	188	8,940
Total other debt	33,661	40,271
Other liabilities	12,078	12,567
Total liabilities	314,063	316,963
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both June 30, 2018 and December 31, 2017)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 665,855,771 and 661,724,927 shares issued as of June 30, 2018 and December 31, 2017, respectively, 478,425,026 and 485,525,340 shares outstanding as of June 30, 2018 and December 31, 2017, respectively)	7	7
Additional paid-in capital, net	31,868	31,656
Retained earnings	33,626	30,700
Accumulated other comprehensive loss	(1,793)	(926)
Treasury stock, at cost (par value $.01 per share; 187,430,745 and 176,199,587 shares as of June 30, 2018 and December 31, 2017, respectively)	(13,782)	(12,707)
Total stockholders’ equity	49,926	48,730
Total liabilities and stockholders’ equity	$363,989	$365,693

See Notes to Consolidated Financial Statements.
64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						3,252	(666)		2,586
Dividends—common stock			26,838	0	2	(395)			(393)
Dividends—preferred stock						(132)			(132)
Purchases of treasury stock								(1,075)	(1,075)
Issuances of common stock and restricted stock, net of forfeitures			3,024,300	0	90				90
Exercises of stock options and warrants			1,079,706	0	20				20
Compensation expense for restricted stock awards, restricted stock units and stock options					100				100
Balance as of June 30, 2018	4,475,000	$0	665,855,771	$7	$31,868	$33,626	$(1,793)	$(13,782)	$49,926

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Operating activities:
Income from continuing operations, net of tax	$3,260	$1,842
Income (loss) from discontinued operations, net of tax	(8)	4
Net income	3,252	1,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,950	3,792
Depreciation and amortization, net	1,132	1,131
Deferred tax provision (benefit)	95	(235)
Net securities gains (losses)	(7)	4
Gain on sales of loans	(433)	(19)
Stock-based compensation expense	108	111
Loans held for sale:
Originations and purchases	(3,838)	(3,834)
Proceeds from sales and paydowns	3,574	4,123
Changes in operating assets and liabilities:
Changes in interest receivable	43	5
Changes in other assets	(110)	1,314
Changes in interest payable	37	49
Changes in other liabilities	(1,116)	(1,264)
Net cash from operating activities	5,687	7,023
Investing activities:
Securities available for sale:
Purchases	(9,460)	(6,479)
Proceeds from paydowns and maturities	3,763	3,604
Proceeds from sales	1,058	3,123
Securities held to maturity:
Purchases	(14,586)	(2,893)
Proceeds from paydowns and maturities	1,199	1,183
Loans:
Net changes in loans held for investment	13,896	(3,019)
Principal recoveries of loans previously charged off	1,308	965
Net purchases of premises and equipment	(429)	(483)
Net cash from other investing activities	(364)	(296)
Net cash from investing activities	(3,615)	(4,295)

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,691	$2,964
Issuance of securitized debt obligations	997	2,991
Maturities and paydowns of securitized debt obligations	(1,250)	(3,483)
Issuance of senior and subordinated notes and long-term FHLB advances	5,227	11,865
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(11,207)	(21,940)
Changes in other borrowings	(96)	(21)
Common stock:
Net proceeds from issuances	90	79
Dividends paid	(393)	(390)
Preferred stock:
Dividends paid	(132)	(133)
Purchases of treasury stock	(1,075)	(219)
Proceeds from share-based payment activities	20	81
Net cash from financing activities	(3,128)	(8,206)
Changes in cash, cash equivalents and restricted cash for securitization investors	(1,056)	(5,478)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	14,352	12,493
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$13,296	$7,015
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$663	$265
Interest paid	1,796	1,269
Income tax paid	171	467

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2018, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions, if any, into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Basis of Presentation and Use of Estimates
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information. Certain prior period amounts have been reclassified to conform to the current period presentation.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”).

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Adopted Accounting Standards
Accounting Implications of the Tax Cuts and Jobs Act
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU codifies into existing U.S. GAAP the SEC Staff views expressed in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This guidance addresses situations where an entity’s accounting for the income tax effects of the Tax Act is incomplete upon issuance of the entity’s financial statements for the reporting period in which the Tax Act was enacted. In accordance with this guidance, we included certain provisional amounts for these effects in our consolidated financial statements as of and for the year ended December 31, 2017. See “MD&A—Accounting Changes and Developments” in our 2017 Form 10-K for more information. We continue to assess information relating to such provisional amounts including regulatory guidance, repatriation tax impacts to other jurisdictions, and other information. We expect to finalize our assessment and record any required adjustments to provisional amounts by December 2018. We did not have any significant measurement period adjustments in the three or six months ended June 30, 2018.
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies certain issues related to classification within the statement of cash flows with the objective of reducing existing diversity in practice. We adopted this ASU in the first quarter of 2018 under the retrospective transition method and our adoption did not have a material impact on our consolidated financial statements.

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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 was amended through subsequent accounting standard updates that resulted in technical corrections, improvements and a one-year deferral of the effective date to January 1, 2018. Topic 606, as amended, is applicable to all entities and replaced significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Entities were given an option to apply either a full or modified retrospective method of adoption. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. We determined interchange fees earned on credit and debit card transactions, net of any related customer rewards, are in the scope of the amended guidance. We assessed the impact of the new guidance by evaluating our contracts, identifying our performance obligations, determining when the performance obligations were satisfied to allow us to recognize revenue and determining the amount of revenue to recognize. As a result of this analysis, we determined our recognition, measurement and presentation of interchange fees net of customer rewards costs will not change. We adopted this guidance in the first quarter of 2018 under the modified retrospective transition method and our adoption did not have a material impact on our consolidated financial statements. See “Note 13—Business Segments and Revenue from Contracts with Customers” for the new disclosures required under this guidance.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize right of use assets and lease liabilities on their consolidated balance sheets and disclose key information about all their leasing arrangements, with certain practical expedients. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We plan to adopt the standard on the effective date. We are currently in the process of reviewing lease contracts, reviewing other contracts for potential embedded leases, implementing a new lease accounting and administration software solution, establishing new processes and internal controls and evaluating the impact of various accounting policy elections.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BUSINESS DEVELOPMENTS AND DISCONTINUED OPERATIONS
Business Developments
Consumer Home Loan Portfolio Sale
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio of $398 million to loans held for sale as of June 30, 2018. These actions resulted in a net gain of $400 million, including a benefit for credit losses of $46 million, which is reflected in the Other category.
Restructuring Activities
We periodically initiate restructuring activities to support business strategies and enhance our overall operational efficiency. These restructuring activities have primarily consisted of exiting certain business locations and activities as well as the realignment of resources supporting various businesses, including the decisions within our Consumer Banking business to cease new originations of home loan lending products in the fourth quarter of 2017, to sell our online retail brokerage business in the first quarter of 2018 and to sell the substantial majority of our consumer home loan portfolio in the second quarter of 2018. The charges incurred as a result of these restructuring activities have primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, which are included in salaries and associate benefits within non-interest expense in our consolidated statements of income, as well as impairment of certain assets related to business locations and activities being exited, which are generally included in occupancy and equipment within non-interest expense.
For the three and six months ended June 30, 2018, we recognized restructuring charges of $15 million and $34 million, respectively, which are reflected in the Other category of our business segment results. We had a liability of $41 million associated with restructuring activities, which is recorded in other liabilities on our consolidated balance sheets as of June 30, 2018. There were no significant restructuring charges incurred for the three and six months ended June 30, 2017. As of June 30, 2018, our online retail brokerage business had liabilities held for sale primarily consisting of customer deposits of $1.7 billion. When the transaction closes, we will transfer these customer deposits and an equal cash amount to the third-party purchaser.
Discontinued Operations
Our discontinued operations consist of the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Although the manufactured housing operations were sold to a third party in 2004 prior to our acquisition of North Fork, we acquired certain retained interests and obligations related to those operations as part of the acquisition. Separately, in the third quarter of 2007 we closed the mortgage origination operations of the wholesale mortgage banking unit. The results of both the wholesale banking unit and the manufactured housing operations have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statements of income. Loss from discontinued operations, net of tax, was $11 million for both the three months ended June 30, 2018 and 2017. Loss from discontinued operations, net of tax, was $8 million for the six months ended June 30, 2018 and income from discontinued operations, net of tax, was $4 million for the six months ended June 30, 2017. As of June 30, 2018, we had no significant continuing involvement in the operations of our wholesale mortgage banking unit.
In the fourth quarter of 2017, we entered into an agreement with the third-party servicer under which we assumed the obligation to exercise the remaining clean-up calls as they become due on certain manufactured housing securitization transactions. See “Note 6—Variable Interest Entities and Securitizations” and “Note 14—Commitments, Contingencies, Guarantees and Others” for information associated with GreenPoint Credit, LLC manufactured housing operations and our mortgage representation and warranty exposure.

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% and 95% of our total investment securities as of June 30, 2018 and December 31, 2017, respectively.
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. See “Note 1—Summary of Significant Accounting Policies” and “Note 10—Stockholders’ Equity” for more information.
The table below presents an overview of our investment securities portfolio as of June 30, 2018 and December 31, 2017.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	June 30, 2018	December 31, 2017
Securities available for sale, at fair value	$50,691	$37,655
Securities held to maturity, at carrying value	33,464	28,984
Total investment securities	$84,155	$66,639
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2018 and December 31, 2017.
Table 3.2: Investment Securities Available for Sale

	June 30, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$8,603	$44	$(23)	$8,624
RMBS:
Agency	34,870	42	(1,170)	33,742
Non-agency	1,563	378	(1)	1,940
Total RMBS	36,433	420	(1,171)	35,682
Agency CMBS	4,858	9	(104)	4,763
Other ABS	296	0	(2)	294
Other securities(2)	1,331	4	(7)	1,328
Total investment securities available for sale	$51,521	$477	$(1,307)	$50,691

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,168	$11	$(8)	$5,171
RMBS:
Agency	26,013	67	(402)	25,678
Non-agency	1,722	393	(1)	2,114
Total RMBS	27,735	460	(403)	27,792
Agency CMBS	3,209	10	(44)	3,175
Other ABS	513	0	(1)	512
Other securities(2)	1,003	4	(2)	1,005
Total investment securities available for sale	$37,628	$485	$(458)	$37,655
__________

(1)	Includes non-credit-related OTTI that is recorded in AOCI of $1 million as of both June 30, 2018 and December 31, 2017. Substantially all of this amount is related to non-agency RMBS.

(2)	Includes primarily supranational bonds and foreign government bonds.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of June 30, 2018 and December 31, 2017. In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. These securities had $535 million pre-tax ($407 million after-tax) of unrealized losses in AOCI prior to the transfer. See “Note 10—Stockholders’ Equity” for more information.
Table 3.3: Investment Securities Held to Maturity

	June 30, 2018
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$30,633	$(256)	$30,377	$207	$(476)	$30,108
Agency CMBS	3,101	(14)	3,087	9	(107)	2,989
Total investment securities held to maturity	$33,734	$(270)	$33,464	$216	$(583)	$33,097

	December 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200	$0	$200	$0	$0	$200
Agency RMBS	25,741	(761)	24,980	565	(150)	25,395
Agency CMBS	3,882	(78)	3,804	70	(32)	3,842
Total investment securities held to maturity	$29,823	$(839)	$28,984	$635	$(182)	$29,437

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017.
Table 3.4: Securities in a Gross Unrealized Loss Position

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,166	$(23)	$0	$0	$1,166	$(23)
RMBS:
Agency	17,799	(631)	11,634	(539)	29,433	(1,170)
Non-agency	15	0	9	(1)	24	(1)
Total RMBS	17,814	(631)	11,643	(540)	29,457	(1,171)
Agency CMBS	2,501	(55)	987	(49)	3,488	(104)
Other ABS	128	(1)	79	(1)	207	(2)
Other securities	554	(7)	0	0	554	(7)
Total investment securities available for sale in a gross unrealized loss position	$22,163	$(717)	$12,709	$(590)	$34,872	$(1,307)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,031	$(8)	$0	$0	$2,031	$(8)
RMBS:
Agency	8,192	(67)	13,175	(335)	21,367	(402)
Non-agency	10	0	10	(1)	20	(1)
Total RMBS	8,202	(67)	13,185	(336)	21,387	(403)
Agency CMBS	880	(8)	1,236	(36)	2,116	(44)
Other ABS	130	0	95	(1)	225	(1)
Other securities	371	(2)	0	0	371	(2)
Total investment securities available for sale in a gross unrealized loss position	$11,614	$(85)	$14,516	$(373)	$26,130	$(458)
As of June 30, 2018, the amortized cost of approximately 1,360 securities available for sale exceeded their fair value by $1.3 billion, of which $590 million related to securities that had been in a loss position for 12 months or longer. As of June 30, 2018, the carrying value of approximately 370 securities classified as held to maturity exceeded their fair value by $583 million.

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of June 30, 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 3.5: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2018
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$199	$1,122	$7,303	$0	$8,624
RMBS(1):
Agency	3	32	546	33,161	33,742
Non-agency	0	0	0	1,940	1,940
Total RMBS	3	32	546	35,101	35,682
Agency CMBS(1)	17	1,875	1,289	1,582	4,763
Other ABS(1)	30	238	0	26	294
Other securities	197	594	537	0	1,328
Total securities available for sale	$446	$3,861	$9,675	$36,709	$50,691
Amortized cost of securities available for sale	$447	$3,901	$9,660	$37,513	$51,521
Weighted-average yield for securities available for sale	1.25%	2.16%	2.26%	2.77%	2.61%
Carrying value of securities held to maturity:
Agency RMBS(1)	$0	$0	$55	$30,322	$30,377
Agency CMBS(1)	0	0	288	2,799	3,087
Total securities held to maturity	$0	$0	$343	$33,121	$33,464
Fair value of securities held to maturity	$0	$0	$341	$32,756	$33,097
Weighted-average yield for securities held to maturity	0.00%	0.00%	3.19%	3.28%	3.28%
__________

(1)	As of June 30, 2018, weighted-average expected maturities of RMBS, CMBS and other ABS are 6.7 years, 5.5 years and 1.1 years, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of June 30, 2018, for any securities with unrealized losses recorded in AOCI, we do not intend to sell, nor believe that we will be required to sell, these securities prior to recovery of their amortized cost.

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
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale for the three and six months ended June 30, 2018 and 2017. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are classified as held to maturity.
Table 3.6: Realized Gains and Losses on Securities and OTTI Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Realized gains (losses):
Gross realized gains	$0	$0	$8	$5
Gross realized losses	(1)	0	(1)	(5)
Net realized gains (losses)	(1)	0	7	0
OTTI recognized in earnings:
Credit-related OTTI	0	(1)	0	(1)
Intent-to-sell OTTI	0	(3)	0	(3)
Total OTTI recognized in earnings	0	(4)	0	(4)
Net securities gains (losses)	$(1)	$(4)	$7	$(4)
Total proceeds from sales	$0	$235	$1,058	$3,123
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $140 million and $207 million for the six months ended June 30, 2018 and 2017, respectively.
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.9 billion and $2.8 billion as of June 30, 2018 and December 31, 2017, respectively. We also pledged securities held to maturity with a carrying value of $15.1 billion and $5.7 billion as of June 30, 2018 and December 31, 2017, respectively. We accepted pledges of securities with a fair value of $1 million as of both June 30, 2018 and December 31, 2017, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of June 30, 2018 and December 31, 2017.
Table 3.7: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	June 30, 2018	December 31, 2017
Outstanding balance	$1,942	$2,131
Carrying value	1,709	1,843

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three and six months ended June 30, 2018.
Table 3.8: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Accretable yield, beginning of period	$794	$826
Accretion recognized in earnings	(39)	(78)
Reduction due to payoffs, disposals, transfers and other	(2)	(3)
Net reclassifications from nonaccretable difference	15	23
Accretable yield, end of period	$768	$768

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS
Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans and in prior periods also consisted of home loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans. In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio of $398 million to loans held for sale as of June 30, 2018.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of June 30, 2018 and December 31, 2017. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$97,373	$1,067	$705	$1,569	$3,341	$0	$100,714
International card businesses	8,743	127	69	124	320	0	9,063
Total credit card	106,116	1,194	774	1,693	3,661	0	109,777
Consumer Banking:
Auto	52,419	2,144	988	230	3,362	0	55,781
Retail banking	2,898	25	7	11	43	5	2,946
Total consumer banking	55,317	2,169	995	241	3,405	5	58,727
Commercial Banking:
Commercial and multifamily real estate	28,259	6	1	3	10	23	28,292
Commercial and industrial	38,480	15	0	107	122	346	38,948
Total commercial lending	66,739	21	1	110	132	369	67,240
Small-ticket commercial real estate	364	2	0	3	5	0	369
Total commercial banking	67,103	23	1	113	137	369	67,609
Other loans	11	0	0	0	0	0	11
Total loans(1)	$228,547	$3,386	$1,770	$2,047	$7,203	$374	$236,124
% of Total loans	96.79%	1.43%	0.75%	0.87%	3.05%	0.16%	100.00%

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$101,072	$1,211	$915	$2,093	$4,219	$2	$105,293
International card businesses	9,110	144	81	134	359	0	9,469
Total credit card	110,182	1,355	996	2,227	4,578	2	114,762
Consumer Banking:
Auto	50,151	2,483	1,060	297	3,840	0	53,991
Home loan	7,235	37	16	70	123	10,275	17,633
Retail banking	3,389	24	5	18	47	18	3,454
Total consumer banking	60,775	2,544	1,081	385	4,010	10,293	75,078
Commercial Banking:
Commercial and multifamily real estate	26,018	41	17	49	107	25	26,150
Commercial and industrial	37,412	1	70	87	158	455	38,025
Total commercial lending	63,430	42	87	136	265	480	64,175
Small-ticket commercial real estate	393	2	1	4	7	0	400
Total commercial banking	63,823	44	88	140	272	480	64,575
Other loans	54	2	1	1	4	0	58
Total loans(1)	$234,834	$3,945	$2,166	$2,753	$8,864	$10,775	$254,473
% of Total loans	92.29%	1.55%	0.85%	1.08%	3.48%	4.23%	100.00%
__________

(1)
Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $782 million and $773 million as of June 30, 2018 and December 31, 2017, respectively.

We pledged loan collateral of $16.9 billion and $27.3 billion to secure a portion of our FHLB borrowing capacity of $20.9 billion and $21.0 billion as of June 30, 2018 and December 31, 2017, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of June 30, 2018 and December 31, 2017. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2018		December 31, 2017
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,569	N/A	$2,093	N/A
International card businesses	119	$20	128	$24
Total credit card	1,688	20	2,221	24
Consumer Banking:
Auto	0	308	0	376
Home loan	0	0	0	176
Retail banking	0	34	0	35
Total consumer banking	0	342	0	587

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018		December 31, 2017
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$0	$4	$12	$38
Commercial and industrial	4	221	0	239
Total commercial lending	4	225	12	277
Small-ticket commercial real estate	0	4	0	7
Total commercial banking	4	229	12	284
Other loans	0	0	0	4
Total	$1,692	$591	$2,233	$899
% of Total loans	0.72%	0.25%	0.88%	0.35%
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
The table below displays the geographic profile of our credit card loan portfolio as of June 30, 2018 and December 31, 2017.
Table 4.3: Credit Card Risk Profile by Geographic Region

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$10,948	10.0%	$11,475	10.0%
Texas	7,589	6.9	7,847	6.8
New York	6,981	6.4	7,389	6.4
Florida	6,518	5.9	6,790	5.9
Illinois	4,494	4.1	4,734	4.1
Pennsylvania	4,294	3.9	4,550	4.0
Ohio	3,706	3.4	3,929	3.4
New Jersey	3,427	3.1	3,621	3.2
Michigan	3,348	3.0	3,523	3.1
Other	49,409	45.0	51,435	44.8
Total domestic credit card	100,714	91.7	105,293	91.7
International card businesses:
Canada	5,967	5.5	6,286	5.5
United Kingdom	3,096	2.8	3,183	2.8
Total international card businesses	9,063	8.3	9,469	8.3
Total credit card	$109,777	100.0%	$114,762	100.0%

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs for the three and six months ended June 30, 2018 and 2017.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card	$1,166	4.72%	$1,172	5.11%	$2,487	4.99%	$2,368	5.12%
International card businesses	94	4.14	84	4.08	150	3.32	159	3.88
Total credit card	$1,260	4.67	$1,256	5.02	$2,637	4.85	$2,527	5.02
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

Consumer Banking
Our consumer banking loan portfolio consists of auto and retail banking loans and in prior periods also consisted of home loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key indicators we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio as of June 30, 2018 and December 31, 2017.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,197	12.3%	$7,040	9.4%
California	6,276	10.7	6,099	8.1
Florida	4,599	7.8	4,486	6.0
Georgia	2,727	4.6	2,726	3.6
Ohio	2,449	4.2	2,318	3.1
Louisiana	2,225	3.8	2,236	3.0
Illinois	2,182	3.7	2,181	2.9
Other	28,126	47.9	26,905	35.8
Total auto	55,781	95.0	53,991	71.9
Retail banking:
New York	875	1.5	955	1.3
Louisiana	807	1.4	953	1.3
Texas	655	1.1	717	0.9
New Jersey	201	0.3	221	0.3
Maryland	163	0.3	187	0.2
Virginia	135	0.2	154	0.2
Other	110	0.2	267	0.4
Total retail banking	2,946	5.0	3,454	4.6
Total home loan	0	0.0	17,633	23.5
Total consumer banking	$58,727	100.0%	$75,078	100.0%
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018.

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present net charge-offs in our consumer banking loan portfolio for the three and six months ended June 30, 2018 and 2017, as well as nonperforming loans as of June 30, 2018 and December 31, 2017.
Table 4.6: Consumer Banking Net Charge-Offs (Recoveries) and Nonperforming Loans

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs (recoveries):
Auto	$182	1.32%	$215	1.70%	$390	1.42%	$414	1.67%
Home loan	0	0.00	2	0.04	(1)	(0.02)	4	0.03
Retail banking	16	2.07	15	1.71	32	1.97	32	1.81
Total consumer banking	$198	1.19	$232	1.25	$421	1.19	$450	1.22

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(2)	Amount	Rate(2)
Nonperforming loans:
Auto	$308	0.55%	$376	0.70%
Home loan	0	0.00	176	1.00
Retail banking	34	1.15	35	1.00
Total consumer banking	$342	0.58	$587	0.78
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
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

We use our internal risk rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for loan and lease losses for commercial loans. Generally, loans that are designated as criticized performing and criticized nonperforming are reviewed quarterly by management to determine if they are appropriately classified/rated and whether any impairment exists. Noncriticized loans are also generally reviewed, at least annually, to determine the appropriate risk rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of June 30, 2018 and December 31, 2017.
Table 4.7: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$16,367	57.8%	$7,422	19.1%	$229	62.1%	$24,018	35.6%
Mid-Atlantic	3,003	10.6	4,291	11.0	13	3.5	7,307	10.8
South	3,641	12.9	14,544	37.3	21	5.7	18,206	26.9
Other	5,281	18.7	12,691	32.6	106	28.7	18,078	26.7
Total	$28,292	100.0%	$38,948	100.0%	$369	100.0%	$67,609	100.0%
Internal risk rating:(2)
Noncriticized	$27,707	97.9%	$36,852	94.6%	$364	98.6%	$64,923	96.1%
Criticized performing	558	2.0	1,529	3.9	1	0.3	2,088	3.1
Criticized nonperforming	4	0.0	221	0.6	4	1.1	229	0.3
PCI loans	23	0.1	346	0.9	0	0.0	369	0.5
Total	$28,292	100.0%	$38,948	100.0%	$369	100.0%	$67,609	100.0%

	December 31, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$14,969	57.3%	$7,774	20.4%	$250	62.4%	$22,993	35.7%
Mid-Atlantic	2,675	10.2	3,922	10.3	15	3.8	6,612	10.2
South	3,719	14.2	14,739	38.8	22	5.5	18,480	28.6
Other	4,787	18.3	11,590	30.5	113	28.3	16,490	25.5
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
Internal risk rating:(2)
Noncriticized	$25,609	98.0%	$35,161	92.5%	$392	97.9%	$61,162	94.7%
Criticized performing	478	1.8	2,170	5.7	1	0.3	2,649	4.1
Criticized nonperforming	38	0.1	239	0.6	7	1.8	284	0.4
PCI loans	25	0.1	455	1.2	0	0.0	480	0.8
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
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
Impaired Loans
The following table presents information on our impaired loans as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following tables.
Table 4.8: Impaired Loans

	June 30, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$653	$0	$653	$200	$453	$640
International card businesses	182	0	182	89	93	177
Total credit card(1)	835	0	835	289	546	817
Consumer Banking:
Auto(2)	319	64	383	28	355	541
Retail banking	55	7	62	8	54	66
Total consumer banking	374	71	445	36	409	607
Commercial Banking:
Commercial and multifamily real estate	47	0	47	5	42	47
Commercial and industrial	374	230	604	87	517	658
Total commercial lending	421	230	651	92	559	705
Small-ticket commercial real estate	4	0	4	0	4	6
Total commercial banking	425	230	655	92	563	711
Total	$1,634	$301	$1,935	$417	$1,518	$2,135

	December 31, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$639	$0	$639	$208	$431	$625
International card businesses	173	0	173	84	89	167
Total credit card(1)	812	0	812	292	520	792
Consumer Banking:
Auto(2)	363	118	481	30	451	730
Home loan	192	41	233	15	218	298
Retail banking	51	10	61	8	53	66
Total consumer banking	606	169	775	53	722	1,094
Commercial Banking:
Commercial and multifamily real estate	138	2	140	13	127	143
Commercial and industrial	489	222	711	63	648	844
Total commercial lending	627	224	851	76	775	987
Small-ticket commercial real estate	7	0	7	0	7	9
Total commercial banking	634	224	858	76	782	996
Total	$2,052	$393	$2,445	$421	$2,024	$2,882

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$653	$16	$648	$32
International card businesses	183	3	180	6
Total credit card(1)	836	19	828	38
Consumer Banking:
Auto(2)	408	11	432	24
Home loan	112	0	153	1
Retail banking	61	1	61	1
Total consumer banking	581	12	646	26
Commercial Banking:
Commercial and multifamily real estate	60	0	86	1
Commercial and industrial	679	4	690	10
Total commercial lending	739	4	776	11
Small-ticket commercial real estate	5	0	6	0
Total commercial banking	744	4	782	11
Total	$2,161	$35	$2,256	$75

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$588	$16	$586	$31
International card businesses	152	2	146	5
Total credit card(1)	740	18	732	36
Consumer Banking:
Auto(2)	491	11	501	26
Home loan	342	1	346	2
Retail banking	56	0	58	1
Total consumer banking	889	12	905	29
Commercial Banking:
Commercial and multifamily real estate	125	1	121	2
Commercial and industrial	1,173	5	1,246	8
Total commercial lending	1,298	6	1,367	10
Small-ticket commercial real estate	8	0	7	0
Total commercial banking	1,306	6	1,374	10
Total	$2,935	$36	$3,011	$75
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	Includes certain TDRs that are recorded as other assets on our consolidated balance sheets.
Total recorded TDRs were $1.8 billion and $2.2 billion as of June 30, 2018 and December 31, 2017, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.3 billion as of June 30, 2018 and December 31, 2017, respectively. TDRs classified as performing in our commercial loan portfolio totaled $425 million and

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$574 million as of June 30, 2018 and December 31, 2017, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $272 million and $241 million as of June 30, 2018 and December 31, 2017, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2018 and 2017.
Table 4.9: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended June 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$96	100%	15.90	0%	0	0%	$0
International card businesses	43	100	26.79	0	0	0	0
Total credit card	139	100	19.22	0	0	0	0
Consumer Banking:
Auto(3)	44	64	4.10	85	9	1	1
Retail banking	4	12	11.56	34	6	0	0
Total consumer banking	48	60	4.22	81	9	1	1
Commercial Banking:
Commercial and multifamily real estate	17	0	0.00	100	8	0	0
Commercial and industrial	86	0	2.00	61	17	0	0
Total commercial lending	103	0	2.00	67	15	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	103	0	2.00	67	15	0	0
Total	$290	58	16.63	37	13	0	$1

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Six Months Ended June 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$209	100%	15.81%	0%	0	0%	$0
International card businesses	93	100	26.82	0	0	0	0
Total credit card	302	100	19.19	0	0	0	0
Consumer Banking:
Auto(3)	106	57	3.92	88	8	1	1
Home loan	6	28	1.78	83	214	0	0
Retail banking	6	12	11.11	49	5	0	0
Total consumer banking	118	53	3.94	86	18	0	1
Commercial Banking:
Commercial and multifamily real estate	19	0	0.00	100	8	0	0
Commercial and industrial	97	0	1.79	65	17	0	0
Total commercial lending	116	0	1.79	71	15	0	0
Small-ticket commercial real estate	2	0	0.00	0	0	0	0
Total commercial banking	118	0	1.79	69	15	0	0
Total	$538	68	16.56	34	16	0	$1

	Total Loans Modified(1)	Three Months Ended June 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$87	100%	14.36%	0%	0	0%	$0
International card businesses	39	100	26.50	0	0	0	0
Total credit card	126	100	18.12	0	0	0	0
Consumer Banking:
Auto(3)	61	52	3.65	99	7	0	0
Home loan	6	47	3.14	87	233	5	0
Retail banking	4	18	0.10	59	13	0	0
Total consumer banking	71	49	3.54	96	25	0	0
Commercial Banking:
Commercial and multifamily real estate	24	0	0.00	10	4	0	0
Commercial and industrial	134	18	2.23	47	9	0	0
Total commercial lending	158	15	2.23	41	9	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	159	15	2.23	41	9	0	0
Total	$356	52	13.35	37	17	0	$0

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Six Months Ended June 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$184	100%	14.09%	0%	0	0%	$0
International card businesses	83	100	26.33	0	0	0	0
Total credit card	267	100	17.92	0	0	0	0
Consumer Banking:
Auto(3)	136	52	3.85	93	7	6	7
Home loan	14	54	2.49	83	227	2	0
Retail banking	6	30	1.19	62	11	0	0
Total consumer banking	156	51	3.66	91	25	5	7
Commercial Banking:
Commercial and multifamily real estate	26	8	0.02	17	5	0	0
Commercial and industrial	281	9	1.23	32	18	0	0
Total commercial lending	307	9	1.13	31	17	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	308	9	1.13	31	17	0	0
Total	$731	51	13.68	32	22	0	$7
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

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.10: TDRs—Subsequent Defaults

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	14,206	$30	30,545	$64
International card businesses	15,354	27	29,293	53
Total credit card	29,560	57	59,838	117
Consumer Banking:
Auto	1,793	21	3,600	42
Home loan	0	0	3	1
Retail banking	1	0	9	0
Total consumer banking	1,794	21	3,612	43
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	7	10	13	45
Total commercial lending	7	10	13	45
Small-ticket commercial real estate	0	0	0	0
Total commercial banking	7	10	13	45
Total	31,361	$88	63,463	$205

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	13,222	$25	26,027	$51
International card businesses	13,761	27	25,186	43
Total credit card	26,983	52	51,213	94
Consumer Banking:
Auto	2,533	30	4,712	55
Home loan	8	3	19	6
Retail banking	9	2	20	3
Total consumer banking	2,550	35	4,751	64
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	21	89	35	108
Total commercial lending	21	89	35	108
Small-ticket commercial real estate	1	0	2	1
Total commercial banking	22	89	37	109
Total	29,555	$176	56,001	$267

90	Capital One Financial Corporation (COF)

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2018 and 2017.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking(1)	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2018	$5,726	$1,253	$587	$1	$7,567
Charge-offs	(1,679)	(414)	(7)	(9)	(2,109)
Recoveries	419	216	14	1	650
Net charge-offs	(1,260)	(198)	7	(8)	(1,459)
Provision (benefit) for loan and lease losses	1,171	119	30	(47)	1,273
Allowance build (release) for loan and lease losses	(89)	(79)	37	(55)	(186)
Other changes(1)(2)	(13)	(54)	0	54	(13)
Balance as of June 30, 2018	5,624	1,120	624	0	7,368
Reserve for unfunded lending commitments:
Balance as of March 31, 2018	0	6	108	0	114
Provision (benefit) for losses on unfunded lending commitments	0	(1)	4	0	3
Balance as of June 30, 2018	0	5	112	0	117
Combined allowance and reserve as of June 30, 2018	$5,624	$1,125	$736	$0	$7,485

	Six Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking(1)	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(3,504)	(845)	(28)	(8)	(4,385)
Recoveries	867	424	16	1	1,308
Net charge-offs	(2,637)	(421)	(12)	(7)	(3,077)
Provision (benefit) for loan and lease losses	2,627	353	25	(48)	2,957
Allowance build (release) for loan and lease losses	(10)	(68)	13	(55)	(120)
Other changes(1)(2)	(14)	(54)	0	54	(14)
Balance as of June 30, 2018	5,624	1,120	624	0	7,368
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Benefit for losses on unfunded lending commitments	0	(2)	(5)	0	(7)
Balance as of June 30, 2018	0	5	112	0	117
Combined allowance and reserve as of June 30, 2018	$5,624	$1,125	$736	$0	$7,485

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2017	$5,058	$1,163	$761	$2	$6,984
Charge-offs	(1,572)	(390)	(140)	0	(2,102)
Recoveries	316	158	4	6	484
Net charge-offs	(1,256)	(232)	(136)	6	(1,618)
Provision (benefit) for loan and lease losses	1,397	268	141	(5)	1,801
Allowance build (release) for loan and lease losses	141	36	5	1	183
Other changes(2)	11	0	(8)	0	3
Balance as of June 30, 2017	5,210	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of March 31, 2017	0	7	133	0	140
Provision (benefit) for losses on unfunded lending commitments	0	0	(1)	0	(1)
Balance as of June 30, 2017	0	7	132	0	139
Combined allowance and reserve as of June 30, 2017	$5,210	$1,206	$890	$3	$7,309

	Six Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(3,173)	(754)	(166)	0	(4,093)
Recoveries	646	304	7	8	965
Net charge-offs	(2,527)	(450)	(159)	8	(3,128)
Provision (benefit) for loan and lease losses	3,114	547	135	(7)	3,789
Allowance build (release) for loan and lease losses	587	97	(24)	1	661
Other changes(2)	17	0	(11)	0	6
Balance as of June 30, 2017	5,210	1,199	758	3	7,170
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Provision (benefit) for losses on unfunded lending commitments	0	0	3	0	3
Balance as of June 30, 2017	0	7	132	0	139
Combined allowance and reserve as of June 30, 2017	$5,210	$1,206	$890	$3	$7,309
__________

(1)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. The impact of these actions included a benefit for credit losses of $46 million which is reflected in the Other category.

(2)    Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.
(3)    Includes the legacy loan portfolio of our discontinued GreenPoint mortgage operations.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of June 30, 2018 and December 31, 2017. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for further discussion of allowance methodologies for each of the loan portfolios.

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,335	$1,084	$532	$0	$6,951
Asset-specific	289	36	92	0	417
Total allowance for loan and lease losses	$5,624	$1,120	$624	$0	$7,368
Loans held for investment:
Collectively evaluated	$108,942	$58,303	$66,585	$11	$233,841
Asset-specific	835	419	655	0	1,909
PCI loans	0	5	369	0	374
Total loans held for investment	$109,777	$58,727	$67,609	$11	$236,124
Allowance coverage ratio(1)	5.12%	1.91%	0.92%	0.00%	3.12%

	December 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,356	$1,158	$529	$1	$7,044
Asset-specific	292	53	76	0	421
PCI loans	0	31	6	0	37
Total allowance for loan and lease losses	$5,648	$1,242	$611	$1	$7,502
Loans held for investment:
Collectively evaluated	$113,948	$64,080	$63,237	$58	$241,323
Asset-specific	812	705	858	0	2,375
PCI loans	2	10,293	480	0	10,775
Total loans held for investment	$114,762	$75,078	$64,575	$58	$254,473
Allowance coverage ratio(1)	4.92%	1.65%	0.95%	1.72%	2.95%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
We have certain credit card partnership arrangements, that qualify for net accounting treatment, in which our partner agrees to share a portion of the credit losses. The expected reimbursements from these partners, which are netted against our allowance for loan and lease losses, result in reductions to net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for further discussion of our card partnership agreements.

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2018 and 2017.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

(Dollars in millions)	Estimated Reimbursements from Loss Sharing Partners
Balance as of March 31, 2018	$388
Amounts due from partners which reduced net charge-offs	(92)
Amounts estimated to be charged to partners which reduced provision for credit losses	96
Balance as of June 30, 2018	$392

Balance as of March 31, 2017	$235
Amounts due from partners which reduced net charge-offs	(67)
Amounts estimated to be charged to partners which reduced provision for credit losses	95
Balance as of June 30, 2017	$263

(Dollars in millions)	Estimated Reimbursements from Loss Sharing Partners
Balance as of December 31, 2017	$380
Amounts due from partners which reduced net charge-offs	(189)
Amounts estimated to be charged to partners which reduced provision for credit losses	201
Balance as of June 30, 2018	$392

Balance as of December 31, 2016	$228
Amounts due from partners which reduced net charge-offs	(132)
Amounts estimated to be charged to partners which reduced provision for credit losses	167
Balance as of June 30, 2017	$263

94	Capital One Financial Corporation (COF)

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
The tables below present a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2018 and December 31, 2017. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,898	$20,439	$0	$0	$0
Home loan securitizations	0	0	302	212	730
Total securitization-related VIEs	34,898	20,439	302	212	730
Other VIEs:(2)
Affordable housing entities	231	11	3,941	1,199	3,941
Entities that provide capital to low-income and rural communities	1,638	130	0	0	0
Other	0	0	304	0	304
Total other VIEs	1,869	141	4,245	1,199	4,245
Total VIEs	$36,767	$20,580	$4,547	$1,411	$4,975

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,976	$20,651	$0	$0	$0
Home loan securitizations	0	0	455	390	1,057
Total securitization-related VIEs	34,976	20,651	455	390	1,057
Other VIEs:(2)
Affordable housing entities	226	10	4,175	1,284	4,175
Entities that provide capital to low-income and rural communities	1,498	129	0	0	0
Other	0	0	318	0	318
Total other VIEs	1,724	139	4,493	1,284	4,493
Total VIEs	$36,700	$20,790	$4,948	$1,674	$5,550
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $858 million of liabilities as of June 30, 2018 and $2.2 billion of assets and $901 million of liabilities as of December 31, 2017.

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
We transfer multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for more information related to our mortgage representation and warranty exposure. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of mortgage servicing rights (“MSRs”) and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2018 and December 31, 2017.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM	GreenPoint HELOCs	GreenPoint Manufactured Housing
June 30, 2018:
Securities held by third-party investors	$19,649	$1,102	$35	$409
Receivables in the trust	34,902	1,140	28	412
Cash balance of spread or reserve accounts	0	8	N/A	110
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
December 31, 2017:
Securities held by third-party investors	$20,010	$1,224	$42	$508
Receivables in the trust	35,667	1,266	35	511
Cash balance of spread or reserve accounts	0	8	N/A	116
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of both June 30, 2018 and December 31, 2017, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option adjustable-rate mortgage (“option-ARM”) loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.1 billion and $1.2 billion as of June 30, 2018 and December 31, 2017, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both June 30, 2018 and December 31, 2017. We also have unfunded commitments of $3 million and $4 million related to those interests for our non-consolidated VIEs as of June 30, 2018 and December 31, 2017, respectively.
GreenPoint Credit Manufactured Housing
We previously had certain retained interests and obligations related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. Such discontinued operations, including the related recourse obligations, servicing rights and the primary obligation to execute clean-up calls in certain securitization transactions were sold to a third party in 2004. These securitization trusts were not consolidated because we did not have the power to direct the activities that most significantly impact the economic performance of the trusts as we did not service the loans.
The unpaid principal receivables balances of these manufactured housing securitization transactions were $412 million and $511 million as of June 30, 2018 and December 31, 2017, respectively. In the fourth quarter of 2017, we entered into an agreement with the third-party servicer under which we assumed the obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions, and a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we recognized loans held for sale and a corresponding liability on our consolidated balance sheets. We recorded $139 million and $283 million of these loan receivables, with the corresponding liability, which is included as a component of other debt, as of June 30, 2018 and December 31, 2017, respectively.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $71 million and $75 million as of June 30, 2018 and December 31, 2017, respectively. We also have credit exposure on an agreement that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our expected future obligation under this agreement included in other liabilities on our consolidated balance sheets was $4 million and $10 million as of June 30, 2018 and December 31, 2017, respectively.

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2018 and 2017, we recognized amortization of $250 million and $230 million, respectively, and tax credits of $321 million and $238 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $3.9 billion as of both June 30, 2018 and December 31, 2017, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.3 billion and $1.4 billion as of June 30, 2018 and December 31, 2017, respectively. Predominantly all of this liability is expected to be paid from 2018 to 2020.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $3.9 billion and $4.2 billion as of June 30, 2018 and December 31, 2017, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.1 billion and $11.5 billion as of June 30, 2018 and December 31, 2017, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.6 billion and $1.5 billion as of June 30, 2018 and December 31, 2017, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $304 million and $318 million as of June 30, 2018 and December 31, 2017, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of June 30, 2018 and December 31, 2017. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,531	N/A	$14,531
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,086	$(1,888)	198
Core deposit intangibles	1,149	(1,141)	8
Other(1)	291	(163)	128
Total intangible assets	3,526	(3,192)	334
Total goodwill and intangible assets	$18,057	$(3,192)	$14,865
Commercial MSRs(2)	$403	$(151)	$252

	December 31, 2017
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,533	N/A	$14,533
Intangible assets:
PCCR intangibles	2,105	$(1,844)	261
Core deposit intangibles	1,149	(1,133)	16
Other(1)	300	(156)	144
Total intangible assets	3,554	(3,133)	421
Total goodwill and intangible assets	$18,087	$(3,133)	$14,954
MSRs:
Consumer MSRs(3)	$92	N/A	$92
Commercial MSRs(2)	355	$(126)	229
Total MSRs	$447	$(126)	$321
__________

(1)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.

(3)	Consumer MSRs were carried at fair value on our consolidated balance sheets as of December 31, 2017. In the first quarter of 2018, we sold the substantial majority of these MSRs.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $43 million and $87 million for the three and six months ended June 30, 2018, respectively, and $61 million and $123 million for the three and six months ended June 30, 2017, respectively.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of June 30, 2018 and December 31, 2017.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2017	$5,032	$4,600	$4,901	$14,533
Other adjustments(1)	(2)	0	0	(2)
Balance as of June 30, 2018	$5,030	$4,600	$4,901	$14,531
__________
(1)    Represents foreign currency translation adjustments.

101	Capital One Financial Corporation (COF)

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
The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2018 and December 31, 2017. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The carrying value presented below for these borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2018	December 31, 2017
Deposits:
Non-interest-bearing deposits	$25,620	$26,404
Interest-bearing deposits(1)	222,605	217,298
Total deposits(2)	$248,225	$243,702
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$553	$576
Total short-term borrowings	$553	$576

	June 30, 2018
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	December 31, 2017
Long-term debt:
Securitized debt obligations	2018-2025	1.33 - 3.01%	2.15%	$19,649	$20,010
Senior and subordinated notes:
Fixed unsecured senior debt	2018-2028	1.85 - 4.75	2.98	24,824	22,776
Floating unsecured senior debt	2018-2023	2.75 - 3.51	3.15	3,646	3,446
Total unsecured senior debt			3.00	28,470	26,222
Fixed unsecured subordinated debt	2019-2026	3.38 - 8.80	4.09	4,450	4,533
Total senior and subordinated notes				32,920	30,755
Other long-term borrowings:
FHLB advances	2018-2023	4.44 - 5.36	4.87	2	8,609
Other borrowings	2018-2035	1.00 - 16.75	7.16	186	331
Total other long-term borrowings				188	8,940
Total long-term debt				$52,757	$59,705
Total short-term borrowings and long-term debt				$53,310	$60,281
__________

(1)	Includes $2.7 billion and $1.3 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of June 30, 2018 and December 31, 2017, respectively.

(2)	Includes approximately $1.7 billion of held for sale deposits as of June 30, 2018 associated with the anticipated sale of our online retail brokerage business.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage asset and liability positions and market risk exposure in accordance with market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency which we use to limit our earnings and capital ratio exposures to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. Under the Dodd-Frank Act, we are required to clear eligible derivative transactions through Central Counterparty Clearinghouses (“CCPs”) such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”), which are often referred to as “central clearinghouses.” The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate, foreign exchange rate and commodity derivatives as an accommodation to our customers within our Commercial Banking business, and offset the majority of our exposure through derivative transactions with other counterparties.
Derivatives Counterparty Credit Risk
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet, assuming no recoveries of underlying collateral.
We clear certain OTC derivatives with central clearinghouses through futures commission merchants (“FCMs”) as part of the regulatory requirement. The use of the CCPs and the FCMs reduces our bilateral counterparty credit exposures while it increases our credit exposures to CCPs and FCMs. We are required by CCPs to post initial and variation margin to mitigate the risk of non-payment through our FCMs. Our FCM agreements governing these derivative transactions generally include provisions that may require us to post more collateral or otherwise change terms in our agreements under certain circumstances. For CME-cleared OTC derivatives, we characterize variation margin cash payments as settlements. Effective January 16, 2018, LCH amended its rulebook to legally characterize variation margin payments as settlements. We adopted this rule change in the first quarter of 2018. As a result, the balances for LCH-cleared derivatives are reduced to reflect the settlement of these positions.
We also enter into legally enforceable master netting agreements and collateral agreements, where possible, with certain derivative counterparties to mitigate the risk of default on a bilateral basis. These bilateral agreements typically provide the right to offset exposures and require one counterparty to post collateral on derivative instruments in a net liability position to the other counterparty. Certain of these bilateral agreements include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to terminate the derivative contract and close out the existing positions.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments as of June 30, 2018 and December 31, 2017, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2018			December 31, 2017
	Notional or Contractual Amount	Derivative(1)(4)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$69,476	$49	$34	$56,604	$102	$164
Cash flow hedges	75,850	4	111	77,300	30	125
Total interest rate contracts	145,326	53	145	133,904	132	289
Foreign exchange contracts:
Cash flow hedges	5,827	148	7	6,086	19	75
Net investment hedges	2,649	82	12	3,036	1	164
Total foreign exchange contracts	8,476	230	19	9,122	20	239
Total derivatives designated as accounting hedges	153,802	283	164	143,026	152	528
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
Customer accommodation	59,995	1,105	1,316	48,520	848	727
Other interest rate exposures(2)	5,779	27	12	3,857	40	8
Total interest rate contracts	65,774	1,132	1,328	52,377	888	735
Other contracts	1,327	1	22	1,209	0	5
Total derivatives not designated as accounting hedges	67,101	1,133	1,350	53,586	888	740
Total derivatives	$220,903	$1,416	$1,514	$196,612	$1,040	$1,268
Less: netting adjustment(3)		(533)	(880)		(275)	(662)
Total derivative assets/liabilities		$883	$634		$765	$606
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of June 30, 2018 and December 31, 2017, the cumulative CVA balances were $3 million and $2 million, respectively, and the cumulative DVA balances were less than $1 million as of both June 30, 2018 and December 31, 2017.

(2)	Other interest rate exposures include mortgage-related derivatives, interest rate swaps and to-be-announced derivatives.

(3)	Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

(4)
Reflects a reduction in derivative assets of $522 million and a reduction in derivative liabilities of $624 million on our consolidated balance sheets as a result of adopting the LCH variation margin rule change in the first quarter of 2018.

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2018.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$18,425	$(193)	$0
Interest-bearing deposits	(14,140)	383	0
Securitized debt obligations	(11,890)	242	0
Senior and subordinated notes	(29,274)	664	356
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of June 30, 2018, the amortized cost basis of this portfolio was $10.3 billion, the amount of the designated hedged items was $4.1 billion, and the cumulative basis adjustment associated with these hedges was $31 million.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of June 30, 2018 and December 31, 2017 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of June 30, 2018
Derivative assets(1)(2)	$1,416	$(219)	$(314)	$883	$0	$883
As of December 31, 2017
Derivative assets(1)	1,040	(202)	(73)	765	0	765

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of June 30, 2018
Derivative liabilities(1)(2)	$1,514	$(219)	$(661)	$634	$0	$634
Repurchase agreements(3)	553	0	0	553	(553)	0
As of December 31, 2017
Derivative liabilities(1)	1,268	(202)	(460)	606	0	606
Repurchase agreements	576	0	0	576	(576)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $436 million and $91 million as of June 30, 2018 and December 31, 2017, respectively. We also received securities from derivative counterparties with a fair value of $1 million as of both June 30, 2018 and December 31, 2017, which we have the ability to re-pledge. We posted $1.4 billion and $966 million of cash collateral as of June 30, 2018 and December 31, 2017, respectively.

(2)
Reflects a reduction in derivative assets of $522 million and a reduction in derivative liabilities of $624 million on our consolidated balance sheets as a result of adopting the LCH variation margin rule change in the first quarter of 2018.

(3)
Represents customer repurchase agreements that mature the next business day. As of June 30, 2018, we pledged collateral with a fair value of $564 million under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2018 and 2017. Prior period amounts were not reclassified to conform to the current period presentation.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2018
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$539	$5,989	$68	$(622)	$(124)	$(289)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	(9)	0	0	(21)	(18)	4
Gains (losses) recognized on derivatives	83	0	0	(37)	(17)	(154)
Gains (losses) recognized on hedged items(1)	(81)	0	0	32	15	129
Net income (expense) recognized on fair value hedges	(7)	0	0	(26)	(20)	(21)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	(2)	(17)	0	0	0	0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income	0	0	11	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$(17)	$11	$0	$0	$0

	Six Months Ended June 30, 2018
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$991	$12,123	$119	$(1,161)	$(231)	$(540)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	(17)	0	0	(23)	(23)	14
Gains (losses) recognized on derivatives	183	0	0	(197)	(118)	(511)
Gains (losses) recognized on hedged items(1)	(180)	0	0	187	113	474
Net income (expense) recognized on fair value hedges	(14)	0	0	(33)	(28)	(23)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	(4)	(9)	0	0	0	0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income	0	0	19	0	0	0
Net income (expense) recognized on cash flow hedges	$(4)	$(9)	$19	$0	$0	$0

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________

(1)	Includes amortization expense of $16 million and $6 million for the three and six months ended June 30, 2018, respectively, related to basis adjustments of the discontinued hedges.

(2)	See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

(Dollars in millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Derivatives designated as fair value hedges:
Fair value interest rate contracts:
Gains recognized in net income on derivatives	$138	$93
Losses recognized in net income on hedged items	(132)	(93)
Net fair value hedge ineffectiveness gains (losses)	6	0
Derivatives designated as cash flow hedges:
Gains (losses) reclassified from AOCI into net income:
Interest rate contracts	24	61
Foreign exchange contracts	5	8
Subtotal	29	69
Gains (losses) recognized in net income due to ineffectiveness:
Interest rate contracts	4	3
Net derivative gains (losses) recognized in net income	$33	$72
In the next 12 months, we expect to reclassify to earnings net after-tax losses of $148 million recorded in AOCI as of June 30, 2018. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately six years as of June 30, 2018. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2018 and 2017. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Gains (losses) recognized in other non-interest income:
Interest rate contracts covering:
Customer accommodation	$16	$6	$26	$16
Other interest rate exposures	9	17	21	24
Total interest rate contracts	25	23	47	40
Other contracts	0	0	(20)	0
Total	$25	$23	$27	$40

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	June 30, 2018	December 31, 2017
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the three and six months ended June 30, 2018 and 2017. See “Note 1—Summary of Significant Accounting Policies” for more information.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of March 31, 2018	$(565)	$(212)	$(662)	$(131)	$(29)	$(1,599)
Other comprehensive income (loss) before reclassifications	(65)	0	(119)	(24)	1	(207)
Amounts reclassified from AOCI into earnings	0	8	6	0	(1)	13
Net other comprehensive income (loss)	(65)	8	(113)	(24)	0	(194)
AOCI as of June 30, 2018	$(630)	$(204)	$(775)	$(155)	$(29)	$(1,793)

	Six Months Ended June 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(2)	(325)	407	0	0	0	82
Other comprehensive income (loss) before reclassifications	(319)	0	(426)	(17)	1	(761)
Amounts reclassified from AOCI into earnings	(6)	26	(5)	0	(2)	13
Net other comprehensive income (loss)	(650)	433	(431)	(17)	(1)	(666)
AOCI as of June 30, 2018	$(630)	$(204)	$(775)	$(155)	$(29)	$(1,793)

	Three Months Ended June 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of March 31, 2017	$32	$(598)	$(144)	$(205)	$(19)	$(934)
Other comprehensive income before reclassifications	147	0	74	31	4	256
Amounts reclassified from AOCI into earnings	2	23	(29)	0	(1)	(5)
Net other comprehensive income	149	23	45	31	3	251
AOCI as of June 30, 2017	$181	$(575)	$(99)	$(174)	$(16)	$(683)

	Six Months Ended June 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income before reclassifications	183	0	48	48	11	290
Amounts reclassified from AOCI into earnings	2	46	(69)	0	(3)	(24)
Net other comprehensive income (loss)	185	46	(21)	48	8	266
AOCI as of June 30, 2017	$181	$(575)	$(99)	$(174)	$(16)	$(683)

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Includes other comprehensive gain of $123 million and loss of $58 million for the three months ended June 30, 2018 and 2017, respectively, and other comprehensive gain of $63 million and loss of $80 million for the six months ended June 30, 2018 and 2017, respectively, from hedging instruments designated as net investment hedges.

(2)
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. This transfer resulted in an after-tax gain of $82 million ($107 million pre-tax) to AOCI.

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and six months ended June 30, 2018 and 2017.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2018	2017	2018	2017
Securities available for sale:
	Non-interest income	$0	$(4)	$8	$(4)
	Income tax provision (benefit)	0	(2)	2	(2)
	Net income/(loss)	0	(2)	6	(2)
Securities held to maturity:(1)
	Interest income	(10)	(37)	(34)	(73)
	Income tax benefit	(2)	(14)	(8)	(27)
	Net loss	(8)	(23)	(26)	(46)
Cash flow hedges:
Interest rate contracts:	Interest income	(19)	39	(13)	97
Foreign exchange contracts:	Interest income	12	7	20	13
	Non-interest income	(1)	0	(1)	0
	Income (loss) from continuing operations before income taxes	(8)	46	6	110
	Income tax provision (benefit)	(2)	17	1	41
	Net income/(loss)	(6)	29	5	69
Other:
	Non-interest income and non-interest expense	1	2	2	4
	Income tax provision	0	1	0	1
	Net income	1	1	2	3
Total reclassifications		$(13)	$5	$(13)	$24
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2018 and 2017.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2018			2017
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(86)	$(21)	$(65)	$237	$88	$149
Net changes in securities held to maturity	10	2	8	37	14	23
Net unrealized gains (losses) on cash flow hedges	(149)	(36)	(113)	72	27	45
Foreign currency translation adjustments(1)	15	39	(24)	(3)	(34)	31
Other	(1)	(1)	0	5	2	3
Other comprehensive income (loss)	$(211)	$(17)	$(194)	$348	$97	$251

	Six Months Ended June 30,
	2018			2017
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(857)	$(207)	$(650)	$283	$98	$185
Net changes in securities held to maturity	569	136	433	73	27	46
Net unrealized losses on cash flow hedges	(567)	(136)	(431)	(32)	(11)	(21)
Foreign currency translation adjustments(1)	3	20	(17)	1	(47)	48
Other	(2)	(1)	(1)	12	4	8
Other comprehensive income (loss)	$(854)	$(188)	$(666)	$337	$71	$266
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2018	2017	2018	2017
Income from continuing operations, net of tax	$1,917	$1,047	$3,260	$1,842
Income (loss) from discontinued operations, net of tax	(11)	(11)	(8)	4
Net income	1,906	1,036	3,252	1,846
Dividends and undistributed earnings allocated to participating securities	(12)	(8)	(23)	(13)
Preferred stock dividends	(80)	(80)	(132)	(133)
Net income available to common stockholders	$1,814	$948	$3,097	$1,700

Total weighted-average basic shares outstanding	485.1	484.0	485.9	483.1
Effect of dilutive securities:
Stock options	1.6	2.4	1.9	2.6
Other contingently issuable shares	1.0	1.0	1.1	1.2
Warrants(1)	0.6	0.7	0.7	0.8
Total effect of dilutive securities	3.2	4.1	3.7	4.6
Total weighted-average diluted shares outstanding	488.3	488.1	489.6	487.7
Basic earnings per common share:
Net income from continuing operations	$3.76	$1.98	$6.39	$3.51
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.02)	0.01
Net income per basic common share	$3.74	$1.96	$6.37	$3.52
Diluted earnings per common share:(2)
Net income from continuing operations	$3.73	$1.96	$6.35	$3.48
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.02)	0.01
Net income per diluted common share	$3.71	$1.94	$6.33	$3.49
__________

(1)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program. There were 943 thousand and 1.4 million warrants to purchase common stock outstanding as of June 30, 2018 and 2017, respectively.

(2)
Excluded from the computation of diluted earnings per share were 24 thousand shares and 65 thousand shares related to awards for the three and six months ended June 30, 2018, respectively, and 310 thousand shares related to options with exercise prices ranging from $82.08 to $86.34, and 266 thousand shares related to options with exercise prices ranging from $82.08 to $86.34 for the three and six months ended June 30, 2017, respectively, because their inclusion would be anti-dilutive.

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
Level 2:
Valuation is based on observable market-based inputs other than Level 1 prices, such as quoted price for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, we had minimal movements between Levels 1 and 2.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$8,624	$0	$0	—	$8,624
RMBS	0	35,240	442	—	35,682
CMBS	0	4,752	11	—	4,763
Other ABS	0	294	0	—	294
Other securities	192	1,131	5	—	1,328
Total securities available for sale	8,816	41,417	458	—	50,691
Other assets:
Derivative assets(2)	0	1,373	43	$(533)	883
Other(3)	289	0	164	—	453
Total assets	$9,105	$42,790	$665	$(533)	$52,027
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,466	$48	$(880)	$634
Total liabilities	$0	$1,466	$48	$(880)	$634

	December 31, 2017
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,171	$0	$0	—	$5,171
RMBS	0	27,178	614	—	27,792
CMBS	0	3,161	14	—	3,175
Other ABS	0	512	0	—	512
Other securities	320	680	5	—	1,005
Total securities available for sale	5,491	31,531	633	—	37,655
Other assets:
Derivative assets(2)	1	1,002	37	$(275)	765
Other(3)	281	0	264	—	545
Total assets	$5,773	$32,533	$934	$(275)	$38,965
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1	$1,243	$24	$(662)	$606
Total liabilities	$1	$1,243	$24	$(662)	$606

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payable and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both June 30, 2018 and December 31, 2017. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
As of June 30, 2018, other includes retained interests in securitizations of $164 million, deferred compensation plan assets of $288 million and equity securities of $1 million. As of December 31, 2017, other includes consumer MSRs of $92 million, retained interests in securitizations of $172 million and deferred compensation plan assets of $281 million.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(1)

(Dollars in millions)	Balance, April 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2018
Securities available for sale:
RMBS	$614	$9	$9	$0	$0	$0	$(21)	$4	$(173)	$442	$7
CMBS	13	0	0	0	0	0	(2)	0	0	11	0
Other securities	5	0	0	0	0	0	0	0	0	5	0
Total securities available for sale	632	9	9	0	0	0	(23)	4	(173)	458	7
Other assets:
Retained interests in securitizations	176	(12)	0	0	0	0	0	0	0	164	(12)
Net derivative assets (liabilities)(2)	(9)	(2)	0	0	0	6	(1)	0	1	(5)	(2)

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(1)

(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2018
Securities available for sale:
RMBS	$614	$18	$7	$0	$0	$0	$(42)	$65	$(220)	$442	$13
CMBS	14	0	0	0	0	0	(3)	0	0	11	0
Other securities	5	0	0	0	0	0	0	0	0	5	0
Total securities available for sale	633	18	7	0	0	0	(45)	65	(220)	458	13
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interests in securitizations	172	(8)	0	0	0	0	0	0	0	164	(8)
Net derivative assets (liabilities)(2)	13	(24)	0	0	0	7	(2)	0	1	(5)	(24)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(1)

(Dollars in millions)	Balance, April 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2017
Securities available for sale:
RMBS	$449	$8	$10	$0	$(5)	$0	$(24)	$159	$(168)	$429	$8
CMBS	78	0	0	0	0	0	(1)	0	(60)	17	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	536	8	10	0	(5)	0	(25)	159	(228)	455	8
Other assets:
Consumer MSRs	86	(5)	0	0	0	5	(1)	0	0	85	(5)
Retained interests in securitizations	195	(7)	0	0	0	0	0	0	0	188	(7)
Net derivative assets (liabilities)(2)	22	1	0	0	0	15	(8)	0	(5)	25	1

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(1)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2017
Securities available for sale:
RMBS	$518	$17	$18	$0	$(5)	$0	$(46)	$212	$(285)	$429	$17
CMBS	51	0	0	60	0	0	(2)	0	(92)	17	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	578	17	18	60	(5)	0	(48)	212	(377)	455	17
Other assets:
Consumer MSRs	80	(4)	0	0	0	12	(3)	0	0	85	(4)
Retained interests in securitizations	201	(13)	0	0	0	0	0	0	0	188	(13)
Net derivative assets (liabilities)(2)	18	1	0	0	0	27	(15)	0	(6)	25	1
__________

(1)
Gains (losses) on securities available for sale, retained interests in securitizations and consumer MSRs are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.

(2)	Includes derivative assets and liabilities of $43 million and $48 million, respectively, as of June 30, 2018, and $57 million and $32 million, respectively, as of June 30, 2017.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$442	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-10% 0-28% 0-8% 0-90%	5% 4% 3% 64%
CMBS	11	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other securities	5	Discounted cash flows	Yield	3%	3%
Other assets:
Retained interests in securitization(1)	164	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	1-59 2-13% 4-5% 2-6% 51-116%	N/A
Net derivative assets (liabilities)	(5)	Discounted cash flows	Swap rates	3%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$614	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-9% 0-15% 0-8% 0-90%	5% 4% 3% 62%
CMBS	14	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate	3% 0%	3% 0%
Other securities	5	Discounted cash flows	Yield	2%	2%
Other assets:
Consumer MSRs	92	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	7-30% 14% 200-1,500 bps $75-$100	16% 14% 458 bps $76
Retained interests in securitization(1)	172	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-79 2-12% 3-10% 1-6% 3-115%	N/A
Net derivative assets (liabilities)	13	Discounted cash flows	Swap rates	2%	2%
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2018 and December 31, 2017, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	June 30, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$82	$82
Loans held for sale	348	0	348
Other assets(1)	0	99	99
Total	$348	$181	$529

	December 31, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$182	$182
Loans held for sale	177	1	178
Other assets(1)	0	35	35
Total	$177	$218	$395
__________

(1)
As of June 30, 2018, other assets included equity investments accounted for under measurement alternative of $17 million, foreclosed property and repossessed assets of $75 million and long-lived assets held for sale of $7 million. As of December 31, 2017, other assets included foreclosed property and repossessed assets of $17 million and long-lived assets held for sale of $18 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 76%, with a weighted average of 19%, and from 0% to 77%, with a weighted average of 21%, as of June 30, 2018 and December 31, 2017, respectively. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2018 and 2017.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Loans held for investment	$(65)	$(116)
Loans held for sale	(3)	(3)
Other assets(1)	(47)	(6)
Total	$(115)	$(125)
__________

(1)	Other assets include fair value adjustments related to equity investments accounted for under measurement alternative, foreclosed property, repossessed assets and long-lived assets held for sale.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2018 and December 31, 2017.
Table 12.6: Fair Value of Financial Instruments

	June 30, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,273	$12,273	$4,499	$7,774	$0
Restricted cash for securitization investors	1,023	1,023	1,023	0	0
Securities held to maturity	33,464	33,097	0	33,056	41
Net loans held for investment	228,756	232,276	0	0	232,276
Loans held for sale	1,480	1,495	0	1,417	78
Interest receivable	1,493	1,493	0	1,493	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	33,761	33,662	0	33,662	0
Securitized debt obligations	19,649	19,735	0	19,735	0
Senior and subordinated notes	32,920	33,236	0	33,236	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	553	553	0	553	0
Other borrowings(2)	141	141	0	141	0
Interest payable	450	450	0	450	0

	December 31, 2017
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,040	$14,040	$4,458	$9,582	$0
Restricted cash for securitization investors	312	312	312	0	0
Securities held to maturity	28,984	29,437	200	29,217	20
Net loans held for investment	246,971	251,468	0	0	251,468
Loans held for sale	971	952	0	949	3
Interest receivable	1,536	1,536	0	1,536	0
Other investments(1)	1,689	1,689	0	1,680	9
Financial liabilities:
Deposits	243,702	243,732	26,404	217,328	0
Securitized debt obligations	20,010	20,122	0	20,122	0
Senior and subordinated notes	30,755	31,392	0	31,392	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	576	0	576	0
Other borrowings(2)	8,892	8,892	0	8,892	0
Interest payable	413	413	0	413	0
__________

(1)
Other investments as of June 30, 2018 include FHLB and Federal Reserve stock. Other investments as of December 31, 2017 include FHLB and Federal Reserve stock, as well as cost method investments. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes capital lease obligations.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our business segment results for the three and six months ended June 30, 2018 and 2017, selected balance sheet data as of June 30, 2018 and 2017, and a reconciliation of our total business segment results to our reported consolidated net income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)(3)	Consolidated Total
Net interest income	$3,396	$1,609	$549	$(3)	$5,551
Non-interest income	884	175	209	373	1,641
Total net revenue	4,280	1,784	758	370	7,192
Provision (benefit) for credit losses	1,171	118	34	(47)	1,276
Non-interest expense	1,904	963	409	148	3,424
Income from continuing operations before income taxes	1,205	703	315	269	2,492
Income tax provision	282	164	73	56	575
Income from continuing operations, net of tax	$923	$539	$242	$213	$1,917
Loans held for investment	$109,777	$58,727	$67,609	$11	$236,124
Deposits	0	194,962	31,078	22,185	248,225

	Six Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)(3)	Consolidated Total
Net interest income	$6,954	$3,224	$1,085	$6	$11,269
Non-interest income	1,741	349	396	346	2,832
Total net revenue	8,695	3,573	1,481	352	14,101
Provision (benefit) for credit losses	2,627	351	20	(48)	2,950
Non-interest expense	3,943	1,963	812	279	6,997
Income from continuing operations before income taxes	2,125	1,259	649	121	4,154
Income tax provision (benefit)	495	294	151	(46)	894
Income from continuing operations, net of tax	$1,630	$965	$498	$167	$3,260
Loans held for investment	$109,777	$58,727	$67,609	$11	$236,124
Deposits	0	194,962	31,078	22,185	248,225

	Three Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,294	$1,578	$569	$32	$5,473
Non-interest income	875	183	183	(10)	1,231
Total net revenue	4,169	1,761	752	22	6,704
Provision (benefit) for credit losses	1,397	268	140	(5)	1,800
Non-interest expense	1,918	1,059	381	56	3,414
Income (loss) from continuing operations before income taxes	854	434	231	(29)	1,490
Income tax provision (benefit)	301	158	85	(101)	443
Income from continuing operations, net of tax	$553	$276	$146	$72	$1,047
Loans held for investment	$101,590	$74,973	$67,672	$67	$244,302
Deposits	0	186,607	33,153	20,003	239,763

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$6,640	$3,095	$1,135	$77	$10,947
Non-interest income	1,613	378	341	(40)	2,292
Total net revenue	8,253	3,473	1,476	37	13,239
Provision (benefit) for credit losses	3,114	547	138	(7)	3,792
Non-interest expense	3,847	2,101	772	128	6,848
Income (loss) from continuing operations before income taxes	1,292	825	566	(84)	2,599
Income tax provision (benefit)	468	301	207	(219)	757
Income from continuing operations, net of tax	$824	$524	$359	$135	$1,842
Loans held for investment	$101,590	$74,973	$67,672	$67	$244,302
Deposits	0	186,607	33,153	20,003	239,763
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $28 million and $56 million in revenue in our Commercial Banking business in the second quarter and first six months of 2018, respectively, with an offsetting impact to the Other category.

(3)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. These actions resulted in a net gain of $400 million, including a benefit for credit losses of $46 million, which is reflected in the Other category.

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2018.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segments Results

	Three Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$669	$47	$8	$(1)	$723
Service charges and other customer-related fees	2	123	35	(1)	159
Total contract revenue	671	170	43	(2)	882
Revenue from other sources	213	5	166	375	759
Total non-interest income	$884	$175	$209	$373	$1,641

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,263	$89	$15	$(1)	$1,366
Service charges and other customer-related fees	4	250	67	(1)	320
Total contract revenue	1,267	339	82	(2)	1,686
Revenue from other sources	474	10	314	348	1,146
Total non-interest income	$1,741	$349	$396	$346	$2,832
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reclassifications to the Other category.

(2)	Interchange fees are presented net of customer reward expenses.

126	Capital One Financial Corporation (COF)

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
The following table presents contractual amount and carrying value of our unfunded lending commitments as of June 30, 2018 and December 31, 2017. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Credit card lines	$336,003	$351,481	N/A	N/A
Other loan commitments(1)	31,983	31,840	$80	$84
Standby letters of credit and commercial letters of credit(2)	1,909	2,046	40	43
Total unfunded lending commitments	$369,895	$385,367	$120	$127
__________

(1)	Includes $973 million and $1.0 billion of advised lines of credit as of June 30, 2018 and December 31, 2017, respectively.

(2)	These financial guarantees have expiration dates ranging from 2018 to 2025 as of June 30, 2018.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for our loss sharing agreements was $48 million and $60 million as of June 30, 2018 and December 31, 2017, respectively.

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2017, we entered into an agreement with our third-party servicer under which we assumed the obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions related to our discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. We also entered into a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we recognized loans held for sale and a corresponding liability on our consolidated balance sheets. Based on the current information and estimates, we expect that we will incur losses associated with this exposure and have recorded a liability of $69 million and $78 million as of June 30, 2018 and December 31, 2017, respectively. See “Note 6—Variable Interest Entities and Securitizations” for information related to these transactions.
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
Management’s best estimate of incurred losses related to U.K. PPI totaled $157 million and $249 million as of June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2018, we added $49 million to our reserve in response to sustained higher complaint volume. Other movements were due to a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of June 30, 2018 is approximately $100 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2018 is approximately $500 million, which includes estimates related to mortgage representation and warranty exposure. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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
Other Pending and Threatened Litigation
In addition, we are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions, is not expected to be material to our consolidated financial position or our results of operations.

130	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Market Risk Profile.”
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

131	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2018. Commission costs are excluded from the amounts presented below.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April	1,754	$95.44	—	$800
May	3,546,870	94.61	3,527,200	466
June	4,885,300	95.43	4,885,300	—
Total	8,433,924	95.09	8,412,500
__________

(1)
Comprises mainly repurchase of common stock under the 2017 Stock Repurchase Program. There were 1,754 and 19,670 shares withheld in April and May, respectively, to cover taxes on restricted stock awards whose restrictions have lapsed. For additional information including our 2018 Stock Repurchase Program, see “MD&A—Capital Management—Dividend Policy and Stock Purchases”.

(2)
In December 2017, the Board of Directors reduced the authorized repurchases of our common stock to up to $1.0 billion for the remaining 2017 Comprehensive Capital Analysis and Review (“CCAR”) period, which ended June 30, 2018.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

132	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED JUNE 30, 2018
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

10.1*	Form of Restricted Stock Unit Award Agreement granted to our directors under the Fourth Amended and Restated 2004 Stock Incentive Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

133	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 27, 2018	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

134	Capital One Financial Corporation (COF)