Form 10-Q
period 2018-09-30
CAPITAL ONE FINANCIAL CORP
filed 2018-11-01
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
(Not applicable)
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of September 30, 2018, there were 473,656,501 shares of the registrant’s Common Stock outstanding.

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of September 30, 2018 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2017 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2018, our principal subsidiaries included:

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

Business Developments
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business. We may issue equity or debt, through one or more public offerings, to fund our acquisitions.
On July 26, 2018, we announced that we entered into a new, long-term credit card program agreement with Walmart Inc. (“Walmart”). Under the terms of the agreement, we will become the exclusive issuer of Walmart’s private label and co-branded credit card program in the U.S. beginning August 1, 2019.
In the fourth quarter of 2017, we announced our decision to cease new originations of residential mortgage and home equity loan products within our Consumer Banking business. In the first quarter of 2018, we sold the substantial majority of the mortgage servicing rights related to loans serviced for others. In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. In the third quarter of 2018, we sold substantially all of the remaining consumer home loan portfolio.
On September 25, 2017, we completed the acquisition from Synovus Bank of credit card assets and related liabilities of World’s Foremost Bank, a wholly-owned subsidiary of Cabela’s Incorporated (“Cabela’s acquisition”). The Cabela’s acquisition added approximately $5.7 billion to our domestic credit card loans held for investment portfolio as of the acquisition date. On October 5, 2018, we completed the acquisition of the Bass Pro co-brand credit card portfolio (“Bass Pro acquisition”) which added approximately $534 million to our domestic credit card loans held for investment as of the acquisition date.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2018 and 2017 and selected comparative balance sheet data as of September 30, 2018 and December 31, 2017. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information in assessing the results of the Company.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2018	2017	Change	2018	2017	Change
Income statement
Net interest income	$5,786	$5,700	2%	$17,055	$16,647	2%
Non-interest income	1,176	1,285	(8)	4,008	3,577	12
Total net revenue	6,962	6,985	—	21,063	20,224	4
Provision for credit losses	1,268	1,833	(31)	4,218	5,625	(25)
Non-interest expense:
Marketing	504	379	33	1,343	1,210	11
Operating expenses	3,269	3,188	3	9,427	9,205	2
Total non-interest expense	3,773	3,567	6	10,770	10,415	3
Income from continuing operations before income taxes	1,921	1,585	21	6,075	4,184	45
Income tax provision	420	448	(6)	1,314	1,205	9
Income from continuing operations, net of tax	1,501	1,137	32	4,761	2,979	60
Income (loss) from discontinued operations, net of tax	1	(30)	**	(7)	(26)	(73)
Net income	1,502	1,107	36	4,754	2,953	61
Dividends and undistributed earnings allocated to participating securities	(9)	(8)	13	(32)	(21)	52
Preferred stock dividends	(53)	(52)	2	(185)	(185)	—
Net income available to common stockholders	$1,440	$1,047	38	$4,537	$2,747	65
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$3.01	$2.22	36%	$9.40	$5.73	64%
Loss from discontinued operations	—	(0.06)	**	(0.01)	(0.05)	(80)
Net income per basic common share	$3.01	$2.16	39	$9.39	$5.68	65
Diluted earnings per common share:
Net income from continuing operations	$2.99	$2.20	36	$9.33	$5.68	64
Loss from discontinued operations	—	(0.06)	**	(0.01)	(0.05)	(80)
Net income per diluted common share	$2.99	$2.14	40	$9.32	$5.63	66
Weighted-average common shares outstanding (in millions):
Basic	477.8	484.9	(1)%	483.2	483.7	—
Diluted	480.9	489.0	(2)	486.7	488.1	—
Common shares outstanding (period-end, in millions)	473.7	484.4	(2)	473.7	484.4	(2)%
Dividends declared and paid per common share	$0.40	$0.40	—	$1.20	$1.20	—
Tangible book value per common share (period-end)(1)	66.15	63.06	5	66.15	63.06	5
Balance sheet (average balances)
Loans held for investment	$236,766	$245,822	(4)%	$242,369	$243,205	—
Interest-earning assets	330,272	322,015	3	331,318	319,497	4%
Total assets	360,937	355,191	2	362,293	352,216	3
Interest-bearing deposits	221,431	213,137	4	221,400	213,508	4
Total deposits	246,720	238,843	3	246,932	239,316	3
Borrowings	51,684	54,271	(5)	52,858	52,159	1
Common equity	46,407	45,816	1	45,521	44,772	2
Total stockholders’ equity	50,768	50,176	1	49,882	49,132	2

3	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2018	2017	Change		2018	2017	Change
Selected performance metrics
Purchase volume(2)	$97,469	$84,505	15%		$281,406	$240,781	17%
Total net revenue margin(3)	8.43%	8.68%	(25	)bps	8.48%	8.44%	4	bps
Net interest margin(4)	7.01	7.08	(7)		6.86	6.95	(9)
Return on average assets	1.66	1.28	38		1.75	1.13	62
Return on average tangible assets(5)	1.74	1.34	40		1.83	1.18	65
Return on average common equity(6)	12.40	9.40	3%		13.31	8.26	5%
Return on average tangible common equity (“TCE”)(7)	18.32	14.11	4		19.88	12.56	7
Equity-to-assets ratio(8)	14.07	14.13	(6	)bps	13.77	13.95	(18	)bps
Non-interest expense as a percentage of average loans held for investment	6.37	5.80	57		5.92	5.71	21
Efficiency ratio(9)	54.19	51.07	3%		51.13	51.50	—
Operating efficiency ratio(10)	46.95	45.64	1		44.76	45.52	(1)%
Effective income tax rate from continuing operations	21.9	28.3	(6)		21.6	28.8	(7)
Net charge-offs	$1,425	$1,606	(11)		$4,502	$4,734	(5)
Net charge-off rate(11)	2.41%	2.61%	(20	)bps	2.48%	2.60%	(12	)bps

(Dollars in millions, except as noted)	September 30, 2018	December 31, 2017	Change
Balance sheet (period-end)
Loans held for investment	$238,761	$254,473	(6)%
Interest-earning assets	331,293	334,124	(1)
Total assets	362,909	365,693	(1)
Interest-bearing deposits	222,356	217,298	2
Total deposits	247,195	243,702	1
Borrowings	52,205	60,281	(13)
Common equity	46,277	44,370	4
Total stockholders’ equity	50,638	48,730	4
Credit quality metrics
Allowance for loan and lease losses	$7,219	$7,502	(4)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	3.02%	2.95%	7	bps
30+ day performing delinquency rate	3.28	3.23	5
30+ day delinquency rate	3.48	3.48	—
Capital ratios
Common equity Tier 1 capital(12)	11.2%	10.3%	90	bps
Tier 1 capital(12)	12.8	11.8	100
Total capital(12)	15.2	14.4	80
Tier 1 leverage(12)	10.6	9.9	70
Tangible common equity(13)	9.0	8.3	70
Supplementary leverage(12)	9.0	8.4	60
Other
Employees (period end, in thousands)	47.6	49.3	(3)%
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table —Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information on non-GAAP measures.

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

** Not meaningful.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.5 billion ($2.99 per diluted common share) on total net revenue of $7.0 billion and net income of $4.8 billion ($9.32 per diluted common share) on total net revenue of $21.1 billion for the third quarter and first nine months of 2018, respectively. In comparison, we reported net income of $1.1 billion ($2.14 per diluted common share) on total net revenue of $7.0 billion and net income of $3.0 billion ($5.63 per diluted common share) on total net revenue of $20.2 billion for the third quarter and first nine months of 2017, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach, including transition provisions, was 11.2% and 10.3% as of September 30, 2018 and December 31, 2017, respectively. See “MD&A—Capital Management” below for additional information.
We sold the substantial majority of our consumer home loan portfolio and the related servicing in the second quarter of 2018, and transferred the remaining consumer home loan portfolio of $398 million to loans held for sale as of June 30, 2018. These actions resulted in a net gain of approximately $400 million in the second quarter of 2018, including a benefit for credit losses of $46 million, which was reflected in the Other category. In the third quarter of 2018, we sold substantially all of the remaining consumer home loan portfolio and recognized a gain of $99 million in the Other category.
On June 28, 2018, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock (“2018 Stock Repurchase Program”) beginning the third quarter of 2018 through the end of the second quarter of 2019. During the third quarter of 2018, we repurchased approximately $569 million of shares of our common stock under the 2018 Stock Repurchase Program. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2018. These highlights are generally based on a comparison between the results of the third quarter and first nine months of 2018 and 2017, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2018 compared to our financial condition and credit performance as of December 31, 2017. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

5	Capital One Financial Corporation (COF)

Total Company Performance

•	Earnings: Our net income increased by $395 million to $1.5 billion in the third quarter of 2018 primarily driven by:

◦	lower provision for credit losses driven by allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends; and

◦
higher net interest income due to growth in our domestic credit card and auto loan portfolios and higher yields on interest earning assets as a result of higher interest rates, partially offset by higher interest expense attributable to higher interest rates.

These drivers are partially offset by:

◦	higher non-interest expense driven by a legal reserve build and increased marketing expense; and

◦	lower non-interest income due to an impairment charge as a result of repositioning our investment securities portfolio, partially offset by the net gains from the sales of exited businesses.

Net income increased by $1.8 billion to $4.8 billion in the first nine months of 2018 primarily driven by:

◦	lower provision for credit losses driven by allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends;

◦
higher net interest income due to growth in our domestic credit card and auto loan portfolios and higher yields on interest earning assets as a result of higher interest rates, partially offset by higher interest expense attributable to higher interest rates; and

◦
higher non-interest income largely due to the net gains from the sales of exited businesses including sale of substantially all of our consumer home loan portfolio and an increase in net interchange fees primarily due to higher purchase volume, partially offset by an impairment charge as a result of repositioning our investment securities portfolio.

These drivers are partially offset by higher non-interest expense largely driven by a legal reserve build and increased marketing expense.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $15.7 billion to $238.8 billion as of September 30, 2018 from December 31, 2017 primarily driven by the sale of substantially all of our consumer home loan portfolio and expected seasonal paydowns in our domestic credit card loan portfolio, partially offset by growth in our commercial, auto and domestic credit card loan portfolios.

◦
Average loans held for investment decreased by $9.1 billion to $236.8 billion in the third quarter of 2018 compared to the third quarter of 2017 primarily driven by the impact of the sale of substantially all of our consumer home loan portfolio, partially offset by growth in our domestic credit card loan portfolio, mainly due to loans obtained in the Cabela’s acquisition, and growth in our auto loan portfolio. These same factors drove average loans held for investment to decrease by $836 million to $242.4 billion in the first nine months of 2018 compared to the first nine months of 2017 as the impact of the sale of substantially all of our consumer home loan portfolio was largely offset by the growth in our domestic credit card and auto loan portfolios.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 20 basis points to 2.41% in the third quarter of 2018 compared to the third quarter of 2017, and decreased by 12 basis points to 2.48% in the first nine months of 2018 compared to the first nine months of 2017, primarily driven by elevated charge-offs in the third quarter and first nine months of 2017 in our taxi medallion and oil and gas lending portfolios within our Commercial Banking business.

Our 30+ day delinquency rate was flat at 3.48% as of September 30, 2018 from December 31, 2017 as the impact of lower loan balances from the sale of substantially all of our consumer home loan portfolio was largely offset by improvements in credit trends in our domestic credit card loan portfolio.

6	Capital One Financial Corporation (COF)

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses decreased by $283 million to $7.2 billion as of September 30, 2018 from December 31, 2017 primarily driven by allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends.

The allowance coverage ratio increased by 7 basis points to 3.02% as of September 30, 2018 from December 31, 2017 primarily driven by lower loan balances largely due to the sale of substantially all of our consumer home loan portfolio, partially offset by allowance releases in our domestic credit card and auto loan portfolios.
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
Total Company Expectations
We expect our 2018 corporate annual effective tax rate to be around 22% before discrete items.
We continue to expect that our full-year 2018 operating efficiency ratio will be roughly flat compared to our 2017 operating efficiency ratio, net of adjusting items. While efficiency ratio can vary in any given year, over the long term, we continue to believe that we will be able to achieve gradual efficiency improvement driven by growth and digital productivity gains. We expect our long-term improvements in total efficiency ratio will mostly come from an improving operating efficiency ratio.
We expect our fourth quarter 2018 marketing expense to be elevated well above the historical seasonal patterns we typically see between the third quarter and fourth quarter.
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

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2018 and 2017. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

7	Capital One Financial Corporation (COF)

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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2018 and 2017. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$109,510	$4,324	15.79%	$102,545	$3,995	15.58%
Consumer banking	59,633	1,191	7.99	75,645	1,280	6.77
Commercial banking(2)	68,913	782	4.54	68,777	684	3.98
Other	94	(50)	(211.75)	55	1	7.27
Total loans, including loans held for sale	238,150	6,247	10.49	247,022	5,960	9.65
Investment securities	83,894	593	2.83	69,302	431	2.49
Cash equivalents and other interest-earning assets	8,228	55	2.66	5,691	29	2.04
Total interest-earning assets	330,272	6,895	8.35	322,015	6,420	7.97
Cash and due from banks	3,898			3,336
Allowance for loan and lease losses	(7,366)			(7,180)
Premises and equipment, net	4,157			3,983
Other assets	29,976			33,037
Total assets	$360,937			$355,191
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$221,431	$681	1.23%	$213,137	$410	0.77%
Securitized debt obligations	18,917	127	2.68	17,598	85	1.93
Senior and subordinated notes	31,660	288	3.63	28,753	194	2.70
Other borrowings and liabilities	3,084	13	1.67	9,320	31	1.33
Total interest-bearing liabilities	275,092	1,109	1.62	268,808	720	1.07
Non-interest-bearing deposits	25,289			25,706
Other liabilities	9,788			10,501
Total liabilities	310,169			305,015
Stockholders’ equity	50,768			50,176
Total liabilities and stockholders’ equity	$360,937			$355,191
Net interest income/spread		$5,786	6.73		$5,700	6.90
Impact of non-interest-bearing funding			0.28			0.18
Net interest margin			7.01%			7.08%

9	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)	Average Balance	Interest Income/ Expense(3)	Average Yield/ Rate(3)
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$108,968	$12,559	15.37%	$101,258	$11,572	15.24%
Consumer banking	67,086	3,695	7.34	74,607	3,693	6.60
Commercial banking(2)	67,373	2,209	4.37	68,171	1,946	3.81
Other	226	(93)	(54.77)	61	44	96.17
Total loans, including loans held for sale	243,653	18,370	10.05	244,097	17,255	9.43
Investment securities	77,819	1,584	2.71	68,862	1,280	2.48
Cash equivalents and other interest-earning assets	9,846	174	2.36	6,538	83	1.69
Total interest-earning assets	331,318	20,128	8.10	319,497	18,618	7.77
Cash and due from banks	3,768			3,378
Allowance for loan and lease losses	(7,468)			(6,894)
Premises and equipment, net	4,147			3,879
Other assets	30,528			32,356
Total assets	$362,293			$352,216
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$221,400	$1,842	1.11%	$213,508	$1,145	0.72%
Securitized debt obligations	19,251	358	2.46	17,726	236	1.78
Senior and subordinated notes	31,452	828	3.51	27,140	522	2.56
Other borrowings and liabilities	4,674	45	1.28	8,434	68	1.08
Total interest-bearing liabilities	276,777	3,073	1.49	266,808	1,971	0.98
Non-interest-bearing deposits	25,532			25,808
Other liabilities	10,102			10,468
Total liabilities	312,411			303,084
Stockholders’ equity	49,882			49,132
Total liabilities and stockholders’ equity	$362,293			$352,216
Net interest income/spread		$17,055	6.61		$16,647	6.79
Impact of non-interest-bearing funding			0.25			0.16
Net interest margin			6.86%			6.95%
__________

(1)
Past due fees included in interest income totaled approximately $433 million and $1.2 billion in the third quarter and first nine months of 2018, respectively, and $413 million and $1.2 billion in the third quarter and first nine months of 2017, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% and 35% for all periods presented in 2018 and 2017, respectively) and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our Commercial banking loans totaled approximately $20 million and $61 million in the third quarter and first nine months of 2018, respectively, and $32 million and $96 million in the third quarter and first nine months of 2017, respectively, with corresponding reductions to Other category.

(3)
Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting. In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. As a result, interest income and interest expense amounts shown above for the three months ended September 30, 2018 include $2 million and $10 million, respectively, and for the nine months ended September 30, 2018 include $1 million and $36 million, respectively, related to hedge ineffectiveness that would previously have been included in other non-interest income.

10	Capital One Financial Corporation (COF)

Net interest income increased by $86 million to $5.8 billion in the third quarter of 2018 compared to the third quarter of 2017, and increased by $408 million to $17.1 billion in the first nine months of 2018 compared to the first nine months of 2017, primarily driven by higher interest income due to growth in our domestic credit card and auto loan portfolios, and higher yields as a result of higher interest rates, partially offset by higher interest expense due to higher interest rates.
Net interest margin decreased by 7 basis points to 7.01% in the third quarter of 2018 compared to the third quarter of 2017, and decreased by 9 basis points to 6.86% in the first nine months of 2018 compared to the first nine months of 2017, primarily driven by higher interest expense due to higher interest rates, partially offset by product mix changes and higher yields in our interest-earning assets.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:(1)
Credit card	$329	$274	$55	$987	$888	$99
Consumer banking	(89)	(270)	181	2	(372)	374
Commercial banking(2)	98	1	97	263	(23)	286
Other(2)	(51)	(21)	(30)	(137)	(68)	(69)
Total loans, including loans held for sale	287	(16)	303	1,115	425	690
Investment securities	162	98	64	304	175	129
Cash equivalents and other interest-earning assets	26	15	11	91	50	41
Total interest income	475	97	378	1,510	650	860
Interest expense:
Interest-bearing deposits	271	17	254	697	44	653
Securitized debt obligations	42	7	35	122	22	100
Senior and subordinated notes	94	21	73	306	91	215
Other borrowings and liabilities	(18)	(21)	3	(23)	(30)	7
Total interest expense	389	24	365	1,102	127	975
Net interest income	$86	$73	$13	$408	$523	$(115)
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

11	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2018 and 2017.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Interchange fees, net	$714	$662	$2,080	$1,908
Service charges and other customer-related fees	410	414	1,233	1,203
Net securities gains (losses)	(196)	68	(189)	64
Other non-interest income:
Mortgage banking revenue	151	50	629	160
Treasury and other investment income	16	35	62	85
Other	81	56	193	157
Total other non-interest income	248	141	884	402
Total non-interest income	$1,176	$1,285	$4,008	$3,577
Non-interest income decreased by $109 million to $1.2 billion in the third quarter of 2018 compared to the third quarter of 2017 primarily driven by an impairment charge as a result of repositioning our investment securities portfolio, partially offset by the net gains from the sales of exited businesses.
Non-interest income increased by $431 million to $4.0 billion in the first nine months of 2018 compared to the first nine months of 2017 primarily driven by:

•	the net gains from the sales of exited businesses including sale of substantially all of our consumer home loan portfolio; and

•	an increase in net interchange fees primarily due to higher purchase volume.
These drivers are partially offset by an impairment charge as a result of repositioning our investment securities portfolio.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses, and the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.3 billion and $4.2 billion in the third quarter and first nine months of 2018, respectively, compared to $1.8 billion and $5.6 billion in the third quarter and first nine months of 2017, respectively. The provision for credit losses as a percentage of net interest income was 21.9% and 24.7% in the third quarter and first nine months of 2018, respectively, compared to 32.2% and 33.8% in the third quarter and first nine months of 2017, respectively.
Our provision for credit losses decreased by $565 million in the third quarter of 2018 compared to the third quarter of 2017, and decreased by $1.4 billion in the first nine months of 2018 compared to the first nine months of 2017, primarily driven by allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends.
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

12	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2018 and 2017.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Salaries and associate benefits	$1,432	$1,524	$4,382	$4,378
Occupancy and equipment	515	471	1,508	1,416
Marketing	504	379	1,343	1,210
Professional services	275	297	719	823
Communications and data processing	311	294	934	871
Amortization of intangibles	44	61	131	184
Other non-interest expense:
Bankcard, regulatory and other fee assessments	147	156	381	438
Collections	105	93	317	266
Fraud losses	88	89	274	245
Other	352	203	781	584
Total other non-interest expense	692	541	1,753	1,533
Total non-interest expense	$3,773	$3,567	$10,770	$10,415
Non-interest expense increased by $206 million to $3.8 billion in the third quarter of 2018 compared to the third quarter of 2017, and increased by $355 million to $10.8 billion in the first nine months of 2018 compared to the first nine months of 2017, primarily due to a legal reserve build and increased marketing expense.
Income Taxes
We recorded income tax provisions of $420 million (21.9% effective income tax rate) and $1.3 billion (21.6% effective income tax rate) in the third quarter and first nine months of 2018, respectively, compared to $448 million (28.3% effective income tax rate) and $1.2 billion (28.8% effective income tax rate) in the third quarter and first nine months of 2017, respectively.
The decrease in our effective income tax rate in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 was primarily due to the federal statutory tax rate decrease from 35% to 21% as a result of the Tax Act, partially offset by higher income relative to our tax credits and higher non-deductible expenses.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes” in our 2017 Form 10-K.

13	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $2.8 billion to $362.9 billion as of September 30, 2018 from December 31, 2017 primarily attributable to a decrease in loans held for investment driven by the sale of substantially all of our consumer home loan portfolio and expected seasonal paydowns in our domestic credit card loan portfolio, partially offset by an increase in investment securities and growth in our commercial, auto and domestic credit card loan portfolios.
Total liabilities decreased by $4.7 billion to $312.3 billion as of September 30, 2018 from December 31, 2017 primarily driven by a decrease in our Federal Home Loan Banks (“FHLB”) advances outstanding, which are included in other debt, partially offset by deposit growth in our Consumer Banking business.
Stockholders’ equity increased by $1.9 billion to $50.6 billion as of September 30, 2018 from December 31, 2017 primarily due to our net income of $4.8 billion in the first nine months of 2018. This driver was partially offset by:

•	treasury stock purchases and dividend payments to our stockholders; and

•	unrealized losses on our available for sale securities and cash flow hedges included in accumulated other comprehensive loss primarily driven by higher interest rates.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2018. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing the liquidity requirements of the Company, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% and 95% of our total investment securities as of September 30, 2018 and December 31, 2017, respectively.
The fair value of our available for sale securities portfolio increased by $9.7 billion to $47.4 billion as of September 30, 2018 from December 31, 2017 primarily due to a one-time transfer of held to maturity securities to available for sale as a result of our adoption of ASU No. 2017-12. The fair value of our held to maturity securities portfolio increased by $4.5 billion to $33.9 billion as of September 30, 2018 from December 31, 2017 primarily driven by purchases in the second quarter of 2018 as we invested a portion of the proceeds from the sale of the substantial majority of our consumer home loan portfolio into securities, partially offset by the one-time transfer to available for sale.

14	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of September 30, 2018 and December 31, 2017.
Table 6: Investment Securities

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,012	$6,008	$5,168	$5,171
RMBS:
Agency	34,134	32,996	26,013	25,678
Non-agency	1,495	1,869	1,722	2,114
Total RMBS	35,629	34,865	27,735	27,792
Agency CMBS	5,008	4,923	3,209	3,175
Other ABS	277	275	513	512
Other securities(1)	1,319	1,313	1,003	1,005
Total investment securities available for sale	$48,245	$47,384	$37,628	$37,655

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
U.S. Treasury securities	—	—	$200	$200
Agency RMBS	$31,265	$30,663	24,980	25,395
Agency CMBS	3,366	3,237	3,804	3,842
Total investment securities held to maturity	$34,631	$33,900	$28,984	$29,437
__________

(1)	Includes primarily supranational bonds and foreign government bonds.
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. We categorize the credit ratings of our investment securities based on the credit ratings issued by Standard & Poor’s Ratings Services (“S&P”) as of September 30, 2018 and the lower of the credit ratings issued by S&P and Moody’s Investors Service (“Moody’s”) as of December 31, 2017.
Approximately 97% and 96% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of September 30, 2018 and December 31, 2017, respectively, while approximately 2% and 3% was below investment grade as of September 30, 2018 and December 31, 2017, respectively.

15	Capital One Financial Corporation (COF)

Table 7 provides information on the credit ratings of our non-agency RMBS, other ABS and other securities in our portfolio as of September 30, 2018 and December 31, 2017.
Table 7: Non-Agency Investment Securities Credit Ratings

	September 30, 2018				December 31, 2017
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade/Not Rated(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade/Not Rated(1)
Non-agency RMBS	$1,869	—	5%	95%	$2,114	—	3%	97%
Other ABS	275	57%	—	43	512	100%	—	—
Other securities	1,313	88	12	—	1,005	71	19	10
__________

(1)
Includes investment securities that were not rated by S&P as of September 30, 2018 and investment securities not rated by S&P or Moody’s as of December 31, 2017. There were no new additions nor downgrades to other ABS in the first nine months of 2018.

For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 8 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balances as of September 30, 2018 and December 31, 2017.
Table 8: Loans Held for Investment

	September 30, 2018			December 31, 2017
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$110,685	$5,520	$105,165	$114,762	$5,648	$109,114
Consumer Banking	59,329	1,043	58,286	75,078	1,242	73,836
Commercial Banking	68,747	656	68,091	64,575	611	63,964
Other	—	—	—	58	1	57
Total	$238,761	$7,219	$231,542	$254,473	$7,502	$246,971
Loans held for investment decreased by $15.7 billion to $238.8 billion as of September 30, 2018 from December 31, 2017 primarily driven by the sale of substantially all of our consumer home loan portfolio and expected seasonal paydowns in our domestic credit card loan portfolio, partially offset by growth in our commercial, auto and domestic credit card loan portfolios.
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

16	Capital One Financial Corporation (COF)

Table 9 provides the composition of our primary sources of funding as of September 30, 2018 and December 31, 2017.
Table 9: Funding Sources Composition

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:(1)
Consumer Banking	$196,635	66%	$185,842	61%
Commercial Banking	30,474	10	33,938	11
Other	20,086	7	23,922	8
Total deposits	247,195	83	243,702	80
Securitized debt obligations	18,649	6	20,010	7
Other debt	33,556	11	40,271	13
Total funding sources	$299,400	100%	$303,983	100%
__________

(1)	Includes brokered deposits of $21.1 billion and $25.1 billion as of September 30, 2018 and December 31, 2017, respectively.
Total deposits increased by $3.5 billion to $247.2 billion as of September 30, 2018 from December 31, 2017 primarily driven by growth in our deposit products that are offered to both existing and new customers in our Consumer Banking business.
Securitized debt obligations decreased by $1.4 billion to $18.6 billion as of September 30, 2018 from December 31, 2017, as debt maturities exceeded issuances during the first nine months of 2018.
Other debt decreased by $6.7 billion to $33.6 billion as of September 30, 2018 from December 31, 2017 primarily driven by a decrease in our FHLB advances outstanding.
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

17	Capital One Financial Corporation (COF)

authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed presentation of our business segment results may not be comparable to similar information provided by other financial services companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP.
We summarize our business segment results for the third quarter and first nine months of 2018 and 2017 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2018 compared to December 31, 2017. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 10 summarizes our business segment results, which we report based on revenue and net income from continuing operations, for the third quarter and first nine months of 2018 and 2017.
Table 10: Business Segment Results

	Three Months Ended September 30,
	2018				2017
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,489	65%	$1,040	69%	$4,305	62%	$572	50%
Consumer Banking	1,791	26	482	32	1,841	26	316	28
Commercial Banking(3)(4)	728	10	204	14	739	11	179	16
Other(3)(4)	(46)	(1)	(225)	(15)	100	1	70	6
Total	$6,962	100%	$1,501	100%	$6,985	100%	$1,137	100%

	Nine Months Ended September 30,
	2018				2017
	Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,184	63%	$2,670	56%	$12,558	62%	$1,396	47%
Consumer Banking	5,364	26	1,447	30	5,314	26	840	28
Commercial Banking(3)(4)	2,209	10	702	15	2,215	11	538	18
Other(3)(4)	306	1	(58)	(1)	137	1	205	7
Total	$21,063	100%	$4,761	100%	$20,224	100%	$2,979	100%
________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income for our business segments and the Other category is based on income from continuing operations, net of tax.

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

(4)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $30 million and $86 million in revenue in our Commercial Banking business in the third quarter and first nine months of 2018, respectively, with an offsetting impact to the Other category.

18	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $1.0 billion and $2.7 billion in the third quarter and first nine months of 2018, respectively, and $572 million and $1.4 billion in the third quarter and first nine months of 2017, respectively.
Table 11 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 11: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$3,596	$3,440	5%		$10,550	$10,080	5%
Non-interest income	893	865	3		2,634	2,478	6
Total net revenue(1)	4,489	4,305	4		13,184	12,558	5
Provision for credit losses	1,031	1,466	(30)		3,658	4,580	(20)
Non-interest expense	2,103	1,961	7		6,046	5,808	4
Income from continuing operations before income taxes	1,355	878	54		3,480	2,170	60
Income tax provision	315	306	3		810	774	5
Income from continuing operations, net of tax	$1,040	$572	82		$2,670	$1,396	91
Selected performance metrics:
Average loans held for investment(2)	$109,510	$102,545	7		$108,968	$101,258	8
Average yield on loans held for investment(3)	15.79%	15.58%	21	bps	15.37%	15.24%	13	bps
Total net revenue margin(4)	16.40	16.79	(39)		16.13	16.54	(41)
Net charge-offs	$1,137	$1,155	(2)%		$3,774	$3,682	2%
Net charge-off rate	4.15%	4.51%	(36	)bps	4.62%	4.85%	(23	)bps
Purchase volume(5)	$97,469	$84,505	15%		$281,406	$240,781	17%

(Dollars in millions, except as noted)	September 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment(2)	$110,685	$114,762	(4)%
30+ day performing delinquency rate	3.78%	3.98%	(20	)bps
30+ day delinquency rate	3.80	3.99	(19)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for loan and lease losses	$5,520	$5,648	(2)%
Allowance coverage ratio	4.99%	4.92%	7	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $305 million and $949 million in the third quarter and first nine months of 2018, respectively, and by $356 million and $990 million in the third quarter and first nine months of 2017, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $425 million and $491 million as of September 30, 2018 and December 31, 2017, respectively.

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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, and changes in financial condition and credit performance between September 30, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income increased by $156 million to $3.6 billion in the third quarter of 2018 and increased by $470 million to $10.6 billion in the first nine months of 2018 primarily driven by loan growth in our Domestic Card business, including loans obtained in the Cabela’s acquisition.

•
Non-Interest Income: Non-interest income increased by $28 million to $893 million in the third quarter of 2018 and increased by $156 million to $2.6 billion in the first nine months of 2018 primarily driven by an increase in net interchange fees primarily due to higher purchase volume.

•
Provision for Credit Losses: The provision for credit losses decreased by $435 million to $1.0 billion in the third quarter of 2018 and decreased by $922 million to $3.7 billion in the first nine months of 2018 primarily driven by allowance releases in our domestic credit card loan portfolio due to improvements in credit trends.

•
Non-Interest Expense: Non-interest expense increased by $142 million to $2.1 billion in the third quarter of 2018 and increased by $238 million to $6.0 billion in the first nine months of 2018 primarily driven by higher marketing and operating expenses associated with loan growth and continued investments in technology and infrastructure.

•
Loans Held for Investment: Period-end loans held for investment decreased by $4.1 billion to $110.7 billion as of September 30, 2018 from December 31, 2017 as expected seasonal paydowns more than offset growth in our domestic credit card loan portfolio.

Average loans held for investment increased by $7.0 billion to $109.5 billion in the third quarter of 2018 compared to the third quarter of 2017 and increased by $7.7 billion to $109.0 billion in the first nine months of 2018 compared to the first nine months of 2017 primarily due to growth in our domestic credit card loan portfolio largely driven by loans obtained in the Cabela’s acquisition.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 36 basis points to 4.15% in the third quarter of 2018 compared to the third quarter of 2017 and decreased by 23 basis points to 4.62% in the first nine months of 2018 compared to the first nine months of 2017 primarily driven by favorability realized from portfolio seasoning.

The 30+ day delinquency rate decreased by 19 basis points to 3.80% as of September 30, 2018 from December 31, 2017 primarily driven by improvements in credit trends in our domestic credit card loan portfolio.
Domestic Card Business
Domestic Card generated net income from continuing operations of $966 million and $2.5 billion in the third quarter and first nine months of 2018, respectively, compared to net income from continuing operations of $475 million and $1.2 billion in the third quarter and first nine months of 2017, respectively. In the third quarter and first nine months of 2018 and 2017, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.

20	Capital One Financial Corporation (COF)

Table 11.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 11.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$3,280	$3,132	5%		$9,617	$9,236	4%
Non-interest income	819	787	4		2,411	2,288	5
Total net revenue(1)	4,099	3,919	5		12,028	11,524	4
Provision for credit losses	950	1,417	(33)		3,424	4,381	(22)
Non-interest expense	1,890	1,754	8		5,405	5,198	4
Income from continuing operations before income taxes	1,259	748	68		3,199	1,945	64
Income tax provision	293	273	7		745	710	5
Income from continuing operations, net of tax	$966	$475	103		$2,454	$1,235	99
Selected performance metrics:
Average loans held for investment(2)	$100,566	$93,729	7		$99,970	$92,847	8
Average yield on loans held for investment(3)	15.73%	15.51%	22	bps	15.29%	15.20%	9	bps
Total net revenue margin(4)	16.30	16.72	(42)		16.04	16.55	(51)
Net charge-offs	$1,094	$1,087	1%		$3,581	$3,455	4%
Net charge-off rate	4.35%	4.64%	(29	)bps	4.78%	4.96%	(18	)bps
Purchase volume(5)	$89,205	$76,806	16%		$257,340	$219,537	17%

(Dollars in millions, except as noted)	September 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment(2)	$101,564	$105,293	(4)%
30+ day delinquency rate	3.80%	4.01%	(21	)bps
Allowance for loan and lease losses	$5,116	$5,273	(3)%
Allowance coverage ratio	5.04%	5.01%	3	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the third quarter of 2018 compared to the third quarter of 2017 and increased in the first nine months of 2018 compared to the first nine months of 2017 primarily driven by:

•	lower provision for credit losses;

•	higher net interest income primarily driven by loan growth, including loans obtained in the Cabela’s acquisition; and

•	higher non-interest income driven by an increase in net interchange fees primarily due to higher purchase volume.
These drivers were partially offset by higher non-interest expense primarily driven by higher marketing and operating expenses associated with loan growth and continued investments in technology and infrastructure.

21	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $482 million and $1.4 billion in the third quarter and first nine months of 2018, respectively, and $316 million and $840 million in the third quarter and first nine months of 2017, respectively.
Table 12 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 12: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$1,636	$1,649	(1)%		$4,860	$4,744	2%
Non-interest income	155	192	(19)		504	570	(12)
Total net revenue	1,791	1,841	(3)		5,364	5,314	1
Provision for credit losses	184	293	(37)		535	840	(36)
Non-interest expense	979	1,051	(7)		2,942	3,152	(7)
Income from continuing operations before income taxes	628	497	26		1,887	1,322	43
Income tax provision	146	181	(19)		440	482	(9)
Income from continuing operations, net of tax	$482	$316	53		$1,447	$840	72
Selected performance metrics:
Average loans held for investment:
Auto	$56,297	$52,615	7		$55,320	$50,711	9
Home loan(1)	—	19,302	**		8,377	20,211	(59)
Retail banking	2,923	3,446	(15)		3,144	3,473	(9)
Total consumer banking	$59,220	$75,363	(21)		$66,841	$74,395	(10)
Average yield on loans held for investment(2)	8.03%	6.79%	124	bps	7.36%	6.61%	75	bps
Average deposits	$194,687	$185,072	5%		$191,942	$185,336	4%
Average deposits interest rate	1.00%	0.62%	38	bps	0.89%	0.60%	29	bps
Net charge-offs	$262	$276	(5)%		$683	$726	(6)%
Net charge-off rate	1.77%	1.47%	30	bps	1.36%	1.30%	6	bps
Auto loan originations	$6,643	$7,043	(6)%		$20,345	$21,521	(5)%

22	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment:
Auto	$56,422	$53,991	5%
Home loan(1)	—	17,633	**
Retail banking	2,907	3,454	(16)
Total consumer banking	$59,329	$75,078	(21)
30+ day performing delinquency rate	6.01%	4.76%	125	bps
30+ day delinquency rate	6.61	5.34	127
Nonperforming loan rate	0.72	0.78	(6)
Nonperforming asset rate(3)	0.82	0.91	(9)
Allowance for loan and lease losses	$1,043	$1,242	(16)%
Allowance coverage ratio	1.76%	1.65%	11	bps
Deposits	$196,635	$185,842	6%
__________

(1)
In the first nine months of 2018, we sold substantially all of our consumer home loan portfolio and the related servicing. The impact of the sales is reflected in the Other category for the three and nine months ended September 30, 2018.

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
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, and changes in financial condition and credit performance between September 30, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income remained substantially flat at $1.6 billion in the third quarter of 2018 and increased by $116 million to $4.9 billion in the first nine months of 2018 primarily driven by growth in our auto loan portfolio and higher deposit volumes and margins in our retail banking business, partially offset by the sale of substantially all of our consumer home loan portfolio.

Consumer Banking loan yield increased by 124 basis points to 8.03% and increased by 75 basis points to 7.36% in the third quarter and first nine months of 2018, respectively, compared to the third quarter and first nine months of 2017 primarily driven by:

◦	changes in product mix as a result of the sale of substantially all of our consumer home loan portfolio; and

◦	higher yields as a result of higher interest rates.

•
Non-Interest Income: Non-interest income decreased by $37 million to $155 million in the third quarter of 2018 and decreased by $66 million to $504 million in the first nine months of 2018 primarily driven by:

◦	lower mortgage banking revenue as a result of our decision to cease new originations of home loan lending products in the fourth quarter of 2017; and

◦	a mortgage representation and warranty reserve release in the first quarter of 2017.

•
Provision for Credit Losses: The provision for credit losses decreased by $109 million to $184 million in the third quarter of 2018 and decreased by $305 million to $535 million in the first nine months of 2018 primarily driven by allowance releases in our auto loan portfolio largely due to improvements in credit trends.

23	Capital One Financial Corporation (COF)

•
Non-Interest Expense: Non-interest expense decreased by $72 million to $979 million in the third quarter of 2018 and decreased by $210 million to $2.9 billion in the first nine months of 2018 primarily driven by:

◦
lower operating expenses due to our decision to cease new originations of home loan lending products in the fourth quarter of 2017 and the sale of substantially all of our consumer home loan portfolio in the third quarter and first nine months of 2018; and

◦	operating efficiencies in our retail banking business.
These drivers were largely offset by higher operating expenses driven by growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $15.7 billion to $59.3 billion as of September 30, 2018 from December 31, 2017, and average loans held for investment decreased by $16.1 billion to $59.2 billion in the third quarter of 2018 compared to the third quarter of 2017 and decreased by $7.6 billion to $66.8 billion in the first nine months of 2018 compared to the first nine months of 2017. These decreases were primarily driven by the sale of substantially all of our consumer home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $10.8 billion to $196.6 billion as of September 30, 2018 from December 31, 2017 as a result of strong growth in our deposit products that are offered to both existing and new customers.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 30 basis points to 1.77% in the third quarter of 2018 compared to the third quarter of 2017, and increased by 6 basis points to 1.36% in the first nine months of 2018 compared to the first nine months of 2017. These increases were primarily driven by lower loan balances due to the sale of substantially all of our consumer home loan portfolio, partially offset by improvements in credit trends in our auto loan portfolio.

The 30+ day delinquency rate increased by 127 basis points to 6.61% as of September 30, 2018 from December 31, 2017 primarily driven by lower loan balances due to the sale of substantially all of our consumer home loan portfolio, partially offset by growth in our auto loan portfolio.
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
Our Commercial Banking business generated net income from continuing operations of $204 million and $702 million in the third quarter and first nine months of 2018, respectively, and $179 million and $538 million in the third quarter and first nine months of 2017, respectively.

24	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 13: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2018	2017	Change		2018	2017	Change
Selected income statement data:
Net interest income	$539	$560	(4)%		$1,624	$1,695	(4)%
Non-interest income	189	179	6		585	520	13
Total net revenue(1)(2)	728	739	(1)		2,209	2,215	—
Provision for credit losses(3)	54	63	(14)		74	201	(63)
Non-interest expense	408	394	4		1,220	1,166	5
Income from continuing operations before income taxes	266	282	(6)		915	848	8
Income tax provision	62	103	(40)		213	310	(31)
Income from continuing operations, net of tax	$204	$179	14		$702	$538	30
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$28,354	$27,703	2		$27,406	$27,235	1
Commercial and industrial	39,318	39,723	(1)		38,754	39,804	(3)
Total commercial lending	67,672	67,426	—		66,160	67,039	(1)
Small-ticket commercial real estate	364	433	(16)		378	453	(17)
Total commercial banking	$68,036	$67,859	—		$66,538	$67,492	(1)
Average yield on loans held for investment(1)(4)	4.55%	3.98%	57	bps	4.38%	3.81%	57	bps
Average deposits	$31,061	$33,197	(6)%		$32,679	$33,890	(4)%
Average deposits interest rate	0.79%	0.42%	37	bps	0.65%	0.37%	28	bps
Net charge-offs	$27	$163	(83)%		$39	$322	(88)%
Net charge-off rate	0.16%	0.96%	(80	)bps	0.08%	0.64%	(56	)bps

(Dollars in millions, except as noted)	September 30, 2018	December 31, 2017	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$29,064	$26,150	11%
Commercial and industrial	39,325	38,025	3
Total commercial lending	68,389	64,175	7
Small-ticket commercial real estate	358	400	(11)
Total commercial banking	$68,747	$64,575	6
Nonperforming loan rate	0.38%	0.44%	(6	)bps
Nonperforming asset rate(5)	0.41	0.52	(11)
Allowance for loan and lease losses(3)	$656	$611	7%
Allowance coverage ratio	0.95%	0.95%	—
Deposits	$30,474	$33,938	(10)%
Loans serviced for others	31,302	27,764	13
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

was a decrease of $30 million and $86 million in revenue in our Commercial Banking business in the third quarter and first nine months of 2018, respectively, with an offsetting impact to the Other category.

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $106 million and $117 million as of September 30, 2018 and December 31, 2017, respectively.

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

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, and changes in financial condition and credit performance between September 30, 2018 and December 31, 2017 include the following:

•
Net Interest Income: Net interest income decreased by $21 million to $539 million in the third quarter of 2018 and decreased by $71 million to $1.6 billion in the first nine months of 2018 primarily driven by the impact of the reduction of the federal tax rate set forth in the Tax Act on revenue presented on a taxable-equivalent basis, partially offset by the change to include the tax benefit of losses on certain tax-advantaged investments.

•
Non-Interest Income: Non-interest income increased by $10 million to $189 million in the third quarter of 2018 and increased by $65 million to $585 million in the first nine months of 2018 primarily driven by higher revenue in our capital markets and agency businesses.

•
Provision for Credit Losses: The provision for credit losses decreased by $9 million to $54 million in the third quarter of 2018 and decreased by $127 million to $74 million in the first nine months of 2018 primarily driven by elevated charge-offs in the third quarter and first nine months of 2017 in our taxi medallion and oil and gas lending portfolios.

•
Non-Interest Expense: Non-interest expense increased by $14 million to $408 million in the third quarter of 2018 and increased by $54 million to $1.2 billion in the first nine months of 2018 driven by higher operating expenses associated with continued investments in technology and other business initiatives.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.2 billion to $68.7 billion as of September 30, 2018 from December 31, 2017 primarily driven by growth across our commercial loan portfolios.

Average loans held for investment remained flat at $68.0 billion in the third quarter of 2018. Average loans held for investment decreased by $954 million to $66.5 billion in the first nine months of 2018 compared to the first nine months of 2017 primarily due to:

◦	paydowns in our commercial and industrial loan portfolios; and

◦	charge-offs in, and the subsequent sale of, the substantial majority of our taxi medallion lending portfolio.

•	Deposits: Period-end deposits decreased by $3.5 billion to $30.5 billion as of September 30, 2018 from December 31, 2017 primarily due to the impact of a rising interest rate environment.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 80 basis points to 0.16% in the third quarter of 2018 compared to the third quarter of 2017 and decreased by 56 basis points to 0.08% in the first nine months of 2018 compared to the first nine months of 2017 primarily driven by elevated charge-offs in the third quarter and first nine months of 2017 in our taxi medallion and oil and gas lending portfolios.

The nonperforming loan rate decreased by 6 basis points to 0.38% as of September 30, 2018 from December 31, 2017 primarily driven by paydowns in our oil and gas lending portfolio.

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

•	offsets related to certain line-item reclassifications; and

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
Table 14 summarizes the financial results of our Other category for the periods indicated.
Table 14: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Selected income statement data:
Net interest income	$15	$51	(71)%	$21	$128	(84)%
Non-interest income	(61)	49	**	285	9	**
Total net revenue (loss)(1)(2)	(46)	100	**	306	137	123
Provision (benefit) for credit losses	(1)	11	**	(49)	4	**
Non-interest expense	283	161	76	562	289	94
Loss from continuing operations before income taxes	(328)	(72)	**	(207)	(156)	33
Income tax benefit	(103)	(142)	(27)	(149)	(361)	(59)
Income (loss) from continuing operations, net of tax	$(225)	$70	**	$(58)	$205	**
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

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $30 million and $86 million in revenue in our Commercial Banking business in the third quarter and first nine months of 2018, respectively, with an offsetting impact to the Other category.

**	Not meaningful.
Net loss from continuing operations recorded in the Other category was $225 million and $58 million in the third quarter and first nine months of 2018, respectively, compared to net income of $70 million and $205 million in the third quarter and first nine months of 2017, respectively.
The loss in the third quarter of 2018 and the first nine months of 2018 was primarily driven by:

•	an impairment charge as a result of repositioning our investment securities portfolio; and

•	a legal reserve build.
These drivers were partially offset by the net gains from the sales of exited businesses including the sale of substantially all of our consumer home loan portfolio as well as lower operating expenses due to elevated restructuring activities in the third quarter of 2017.

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

28	Capital One Financial Corporation (COF)

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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10% or more of total assets or (ii) $1 billion or more. As of September 30, 2018, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
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

Table 15 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of September 30, 2018 and December 31, 2017.
Table 15: Capital Ratios under Basel III(1)(2)

	September 30, 2018			December 31, 2017
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	11.2%	4.5%	N/A	10.3%	4.5%	N/A
Tier 1 capital(4)	12.8	6.0	6.0%	11.8	6.0	6.0%
Total capital(5)	15.2	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(6)	10.6	4.0	N/A	9.9	4.0	N/A
Supplementary leverage(7)	9.0	3.0	N/A	8.4	N/A	N/A
COBNA:
Common equity Tier 1 capital(3)	15.6	4.5	6.5	14.3	4.5	6.5
Tier 1 capital(4)	15.6	6.0	8.0	14.3	6.0	8.0
Total capital(5)	17.9	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(6)	14.0	4.0	5.0	12.7	4.0	5.0
Supplementary leverage(7)	11.5	3.0	N/A	10.4	N/A	N/A
CONA:
Common equity Tier 1 capital(3)	13.0	4.5	6.5	12.2	4.5	6.5
Tier 1 capital(4)	13.0	6.0	8.0	12.2	6.0	8.0
Total capital(5)	14.2	8.0	10.0	13.4	8.0	10.0
Tier 1 leverage(6)	9.1	4.0	5.0	8.6	4.0	5.0
Supplementary leverage(7)	8.0	3.0	N/A	7.7	N/A	N/A
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

(2)
Ratios as of September 30, 2018 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2018 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both September 30, 2018 and December 31, 2017.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios.The capital conservation buffer requirement is being phased in over a transition period that commenced on January 1, 2016 and will be fully phased-in on January 1, 2019. The capital conservation buffer is 1.875% in 2018.
For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% (once fully phased-in) composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of September 30, 2018, the countercyclical capital buffer is zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective

30	Capital One Financial Corporation (COF)

twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date. The countercyclical capital buffer, if set to an amount greater than zero percent, would be subject to the same transition period as the capital conservation buffer, which commenced on January 1, 2016.
For 2018, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 6.375%, 7.875% and 9.875%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of September 30, 2018, the Company and each of the Banks were all above the applicable combined thresholds.
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
Capital Planning and Regulatory Stress Testing
On April 5, 2018, we submitted our capital plan to the Federal Reserve as part of the 2018 Comprehensive Capital Analysis and Review (“CCAR”) cycle. On June 28, 2018, the Federal Reserve informed us that they had “no objection” to our CCAR 2018 Capital Plan submission. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock beginning in the third quarter of 2018 through the end of the second quarter of 2019. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K.
Dividend Policy and Stock Purchases
In the first nine months of 2018, we declared and paid common stock dividends of $587 million, or $1.20 per share, and preferred stock dividends of $185 million.The following table summarizes the dividends declared and paid per share on our various preferred stock series in the first nine months of 2018.

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
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of September 30, 2018, funds available for dividend payments from COBNA and CONA were $3.0 billion and $1.7 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2018 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $1.2 billion of shares of common stock beginning in the third quarter of 2018 through the end of the second quarter of 2019. During the third quarter of 2018, we repurchased approximately $569 million of shares of our common stock under the 2018 Stock Repurchase Program.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2017 Form 10-K.

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

32	Capital One Financial Corporation (COF)

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
Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. We sold substantially all of our consumer home loan portfolio and the related servicing during the first nine months of 2018. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2017 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2018 and December 31, 2017. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.4 billion and $971 million as of September 30, 2018 and December 31, 2017, respectively.

33	Capital One Financial Corporation (COF)

Table 17: Loans Held for Investment Portfolio Composition

	September 30, 2018		December 31, 2017
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$101,564	42.6%	$105,293	41.4%
International card businesses	9,121	3.8	9,469	3.7
Total credit card	110,685	46.4	114,762	45.1
Consumer Banking:
Auto	56,422	23.6	53,991	21.2
Home loan	—	—	17,633	6.9
Retail banking	2,907	1.2	3,454	1.4
Total consumer banking	59,329	24.8	75,078	29.5
Commercial Banking:
Commercial and multifamily real estate	29,064	12.2	26,150	10.3
Commercial and industrial	39,325	16.5	38,025	14.9
Total commercial lending	68,389	28.7	64,175	25.2
Small-ticket commercial real estate	358	0.1	400	0.2
Total commercial banking	68,747	28.8	64,575	25.4
Other loans	—	—	58	—
Total loans held for investment	$238,761	100.0%	$254,473	100.0%
Commercial Loans
Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2018 and December 31, 2017. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 18: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2018	December 31, 2017
Real estate	41%	41%
Finance and insurance	15	13
Healthcare	12	14
Business services	5	5
Public administration	4	4
Oil and gas	4	4
Educational services	4	4
Retail trade	3	3
Construction and land	3	3
Other	9	9
Total	100%	100%

34	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of September 30, 2018 and December 31, 2017.
Table 19: Credit Score Distribution

(Percentage of portfolio)	September 30, 2018	December 31, 2017
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	67%	66%
660 or below	33	34
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	50%	51%
621-660	19	18
620 or below	31	31
Total	100%	100%
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

35	Capital One Financial Corporation (COF)

typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”
Table 20 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2018 and December 31, 2017.
Table 20: 30+ Day Delinquencies

	September 30, 2018				December 31, 2017
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,864	3.80%	$3,864	3.80%	$4,219	4.01%	$4,219	4.01%
International card businesses	324	3.55	338	3.70	344	3.64	359	3.80
Total credit card	4,188	3.78	4,202	3.80	4,563	3.98	4,578	3.99
Consumer Banking:
Auto	3,540	6.27	3,880	6.88	3,513	6.51	3,840	7.11
Home loan	—	—	—	—	35	0.20	123	0.70
Retail banking	23	0.80	45	1.54	26	0.76	47	1.35
Total consumer banking	3,563	6.01	3,925	6.61	3,574	4.76	4,010	5.34
Commercial Banking:
Commercial and multifamily real estate	21	0.07	23	0.08	69	0.26	107	0.41
Commercial and industrial	54	0.14	155	0.39	18	0.05	158	0.42
Total commercial lending	75	0.11	178	0.26	87	0.14	265	0.41
Small-ticket commercial real estate	2	0.55	6	1.83	1	0.21	7	1.55
Total commercial banking	77	0.11	184	0.27	88	0.14	272	0.42
Other loans	—	—	—	—	2	3.28	4	6.29
Total	$7,828	3.28	$8,311	3.48	$8,227	3.23	$8,864	3.48
__________

(1)
Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including purchased credit-impaired (“PCI”) loans as applicable.

Table 21 presents our 30+ day delinquent loans, by aging and geography, as of September 30, 2018 and December 31, 2017.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30-59 days	$3,772	1.58%	$3,945	1.55%
60-89 days	2,197	0.92	2,166	0.85
> 90 days	2,342	0.98	2,753	1.08
Total	$8,311	3.48%	$8,864	3.48%
Geographic region:
Domestic	$7,973	3.34%	$8,505	3.34%
International	338	0.14	359	0.14
Total	$8,311	3.48%	$8,864	3.48%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.

36	Capital One Financial Corporation (COF)

Table 22 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of September 30, 2018 and December 31, 2017. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,903	1.72%	$2,221	1.94%
Commercial banking	5	0.01	12	0.02
Total	$1,908	0.80	$2,233	0.88
Geographic region:
Domestic	$1,790	0.78	$2,105	0.86
International	118	1.30	128	1.35
Total	$1,908	0.80	$2,233	0.88
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
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
Table 23 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2018 and December 31, 2017. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

37	Capital One Financial Corporation (COF)

Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$20	0.22%	$24	0.25%
Total credit card	20	0.02	24	0.02
Consumer Banking:
Auto	396	0.70	376	0.70
Home loan	—	—	176	1.00
Retail banking	33	1.13	35	1.00
Total consumer banking	429	0.72	587	0.78
Commercial Banking:
Commercial and multifamily real estate	37	0.13	38	0.15
Commercial and industrial	217	0.55	239	0.63
Total commercial lending	254	0.37	277	0.43
Small-ticket commercial real estate	5	1.65	7	1.65
Total commercial banking	259	0.38	284	0.44
Other loans	—	—	4	7.71
Total nonperforming loans held for investment(3)	$708	0.30	$899	0.35
Other nonperforming assets:(4)
Foreclosed property	$21	0.01	$88	0.03
Other assets	58	0.02	65	0.03
Total other nonperforming assets	79	0.03	153	0.06
Total nonperforming assets	$787	0.33	$1,052	0.41
__________

(1)
We recognized interest income for loans classified as nonperforming of $35 million and $38 million in the first nine months of 2018 and 2017, respectively. Interest income foregone related to nonperforming loans was $44 million and $43 million in the first nine months of 2018 and 2017, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)
Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.52% and 0.60% as of September 30, 2018 and December 31, 2017, respectively.

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
Table 24 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2018 and 2017.
Table 24: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$1,094	4.35%	$1,087	4.64%	$3,581	4.78%	$3,455	4.96%
International card businesses	43	1.92	68	3.08	193	2.85	227	3.60
Total credit card(2)	1,137	4.15	1,155	4.51	3,774	4.62	3,682	4.85
Consumer Banking:
Auto	243	1.73	257	1.96	633	1.53	671	1.77
Home loan	—	—	1	0.02	(1)	(0.02)	5	0.03
Retail banking	19	2.62	18	2.10	51	2.18	50	1.91
Total consumer banking	262	1.77	276	1.47	683	1.36	726	1.30
Commercial Banking:
Commercial and multifamily real estate	2	0.04	0	(0.01)	2	0.01	2	0.01
Commercial and industrial	25	0.25	163	1.64	37	0.13	319	1.07
Total commercial lending	27	0.16	163	0.97	39	0.08	321	0.64
Small-ticket commercial real estate	0	0.56	0	0.12	0	(0.02)	1	0.33
Total commercial banking	27	0.16	163	0.96	39	0.08	322	0.64
Other loans	(1)	**	12	86.90	6	34.08	4	9.20
Total net charge-offs	$1,425	2.41	$1,606	2.61	$4,502	2.48	$4,734	2.60
Average loans held for investment	$236,766		$245,822		$242,369		$243,205
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)
In August 2018, we accelerated charge-off recognition for certain domestic credit card accounts where the cardholder is deceased. This acceleration led to a one-time increase in net charge-offs of approximately $32 million, increasing the net charge-off rate for total credit card and domestic credit card by approximately 12 basis points and 13 basis points, respectively, for the third quarter of 2018, and 4 basis points for both total credit card and domestic credit card for the first nine months of 2018.

**	Not meaningful.
Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

39	Capital One Financial Corporation (COF)

Table 25 presents our recorded investment of loans modified in TDRs as of September 30, 2018 and December 31, 2017, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 25: Troubled Debt Restructurings

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$855	48.6%	$812	36.9%
Consumer banking:
Auto	348	19.8	481	21.9
Home loan	—	—	192	8.7
Retail banking	33	1.9	37	1.7
Total consumer banking	381	21.7	710	32.3
Commercial banking	521	29.7	679	30.8
Total	$1,757	100.0%	$2,201	100.0%
Status of TDRs:
Performing	$1,541	87.7%	$1,850	84.1%
Nonperforming	216	12.3	351	15.9
Total	$1,757	100.0%	$2,201	100.0%
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
Impaired loans totaled $1.9 billion and $2.4 billion as of September 30, 2018 and December 31, 2017, respectively. These amounts include TDRs of $1.8 billion and $2.2 billion as of September 30, 2018 and December 31, 2017, respectively. We provide additional

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
Table 26 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2018 and 2017, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

41	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of June 30, 2018	$5,260	$364	$5,624	$1,060	$60	$1,120	$624	—	$7,368
Charge-offs	(1,403)	(125)	(1,528)	(447)	(22)	(469)	(48)	$1	(2,044)
Recoveries	309	82	391	204	3	207	21	—	619
Net charge-offs	(1,094)	(43)	(1,137)	(243)	(19)	(262)	(27)	1	(1,425)
Provision (benefit) for loan and lease losses	950	81	1,031	168	17	185	60	(1)	1,275
Allowance build (release) for loan and lease losses	(144)	38	(106)	(75)	(2)	(77)	33	—	(150)
Other changes(1)	—	2	2	—	—	—	(1)	—	1
Balance as of September 30, 2018	5,116	404	5,520	985	58	1,043	656	—	7,219
Reserve for unfunded lending commitments:
Balance as of June 30, 2018	—	—	—	—	5	5	112	—	117
Benefit for losses on unfunded lending commitments	—	—	—	—	(1)	(1)	(6)	—	(7)
Balance as of September 30, 2018	—	—	—	—	4	4	106	—	110
Combined allowance and reserve as of September 30, 2018	$5,116	$404	$5,520	$985	$62	$1,047	$762	$—	$7,329

	Nine Months Ended September 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan(2)	Retail Banking	Total Consumer Banking	Commercial Banking	Other(2)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(4,649)	(383)	(5,032)	(1,250)	—	(64)	(1,314)	(76)	(7)	(6,429)
Recoveries	1,068	190	1,258	617	1	13	631	37	1	1,927
Net charge-offs	(3,581)	(193)	(3,774)	(633)	1	(51)	(683)	(39)	(6)	(4,502)
Provision (benefit) for loan and lease losses	3,424	234	3,658	499	(6)	45	538	85	(49)	4,232
Allowance build (release) for loan and lease losses	(157)	41	(116)	(134)	(5)	(6)	(145)	46	(55)	(270)
Other changes(1)(2)	—	(12)	(12)	—	(53)	(1)	(54)	(1)	54	(13)
Balance as of September 30, 2018	5,116	404	5,520	985	—	58	1,043	656	—	7,219
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Benefit for losses on unfunded lending commitments	—	—	—	—	—	(3)	(3)	(11)	—	(14)
Balance as of September 30, 2018	—	—	—	—	—	4	4	106	—	110
Combined allowance and reserve as of September 30, 2018	$5,116	$404	$5,520	$985	$—	$62	$1,047	$762	$—	$7,329

42	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2017	$4,825	$385	$5,210	$1,066	$59	$74	$1,199	$758	$3	$7,170
Charge-offs	(1,351)	(120)	(1,471)	(411)	(2)	(22)	(435)	(168)	(36)	(2,110)
Recoveries	264	52	316	154	1	4	159	5	24	504
Net charge-offs	(1,087)	(68)	(1,155)	(257)	(1)	(18)	(276)	(163)	(12)	(1,606)
Provision for loan and lease losses	1,417	49	1,466	274	3	15	292	75	11	1,844
Allowance build (release) for loan and lease losses	330	(19)	311	17	2	(3)	16	(88)	(1)	238
Other changes(1)	—	13	13	—	(2)	—	(2)	(1)	—	10
Balance as of September 30, 2017	5,155	379	5,534	1,083	59	71	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of June 30, 2017	—	—	—	—	—	7	7	132	—	139
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	(12)	—	(11)
Balance as of September 30, 2017	—	—	—	—	—	8	8	120	—	128
Combined allowance and reserve as of September 30, 2017	$5,155	$379	$5,534	$1,083	$59	$79	$1,221	$789	$2	$7,546

	Nine Months Ended September 30, 2017
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,229	$377	$4,606	$957	$65	$80	$1,102	$793	$2	$6,503
Charge-offs	(4,289)	(355)	(4,644)	(1,119)	(9)	(61)	(1,189)	(334)	(36)	(6,203)
Recoveries	834	128	962	448	4	11	463	12	32	1,469
Net charge-offs	(3,455)	(227)	(3,682)	(671)	(5)	(50)	(726)	(322)	(4)	(4,734)
Provision for loan and lease losses	4,381	199	4,580	797	1	41	839	210	4	5,633
Allowance build (release) for loan and lease losses	926	(28)	898	126	(4)	(9)	113	(112)	—	899
Other changes(1)	—	30	30	—	(2)	—	(2)	(12)	—	16
Balance as of September 30, 2017	5,155	379	5,534	1,083	59	71	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	—	—	—	—	—	7	7	129	—	136
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	1	1	(9)	—	(8)
Balance as of September 30, 2017	—	—	—	—	—	8	8	120	—	128
Combined allowance and reserve as of September 30, 2017	$5,155	$379	$5,534	$1,083	$59	$79	$1,221	$789	$2	$7,546
__________

(1)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(2)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. The impact of these actions included a benefit for credit losses of $46 million which is reflected in the Other category.

(3)	Includes the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

43	Capital One Financial Corporation (COF)

Table 27 presents the allowance coverage ratios as of September 30, 2018 and December 31, 2017.
Table 27: Allowance Coverage Ratios

	September 30, 2018	December 31, 2017
Total allowance coverage ratio	3.02%	2.95%
Allowance coverage ratios by loan category:(1)
Credit card (30+ day delinquent loans)	131.35	123.36
Consumer banking (30+ day delinquent loans)	26.58	30.95
Commercial banking (nonperforming loans)	252.89	215.14
__________

(1)
Allowance coverage ratios by loan category are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category.

Our allowance for loan and lease losses decreased by $283 million to $7.2 billion as of September 30, 2018 compared to December 31, 2017 primarily driven by allowance releases in our domestic credit card and auto loan portfolios largely due to improvements in credit trends.
The allowance coverage ratio increased by 7 basis points to 3.02% as of September 30, 2018 from December 31, 2017 primarily driven by lower loan balances largely due to the sale of substantially all of our consumer home loan portfolio, partially offset by allowance releases in our domestic credit card and auto loan portfolios.

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
Table 28 below presents the composition of our liquidity reserves as of September 30, 2018 and December 31, 2017.
Table 28: Liquidity Reserves

(Dollars in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$10,882	$14,040
Investment securities portfolio:
Investment securities available for sale, at fair value	47,384	37,655
Investment securities held to maturity, at fair value	33,900	29,437
Total investment securities portfolio	81,284	67,092
FHLB borrowing capacity secured by loans	11,065	20,927
Outstanding FHLB advances and letters of credit secured by loans	(2,203)	(9,115)
Investment securities encumbered for Public Funds and others	(6,309)	(8,619)
Total liquidity reserves	$94,719	$84,325
Our liquidity reserves increased by $10.4 billion to $94.7 billion as of September 30, 2018 from December 31, 2017 primarily driven by a decrease in our FHLB advances outstanding as well as an increase in our investment securities portfolio. The increase in our investment securities portfolio and the decrease in our FHLB borrowing capacity secured by loans were primarily due to the sale of substantially all of our consumer home loan portfolio in the first nine months of 2018. See “MD&A—Risk Management” in our 2017 Form 10-K for additional information on our management of liquidity risk.

44	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Banking Agencies. The LCR Rule requires us to calculate our LCR daily and to publicly disclose, on a quarterly basis, our LCR, certain related quantitative liquidity metrics, and a qualitative discussion of our LCR. Our LCR during the third quarter of 2018 exceeded the LCR requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances. As of September 30, 2018, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $20.4 billion, of which $18.2 billion was still available to us to borrow. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $104 million and $360 million as of September 30, 2018 and December 31, 2017, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $5.5 billion as of September 30, 2018. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.3 billion and $1.2 billion as of September 30, 2018 and December 31, 2017, respectively.
Funding
Our primary source of funding comes from deposits, which provide a stable and relatively low cost of funds. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations and brokered deposits, as well as federal funds purchased and securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheet Analysis—Funding Sources Composition” for additional information on our primary sources of funding.
Deposits
Table 29 provides a comparison of average balances, interest expense and average deposit interest rates for the three and nine months ended September 30, 2018 and 2017.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$37,485	$61	0.64%	$44,055	$57	0.52%
Saving deposits(2)	149,484	422	1.12	143,023	247	0.69
Time deposits less than $100,000	25,350	156	2.44	21,769	91	1.66
Total interest-bearing core deposits	212,319	639	1.19	208,847	395	0.75
Time deposits of $100,000 or more	8,846	42	1.90	3,836	15	1.52
Foreign deposits	266	—	0.45	454	—	0.38
Total interest-bearing deposits	$221,431	$681	1.23	$213,137	$410	0.77

45	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2018			2017
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$39,957	$179	0.60%	$45,041	$168	0.50%
Saving deposits(2)	148,957	1,135	1.02	144,458	706	0.65
Time deposits less than $100,000	25,416	436	2.29	20,000	230	1.54
Total interest-bearing core deposits	214,330	1,750	1.09	209,499	1,104	0.70
Time deposits of $100,000 or more	6,726	91	1.81	3,531	40	1.49
Foreign deposits	344	1	0.42	478	1	0.39
Total interest-bearing deposits	$221,400	$1,842	1.11	$213,508	$1,145	0.72
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of both September 30, 2018 and December 31, 2017. See “Part I—Item 1. Business—Supervision and Regulation” in our 2017 Form 10-K for additional information. We provide additional information on the composition of deposits under “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances, increased by $1.1 billion to $1.6 billion as of September 30, 2018 from December 31, 2017.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $9.1 billion to $50.6 billion as of September 30, 2018 from December 31, 2017, primarily driven by a decrease in our FHLB advances outstanding and maturities in our securitized debt obligations.
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions the three and nine months ended September 30, 2018 and 2017.
Table 30: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Securitized debt obligations(1)	$0	$2,474	$998	$3,750
Senior and subordinated notes	0	1,300	1,500	1,328
FHLB advances	750	14,625	251	3,602
Total	$750	$18,399	$2,749	$8,680

46	Capital One Financial Corporation (COF)

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Securitized debt obligations(1)	$1,000	$5,474	$2,248	$7,233
Senior and subordinated notes	5,250	7,800	4,100	2,804
FHLB advances	750	20,025	8,858	24,066
Total	$7,000	$33,299	$15,206	$34,103
__________

(1)	Includes $2.5 billion of securitized debt assumed in the Cabela’s acquisition for the third quarter and first nine months of 2017.
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2018 and December 31, 2017.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2018			December 31, 2017
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of October 31, 2018, S&P and Fitch Ratings (“Fitch”) have us on a stable outlook, Moody’s affirmed our senior unsecured long-term debt credit ratings and revised our outlook from negative to stable.

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

47	Capital One Financial Corporation (COF)

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
We measure our total exposure from non-dollar-denominated intercompany borrowings to our international businesses by regularly tracking the value of the loans made to our foreign operations and the associated forward foreign currency derivative contracts we use to hedge them. We apply a 1% U.S. dollar appreciation shock against these exposures to measure the impact to our consolidated statements of income from foreign exchange transaction risk. The intercompany borrowings to our international businesses were 772 million GBP and 741 million GBP as of September 30, 2018 and December 31, 2017, respectively, and 6.2 billion CAD and 6.4 billion CAD as of September 30, 2018 and December 31, 2017, respectively.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations, the largest of which is in our U.K. and Canadian operations. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.7 billion GBP and 1.6 billion GBP as of September 30, 2018 and December 31, 2017, respectively, and 1.2 billion CAD and 1.0 billion CAD as of September 30, 2018 and December 31, 2017, respectively.
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
For further information on our customer-related trading exposures, see “Note 9—Derivative Instruments and Hedging Activities.”

48	Capital One Financial Corporation (COF)

Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions. Derivatives are the primary tools that we use for managing interest rate and foreign exchange risk. Use of derivatives is included in our current market risk management policies. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $212.5 billion as of September 30, 2018 from $196.6 billion as of December 31, 2017 primarily driven by an increase in our customer accommodation activities.
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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. As interest rates have increased in 2018, we have incorporated a 150 basis points decline scenario into our interest rate sensitivity analysis. We use this 150 basis points decrease as our largest magnitude declining interest rate scenario and in scenarios where a 150 basis points decline would result in a rate less than 0%, we assume a rate of 0%.
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

49	Capital One Financial Corporation (COF)

Our current economic value of equity sensitivity profile demonstrates that our economic value of equity generally decreases as interest rates increase indicating that the economic value of our assets and derivative positions is more sensitive to interest rate changes than our liabilities.
Table 32 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of September 30, 2018 and December 31, 2017.
Table 32: Interest Rate Sensitivity Analysis

	September 30, 2018	December 31, 2017
Estimated impact on projected baseline net interest income:
+200 basis points	0.0%	(0.8)%
+100 basis points	0.2	(0.3)
+50 basis points	0.2	0.0
–50 basis points	(0.4)	(0.3)
–100 basis points	(1.1)	(1.3)
–150 basis points	(2.3)	N/A
Estimated impact on economic value of equity:
+200 basis points	(8.0)	(7.5)
+100 basis points	(3.7)	(3.1)
+50 basis points	(1.6)	(1.2)
–50 basis points	0.9	0.1
–100 basis points	0.8	(1.5)
–150 basis points	(1.0)	N/A
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

SUPERVISION AND REGULATION
On September 23, 2018, an amendment to the California Consumer Privacy Act of 2018 (the “CCPA”), which was passed on June 28, 2018 and explained in our Quarterly Report on Form 10-Q for the period ended June 30, 2018, became law. The amendment expanded the exemptions from the CCPA, including by stating that the CCPA does not apply to personal information collected, processed, sold, or disclosed pursuant to the federal Gramm-Leach-Bliley Act or the California Financial Information Privacy Act. Under the amendment, the California Attorney General has an additional six months, until July 1, 2020, to adopt regulations

50	Capital One Financial Corporation (COF)

to further the purpose of the title, and cannot bring any enforcement actions until six months after publication of its final regulations or July 1, 2020, whichever is sooner.
Canada
In August 2018, the Government of Canada announced new voluntary commitments from Visa Canada and MasterCard Canada, which will take effect when the original commitments end in 2020. As part of their new commitments, Visa and Mastercard will further reduce interchange fees for consumer credit cards by approximately 10 basis points to an annual average effective rate of 1.4% for a period of five years. Visa and Mastercard will also narrow the range of interchange rates (lowest vs. highest fee) charged to businesses.
We provide additional information on our Supervision and Regulation in our 2017 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and our Quarterly Reports on Form 10-Q for the period ended March 31, 2018 and for the period ended June 30, 2018 under “MD&A—Supervision and Regulation.”

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
general economic and business conditions in the U.S., the U.K., Canada or our local markets, including conditions affecting employment levels, interest rates, tariffs, collateral values, consumer income, credit worthiness and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

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

•	the amount and rate of deposit growth;

•	our ability to execute on our strategic and operational plans;

•	our restructuring activities or other charges;

51	Capital One Financial Corporation (COF)

•	our response to competitive pressures;

•	changes in retail distribution strategies and channels, including the emergence of new technologies and product delivery systems;

•	the success of our marketing efforts in attracting and retaining customers;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

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
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions, except as noted)	September 30, 2018	December 31, 2017
Tangible Common Equity (Period-End)
Stockholders’ equity	$50,638	$48,730
Goodwill and intangible assets(1)	(14,945)	(15,106)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$31,333	$29,264
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$50,768	$50,710
Goodwill and intangible assets(1)	(14,982)	(15,223)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$31,426	$31,127
Tangible Assets (Period-End)
Total assets	$362,909	$365,693
Goodwill and intangible assets(1)	(14,945)	(15,106)
Tangible assets	$347,964	$350,587
Tangible Assets (Quarterly Average)
Total assets	$360,937	$363,045
Goodwill and intangible assets(1)	(14,982)	(15,223)
Tangible assets	$345,955	$347,822
Non-GAAP Ratio
TCE(2)	9.0%	8.3%
Capital Ratios(3)
Common equity Tier 1 capital(4)	11.2%	10.3%
Tier 1 capital(5)	12.8	11.8
Total capital(6)	15.2	14.4
Tier 1 leverage(7)	10.6	9.9
Supplementary leverage(8)	9.0	8.4
Regulatory Capital Metrics
Risk-weighted assets(9)	$288,694	$292,225
Adjusted average assets(7)	346,297	348,424
Total leverage exposure(8)	408,238	407,832

53	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2018	December 31, 2017
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$48,154	$45,296
Adjustments:
AOCI(10)(11)	(1,877)	(808)
Goodwill, net of related deferred tax liabilities	(14,345)	(14,380)
Intangible assets, net of related deferred tax liabilities(11)	(284)	(330)
Other	817	258
Common equity Tier 1 capital	32,465	30,036
Tier 1 capital instruments	4,360	4,360
Additional Tier 1 capital adjustments	1	—
Tier 1 capital	36,826	34,396
Tier 2 capital instruments	3,468	3,865
Qualifying allowance for loan and lease losses	3,653	3,701
Tier 2 capital	7,121	7,566
Total capital	$43,947	$41,962
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated by dividing the period-end TCE by period-end tangible assets.

(3)
Ratios as of September 30, 2018 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2018 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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
Bass Pro acquisition: On October 5, 2018, we completed the acquisition of the Bass Pro co-brand credit card portfolio.
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
Credit risk: The risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

55	Capital One Financial Corporation (COF)

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
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

56	Capital One Financial Corporation (COF)

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

57	Capital One Financial Corporation (COF)

Return on average assets: Calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.
Return on average common equity: Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; and (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
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
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FHFA: Federal Housing Finance Agency
FHLB: Federal Home Loan Banks
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act

59	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

60	Capital One Financial Corporation (COF)

61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2018	2017	2018	2017
Interest income:
Loans, including loans held for sale	$6,247	$5,960	$18,370	$17,255
Investment securities	593	431	1,584	1,280
Other	55	29	174	83
Total interest income	6,895	6,420	20,128	18,618
Interest expense:
Deposits	681	410	1,842	1,145
Securitized debt obligations	127	85	358	236
Senior and subordinated notes	288	194	828	522
Other borrowings	13	31	45	68
Total interest expense	1,109	720	3,073	1,971
Net interest income	5,786	5,700	17,055	16,647
Provision for credit losses	1,268	1,833	4,218	5,625
Net interest income after provision for credit losses	4,518	3,867	12,837	11,022
Non-interest income:
Interchange fees, net	714	662	2,080	1,908
Service charges and other customer-related fees	410	414	1,233	1,203
Net securities gains (losses)	(196)	68	(189)	64
Other	248	141	884	402
Total non-interest income	1,176	1,285	4,008	3,577
Non-interest expense:
Salaries and associate benefits	1,432	1,524	4,382	4,378
Occupancy and equipment	515	471	1,508	1,416
Marketing	504	379	1,343	1,210
Professional services	275	297	719	823
Communications and data processing	311	294	934	871
Amortization of intangibles	44	61	131	184
Other	692	541	1,753	1,533
Total non-interest expense	3,773	3,567	10,770	10,415
Income from continuing operations before income taxes	1,921	1,585	6,075	4,184
Income tax provision	420	448	1,314	1,205
Income from continuing operations, net of tax	1,501	1,137	4,761	2,979
Income (loss) from discontinued operations, net of tax	1	(30)	(7)	(26)
Net income	1,502	1,107	4,754	2,953
Dividends and undistributed earnings allocated to participating securities	(9)	(8)	(32)	(21)
Preferred stock dividends	(53)	(52)	(185)	(185)
Net income available to common stockholders	$1,440	$1,047	$4,537	$2,747
Basic earnings per common share:
Net income from continuing operations	$3.01	$2.22	$9.40	$5.73
Loss from discontinued operations	0.00	(0.06)	(0.01)	(0.05)
Net income per basic common share	$3.01	$2.16	$9.39	$5.68
Diluted earnings per common share:
Net income from continuing operations	$2.99	$2.20	$9.33	$5.68
Loss from discontinued operations	0.00	(0.06)	(0.01)	(0.05)
Net income per diluted common share	$2.99	$2.14	$9.32	$5.63
Dividends declared and paid per common share	$0.40	$0.40	$1.20	$1.20

See Notes to Consolidated Financial Statements.
62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$1,502	$1,107	$4,754	$2,953
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(23)	10	(673)	195
Net changes in securities held to maturity	8	26	441	72
Net unrealized losses on cash flow hedges	(81)	(17)	(512)	(38)
Foreign currency translation adjustments	13	38	(4)	86
Other	(1)	4	(2)	12
Other comprehensive income (loss), net of tax	(84)	61	(750)	327
Comprehensive income	$1,418	$1,168	$4,004	$3,280

See Notes to Consolidated Financial Statements.
63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,547	$4,458
Interest-bearing deposits and other short-term investments	6,335	9,582
Total cash and cash equivalents	10,882	14,040
Restricted cash for securitization investors	746	312
Investment securities:
Securities available for sale	47,384	37,655
Securities held to maturity	34,631	28,984
Total investment securities	82,015	66,639
Loans held for investment:
Unsecuritized loans held for investment	204,796	218,806
Loans held in consolidated trusts	33,965	35,667
Total loans held for investment	238,761	254,473
Allowance for loan and lease losses	(7,219)	(7,502)
Net loans held for investment	231,542	246,971
Loans held for sale, at lower of cost or fair value	1,402	971
Premises and equipment, net	4,149	4,033
Interest receivable	1,518	1,536
Goodwill	14,513	14,533
Other assets	16,142	16,658
Total assets	$362,909	$365,693

Liabilities:
Interest payable	$391	$413
Deposits:
Non-interest-bearing deposits	24,839	26,404
Interest-bearing deposits	222,356	217,298
Total deposits	247,195	243,702
Securitized debt obligations	18,649	20,010
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	384	576
Senior and subordinated notes	31,291	30,755
Other borrowings	1,881	8,940
Total other debt	33,556	40,271
Other liabilities	12,480	12,567
Total liabilities	312,271	316,963
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both September 30, 2018 and December 31, 2017)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 666,908,695 and 661,724,927 shares issued as of September 30, 2018 and December 31, 2017, respectively, 473,656,501 and 485,525,340 shares outstanding as of September 30, 2018 and December 31, 2017, respectively)	7	7
Additional paid-in capital, net	31,978	31,656
Retained earnings	34,883	30,700
Accumulated other comprehensive loss	(1,877)	(926)
Treasury stock, at cost (par value $.01 per share; 193,252,194 and 176,199,587 shares as of September 30, 2018 and December 31, 2017, respectively)	(14,353)	(12,707)
Total stockholders’ equity	50,638	48,730
Total liabilities and stockholders’ equity	$362,909	$365,693

See Notes to Consolidated Financial Statements.
64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						4,754	(750)		4,004
Dividends—common stock			31,034	0	3	(587)			(584)
Dividends—preferred stock						(185)			(185)
Purchases of treasury stock								(1,646)	(1,646)
Issuances of common stock and restricted stock, net of forfeitures			3,568,766	0	137				137
Exercises of stock options and warrants			1,583,968	0	38				38
Compensation expense for restricted stock awards, restricted stock units and stock options					144				144
Balance as of September 30, 2018	4,475,000	$0	666,908,695	$7	$31,978	$34,883	$(1,877)	$(14,353)	$50,638

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Operating activities:
Income from continuing operations, net of tax	$4,761	$2,979
Loss from discontinued operations, net of tax	(7)	(26)
Net income	4,754	2,953
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,218	5,625
Depreciation and amortization, net	1,721	1,719
Deferred tax provision (benefit)	149	(321)
Net securities losses (gains)	189	(64)
Gain on sales of loans	(539)	(42)
Stock-based compensation expense	153	164
Other	(51)	(4)
Loans held for sale:
Originations and purchases	(6,285)	(6,776)
Proceeds from sales and paydowns	5,707	6,387
Changes in operating assets and liabilities:
Changes in interest receivable	18	(47)
Changes in other assets	(118)	781
Changes in interest payable	(22)	(27)
Changes in other liabilities	(856)	(198)
Net change from discontinued operations	0	(59)
Net cash from operating activities	9,038	10,091
Investing activities:
Securities available for sale:
Purchases	(11,136)	(9,565)
Proceeds from paydowns and maturities	5,839	5,493
Proceeds from sales	3,512	5,793
Securities held to maturity:
Purchases	(16,373)	(4,731)
Proceeds from paydowns and maturities	1,839	1,894
Loans:
Net changes in loans held for investment	9,646	(7,690)
Principal recoveries of loans previously charged off	1,927	1,469
Net purchases of premises and equipment	(669)	(776)
Net cash from acquisition activities	0	(3,220)
Net cash from other investing activities	(456)	(412)
Net cash from investing activities	(5,871)	(11,745)

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Financing activities:
Deposits and borrowings:
Changes in deposits	$3,667	$2,268
Issuance of securitized debt obligations	997	2,991
Maturities and paydowns of securitized debt obligations	(2,248)	(7,233)
Issuance of senior and subordinated notes and long-term FHLB advances	5,977	27,784
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(12,958)	(26,871)
Changes in other borrowings	914	(210)
Common stock:
Net proceeds from issuances	137	124
Dividends paid	(584)	(585)
Preferred stock:
Dividends paid	(185)	(185)
Purchases of treasury stock	(1,646)	(236)
Proceeds from share-based payment activities	38	102
Net cash from financing activities	(5,891)	(2,051)
Changes in cash, cash equivalents and restricted cash for securitization investors	(2,724)	(3,705)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	14,352	12,493
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$11,628	$8,788
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$779	$449
Securitized debt obligations assumed in acquisition	0	2,484
Interest paid	2,881	2,080
Income tax paid	375	779

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2018, our principal subsidiaries included:

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Adopted Accounting Standards
Accounting Implications of the Tax Cuts and Jobs Act
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU codifies into existing U.S. GAAP the SEC Staff views expressed in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This guidance addresses situations where an entity’s accounting for the income tax effects of the Tax Act is incomplete upon issuance of the entity’s financial statements for the reporting period in which the Tax Act was enacted. In accordance with this guidance, we included certain provisional amounts for these effects in our consolidated financial statements as of and for the year ended December 31, 2017. See “MD&A—Accounting Changes and Developments” in our 2017 Form 10-K for more information. Excluding our accounting for the repatriation tax, we have completed our accounting for the income tax effects of the Tax Act. We continue to assess regulatory guidance and other information related to the repatriation tax, and expect to finalize our assessment and record any required adjustments to the related provisional amounts by December 2018. We did not have any significant measurement period adjustments in the three or nine months ended September 30, 2018.
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
Recently Issued but Not Yet Adopted Accounting Standards
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This guidance is effective for us on January 1, 2020, with early adoption permitted, using either the retrospective or prospective method of adoption. We are currently evaluating the impact of adopting this standard.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. There is no change for accounting for securities held at a discount. Under the existing guidance, the premium is generally amortized as an adjustment to interest income over the contractual life of the debt security. This guidance is effective for us on January 1, 2019, with early adoption permitted, using the modified retrospective method of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and plan to adopt the standard on its effective date.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this ASU is intended to reduce the cost and complexity of testing goodwill for impairment by eliminating the second step from the current goodwill impairment test. Under the existing guidance, the first step compares a reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting. Under the new guidance, any impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. This guidance is effective for us on January 1, 2020, with early adoption permitted, using the prospective method of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and plan to adopt the standard on its effective date.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize right of use assets and lease liabilities on their consolidated balance sheets and disclose key information about all their leasing arrangements, with certain practical expedients. This guidance is effective for us on January 1, 2019, with early adoption permitted. We plan to adopt the standard on its effective date using the modified retrospective method of adoption without restating prior periods. We also expect to elect the practical expedients which provide that entities need not reassess whether existing contracts contain a lease, lease classification of existing leases, or the treatment of initial direct costs on existing leases. We are currently in the process of completing our review of lease contracts, evaluating other contracts for potential embedded leases, implementing a new lease accounting and administration software solution, and establishing new processes and internal controls.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BUSINESS DEVELOPMENTS AND DISCONTINUED OPERATIONS
Business Developments
Consumer Home Loan Portfolio Sale
We sold the substantial majority of our consumer home loan portfolio and the related servicing in the second quarter of 2018, and transferred the remaining consumer home loan portfolio of $398 million to loans held for sale as of June 30, 2018. These actions resulted in a net gain of approximately $400 million in the second quarter of 2018, including a benefit for credit losses of $46 million, which was reflected in the Other category. In the third quarter of 2018, we sold substantially all of the remaining consumer home loan portfolio and recognized a gain of $99 million in the Other category.
Restructuring Activities
We periodically initiate restructuring activities to support business strategies and enhance our overall operational efficiency. These restructuring activities have primarily consisted of exiting certain business locations and activities as well as the realignment of resources supporting various businesses, including the decisions within our Consumer Banking business to cease new originations of home loan lending products in the fourth quarter of 2017, to sell our online retail brokerage business in the first quarter of 2018 and to sell substantially all of our consumer home loan portfolio in the second and third quarters of 2018. The charges incurred as a result of these restructuring activities have primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, which are included in salaries and associate benefits within non-interest expense in our consolidated statements of income, as well as impairment of certain assets related to business locations and activities being exited, which are generally included in occupancy and equipment within non-interest expense.
There was no restructuring charge recognized in the third quarter of 2018. For the nine months ended September 30, 2018, we recognized restructuring charges of $34 million, which are reflected in the Other category of our business segment results. We had a liability of $20 million associated with restructuring activities, which is recorded in other liabilities on our consolidated balance sheets as of September 30, 2018. We recognized restructuring charges of $108 million for both the three and nine months ended September 30, 2017. As of September 30, 2018, our online retail brokerage business had liabilities held for sale primarily consisting of customer deposits of $1.5 billion. When the transaction closes, we will transfer these customer deposits and an equal cash amount to the third-party purchaser.
Discontinued Operations
Our discontinued operations consist of the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint, both of which were acquired as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition in December 2006. Although the manufactured housing operations were sold to a third party in 2004 prior to our acquisition of North Fork, we acquired certain retained interests and obligations related to those operations as part of the acquisition. Separately, in the third quarter of 2007 we closed the mortgage origination operations of the wholesale mortgage banking unit. The results of both the wholesale banking unit and the manufactured housing operations have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statements of income. Income from discontinued operations, net of tax, was $1 million in the third quarter of 2018, compared to a loss of $30 million in the third quarter of 2017. Loss from discontinued operations, net of tax, was $7 million and $26 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had no significant continuing involvement in the operations of our wholesale mortgage banking unit.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% and 95% of our total investment securities as of September 30, 2018 and December 31, 2017, respectively.
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. See “Note 1—Summary of Significant Accounting Policies” and “Note 10—Stockholders’ Equity” for more information.
The table below presents an overview of our investment securities portfolio as of September 30, 2018 and December 31, 2017.
Table 3.1: Overview of Investment Securities Portfolio

(Dollars in millions)	September 30, 2018	December 31, 2017
Securities available for sale, at fair value	$47,384	$37,655
Securities held to maturity, at carrying value	34,631	28,984
Total investment securities	$82,015	$66,639

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2018 and December 31, 2017.
Table 3.2: Investment Securities Available for Sale

	September 30, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,012	$24	$(28)	$6,008
RMBS:
Agency	34,134	32	(1,170)	32,996
Non-agency	1,495	375	(1)	1,869
Total RMBS	35,629	407	(1,171)	34,865
Agency CMBS	5,008	9	(94)	4,923
Other ABS	277	0	(2)	275
Other securities(2)	1,319	4	(10)	1,313
Total investment securities available for sale	$48,245	$444	$(1,305)	$47,384

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,168	$11	$(8)	$5,171
RMBS:
Agency	26,013	67	(402)	25,678
Non-agency	1,722	393	(1)	2,114
Total RMBS	27,735	460	(403)	27,792
Agency CMBS	3,209	10	(44)	3,175
Other ABS	513	0	(1)	512
Other securities(2)	1,003	4	(2)	1,005
Total investment securities available for sale	$37,628	$485	$(458)	$37,655
__________

(1)	Includes non-credit-related OTTI that is recorded in AOCI of $1 million as of both September 30, 2018 and December 31, 2017. Substantially all of this amount is related to non-agency RMBS.

(2)	Includes primarily supranational bonds and foreign government bonds.
The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of September 30, 2018 and December 31, 2017. In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. These securities had $535 million pre-tax ($407 million after-tax) of unrealized losses in AOCI prior to the transfer. See “Note 10—Stockholders’ Equity” for more information.
Table 3.3: Investment Securities Held to Maturity

	September 30, 2018
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$31,511	$(246)	$31,265	$112	$(714)	$30,663
Agency CMBS	3,380	(14)	3,366	6	(135)	3,237
Total investment securities held to maturity	$34,891	$(260)	$34,631	$118	$(849)	$33,900

	December 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200	$0	$200	$0	$0	$200
Agency RMBS	25,741	(761)	24,980	565	(150)	25,395
Agency CMBS	3,882	(78)	3,804	70	(32)	3,842
Total investment securities held to maturity	$29,823	$(839)	$28,984	$635	$(182)	$29,437

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017.
Table 3.4: Securities in a Gross Unrealized Loss Position

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$732	$(12)	$329	$(16)	$1,061	$(28)
RMBS:
Agency	13,960	(471)	13,717	(699)	27,677	(1,170)
Non-agency	19	0	15	(1)	34	(1)
Total RMBS	13,979	(471)	13,732	(700)	27,711	(1,171)
Agency CMBS	2,246	(47)	1,053	(47)	3,299	(94)
Other ABS	65	(1)	128	(1)	193	(2)
Other securities	751	(7)	132	(3)	883	(10)
Total investment securities available for sale in a gross unrealized loss position	$17,773	$(538)	$15,374	$(767)	$33,147	$(1,305)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,031	$(8)	$0	$0	$2,031	$(8)
RMBS:
Agency	8,192	(67)	13,175	(335)	21,367	(402)
Non-agency	10	0	10	(1)	20	(1)
Total RMBS	8,202	(67)	13,185	(336)	21,387	(403)
Agency CMBS	880	(8)	1,236	(36)	2,116	(44)
Other ABS	130	0	95	(1)	225	(1)
Other securities	371	(2)	0	0	371	(2)
Total investment securities available for sale in a gross unrealized loss position	$11,614	$(85)	$14,516	$(373)	$26,130	$(458)

As of September 30, 2018, the amortized cost of approximately 1,380 securities available for sale exceeded their fair value by $1.3 billion, of which $767 million related to securities that had been in a loss position for 12 months or longer. As of September 30, 2018, the carrying value of approximately 450 securities classified as held to maturity exceeded their fair value by $849 million.

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of September 30, 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 3.5: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2018
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$446	$770	$4,792	$0	$6,008
RMBS(1):
Agency	6	27	504	32,459	32,996
Non-agency	0	0	0	1,869	1,869
Total RMBS	6	27	504	34,328	34,865
Agency CMBS(1)	10	1,845	1,492	1,576	4,923
Other ABS(1)	14	238	0	23	275
Other securities	190	591	532	0	1,313
Total securities available for sale	$666	$3,471	$7,320	$35,927	$47,384
Amortized cost of securities available for sale	$670	$3,516	$7,330	$36,729	$48,245
Weighted-average yield for securities available for sale	1.48%	2.24%	2.36%	2.78%	2.66%
Carrying value of securities held to maturity:
Agency RMBS(1)	$0	$0	$53	$31,212	$31,265
Agency CMBS(1)	0	72	388	2,906	3,366
Total securities held to maturity	$0	$72	$441	$34,118	$34,631
Fair value of securities held to maturity	$0	$72	$418	$33,410	$33,900
Weighted-average yield for securities held to maturity	0.00%	3.53%	2.83%	3.29%	3.28%
__________

(1)	As of September 30, 2018, weighted-average expected maturities of RMBS, CMBS and other ABS are 6.8 years, 5.3 years and 1.0 year, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of September 30, 2018, we had the intent to sell securities with unrealized losses of $200 million and accordingly recognized that amount as OTTI in earnings. We do not intend to sell, nor believe that we will be required to sell, any other securities prior to recovery of their amortized cost.

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
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale for the three and nine months ended September 30, 2018 and 2017. We also present the proceeds from the sale of securities available for sale for the periods indicated. We did not sell any investment securities that are classified as held to maturity.
Table 3.6: Realized Gains (Losses) on Securities and OTTI Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Realized gains (losses):
Gross realized gains	$4	$118	$12	$123
Gross realized losses	0	(49)	(1)	(54)
Net realized gains	4	69	11	69
OTTI recognized in earnings:
Credit-related OTTI	0	(1)	0	(2)
Intent-to-sell OTTI	(200)	0	(200)	(3)
Total OTTI recognized in earnings	(200)	(1)	(200)	(5)
Net securities gains (losses)	$(196)	$68	$(189)	$64
Total proceeds from sales	$2,454	$2,670	$3,512	$5,793
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $140 million and $147 million as of September 30, 2018 and 2017, respectively.
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including Federal Home Loan Banks (“FHLB”). We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $785 million and $2.8 billion as of September 30, 2018 and December 31, 2017, respectively. We also pledged securities held to maturity with a carrying value of $15.5 billion and $5.7 billion as of September 30, 2018 and December 31, 2017, respectively. We accepted pledges of securities with a fair value of $1 million as of both September 30, 2018 and December 31, 2017, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of September 30, 2018 and December 31, 2017.
Table 3.7: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	September 30, 2018	December 31, 2017
Outstanding balance	$1,860	$2,131
Carrying value	1,650	1,843

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three and nine months ended September 30, 2018.
Table 3.8: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Accretable yield, beginning of period	$768	$826
Accretion recognized in earnings	(37)	(115)
Reduction due to payoffs, disposals, transfers and other	0	(3)
Net reclassifications from nonaccretable difference	42	65
Accretable yield, end of period	$773	$773

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS
Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans and in prior periods also consisted of home loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans. We sold substantially all of our consumer home loan portfolio and the related servicing during the first nine months of 2018.
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
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of September 30, 2018 and December 31, 2017. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$97,700	$1,202	$877	$1,785	$3,864	$0	$101,564
International card businesses	8,783	136	78	124	338	0	9,121
Total credit card	106,483	1,338	955	1,909	4,202	0	110,685
Consumer Banking:
Auto	52,542	2,384	1,186	310	3,880	0	56,422
Retail banking	2,857	19	11	15	45	5	2,907
Total consumer banking	55,399	2,403	1,197	325	3,925	5	59,329
Commercial Banking:
Commercial and multifamily real estate	29,018	2	20	1	23	23	29,064
Commercial and industrial	38,835	26	25	104	155	335	39,325
Total commercial lending	67,853	28	45	105	178	358	68,389
Small-ticket commercial real estate	352	3	0	3	6	0	358
Total commercial banking	68,205	31	45	108	184	358	68,747
Other loans	0	0	0	0	0	0	0
Total loans(1)	$230,087	$3,772	$2,197	$2,342	$8,311	$363	$238,761
% of Total loans	96.37%	1.58%	0.92%	0.98%	3.48%	0.15%	100.00%

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$101,072	$1,211	$915	$2,093	$4,219	$2	$105,293
International card businesses	9,110	144	81	134	359	0	9,469
Total credit card	110,182	1,355	996	2,227	4,578	2	114,762
Consumer Banking:
Auto	50,151	2,483	1,060	297	3,840	0	53,991
Home loan	7,235	37	16	70	123	10,275	17,633
Retail banking	3,389	24	5	18	47	18	3,454
Total consumer banking	60,775	2,544	1,081	385	4,010	10,293	75,078
Commercial Banking:
Commercial and multifamily real estate	26,018	41	17	49	107	25	26,150
Commercial and industrial	37,412	1	70	87	158	455	38,025
Total commercial lending	63,430	42	87	136	265	480	64,175
Small-ticket commercial real estate	393	2	1	4	7	0	400
Total commercial banking	63,823	44	88	140	272	480	64,575
Other loans	54	2	1	1	4	0	58
Total loans(1)	$234,834	$3,945	$2,166	$2,753	$8,864	$10,775	$254,473
% of Total loans	92.29%	1.55%	0.85%	1.08%	3.48%	4.23%	100.00%
__________

(1)
Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $803 million and $773 million as of September 30, 2018 and December 31, 2017, respectively.

We pledged loan collateral of $16.5 billion and $27.3 billion to secure a portion of our FHLB borrowing capacity of $20.4 billion and $21.0 billion as of September 30, 2018 and December 31, 2017, respectively. We also pledged loan collateral of $6.7 billion and $9.1 billion to secure our Federal Reserve Discount Window borrowing capacity of $5.5 billion and $7.4 billion as of September 30, 2018 and December 31, 2017, respectively. In addition to loans pledged, we securitized a portion of our credit card loans, see “Note 6—Variable Interest Entities and Securitizations” for additional information.

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of September 30, 2018 and December 31, 2017. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2018		December 31, 2017
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,785	N/A	$2,093	N/A
International card businesses	118	$20	128	$24
Total credit card	1,903	20	2,221	24
Consumer Banking:
Auto	0	396	0	376
Home loan	0	0	0	176
Retail banking	0	33	0	35
Total consumer banking	0	429	0	587
Commercial Banking:
Commercial and multifamily real estate	$0	$37	$12	$38
Commercial and industrial	5	217	0	239
Total commercial lending	5	254	12	277
Small-ticket commercial real estate	0	5	0	7
Total commercial banking	5	259	12	284
Other loans	0	0	0	4
Total	$1,908	$708	$2,233	$899
% of Total loans held for investment	0.80%	0.30%	0.88%	0.35%

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our credit card loan portfolio as of September 30, 2018 and December 31, 2017.
Table 4.3: Credit Card Risk Profile by Geographic Region

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,012	9.9%	$11,475	10.0%
Texas	7,699	7.0	7,847	6.8
New York	7,049	6.4	7,389	6.4
Florida	6,648	6.0	6,790	5.9
Illinois	4,520	4.1	4,734	4.1
Pennsylvania	4,313	3.9	4,550	4.0
Ohio	3,723	3.4	3,929	3.4
New Jersey	3,457	3.1	3,621	3.2
Michigan	3,381	3.1	3,523	3.1
Other	49,762	44.9	51,435	44.8
Total domestic credit card	101,564	91.8	105,293	91.7
International card businesses:
Canada	6,119	5.5	6,286	5.5
United Kingdom	3,002	2.7	3,183	2.8
Total international card businesses	9,121	8.2	9,469	8.3
Total credit card	$110,685	100.0%	$114,762	100.0%

The table below presents net charge-offs for the three and nine months ended September 30, 2018 and 2017.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card(2)	$1,094	4.35%	$1,087	4.64%	$3,581	4.78%	$3,455	4.96%
International card businesses	43	1.92	68	3.08	193	2.85	227	3.60
Total credit card(2)	$1,137	4.15	$1,155	4.51	$3,774	4.62	$3,682	4.85
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

(2)
In August 2018, we accelerated charge-off recognition for certain domestic credit card accounts where the cardholder is deceased. This acceleration led to a one-time increase in net charge-offs of approximately $32 million, increasing the net charge-off rate for total credit card and domestic credit card by approximately 12 basis points and 13 basis points, respectively, for the third quarter of 2018, and 4 basis points for both total credit card and domestic credit card for the first nine months of 2018.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio as of September 30, 2018 and December 31, 2017.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,282	12.3%	$7,040	9.4%
California	6,351	10.7	6,099	8.1
Florida	4,618	7.8	4,486	6.0
Georgia	2,709	4.6	2,726	3.6
Ohio	2,503	4.2	2,318	3.1
Louisiana	2,208	3.7	2,236	3.0
Illinois	2,190	3.7	2,181	2.9
Pennsylvania	2,167	3.7	2,014	2.7
Other	26,394	44.4	24,891	33.1
Total auto	56,422	95.1	53,991	71.9
Retail banking:
New York	856	1.5	955	1.3
Louisiana	793	1.3	953	1.3
Texas	649	1.1	717	0.9
New Jersey	197	0.3	221	0.3
Maryland	164	0.3	187	0.2
Virginia	138	0.2	154	0.2
Other	110	0.2	267	0.4
Total retail banking	2,907	4.9	3,454	4.6
Total home loan	0	0.0	17,633	23.5
Total consumer banking	$59,329	100.0%	$75,078	100.0%

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present net charge-offs in our consumer banking loan portfolio for the three and nine months ended September 30, 2018 and 2017, as well as nonperforming loans as of September 30, 2018 and December 31, 2017.
Table 4.6: Consumer Banking Net Charge-Offs and Nonperforming Loans

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$243	1.73%	$257	1.96%	$633	1.53%	$671	1.77%
Home loan	0	0.00	1	0.02	(1)	(0.02)	5	0.03
Retail banking	19	2.62	18	2.10	51	2.18	50	1.91
Total consumer banking	$262	1.77	$276	1.47	$683	1.36	$726	1.30

	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	Rate(2)	Amount	Rate(2)
Nonperforming loans:
Auto	$396	0.70%	$376	0.70%
Home loan	0	0.00	176	1.00
Retail banking	33	1.13	35	1.00
Total consumer banking	$429	0.72	$587	0.78
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of September 30, 2018 and December 31, 2017.
Table 4.7: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$16,412	56.5%	$7,768	19.8%	$221	61.7%	$24,401	35.5%
Mid-Atlantic	3,087	10.6	4,461	11.3	13	3.6	7,561	11.0
South	4,166	14.3	14,653	37.3	21	5.9	18,840	27.4
Other	5,399	18.6	12,443	31.6	103	28.8	17,945	26.1
Total	$29,064	100.0%	$39,325	100.0%	$358	100.0%	$68,747	100.0%
Internal risk rating:(2)
Noncriticized	$28,363	97.6%	$37,212	94.5%	$351	98.0%	$65,926	95.9%
Criticized performing	641	2.2	1,561	4.0	2	0.6	2,204	3.2
Criticized nonperforming	37	0.1	217	0.6	5	1.4	259	0.4
PCI loans	23	0.1	335	0.9	0	0.0	358	0.5
Total	$29,064	100.0%	$39,325	100.0%	$358	100.0%	$68,747	100.0%

	December 31, 2017
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$14,969	57.3%	$7,774	20.4%	$250	62.4%	$22,993	35.7%
Mid-Atlantic	2,675	10.2	3,922	10.3	15	3.8	6,612	10.2
South	3,719	14.2	14,739	38.8	22	5.5	18,480	28.6
Other	4,787	18.3	11,590	30.5	113	28.3	16,490	25.5
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
Internal risk rating:(2)
Noncriticized	$25,609	98.0%	$35,161	92.5%	$392	97.9%	$61,162	94.7%
Criticized performing	478	1.8	2,170	5.7	1	0.3	2,649	4.1
Criticized nonperforming	38	0.1	239	0.6	7	1.8	284	0.4
PCI loans	25	0.1	455	1.2	0	0.0	480	0.8
Total	$26,150	100.0%	$38,025	100.0%	$400	100.0%	$64,575	100.0%
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
Impaired Loans
The following table presents information on our impaired loans as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following tables.

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.8: Impaired Loans

	September 30, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$665	$0	$665	$193	$472	$653
International card businesses	190	0	190	92	98	184
Total credit card(1)	855	0	855	285	570	837
Consumer Banking:
Auto(2)	295	53	348	24	324	468
Retail banking	49	8	57	8	49	62
Total consumer banking	344	61	405	32	373	530
Commercial Banking:
Commercial and multifamily real estate	85	1	86	6	80	87
Commercial and industrial	485	78	563	79	484	623
Total commercial lending	570	79	649	85	564	710
Small-ticket commercial real estate	6	0	6	0	6	8
Total commercial banking	576	79	655	85	570	718
Total	$1,775	$140	$1,915	$402	$1,513	$2,085

	December 31, 2017
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$639	$0	$639	$208	$431	$625
International card businesses	173	0	173	84	89	167
Total credit card(1)	812	0	812	292	520	792
Consumer Banking:
Auto(2)	363	118	481	30	451	730
Home loan	192	41	233	15	218	298
Retail banking	51	10	61	8	53	66
Total consumer banking	606	169	775	53	722	1,094
Commercial Banking:
Commercial and multifamily real estate	138	2	140	13	127	143
Commercial and industrial	489	222	711	63	648	844
Total commercial lending	627	224	851	76	775	987
Small-ticket commercial real estate	7	0	7	0	7	9
Total commercial banking	634	224	858	76	782	996
Total	$2,052	$393	$2,445	$421	$2,024	$2,882

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$659	$15	$601	$16	$653	$47	$593	$47
International card businesses	186	3	160	3	182	9	150	8
Total credit card(1)	845	18	761	19	835	56	743	55
Consumer Banking:
Auto(2)	366	11	485	13	411	35	498	39
Home loan	0	0	288	2	114	1	316	4
Retail banking	59	0	60	0	60	1	59	1
Total consumer banking	425	11	833	15	585	37	873	44
Commercial Banking:
Commercial and multifamily real estate	67	1	152	1	86	2	132	3
Commercial and industrial	583	6	1,130	5	658	16	1,220	13
Total commercial lending	650	7	1,282	6	744	18	1,352	16
Small-ticket commercial real estate	5	0	8	0	6	0	7	0
Total commercial banking	655	7	1,290	6	750	18	1,359	16
Total	$1,925	$36	$2,884	$40	$2,170	$111	$2,975	$115
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	Includes certain TDRs that are recorded as other assets on our consolidated balance sheets.
Total recorded TDRs were $1.8 billion and $2.2 billion as of September 30, 2018 and December 31, 2017, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.1 billion and $1.3 billion as of September 30, 2018 and December 31, 2017, respectively. TDRs classified as performing in our commercial loan portfolio totaled $395 million and $574 million as of September 30, 2018 and December 31, 2017, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $259 million and $241 million as of September 30, 2018 and December 31, 2017, respectively.
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2018 and 2017.

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended September 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$105	100%	16.01%	0%	0	0%	$0
International card businesses	46	100	26.95	0	0	0	0
Total credit card	151	100	19.35	0	0	0	0
Consumer Banking:
Auto(3)	47	51	3.88	85	9	1	0
Retail banking	0	100	10.45	5	12	0	0
Total consumer banking	47	52	3.93	85	9	1	0
Commercial Banking:
Commercial and multifamily real estate	22	0	0.00	61	3	0	0
Commercial and industrial	50	0	0.00	13	8	0	0
Total commercial lending	72	0	0.00	28	5	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	73	0	0.00	28	5	0	0
Total	$271	65	17.26	22	8	0	$0

	Total Loans Modified(1)	Nine Months Ended September 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$314	100%	15.88%	0%	0	0%	$0
International card businesses	139	100	26.87	0	0	0	0
Total credit card	453	100	19.25	0	0	0	0
Consumer Banking:
Auto(3)	153	55	3.91	87	8	1	1
Home loan	6	28	1.78	83	214	0	0
Retail banking	6	14	11.09	48	6	0	0
Total consumer banking	165	53	3.94	86	15	1	1
Commercial Banking:
Commercial and multifamily real estate	41	0	0.00	79	5	0	0
Commercial and industrial	147	0	1.19	47	14	0	0
Total commercial lending	188	0	1.19	54	11	0	0
Small-ticket commercial real estate	3	0	0.00	0	0	0	0
Total commercial banking	191	0	1.19	53	11	0	0
Total	$809	67	16.79	30	14	0	$1

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Three Months Ended September 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$107	100%	14.51%	0%	0	0%	$0
International card businesses	41	100	26.71	0	0	0	0
Total credit card	148	100	17.85	0	0	0	0
Consumer Banking:
Auto(3)	104	35	3.78	99	5	0	0
Home loan	3	19	1.35	53	292	0	0
Retail banking	7	13	9.30	82	10	0	0
Total consumer banking	114	33	3.88	97	9	0	0
Commercial Banking:
Commercial and multifamily real estate	3	0	0.00	100	6	0	0
Commercial and industrial	202	24	0.24	96	18	0	0
Total commercial lending	205	24	0.24	96	18	0	0
Small-ticket commercial real estate	1	0	0.00	12	0	0	0
Total commercial banking	206	24	0.24	96	18	0	0
Total	$468	50	11.91	66	15	0	$0

	Total Loans Modified(1)	Nine Months Ended September 30, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$291	100%	14.25%	0%	0	0%	$0
International card businesses	124	100	26.46	0	0	0	0
Total credit card	415	100	17.90	0	0	0	0
Consumer Banking:
Auto(3)	240	44	3.83	96	6	3	7
Home loan	17	49	2.44	79	234	2	0
Retail banking	13	21	5.56	73	10	0	0
Total consumer banking	270	44	3.77	94	18	3	7
Commercial Banking:
Commercial and multifamily real estate	29	7	0.02	26	5	0	0
Commercial and industrial	483	15	0.81	59	18	0	0
Total commercial lending	512	15	0.79	57	18	0	0
Small-ticket commercial real estate	2	0	0.00	5	0	0	0
Total commercial banking	514	15	0.79	57	18	0	0
Total	$1,199	51	13.04	45	18	0	$7
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
Table 4.10: TDRs—Subsequent Defaults

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	13,983	$29	13,528	$28	44,528	$93	39,555	$79
International card businesses	15,104	25	13,015	24	44,397	78	38,201	67
Total credit card	29,087	54	26,543	52	88,925	171	77,756	146
Consumer Banking:
Auto	1,907	20	2,288	26	5,507	62	7,000	81
Home loan	0	0	5	0	3	1	24	6
Retail banking	12	2	9	1	21	2	29	4
Total consumer banking	1,919	22	2,302	27	5,531	65	7,053	91
Commercial Banking:
Commercial and multifamily real estate	1	3	0	0	1	3	0	0
Commercial and industrial	5	34	141	103	18	79	176	211
Total commercial lending	6	37	141	103	19	82	176	211
Small-ticket commercial real estate	0	0	0	0	0	0	2	1
Total commercial banking	6	37	141	103	19	82	178	212
Total	31,012	$113	28,986	$182	94,475	$318	84,987	$449

89	Capital One Financial Corporation (COF)

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2018 and 2017.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of June 30, 2018	$5,624	$1,120	$624	$0	$7,368
Charge-offs	(1,528)	(469)	(48)	1	(2,044)
Recoveries	391	207	21	0	619
Net charge-offs	(1,137)	(262)	(27)	1	(1,425)
Provision (benefit) for loan and lease losses	1,031	185	60	(1)	1,275
Allowance build (release) for loan and lease losses	(106)	(77)	33	0	(150)
Other changes(1)	2	0	(1)	0	1
Balance as of September 30, 2018	5,520	1,043	656	0	7,219
Reserve for unfunded lending commitments:
Balance as of June 30, 2018	0	5	112	0	117
Benefit for losses on unfunded lending commitments	0	(1)	(6)	0	(7)
Balance as of September 30, 2018	0	4	106	0	110
Combined allowance and reserve as of September 30, 2018	$5,520	$1,047	$762	$0	$7,329

	Nine Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking(2)	Commercial Banking	Other(2)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(5,032)	(1,314)	(76)	(7)	(6,429)
Recoveries	1,258	631	37	1	1,927
Net charge-offs	(3,774)	(683)	(39)	(6)	(4,502)
Provision (benefit) for loan and lease losses	3,658	538	85	(49)	4,232
Allowance build (release) for loan and lease losses	(116)	(145)	46	(55)	(270)
Other changes(1)(2)	(12)	(54)	(1)	54	(13)
Balance as of September 30, 2018	5,520	1,043	656	0	7,219
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Benefit for losses on unfunded lending commitments	0	(3)	(11)	0	(14)
Balance as of September 30, 2018	0	4	106	0	110
Combined allowance and reserve as of September 30, 2018	$5,520	$1,047	$762	$0	$7,329

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of June 30, 2017	$5,210	$1,199	$758	$3	$7,170
Charge-offs	(1,471)	(435)	(168)	(36)	(2,110)
Recoveries	316	159	5	24	504
Net charge-offs	(1,155)	(276)	(163)	(12)	(1,606)
Provision for loan and lease losses	1,466	292	75	11	1,844
Allowance build (release) for loan and lease losses	311	16	(88)	(1)	238
Other changes(1)	13	(2)	(1)	0	10
Balance as of September 30, 2017	5,534	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of June 30, 2017	0	7	132	0	139
Provision (benefit) for losses on unfunded lending commitments	0	1	(12)	0	(11)
Balance as of September 30, 2017	0	8	120	0	128
Combined allowance and reserve as of September 30, 2017	$5,534	$1,221	$789	$2	$7,546

	Nine Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(4,644)	(1,189)	(334)	(36)	(6,203)
Recoveries	962	463	12	32	1,469
Net charge-offs	(3,682)	(726)	(322)	(4)	(4,734)
Provision for loan and lease losses	4,580	839	210	4	5,633
Allowance build (release) for loan and lease losses	898	113	(112)	0	899
Other changes(1)	30	(2)	(12)	0	16
Balance as of September 30, 2017	5,534	1,213	669	2	7,418
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Provision (benefit) for losses on unfunded lending commitments	0	1	(9)	0	(8)
Balance as of September 30, 2017	0	8	120	0	128
Combined allowance and reserve as of September 30, 2017	$5,534	$1,221	$789	$2	$7,546
__________

(1)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(2)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing. We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. The impact of these actions included a benefit for credit losses of $46 million which is reflected in the Other category.

(3)    Includes the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of September 30, 2018 and December 31, 2017. See “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K for further discussion of allowance methodologies for each of the loan portfolios.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,235	$1,011	$571	$6,817
Asset-specific	285	32	85	402
Total allowance for loan and lease losses	$5,520	$1,043	$656	$7,219
Loans held for investment:
Collectively evaluated	$109,830	$58,936	$67,734	$236,500
Asset-specific	855	388	655	1,898
PCI loans	0	5	358	363
Total loans held for investment	$110,685	$59,329	$68,747	$238,761
Allowance coverage ratio(1)	4.99%	1.76%	0.95%	3.02%

	December 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,356	$1,158	$529	$1	$7,044
Asset-specific	292	53	76	0	421
PCI loans	0	31	6	0	37
Total allowance for loan and lease losses	$5,648	$1,242	$611	$1	$7,502
Loans held for investment:
Collectively evaluated	$113,948	$64,080	$63,237	$58	$241,323
Asset-specific	812	705	858	0	2,375
PCI loans	2	10,293	480	0	10,775
Total loans held for investment	$114,762	$75,078	$64,575	$58	$254,473
Allowance coverage ratio(1)	4.92%	1.65%	0.95%	1.72%	2.95%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2018 and 2017.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

(Dollars in millions)	Estimated Reimbursements from Loss Sharing Partners
Balance as of June 30, 2018	$392
Amounts due from partners which reduced net charge-offs	(97)
Amounts estimated to be charged to partners which reduced provision for credit losses	81
Balance as of September 30, 2018	$376

Balance as of June 30, 2017	$263
Amounts due from partners which reduced net charge-offs	(66)
Amounts estimated to be charged to partners which reduced provision for credit losses	135
Balance as of September 30, 2017	$332

(Dollars in millions)	Estimated Reimbursements from Loss Sharing Partners
Balance as of December 31, 2017	$380
Amounts due from partners which reduced net charge-offs	(286)
Amounts estimated to be charged to partners which reduced provision for credit losses	282
Balance as of September 30, 2018	$376

Balance as of December 31, 2016	$228
Amounts due from partners which reduced net charge-offs	(198)
Amounts estimated to be charged to partners which reduced provision for credit losses	302
Balance as of September 30, 2017	$332

93	Capital One Financial Corporation (COF)

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
The tables below present a summary of certain VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2018 and December 31, 2017. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,755	$19,339	$0	$0	$0
Home loan securitizations	0	0	237	101	601
Total securitization-related VIEs	33,755	19,339	237	101	601
Other VIEs:(2)
Affordable housing entities	233	11	4,071	1,260	4,071
Entities that provide capital to low-income and rural communities	1,763	122	0	0	0
Other	0	0	303	0	303
Total other VIEs	1,996	133	4,374	1,260	4,374
Total VIEs	$35,751	$19,472	$4,611	$1,361	$4,975

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,976	$20,651	$0	$0	$0
Home loan securitizations	0	0	455	390	1,057
Total securitization-related VIEs	34,976	20,651	455	390	1,057
Other VIEs:(2)
Affordable housing entities	226	10	4,175	1,284	4,175
Entities that provide capital to low-income and rural communities	1,498	129	0	0	0
Other	0	0	318	0	318
Total other VIEs	1,724	139	4,493	1,284	4,493
Total VIEs	$36,700	$20,790	$4,948	$1,674	$5,550
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets in the unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $879 million of liabilities as of September 30, 2018 and $2.2 billion of assets and $901 million of liabilities as of December 31, 2017.

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
We transfer multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into CMBS by the GSEs. We also hold RMBS, CMBS and ABS in our investment securities portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for more information related to our mortgage representation and warranty exposure. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of mortgage servicing rights (“MSRs”) and investment securities on our consolidated balance sheets. See “Note 7—Goodwill and Intangible Assets” for information related to our MSRs associated with these multifamily commercial loan securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant; we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2018 and December 31, 2017.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

		Mortgage
(Dollars in millions)	Credit Card	Option- ARM	GreenPoint HELOCs	GreenPoint Manufactured Housing
September 30, 2018:
Securities held by third-party investors	$18,649	$1,037	$33	$303
Receivables in the trust	33,965	1,072	26	305
Cash balance of spread or reserve accounts	0	8	N/A	109
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
December 31, 2017:
Securities held by third-party investors	$20,010	$1,224	$42	$508
Receivables in the trust	35,667	1,266	35	511
Cash balance of spread or reserve accounts	0	8	N/A	116
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	No	No
Credit Card Securitizations
We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. As of both September 30, 2018 and December 31, 2017, we were deemed to be the primary beneficiary, and accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option adjustable-rate mortgage (“option-ARM”) loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to these mortgage loan securitization trusts was $1.0 billion and $1.2 billion as of September 30, 2018 and December 31, 2017, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), previously sold HELOCs in whole loan sales that were subsequently securitized by third parties. GreenPoint acquired residual interests in certain of those securitization trusts. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both September 30, 2018 and December 31, 2017. We also have unfunded commitments of $3 million and $4 million related to those interests for our non-consolidated VIEs as of September 30, 2018 and December 31, 2017, respectively.
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
The unpaid principal receivables balances of these manufactured housing securitization transactions were $305 million and $511 million as of September 30, 2018 and December 31, 2017, respectively. In the fourth quarter of 2017, we entered into an agreement with the third-party servicer under which we assumed the obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions, and a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we recognized loans held for sale and a corresponding liability on our consolidated balance sheets. We recorded $75 million and $283 million of these loan receivables, with the corresponding liability, which is included as a component of other debt, as of September 30, 2018 and December 31, 2017, respectively.
We were required to fund letters of credit to cover losses on certain manufactured housing securitizations. We have the right to receive any funds remaining in the letters of credit after the securities are released. The fair value of these letters of credit are included in other assets on our consolidated balance sheets and totaled $75 million as of both September 30, 2018 and December 31, 2017. We also have credit exposure on an agreement that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations not subject to the funded letters of credit. Our expected future obligation under this agreement included in other liabilities on our consolidated balance sheets was $5 million and $10 million as of September 30, 2018 and December 31, 2017, respectively.

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2018 and 2017, we recognized amortization of $365 million and $347 million, respectively, and tax credits of $468 million and $388 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.0 billion and $3.9 billion as of September 30, 2018 and December 31, 2017, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.4 billion as of both September 30, 2018 and December 31, 2017. Predominantly all of this liability is expected to be paid from 2018 to 2020.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.1 billion and $4.2 billion as of September 30, 2018 and December 31, 2017, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.0 billion and $11.5 billion as of September 30, 2018 and December 31, 2017, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately$1.8 billion and $1.5 billion as of September 30, 2018 and December 31, 2017, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $303 million and $318 million as of September 30, 2018 and December 31, 2017, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of September 30, 2018 and December 31, 2017. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,513	N/A	$14,513
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,086	$(1,920)	166
Core deposit intangibles	1,149	(1,145)	4
Other(1)	280	(161)	119
Total intangible assets	3,515	(3,226)	289
Total goodwill and intangible assets	$18,028	$(3,226)	$14,802
Commercial MSRs(2)	$431	$(166)	$265

	December 31, 2017
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,533	N/A	$14,533
Intangible assets:
PCCR intangibles	2,105	$(1,844)	261
Core deposit intangibles	1,149	(1,133)	16
Other(1)	300	(156)	144
Total intangible assets	3,554	(3,133)	421
Total goodwill and intangible assets	$18,087	$(3,133)	$14,954
MSRs:
Consumer MSRs(3)	$92	N/A	$92
Commercial MSRs(2)	355	$(126)	229
Total MSRs	$447	$(126)	$321
__________

(1)	Primarily consists of intangibles for sponsorship relationships, brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.

(3)	Consumer MSRs were carried at fair value on our consolidated balance sheets as of December 31, 2017. In the first quarter of 2018, we sold the substantial majority of these MSRs.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $44 million and $131 million for the three and nine months ended September 30, 2018, respectively, and $61 million and $184 million for the three and nine months ended September 30, 2017, respectively.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill as well as goodwill attributable to each of our business segments as of September 30, 2018 and December 31, 2017.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2017	$5,032	$4,600	$4,901	$14,533
Reductions in goodwill related to divestitures	0	0	(17)	(17)
Other adjustments(1)	(3)	0	0	(3)
Balance as of September 30, 2018	$5,029	$4,600	$4,884	$14,513
__________
(1)    Represents foreign currency translation adjustments.

100	Capital One Financial Corporation (COF)

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
The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2018 and December 31, 2017. Our total short-term borrowings consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The carrying value presented below for these borrowings include unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2018	December 31, 2017
Deposits:
Non-interest-bearing deposits	$24,839	$26,404
Interest-bearing deposits(1)	222,356	217,298
Total deposits(2)	$247,195	$243,702
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$384	$576
FHLB advances	1,250	0
Total short-term borrowings	$1,634	$576

	September 30, 2018				December 31, 2017
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2018-2025	1.33 - 3.01%	2.19%	$18,649	$20,010
Senior and subordinated notes:
Fixed unsecured senior debt	2018-2028	1.85 - 4.75	3.01	23,531	22,776
Floating unsecured senior debt	2019-2023	2.74 - 3.49	3.11	3,347	3,446
Total unsecured senior debt			3.02	26,878	26,222
Fixed unsecured subordinated debt	2019-2026	3.38 - 8.80	4.09	4,413	4,533
Total senior and subordinated notes				31,291	30,755
Other long-term borrowings:
FHLB advances	2018-2023	2.15 - 5.36	2.16	501	8,609
Other borrowings	2018-2035	1.00 - 17.50	6.77	130	331
Total other long-term borrowings				631	8,940
Total long-term debt				$50,571	$59,705
Total short-term borrowings and long-term debt				$52,205	$60,281
__________

(1)	Includes $3.4 billion and $1.3 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes approximately $1.5 billion of held for sale deposits as of September 30, 2018 associated with the anticipated sale of our online retail brokerage business.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage asset and liability positions and market risk exposure in accordance with market risk management policies that are approved by our Board of Directors. Our primary market risks stem from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current policies also include the use of derivatives to hedge exposures denominated in foreign currency which we use to limit our earnings and capital ratio exposures to foreign exchange risk. In addition to interest rate and foreign currency swaps, we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We also offer various interest rate, commodity and foreign exchange derivatives as an accommodation to our customers within our Commercial Banking business, and offset the majority of such exposure through derivative transactions with other counterparties. We execute our derivative contracts in both over-the-counter (“OTC”) and exchange-traded derivative markets. Under the Dodd-Frank Act, we are required to clear eligible derivative transactions through Central Counterparty Clearinghouses (“CCPs”) such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”), which are often referred to as “central clearinghouses.”
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

•
Free-Standing Derivatives: Our free-standing derivatives primarily consist of our customer accommodation derivatives and other economic hedges. The customer accommodation derivatives and the related offsetting contracts are mainly interest rate and commodity contracts. We use derivatives to economically hedge the risk of changes in the fair value of mortgage loan origination and purchase commitments as well as other interests held. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments as of September 30, 2018 and December 31, 2017, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2018			December 31, 2017
	Notional or Contractual Amount	Derivative(1)(4)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$59,615	$48	$16	$56,604	$102	$164
Cash flow hedges	76,650	11	108	77,300	30	125
Total interest rate contracts	136,265	59	124	133,904	132	289
Foreign exchange contracts:
Cash flow hedges	5,800	50	41	6,086	19	75
Net investment hedges	2,559	104	3	3,036	1	164
Total foreign exchange contracts	8,359	154	44	9,122	20	239
Total derivatives designated as accounting hedges	144,624	213	168	143,026	152	528
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	48,205	131	437	39,429	316	221
Commodity contracts	10,129	1,048	1,031	8,111	518	496
Foreign exchange and other contracts	1,565	14	12	980	14	10
Total customer accommodation	59,899	1,193	1,480	48,520	848	727
Other interest rate exposures(2)	6,744	35	10	3,857	40	8
Other contracts	1,252	0	11	1,209	0	5
Total derivatives not designated as accounting hedges	67,895	1,228	1,501	53,586	888	740
Total derivatives	$212,519	$1,441	$1,669	$196,612	$1,040	$1,268
Less: netting adjustment(3)		(436)	(990)		(275)	(662)
Total derivative assets/liabilities		$1,005	$679		$765	$606
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of September 30, 2018 and December 31, 2017, the cumulative CVA balances were $5 million and $2 million, respectively, and the cumulative DVA balances were less than $1 million as of both September 30, 2018 and December 31, 2017.

(2)	Other interest rate exposures include mortgage-related derivatives, interest rate swaps and to-be-announced derivatives.

(3)	Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

(4)
Reflects a reduction in derivative assets of $640 million and a reduction in derivative liabilities of $724 million on our consolidated balance sheets as a result of adopting the LCH variation margin rule change in the first quarter of 2018.

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2018.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$15,653	$(246)	$(2)
Interest-bearing deposits	(13,436)	398	0
Securitized debt obligations	(7,130)	248	109
Senior and subordinated notes	(27,170)	802	393
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. As of September 30, 2018, the amortized cost basis of this portfolio was $10.1 billion, the amount of the designated hedged items was $4.4 billion, and the cumulative basis adjustment associated with these hedges was $59 million.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of September 30, 2018 and December 31, 2017 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of September 30, 2018
Derivative assets(1)(2)	$1,441	$(230)	$(206)	$1,005	$0	$1,005
As of December 31, 2017
Derivative assets(1)	1,040	(202)	(73)	765	0	765

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of September 30, 2018
Derivative liabilities(1)(2)	$1,669	$(230)	$(760)	$679	$0	$679
Repurchase agreements(3)	384	0	0	384	(384)	0
As of December 31, 2017
Derivative liabilities(1)	1,268	(202)	(460)	606	0	606
Repurchase agreements	576	0	0	576	(576)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $242 million and $91 million as of September 30, 2018 and December 31, 2017, respectively. We also received securities from derivative counterparties with a fair value of $1 million as of both September 30, 2018 and December 31, 2017, respectively, which we have the ability to re-pledge. We posted $1.3 billion and $966 million of cash collateral as of September 30, 2018 and December 31, 2017, respectively.

(2)
Reflects a reduction in derivative assets of $640 million and a reduction in derivative liabilities of $724 million on our consolidated balance sheets as a result of adopting the LCH variation margin rule change in the first quarter of 2018.

(3)
Represents customer repurchase agreements that mature the next business day. As of September 30, 2018, we pledged collateral with a fair value of $392 million under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2018 and 2017. Prior period amounts were not reclassified to conform to the current period presentation.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2018
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$593	$6,247	$55	$(681)	$(127)	$(288)	$248
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	(5)	0	0	(25)	(21)	(8)	0
Gains (losses) recognized on derivatives	77	0	0	(14)	(4)	(148)	0
Gains (losses) recognized on hedged items(1)	(79)	0	0	16	5	136	0
Net income (expense) recognized on fair value hedges	(7)	0	0	(23)	(20)	(20)	0
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	(5)	(31)	0	0	0	0	0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income	0	0	14	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(5)	$(31)	$14	$0	$0	$0	$0

	Nine Months Ended September 30, 2018
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,584	$18,370	$174	$(1,842)	$(358)	$(828)	$884
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	(22)	0	0	(48)	(44)	6	0
Gains (losses) recognized on derivatives	260	0	0	(211)	(122)	(659)	0
Gains (losses) recognized on hedged items(1)	(259)	0	0	203	118	610	0
Net income (expense) recognized on fair value hedges	(21)	0	0	(56)	(48)	(43)	0
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	(9)	(40)	0	0	0	0	0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income	0	0	33	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(9)	$(40)	$33	$0	$0	$0	$(1)

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________

(1)	Includes amortization expense of $19 million and $25 million for the three and nine months ended September 30, 2018, respectively, related to basis adjustments of the discontinued hedges.

(2)	See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

(Dollars in millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Derivatives designated as fair value hedges:
Fair value interest rate contracts:
Gains (losses) recognized in net income on derivatives	$(23)	$70
Gains (losses) recognized in net income on hedged items	19	(74)
Net fair value hedge ineffectiveness gains (losses)	(4)	(4)
Derivatives designated as cash flow hedges:
Gains (losses) reclassified from AOCI into net income:
Interest rate contracts	15	76
Foreign exchange contracts	5	13
Subtotal	20	89
Gains (losses) recognized in net income due to ineffectiveness:
Interest rate contracts	0	3
Net derivative gains (losses) recognized in net income	$20	$92

In the next 12 months, we expect to reclassify to earnings net after-tax losses of $200 million recorded in AOCI as of September 30, 2018. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 5 years as of September 30, 2018. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2018 and 2017. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$4	$5	$18	$14
Commodity contracts	0	5	8	10
Foreign exchange and other contracts	1	1	5	3
Total customer accommodation	5	11	31	27
Other interest rate exposures	11	25	32	49
Other contracts	(2)	0	(22)	0
Total	$14	$36	$41	$76

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	September 30, 2018	December 31, 2017
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the three and nine months ended September 30, 2018 and 2017. See “Note 1—Summary of Significant Accounting Policies” for more information.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of June 30, 2018	$(630)	$(204)	$(775)	$(155)	$(29)	$(1,793)
Other comprehensive income (loss) before reclassifications	(172)	0	(99)	13	(1)	(259)
Amounts reclassified from AOCI into earnings	149	8	18	0	0	175
Net other comprehensive income (loss)	(23)	8	(81)	13	(1)	(84)
AOCI as of September 30, 2018	$(653)	$(196)	$(856)	$(142)	$(30)	$(1,877)

	Nine Months Ended September 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(2)	(325)	407	0	0	0	82
Other comprehensive loss before reclassifications	(491)	0	(525)	(4)	0	(1,020)
Amounts reclassified from AOCI into earnings	143	34	13	0	(2)	188
Net other comprehensive income (loss)	(673)	441	(512)	(4)	(2)	(750)
AOCI as of September 30, 2018	$(653)	$(196)	$(856)	$(142)	$(30)	$(1,877)

	Three Months Ended September 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of June 30, 2017	$181	$(575)	$(99)	$(174)	$(16)	$(683)
Other comprehensive income before reclassifications	52	0	3	38	5	98
Amounts reclassified from AOCI into earnings	(42)	26	(20)	0	(1)	(37)
Net other comprehensive income (loss)	10	26	(17)	38	4	61
AOCI as of September 30, 2017	$191	$(549)	$(116)	$(136)	$(12)	$(622)

	Nine Months Ended September 30, 2017
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income before reclassifications	235	0	51	86	16	388
Amounts reclassified from AOCI into earnings	(40)	72	(89)	0	(4)	(61)
Net other comprehensive income (loss)	195	72	(38)	86	12	327
AOCI as of September 30, 2017	$191	$(549)	$(116)	$(136)	$(12)	$(622)

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Includes other comprehensive gain of $28 million and loss of $49 million for the three months ended September 30, 2018 and 2017, respectively, and other comprehensive gain of $91 million and loss of $129 million for the nine months ended September 30, 2018 and 2017, respectively, from hedging instruments designated as net investment hedges.

(2)
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12. This transfer resulted in an after-tax gain of $82 million ($107 million pre-tax) to AOCI.

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and nine months ended September 30, 2018 and 2017.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2018	2017	2018	2017
Securities available for sale:
	Non-interest income	$(196)	$68	$(188)	$64
	Income tax provision (benefit)	(47)	26	(45)	24
	Net income/(loss)	(149)	42	(143)	40
Securities held to maturity:(1)
	Interest income	(10)	(40)	(44)	(113)
	Income tax benefit	(2)	(14)	(10)	(41)
	Net loss	(8)	(26)	(34)	(72)
Cash flow hedges:
Interest rate contracts:	Interest income	(36)	25	(49)	122
Foreign exchange contracts:	Interest income	13	6	33	19
	Non-interest income	0	1	(1)	1
	Income (loss) from continuing operations before income taxes	(23)	32	(17)	142
	Income tax provision (benefit)	(5)	12	(4)	53
	Net income/(loss)	(18)	20	(13)	89
Other:
	Non-interest income and non-interest expense	1	3	3	7
	Income tax provision	1	2	1	3
	Net income	0	1	2	4
Total reclassifications		$(175)	$37	$(188)	$61

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income activity and the related tax impact for the three and nine months ended September 30, 2018 and 2017.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2018			2017
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(31)	$(8)	$(23)	$16	$6	$10
Net changes in securities held to maturity	10	2	8	40	14	26
Net unrealized losses on cash flow hedges	(107)	(26)	(81)	(29)	(12)	(17)
Foreign currency translation adjustments(1)	22	9	13	11	(27)	38
Other	(1)	0	(1)	7	3	4
Other comprehensive income (loss)	$(107)	$(23)	$(84)	$45	$(16)	$61

	Nine Months Ended September 30,
	2018			2017
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(888)	$(215)	$(673)	$299	$104	$195
Net changes in securities held to maturity	579	138	441	113	41	72
Net unrealized losses on cash flow hedges	(674)	(162)	(512)	(61)	(23)	(38)
Foreign currency translation adjustments(1)	25	29	(4)	12	(74)	86
Other	(3)	(1)	(2)	19	7	12
Other comprehensive income (loss)	$(961)	$(211)	$(750)	$382	$55	$327
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2018	2017	2018	2017
Income from continuing operations, net of tax	$1,501	$1,137	$4,761	$2,979
Income (loss) from discontinued operations, net of tax	1	(30)	(7)	(26)
Net income	1,502	1,107	4,754	2,953
Dividends and undistributed earnings allocated to participating securities	(9)	(8)	(32)	(21)
Preferred stock dividends	(53)	(52)	(185)	(185)
Net income available to common stockholders	$1,440	$1,047	$4,537	$2,747

Total weighted-average basic shares outstanding	477.8	484.9	483.2	483.7
Effect of dilutive securities:
Stock options	1.5	2.2	1.8	2.5
Other contingently issuable shares	1.1	1.2	1.1	1.2
Warrants(1)	0.5	0.7	0.6	0.7
Total effect of dilutive securities	3.1	4.1	3.5	4.4
Total weighted-average diluted shares outstanding	480.9	489.0	486.7	488.1
Basic earnings per common share:
Net income from continuing operations	$3.01	$2.22	$9.40	$5.73
Loss from discontinued operations	0.00	(0.06)	(0.01)	(0.05)
Net income per basic common share	$3.01	$2.16	$9.39	$5.68
Diluted earnings per common share:(2)
Net income from continuing operations	$2.99	$2.20	$9.33	$5.68
Loss from discontinued operations	0.00	(0.06)	(0.01)	(0.05)
Net income per diluted common share	$2.99	$2.14	$9.32	$5.63
__________

(1)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program. There were 836 thousand and 1.4 million warrants to purchase common stock outstanding as of September 30, 2018 and 2017, respectively.

(2)
There were no anti-dilutive shares excluded from the computation of dilutes earnings per share for the three months ended September 30, 2018. Excluded from the computation of diluted earnings per share were 44 thousand shares related to awards for the nine months ended September 30, 2018 because their inclusion would be anti-dilutive. Also excluded from the computation of diluted earnings per share were 304 thousand shares related to options with exercise prices ranging from $82.08 to $86.34, and 279 thousand shares related to options with exercise prices ranging from $82.08 to $86.34 for the three and nine months ended September 30, 2017, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. During the nine months ended September 30, 2018, we had minimal movements between Levels 1 and 2.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,008	$0	$0	—	$6,008
RMBS	0	34,346	519	—	34,865
CMBS	0	4,912	11	—	4,923
Other ABS	0	275	0	—	275
Other securities	190	1,123	0	—	1,313
Total securities available for sale	6,198	40,656	530	—	47,384
Other assets:
Derivative assets(2)	0	1,387	54	$(436)	1,005
Other(3)	293	0	162	—	455
Total assets	$6,491	$42,043	$746	$(436)	$48,844
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,628	$41	$(990)	$679
Total liabilities	$0	$1,628	$41	$(990)	$679

	December 31, 2017
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,171	$0	$0	—	$5,171
RMBS	0	27,178	614	—	27,792
CMBS	0	3,161	14	—	3,175
Other ABS	0	512	0	—	512
Other securities	320	680	5	—	1,005
Total securities available for sale	5,491	31,531	633	—	37,655
Other assets:
Derivative assets(2)	1	1,002	37	$(275)	765
Other(3)	281	0	264	—	545
Total assets	$5,773	$32,533	$934	$(275)	$38,965
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1	$1,243	$24	$(662)	$606
Total liabilities	$1	$1,243	$24	$(662)	$606

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payable and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $4 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2018 and December 31, 2017, respectively. Non-performance risk is included in the derivative assets and liabilities which are part of other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

(3)
As of September 30, 2018, other includes retained interests in securitizations of $162 million, deferred compensation plan assets of $292 million and equity securities of $1 million. As of December 31, 2017, other includes consumer MSRs of $92 million, retained interests in securitizations of $172 million and deferred compensation plan assets of $281 million.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(1)

(Dollars in millions)	Balance, July 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2018
Securities available for sale:
RMBS	$442	$7	$2	$0	$0	$0	$(16)	$130	$(46)	$519	$8
CMBS	11	0	0	0	0	0	0	0	0	11	0
Other securities	5	0	0	0	0	0	(5)	0	0	0	0
Total securities available for sale	458	7	2	0	0	0	(21)	130	(46)	530	8
Other assets:
Retained interests in securitizations	164	(2)	0	0	0	0	0	0	0	162	(2)
Net derivative assets (liabilities)(2)	(5)	(2)	0	0	0	18	2	0	0	13	(2)

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(1)

(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2018
Securities available for sale:
RMBS	$614	$25	$9	$0	$0	$0	$(58)	$195	$(266)	$519	$25
CMBS	14	0	0	0	0	0	(3)	0	0	11	0
Other securities	5	0	0	0	0	0	(5)	0	0	0	0
Total securities available for sale	633	25	9	0	0	0	(66)	195	(266)	530	25
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interests in securitizations	172	(10)	0	0	0	0	0	0	0	162	(10)
Net derivative assets (liabilities)(2)	13	(26)	0	0	0	25	0	0	1	13	(26)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(1)

(Dollars in millions)	Balance, July 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2017
Securities available for sale:
RMBS	$429	$65	$(37)	$0	$(111)	$0	$(23)	$222	$(25)	$520	$5
CMBS	17	0	0	50	0	0	(1)	0	0	66	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	455	65	(37)	50	(111)	0	(24)	222	(25)	595	5
Other assets:
Consumer MSRs	85	1	0	0	0	6	(2)	0	0	90	1
Retained interests in securitizations	188	(10)	0	0	0	0	0	0	0	178	(10)
Net derivative assets (liabilities)(2)	25	(2)	0	0	0	18	(13)	0	(1)	27	(2)

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(1)

(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2017
Securities available for sale:
RMBS	$518	$82	$(19)	$0	$(116)	$0	$(69)	$434	$(310)	$520	$17
CMBS	51	0	0	110	0	0	(3)	0	(92)	66	0
Other securities	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	578	82	(19)	110	(116)	0	(72)	434	(402)	595	17
Other assets:
Consumer MSRs	80	(3)	0	0	0	18	(5)	0	0	90	(3)
Retained interests in securitizations	201	(23)	0	0	0	0	0	0	0	178	(23)
Net derivative assets (liabilities)(2)	18	(1)	0	0	0	45	(28)	0	(7)	27	(1)
__________

(1)
Gains (losses) on securities available for sale, retained interests in securitizations and consumer MSRs are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.

(2)	Includes derivative assets and liabilities of $54 million and $41 million, respectively, as of September 30, 2018, and $57 million and $30 million, respectively, as of September 30, 2017.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$519	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-10% 0-17% 0-7% 0-90%	5% 4% 3% 65%
CMBS	11	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitization(1)	162	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	1-56 2-13% 3-5% 2-5% 55-111%	N/A
Net derivative assets (liabilities)	13	Discounted cash flows	Swap rates	3%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2017	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Securities available for sale:
RMBS	$614	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-9% 0-15% 0-8% 0-90%	5% 4% 3% 62%
CMBS	14	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate	3% 0%	3% 0%
Other securities	5	Discounted cash flows	Yield	2%	2%
Other assets:
Consumer MSRs	92	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	7-30% 14% 200-1,500 bps $75-$100	16% 14% 458 bps $76
Retained interests in securitization(1)	172	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	6-79 2-12% 3-10% 1-6% 3-115%	N/A
Net derivative assets (liabilities)	13	Discounted cash flows	Swap rates	2%	2%
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2018 and December 31, 2017, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	September 30, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$131	$131
Loans held for sale	254	0	254
Other assets(1)	0	92	92
Total	$254	$223	$477

	December 31, 2017
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$182	$182
Loans held for sale	177	1	178
Other assets(1)	0	35	35
Total	$177	$218	$395
__________

(1)
As of September 30, 2018, other assets included equity investments accounted for under measurement alternative of $17 million, foreclosed property and repossessed assets of $61 million and long-lived assets held for sale of $14 million. As of December 31, 2017, other assets included foreclosed property and repossessed assets of $17 million and long-lived assets held for sale of $18 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 51%, with a weighted average of 27%, and from 0% to 77%, with a weighted average of 21%, as of September 30, 2018 and December 31, 2017, respectively. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2018 and 2017.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Loans held for investment	$(99)	$(237)
Loans held for sale	(5)	(5)
Other assets(1)	(57)	(7)
Total	$(161)	$(249)
__________

(1)	Other assets include fair value adjustments related to equity investments accounted for under the measurement alternative, foreclosed property, repossessed assets and long-lived assets held for sale.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2018 and December 31, 2017.
Table 12.6: Fair Value of Financial Instruments

	September 30, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,882	$10,882	$4,547	$6,335	$0
Restricted cash for securitization investors	746	746	746	0	0
Securities held to maturity	34,631	33,901	0	33,833	68
Net loans held for investment	231,542	234,635	0	0	234,635
Loans held for sale	1,402	1,421	0	1,421	0
Interest receivable	1,518	1,518	0	1,518	0
Other investments(1)	1,415	1,415	0	1,415	0
Financial liabilities:
Deposits with defined maturities	34,618	34,552	0	34,552	0
Securitized debt obligations	18,649	18,735	0	18,735	0
Senior and subordinated notes	31,291	31,787	0	31,787	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	384	384	0	384	0
Other borrowings(2)	1,826	1,826	0	1,826	0
Interest payable	391	391	0	391	0

	December 31, 2017
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,040	$14,040	$4,458	$9,582	$0
Restricted cash for securitization investors	312	312	312	0	0
Securities held to maturity	28,984	29,437	200	29,217	20
Net loans held for investment	246,971	251,468	0	0	251,468
Loans held for sale	971	952	0	949	3
Interest receivable	1,536	1,536	0	1,536	0
Other investments(1)	1,689	1,689	0	1,680	9
Financial liabilities:
Deposits	243,702	243,732	26,404	217,328	0
Securitized debt obligations	20,010	20,122	0	20,122	0
Senior and subordinated notes	30,755	31,392	0	31,392	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	576	576	0	576	0
Other borrowings(2)	8,892	8,892	0	8,892	0
Interest payable	413	413	0	413	0
__________

(1)
Other investments as of September 30, 2018 include FHLB and Federal Reserve stock. Other investments as of December 31, 2017 include FHLB and Federal Reserve stock, as well as cost method investments. These investments are included in other assets on our consolidated balance sheets.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our business segment results for the three and nine months ended September 30, 2018 and 2017, selected balance sheet data as of September 30, 2018 and 2017, and a reconciliation of our total business segment results to our reported consolidated net income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)(3)	Consolidated Total
Net interest income	$3,596	$1,636	$539	$15	$5,786
Non-interest income	893	155	189	(61)	1,176
Total net revenue (loss)	4,489	1,791	728	(46)	6,962
Provision (benefit) for credit losses	1,031	184	54	(1)	1,268
Non-interest expense	2,103	979	408	283	3,773
Income (loss) from continuing operations before income taxes	1,355	628	266	(328)	1,921
Income tax provision (benefit)	315	146	62	(103)	420
Income (loss) from continuing operations, net of tax	$1,040	$482	$204	$(225)	$1,501
Loans held for investment	$110,685	$59,329	$68,747	$0	$238,761
Deposits	0	196,635	30,474	20,086	247,195

	Nine Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)(3)	Consolidated Total
Net interest income	$10,550	$4,860	$1,624	$21	$17,055
Non-interest income	2,634	504	585	285	4,008
Total net revenue	13,184	5,364	2,209	306	21,063
Provision (benefit) for credit losses	3,658	535	74	(49)	4,218
Non-interest expense	6,046	2,942	1,220	562	10,770
Income (loss) from continuing operations before income taxes	3,480	1,887	915	(207)	6,075
Income tax provision (benefit)	810	440	213	(149)	1,314
Income (loss) from continuing operations, net of tax	$2,670	$1,447	$702	$(58)	$4,761
Loans held for investment	$110,685	$59,329	$68,747	$0	$238,761
Deposits	0	196,635	30,474	20,086	247,195

	Three Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,440	$1,649	$560	$51	$5,700
Non-interest income	865	192	179	49	1,285
Total net revenue	4,305	1,841	739	100	6,985
Provision for credit losses	1,466	293	63	11	1,833
Non-interest expense	1,961	1,051	394	161	3,567
Income (loss) from continuing operations before income taxes	878	497	282	(72)	1,585
Income tax provision (benefit)	306	181	103	(142)	448
Income from continuing operations, net of tax	$572	$316	$179	$70	$1,137
Loans held for investment	$109,130	$75,564	$67,670	$58	$252,422
Deposits	0	184,719	32,783	21,560	239,062

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$10,080	$4,744	$1,695	$128	$16,647
Non-interest income	2,478	570	520	9	3,577
Total net revenue	12,558	5,314	2,215	137	20,224
Provision for credit losses	4,580	840	201	4	5,625
Non-interest expense	5,808	3,152	1,166	289	10,415
Income (loss) from continuing operations before income taxes	2,170	1,322	848	(156)	4,184
Income tax provision (benefit)	774	482	310	(361)	1,205
Income from continuing operations, net of tax	$1,396	$840	$538	$205	$2,979
Loans held for investment	$109,130	$75,564	$67,670	$58	$252,422
Deposits	0	184,719	32,783	21,560	239,062
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

(2)
In the first quarter of 2018, we made a change in how revenue is measured in our Commercial Banking business to include the tax benefits of losses on certain tax-advantaged investments. These tax benefits are included in revenue on a taxable-equivalent basis within our Commercial Banking business, with an offsetting reduction to the Other category. In addition, all revenue presented on a taxable-equivalent basis in our Commercial Banking business was impacted by the reduction of the federal tax rate set forth in the Tax Act. The net impact of the measurement change and the reduction of the federal tax rate was a decrease of $30 million and $86 million in revenue in our Commercial Banking business in the third quarter and first nine months of 2018, respectively, with an offsetting impact to the Other category.

(3)
In the second quarter of 2018, we sold the substantial majority of our consumer home loan portfolio and the related servicing.We also transferred the remaining portfolio to loans held for sale as of June 30, 2018. These actions resulted in a net gain of $400 million in the second quarter of 2018, including a benefit for credit losses of $46 million, which is reflected in the Other category. In the third quarter of 2018, we sold substantially all of the remaining consumer home loan portfolio and recognized a gain of $99 million in the Other category.

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2018.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segments Results

	Three Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$661	$46	$8	$(1)	$714
Service charges and other customer-related fees	(6)	117	33	0	144
Total contract revenue	655	163	41	(1)	858
Revenue from other sources	238	(8)	148	(60)	318
Total non-interest income	$893	$155	$189	$(61)	$1,176

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,924	$135	$23	$(2)	$2,080
Service charges and other customer-related fees	(2)	367	100	(1)	464
Total contract revenue	1,922	502	123	(3)	2,544
Revenue from other sources	712	2	462	288	1,464
Total non-interest income	$2,634	$504	$585	$285	$4,008
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
The following table presents contractual amount and carrying value of our unfunded lending commitments as of September 30, 2018 and December 31, 2017. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Credit card lines	$343,321	$351,481	N/A	N/A
Other loan commitments(1)	33,292	31,840	$86	$84
Standby letters of credit and commercial letters of credit(2)	1,820	2,046	26	43
Total unfunded lending commitments	$378,433	$385,367	$112	$127
__________

(1)	Includes $1.3 billion and $1.0 billion of advised lines of credit as of September 30, 2018 and December 31, 2017, respectively.

(2)	These financial guarantees have expiration dates ranging from 2019 to 2025 as of September 30, 2018.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for our loss sharing agreements was $55 million and $60 million as of September 30, 2018 and December 31, 2017, respectively.

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2017, we entered into an agreement with our third-party servicer under which we assumed the obligation to exercise the remaining clean-up calls as they become due on certain securitization transactions related to our discontinued manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint. We also entered into a forward sale agreement pursuant to which we will sell the underlying loans to a third-party purchaser as the clean-up calls are exercised. Accordingly, we recognized loans held for sale and a corresponding liability on our consolidated balance sheets. Based on the current information and estimates, we expect that we will incur losses associated with this exposure and have recorded a liability of $22 million and $78 million as of September 30, 2018 and December 31, 2017, respectively. See “Note 6—Variable Interest Entities and Securitizations” for information related to these transactions.
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
Management’s best estimate of incurred losses related to U.K. PPI totaled $118 million and $249 million as of September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018, no additions were made to our reserve. Other movements were due to a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of September 30, 2018 is approximately $100 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2018 is approximately $750 million, which includes estimates related to mortgage representation and warranty exposure. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interchange
In 2005, a putative class of retail merchants filed antitrust lawsuits against MasterCard and Visa and several issuing banks, including Capital One, seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. Other merchants have asserted similar claims in separate lawsuits, and while these separate cases did not name any issuing banks, Visa, MasterCard and issuers, including Capital One, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was separated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the parties reached a new settlement agreement with the monetary damages class in August 2018, whereby the class would receive up to approximately $6.2 billion collectively from the defendants in exchange for a release of their claims, depending on the percentage of class plaintiffs who opt out. Court proceedings are underway for approval of that settlement. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its IPO of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in Capital One’s reserves.
Mortgage Representation and Warranty
We face residual exposure related to subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. In connection with their sales of mortgage loans, these subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable criteria established by the purchaser, including underwriting guidelines and the existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. Each of these subsidiaries may be required to repurchase mortgage loans or indemnify certain purchasers and others against losses they incur, in the event of certain breaches of these representations and warranties.
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
Anti-Money Laundering
Capital One is subject to an open consent order with the Office of the Comptroller of the Currency (“OCC”) dated July 10, 2015 concerning regulatory deficiencies in our anti-money laundering (“AML”) program. In October 2018, Capital One agreed to a civil monetary penalty of $100 million to resolve the monetary component of the AML consent order. This amount was fully accrued in the third quarter of 2018.

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital One continues to be investigated by the New York District Attorney’s Office (“NYDA”), the Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury primarily with respect to certain former check casher clients of the Commercial Banking business and Capital One’s AML program. Capital One is cooperating with all agencies involved in the investigation. We are in discussions with FinCEN to explore a potential regulatory resolution of its investigation.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

131	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2018. Commission costs are excluded from the amounts presented below.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
July	4,764	$91.90	—	$1,200
August	3,391,532	97.76	3,374,701	870
September	2,425,153	98.46	2,425,153	631
Total	5,821,449	98.05	5,799,854
__________

(1)
Comprises mainly repurchases of common stock under the 2018 Stock Repurchase Program. There were 4,764 and 16,831 shares withheld in July and August, respectively, to cover taxes on restricted stock awards whose restrictions have lapsed. For additional information including our 2018 Stock Repurchase Program, see “MD&A—Capital Management—Dividend Policy and Stock Purchases”.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

132	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED SEPTEMBER 30, 2018
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

12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

133	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: October 31, 2018	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

134	Capital One Financial Corporation (COF)