Form 10-Q
period 2019-03-31
CAPITAL ONE FINANCIAL CORP
filed 2019-05-01
CIK 927628

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
For the quarterly period ended March 31, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☒

As of March 31, 2019, there were 469,596,514 shares of the registrant’s Common Stock outstanding.
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

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”).Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in“Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2019 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2018 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2019, our principal subsidiaries included:

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
Our consolidated total net revenues are derived primarily from lending to consumer, small business, and commercial customers net of funding costs associated with interest on deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of reward expenses, and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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

4	Capital One Financial Corporation (COF)

Business Developments
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire technology companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business. We may issue equity or debt to fund our acquisitions.
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

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2019 and 2018 and selected comparative balance sheet data as of March 31, 2019 and December 31, 2018. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2019	2018	Change
Income statement
Net interest income	$5,791	$5,718	1%
Non-interest income	1,292	1,191	8
Total net revenue	7,083	6,909	3
Provision for credit losses	1,693	1,674	1
Non-interest expense:
Marketing	517	414	25
Operating expenses	3,154	3,159	—
Total non-interest expense	3,671	3,573	3
Income from continuing operations before income taxes	1,719	1,662	3
Income tax provision	309	319	(3)
Income from continuing operations, net of tax	1,410	1,343	5
Income from discontinued operations, net of tax	2	3	(33)
Net income	1,412	1,346	5
Dividends and undistributed earnings allocated to participating securities	(12)	(10)	20
Preferred stock dividends	(52)	(52)	—
Net income available to common stockholders	$1,348	$1,284	5
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$2.87	$2.63	9%
Income from discontinued operations	—	0.01	**
Net income per basic common share	$2.87	$2.64	9
Diluted earnings per common share:
Net income from continuing operations	$2.86	$2.61	10
Income from discontinued operations	—	0.01	**
Net income per diluted common share	$2.86	$2.62	9

5	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2019	2018	Change
Weighted-average common shares outstanding (in millions):
Basic	469.4	486.9	(4)%
Diluted	471.6	490.8	(4)
Common shares outstanding (period-end, in millions)	469.6	485.9	(3)
Dividends declared and paid per common share	$0.40	$0.40	—
Tangible book value per common share (period-end)(1)	72.86	61.29	19
Balance sheet (average balances)
Loans held for investment	$241,959	$249,726	(3)%
Interest-earning assets	337,793	330,183	2
Total assets	370,394	362,049	2
Interest-bearing deposits	227,572	219,670	4
Total deposits	251,410	245,270	3
Borrowings	53,055	54,588	(3)
Common equity	48,359	44,670	8
Total stockholders’ equity	52,720	49,031	8
Selected performance metrics
Purchase volume(2)	$93,197	$86,545	8%
Total net revenue margin(3)	8.39%	8.37%	2	bps
Net interest margin(4)	6.86	6.93	(7)
Return on average assets	1.52	1.48	4
Return on average tangible assets(5)	1.59	1.55	4
Return on average common equity(6)	11.13	11.47	(34)
Return on average tangible common equity (“TCE”)(7)	16.11	17.32	(121)
Equity-to-assets ratio(8)	14.23	13.54	69
Non-interest expense as a percentage of average loans held for investment	6.07	5.72	35
Efficiency ratio(9)	51.83	51.72	11
Operating efficiency ratio(10)	44.53	45.72	(119)
Effective income tax rate from continuing operations	18.0	19.2	(120)
Net charge-offs	$1,599	$1,618	(1)%
Net charge-off rate(11)	2.64%	2.59%	5	bps

(Dollars in millions, except as noted)	March 31, 2019	December 31, 2018	Change
Balance sheet (period-end)
Loans held for investment	$240,273	$245,899	(2)%
Interest-earning assets	340,071	341,293	—
Total assets	373,191	372,538	—
Interest-bearing deposits	230,199	226,281	2
Total deposits	255,107	249,764	2
Borrowings	50,358	58,905	(15)
Common equity	49,120	47,307	4
Total stockholders’ equity	53,481	51,668	4
Credit quality metrics
Allowance for loan and lease losses	$7,313	$7,220	1%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	3.04%	2.94%	10	bps
30+ day performing delinquency rate	3.23	3.62	(39)
30+ day delinquency rate	3.40	3.84	(44)
Capital ratios
Common equity Tier 1 capital(12)	11.9%	11.2%	70	bps
Tier 1 capital(12)	13.4	12.7	70
Total capital(12)	15.8	15.1	70
Tier 1 leverage(12)	11.0	10.7	30
Tangible common equity(13)	9.6	9.1	50
Supplementary leverage(12)	9.3	9.0	30
Other
Employees (period end, in thousands)	48.8	47.6	3%

6	Capital One Financial Corporation (COF)

__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table A —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

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

(5)
Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

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

(7)
Return on average tangible common equity is a non-GAAP measure calculated based on annualized (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

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

(13)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Not meaningful.

7	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.4 billion ($2.86 per diluted common share) on total net revenue of $7.1 billion for the first quarter of 2019. In comparison, we reported net income of $1.3 billion ($2.62 per diluted common share) on total net revenue of $6.9 billion for the first quarter of 2018.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 11.9% and 11.2% as of March 31, 2019 and December 31, 2018, respectively. See “MD&A—Capital Management” below for additional information.
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
Below are additional highlights of our performance in the first quarter of 2019. These highlights are generally based on a comparison between the results of the first quarters of 2019 and 2018, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2019 compared to our financial condition and credit performance as of December 31, 2018. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net income increased by $66 million to $1.4 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by:

◦	higher non-interest income largely due to an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates; and

◦
higher net interest income due to growth in our domestic credit card, commercial and auto loans portfolios, partially offset by lower net interest margin as well as the reduction in net interest income from the sale of our consumer home loan portfolio.

These drivers were partially offset by increased marketing expense.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $5.6 billion to $240.3 billion as of March 31, 2019 from December 31, 2018 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio.

◦
Average loans held for investment decreased by $7.8 billion to $242.0 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by the sale of our consumer home loan portfolio, partially offset by the growth in our commercial, auto and domestic credit card loan portfolios.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 5 basis points to 2.64% in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by the impact of lower loan balances from the sale of our consumer home loan portfolio, partially offset by growth in our commercial, auto and domestic credit card loan portfolios.

Our 30+ day delinquency rate decreased by 44 basis points to 3.40% as of March 31, 2019 from December 31, 2018 primarily driven by seasonally lower delinquency inventories in our auto and domestic credit card loan portfolios.

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $93 million to $7.3 billion as of March 31, 2019 from December 31, 2018 primarily driven by an allowance build in our commercial loan portfolio due to isolated credit deterioration and portfolio growth.

The allowance coverage ratio increased by 10 basis points to 3.04% as of March 31, 2019 from December 31, 2018 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio.

8	Capital One Financial Corporation (COF)

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2018 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K for factors that could materially influence our results.
Total Company Expectations
Net Interest Margin:

•	We continue to expect increases in deposit costs will have a negative impact on our net interest margin throughout 2019.
Marketing and Efficiency:

•	We expect full-year marketing for 2019 to be modestly higher than full-year 2018 and to exhibit a more normal seasonal pattern than the exaggerated pattern in 2018.

•
We expect to achieve modest improvements in full-year operating efficiency ratio, net of adjustments, in both 2019 and 2020, while in 2021 we expect our full-year operating efficiency ratio, net of adjustments, to improve to 42%.

•	We expect operating efficiency ratio improvements to drive significant improvement in our total efficiency ratio by 2021.
Capital:

•
We expect that our capital and earnings are sufficient to support growth, the Walmart portfolio acquisition later in 2019, the phased-in impact of adopting CECL on January 1, 2020, as well as a capital distribution request for the 2019 CCAR cycle meaningfully higher than 2018, subject to regulatory approval.

Business Segment Expectations
Domestic Card:

•
We estimate the acquired Walmart portfolio will be in the low $8 billion range at the time of close, and the initial allowance build for this portfolio to be around $100 million. The actual portfolio size will depend on program performance between this point and acquisition and the actual initial allowance build will depend on the amount and characteristics of the portfolio, as well as economic conditions and our loss forecasts at acquisition.

•	We continue to expect $225 million in one-time expenses in 2019 to launch the new originations programs and integrate the acquired portfolio during 2019.
Consumer Banking:

•	We expect further increases in average deposit interest rate, as faster growth in higher rate deposits continues to change our product mix.

9	Capital One Financial Corporation (COF)

•	Over the longer-term, we continue to expect that the charge-off rate in our auto finance business will increase gradually.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2019 and 2018. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2019 and 2018. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2019			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$111,456	$4,395	15.77%	$109,502	$4,173	15.24%
Consumer banking	59,065	1,203	8.15	75,104	1,286	6.85
Commercial banking(2)	72,362	833	4.61	65,975	683	4.14
Other	46	(63)	**	325	(8)	(9.85)
Total loans, including loans held for sale	242,929	6,368	10.49	250,906	6,134	9.78
Investment securities	83,679	655	3.13	69,576	452	2.60
Cash equivalents and other interest-earning assets	11,185	69	2.47	9,701	51	2.10
Total interest-earning assets	337,793	7,092	8.40	330,183	6,637	8.04
Cash and due from banks	4,287			3,826
Allowance for loan and lease losses	(7,230)			(7,503)
Premises and equipment, net	4,280			4,139
Other assets	31,264			31,404
Total assets	$370,394			$362,049
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$227,572	$817	1.44%	$219,670	$539	0.98%
Securitized debt obligations	18,747	143	3.05	19,698	107	2.17
Senior and subordinated notes	30,836	314	4.07	30,430	251	3.30
Other borrowings and liabilities	4,684	27	2.34	6,849	22	1.28
Total interest-bearing liabilities	281,839	1,301	1.85	276,647	919	1.33
Non-interest-bearing deposits	23,838			25,600
Other liabilities	11,997			10,771
Total liabilities	317,674			313,018
Stockholders’ equity	52,720			49,031
Total liabilities and stockholders’ equity	$370,394			$362,049
Net interest income/spread		$5,791	6.55		$5,718	6.71
Impact of non-interest-bearing funding			0.31			0.22
Net interest margin			6.86%			6.93%
__________

(1)	Past due fees included in interest income totaled approximately $395 million and $403 million in the first quarters of 2019 and 2018, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our Commercial banking loans totaled approximately $21 million and $20 million in the first quarters of 2019 and 2018, respectively, with corresponding reductions to the Other category.

**    Not meaningful.

11	Capital One Financial Corporation (COF)

Net interest income increased by $73 million to $5.8 billion in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by growth in our domestic credit card, commercial and auto loans portfolios, partially offset by lower net interest margin as well as the reduction in net interest income from the sale of our consumer home loan portfolio.
Net interest margin decreased by 7 basis points to 6.86% in the first quarter of 2019 compared to the first quarter of 2018, driven by an increase on the average deposit rate paid due to deposit mix changes.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2019 vs. 2018
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$222	$75	$147
Consumer banking	(83)	(275)	192
Commercial banking(2)	150	69	81
Other(2)	(55)	55	(110)
Total loans, including loans held for sale	234	(76)	310
Investment securities	203	100	103
Cash equivalents and other interest-earning assets	18	8	10
Total interest income	455	32	423
Interest expense:
Interest-bearing deposits	278	20	258
Securitized debt obligations	36	(5)	41
Senior and subordinated notes	63	3	60
Other borrowings and liabilities	5	(7)	12
Total interest expense	382	11	371
Net interest income	$73	$21	$52
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

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

12	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2019 and 2018.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Interchange fees, net	$758	$643
Service charges and other customer-related fees	353	432
Net securities gains	24	8
Other non-interest income:
Mortgage banking revenue	46	38
Treasury and other investment income	56	8
Other	55	62
Total other non-interest income	157	108
Total non-interest income	$1,292	$1,191
Non-interest income increased by $101 million to $1.3 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates as well as higher treasury and other investment income, partially offset by lower service charges and other customer-related fees.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. Our provision for credit losses remained flat at $1.7 billion in the first quarter of 2019 compared to the first quarter of 2018 as higher provision in our commercial loan portfolio due to isolated credit deterioration and portfolio growth was largely offset by lower provision in our credit card loan portfolio as a result of a smaller allowance build. The provision for credit losses as a percentage of net interest income was 29.2% and 29.3% in the first quarters of 2019 and 2018, respectively.
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.

13	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2019 and 2018.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Salaries and associate benefits	$1,573	$1,520
Occupancy and equipment	493	490
Marketing	517	414
Professional services	291	210
Communications and data processing	303	306
Amortization of intangibles	30	44
Other non-interest expense:
Bankcard, regulatory and other fee assessments	87	169
Collections	95	108
Fraud losses	103	97
Other	179	215
Total other non-interest expense	464	589
Total non-interest expense	$3,671	$3,573
Non-interest expense increased by $98 million to $3.7 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher marketing expense as well as higher operating expenses associated with continued investments in technology and infrastructure, partially offset by lower bankcard, regulatory and other fee assessments.
Income Taxes
We recorded income tax provisions of $309 million (18.0% effective income tax rate) and $319 million (19.2% effective income tax rate) in the first quarters of 2019 and 2018, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our income tax provision and effective income tax rate in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher tax credits and lower non-deductible expenses relative to our income, partially offset by lower discrete tax benefits.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes” in our 2018 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $653 million to $373.2 billion as of March 31, 2019 from December 31, 2018 driven by an increase in cash and cash equivalents as well as restricted cash for securitization investors, largely offset by a decrease in loans held for investment primarily due to the expected seasonal paydowns in our domestic credit card loan portfolio.
Total liabilities decreased by $1.2 billion to $319.7 billion as of March 31, 2019 from December 31, 2018 primarily driven by maturities of our short-term Federal Home Loan Banks (“FHLB”) advances, partially offset by deposit growth.
Stockholders’ equity increased by $1.8 billion to $53.5 billion as of March 31, 2019 from December 31, 2018 primarily due to our net income of $1.4 billion and $603 million of other comprehensive income in the first quarter of 2019, partially offset by dividend payments to our stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet

14	Capital One Financial Corporation (COF)

management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The U.S. Treasury and Agency securities generally have high credit ratings and low credit risks, and our investments in U.S. Treasury and Agency securities represented 96% of our total investment portfolio, as of both March 31, 2019 and December 31, 2018.
The fair value of our available for sale securities portfolio decreased by $262 million to $45.9 billion as of March 31, 2019 from December 31, 2018 primarily driven by sales and maturities outpacing purchases, partially offset by the fair value gains as a result of changes in interest rates. The fair value of our held to maturity securities portfolio increased by $336 million to $37.0 billion as of March 31, 2019 from December 31, 2018 primarily driven by fair value gains as a result of changes in interest rates.
Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of March 31, 2019 and December 31, 2018.
Table 6: Investment Securities

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,136	$4,127	$6,146	$6,144
RMBS:
Agency	33,621	33,145	32,710	31,903
Non-agency	1,404	1,720	1,440	1,742
Total RMBS	35,025	34,865	34,150	33,645
Agency CMBS	5,346	5,322	4,806	4,739
Other securities(1)	1,575	1,574	1,626	1,622
Total investment securities available for sale	$46,082	$45,888	$46,728	$46,150

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
Agency RMBS	$32,668	$33,107	$33,061	$32,977
Agency CMBS	3,835	3,848	3,710	3,642
Total investment securities held to maturity	$36,503	$36,955	$36,771	$36,619
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

15	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our portfolio of loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balance as of March 31, 2019 and December 31, 2018.
Table 7: Loans Held for Investment

	March 31, 2019			December 31, 2018
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$109,836	$5,568	$104,268	$116,361	$5,535	$110,826
Consumer Banking	59,248	1,062	58,186	59,205	1,048	58,157
Commercial Banking	71,189	683	70,506	70,333	637	69,696
Total	$240,273	$7,313	$232,960	$245,899	$7,220	$238,679
Loans held for investment decreased by $5.6 billion to $240.3 billion as of March 31, 2019 from December 31, 2018 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Funding Sources
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we also raise funding through the issuance of securitized debt obligations and other debt. Other debt primarily consists of senior and subordinated notes, FHLB advances secured by certain portions of our loan and securities portfolios, and federal funds purchased and securities loaned or sold under agreements to repurchase.
Table 8 provides the composition of our primary sources of funding as of March 31, 2019 and December 31, 2018.
Table 8: Funding Sources Composition

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:(1)
Consumer Banking	$205,439	68%	$198,607	64%
Commercial Banking	31,248	10	29,480	10
Other	18,420	6	21,677	7
Total deposits	255,107	84	249,764	81
Securitized debt obligations	19,273	6	18,307	6
Other debt	31,085	10	40,598	13
Total funding sources	$305,465	100%	$308,669	100%
__________

(1)	Includes brokered deposits of $17.9 billion and $21.2 billion as of March 31, 2019 and December 31, 2018, respectively.
Total deposits increased by $5.3 billion to $255.1 billion as of March 31, 2019 from December 31, 2018 primarily driven by strong growth in our deposit products as a result of our national banking growth strategy in our Consumer Banking business.
Securitized debt obligations increased by $1.0 billion to $19.3 billion as of March 31, 2019 from December 31, 2018 as debt issuances outpaced maturities in the first quarter of 2019.
Other debt decreased by $9.5 billion to $31.1 billion as of March 31, 2019 from December 31, 2018 primarily driven by maturities of our short-term FHLB advances.
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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments and Revenue from Contracts with Customers” in our 2018 Form 10-K.
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
We summarize our business segment results for the first quarters of 2019 and 2018 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2019 compared to December 31, 2018. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the first quarters of 2019 and 2018.
Table 9: Business Segment Results

	Three Months Ended March 31,
	2019				2018
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,540	64%	$751	53%	$4,415	64%	$707	52%
Consumer Banking	1,839	26	468	33	1,789	26	426	32
Commercial Banking(3)(4)	676	10	146	11	693	10	233	17
Other(3)(4)	28	—	45	3	12	—	(23)	(1)
Total	$7,083	100%	$1,410	100%	$6,909	100%	$1,343	100%

17	Capital One Financial Corporation (COF)

__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(4)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $30 million for the first quarter of 2018, with an offsetting increase in the Other category.

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $751 million and $707 million in the first quarters of 2019 and 2018, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2019	2018	Change
Selected income statement data:
Net interest income	$3,590	$3,558	1%
Non-interest income	950	857	11
Total net revenue(1)	4,540	4,415	3
Provision for credit losses	1,389	1,456	(5)
Non-interest expense	2,171	2,039	6
Income from continuing operations before income taxes	980	920	7
Income tax provision	229	213	8
Income from continuing operations, net of tax	$751	$707	6
Selected performance metrics:
Average loans held for investment(2)	$111,456	$109,502	2
Average yield on loans held for investment(3)	15.77%	15.24%	53	bps
Total net revenue margin(4)	16.29	16.13	16
Net charge-offs	$1,364	$1,377	(1)%
Net charge-off rate	4.90%	5.03%	(13	)bps
Purchase volume(5)	$93,197	$86,545	8%

(Dollars in millions, except as noted)	March 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$109,836	$116,361	(6)%
30+ day performing delinquency rate	3.71%	4.00%	(29	)bps
30+ day delinquency rate	3.72	4.01	(29)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for loan and lease losses	$5,568	$5,535	1%
Allowance coverage ratio	5.07%	4.76%	31	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $376 million and $335 million in the first quarters of 2019 and 2018, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $461 million and $468 million as of March 31, 2019 and December 31, 2018, respectively.

18	Capital One Financial Corporation (COF)

(2)	Period-end loans held for investment and average loans held for investment include billed finance charges and fees, net of the estimated uncollectible amount.

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

Key factors affecting the results of our Credit Card business for the first quarter of 2019 compared to the first quarter of 2018, and changes in financial condition and credit performance between March 31, 2019 and December 31, 2018 include the following:

•	Net Interest Income: Net interest income increased by $32 million to $3.6 billion in the first quarter of 2019 primarily driven by growth in our domestic credit card loan portfolio.

•
Non-Interest Income: Non-interest income increased by $93 million to $950 million in the first quarter of 2019 primarily due to an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates.

•
Provision for Credit Losses: The provision for credit losses decreased by $67 million to $1.4 billion in the first quarter of 2019 primarily driven by smaller allowance build as compared to the the first quarter of 2018.

•
Non-Interest Expense: Non-interest expense increased by $132 million to $2.2 billion in the first quarter of 2019, primarily driven by increased marketing expense as well as Walmart partnership and related expenses.

•	Loans Held for Investment:

◦	Period-end loans held for investment decreased by $6.5 billion to $109.8 billion as of March 31, 2019 from December 31, 2018 primarily due to expected seasonal paydowns.

◦
Average loans held for investment increased by $2.0 billion to $111.5 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily due to growth in our domestic credit card loan portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 13 basis points to 4.90% in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by favorability realized from portfolio seasoning.

The 30+ day delinquency rate decreased by 29 basis points to 3.72% as of March 31, 2019 from December 31, 2018 primarily due to seasonally lower delinquency inventories in our domestic credit card loan portfolio.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $695 million and $607 million in the first quarters of 2019 and 2018, respectively. In the first quarters of 2019 and 2018, Domestic Card accounted for greater than 90% of total net revenue of our Credit Card business.

19	Capital One Financial Corporation (COF)

Table 10.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2019	2018	Change
Selected income statement data:
Net interest income	$3,273	$3,229	1%
Non-interest income	873	774	13
Total net revenue(1)	4,146	4,003	4
Provision for credit losses	1,291	1,380	(6)
Non-interest expense	1,949	1,832	6
Income from continuing operations before income taxes	906	791	15
Income tax provision	211	184	15
Income from continuing operations, net of tax	$695	$607	14
Selected performance metrics:
Average loans held for investment(2)	$102,667	$100,450	2
Average yield on loans held for investment(3)	15.69%	15.10%	59	bps
Total net revenue margin(4)	16.15	15.94	21
Net charge-offs	$1,294	$1,321	(2)%
Net charge-off rate	5.04%	5.26%	(22	)bps
Purchase volume(5)	$85,738	$79,194	8%

(Dollars in millions, except as noted)	March 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$101,052	$107,350	(6)%
30+ day delinquency rate	3.72%	4.04%	(32	)bps
Allowance for loan and lease losses	$5,141	$5,144	—
Allowance coverage ratio	5.09%	4.79%	30	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by:

•	higher non-interest income due to an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates;

•	lower provision for credit losses due to a small allowance release as compared to an allowance build; and

•	higher net interest income due to portfolio growth.
These drivers were partially offset by increased marketing expense as well as Walmart partnership and related expenses.

20	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $468 million and $426 million in the first quarters of 2019 and 2018, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2019	2018	Change
Selected income statement data:
Net interest income	$1,679	$1,615	4%
Non-interest income	160	174	(8)
Total net revenue	1,839	1,789	3
Provision for credit losses	235	233	1
Non-interest expense	994	1,000	(1)
Income from continuing operations before income taxes	610	556	10
Income tax provision	142	130	9
Income from continuing operations, net of tax	$468	$426	10
Selected performance metrics:
Average loans held for investment:
Auto	$56,234	$54,344	3
Home loan(1)	—	17,224	**
Retail banking	2,831	3,429	(17)
Total consumer banking	$59,065	$74,997	(21)
Average yield on loans held for investment(2)	8.15%	6.86%	129	bps
Average deposits	$201,072	$187,785	7%
Average deposits interest rate	1.18%	0.80%	38	bps
Net charge-offs	$221	$223	(1)%
Net charge-off rate	1.49%	1.19%	30	bps
Auto loan originations	$6,222	$6,707	(7)%

(Dollars in millions, except as noted)	March 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Auto	$56,444	$56,341	—
Retail banking	2,804	2,864	(2)%
Total consumer banking	$59,248	$59,205	—
30+ day performing delinquency rate	5.55%	6.67%	(112	)bps
30+ day delinquency rate	6.02	7.36	(134)
Nonperforming loan rate	0.59	0.81	(22)
Nonperforming asset rate(3)	0.68	0.90	(22)
Allowance for loan and lease losses	$1,062	$1,048	1%
Allowance coverage ratio	1.79%	1.77%	2	bps
Deposits	$205,439	$198,607	3%
__________

(1)	In 2018, we sold all of our consumer home loan portfolio and the related servicing. The impact of this sale is reflected in the Other category.

21	Capital One Financial Corporation (COF)

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

(3)
Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment, real estate owned (“REO”) and other foreclosed assets.

**	Not meaningful.
Key factors affecting the results of our Consumer Banking business for the first quarter of 2019 compared to the first quarter of 2018, and changes in financial condition and credit performance between March 31, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income increased by $64 million to $1.7 billion in the first quarter of 2019 primarily driven by higher deposit volumes and margins in our Retail Banking business as well as growth in our auto loan portfolio, partially offset by the reduction in net interest income from the sale of our consumer home loan portfolio.

Consumer Banking loan yield increased by 129 basis points to 8.15% in the first quarter of 2019 compared to the first quarter of 2018. The increase was primarily driven by:

◦	changes in product mix as a result of the sale of our consumer home loan portfolio; and

◦	higher yields as a result of higher interest rates.

•
Non-Interest Income: Non-interest income decreased by $14 million to $160 million in the first quarter of 2019 primarily driven by the impact of the sale of our online retail brokerage business in the fourth quarter of 2018.

•	Provision for Credit Losses: The provision for credit losses was substantially flat at $235 million in the first quarter of 2019.

•
Non-Interest Expense: Non-interest expense was substantially flat at $1.0 billion in the first quarter of 2019 primarily driven by lower operating expense due to our decision to cease new originations of home loan lending products in the fourth quarter of 2017, largely offset by higher marketing expense.

•
Loans Held for Investment: Period-end loans held for investment remained flat at $59.2 billion as of March 31, 2019 compared to December 31, 2018. Average loans held for investment decreased by $15.9 billion to $59.1 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by the sale of our consumer home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $6.8 billion to $205.4 billion as of March 31, 2019 from December 31, 2018 driven by strong growth in our deposit products as a result of our national banking growth strategy.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 30 basis points to 1.49% in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by lower loan balances due to the sale of our consumer home loan portfolio.

The 30+ day delinquency rate decreased by 134 basis points to 6.02% as of March 31, 2019 from December 31, 2018 primarily attributable to seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $146 million and $233 million in the first quarters of 2019 and 2018, respectively.

22	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2019	2018	Change
Selected income statement data:
Net interest income	$489	$506	(3)%
Non-interest income	187	187	—
Total net revenue (1)(2)	676	693	(2)
Provision (benefit) for credit losses(3)	69	(14)	**
Non-interest expense	417	403	3
Income from continuing operations before income taxes	190	304	(38)
Income tax provision	44	71	(38)
Income from continuing operations, net of tax	$146	$233	(37)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$29,034	$26,542	9
Commercial and industrial	42,132	38,246	10
Total commercial lending	71,166	64,788	10
Small-ticket commercial real estate	272	393	(31)
Total commercial banking	$71,438	$65,181	10
Average yield on loans held for investment(1)(4)	4.62%	4.16%	46	bps
Average deposits	$30,816	$34,057	(10)%
Average deposits interest rate	1.11%	0.52%	59	bps
Net charge-offs	$14	$19	(26)%
Net charge-off rate	0.08%	0.11%	(3	)bps

(Dollars in millions, except as noted)	March 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$28,984	$28,899	—
Commercial and industrial	42,197	41,091	3%
Total commercial lending	71,181	69,990	2
Small-ticket commercial real estate	8	343	(98)
Total commercial banking	$71,189	$70,333	1
Nonperforming loan rate	0.53%	0.44%	9	bps
Nonperforming asset rate(5)	0.53	0.45	8
Allowance for loan and lease losses(3)	$683	$637	7%
Allowance coverage ratio	0.96%	0.91%	5	bps
Deposits	$31,248	$29,480	6%
Loans serviced for others	34,398	32,588	6
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $30 million for the first quarter of 2018, with an offsetting increase in the Other category.

23	Capital One Financial Corporation (COF)

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $127 million and $118 million as of March 31, 2019 and December 31, 2018, respectively.

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
Key factors affecting the results of our Commercial Banking business for the first quarter of 2019 compared to the first quarter of 2018, and changes in financial condition and credit performance between March 31, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income decreased by $17 million to $489 million in the first quarter of 2019 primarily driven by lower average deposit balances and lower loan margins, partially offset by growth across our commercial loan portfolios.

•	Non-Interest Income: Non-interest income remained flat at $187 million in the first quarter of 2019 compared to the first quarter of 2018.

•
Provision for Credit Losses: Provision for credit losses increased to $69 million in the first quarter of 2019 compared to a benefit of $14 million in the first quarter of 2018, primarily driven by an allowance build associated with some isolated credit deterioration and portfolio growth.

•
Non-Interest Expense: Non-interest expense increased by $14 million to $417 million in the first quarter of 2019 primarily driven by higher operating expenses associated with continued investments in technology and other business initiatives.

•
Loans Held for Investment: Period-end loans held for investment increased by $856 million to $71.2 billion as of March 31, 2019 from December 31, 2018, and average loans held for investment increased by $6.3 billion to $71.4 billion in the first quarter of 2019 compared to the first quarter of 2018, both primarily driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits increased by $1.8 billion to $31.2 billion as of March 31, 2019, from December 31, 2018 primarily driven by new business growth.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 3 basis points to 0.08% in the first quarter of 2019 compared to the first quarter of 2018. The nonperforming loan rate increased by 9 basis points to 0.53% as of March 31, 2019 from December 31, 2018 primarily driven by some isolated credit deterioration.

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

•	offsets related to certain line-item reclassifications;

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

•	foreign exchange-rate fluctuations on foreign currency-denominated balances.

24	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Change
Selected income statement data:
Net interest income	$33	$39	(15)%
Non-interest losses	(5)	(27)	(81)
Total net revenue(1)(2)	28	12	133
Benefit for credit losses	—	(1)	**
Non-interest expense	89	131	(32)
Loss from continuing operations before income taxes	(61)	(118)	(48)
Income tax benefit	(106)	(95)	12
Income (loss) from continuing operations, net of tax	$45	$(23)	**
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $30 million for the first quarter of 2018, with an offsetting increase in the Other category.

**	Not meaningful.
Net income from continuing operations recorded in the Other category was $45 million in the first quarter of 2019 compared to net loss of $23 million in the first quarter of 2018, primarily driven by the gains from the sale of investment securities and the absence of restructuring charges.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.
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
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2018 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

25	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2019 and the expected impacts of accounting standards issued but not adopted as of March 31, 2019.

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
We entered parallel run under Basel III Advanced Approaches on January 1, 2015, during which we are required to calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continue to use the Standardized Approach for purposes of meeting regulatory capital requirements. Under the Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches. Once we exit parallel run, based on clarification of the Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel III Standardized Approach ratios. However, there is uncertainty whether this will remain the case, or whether we remain subject to the Basel III Advanced Approaches, and in light of potential changes to the United States capital rules.
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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of March 31, 2019, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
For the description of the regulatory capital rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K.

26	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of March 31, 2019 and December 31, 2018.
Table 14: Capital Ratios under Basel III(1)(2)

	March 31, 2019			December 31, 2018
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	11.9%	4.5%	N/A	11.2%	4.5%	N/A
Tier 1 capital(4)	13.4	6.0	6.0%	12.7	6.0	6.0%
Total capital(5)	15.8	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	11.0	4.0	N/A	10.7	4.0	N/A
Supplementary leverage(7)	9.3	3.0	N/A	9.0	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	16.4	4.5	6.5	15.3	4.5	6.5
Tier 1 capital(4)	16.4	6.0	8.0	15.3	6.0	8.0
Total capital(5)	18.5	8.0	10.0	17.6	8.0	10.0
Tier 1 leverage(6)	14.5	4.0	5.0	14.0	4.0	5.0
Supplementary leverage(7)	11.8	3.0	N/A	11.5	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.5	4.5	6.5	13.0	4.5	6.5
Tier 1 capital(4)	13.5	6.0	8.0	13.0	6.0	8.0
Total capital(5)	14.7	8.0	10.0	14.2	8.0	10.0
Tier 1 leverage(6)	9.1	4.0	5.0	9.1	4.0	5.0
Supplementary leverage(7)	8.1	3.0	N/A	8.0	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)
Ratios as of March 31, 2019 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2019 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(7)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

27	Capital One Financial Corporation (COF)

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of March 31, 2019 and December 31, 2018 respectively.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2019	December 31, 2018
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$49,781	$48,570
Adjustments:
AOCI(1)	(660)	(1,263)
Goodwill, net of related deferred tax liabilities	(14,369)	(14,373)
Intangible assets, net of related deferred tax liabilities	(223)	(254)
Other	113	391
Common equity Tier 1 capital	34,642	33,071
Tier 1 capital instruments	4,360	4,360
Tier 1 capital	39,002	37,431
Tier 2 capital instruments	3,351	3,483
Qualifying allowance for loan and lease losses	3,689	3,731
Tier 2 capital	7,040	7,214
Total capital	$46,042	$44,645

Regulatory Capital Metrics
Risk-weighted assets	$291,483	$294,950
Adjusted average assets	355,781	350,606
Total leverage exposure	420,341	414,701
__________

(1)	Amounts presented are net of tax.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both March 31, 2019 and December 31, 2018.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of March 31, 2019, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
For 2019, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 7.0%, 8.5% and 10.5%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of March 31, 2019, the Company and each of the Banks were all above the applicable combined thresholds.
Capital Planning and Regulatory Stress Testing
On April 5, 2019, we submitted our capital plan to the Federal Reserve as part of the 2019 CCAR cycle. The stress testing results are expected to be released by the Federal Reserve before June 30, 2019.

28	Capital One Financial Corporation (COF)

On June 28, 2018, the Federal Reserve informed us that they had “no objection” to our CCAR 2018 Capital Plan submission. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock beginning in the third quarter of 2018 through the end of the second quarter of 2019, which we completed in the fourth quarter of 2018. The Board of Directors also authorized the quarterly dividend on our common stock of $0.40 per share. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K.
Dividend Policy and Stock Purchases
In the first quarter of 2019, we declared and paid common stock dividends of $194 million, or $0.40 per share, and preferred stock dividends of $52 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first quarter of 2019.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	Q1
					2019
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of March 31, 2019, funds available for dividend payments from COBNA and CONA were $2.6 billion and $3.8 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2018 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $1.2 billion of shares of common stock beginning in the third quarter of 2018 through the end of the second quarter of 2019. We completed the 2018 Stock Repurchase Program in the fourth quarter of 2018.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2018 Form 10-K.

RISK MANAGEMENT
Risk Framework
We use a risk framework to provide an overall enterprise-wide approach for effectively managing risk. We execute against our risk framework with the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk.

29	Capital One Financial Corporation (COF)

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
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2018 Form 10-K.

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity (including bridge financing transactions we have underwritten), depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “MD&A—Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”

30	Capital One Financial Corporation (COF)

Loans Held for Investment Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. We sold all of our consumer home loan portfolio and the related servicing during 2018. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2018 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of March 31, 2019 and December 31, 2018. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $905 million and $1.2 billion as of March 31, 2019 and December 31, 2018, respectively.
Table 17: Loans Held for Investment Portfolio Composition

	March 31, 2019		December 31, 2018
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$101,052	42.0%	$107,350	43.6%
International card businesses	8,784	3.7	9,011	3.7
Total credit card	109,836	45.7	116,361	47.3
Consumer Banking:
Auto	56,444	23.5	56,341	22.9
Retail banking	2,804	1.2	2,864	1.2
Total consumer banking	59,248	24.7	59,205	24.1
Commercial Banking:
Commercial and multifamily real estate	28,984	12.0	28,899	11.8
Commercial and industrial	42,197	17.6	41,091	16.7
Total commercial lending	71,181	29.6	69,990	28.5
Small-ticket commercial real estate	8	—	343	0.1
Total commercial banking	71,189	29.6	70,333	28.6
Total loans held for investment	$240,273	100.0%	$245,899	100.0%

31	Capital One Financial Corporation (COF)

Commercial Loans
Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2019 and December 31, 2018. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 18: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2019	December 31, 2018
Real estate	39%	40%
Finance	16	16
Healthcare	12	12
Business services	6	5
Oil and gas	5	5
Public administration	4	4
Educational services	4	4
Retail trade	3	3
Construction and land	2	2
Other	9	9
Total	100%	100%
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

32	Capital One Financial Corporation (COF)

Table 19 provides details on the credit scores of our domestic credit card and auto loans held for investment portfolios as of March 31, 2019 and December 31, 2018.
Table 19: Credit Score Distribution

(Percentage of portfolio)	March 31, 2019	December 31, 2018
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	66%	67%
660 or below	34	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	49%	50%
621 - 660	19	19
620 or below	32	31
Total	100%	100%
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
See “Note 4—Loans” in this Report for additional credit quality information, and see “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

33	Capital One Financial Corporation (COF)

Table 20 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2019 and December 31, 2018.
Table 20: 30+ Day Delinquencies

	March 31, 2019				December 31, 2018
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,757	3.72%	$3,757	3.72%	$4,335	4.04%	$4,335	4.04%
International card businesses	317	3.61	333	3.80	317	3.52	333	3.70
Total credit card	4,074	3.71	4,090	3.72	4,652	4.00	4,668	4.01
Consumer Banking:
Auto	3,263	5.78	3,523	6.24	3,918	6.95	4,309	7.65
Retail banking	24	0.84	46	1.65	29	1.01	51	1.77
Total consumer banking	3,287	5.55	3,569	6.02	3,947	6.67	4,360	7.36
Commercial Banking:
Commercial and multifamily real estate	70	0.24	81	0.28	119	0.41	140	0.49
Commercial and industrial	332	0.79	434	1.03	176	0.43	279	0.68
Total commercial lending	402	0.56	515	0.72	295	0.42	419	0.60
Small-ticket commercial real estate	—	—	7	**	1	0.39	7	1.84
Total commercial banking	402	0.56	522	0.73	296	0.42	426	0.61
Total	$7,763	3.23	$8,181	3.40	$8,895	3.62	$9,454	3.84
__________

(1)
Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including purchased credit-impaired (“PCI”) loans as applicable.

**	Not meaningful.
Table 21 presents our 30+ day delinquent loans, by aging and geography, as of March 31, 2019 and December 31, 2018.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,750	1.56%	$4,282	1.73%
60 – 89 days	1,952	0.81	2,430	0.99
> 90 days	2,479	1.03	2,742	1.12
Total	$8,181	3.40%	$9,454	3.84%
Geographic region:
Domestic	$7,848	3.27%	$9,121	3.70%
International	333	0.13	333	0.14
Total	$8,181	3.40%	$9,454	3.84%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.

34	Capital One Financial Corporation (COF)

Table 22 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of March 31, 2019 and December 31, 2018. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,072	1.89%	$2,233	1.92%
Commercial banking	38	0.05	—	—
Total	$2,110	0.88	$2,233	0.91
Geographic region:
Domestic	$1,986	0.86%	$2,111	0.89%
International	124	1.42	122	1.35
Total	$2,110	0.88	$2,233	0.91
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed properties, and repossessed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 23 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2019 and December 31, 2018. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

35	Capital One Financial Corporation (COF)

Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$23	0.26%	$22	0.25%
Total credit card	23	0.02	22	0.02
Consumer Banking:
Auto	321	0.57	449	0.80
Retail banking	31	1.10	30	1.04
Total consumer banking	352	0.59	479	0.81
Commercial Banking:
Commercial and multifamily real estate	69	0.24	83	0.29
Commercial and industrial	301	0.71	223	0.54
Total commercial lending	370	0.52	306	0.44
Small-ticket commercial real estate	8	**	6	1.80
Total commercial banking	378	0.53	312	0.44
Total nonperforming loans held for investment(3)	$753	0.31	$813	0.33
Other nonperforming assets:(4)
Foreclosed property	$2	—	$2	—
Other assets	50	0.02	57	0.02
Total other nonperforming assets	52	0.02	59	0.02
Total nonperforming assets	$805	0.33	$872	0.35
__________

(1)
We recognized interest income for loans classified as nonperforming of $2 million in both the first quarters of 2019 and 2018. Interest income foregone related to nonperforming loans was $22 million and $18 million in the first quarters of 2019 and 2018, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.54% and 0.59% as of March 31, 2019 and December 31, 2018, respectively.

(4)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and total other nonperforming assets.
**    Not meaningful.

36	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged-off amounts as increases to the allowance for loan and lease losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses as incurred and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 24 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2019 and 2018.
Table 24: Net Charge-Offs (Recoveries)

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,294	5.04%	$1,321	5.26%
International card businesses	70	3.20	56	2.49
Total credit card	1,364	4.90	1,377	5.03
Consumer Banking:
Auto	203	1.44	208	1.53
Home loan	—	—	(1)	(0.03)
Retail banking	18	2.56	16	1.89
Total consumer banking	221	1.49	223	1.19
Commercial Banking:
Commercial and industrial	14	0.13	19	0.20
Total commercial lending	14	0.08	19	0.12
Small-ticket commercial real estate	—	0.23	—	(0.18)
Total commercial banking	14	0.08	19	0.11
Other loans	—	—	(1)	(8.45)
Total net charge-offs	$1,599	2.64	$1,618	2.59
Average loans held for investment	$241,959		$249,726
__________

(1)	Net charge-off rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

37	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 25 presents our recorded investment of loans modified in TDRs as of March 31, 2019 and December 31, 2018, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 25: Troubled Debt Restructurings

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$857	51.2%	$855	53.2%
Consumer banking:
Auto	345	20.6	339	21.1
Retail banking	30	1.8	33	2.1
Total consumer banking	375	22.4	372	23.2
Commercial banking	442	26.4	379	23.6
Total	$1,674	100.0%	$1,606	100.0%
Status of TDRs:
Performing	$1,461	87.3%	$1,433	89.2%
Nonperforming	213	12.7	173	10.8
Total	$1,674	100.0%	$1,606	100.0%
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

38	Capital One Financial Corporation (COF)

Impaired loans totaled $1.9 billion and $1.8 billion as of March 31, 2019 and December 31, 2018, respectively. These amounts include TDRs of $1.7 billion and $1.6 billion as of March 31, 2019 and December 31, 2018, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent to our held for investment portfolio as of each balance sheet date. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses under “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.
Table 26 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the first quarters of 2019 and 2018, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

39	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(1,652)	(130)	(1,782)	(449)	(22)	(471)	(20)	(2,273)
Recoveries(1)	358	60	418	246	4	250	6	674
Net charge-offs	(1,294)	(70)	(1,364)	(203)	(18)	(221)	(14)	(1,599)
Provision for loan and lease losses	1,291	98	1,389	215	20	235	60	1,684
Allowance build (release) for loan and lease losses	(3)	28	25	12	2	14	46	85
Other changes(2)	—	8	8	—	—	—	—	8
Balance as of March 31, 2019	5,141	427	5,568	1,002	60	1,062	683	7,313
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	9	9
Balance as of March 31, 2019	—	—	—	—	4	4	127	131
Combined allowance and reserve as of March 31, 2019	$5,141	$427	$5,568	$1,002	$64	$1,066	$810	$7,444

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(1,697)	(128)	(1,825)	(410)	—	(21)	(431)	(21)	1	(2,276)
Recoveries(1)	376	72	448	202	1	5	208	2	—	658
Net charge-offs	(1,321)	(56)	(1,377)	(208)	1	(16)	(223)	(19)	1	(1,618)
Provision (benefit) for loan and lease losses	1,380	76	1,456	226	(6)	14	234	(5)	(1)	1,684
Allowance build (release) for loan and lease losses	59	20	79	18	(5)	(2)	11	(24)	—	66
Other changes(2)	—	(1)	(1)	—	—	—	—	—	—	(1)
Balance as of March 31, 2018	5,332	394	5,726	1,137	53	63	1,253	587	1	7,567
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Benefit for losses on unfunded lending commitments	—	—	—	—	—	(1)	(1)	(9)	—	(10)
Balance as of March 31, 2018	—	—	—	—	—	6	6	108	—	114
Combined allowance and reserve as of March 31, 2018	$5,332	$394	$5,726	$1,137	$53	$69	$1,259	$695	$1	$7,681
__________

(1)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged-off loans as well as additional strategies, such as litigation.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(3)	Includes the legacy loan portfolio of our discontinued GreenPoint mortgage operations.

40	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 27 presents the allowance coverage ratios as of March 31, 2019 and December 31, 2018.
Table 27: Allowance Coverage Ratios

	March 31, 2019			December 31, 2018
(Dollars in millions)	Allowance for loan and lease losses	Amount(1)	Allowance coverage ratio	Allowance for loan and lease losses	Amount(1)	Allowance coverage ratio
Credit Card	$5,568	$4,090	136.12%	$5,535	$4,668	118.56%
Consumer banking	1,062	3,569	29.77	1,048	4,360	24.04
Commercial banking	683	378	181.00	637	312	204.25
Total	$7,313	240,273	3.04	$7,220	245,899	2.94
__________

(1)
Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.

Our allowance for loan and lease losses increased by $93 million to $7.3 billion as of March 31, 2019 compared to December 31, 2018 primarily driven by an allowance build in our commercial loan portfolio due to isolated credit deterioration and portfolio growth.
The allowance coverage ratio increased by 10 basis points to 3.04% as of March 31, 2019 from December 31, 2018 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio.

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
Table 28 below presents the composition of our liquidity reserves as of March 31, 2019 and December 31, 2018.
Table 28: Liquidity Reserves

(Dollars in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$17,469	$13,186
Investment securities portfolio:
Investment securities available for sale, at fair value	45,888	46,150
Investment securities held to maturity, at fair value	36,955	36,619
Total investment securities portfolio	82,843	82,769
FHLB borrowing capacity secured by loans	9,560	10,003
Outstanding FHLB advances and letters of credit secured by loans	(393)	(9,726)
Investment securities encumbered for Public Funds and others	(6,286)	(6,631)
Total liquidity reserves	$103,193	$89,601
Our liquidity reserves increased by $13.6 billion to $103.2 billion as of March 31, 2019 from December 31, 2018 primarily driven by a decrease in our FHLB advances outstanding and an increase in our cash and cash equivalents balance. See “MD&A—Risk Management” in our 2018 Form 10-K for additional information on our management of liquidity risk.

41	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily and to publicly disclose, on a quarterly basis, our LCR, certain related quantitative liquidity metrics, and a qualitative discussion of our LCR. Our average LCR during the first quarter of 2019 exceeded the LCR requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the SEC so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration that allows us to periodically offer and sell up to $25 billion of securitized debt obligations from our credit card loan securitization trust and a shelf registration that allows us to periodically offer and sell up to $20 billion in securitized auto loans.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of March 31, 2019, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $18.8 billion, of which $18.4 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $30 million and $415 million as of March 31, 2019 and December 31, 2018, respectively, which was determined in part based on our outstanding advances. In addition, we have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $7.0 billion as of March 31, 2019. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, totaling $1.3 billion as of both March 31, 2019 and December 31, 2018.
Funding
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations and brokered deposits, as well as federal funds purchased, securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.

42	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposit interest rates for the three months ended March 31, 2019 and 2018.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2019			2018
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,737	$71	0.83%	$42,107	$58	0.56%
Saving deposits(2)	153,530	499	1.32	147,212	335	0.92
Time deposits less than $100,000	26,284	176	2.71	25,293	127	2.04
Total interest-bearing core deposits	214,551	746	1.41	214,612	520	0.98
Time deposits of $100,000 or more	13,021	71	2.22	4,673	19	1.66
Foreign deposits	—	—	—	385	—	0.44
Total interest-bearing deposits	$227,572	$817	1.44	$219,670	$539	0.98
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The Federal Deposit Insurance Corporation (“FDIC”) limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of March 31, 2019 and December 31, 2018, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K for additional information. We provide additional information on the composition of deposits under “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $9.1 billion to $335 million as of March 31, 2019 from December 31, 2018 driven by maturities of our short-term FHLB advances.
Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $520 million to $50.0 billion as of March 31, 2019 from December 31, 2018, primarily driven by securitized debt issuances outpacing maturities.

43	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2019 and 2018.
Table 30: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Securitized debt obligations	$1,500	—	$589	$1,250
Senior and subordinated notes	1,250	$3,250	1,750	2,600
FHLB advances	—	—	250	8,605
Total	$2,750	$3,250	$2,589	$12,455
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2019 and December 31, 2018.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2019			December 31, 2018
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of April 26, 2019, Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”) have us on a stable outlook.

MARKET RISK PROFILE
Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we provide additional information about our primary sources of market risk, our market risk management strategies and the measures we use to evaluate our market risk exposure.
Primary Market Risk Exposures
Our primary source of market risk is interest rate risk. We also have exposure to foreign exchange risk and commodity risk, both of which we believe are minimal after considering the impact of our associated risk management activities discussed below.
Interest Rate Risk
Interest rate risk, which represents exposure to instruments whose yield or price varies with the volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or re-pricing of assets and liabilities.

44	Capital One Financial Corporation (COF)

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
We measure our total exposure from non-dollar-denominated intercompany borrowings to our international businesses by regularly tracking the value of the loans made to our foreign operations and the associated forward foreign currency derivative contracts we use to hedge them. We apply a 1% U.S. dollar appreciation shock against these exposures to measure the impact to our consolidated statements of income from foreign exchange transaction risk. The intercompany borrowings to our international businesses were 722 million GBP and 756 million GBP as of March 31, 2019 and December 31, 2018, respectively, and 6.1 billion CAD and 6.5 billion CAD as of March 31, 2019 and December 31, 2018, respectively.
We measure our total exposure in non-dollar-denominated equity by regularly tracking the value of net equity invested in our foreign operations largely in the U.K. and Canada. Our measurement of net equity includes the impact of net investment hedges where applicable. We apply a 30% U.S. dollar appreciation shock against these net investment exposures, which we believe approximates a significant adverse foreign exchange movement over a one-year time horizon. Our gross equity exposures in our U.K. and Canadian operations were 1.7 billion GBP and 1.6 billion GBP as of March 31, 2019 and December 31, 2018, respectively, and 1.2 billion CAD as of both March 31, 2019 and December 31, 2018.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Risk related to Customer Accommodation Derivatives
We offer various interest rate, commodity and foreign currency derivatives as accommodation to our customers within our Commercial Banking business and offset the majority of these exposures through derivative transactions with other counterparties. These exposures are measured and monitored on a daily basis. As a result of offsetting our customer exposures with other counterparties, we believe our net exposure to customer accommodation derivatives is minimal.
We employ value-at-risk (“VaR”) as the primary method to both measure and monitor the market risk in our customer accommodation derivative activities. VaR is a statistical-based risk measure used to estimate the potential loss from adverse market movements in a normal market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. We use internal models to produce a daily VaR measure of the market risk of all customer accommodation derivative exposures.
For further information on our customer-related trading exposures, see “Note 9—Derivative Instruments and Hedging Activities.”
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities and mitigating the foreign exchange exposure of certain non-dollar-denominated equity or transactions. Derivatives are the primary tools that we use for managing interest rate and foreign exchange risk. Use of derivatives is included in our current market risk management policies. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets and have exposure to both bilateral and clearinghouse counterparties. Although the majority of our derivatives are interest rate swaps, we can also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our risk exposures, which are primarily interest rate, foreign currency and commodity risk. The outstanding notional amount of our derivative contracts increased to $219.0 billion as of March 31, 2019 from $212.5 billion as of December 31, 2018 primarily driven by an increase in our hedging and customer accommodation activities.

45	Capital One Financial Corporation (COF)

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
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. In instances where a 200 basis points decrease in rates would result in a rate less than 0%, we assume a rate of 0% in our 200 basis points decline scenario.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of free-standing interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points, +100 basis points, +50 basis points, -50 basis points, -100 basis points and -200 basis points to spot rates, with the lower rate scenario limited to zero as described above. At the current level of interest rates, our net interest income remains largely unchanged in most scenarios and decreases in the -200 basis points scenario.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity generally decreases as interest rates increase or decrease from the current levels.

46	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of March 31, 2019 and December 31, 2018.
Table 32: Interest Rate Sensitivity Analysis

	March 31, 2019	December 31, 2018
Estimated impact on projected baseline net interest income:
+200 basis points	0.0%	(0.8)%
+100 basis points	0.2	(0.2)
+50 basis points	0.3	0.0
–50 basis points	(0.6)	(0.3)
–100 basis points	(1.5)	(1.0)
–200 basis points	(4.1)	(3.7)
Estimated impact on economic value of equity:
+200 basis points	(6.5)	(7.1)
+100 basis points	(2.3)	(2.9)
+50 basis points	(0.8)	(1.2)
–50 basis points	(0.4)	0.2
–100 basis points	(2.7)	(0.8)
–200 basis points	(13.5)	(8.0)
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

47	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
On March 6, 2019, the Federal Reserve issued a final rule exempting certain banking institutions, including Capital One, from a potential qualitative objection under the Comprehensive Capital Analysis and Review (“CCAR”) process, beginning with the 2019 CCAR cycle. The qualitative review assesses the strength of a banking institution’s internal capital planning process, including the reasonableness of the assumptions, analysis and methodologies used to assess capital adequacy. The final rule states that a banking institution is no longer subject to a CCAR qualitative review if the institution’s capital plan has been subject to potential qualitative objection for four consecutive years and did not receive a qualitative objection in the last year. We satisfy these criteria. The final rule states that firms exempt from the public CCAR qualitative objection are still subject to the Federal Reserve’s regular supervisory assessments over the quality of a firm’s capital planning practices.
United Kingdom
The U.K.’s exit (“Brexit”) from the European Union (“EU”) has been extended beyond the originally agreed exit date of March 29, 2019 by agreement between the U.K. and the rest of the EU to October 31, 2019. This new deadline does not preclude the U.K.’s leaving before that date if a withdrawal agreement has been ratified by the U.K. Parliament at any time before October 31. It still remains unclear what the precise terms of any withdrawal agreement will be, and whether in fact the U.K. will exit by the new deadline. The effects of Brexit on Capital One (Europe) plc’s (“COEP”) operations are currently unclear. See “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K for more discussion of the risks associated with Brexit.
We provided additional information on our Supervision and Regulation in our 2018 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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

•	our ability to manage effectively our capital and liquidity;

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

48	Capital One Financial Corporation (COF)

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

49	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2019	December 31, 2018
Tangible Common Equity (Period-End):
Stockholders’ equity	$53,481	$51,668
Goodwill and intangible assets(1)	(14,904)	(14,941)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$34,217	$32,367
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$52,720	$51,114
Goodwill and intangible assets(1)	(14,932)	(14,953)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$33,428	$31,801
Tangible Assets (Period-End):
Total assets	$373,191	$372,538
Goodwill and intangible assets(1)	(14,904)	(14,941)
Tangible assets	$358,287	$357,597
Tangible Assets (Quarterly Average):
Total assets	$370,394	$365,243
Goodwill and intangible assets(1)	(14,932)	(14,953)
Tangible assets	$355,462	$350,290
Non-GAAP Ratio:
TCE(2)	9.6%	9.1%
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

50	Capital One Financial Corporation (COF)

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
Brexit: United Kingdom’s exit from the European Union.
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
CECL: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. This guidance is effective for us on January 1, 2020, with early adoption permitted no earlier than January 1, 2019.
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

51	Capital One Financial Corporation (COF)

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

52	Capital One Financial Corporation (COF)

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
Option-ARM loans: The option-ARM real estate loan product is an adjustable-rate mortgage (“ARM”) loan that initially provides the borrower with the monthly option to make a fully-amortizing, interest-only or minimum fixed payment. After the initial payment option period, usually five years, the recalculated minimum payment represents a fully-amortizing principal and interest payment that would effectively repay the loan by the end of its contractual term.
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

53	Capital One Financial Corporation (COF)

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
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
COSO: Committee of Sponsoring Organizations of the Treadway Commission
CVA: Credit valuation adjustment
DVA: Debit valuation adjustment
EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act
EU: European Union
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: U.K. Financial Conduct Authority
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FHLB: Federal Home Loan Banks
Fitch: Fitch Ratings
FOS: Financial Ombudsman Service
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GAAP: Generally accepted accounting principles in the U.S.
GBP: Great British pound
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income

55	Capital One Financial Corporation (COF)

OTC: Over-the-counter
OTTI: Other-than-temporary impairment
PCA: Prompt corrective action
PCAOB: Public Company Accounting Oversight Board (United States)
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
REO: Real estate owned
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SEF: Swap execution facility
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

56	Capital One Financial Corporation (COF)

57	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2019	2018
Interest income:
Loans, including loans held for sale	$6,368	$6,134
Investment securities	655	452
Other	69	51
Total interest income	7,092	6,637
Interest expense:
Deposits	817	539
Securitized debt obligations	143	107
Senior and subordinated notes	314	251
Other borrowings	27	22
Total interest expense	1,301	919
Net interest income	5,791	5,718
Provision for credit losses	1,693	1,674
Net interest income after provision for credit losses	4,098	4,044
Non-interest income:
Interchange fees, net	758	643
Service charges and other customer-related fees	353	432
Net securities gains	24	8
Other	157	108
Total non-interest income	1,292	1,191
Non-interest expense:
Salaries and associate benefits	1,573	1,520
Occupancy and equipment	493	490
Marketing	517	414
Professional services	291	210
Communications and data processing	303	306
Amortization of intangibles	30	44
Other	464	589
Total non-interest expense	3,671	3,573
Income from continuing operations before income taxes	1,719	1,662
Income tax provision	309	319
Income from continuing operations, net of tax	1,410	1,343
Income from discontinued operations, net of tax	2	3
Net income	1,412	1,346
Dividends and undistributed earnings allocated to participating securities	(12)	(10)
Preferred stock dividends	(52)	(52)
Net income available to common stockholders	$1,348	$1,284
Basic earnings per common share:
Net income from continuing operations	$2.87	$2.63
Income from discontinued operations	0.00	0.01
Net income per basic common share	$2.87	$2.64
Diluted earnings per common share:
Net income from continuing operations	$2.86	$2.61
Income from discontinued operations	0.00	0.01
Net income per diluted common share	$2.86	$2.62

58	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net income	$1,412	$1,346
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	292	(585)
Net changes in securities held to maturity	6	425
Net unrealized gains (losses) on cash flow hedges	277	(318)
Foreign currency translation adjustments	30	7
Other	(2)	(1)
Other comprehensive income (loss), net of tax	603	(472)
Comprehensive income	$2,015	$874

See Notes to Consolidated Financial Statements.
59	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,572	$4,768
Interest-bearing deposits and other short-term investments	12,897	8,418
Total cash and cash equivalents	17,469	13,186
Restricted cash for securitization investors	1,969	303
Investment securities:
Securities available for sale	45,888	46,150
Securities held to maturity	36,503	36,771
Total investment securities	82,391	82,921
Loans held for investment:
Unsecuritized loans held for investment	208,591	211,702
Loans held in consolidated trusts	31,682	34,197
Total loans held for investment	240,273	245,899
Allowance for loan and lease losses	(7,313)	(7,220)
Net loans held for investment	232,960	238,679
Loans held for sale, at lower of cost or fair value	905	1,192
Premises and equipment, net	4,205	4,191
Interest receivable	1,615	1,614
Goodwill	14,546	14,544
Other assets	17,131	15,908
Total assets	$373,191	$372,538

Liabilities:
Interest payable	$382	$458
Deposits:
Non-interest-bearing deposits	24,908	23,483
Interest-bearing deposits	230,199	226,281
Total deposits	255,107	249,764
Securitized debt obligations	19,273	18,307
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	335	352
Senior and subordinated notes	30,645	30,826
Other borrowings	105	9,420
Total other debt	31,085	40,598
Other liabilities	13,863	11,743
Total liabilities	319,710	320,870
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both March 31, 2019 and December 31, 2018)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 670,648,404 and 667,969,069 shares issued as of March 31, 2019 and December 31, 2018, respectively, 469,596,514 and 467,717,306 shares outstanding as of March 31, 2019 and December 31, 2018, respectively)	7	7
Additional paid-in capital, net	32,160	32,040
Retained earnings	37,030	35,875
Accumulated other comprehensive loss	(660)	(1,263)
Treasury stock, at cost (par value $.01 per share; 201,051,890 and 200,251,763 shares as of March 31, 2019 and December 31, 2018, respectively)	(15,056)	(14,991)
Total stockholders’ equity	53,481	51,668
Total liabilities and stockholders’ equity	$373,191	$372,538

See Notes to Consolidated Financial Statements.
60	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						1,412	603		2,015
Dividends—common stock(1)			32,700	0	3	(194)			(191)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(65)	(65)
Issuances of common stock and restricted stock, net of forfeitures			2,641,635	0	52				52
Exercises of stock options			5,000	0	0				0
Compensation expense for restricted stock units and stock options					65				65
Balance as of March 31, 2019	4,475,000	$0	670,648,404	$7	$32,160	$37,030	$(660)	$(15,056)	$53,481

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						1,346	(472)		874
Dividends—common stock(1)			22,467	0	2	(199)			(197)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(273)	(273)
Issuances of common stock and restricted stock, net of forfeitures			2,452,786	0	49				49
Exercises of stock options and warrants			675,871	0	14				14
Compensation expense for restricted stock awards, restricted stock units and stock options					58				58
Balance as of March 31, 2018	4,475,000	$0	664,876,051	$7	$31,779	$31,996	$(1,599)	$(12,980)	$49,203
__________

(1)	In both the first quarters of 2019 and 2018, we declared dividend per share on our common stock of $0.40.

See Notes to Consolidated Financial Statements.
61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Operating activities:
Income from continuing operations, net of tax	$1,410	$1,343
Income from discontinued operations, net of tax	2	3
Net income	1,412	1,346
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,693	1,674
Depreciation and amortization, net	704	550
Deferred tax provision	61	40
Net securities gains	(24)	(8)
Gain on sales of loans	(6)	(27)
Stock-based compensation expense	72	67
Loans held for sale:
Originations and purchases	(1,877)	(1,916)
Proceeds from sales and paydowns	2,467	1,273
Changes in operating assets and liabilities:
Changes in interest receivable	(1)	40
Changes in other assets	899	267
Changes in interest payable	(76)	(60)
Changes in other liabilities	(443)	(1,639)
Net cash from operating activities	4,881	1,607
Investing activities:
Securities available for sale:
Purchases	(2,879)	(3,838)
Proceeds from paydowns and maturities	1,526	1,819
Proceeds from sales	3,074	1,058
Securities held to maturity:
Purchases	(365)	(3,239)
Proceeds from paydowns and maturities	619	541
Loans:
Net changes in loans held for investment	2,969	3,989
Principal recoveries of loans previously charged off	674	658
Net purchases of premises and equipment	(183)	(205)
Net cash from other investing activities	(422)	(101)
Net cash from investing activities	5,013	682

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Financing activities:
Deposits and borrowings:
Changes in deposits	$5,243	$7,290
Issuance of securitized debt obligations	1,496	0
Maturities and paydowns of securitized debt obligations	(589)	(1,250)
Issuance of senior and subordinated notes and long-term FHLB advances	1,243	3,234
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(2,000)	(11,206)
Changes in other borrowings	(9,082)	67
Common stock:
Net proceeds from issuances	52	49
Dividends paid	(191)	(197)
Preferred stock:
Dividends paid	(52)	(52)
Purchases of treasury stock	(65)	(273)
Proceeds from share-based payment activities	0	14
Net cash from financing activities	(3,945)	(2,324)
Changes in cash, cash equivalents and restricted cash for securitization investors	5,949	(35)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,489	14,352
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$19,438	$14,317
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$358	$177
Interest paid	1,248	936
Income tax paid	70	53

See Notes to Consolidated Financial Statements.
62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2019, our principal subsidiaries included:

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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”).

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Adopted Accounting Standards

Standard	Guidance	Adoption Timing and Financial Statements Impacts
Premium Amortization on Callable Debt
Accounting Standards Update (“ASU”) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
Issued March 2017
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
Upon adoption, we recorded a lease liability of $1.9 billion and right of use asset of $1.6 billion, which is net of other lease-related balances.

Accounting Standards Issued but Not Adopted as of March 31, 2019

Standard	Guidance	Adoption Timing and Financial Statements Impacts
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
We have established a company-wide, cross-functional governance structure for our implementation of this standard. We continue to evaluate industry accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes, systems and controls. We have commenced limited parallel testing and expect to perform multiple tests of our full end-to-end allowance process prior to adopting the standard.

We continue to assess the potential impact on our consolidated financial statements, related disclosures and regulatory capital.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—LEASES
Leases
In the first quarter of 2019, we adopted ASU No. 2016-02, Leases (Topic 842). See “Note 1—Summary of Significant Accounting Policies” for the impacts upon adoption. Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2071 without taking into consideration available renewal options, and many of them require variable lease payments by us, of property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.
Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheet. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain premises and sublease income is included in other non-interest income.
The following tables present our operating lease portfolio and related lease costs as of and for the three months ended March 31, 2019.
Table 2.1 Operating Lease Portfolio

(Dollars in millions)	March 31, 2019
Right-of-use assets	$1,547
Lease liabilities	1,836
Weighted average remaining lease term	9.2 years
Weighted average discount rate	3.3%
Table 2.2 Total Operating Lease Expense and Other Information

(Dollars in millions)	Three Months Ended March 31, 2019
Operating lease cost	$65
Variable lease cost	11
Total lease cost	76
Sublease income	(6)
Net lease cost	$70
Cash paid for amounts included in the measurement of lease liabilities	$82
Right-of-use assets obtained in exchange for lease liabilities	15
Right-of-use assets recognized upon adoption of new lease standard	1,601

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of March 31, 2019.
Table 2.3 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	March 31, 2019
2019	$230
2020	296
2021	266
2022	240
2023	211
Thereafter	928
Total undiscounted lease payments	2,171
Less: Imputed interest	(335)
Total lease liabilities	$1,836

As of March 31, 2019, we had approximately $79 million and $83 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted average remaining lease term of 6.6 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings on our consolidated balance sheets. We recognized $5 million of total finance lease expense for the three months ended March 31, 2019.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities as of both March 31, 2019 and December 31, 2018.
We classify investment securities as either available for sale or held to maturity. As of March 31, 2019 and December 31, 2018, we had investment securities available for sale of $45.9 billion and $46.2 billion, respectively, and securities held to maturity of $36.5 billion and $36.8 billion, respectively.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2019 and December 31, 2018.
Table 3.1: Investment Securities Available for Sale

	March 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,136	$1	$(10)	$4,127
RMBS:
Agency	33,621	111	(587)	33,145
Non-agency	1,404	318	(2)	1,720
Total RMBS	35,025	429	(589)	34,865
Agency CMBS	5,346	24	(48)	5,322
Other securities(1)	1,575	3	(4)	1,574
Total investment securities available for sale	$46,082	$457	$(651)	$45,888

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,146	$15	$(17)	$6,144
RMBS:
Agency	32,710	62	(869)	31,903
Non-agency	1,440	304	(2)	1,742
Total RMBS	34,150	366	(871)	33,645
Agency CMBS	4,806	11	(78)	4,739
Other securities(1)	1,626	2	(6)	1,622
Total investment securities available for sale	$46,728	$394	$(972)	$46,150
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of March 31, 2019 and December 31, 2018.
Table 3.2: Investment Securities Held to Maturity

	March 31, 2019
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$32,899	$(231)	$32,668	$608	$(169)	$33,107
Agency CMBS	3,848	(13)	3,835	50	(37)	3,848
Total investment securities held to maturity	$36,747	$(244)	$36,503	$658	$(206)	$36,955

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$33,299	$(238)	$33,061	$293	$(377)	$32,977
Agency CMBS	3,723	(13)	3,710	21	(89)	3,642
Total investment securities held to maturity	$37,022	$(251)	$36,771	$314	$(466)	$36,619

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018.
Table 3.3: Securities in a Gross Unrealized Loss Position

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,583	$(5)	$1,085	$(5)	$3,668	$(10)
RMBS:
Agency	1,666	(8)	21,986	(579)	23,652	(587)
Non-agency	61	(1)	9	(1)	70	(2)
Total RMBS	1,727	(9)	21,995	(580)	23,722	(589)
Agency CMBS	499	(2)	2,396	(46)	2,895	(48)
Other securities	309	(1)	475	(3)	784	(4)
Total investment securities available for sale in a gross unrealized loss position	$5,118	$(17)	$25,951	$(634)	$31,069	$(651)

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,543	$(3)	$1,076	$(14)	$3,619	$(17)
RMBS:
Agency	7,863	(260)	18,118	(609)	25,981	(869)
Non-agency	89	(2)	10	0	99	(2)
Total RMBS	7,952	(262)	18,128	(609)	26,080	(871)
Agency CMBS	2,004	(31)	1,540	(47)	3,544	(78)
Other securities	244	(1)	678	(5)	922	(6)
Total investment securities available for sale in a gross unrealized loss position	$12,743	$(297)	$21,422	$(675)	$34,165	$(972)

As of March 31, 2019, the amortized cost of approximately 1,130 securities available for sale exceeded their fair value by $651 million, of which $634 million related to securities that had been in a loss position for 12 months or longer. As of March 31, 2019, the carrying value of approximately 250 securities classified as held to maturity exceeded their fair value by $206 million.
Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of March 31, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.4: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2019
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$448	$294	$3,385	$0	$4,127
RMBS(1):
Agency	7	21	780	32,337	33,145
Non-agency	0	0	0	1,720	1,720
Total RMBS	7	21	780	34,057	34,865
Agency CMBS(1)	10	1,684	2,380	1,248	5,322
Other securities	247	1,037	272	18	1,574
Total securities available for sale	$712	$3,036	$6,817	$35,323	$45,888
Amortized cost of securities available for sale	$713	$3,053	$6,814	$35,502	$46,082
Weighted-average yield for securities available for sale	1.57%	2.46%	2.71%	3.30%	3.13%
Carrying value of securities held to maturity:
Agency RMBS(1)	$0	$0	$89	$32,579	$32,668
Agency CMBS(1)	0	68	676	3,091	3,835
Total securities held to maturity	$0	$68	$765	$35,670	$36,503
Fair value of securities held to maturity	$0	$70	$773	$36,112	$36,955
Weighted-average yield for securities held to maturity	N/A	3.55%	3.16%	3.37%	3.36%
__________

(1)	As of March 31, 2019, the weighted-average expected maturities of RMBS and Agency CMBS are 5.9 years and 5.6 years, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of March 31, 2019, we had sold all securities previously designated with the intent to sell, and did not intend to sell, nor believe that we will be required to sell, any other security in an unrealized loss position prior to the recovery of its amortized cost basis.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the three months ended March 31, 2019 and 2018. We did not recognize any OTTI and did not sell any investment securities that are classified as held to maturity for the three months ended March 31, 2019 and 2018.
Table 3.5: Realized Gains on Securities

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Realized gains:
Gross realized gains	$24	$8
Net securities gains	$24	$8
Total proceeds from sales	$3,074	$1,058
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $140 million as of both March 31, 2019 and December 31, 2018.
Securities Pledged and Received
We pledged securities available for sale and held to maturity totaling $15.9 billion and $16.3 billion as of March 31, 2019 and December 31, 2018, respectively. These securities are pledged to primarily secure FHLB advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of $1 million as of both March 31, 2019 and December 31, 2018, primarily related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of March 31, 2019 and December 31, 2018.
Table 3.6: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	March 31, 2019	December 31, 2018
Outstanding balance	$1,723	$1,784
Carrying value	1,522	1,537
Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three months ended March 31, 2019 and 2018.
Table 3.7: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Accretable yield, beginning of period	$698	$826
Accretion recognized in earnings	(43)	(39)
Reduction due to payoffs, disposals, transfers and other	(1)	(1)
Net reclassifications (to) from nonaccretable difference	(18)	8
Accretable yield, end of period	$636	$794

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans and in prior periods also consisted of home loans. Commercial banking loans primarily consist of commercial and multifamily real estate as well as commercial and industrial loans. We sold all of our consumer home loan portfolio and the related servicing during 2018. The information presented in this section excludes loans held for sale, which are carried at lower of cost or fair value.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of commercial loans.
The table below presents the composition and an aging analysis of our loans held for investment portfolio as of March 31, 2019 and December 31, 2018. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2019
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$97,295	$1,029	$780	$1,948	$3,757	$0	$101,052
International card businesses	8,451	124	78	131	333	0	8,784
Total credit card	105,746	1,153	858	2,079	4,090	0	109,836
Consumer Banking:
Auto	52,921	2,321	971	231	3,523	0	56,444
Retail banking	2,755	21	6	19	46	3	2,804
Total consumer banking	55,676	2,342	977	250	3,569	3	59,248
Commercial Banking:
Commercial and multifamily real estate	28,881	37	33	11	81	22	28,984
Commercial and industrial	41,662	217	84	133	434	101	42,197
Total commercial lending	70,543	254	117	144	515	123	71,181
Small-ticket commercial real estate	1	1	0	6	7	0	8
Total commercial banking	70,544	255	117	150	522	123	71,189
Total loans(1)	$231,966	$3,750	$1,952	$2,479	$8,181	$126	$240,273
% of Total loans	96.5%	1.6%	0.8%	1.0%	3.4%	0.1%	100.0%

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$103,014	$1,270	$954	$2,111	$4,335	$1	$107,350
International card businesses	8,678	127	78	128	333	0	9,011
Total credit card	111,692	1,397	1,032	2,239	4,668	1	116,361
Consumer Banking:
Auto	52,032	2,624	1,326	359	4,309	0	56,341
Retail banking	2,809	23	8	20	51	4	2,864
Total consumer banking	54,841	2,647	1,334	379	4,360	4	59,205
Commercial Banking:
Commercial and multifamily real estate	28,737	101	20	19	140	22	28,899
Commercial and industrial	40,704	135	43	101	279	108	41,091
Total commercial lending	69,441	236	63	120	419	130	69,990
Small-ticket commercial real estate	336	2	1	4	7	0	343
Total commercial banking	69,777	238	64	124	426	130	70,333
Total loans(1)	$236,310	$4,282	$2,430	$2,742	$9,454	$135	$245,899
% of Total loans	96.1%	1.7%	1.0%	1.1%	3.8%	0.1%	100.0%
__________

(1)
Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $870 million and $818 million as of March 31, 2019 and December 31, 2018, respectively.

We pledged loan collateral of $15.3 billion and $15.8 billion to secure a portion of our FHLB borrowing capacity of $18.8 billion and $19.3 billion as of March 31, 2019 and December 31, 2018, respectively. We also pledged loan collateral of $8.4 billion and $9.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $7.0 billion and $7.6 billion as of March 31, 2019 and December 31, 2018, respectively. In addition to loans pledged, we securitized a portion of our credit card loans. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of March 31, 2019 and December 31, 2018. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,948	N/A	$2,111	N/A
International card businesses	124	$23	122	$22
Total credit card	2,072	23	2,233	22
Consumer Banking:
Auto	0	321	0	449
Retail banking	0	31	0	30
Total consumer banking	0	352	0	479

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$0	$69	$0	$83
Commercial and industrial	38	301	0	223
Total commercial lending	38	370	0	306
Small-ticket commercial real estate	0	8	0	6
Total commercial banking	38	378	0	312
Total	$2,110	$753	$2,233	$813
% of Total loans held for investment	0.9%	0.3%	0.9%	0.3%

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
The table below displays the geographic profile of our credit card loan portfolio as of March 31, 2019 and December 31, 2018.
Table 4.3: Credit Card Risk Profile by Geographic Region

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$10,978	10.0%	$11,591	10.0%
Texas	7,782	7.1	8,173	7.0
New York	6,948	6.3	7,400	6.4
Florida	6,755	6.2	7,086	6.1
Illinois	4,443	4.0	4,761	4.1
Pennsylvania	4,256	3.9	4,575	3.9
Ohio	3,676	3.3	3,967	3.4
New Jersey	3,420	3.1	3,641	3.1
Michigan	3,303	3.0	3,544	3.0
Other	49,491	45.1	52,612	45.3
Total domestic credit card	101,052	92.0	107,350	92.3
International card businesses:
Canada	5,832	5.3	6,023	5.1
United Kingdom	2,952	2.7	2,988	2.6
Total international card businesses	8,784	8.0	9,011	7.7
Total credit card	$109,836	100.0%	$116,361	100.0%

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs for the three months ended March 31, 2019 and 2018.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card	$1,294	5.04%	$1,321	5.26%
International card businesses	70	3.20	56	2.49
Total credit card	$1,364	4.90	$1,377	5.03
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

Consumer Banking
Our consumer banking loan portfolio consists of auto and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key indicators we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio as of March 31, 2019 and December 31, 2018.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,256	12.2%	$7,264	12.3%
California	6,416	10.8	6,352	10.7
Florida	4,645	7.8	4,623	7.8
Georgia	2,638	4.5	2,665	4.5
Ohio	2,521	4.3	2,502	4.2
Pennsylvania	2,161	3.6	2,167	3.7
Illinois	2,156	3.6	2,171	3.7
Louisiana	2,134	3.6	2,174	3.7
Other	26,517	44.9	26,423	44.6
Total auto	56,444	95.3	56,341	95.2
Retail banking:
New York	827	1.4	837	1.4
Louisiana	753	1.3	772	1.3
Texas	628	1.0	647	1.1
New Jersey	193	0.3	201	0.3
Maryland	159	0.3	161	0.3
Virginia	134	0.2	137	0.2
Other	110	0.2	109	0.2
Total retail banking	2,804	4.7	2,864	4.8
Total consumer banking	$59,248	100.0%	$59,205	100.0%

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs in our consumer banking loan portfolio for the three months ended March 31, 2019 and 2018, as well as nonperforming loans as of March 31, 2019 and December 31, 2018.
Table 4.6: Consumer Banking Net Charge-Offs (Recoveries) and Nonperforming Loans

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs (recoveries):
Auto	$203	1.44%	$208	1.53%
Retail banking	18	2.56	16	1.89
Home loan	0	0.00	(1)	(0.03)
Total consumer banking	$221	1.49	$223	1.19

	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(2)	Amount	Rate(2)
Nonperforming loans:
Auto	$321	0.57%	$449	0.80%
Retail banking	31	1.10	30	1.04
Total consumer banking	$352	0.59	$479	0.81
__________

(1)	Net charge-off (recovery) rate is calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of March 31, 2019 and December 31, 2018.
Table 4.7: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	March 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,559	53.6%	$7,714	18.3%	$5	62.5%	$23,278	32.7%
Mid-Atlantic	3,366	11.6	4,818	11.4	0	0.0	8,184	11.5
South	4,566	15.8	15,134	35.9	1	12.5	19,701	27.7
Other	5,493	19.0	14,531	34.4	2	25.0	20,026	28.1
Total	$28,984	100.0%	$42,197	100.0%	$8	100.0%	$71,189	100.0%
Internal risk rating:(2)
Noncriticized	$28,148	97.1%	$40,446	95.9%	$0	0.0%	$68,594	96.4%
Criticized performing	745	2.6	1,349	3.2	0	0.0	2,094	2.9
Criticized nonperforming	69	0.2	301	0.7	8	100.0	378	0.5
PCI loans	22	0.1	101	0.2	0	0.0	123	0.2
Total	$28,984	100.0%	$42,197	100.0%	$8	100.0%	$71,189	100.0%

	December 31, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,562	53.8%	$7,573	18.4%	$213	62.1%	$23,348	33.2%
Mid-Atlantic	3,410	11.8	4,710	11.5	12	3.5	8,132	11.6
South	4,247	14.7	15,367	37.4	20	5.8	19,634	27.9
Other	5,680	19.7	13,441	32.7	98	28.6	19,219	27.3
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
Internal risk rating:(2)
Noncriticized	$28,239	97.7%	$39,468	96.1%	$336	98.0%	$68,043	96.8%
Criticized performing	555	1.9	1,292	3.1	1	0.3	1,848	2.6
Criticized nonperforming	83	0.3	223	0.5	6	1.7	312	0.4
PCI loans	22	0.1	108	0.3	0	0.0	130	0.2
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
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
Impaired Loans
The following table presents information on our impaired loans as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following tables.

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.8: Impaired Loans

	March 31, 2019
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$659	$0	$659	$172	$487	$648
International card businesses	198	0	198	98	100	192
Total credit card(1)	857	0	857	270	587	840
Consumer Banking:
Auto	308	37	345	28	317	446
Retail banking	53	0	53	4	49	60
Total consumer banking	361	37	398	32	366	506
Commercial Banking:
Commercial and multifamily real estate	47	60	107	3	104	110
Commercial and industrial	423	146	569	65	504	684
Total commercial lending	470	206	676	68	608	794
Small-ticket commercial real estate	0	7	7	0	7	9
Total commercial banking	470	213	683	68	615	803
Total	$1,688	$250	$1,938	$370	$1,568	$2,149

	December 31, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$666	$0	$666	$186	$480	$654
International card businesses	189	0	189	91	98	183
Total credit card(1)	855	0	855	277	578	837
Consumer Banking:
Auto(2)	301	38	339	22	317	420
Retail banking	42	12	54	5	49	60
Total consumer banking	343	50	393	27	366	480
Commercial Banking:
Commercial and multifamily real estate	92	28	120	5	115	121
Commercial and industrial	301	169	470	29	441	593
Total commercial lending	393	197	590	34	556	714
Small-ticket commercial real estate	0	6	6	0	6	9
Total commercial banking	393	203	596	34	562	723
Total	$1,591	$253	$1,844	$338	$1,506	$2,040

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$663	$15	$646	$16
International card businesses	193	4	178	3
Total credit card(1)	856	19	824	19
Consumer Banking:
Auto(2)	342	10	456	13
Home loan	0	0	229	1
Retail banking	54	0	61	0
Total consumer banking	396	10	746	14
Commercial Banking:
Commercial and multifamily real estate	113	0	106	1
Commercial and industrial	520	4	733	6
Total commercial lending	633	4	839	7
Small-ticket commercial real estate	6	0	6	0
Total commercial banking	639	4	845	7
Total	$1,891	$33	$2,415	$40
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	2018 amounts include certain TDRs that were recorded as other assets on our consolidated balance sheets.
Troubled Debt Restructurings
Total recorded TDRs were $1.7 billion and $1.6 billion as of March 31, 2019 and December 31, 2018, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion as of both March 31, 2019 and December 31, 2018. TDRs classified as performing in our commercial banking loan portfolio totaled $300 million and $282 million as of March 31, 2019 and December 31, 2018, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $232 million and $256 million as of March 31, 2019 and December 31, 2018, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three months ended March 31, 2019 and 2018.

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended March 31, 2019
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$98	100%	16.42%	0%	0
International card businesses	47	100	27.59	0	0
Total credit card	145	100	20.04	0	0
Consumer Banking:
Auto	72	37	3.83	91	7
Retail banking	1	15	13.01	85	6
Total consumer banking	73	37	3.88	91	7
Commercial Banking:
Commercial and multifamily real estate	34	100	0.00	0	0
Commercial and industrial	21	0	0.00	0	0
Total commercial lending	55	62	0.00	0	0
Small-ticket commercial real estate	0	0	0.00	0	0
Total commercial banking	55	61	0.00	0	0
Total	$273	75	14.64	24	7

	Total Loans Modified(1)	Three Months Ended March 31, 2018
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$113	100%	15.73%	0%	0
International card businesses	50	100	26.86	0	0
Total credit card	163	100	19.17	0	0
Consumer Banking:
Auto(3)	62	52	3.76	91	7
Home loan	6	28	1.78	83	214
Retail banking	2	11	10.22	81	5
Total consumer banking	70	49	3.71	90	23
Commercial Banking:
Commercial and multifamily real estate	2	0	0.00	100	7
Commercial and industrial	11	0	0.00	100	11
Total commercial lending	13	0	0.00	100	11
Small-ticket commercial real estate	2	0	0.00	0	0
Total commercial banking	15	0	0.00	85	11
Total	$248	80	16.50	30	21

82	Capital One Financial Corporation (COF)

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
Table 4.10: TDRs—Subsequent Defaults

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	14,027	$29	16,339	$34
International card businesses	16,706	28	13,939	26
Total credit card	30,733	57	30,278	60
Consumer Banking:
Auto	1,105	13	1,807	21
Home loan	0	0	3	1
Retail banking	8	0	8	0
Total consumer banking	1,113	13	1,818	22
Commercial Banking:
Commercial and industrial	0	0	6	35
Total commercial lending	0	0	6	35
Total commercial banking	0	0	6	35
Total	31,846	$70	32,102	$117

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for further discussion of the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2019 and 2018.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(1,782)	(471)	(20)	(2,273)
Recoveries(1)	418	250	6	674
Net charge-offs	(1,364)	(221)	(14)	(1,599)
Provision for loan and lease losses	1,389	235	60	1,684
Allowance build for loan and lease losses	25	14	46	85
Other changes(2)	8	0	0	8
Balance as of March 31, 2019	5,568	1,062	683	7,313
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	0	9	9
Balance as of March 31, 2019	0	4	127	131
Combined allowance and reserve as of March 31, 2019	$5,568	$1,066	$810	$7,444

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(1,825)	(431)	(21)	1	(2,276)
Recoveries(1)	448	208	2	0	658
Net charge-offs	(1,377)	(223)	(19)	1	(1,618)
Provision (benefit) for loan and lease losses	1,456	234	(5)	(1)	1,684
Allowance build (release) for loan and lease losses	79	11	(24)	0	66
Other changes(2)	(1)	0	0	0	(1)
Balance as of March 31, 2018	5,726	1,253	587	1	7,567
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Benefit for losses on unfunded lending commitments	0	(1)	(9)	0	(10)
Balance as of March 31, 2018	0	6	108	0	114
Combined allowance and reserve as of March 31, 2018	$5,726	$1,259	$695	$1	$7,681

83	Capital One Financial Corporation (COF)

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
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of March 31, 2019 and December 31, 2018. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for further discussion of allowance methodologies for each of the loan portfolios.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	March 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,298	$1,030	$615	$6,943
Asset-specific	270	32	68	370
Total allowance for loan and lease losses	$5,568	$1,062	$683	$7,313
Loans held for investment:
Collectively evaluated	$108,979	$58,847	$70,383	$238,209
Asset-specific	857	398	683	1,938
PCI loans	0	3	123	126
Total loans held for investment	$109,836	$59,248	$71,189	$240,273
Allowance coverage ratio(1)	5.07%	1.79%	0.96%	3.04%

	December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,258	$1,021	$603	$6,882
Asset-specific	277	27	34	338
Total allowance for loan and lease losses	$5,535	$1,048	$637	$7,220
Loans held for investment:
Collectively evaluated	$115,505	$58,808	$69,607	$243,920
Asset-specific	855	393	596	1,844
PCI loans	1	4	130	135
Total loans held for investment	$116,361	$59,205	$70,333	$245,899
Allowance coverage ratio(1)	4.76%	1.77%	0.91%	2.94%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners, which are netted against our allowance for loan and lease losses, result in reductions to net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2019 and 2018.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Estimated reimbursements from partners, beginning of period	$379	380
Amounts due from partners which reduced net charge-offs	(108)	(97)
Amounts estimated to be charged to partners which reduced provision for credit losses	171	105
Estimated reimbursements from partners, end of period	$442	$388

85	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2019 and December 31, 2018. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$32,729	$19,809	$0	$0	$0
Home loan securitizations	0	0	175	32	496
Total securitization-related VIEs	32,729	19,809	175	32	496
Other VIEs:(2)
Affordable housing entities	242	13	4,395	1,323	4,395
Entities that provide capital to low-income and rural communities	1,728	108	0	0	0
Other	0	0	530	0	530
Total other VIEs	1,970	121	4,925	1,323	4,925
Total VIEs	$34,699	$19,930	$5,100	$1,355	$5,421

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,574	$18,885	$0	$0	$0
Home loan securitizations	0	0	211	74	554
Total securitization-related VIEs	33,574	18,885	211	74	554
Other VIEs:(2)
Affordable housing entities	243	17	4,238	1,303	4,238
Entities that provide capital to low-income and rural communities	1,739	117	0	0	0
Other	0	0	353	0	353
Total other VIEs	1,982	134	4,591	1,303	4,591
Total VIEs	$35,556	$19,019	$4,802	$1,377	$5,145
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $845 million of liabilities as of March 31, 2019 and $2.3 billion of assets and $811 million of liabilities as of December 31, 2018.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2019 and December 31, 2018.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Mortgages
March 31, 2019:
Securities held by third-party investors	$19,273	$1,183
Receivables in the trust	31,682	1,209
Cash balance of spread or reserve accounts	0	116
Retained interests	Yes	Yes
Servicing retained	Yes	Yes(1)
December 31, 2018:
Securities held by third-party investors	$18,307	$1,276
Receivables in the trust	34,197	1,305
Cash balance of spread or reserve accounts	0	116
Retained interests	Yes	Yes
Servicing retained	Yes	Yes(1)
__________

(1)	We retain servicing on a portion of our remaining mortgage loans in mortgage securitizations.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2019 and 2018, we recognized amortization of $143 million and $124 million, respectively, and tax credits of $171 million and $146 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.3 billion and $4.2 billion as of March 31, 2019 and December 31, 2018, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion as of both March 31, 2019 and December 31, 2018 and is largely expected to be paid from 2019 to 2021.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.4 billion and $4.2 billion as of March 31, 2019 and December 31, 2018, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.8 billion as of both March 31, 2019 and December 31, 2018, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.7 billion as of both March 31, 2019 and December 31, 2018, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $530 million and $353 million as of March 31, 2019 and December 31, 2018, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of March 31, 2019 and December 31, 2018. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,546	N/A	$14,546
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,102	$(1,973)	129
Core deposit intangibles	209	(209)	0
Other(1)	217	(123)	94
Total intangible assets	2,528	(2,305)	223
Total goodwill and intangible assets	$17,074	$(2,305)	$14,769
Commercial MSRs(2)	$482	$(199)	$283

	December 31, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,544	N/A	$14,544
Intangible assets:
PCCR intangibles	2,102	$(1,952)	150
Core deposit intangibles	1,149	(1,148)	1
Other(1)	271	(168)	103
Total intangible assets	3,522	(3,268)	254
Total goodwill and intangible assets	$18,066	$(3,268)	$14,798
Commercial MSRs(2)	$459	$(185)	$274
__________

(1)	Primarily consists of intangibles for sponsorship relationships, partnership and other contract intangibles and trade name intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $30 million and $44 million for the three months ended March 31, 2019 and 2018, respectively.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of March 31, 2019 and December 31, 2018.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2018	$5,060	$4,600	$4,884	$14,544
Other adjustments(1)	2	0	0	2
Balance as of March 31, 2019	$5,062	$4,600	$4,884	$14,546
__________

(1)	Represents foreign currency translation adjustments.

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DEPOSITS AND BORROWINGS
Our deposits represent our largest source of funding for our assets and operations, which include checking accounts, money market deposits, negotiable order of withdrawals, savings deposits and time deposits. We also use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2019 and December 31, 2018. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2019	December 31, 2018
Deposits:
Non-interest-bearing deposits	$24,908	$23,483
Interest-bearing deposits(1)	230,199	226,281
Total deposits	$255,107	$249,764
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$335	$352
FHLB advances	0	9,050
Total short-term borrowings	$335	$9,402

	March 31, 2019				December 31, 2018
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2019-2025	1.33% - 3.34%	2.34%	$19,273	$18,307
Senior and subordinated notes:
Fixed unsecured senior debt	2019-2028	1.85 - 4.75	3.13	23,027	23,290
Floating unsecured senior debt	2019-2023	3.10 - 3.90	3.48	2,993	2,993
Total unsecured senior debt			3.17	26,020	26,283
Fixed unsecured subordinated debt	2019-2026	3.38 - 8.80	4.09	4,625	4,543
Total senior and subordinated notes				30,645	30,826
Other long-term borrowings:
FHLB advances	2022-2023	4.46 - 5.36	4.95	1	251
Other borrowings	2019-2035	1.00 - 13.38	4.95	104	119
Total other long-term borrowings				105	370
Total long-term debt				$50,023	$49,503
Total short-term borrowings and long-term debt				$50,358	$58,905
__________

(1)	Includes $5.1 billion and $4.0 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of March 31, 2019 and December 31, 2018, respectively.

92	Capital One Financial Corporation (COF)

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
Counterparty Credit Risk Management
We generally manage our counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting arrangements, where possible, and exchanging margin and collateral with our counterparties, typically in the form of cash or high-quality liquid securities. The amount of collateral exchanged is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. See Table 9.3 for our net exposure associated with derivatives.
The terms under which we collateralize our exposures differ between cleared exposures and uncleared bilateral exposures.

•
CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required upfront by CCPs as collateral against potential losses on our cleared derivative contracts. Variation margin is exchanged on a daily basis to account for mark-to-market changes in the derivative contracts. For CME and LCH-cleared OTC derivatives, we characterize variation margin cash payments as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments as of March 31, 2019 and December 31, 2018, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2019			December 31, 2018
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$52,735	$24	$67	$53,413	$64	$28
Cash flow hedges	84,600	138	44	81,200	83	70
Total interest rate contracts	137,335	162	111	134,613	147	98
Foreign exchange contracts:
Cash flow hedges	5,523	42	21	5,745	184	2
Net investment hedges	2,648	32	6	2,607	178	0
Total foreign exchange contracts	8,171	74	27	8,352	362	2
Total derivatives designated as accounting hedges	145,506	236	138	142,965	509	100
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	50,554	295	160	49,386	190	256
Commodity contracts	11,529	553	527	10,673	797	786
Foreign exchange and other contracts	1,698	18	15	1,418	12	11
Total customer accommodation	63,781	866	702	61,477	999	1,053
Other interest rate exposures(2)	6,065	30	24	6,427	29	36
Other contracts	3,621	89	11	1,636	2	12
Total derivatives not designated as accounting hedges	73,467	985	737	69,540	1,030	1,101
Total derivatives	$218,973	$1,221	$875	$212,505	$1,539	$1,201
Less: netting adjustment(3)		(512)	(421)		(1,079)	(287)
Total derivative assets/liabilities		$709	$454		$460	$914
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of March 31, 2019 and December 31, 2018, the cumulative CVA balances were $7 million and $3 million, respectively. The cumulative DVA balance was approximately $1 million as of both March 31, 2019 and December 31, 2018.

(2)	Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

(3)	Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2019 and December 31, 2018.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2019			December 31, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$12,519	$145	$1	$14,067	$(6)	$(2)
Interest-bearing deposits	(13,136)	155	0	(13,101)	247	0
Securitized debt obligations	(5,928)	111	118	(5,887)	168	143
Senior and subordinated notes	(25,128)	(5)	355	(23,572)	315	392
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $8.7 billion and $8.3 billion, the amount of the designated hedged items was $4.2 billion and $4.0 billion, and the cumulative basis adjustment associated with these hedges was $71 million and $26 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Carrying value represents amortized cost.
Balance Sheet Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are generally governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting arrangements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting arrangements, we do not offset our derivative positions for balance sheet presentation.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of March 31, 2019 and December 31, 2018 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2019
Derivative assets(1)	$1,221	$(265)	$(247)	$709	$0	$709
As of December 31, 2018
Derivative assets(1)	1,539	(205)	(874)	460	0	460

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2019
Derivative liabilities(1)	$875	$(265)	$(156)	$454	$0	$454
Repurchase agreements(2)	335	0	0	335	(335)	0
As of December 31, 2018
Derivative liabilities(1)	1,201	(205)	(82)	914	0	914
Repurchase agreements(2)	352	0	0	352	(352)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $440 million and $925 million as of March 31, 2019 and December 31, 2018, respectively. We also received securities from derivative counterparties with a fair value of $1 million as of both March 31, 2019 and December 31, 2018, which we have the ability to re-pledge. We posted $695 million and $633 million of cash collateral as of March 31, 2019 and December 31, 2018, respectively.

(2)
Represents customer repurchase agreements that mature the next business day. As of March 31, 2019 and December 31, 2018, we pledged collateral with a fair value of $342 million and $359 million, respectively, under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2019 and 2018.

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2019
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$655	$6,368	$69	$(817)	$(143)	$(314)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	2	0	0	(36)	(6)	(11)
Gains (losses) recognized on derivatives	(111)	0	0	95	33	281
Gains (losses) recognized on hedged items(1)	110	0	0	(92)	(57)	(320)
Net income (expense) recognized on fair value hedges	1	0	0	(33)	(30)	(50)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	(4)	(56)	0	0	0	0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(3)	0	0	12	0	0	0
Net income (expense) recognized on cash flow hedges	$(4)	$(56)	$12	$0	$0	$0

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$452	$6,134	$51	$(539)	$(107)	$(251)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	(8)	0	0	(2)	(5)	10
Gains (losses) recognized on derivatives	100	0	0	(160)	(101)	(357)
Gains (losses) recognized on hedged items(1)	(99)	0	0	155	98	325
Net income (expense) recognized on fair value hedges	$(7)	$0	$0	$(7)	$(8)	$(22)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$8	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(3)	0	0	8	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$8	$8	$0	$0	$0
__________

(1)	Includes amortization of $61 million and $10 million for the three months ended March 31, 2019 and 2018, respectively, related to basis adjustments on discontinued hedges.

(2)	See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

(3)
We recognized a loss of $172 million and a gain of $75 million on foreign exchange contracts reclassified from AOCI for the three months ended March 31, 2019 and 2018, respectively. These amounts were entirely offset by the foreign currency transaction gains (losses) on our foreign currency denominated inter-company borrowings included non-interest income.

In the next 12 months, we expect to reclassify to earnings net after-tax losses of $113 million recorded in AOCI as of March 31, 2019. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately seven years as of March 31, 2019. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2019 and 2018. These gains or losses are recognized in other non-interest income on our consolidated statements of income.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$6	$4
Commodity contracts	2	4
Foreign exchange and other contracts	3	2
Total customer accommodation	11	10
Other interest rate exposures	0	12
Other contracts	(2)	(20)
Total	$9	$2

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018.
Table 10.1: Preferred Stock Issued and Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	March 31, 2019	December 31, 2018
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains or losses associated with available for sale securities, the changes in fair value of derivatives designated as cash flow hedges, unrealized gains and losses on securities held to maturity on the transfer date from the available for sale category and foreign currency translation adjustments. Unrealized gains and losses for securities held to maturity are amortized over the remaining life of the security with no expected impact on future net income as amortization of these gains or losses will be offset by the amortization of the premium or discount created from the transfer of securities from available to sale to held to maturity.
The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the three months ended March 31, 2019 and 2018.
Table 10.2: Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2018	$(439)	$(190)	$(418)	$(177)	$(39)	$(1,263)
Other comprehensive income (loss) before reclassifications	310	0	111	30	(1)	450
Amounts reclassified from AOCI into earnings	(18)	6	166	0	(1)	153
Other comprehensive income (loss), net of tax	292	6	277	30	(2)	603
AOCI as of March 31, 2019	$(147)	$(184)	$(141)	$(147)	$(41)	$(660)

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Other	Total
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(2)	(325)	407	0	0	0	82
Other comprehensive income (loss) before reclassifications	(254)	0	(251)	7	0	(498)
Amounts reclassified from AOCI into earnings	(6)	18	(67)	0	(1)	(56)
Other comprehensive income (loss), net of tax	(585)	425	(318)	7	(1)	(472)
AOCI as of March 31, 2018	$(565)	$(212)	$(662)	$(131)	$(29)	$(1,599)
__________

(1)	Includes other comprehensive losses of $34 million and $60 million for the three months ended March 31, 2019 and 2018, respectively, from hedging instruments designated as net investment hedges.

(2)
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This transfer resulted in an after-tax gain of $82 million ($107 million pre-tax) to AOCI.

The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three months ended March 31, 2019 and 2018.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2019	2018
Securities available for sale:
	Non-interest income	$24	$8
	Income tax provision	6	2
	Net income	18	6
Securities held to maturity:(1)
	Interest income	(8)	(24)
	Income tax provision	(2)	(6)
	Net income	(6)	(18)
Cash flow hedges:
Interest rate contracts:	Interest income	(60)	6
Foreign exchange contracts:	Interest income	12	8
	Non-interest income	(172)	75
	Income from continuing operations before income taxes	(220)	89
	Income tax provision	(54)	22
	Net income	(166)	67
Other:
	Non-interest income and non-interest expense	1	1
	Income tax provision	0	0
	Net income	1	1
Total reclassifications		$(153)	$56
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2019 and 2018.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019			2018
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$384	$92	$292	$(771)	$(186)	$(585)
Net changes in securities held to maturity	7	1	6	559	134	425
Net unrealized gains (losses) on cash flow hedges	365	88	277	(418)	(100)	(318)
Foreign currency translation adjustments(1)	19	(11)	30	(12)	(19)	7
Other	(2)	0	(2)	(1)	0	(1)
Other comprehensive income (loss)	$773	$170	$603	$(643)	$(171)	$(472)
__________

(1)	Includes the impact of hedging instruments designated as net investment hedges.

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2019	2018
Income from continuing operations, net of tax	$1,410	$1,343
Income from discontinued operations, net of tax	2	3
Net income	1,412	1,346
Dividends and undistributed earnings allocated to participating securities	(12)	(10)
Preferred stock dividends	(52)	(52)
Net income available to common stockholders	$1,348	$1,284

Total weighted-average basic shares outstanding	469.4	486.9
Effect of dilutive securities:
Stock options	1.1	2.0
Other contingently issuable shares	1.1	1.2
Warrants(1)	0.0	0.7
Total effect of dilutive securities	2.2	3.9
Total weighted-average diluted shares outstanding	471.6	490.8
Basic earnings per common share:
Net income from continuing operations	$2.87	$2.63
Income from discontinued operations	0.00	0.01
Net income per basic common share	$2.87	$2.64
Diluted earnings per common share:(2)
Net income from continuing operations	$2.86	$2.61
Income from discontinued operations	0.00	0.01
Net income per diluted common share	$2.86	$2.62
__________

(1)	Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program which had all been exercised or expired on November 14, 2018.

(2)
Excluded from the computation of diluted earnings per share were 275 thousand shares related to options with an exercise price of $86.34 for the three months ended March 31, 2019, and 107 thousand shares related to awards for the three months ended March 31, 2018, because their inclusion would be anti-dilutive.

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Note 17—Fair Value Measurement” in our 2018 Form 10-K.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,127	$0	$0	—	$4,127
RMBS	0	34,431	434	—	34,865
CMBS	0	5,313	9	—	5,322
Other securities	198	1,376	0	—	1,574
Total securities available for sale	4,325	41,120	443	—	45,888
Other assets:
Derivative assets(2)	1	1,178	42	$(512)	709
Other(3)	306	0	155	—	461
Total assets	$4,632	$42,298	$640	$(512)	$47,058
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1	$838	$36	$(421)	$454
Total liabilities	$1	$838	$36	$(421)	$454

	December 31, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,144	$0	$0	—	$6,144
RMBS	0	33,212	433	—	33,645
CMBS	0	4,729	10	—	4,739
Other securities	219	1,403	0	—	1,622
Total securities available for sale	6,363	39,344	443	—	46,150
Other assets:
Derivative assets(2)	0	1,501	38	$(1,079)	460
Other(3)	265	0	158	—	423
Total assets	$6,628	$40,845	$639	$(1,079)	$47,033
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,153	$48	$(287)	$914
Total liabilities	$0	$1,153	$48	$(287)	$914
__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $7 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2019 and December 31, 2018, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
As of March 31, 2019 and December 31, 2018, other includes retained interests in securitizations of $155 million and $158 million, deferred compensation plan assets of $305 million and $264 million, and equity securities of $1 million and $1 million, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2019(1)

(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2019
Securities available for sale:(2)
RMBS	$433	$8	$11	$0	$0	$0	$(12)	$17	$(23)	$434	$8
CMBS	10	0	0	0	0	0	(1)	0	0	9	0
Total securities available for sale	443	8	11	0	0	0	(13)	17	(23)	443	8
Other assets:
Retained interest in securitizations	158	(3)	0	0	0	0	0	0	0	155	(3)
Net derivative assets (liabilities)(3)	(10)	5	0	0	0	(6)	19	0	(2)	6	6

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2018(1)

(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2018
Securities available for sale:
RMBS	$614	$9	$(2)	$0	$0	$0	$(21)	$61	$(47)	$614	$9
CMBS	14	0	0	0	0	0	(1)	0	0	13	0
Other securities	5	0	0	0	0	0	0	0	0	5	0
Total securities available for sale	633	9	(2)	0	0	0	(22)	61	(47)	632	9
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interest in securitizations	172	4	0	0	0	0	0	0	0	176	4
Net derivative assets (liabilities)(3)	13	(22)	0	0	0	1	(1)	0	0	(9)	(22)
__________

(1)
Realized gains (losses) on securities available for sale are included in net securities gains (losses), and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.

(2)	Net unrealized gains included in other comprehensive income related to Level 3 securities available for sale still held as of March 31, 2019 were $10 million.

(3)	Includes derivative assets and liabilities of $42 million and $36 million, respectively, as of March 31, 2019, and $36 million and $45 million, respectively, as of March 31, 2018.

107	Capital One Financial Corporation (COF)

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$434	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-15% 0-15% 0-7% 0-85%	5% 7% 3% 69%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other assets:
Retained interests in securitization(2)	155	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	1-54 2-15% 4-6% 1-4% 52-98%	N/A
Net derivative assets (liabilities)	6	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$433	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-11% 0-17% 0-7% 0-75%	5% 5% 3% 65%
CMBS	10	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other assets:
Retained interests in securitization(2)	158	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	3-56 3-14% 4-6% 2-4% 50-104%	N/A
Net derivative assets (liabilities)	(10)	Discounted cash flows	Swap rates	3%	3%
__________

(1)	Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.

108	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2019 and December 31, 2018, and for which a nonrecurring fair value measurement was recorded during three and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	March 31, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$191	$191
Loans held for sale	192	0	192
Other assets(1)	0	55	55
Total	$192	$246	$438

	December 31, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$129	$129
Loans held for sale	38	0	38
Other assets(1)	0	100	100
Total	$38	$229	$267
__________

(1)
As of March 31, 2019, other assets included equity investments accounted for under the measurement alternative of $5 million, repossessed assets of $49 million and long-lived assets held for sale of $1 million. As of December 31, 2018, other assets included equity investments accounted for under the measurement alternative of $24 million, foreclosed property and repossessed assets of $57 million and long-lived assets held for sale of $19 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 60%, with a weighted average of 7%, and from 0% to 84%, with a weighted average of 33%, as of March 31, 2019 and December 31, 2018, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2019 and 2018.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Loans held for investment	$(75)	$(76)
Loans held for sale	(1)	0
Other assets(1)	(49)	(11)
Total	$(125)	$(87)
__________

(1)	Other assets include fair value adjustments related to equity investments accounted for under the measurement alternative, repossessed assets and long-lived assets held for sale.

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Table 12.6: Fair Value of Financial Instruments

	March 31, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,469	$17,469	$4,572	$12,897	$0
Restricted cash for securitization investors	1,969	1,969	1,969	0	0
Securities held to maturity	36,503	36,955	0	36,922	33
Net loans held for investment	232,960	235,081	0	0	235,081
Loans held for sale	905	920	0	920	0
Interest receivable	1,615	1,615	0	1,615	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	39,869	39,851	0	39,851	0
Securitized debt obligations	19,273	19,371	0	19,371	0
Senior and subordinated notes	30,645	31,004	0	31,004	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	335	335	0	335	0
Other borrowings(2)	22	22	0	22	0
Interest payable	382	382	0	382	0

	December 31, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,186	$13,186	$4,768	$8,418	$0
Restricted cash for securitization investors	303	303	303	0	0
Securities held to maturity	36,771	36,619	0	36,513	106
Net loans held for investment	238,679	241,556	0	0	241,556
Loans held for sale	1,192	1,218	0	1,218	0
Interest receivable	1,614	1,614	0	1,614	0
Other investments(1)	1,725	1,725	0	1,725	0
Financial liabilities:
Deposits with defined maturities	38,471	38,279	0	38,279	0
Securitized debt obligations	18,307	18,359	0	18,359	0
Senior and subordinated notes	30,826	30,635	0	30,635	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	352	352	0	352	0
Other borrowings(2)	9,354	9,354	0	9,354	0
Interest payable	458	458	0	458	0
__________

(1)	Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes finance lease liabilities.

111	Capital One Financial Corporation (COF)

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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 18—Business Segments and Revenue from Contracts with Customers” in our 2018 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $30 million for the three months ended March 31, 2018, with an offsetting increase in the Other category. This change in measurement of our Commercial Banking revenue did not have any impact to the consolidated financial statements.

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present our business segment results for the three months ended March 31, 2019 and 2018, selected balance sheet data as of March 31, 2019 and 2018, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$3,590	$1,679	$489	$33	$5,791
Non-interest income (loss)	950	160	187	(5)	1,292
Total net revenue	4,540	1,839	676	28	7,083
Provision for credit losses	1,389	235	69	0	1,693
Non-interest expense	2,171	994	417	89	3,671
Income (loss) from continuing operations before income taxes	980	610	190	(61)	1,719
Income tax provision (benefit)	229	142	44	(106)	309
Income from continuing operations, net of tax	$751	$468	$146	$45	$1,410
Loans held for investment	$109,836	$59,248	$71,189	$0	$240,273
Deposits	0	205,439	31,248	18,420	255,107

	Three Months Ended March 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$3,558	$1,615	$506	$39	$5,718
Non-interest income (loss)	857	174	187	(27)	1,191
Total net revenue	4,415	1,789	693	12	6,909
Provision (benefit) for credit losses	1,456	233	(14)	(1)	1,674
Non-interest expense	2,039	1,000	403	131	3,573
Income (loss) from continuing operations before income taxes	920	556	304	(118)	1,662
Income tax provision (benefit)	213	130	71	(95)	319
Income (loss) from continuing operations, net of tax	$707	$426	$233	$(23)	$1,343
Loans held for investment	$107,576	$74,674	$65,953	$53	$248,256
Deposits	0	193,073	34,449	23,325	250,847
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $30 million for the three months ended March 31, 2018, with an offsetting increase in the Other category.

Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees in our Credit Card business, service charges and other customer-related fees, and other contract revenue in our Consumer Banking and Commercial Banking businesses. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as overdrafts and ATM usage. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue consists primarily of

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue earned on certain marketing and promotional events from our auto dealers within our Consumer Banking business. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following tables present revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2019 and 2018.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segments Results

	Three Months Ended March 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$702	$46	$11	$(1)	$758
Service charges and other customer-related fees	0	75	25	0	100
Other	12	24	0	0	36
Total contract revenue	714	145	36	(1)	894
Revenue from other sources	236	15	151	(4)	398
Total non-interest income	$950	$160	$187	$(5)	$1,292

	Three Months Ended March 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$594	$42	$7	$0	$643
Service charges and other customer-related fees	0	98	32	0	130
Other	2	29	0	0	31
Total contract revenue	596	169	39	0	804
Revenue from other sources	261	5	148	(27)	387
Total non-interest income	$857	$174	$187	$(27)	$1,191
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2019 and December 31, 2018. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Credit card lines	$352,826	$346,186	N/A	N/A
Other loan commitments(1)	35,446	34,449	$102	$95
Standby letters of credit and commercial letters of credit(2)	1,767	1,792	31	29
Total unfunded lending commitments	$390,039	$382,427	$133	$124
__________

(1)	Includes $1.2 billion and $1.3 billion of advised lines of credit as of March 31, 2019 and December 31, 2018, respectively.

(2)	These financial guarantees have expiration dates ranging from 2019 to 2025 as of March 31, 2019.
Loss Sharing Agreements and Other Obligations
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for our loss sharing agreements was $62 million and $59 million as of March 31, 2019 and December 31, 2018, respectively.

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
Management’s best estimate of U.K. PPI reserve totaled $105 million and $133 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, no additions were made to our reserve. Other movements to the reserve were a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of March 31, 2019 is approximately $100 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2019 are approximately $1.1 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was separated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the parties reached a new settlement agreement with the monetary damages class in August 2018, whereby the class would receive up to approximately $6.2 billion collectively from the defendants in exchange for a release of their claims, depending on the percentage of class plaintiffs who opt out. The trial court preliminarily approved the settlement in January 2019. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in Capital One’s reserves.
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
The substantial majority of our representation and warranty exposure has been resolved through litigation, and our remaining representation and warranty exposure is almost entirely litigation-related. Accordingly, we establish litigation reserves for representation and warranty losses that we consider to be both probable and reasonably estimable. The reserve process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. Our reserves and estimates of reasonably possible losses could be impacted by claims which may be brought by securitization trustees and sponsors, bond-insurers, investors, and GSEs, as well as claims brought by governmental agencies.
Anti-Money Laundering
Capital One is subject to an open consent order with the Office of the Comptroller of the Currency (“OCC”) dated July 10, 2015 relating to our anti-money laundering (“AML”) program. In October 2018, Capital One paid a civil monetary penalty of $100 million to resolve the monetary component of the AML consent order.
Capital One continues to be investigated by the New York District Attorney’s Office, the Department of Justice and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury primarily with respect to certain former check casher clients of the Commercial Banking business and Capital One’s AML program. Capital One is cooperating with all agencies involved in the investigation. We are in discussions with FinCEN to explore a potential regulatory resolution of its investigation, which could include a monetary penalty.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

118	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2019. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price Paid per Share
January	—	—
February	585,369	$81.51
March	214,758	81.28
Total	800,127	81.45
__________

(1)	Represents shares withheld to cover taxes on restricted stock units whose restrictions have lapsed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

119	Capital One Financial Corporation (COF)

EXHIBIT INDEX
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004 and (ii) the “2018 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019.

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

10.1+
Form of Performance Unit Award Agreements granted to our executive officers under the Fourth Amended and Restated 2004 Stock Incentive Plan on January 31, 2019 (incorporated by reference to Exhibit 10.2.21 of the 2018 Form 10-K).

10.2+
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fourth Amended and Restated 2004 Stock Incentive Plan on January 31, 2019 (incorporated by reference to Exhibit 10.2.22 of the 2018 Form 10-K).

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

+	Represents a management contract or compensatory plan or arrangement.

*	Indicates a document being filed with this Form 10-Q.

**
Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

120	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 1, 2019	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

121	Capital One Financial Corporation (COF)