Form 10-Q
period 2019-06-30
CAPITAL ONE FINANCIAL CORP
filed 2019-07-31
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	COF PRP	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C	COF PRC	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D	COF PRD	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F	COF PRF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	COF PRG	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	COF PRH	New York Stock Exchange
0.800% Senior Notes Due 2024	COF24	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange
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
As of June 30, 2019, there were 470,333,041 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2019 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2018 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2019, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.

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
In the second quarter of 2019, we made the decision to exit several small partnership portfolios in our Credit Card business. We sold approximately $900 million of receivables and transferred approximately $100 million to loans held for sale as of June 30, 2019, which resulted in a gain on sale of $49 million recognized in other non-interest income and an allowance release of $68 million.
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
Cybersecurity Incident
On July 29, 2019, we announced that on July 19, 2019, we determined there was unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). The Cybersecurity Incident occurred on March 22 and 23, 2019. We believe that a highly sophisticated individual was able to exploit a specific configuration vulnerability in our infrastructure. The configuration vulnerability was reported to us by an external security researcher on July 17, 2019. We then began our own internal investigation, leading to the July 19, 2019, determination that the Cybersecurity Incident occurred. We immediately fixed the configuration vulnerability that this individual exploited and verified there are no other instances in our environment. Among other things, we also augmented our routine automated scanning to look for this issue on a continuous basis. We promptly began working with federal law enforcement. The person responsible was arrested by the Federal Bureau of Investigation on July 29, 2019 and federal prosecution of the responsible person commenced.
Based on our analysis to date, we believe it is unlikely that the information was used for fraud or disseminated by this individual. However, we will continue to investigate. Based on our analysis to date, this event affected approximately 100 million individuals in the United States and approximately 6 million in Canada. We believe no credit card account numbers or log-in credentials were compromised. The largest category of information accessed was information on consumers and small businesses as of the time they applied for one of our credit card products from 2005 through early 2019. This information included personal information that we routinely collect at the time we receive credit card applications, including names, addresses, zip codes/postal codes, phone numbers, email addresses, dates of birth, and self-reported income. In addition to credit card application data, the individual also obtained portions of credit card customer data, including customer status data (e.g., credit scores, credit limits, balances, payment history, contact information) and fragments of transaction data from a total of 23 days during 2016, 2017 and 2018. Approximately 140,000 Social Security numbers of our credit card customers and approximately 80,000 linked bank account numbers of our secured credit card customers were compromised in this incident. For our Canadian credit card customers, approximately 1 million Social Insurance Numbers were compromised in this incident. Our assessment of the incident is ongoing and analysis is subject to change.
We expect to notify affected individuals through a variety of channels and make free credit monitoring and identity protection available to everyone affected. We have retained a leading independent cybersecurity firm to conduct a comprehensive assessment to confirm the scope of the access and the specific data impacted.
We expect the Cybersecurity Incident to generate incremental costs of approximately $100 to $150 million in 2019. Expected costs are largely driven by customer notifications, credit monitoring, technology costs, and professional support relating to the remediation

5	Capital One Financial Corporation (COF)

of and response to the Cybersecurity Incident. We expect to accrue the costs for customer notification and credit monitoring in 2019. The expected incremental costs related to the incident will be separately reported as an adjusting item as it relates to our financial results. In addition to the adjusting item in 2019, we expect any incremental investments in cybersecurity to be funded within our current budget. We carry insurance to cover certain costs associated with a cyber risk event. This insurance is subject to a $10 million deductible and standard exclusions and carries a total coverage limit of $400 million. The timing of recognition of costs may differ from the timing of recognition of any insurance reimbursement. Insurance recoveries associated with the incident will also be treated as an adjusting item as it relates to our financial results.
The ultimate magnitude of any expenses or any other impact to our business or reputation may be significant and some of our expenses may not be covered by insurance. However, we do not believe that this incident will impact our strategy or long-term financial health. For more information, see “Note 14—Commitments, Contingencies, Guarantees and Others.”

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2019 and 2018 and selected comparative balance sheet data as of June 30, 2019 and December 31, 2018. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2019	2018	Change	2019	2018	Change
Income statement
Net interest income	$5,746	$5,551	4%	$11,537	$11,269	2%
Non-interest income	1,378	1,641	(16)	2,670	2,832	(6)
Total net revenue	7,124	7,192	(1)	14,207	14,101	1
Provision for credit losses	1,342	1,276	5	3,035	2,950	3
Non-interest expense:
Marketing	546	425	28	1,063	839	27
Operating expense	3,233	2,999	8	6,387	6,158	4
Total non-interest expense	3,779	3,424	10	7,450	6,997	6
Income from continuing operations before income taxes	2,003	2,492	(20)	3,722	4,154	(10)
Income tax provision	387	575	(33)	696	894	(22)
Income from continuing operations, net of tax	1,616	1,917	(16)	3,026	3,260	(7)
Income (loss) from discontinued operations, net of tax	9	(11)	**	11	(8)	**
Net income	1,625	1,906	(15)	3,037	3,252	(7)
Dividends and undistributed earnings allocated to participating securities	(12)	(12)	—	(24)	(23)	4
Preferred stock dividends	(80)	(80)	—	(132)	(132)	—
Net income available to common stockholders	$1,533	$1,814	(15)	$2,881	$3,097	(7)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$3.24	$3.76	(14)%	$6.11	$6.39	(4)%
Income (loss) from discontinued operations	0.02	(0.02)	**	0.02	(0.02)	**
Net income per basic common share	$3.26	$3.74	(13)	$6.13	$6.37	(4)
Diluted earnings per common share:
Net income from continuing operations	$3.22	$3.73	(14)%	$6.08	$6.35	(4)%
Income (loss) from discontinued operations	0.02	(0.02)	**	0.02	(0.02)	**
Net income per diluted common share	$3.24	$3.71	(13)	$6.10	$6.33	(4)
Weighted-average common shares outstanding (in millions):
Basic	470.8	485.1	(3)%	470.1	485.9	(3)%

6	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2019	2018	Change		2019	2018	Change
Diluted	473.0	488.3	(3)%		472.3	489.6	(4)%
Common shares outstanding (period-end, in millions)	470.3	478.4	(2)		470.3	478.4	(2)
Dividends declared and paid per common share	$0.40	$0.40	—		$0.80	$0.80	—
Tangible book value per common share (period-end)(1)	77.65	63.86	22		77.65	63.86	22
Balance sheet (average balances)
Loans held for investment	$242,653	$240,758	1%		$242,307	$245,218	(1)%
Interest-earning assets	338,026	333,495	1		337,913	331,850	2
Total assets	371,095	363,929	2		370,746	362,988	2
Interest-bearing deposits	230,452	223,079	3		229,020	221,384	3
Total deposits	253,634	248,790	2		252,528	247,040	2
Borrowings	49,982	52,333	(4)		51,510	53,454	(4)
Common equity	50,209	45,466	10		49,289	45,070	9
Total stockholders’ equity	54,570	49,827	10		53,650	49,431	9
Selected performance metrics
Purchase volume(2)	$106,903	$97,392	10%		$200,100	$183,937	9%
Total net revenue margin(3)	8.43%	8.63%	(20	)bps	8.41%	8.50%	(9	)bps
Net interest margin(4)	6.80	6.66	14		6.83	6.79	4
Return on average assets	1.74	2.11	(37)		1.63	1.80	(17)
Return on average tangible assets(5)	1.82	2.20	(38)		1.70	1.87	(17)
Return on average common equity(6)	12.14	16.06	(392)		11.65	13.78	(213)
Return on average tangible common equity (“TCE”)(7)	17.26	23.99	(673)		16.70	20.70	(400)
Equity-to-assets ratio(8)	14.71	13.69	102		14.47	13.62	85
Non-interest expense as a percentage of average loans held for investment	6.23	5.69	54		6.15	5.71	44
Efficiency ratio(9)	53.05	47.61	544		52.44	49.62	282
Operating efficiency ratio(10)	45.38	41.70	368		44.96	43.67	129
Effective income tax rate from continuing operations	19.3	23.1	(380)		18.7	21.5	(280)
Net charge-offs	$1,508	$1,459	3%		$3,107	$3,077	1%
Net charge-off rate(11)	2.48%	2.42%	6	bps	2.56%	2.51%	5	bps

(Dollars in millions, except as noted)	June 30, 2019	December 31, 2018	Change
Balance sheet (period-end)
Loans held for investment	$244,460	$245,899	(1)%
Interest-earning assets	339,160	341,293	(1)
Total assets	373,619	372,538	—
Interest-bearing deposits	231,161	226,281	2
Total deposits	254,535	249,764	2
Borrowings	49,233	58,905	(16)
Common equity	51,406	47,307	9
Total stockholders’ equity	55,767	51,668	8
Credit quality metrics
Allowance for loan and lease losses	$7,133	$7,220	(1)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.92%	2.94%	(2	)bps
30+ day performing delinquency rate	3.15	3.62	(47)
30+ day delinquency rate	3.35	3.84	(49)
Capital ratios
Common equity Tier 1 capital(12)	12.3%	11.2%	110	bps
Tier 1 capital(12)	13.8	12.7	110
Total capital(12)	16.2	15.1	110
Tier 1 leverage(12)	11.4	10.7	70
Tangible common equity(13)	10.2	9.1	110
Supplementary leverage(12)	9.7	9.0	70
Other
Employees (period end, in thousands)	50.7	47.6	7%

7	Capital One Financial Corporation (COF)

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

**	Not meaningful.

8	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.6 billion ($3.24 per diluted common share) on total net revenue of $7.1 billion and net income of $3.0 billion ($6.10 per diluted common share) on total net revenue of $14.2 billion for the second quarter and first six months of 2019, respectively. In comparison, we reported net income of $1.9 billion ($3.71 per diluted common share) on total net revenue of $7.2 billion and net income of $3.3 billion ($6.33 per diluted common share) on total net revenue of $14.1 billion for the second quarter and first six months of 2018, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.3% and 11.2% as of June 30, 2019 and December 31, 2018, respectively. See “MD&A—Capital Management” below for additional information.
On June 28, 2018, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock (“2018 Stock Repurchase Program”) beginning in the third quarter of 2018 through the end of the second quarter of 2019. We completed the 2018 Stock Repurchase Program in the fourth quarter of 2018. Additionally, on June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock (“2019 Stock Repurchase Program”) beginning in the third quarter of 2019 through the end of the second quarter of 2020. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
On July 29, 2019, we announced the Cybersecurity Incident. For more information, see “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others.”
Below are additional highlights of our performance in the second quarter and first six months of 2019. These highlights are generally based on a comparison between the results of the second quarter and first six months of 2019 and 2018, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2019 compared to our financial condition and credit performance as of December 31, 2018. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net income decreased by $281 million to $1.6 billion in the second quarter of 2019 and decreased by $215 million to $3.0 billion in the first six months of 2019 primarily driven by:

◦	lower non-interest income largely due to the absence of the net gain from the sale of our consumer home loan portfolio; and

◦
higher non-interest expense due to increased marketing expenses and higher operating expenses associated with continued investments in technology and infrastructure including Walmart partnership related expenses.

These drivers were partially offset by:

◦
higher net interest income primarily driven by higher yields on interest earning assets and growth in our loan and investment portfolios, partially offset by higher deposit rates paid and deposit growth; and

◦	higher net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $1.4 billion to $244.5 billion as of June 30, 2019 from December 31, 2018 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio and sale of certain partnership receivables, partially offset by growth in our commercial, domestic credit card and auto loan portfolios.

◦
Average loans held for investment increased by $1.9 billion to $242.7 billion in the second quarter of 2019 compared to the second quarter of 2018 primarily driven by growth in our commercial, domestic credit card and auto loan portfolios, partially offset by the sale of our consumer home loan portfolio. These same factors drove average loans held for investment to decrease $2.9 billion to $242.3 billion in the first six months of 2019 compared to the first six

9	Capital One Financial Corporation (COF)

months of 2018 as the growth in our commercial, domestic credit card and auto loan portfolios being more than offset by the impact of the sale of our consumer home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 6 basis points to 2.48% in the second quarter of 2019 compared to the second quarter of 2018 primarily driven by higher net charge-offs in our domestic credit card loan portfolio and the impact of lower loan balances from the sale of our consumer home loan portfolio, partially offset by lower net charge-offs in our auto loan portfolio.

Our net charge-off rate increased by 5 basis points to 2.56% in the first six months of 2019 compared to the first six months of 2018 primarily driven by the impact of lower loan balances from the sale of our consumer home loan portfolio, partially offset by growth in our commercial and auto loan portfolios.
Our 30+ day delinquency rate decreased by 49 basis points to 3.35% as of June 30, 2019 from December 31, 2018 primarily driven by seasonally lower delinquency inventories in our auto and domestic credit card loan portfolios.

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses decreased by $87 million to $7.1 billion and the allowance coverage ratio decreased by 2 basis points to 2.92% as of June 30, 2019 from December 31, 2018 primarily driven by an allowance release in our domestic credit card loan portfolio largely due to the strong economy, stable underlying credit performance and the impact of the sale of certain partnership receivables, partially offset by an allowance build in our commercial loan portfolio.

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2018 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed;

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made; or

•
the potential impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident, other than the incremental costs related to the incident we expect to incur in 2019 which will be separately reported as an adjusting item as it relates to the Company’s financial results.

See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K for factors that could materially influence our results.
Total Company Expectations
Net Interest Margin:

•	We continue to expect deposit mix changes will have a negative impact on net interest margin during 2019.
Marketing and Efficiency:

•	We expect marketing for full-year 2019 to be modestly higher than full-year 2018, with a more normal seasonal pattern than the exaggerated pattern in 2018.

•
We expect to achieve modest improvements in full-year operating efficiency ratio, net of adjustments, in both 2019 and 2020, while we expect full-year operating efficiency ratio, net of adjustments, to improve to 42% in 2021.

10	Capital One Financial Corporation (COF)

•	We expect this operating efficiency ratio improvement to drive significant improvement in our total efficiency ratio by 2021.
Business Segment Expectations
Consumer Banking:

•	We expect that faster growth in higher-rate deposit products will continue to change our product mix.

•	We continue to expect that the annual auto charge-off rate will increase gradually as the cycle plays out.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2019 and 2018. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2019 and 2018. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$110,800	$4,339	15.66%	$107,893	$4,062	15.06%
Consumer banking	59,858	1,251	8.36	66,692	1,218	7.31
Commercial banking(2)	73,157	864	4.72	67,198	744	4.43
Other	16	(71)	**	260	(35)	(53.85)
Total loans, including loans held for sale	243,831	6,383	10.47	242,043	5,989	9.90
Investment securities	82,383	629	3.05	79,829	539	2.70
Cash equivalents and other interest-earning assets	11,812	64	2.16	11,623	68	2.34
Total interest-earning assets	338,026	7,076	8.37	333,495	6,596	7.91
Cash and due from banks	4,180			3,596
Allowance for loan and lease losses	(7,308)			(7,536)
Premises and equipment, net	4,266			4,145
Other assets	31,931			30,229
Total assets	$371,095			$363,929
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$230,452	$870	1.51%	$223,079	$622	1.12%
Securitized debt obligations	18,262	139	3.04	19,147	124	2.59
Senior and subordinated notes	30,630	310	4.05	32,250	289	3.58
Other borrowings and liabilities	2,322	11	1.91	4,132	10	0.97
Total interest-bearing liabilities	281,666	1,330	1.89	278,608	1,045	1.50
Non-interest-bearing deposits	23,182			25,711
Other liabilities	11,677			9,783
Total liabilities	316,525			314,102
Stockholders’ equity	54,570			49,827
Total liabilities and stockholders’ equity	$371,095			$363,929
Net interest income/spread		$5,746	6.48		$5,551	6.41
Impact of non-interest-bearing funding			0.32			0.25
Net interest margin			6.80%			6.66%

12	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$111,126	$8,734	15.72%	$108,693	$8,235	15.15%
Consumer banking	59,464	2,454	8.25	70,875	2,504	7.07
Commercial banking(2)	72,762	1,697	4.67	66,590	1,427	4.29
Other	31	(134)	**	293	(43)	(29.35)
Total loans, including loans held for sale	243,383	12,751	10.48	246,451	12,123	9.84
Investment securities	83,027	1,284	3.09	74,731	991	2.65
Cash equivalents and other interest-earning assets	11,503	133	2.31	10,668	119	2.23
Total interest-earning assets	337,913	14,168	8.39	331,850	13,233	7.98
Cash and due from banks	4,233			3,704
Allowance for loan and lease losses	(7,269)			(7,520)
Premises and equipment, net	4,273			4,142
Other assets	31,596			30,812
Total assets	$370,746			$362,988
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$229,020	$1,687	1.47%	$221,384	$1,161	1.05%
Securitized debt obligations	18,503	282	3.05	19,421	231	2.38
Senior and subordinated notes	30,732	624	4.06	31,345	540	3.45
Other borrowings and liabilities	3,497	38	2.20	5,483	32	1.17
Total interest-bearing liabilities	281,752	2,631	1.87	277,633	1,964	1.41
Non-interest-bearing deposits	23,508			25,656
Other liabilities	11,836			10,268
Total liabilities	317,096			313,557
Stockholders’ equity	53,650			49,431
Total liabilities and stockholders’ equity	$370,746			$362,988
Net interest income/spread		$11,537	6.52		$11,269	6.57
Impact of non-interest-bearing funding			0.31			0.22
Net interest margin			6.83%			6.79%
__________

(1)
Past due fees included in interest income totaled approximately $406 million and $801 million in the second quarter and first six months of 2019, respectively, and $387 million and $790 million in the second quarter and first six months of 2018, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $41 million in the second quarter and first six months of 2019, respectively, and $21 million and $41 million in the second quarter and first six months of 2018, respectively, with corresponding reductions to the Other category.

**    Not meaningful.
Net interest income increased by $195 million to $5.7 billion in the second quarter of 2019 compared to the second quarter of 2018, and increased by $268 million to $11.5 billion in the first six months of 2019 compared to the first six months of 2018, primarily driven by higher yields on interest earning assets and growth in our loan and investment portfolios, partially offset by higher deposit rates paid and deposit growth.
Net interest margin increased by 14 basis points to 6.80% in the second quarter of 2019 compared to the second quarter of 2018, and increased by 4 basis points to 6.83% in the first six months of 2019 compared to the first six months of 2018, primarily driven by changes in product mix and higher rates on interest-earnings assets, partially offset by higher rates on interest-bearing liabilities.

13	Capital One Financial Corporation (COF)

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$277	$111	$166	$499	$187	$312
Consumer banking	33	(125)	158	(50)	(403)	353
Commercial banking(2)	120	68	52	270	138	132
Other(2)	(36)	(4)	(32)	(91)	51	(142)
Total loans, including loans held for sale	394	50	344	628	(27)	655
Investment securities	90	18	72	293	117	176
Cash equivalents and other interest-earning assets	(4)	1	(5)	14	10	4
Total interest income	480	69	411	935	100	835
Interest expense:
Interest-bearing deposits	248	21	227	526	41	485
Securitized debt obligations	15	(6)	21	51	(11)	62
Senior and subordinated notes	21	(15)	36	84	(10)	94
Other borrowings and liabilities	1	(4)	5	6	(12)	18
Total interest expense	285	(4)	289	667	8	659
Net interest income	$195	$73	$122	$268	$92	$176
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

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2019 and 2018.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Interchange fees, net	$820	$723	$1,578	$1,366
Service charges and other customer-related fees	352	391	705	823
Net securities gains (losses)	15	(1)	39	7
Other non-interest income:(1)
Mortgage banking revenue	33	440	79	478
Treasury and other investment income	47	38	103	46
Other	111	50	166	112
Total other non-interest income	191	528	348	636
Total non-interest income	$1,378	$1,641	$2,670	$2,832
__________

(1)
Includes gains on deferred compensation plan investments of $10 million and $38 million for the second quarter and first six months of 2019, respectively, and $6 million and $5 million for the second quarter and first six months of 2018, respectively. These amounts have corresponding offsets in salaries and associate benefits expense.

Non-interest income decreased by $263 million to $1.4 billion in the second quarter of 2019 compared to the second quarter of 2018 and decreased by $162 million to $2.7 billion in the first six months of 2019 compared to first six months of 2018 primarily due to the absence of the net gain from the sale of our consumer home loan portfolio and lower service charges and other customer-related fees, partially offset by an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates, as well as a gain on the sale of certain partnership receivables.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $66 million to $1.3 billion in the second quarter of 2019 compared to the second quarter of 2018 primarily driven by the absence of the impact from the sale of our consumer home loan portfolio. Provision for credit losses increased by $85 million to $3.0 billion in the first six months of 2019 compared to the first six months of 2018 primarily driven by allowance builds in our commercial loan portfolio.
The provision for credit losses as a percentage of net interest income was 23.4% and 26.3% in the second quarter and first six months of 2019, respectively, compared to 23.0% and 26.2% in the second quarter and first six months of 2018, respectively. We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2019 and 2018.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Salaries and associate benefits(1)	$1,558	$1,430	$3,131	$2,950
Occupancy and equipment	521	503	1,014	993
Marketing	546	425	1,063	839
Professional services	314	234	605	444
Communications and data processing	329	317	632	623
Amortization of intangibles	29	43	59	87
Other non-interest expense:
Bankcard, regulatory and other fee assessments	86	65	173	234
Collections	96	104	191	212
Fraud losses	97	89	200	186
Other	203	214	382	429
Total other non-interest expense	482	472	946	1,061
Total non-interest expense	$3,779	$3,424	$7,450	$6,997
__________

(1)
Includes expenses related to our deferred compensation plan of $10 million and $38 million for the second quarter and first six months of 2019, respectively, and $6 million and $5 million for the second quarter and first six months of 2018, respectively. These amounts have corresponding offsets in non-interest income.

Non-interest expense increased by $355 million to $3.8 billion in the second quarter of 2019 compared to the second quarter of 2018 and increased by $453 million to $7.5 billion in the first six months of 2019 compared to the first six months of 2018, primarily due to increased marketing expenses and higher operating expenses associated with continued investments in technology and infrastructure including Walmart partnership related expenses.
Income Taxes
We recorded income tax provisions of $387 million (19.3% effective income tax rate) and $696 million (18.7% effective income tax rate) in the second quarter and first six months of 2019, respectively, compared to $575 million (23.1% effective income tax rate) and $894 million (21.5% effective income tax rate) in the second quarter and first six months of 2018, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our income tax provision and effective income tax rate in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 was primarily due to higher tax credits and lower non-deductible expenses relative to our income, and lower discrete tax expense.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes” in our 2018 Form 10-K.

16	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $1.1 billion to $373.6 billion as of June 30, 2019 from December 31, 2018 driven by an increase in cash and cash equivalents and growth in commercial, domestic credit card and auto loan portfolios, largely offset by a decrease in our domestic credit card loan portfolio due to the expected seasonal paydowns as well as sale of certain partnership receivables.
Total liabilities decreased by $3.0 billion to $317.9 billion as of June 30, 2019 from December 31, 2018 primarily driven by maturities of our short-term Federal Home Loan Banks (“FHLB”) advances, partially offset by deposit growth.
Stockholders’ equity increased by $4.1 billion to $55.8 billion as of June 30, 2019 from December 31, 2018 primarily due to our net income of $3.0 billion and $1.4 billion of other comprehensive income in the first six months of 2019, partially offset by dividend payments to our stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The U.S. Treasury and Agency securities generally have high credit ratings and low credit risks, and our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio, as of both June 30, 2019 and December 31, 2018.
The fair value of our available for sale securities portfolio decreased by $492 million to $45.7 billion as of June 30, 2019 from December 31, 2018 primarily driven by sales and maturities outpacing purchases, partially offset by the fair value gains as a result of changes in interest rates. The fair value of our held to maturity securities portfolio remained substantially flat at $36.5 billion as of June 30, 2019 from December 31, 2018 as fair value gains were largely offset by the decline from maturities.

17	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of June 30, 2019 and December 31, 2018.
Table 6: Investment Securities

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,226	$4,219	$6,146	$6,144
RMBS:
Agency	33,183	33,032	32,710	31,903
Non-agency	1,362	1,675	1,440	1,742
Total RMBS	34,545	34,707	34,150	33,645
Agency CMBS	5,380	5,389	4,806	4,739
Other securities(1)	1,343	1,343	1,626	1,622
Total investment securities available for sale	$45,494	$45,658	$46,728	$46,150

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
Agency RMBS	$31,635	$32,582	$33,061	$32,977
Agency CMBS	3,840	3,959	3,710	3,642
Total investment securities held to maturity	$35,475	$36,541	$36,771	$36,619
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.
Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balance as of June 30, 2019 and December 31, 2018.
Table 7: Loans Held for Investment

	June 30, 2019			December 31, 2018
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$112,141	$5,342	$106,799	$116,361	$5,535	$110,826
Consumer Banking	60,327	1,055	59,272	59,205	1,048	58,157
Commercial Banking	71,992	736	71,256	70,333	637	69,696
Total	$244,460	$7,133	$237,327	$245,899	$7,220	$238,679
Loans held for investment decreased by $1.4 billion to $244.5 billion as of June 30, 2019 from December 31, 2018 primarily driven by expected seasonal paydowns in our domestic credit card loan portfolio and sale of certain partnership receivables, partially offset by growth in our commercial, domestic credit card and auto loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”

18	Capital One Financial Corporation (COF)

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
Table 8 provides the composition of our primary sources of funding as of June 30, 2019 and December 31, 2018.
Table 8: Funding Sources Composition

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$205,220	68%	$198,607	64%
Commercial Banking	30,761	10	29,480	10
Other(1)	18,554	6	21,677	7
Total deposits	254,535	84	249,764	81
Securitized debt obligations	16,959	6	18,307	6
Other debt	32,274	10	40,598	13
Total funding sources	$303,768	100%	$308,669	100%
__________

(1)	Includes brokered deposits of $17.8 billion and $21.2 billion as of June 30, 2019 and December 31, 2018, respectively.
Total deposits increased by $4.8 billion to $254.5 billion as of June 30, 2019 from December 31, 2018 primarily driven by strong growth in our deposit products as a result of our national banking strategy in our Consumer Banking business.
Securitized debt obligations decreased by $1.3 billion to $17.0 billion as of June 30, 2019 from December 31, 2018 as debt maturities outpaced issuances in the first six months of 2019.
Other debt decreased by $8.3 billion to $32.3 billion as of June 30, 2019 from December 31, 2018 primarily driven by maturities of our short-term FHLB advances.
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

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.

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
We summarize our business segment results for the second quarter and first six months of 2019 and 2018 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2019 compared to December 31, 2018. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the second quarter and first six months of 2019 and 2018.
Table 9: Business Segment Results

	Three Months Ended June 30,
	2019				2018
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,569	64%	$938	58%	$4,280	59%	$923	48%
Consumer Banking	1,875	26	543	33	1,784	25	539	28
Commercial Banking(3)(4)	714	10	157	10	726	10	217	11
Other(3)(4)	(34)	—	(22)	(1)	402	6	238	13
Total	$7,124	100%	$1,616	100%	$7,192	100%	$1,917	100%

	Six Months Ended June 30,
	2019				2018
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$9,109	64%	$1,689	56%	$8,695	62%	$1,630	50%
Consumer Banking	3,714	26	1,011	33	3,573	25	965	30
Commercial Banking(3)(4)	1,390	10	303	10	1,419	10	450	14
Other(3)(4)	(6)	—	23	1	414	3	215	6
Total	$14,207	100%	$3,026	100%	$14,101	100%	$3,260	100%

20	Capital One Financial Corporation (COF)

__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(4)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $32 million and $62 million for the second quarter and first six months of 2018, with an offsetting increase in the Other category.

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $938 million and $1.7 billion in the second quarter and first six months of 2019, respectively, and $923 million and $1.6 billion in the second quarter and first six months of 2018, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$3,531	$3,396	4%		$7,121	$6,954	2%
Non-interest income	1,038	884	17		1,988	1,741	14
Total net revenue(1)	4,569	4,280	7		9,109	8,695	5
Provision for credit losses	1,095	1,171	(6)		2,484	2,627	(5)
Non-interest expense	2,253	1,904	18		4,424	3,943	12
Income from continuing operations before income taxes	1,221	1,205	1		2,201	2,125	4
Income tax provision	283	282	—		512	495	3
Income from continuing operations, net of tax	$938	$923	2		$1,689	$1,630	4
Selected performance metrics:
Average loans held for investment(2)	$110,798	$107,893	3		$111,125	$108,693	2
Average yield on loans held for investment(3)	15.66%	15.06%	60	bps	15.72%	15.15%	57	bps
Total net revenue margin(4)	16.50	15.87	63		16.39	16.00	39
Net charge-offs	$1,320	$1,260	5%		$2,684	$2,637	2%
Net charge-off rate	4.76%	4.67%	9	bps	4.83%	4.85%	(2	)bps
Purchase volume(5)	$106,903	$97,392	10%		$200,100	$183,937	9%

(Dollars in millions, except as noted)	June 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$112,141	$116,361	(4)%
30+ day performing delinquency rate	3.40%	4.00%	(60	)bps
30+ day delinquency rate	3.42	4.01	(59)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for loan and lease losses	$5,342	$5,535	(3)%
Allowance coverage ratio	4.76%	4.76%	—
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in

21	Capital One Financial Corporation (COF)

revenue and is not included in our net charge-offs. Total net revenue was reduced by $318 million and $694 million in the second quarter and first six months of 2019, respectively, and by $309 million and $644 million in the second quarter and first six months of 2018, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $426 million and $468 million as of June 30, 2019 and December 31, 2018, respectively.

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

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018, and changes in financial condition and credit performance between June 30, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income increased by $135 million to $3.5 billion in the second quarter of 2019 and increased by $167 million to $7.1 billion in the first six months of 2019 primarily driven by growth in our domestic credit card loan portfolio.

•
Non-Interest Income: Non-interest income increased by $154 million to $1.0 billion in the second quarter of 2019 and increased by $247 million to $2.0 billion in the first six months of 2019 primarily due to an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates, as well as a gain on the sale of certain partnership receivables.

•
Provision for Credit Losses: The provision for credit losses decreased by $76 million to $1.1 billion in the second quarter of 2019 and decreased by $143 million to $2.5 billion in the first six months of 2019 primarily driven by an allowance release in our domestic card loan portfolio due to the strong economy, stable underlying credit performance and the impact of the sale of certain partnership receivables.

•
Non-Interest Expense: Non-interest expense increased by $349 million to $2.3 billion in the second quarter of 2019 and increased by $481 million to $4.4 billion in the first six months of 2019 primarily driven by increased marketing expenses and higher operating expenses including Walmart partnership and related expenses.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $4.2 billion to $112.1 billion as of June 30, 2019 from December 31, 2018 primarily due to expected seasonal paydowns and the sale of certain partnership receivables, partially offset by growth in our domestic credit card loan portfolio.

◦
Average loans held for investment increased by $2.9 billion to $110.8 billion in the second quarter of 2019 compared to the second quarter of 2018 and increased by $2.4 billion to $111.1 billion in the first six months of 2019 compared to the first six months of 2018 primarily due to growth in our domestic credit card loan portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 9 basis points to 4.76% in the second quarter of 2019 compared to the second quarter of 2018 primarily driven by higher net charge-offs in our domestic credit card loan portfolio. The net charge-off rate decreased by 2 basis points to 4.83% in the first six months of 2019 compared to the first six months of 2018 primarily driven by favorability realized from portfolio seasoning.

The 30+ day delinquency rate decreased by 59 basis points to 3.42% as of June 30, 2019 from December 31, 2018 primarily due to seasonally lower delinquency inventories in our domestic credit card loan portfolio.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $869 million and $1.6 billion in the second quarter and first six months of 2019, respectively, compared to net income from continuing operations of $881 million and $1.5 billion in the second quarter and first six months of 2018, respectively. In the second quarter and first six months of 2019 and 2018, Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.

22	Capital One Financial Corporation (COF)

Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$3,220	$3,108	4%		$6,493	$6,337	2%
Non-interest income	971	818	19		1,844	1,592	16
Total net revenue(1)	4,191	3,926	7		8,337	7,929	5
Provision for credit losses	1,024	1,094	(6)		2,315	2,474	(6)
Non-interest expense	2,034	1,683	21		3,983	3,515	13
Income from continuing operations before income taxes	1,133	1,149	(1)		2,039	1,940	5
Income tax provision	264	268	(1)		475	452	5
Income from continuing operations, net of tax	$869	$881	(1)		$1,564	$1,488	5
Selected performance metrics:
Average loans held for investment(2)	$101,930	$98,895	3		$102,296	$99,668	3
Average yield on loans held for investment(3)	15.60%	15.05%	55	bps	15.65%	15.07%	58	bps
Total net revenue margin(4)	16.45	15.88	57		16.30	15.91	39
Net charge-offs	$1,240	$1,166	6%		$2,534	$2,487	2%
Net charge-off rate	4.86%	4.72%	14	bps	4.95%	4.99%	(4	)bps
Purchase volume(5)	$98,052	$88,941	10%		$183,790	$168,135	9%

(Dollars in millions, except as noted)	June 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$102,959	$107,350	(4)%
30+ day delinquency rate	3.40%	4.04%	(64	)bps
Allowance for loan and lease losses	$4,925	$5,144	(4)
Allowance coverage ratio	4.78%	4.79%	(1	)bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business remained substantially flat in the second quarter of 2019 compared to the second quarter of 2018 and increased in the first six months of 2019 compared to the first six months of 2018 primarily driven by:

•
higher non-interest income due to an increase in net interchange fees, driven by higher purchase volume and the impact of updated rewards cost estimates, as well as a gain on the sale of certain partnership receivables;

•	lower provision for credit losses due to the strong economy, stable underlying credit performance and the impact of the sale of certain partnership receivables; and

•	higher net interest income due to portfolio growth.

23	Capital One Financial Corporation (COF)

These drivers were largely offset by increased marketing expenses and higher operating expenses including Walmart partnership and related expenses.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, net interchange income and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $543 million and $1.0 billion in the second quarter and first six months of 2019, respectively, and $539 million and $965 million in the second quarter and first six months of 2018, respectively.

24	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$1,709	$1,609	6%		$3,388	$3,224	5%
Non-interest income	166	175	(5)		326	349	(7)
Total net revenue	1,875	1,784	5		3,714	3,573	4
Provision for credit losses	165	118	40		400	351	14
Non-interest expense	1,002	963	4		1,996	1,963	2
Income from continuing operations before income taxes	708	703	1		1,318	1,259	5
Income tax provision	165	164	1		307	294	4
Income from continuing operations, net of tax	$543	$539	1		$1,011	$965	5
Selected performance metrics:
Average loans held for investment:
Auto	$57,070	$55,298	3		$56,654	$54,824	3
Home loan(1)	—	8,098	**		—	12,635	**
Retail banking	2,788	3,084	(10)		2,809	3,256	(14)
Total consumer banking	$59,858	$66,480	(10)		$59,463	$70,715	(16)
Average yield on loans held for investment(2)	8.36%	7.32%	104	bps	8.25%	7.08%	117	bps
Average deposits	$204,164	$193,278	6%		$202,627	$190,547	6%
Average deposits interest rate	1.26%	0.88%	38	bps	1.22%	0.84%	38	bps
Net charge-offs	$172	$198	(13)%		$393	$421	(7)%
Net charge-off rate	1.15%	1.19%	(4	)bps	1.32%	1.19%	13	bps
Auto loan originations	$7,327	$6,994	5%		$13,549	$13,701	(1)%

(Dollars in millions, except as noted)	June 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Auto	$57,556	$56,341	2%
Retail banking	2,771	2,864	(3)
Total consumer banking	$60,327	$59,205	2
30+ day performing delinquency rate	5.87%	6.67%	(80	)bps
30+ day delinquency rate	6.41	7.36	(95)
Nonperforming loan rate	0.66	0.81	(15)
Nonperforming asset rate(3)	0.75	0.90	(15)
Allowance for loan and lease losses	$1,055	$1,048	1%
Allowance coverage ratio	1.75%	1.77%	(2	)bps
Deposits	$205,220	$198,607	3%
__________

(1)	In 2018, we sold all of our consumer home loan portfolio and the related servicing. The impact of this sale is reflected in the Other category.

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

(3)
Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.

**	Not meaningful.

25	Capital One Financial Corporation (COF)

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018, and changes in financial condition and credit performance between June 30, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income increased by $100 million to $1.7 billion in the second quarter of 2019 and increased by $164 million to $3.4 billion in the first six months of 2019 primarily driven by higher deposit volumes and margins in our Retail Banking business as well as growth in our auto loan portfolio, partially offset by the reduction in net interest income from the sale of our consumer home loan portfolio.

Consumer Banking loan yield increased by 104 basis points to 8.36% and increased by 117 basis points to 8.25% in the second quarter and first six months of 2019, respectively, compared to the second quarter and first six months of 2018. The increase was primarily driven by changes in product mix due to the sale of our consumer home loan portfolio and higher yields as a result of higher interest rates.

•
Non-Interest Income: Non-interest income was substantially flat at $166 million in the second quarter of 2019 and decreased by $23 million to $326 million in the first six months of 2019 primarily driven by the impact of the sale of our online retail brokerage business in the fourth quarter of 2018.

•
Provision for Credit Losses: The provision for credit losses increased by $47 million to $165 million in the second quarter of 2019 and increased by $49 million to $400 million in the first six months of 2019 primarily driven by the allowance release in 2018 largely due to improvements in credit trends in our auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $39 million to $1.0 billion in the second quarter of 2019 and increased by $33 million to $2.0 billion in the first six months of 2019 primarily driven by higher operating expenses due to growth in our auto loan portfolio and increased marketing expense associated with our national banking strategy, partially offset by lower operating expense due to the sale of our consumer home loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.1 billion to $60.3 billion as of June 30, 2019 compared to December 31, 2018 due to growth in our auto loan portfolio. Average loans held for investment decreased by $6.6 billion to $59.9 billion in the second quarter of 2019 compared to the second quarter of 2018 and decreased by $11.3 billion to $59.5 billion in the first six months of 2019 compared to the first six months of 2018 primarily driven by the sale of our consumer home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $6.6 billion to $205.2 billion as of June 30, 2019 from December 31, 2018 driven by strong growth in our deposit products as a result of our national banking strategy.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 4 basis points to 1.15% in the second quarter of 2019 compared to the second quarter of 2018 primarily driven by lower net charge-offs in our auto loan portfolio, partially offset by the lower loan balances due to the sale of our consumer home loan portfolio.

The net charge-off rate increased by 13 basis points to 1.32% in the first six months of 2019 compared to the first six months of 2018 primarily driven by lower loan balances due to the sale of our consumer home loan portfolio, partially offset by lower net charge-offs in our auto loan portfolio.
The 30+ day delinquency rate decreased by 95 basis points to 6.41% as of June 30, 2019 from December 31, 2018 primarily attributable to seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $157 million and $303 million in the second quarter and first six months of 2019, respectively, and $217 million and $450 million in the the second quarter and first six months of 2018, respectively.

26	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$514	$517	(1)%		$1,003	$1,023	(2)%
Non-interest income	200	209	(4)		387	396	(2)
Total net revenue (1)(2)	714	726	(2)		1,390	1,419	(2)
Provision for credit losses(3)	82	34	141		151	20	**
Non-interest expense	427	409	4		844	812	4
Income from continuing operations before income taxes	205	283	(28)		395	587	(33)
Income tax provision	48	66	(27)		92	137	(33)
Income from continuing operations, net of tax	$157	$217	(28)		$303	$450	(33)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$29,514	$27,302	8		$29,276	$26,924	9
Commercial and industrial	42,476	38,686	10		42,304	38,467	10
Total commercial lending	71,990	65,988	9		71,580	65,391	9
Small-ticket commercial real estate	7	376	(98)		139	385	(64)
Total commercial banking	$71,997	$66,364	8		$71,719	$65,776	9
Average yield on loans held for investment(1)(4)	4.75%	4.43%	32	bps	4.68%	4.30%	38	bps
Average deposits	$31,364	$32,951	(5)%		$31,092	$33,501	(7)%
Average deposits interest rate	1.28%	0.65%	63	bps	1.19%	0.59%	60	bps
Net charge-offs (recovery)	$16	$(7)	**		$30	$12	150%
Net charge-off (recovery) rate	0.09%	(0.04)%	13	bps	0.08%	0.04%	4	bps

(Dollars in millions, except as noted)	June 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$29,861	$28,899	3%
Commercial and industrial	42,125	41,091	3
Total commercial lending	71,986	69,990	3
Small-ticket commercial real estate	6	343	(98)
Total commercial banking	$71,992	$70,333	2
Nonperforming loan rate	0.50%	0.44%	6	bps
Nonperforming asset rate(5)	0.50	0.45	5
Allowance for loan and lease losses(3)	$736	$637	16%
Allowance coverage ratio	1.02%	0.91%	11	bps
Deposits	$30,761	$29,480	4%
Loans serviced for others	35,609	32,588	9
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $32 million and $62 million for the second quarter and first six months of 2018, with an offsetting increase in the Other category.

27	Capital One Financial Corporation (COF)

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $140 million and $118 million as of June 30, 2019 and December 31, 2018, respectively.

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
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018, and changes in financial condition and credit performance between June 30, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income was substantially flat at $514 million in the second quarter of 2019 and decreased by $20 million to $1.0 billion in the first six months of 2019 primarily driven by lower average deposit balances, higher rates paid and lower loan margins, partially offset by growth across our commercial loan portfolios.

•	Non-Interest Income: Non-interest income remained substantially flat at $200 million in the second quarter of 2019 and $387 million in the first six months of 2019.

•
Provision for Credit Losses: Provision for credit losses increased by $48 million to $82 million in the second quarter of 2019 and increased by $131 million to $151 million in the first six months of 2019 primarily driven by an allowance build.

•
Non-Interest Expense: Non-interest expense increased by $18 million to $427 million in the second quarter of 2019 and increased by $32 million to $844 million in the first six months of 2019 primarily driven by higher operating expenses associated with continued investments in technology and other business initiatives.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.7 billion to $72.0 billion as of June 30, 2019 from December 31, 2018, and average loans held for investment increased by $5.6 billion to $72.0 billion in the second quarter of 2019 compared to the second quarter of 2018 and increased by $5.9 billion to $71.7 billion in the first six months of 2019 compared to the first six months of 2018 primarily driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits increased by $1.3 billion to $30.8 billion as of June 30, 2019, from December 31, 2018 primarily driven by new business growth.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 13 basis points to 0.09% in the second quarter of 2019 and increased by 4 basis points to 0.08% in the first six months of 2019.

The nonperforming loan rate increased by 6 basis points to 0.50% as of June 30, 2019 from December 31, 2018 primarily driven by some isolated credit deterioration.
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

•	offsets related to certain line-item reclassifications;

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

•	foreign exchange-rate fluctuations on foreign currency-denominated balances.

28	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Selected income statement data:
Net interest income (loss)	$(8)	$29	**	$25	$68	(63)%
Non-interest income (loss)	(26)	373	**	(31)	346	**
Total net revenue (loss) (1)(2)	(34)	402	**	(6)	414	**
Benefit for credit losses	—	(47)	**	—	(48)	**
Non-interest expense	97	148	(34)%	186	279	(33)
Income (loss) from continuing operations before income taxes	(131)	301	**	(192)	183	**
Income tax provision (benefit)	(109)	63	**	(215)	(32)	**
Income (loss) from continuing operations, net of tax	$(22)	$238	**	$23	$215	(89)
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $32 million and $62 million for the second quarter and first six months of 2018, with an offsetting increase in the Other category.

**	Not meaningful.
Net loss from continuing operations recorded in the Other category was $22 million in the second quarter of 2019 and net income was $23 million for the first six months of 2019, compared to net income of $238 million and $215 million in the second quarter and first six months of 2018, respectively, primarily driven by the absence of the net gain from the sale of our consumer home loan portfolio in the second quarter of 2018.

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

29	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2019 and the expected impacts of accounting standards issued but not adopted as of June 30, 2019.

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
Capital Standards and Prompt Corrective Action
We are subject to capital adequacy standards adopted by the Board of Governors of the Federal Reserve System (“Federal Reserve”), Office of the Comptroller of the Currency (“OCC”) and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “Federal Banking Agencies”), including the capital rules that implemented the Basel III capital framework (“Basel III Capital Rule”) developed by the Basel Committee on Banking Supervision (“Basel Committee”). The Basel III Capital Rule includes the “Basel III Standardized Approach” and the “Basel III Advanced Approaches.” Moreover, the Banks, as insured depository institutions, are subject to Prompt Corrective Action (“PCA”) capital regulations.
We entered parallel run under Basel III Advanced Approaches on January 1, 2015, during which we are required to calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continue to use the Standardized Approach for purposes of meeting regulatory capital requirements. Under the Basel III Capital Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches. Once we exit parallel run, based on clarification of the Basel III Capital Rule from our regulators, any amount by which our expected credit losses exceed eligible credit reserves, as each term is defined under the Basel III Capital Rule, will be deducted from our Basel III Standardized Approach numerator, subject to transition provisions. Inclusive of this impact, based on current capital rules and our business mix, we estimate that our Basel III Advanced Approaches ratios will be lower than our Basel III Standardized Approach ratios. However, there is uncertainty whether this will remain the case, or whether we will remain subject to the Basel III Advanced Approaches in light of potential changes to the United States capital rules.
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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of June 30, 2019, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
For the description of the regulatory capital rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K.

30	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of June 30, 2019 and December 31, 2018.
Table 14: Capital Ratios under Basel III(1)(2)

	June 30, 2019			December 31, 2018
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.3%	4.5%	N/A	11.2%	4.5%	N/A
Tier 1 capital(4)	13.8	6.0	6.0%	12.7	6.0	6.0%
Total capital(5)	16.2	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	11.4	4.0	N/A	10.7	4.0	N/A
Supplementary leverage(7)	9.7	3.0	N/A	9.0	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	15.5	4.5	6.5	15.3	4.5	6.5
Tier 1 capital(4)	15.5	6.0	8.0	15.3	6.0	8.0
Total capital(5)	17.6	8.0	10.0	17.6	8.0	10.0
Tier 1 leverage(6)	14.0	4.0	5.0	14.0	4.0	5.0
Supplementary leverage(7)	11.4	3.0	N/A	11.5	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.9	4.5	6.5	13.0	4.5	6.5
Tier 1 capital(4)	13.9	6.0	8.0	13.0	6.0	8.0
Total capital(5)	15.0	8.0	10.0	14.2	8.0	10.0
Tier 1 leverage(6)	9.4	4.0	5.0	9.1	4.0	5.0
Supplementary leverage(7)	8.4	3.0	N/A	8.0	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)
Ratios as of June 30, 2019 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2019 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of June 30, 2019 and December 31, 2018.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2019	December 31, 2018
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$51,236	$48,570
Adjustments:
AOCI(1)	170	(1,263)
Goodwill, net of related deferred tax liabilities	(14,365)	(14,373)
Intangible assets, net of related deferred tax liabilities	(194)	(254)
Other	(401)	391
Common equity Tier 1 capital	36,446	33,071
Tier 1 capital instruments	4,360	4,360
Tier 1 capital	40,806	37,431
Tier 2 capital instruments	3,379	3,483
Qualifying allowance for loan and lease losses	3,734	3,731
Tier 2 capital	7,113	7,214
Total capital	$47,919	$44,645

Regulatory Capital Metrics
Risk-weighted assets	$295,255	$294,950
Adjusted average assets	356,518	350,606
Total leverage exposure	421,139	414,701
__________

(1)	Amounts presented are net of tax.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both June 30, 2019 and December 31, 2018.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of June 30, 2019, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
For 2019, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 7.0%, 8.5% and 10.5%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of June 30, 2019, the Company and each of the Banks were all above the applicable combined thresholds.

32	Capital One Financial Corporation (COF)

Capital Planning and Regulatory Stress Testing
On June 27, 2019, the Federal Reserve completed its 2019 Comprehensive Capital Analysis and Review (“CCAR”) and did not object to our proposed adjusted capital plan. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. We expect to maintain the quarterly dividend on our common stock of $0.40 per share, subject to the approval of the Board of Directors. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K.
Dividend Policy and Stock Purchases
In the first six months of 2019, we declared and paid common stock dividends of $383 million, or $0.80 per share, and preferred stock dividends of $132 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2019.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2019
					Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company (“BHC”), our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of June 30, 2019, funds available for dividend payments from COBNA and CONA were $2.0 billion and $4.7 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2018 Stock Repurchase Program, our Board of Directors authorized the repurchase of up to $1.2 billion of shares of common stock beginning in the third quarter of 2018 through the end of the second quarter of 2019. We completed the 2018 Stock Repurchase Program in the fourth quarter of 2018.
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

33	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Risk Framework
The risk framework was refined at the end of the second quarter of 2019 to enhance risk management and more fully articulate alignment with regulatory guidance and industry practices.
We use a risk framework to provide an overall enterprise-wide approach for effectively managing risk. We execute against our risk framework with the “Three Lines of Defense” risk management model to structure the roles, responsibilities and accountabilities in the organization for taking and managing risk.
The “First Line of Defense” consists of any line of business or function that is accountable for risk taking and is responsible for: (i) engaging in activities designed to generate revenue or reduce expenses; (ii) providing operational support or servicing to any business function for the delivery of products or services to customers; or (iii) providing technology services in direct support of first line business areas. Each line of business or first line function is responsible for managing the risks associated with their activities, including identifying, assessing, measuring, monitoring, controlling, and reporting the risks within its business activities, consistent with the risk framework. The “Second Line of Defense” consists of two types of functions: Independent Risk Management (“IRM”) and Support Functions. IRM oversees risk-taking activities and assesses risks and issues independent from the first line of defense. Support Functions are centers of specialized expertise (e.g., Human Resources, Accounting, Legal) that provide support services to the enterprise. The “Third Line of Defense” is comprised of the Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that the first and second lines of defense have systems and governance processes which are well-designed and working as intended, and that the risk framework is appropriate for the size, complexity and risk profile of Capital One.
The risk framework is also used to guide design of risk programs and performance of risk activity within each risk category and across the entire enterprise.
There are nine elements that comprise the risk framework:

•	Governance and Accountability

•	Strategy and Risk Alignment

•	Identification

•	Assessment, Measurement and Response

•	Monitoring and Testing

•	Aggregation, Reporting and Escalation

•	Capital and Liquidity Management (including Stress Testing)

•	Risk Data and Enabling Technology

•	Culture and Talent Management
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

34	Capital One Financial Corporation (COF)

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
Portfolio Composition of Loans Held for Investment
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. We sold all of our consumer home loan portfolio and the related servicing during 2018. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2018 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale.  Loans and the related credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.8 billion and $1.2 billion as of June 30, 2019 and December 31, 2018, respectively.
Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2019 and December 31, 2018.
Table 17: Portfolio Composition of Loans Held for Investment

	June 30, 2019		December 31, 2018
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$102,959	42.1%	$107,350	43.6%
International card businesses	9,182	3.8	9,011	3.7
Total credit card	112,141	45.9	116,361	47.3
Consumer Banking:
Auto	57,556	23.6	56,341	22.9
Retail banking	2,771	1.1	2,864	1.2
Total consumer banking	60,327	24.7	59,205	24.1
Commercial Banking:
Commercial and multifamily real estate	29,861	12.2	28,899	11.8
Commercial and industrial	42,125	17.2	41,091	16.7
Total commercial lending	71,986	29.4	69,990	28.5
Small-ticket commercial real estate	6	—	343	0.1
Total commercial banking	71,992	29.4	70,333	28.6
Total loans held for investment	$244,460	100.0%	$245,899	100.0%

35	Capital One Financial Corporation (COF)

Commercial Loans
Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2019 and December 31, 2018. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 18: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2019	December 31, 2018
Real estate	39%	40%
Finance	16	16
Healthcare	11	12
Business services	6	5
Oil and gas	5	5
Public administration	4	4
Educational services	4	4
Retail trade	3	3
Construction and land	3	2
Other	9	9
Total	100%	100%
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

36	Capital One Financial Corporation (COF)

Table 19 provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2019 and December 31, 2018.
Table 19: Credit Score Distribution

(Percentage of portfolio)	June 30, 2019	December 31, 2018
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	68%	67%
660 or below	32	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	49%	50%
621 - 660	19	19
620 or below	32	31
Total	100%	100%
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

Table 20 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2019 and December 31, 2018.
Table 20: 30+ Day Delinquencies

	June 30, 2019				December 31, 2018
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,503	3.40%	$3,503	3.40%	$4,335	4.04%	$4,335	4.04%
International card businesses	312	3.40	329	3.59	317	3.52	333	3.70
Total credit card	3,815	3.40	3,832	3.42	4,652	4.00	4,668	4.01
Consumer Banking:
Auto	3,512	6.10	3,820	6.64	3,918	6.95	4,309	7.65
Retail banking	26	0.93	45	1.62	29	1.01	51	1.77
Total consumer banking	3,538	5.87	3,865	6.41	3,947	6.67	4,360	7.36
Commercial Banking:
Commercial and multifamily real estate	41	0.14	50	0.17	119	0.41	140	0.49
Commercial and industrial	307	0.73	432	1.02	176	0.43	279	0.68
Total commercial lending	348	0.48	482	0.67	295	0.42	419	0.60
Small-ticket commercial real estate	—	—	4	**	1	0.39	7	1.84
Total commercial banking	348	0.48	486	0.67	296	0.42	426	0.61
Total	$7,701	3.15	$8,183	3.35	$8,895	3.62	$9,454	3.84
__________

(1)
Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including purchased credit-impaired (“PCI”) loans as applicable.

**	Not meaningful.
Table 21 presents our 30+ day delinquent loans, by aging and geography, as of June 30, 2019 and December 31, 2018.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,878	1.59%	$4,282	1.73%
60 – 89 days	2,137	0.87	2,430	0.99
> 90 days	2,168	0.89	2,742	1.12
Total	$8,183	3.35%	$9,454	3.84%
Geographic region:
Domestic	$7,854	3.21%	$9,121	3.70%
International	329	0.14	333	0.14
Total	$8,183	3.35%	$9,454	3.84%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.

38	Capital One Financial Corporation (COF)

Table 22 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of June 30, 2019 and December 31, 2018. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,763	1.57%	$2,233	1.92%
Commercial banking	6	0.01	—	—
Total	$1,769	0.72	$2,233	0.91
Geographic region:
Domestic	$1,650	0.70%	$2,111	0.89%
International	119	1.29	122	1.35
Total	$1,769	0.72	$2,233	0.91
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and foreclosed properties. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 23 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2019 and December 31, 2018. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

39	Capital One Financial Corporation (COF)

Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$23	0.25%	$22	0.25%
Total credit card	23	0.02	22	0.02
Consumer Banking:
Auto	369	0.64	449	0.80
Retail banking	28	1.02	30	1.04
Total consumer banking	397	0.66	479	0.81
Commercial Banking:
Commercial and multifamily real estate	43	0.14	83	0.29
Commercial and industrial	311	0.74	223	0.54
Total commercial lending	354	0.49	306	0.44
Small-ticket commercial real estate	6	**	6	1.80
Total commercial banking	360	0.50	312	0.44
Total nonperforming loans held for investment(3)	$780	0.32	$813	0.33
Other nonperforming assets(4)	51	0.02	59	0.02
Total nonperforming assets	$831	0.34	$872	0.35
__________

(1)
We recognized interest income for loans classified as nonperforming of $12 million and $11 million in the first six months of 2019 and 2018, respectively. Interest income foregone related to nonperforming loans was $39 million and $31 million in the first six months of 2019 and 2018, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.55% and 0.59% as of June 30, 2019 and December 31, 2018, respectively.

(4)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

**	Not meaningful.

40	Capital One Financial Corporation (COF)

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
Table 24 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2019 and 2018.
Table 24: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,240	4.86%	$1,166	4.72%	$2,534	4.95%	$2,487	4.99%
International card businesses	80	3.63	94	4.14	150	3.41	150	3.32
Total credit card	1,320	4.76	1,260	4.67	2,684	4.83	2,637	4.85
Consumer Banking:
Auto	155	1.09	182	1.32	358	1.26	390	1.42
Retail banking	17	2.42	16	2.07	35	2.49	32	1.97
Home loan	—	—	—	—	—	—	(1)	(0.02)
Total consumer banking	172	1.15	198	1.19	393	1.32	421	1.19
Commercial Banking:
Commercial and industrial	16	0.15	(7)	(0.07)	30	0.14	12	0.06
Total commercial banking	16	0.09	(7)	(0.04)	30	0.08	12	0.04
Other loans	—	—	8	**	—	—	7	46.30
Total net charge-offs	$1,508	2.48	$1,459	2.42	$3,107	2.56	$3,077	2.51
Average loans held for investment	$242,653		$240,758		$242,307		$245,218
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

**	Not meaningful.
Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.

41	Capital One Financial Corporation (COF)

Table 25 presents our recorded investment of loans modified in TDRs as of June 30, 2019 and December 31, 2018, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 25: Troubled Debt Restructurings

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$826	51.2%	$855	53.2%
Consumer banking:
Auto	334	20.7	339	21.1
Retail banking	32	2.0	33	2.1
Total consumer banking	366	22.7	372	23.2
Commercial banking	420	26.1	379	23.6
Total	$1,612	100.0%	$1,606	100.0%
Status of TDRs:
Performing	$1,396	86.6%	$1,433	89.2%
Nonperforming	216	13.4	173	10.8
Total	$1,612	100.0%	$1,606	100.0%
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
In our Consumer Banking business, the majority of our loans modified in TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of these concessions. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged-off amount is reported as principal reduction. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the recorded investment.
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
Impaired loans totaled $1.9 billion and $1.8 billion as of June 30, 2019 and December 31, 2018, respectively. These amounts include TDRs of $1.6 billion as of both June 30, 2019 and December 31, 2018. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

42	Capital One Financial Corporation (COF)

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
Table 26 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the second quarter and first six months of 2019 and 2018, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

43	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of March 31, 2019	$5,141	$427	$5,568	$1,002	$60	$1,062	$683	$7,313
Charge-offs	(1,580)	(131)	(1,711)	(401)	(22)	(423)	(23)	(2,157)
Recoveries(1)	340	51	391	246	5	251	7	649
Net charge-offs	(1,240)	(80)	(1,320)	(155)	(17)	(172)	(16)	(1,508)
Provision for loan and lease losses	1,024	71	1,095	150	15	165	69	1,329
Allowance build (release) for loan and lease losses	(216)	(9)	(225)	(5)	(2)	(7)	53	(179)
Other changes(2)	—	(1)	(1)	—	—	—	—	(1)
Balance as of June 30, 2019	4,925	417	5,342	997	58	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of March 31, 2019	—	—	—	—	4	4	127	131
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	13	13
Balance as of June 30, 2019	—	—	—	—	4	4	140	144
Combined allowance and reserve as of June 30, 2019	$4,925	$417	$5,342	$997	$62	$1,059	$876	$7,277

	Six Months Ended June 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(3,232)	(261)	(3,493)	(850)	(44)	(894)	(43)	(4,430)
Recoveries(1)	698	111	809	492	9	501	13	1,323
Net charge-offs	(2,534)	(150)	(2,684)	(358)	(35)	(393)	(30)	(3,107)
Provision for loan and lease losses	2,315	169	2,484	365	35	400	129	3,013
Allowance build (release) for loan and lease losses	(219)	19	(200)	7	—	7	99	(94)
Other changes(2)	—	7	7	—	—	—	—	7
Balance as of June 30, 2019	4,925	417	5,342	997	58	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	22	22
Balance as of June 30, 2019	—	—	—	—	4	4	140	144
Combined allowance and reserve as of June 30, 2019	$4,925	$417	$5,342	$997	$62	$1,059	$876	$7,277

44	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan(3)	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2018	$5,332	$394	$5,726	$1,137	$53	$63	$1,253	$587	$1	$7,567
Charge-offs	(1,549)	(130)	(1,679)	(393)	—	(21)	(414)	(7)	(9)	(2,109)
Recoveries(1)	383	36	419	211	—	5	216	14	1	650
Net charge-offs	(1,166)	(94)	(1,260)	(182)	—	(16)	(198)	7	(8)	(1,459)
Provision (benefit) for loan and lease losses	1,094	77	1,171	105	—	14	119	30	(47)	1,273
Allowance build (release) for loan and lease losses	(72)	(17)	(89)	(77)	—	(2)	(79)	37	(55)	(186)
Other changes(2)(3)	—	(13)	(13)	—	(53)	(1)	(54)	—	54	(13)
Balance as of June 30, 2018	5,260	364	5,624	1,060	—	60	1,120	624	—	7,368
Reserve for unfunded lending commitments:
Balance as of March 31, 2018	—	—	—	—	—	6	6	108	—	114
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(1)	(1)	4	—	3
Balance as of June 30, 2018	—	—	—	—	—	5	5	112	—	117
Combined allowance and reserve as of June 30, 2018	$5,260	$364	$5,624	$1,060	$—	$65	$1,125	$736	$—	$7,485

	Six Months Ended June 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan(3)	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(3,246)	(258)	(3,504)	(803)	—	(42)	(845)	(28)	(8)	(4,385)
Recoveries(1)	759	108	867	413	1	10	424	16	1	1,308
Net charge-offs	(2,487)	(150)	(2,637)	(390)	1	(32)	(421)	(12)	(7)	(3,077)
Provision (benefit) for loan and lease losses	2,474	153	2,627	331	(6)	28	353	25	(48)	2,957
Allowance build (release) for loan and lease losses	(13)	3	(10)	(59)	(5)	(4)	(68)	13	(55)	(120)
Other changes(2)(3)	—	(14)	(14)	—	(53)	(1)	(54)	—	54	(14)
Balance as of June 30, 2018	5,260	364	5,624	1,060	—	60	1,120	624	—	7,368
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Benefit for losses on unfunded lending commitments	—	—	—	—	—	(2)	(2)	(5)	—	(7)
Balance as of June 30, 2018	—	—	—	—	—	5	5	112	—	117
Combined allowance and reserve as of June 30, 2018	$5,260	$364	$5,624	$1,060	$—	$65	$1,125	$736	$—	$7,485
__________

(1)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged-off loans as well as additional strategies, such as litigation.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(3)	In 2018, we sold all of our consumer home loan portfolio.The impact included a benefit for credit losses of $46 million in the second quarter of 2018 which was reflected in the Other category.

45	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 27 presents the allowance coverage ratios as of June 30, 2019 and December 31, 2018.
Table 27: Allowance Coverage Ratios

	June 30, 2019			December 31, 2018
(Dollars in millions)	Allowance for loan and lease losses	Amount(1)	Allowance coverage ratio	Allowance for loan and lease losses	Amount(1)	Allowance coverage ratio
Credit Card	$5,342	$3,832	139.38%	$5,535	$4,668	118.56%
Consumer banking	1,055	3,865	27.30	1,048	4,360	24.04
Commercial banking	736	360	204.52	637	312	204.25
Total	$7,133	244,460	2.92	$7,220	245,899	2.94
__________

(1)
Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.

Our allowance for loan and lease losses decreased by $87 million to $7.1 billion and the allowance coverage ratio decreased by 2 basis points to 2.92% as of June 30, 2019 from December 31, 2018 primarily driven by an allowance release in our domestic credit card loan portfolio largely due to the strong economy, stable underlying credit performance and the impact of the sale of certain partnership receivables, partially offset by an allowance build in our commercial loan portfolio.

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
Table 28 below presents the composition of our liquidity reserves as of June 30, 2019 and December 31, 2018.
Table 28: Liquidity Reserves

(Dollars in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$15,111	$13,186
Investment securities portfolio:
Investment securities available for sale, at fair value	45,658	46,150
Investment securities held to maturity, at fair value	36,541	36,619
Total investment securities portfolio	82,199	82,769
FHLB borrowing capacity secured by loans	8,699	10,003
Outstanding FHLB advances and letters of credit secured by loans	(353)	(9,726)
Investment securities encumbered for Public Funds and others	(6,112)	(6,631)
Total liquidity reserves	$99,544	$89,601
Our liquidity reserves increased by $9.9 billion to $99.5 billion as of June 30, 2019 from December 31, 2018 primarily driven by a decrease in our FHLB advances outstanding and an increase in our cash and cash equivalents. See “MD&A—Risk Management” in our 2018 Form 10-K for additional information on our management of liquidity risk.

46	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily and to publicly disclose, on a quarterly basis, our LCR, certain related quantitative liquidity metrics, and a qualitative discussion of our LCR. Our average LCR during the second quarter of 2019 exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the SEC so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration that allows us to periodically offer and sell up to $25 billion of securitized debt obligations from our credit card loan securitization trust and a shelf registration that allows us to periodically offer and sell up to $20 billion from our auto loan securitization trusts.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of June 30, 2019, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $17.7 billion, of which $17.4 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $30 million and $415 million as of June 30, 2019 and December 31, 2018, respectively, which was determined in part based on our outstanding advances. In addition, we have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $6.4 billion as of June 30, 2019. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, totaling $1.3 billion as of both June 30, 2019 and December 31, 2018.
Funding
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations, brokered deposits, federal funds purchased, securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.

47	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposit interest rates for the second quarter and first six months of 2019 and 2018.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,780	$77	0.89%	$40,329	$60	0.60%
Saving deposits(2)	154,524	526	1.37	150,150	378	1.01
Time deposits less than $100,000	26,214	182	2.78	25,604	153	2.40
Total interest-bearing core deposits	215,518	785	1.46	216,083	591	1.10
Time deposits of $100,000 or more	14,934	85	2.29	6,612	30	1.80
Foreign deposits	—	—	—	384	1	0.38
Total interest-bearing deposits	$230,452	$870	1.51	$223,079	$622	1.12

	Six Months Ended June 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,759	$148	0.86%	$41,213	$118	0.58%
Saving deposits(2)	154,029	1,025	1.34	148,689	713	0.97
Time deposits less than $100,000	26,249	358	2.75	25,450	280	2.22
Total interest-bearing core deposits	215,037	1,531	1.44	215,352	1,111	1.04
Time deposits of $100,000 or more	13,983	156	2.25	5,648	49	1.74
Foreign deposits	—	—	—	384	1	0.41
Total interest-bearing deposits	$229,020	$1,687	1.47	$221,384	$1,161	1.05
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of June 30, 2019 and December 31, 2018, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K for additional information. We provide additional information on the composition of deposits under “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $9.0 billion to $359 million as of June 30, 2019 from December 31, 2018 driven by maturities of our short-term FHLB advances.

48	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $629 million to $48.9 billion as of June 30, 2019 from December 31, 2018, primarily driven by securitized debt maturities outpacing issuances. We provide more information on our securitization activity in “Note 6—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the second quarter and first six months of 2019 and 2018.
Table 30: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Securitized debt obligations	$1,123	$1,000	$3,537	$—
Senior and subordinated notes	1,411	2,000	750	—
FHLB advances	—	—	1	2
Total	$2,534	$3,000	$4,288	$2

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Securitized debt obligations	$2,623	$1,000	$4,126	$1,250
Senior and subordinated notes	2,661	5,250	2,500	2,600
FHLB advances	—	—	251	8,607
Total	$5,284	$6,250	$6,877	$12,457
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2019 and December 31, 2018.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2019			December 31, 2018
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of July 24, 2019, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have us on a stable outlook.

MARKET RISK PROFILE
Market risk is the risk of possible economic loss in the value of our financial instruments due to changes in market factors. Our primary market risk exposures include interest rate risk, foreign exchange risk and commodity pricing risk. We are exposed to market risk primarily from the following operations and activities:

•	Traditional banking activities of deposit gathering and lending;

49	Capital One Financial Corporation (COF)

•	Asset/liability management activities including the management of investment securities, short-term and long-term borrowings and derivatives;

•	Foreign operations in the U.K. and Canada within our Credit Card business; and

•	Customer accommodation activities within our Commercial Banking business.
We have enterprise-wide risk management policies and limits, approved by our Board of Directors, which govern our market risk management activities. Our objective is to manage our exposure to market risk in accordance with these policies and limits based on prevailing market conditions and long-term expectations. We provide additional information below about our primary sources of market risk , our market risk management strategies and the measures that we use to evaluate these exposures.
Interest Rate Risk
Interest rate risk represents exposure to financial instruments whose value vary with the level or volatility of interest rates. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or re-pricing of assets and liabilities. We manage our interest rate risk primarily by entering into interest rate swaps and other derivative instruments, including caps, floors, options, futures and forward contracts.
We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated earnings and non-dollar equity investments in foreign operations.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of free-standing interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. At the current level of interest rates, our net interest income remains largely unchanged in most scenarios and decreases in the -100 and -150 basis points scenarios.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity generally decreases as interest rates increase or decrease from the current levels.

50	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of June 30, 2019 and December 31, 2018. Due to decreases in interest rates since December 31, 2018, we lowered our maximum declining interest rate scenario to -150 basis points from -200 basis points in our interest rate sensitivity analysis as of June 30, 2019. In instances where a 150 basis points decrease in rates would result in a rate less than 0%, we assume a rate of 0% in our 150 basis points decline scenario.
Table 32: Interest Rate Sensitivity Analysis

	June 30, 2019	December 31, 2018
Estimated impact on projected baseline net interest income:
+200 basis points	0.5%	(0.8)%
+100 basis points	0.7	(0.2)
+50 basis points	0.4	0.0
–50 basis points	(0.8)	(0.3)
–100 basis points	(1.8)	(1.0)
–150 basis points	(3.3)	(2.1)
–200 basis points	N/A	(3.7)
Estimated impact on economic value of equity:
+200 basis points	(3.6)	(7.1)
+100 basis points	(0.5)	(2.9)
+50 basis points	0.2	(1.2)
–50 basis points	(1.8)	0.2
–100 basis points	(5.6)	(0.8)
–150 basis points	(11.7)	(3.5)
–200 basis points	N/A	(8.0)
In addition to these industry standard measures, we continue to factor into our internal interest rate risk management decisions, the potential impact of alternative interest rate scenarios, such as stressed rate shocks, as well as steepening and flattening yield curve scenarios.
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
For further information on our interest rate exposures, see “Note 9—Derivative Instruments and Hedging Activities.”
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to foreign exchange risk primarily from the intercompany funding denominated in the pound sterling (“GBP”) and the Canadian dollar (“CAD”) that we provide to our businesses in the U.K. and Canada and net equity investments in those businesses. We are also exposed to foreign exchange risk due to changes in the dollar-denominated value of future earnings and cash flows from our foreign operations and from our Euro-denominated (“EUR”) borrowings.

51	Capital One Financial Corporation (COF)

Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 646 million GBP and 756 million GBP as of June 30, 2019 and December 31, 2018, respectively, and 6.4 billion CAD and 6.5 billion CAD as of June 30, 2019 and December 31, 2018, respectively. Our EUR-denominated borrowings outstanding were 1.25 billion EUR as of June 30, 2019.
Our non-dollar equity investments in foreign operations expose us to translation risk in our AOCI and capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the net equity invested in our foreign operations related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.7 billion GBP and 1.6 billion GBP as of June 30, 2019 and December 31, 2018, respectively, and 1.3 billion CAD and 1.2 billion CAD as of June 30, 2019 and December 31, 2018, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to both measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Note 9—Derivative Instruments and Hedging Activities.”

52	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
In July 2019, the Federal Banking Agencies issued a final rule implementing limited changes to the Basel III Capital Rule, effective April 1, 2020. The changes are generally applicable only to organizations not subject to the Basel III Advanced Approaches. The rule includes revisions to the thresholds above which institutions must deduct certain assets from their common equity Tier 1 capital. These revisions would apply to us if we were no longer subject to the Basel III Advanced Approaches, as currently described in the October 2018 Tailoring Proposed Rule in our 2018 Form 10-K.
We provided additional information on our Supervision and Regulation in our 2018 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and our Quarterly Report on Form 10-Q for the period ended March 31, 2019 under “MD&A—Supervision and Regulation.”

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

•	the amount and rate of deposit growth;

•	changes in deposit costs;

•	our ability to execute on our strategic and operational plans;

53	Capital One Financial Corporation (COF)

•	restructuring activities or other charges;

•	our response to competitive pressures;

•	changes in retail distribution strategies and channels, including the emergence of new technologies and product delivery systems;

•	our success in integrating acquired businesses and loan portfolios, and our ability to realize anticipated benefits from announced transactions and strategic partnerships;

•	the success of our marketing efforts in attracting and retaining customers;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•
any significant disruption in our operations or in the technology platforms on which we rely, including cybersecurity, business continuity and related operational risks, as well as other security failures or breaches of our systems or those of our customers, partners, service providers or other third parties;

•
the potential impact to our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident we announced on July 29, 2019, as discussed in “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others”;

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part II—Item 1A. Risk Factors” in this Report and the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

54	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	June 30, 2019	December 31, 2018
Tangible Common Equity (Period-End)
Stockholders’ equity	$55,767	$51,668
Goodwill and intangible assets(1)	(14,886)	(14,941)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$36,521	$32,367
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$54,570	$51,114
Goodwill and intangible assets(1)	(14,900)	(14,953)
Noncumulative perpetual preferred stock	(4,360)	(4,360)
Tangible common equity	$35,310	$31,801
Tangible Assets (Period-End)
Total assets	$373,619	$372,538
Goodwill and intangible assets(1)	(14,886)	(14,941)
Tangible assets	$358,733	$357,597
Tangible Assets (Quarterly Average)
Total assets	$371,095	$365,243
Goodwill and intangible assets(1)	(14,900)	(14,953)
Tangible assets	$356,195	$350,290
Non-GAAP Ratio
TCE(2)	10.2%	9.1%
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

55	Capital One Financial Corporation (COF)

Glossary and Acronyms
2018 Stock Repurchase Program: On June 28, 2018, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of shares of our common stock from the third quarter of 2018 through the end of the second quarter of 2019.
2019 Stock Repurchase Program: On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock from the third quarter of 2019 through the end of the second quarter of 2020.
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
Cybersecurity Incident: The unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers that we announced on July 29, 2019.
Derivative: A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, credit worthiness for credit default swaps or financial or commodity indices.

56	Capital One Financial Corporation (COF)

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

57	Capital One Financial Corporation (COF)

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
Securitized debt obligations: A type of asset-backed security and structured credit product constructed from a portfolio of fixed-income assets.

58	Capital One Financial Corporation (COF)

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

Acronyms
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ASU: Accounting Standards Update
ASC: Accounting Standards Codification
AWS: Amazon Web Services, Inc.
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
FHLB: Federal Home Loan Banks
FinCEN: Financial Crimes Enforcement Network
Fitch: Fitch Ratings
FOS: Financial Ombudsman Service
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GAAP: Generally accepted accounting principles in the U.S.
GBP: Great British pound
GDPR: General Data Protection Regulation
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSR: Mortgage servicing rights

60	Capital One Financial Corporation (COF)

OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OTC: Over-the-counter
OTTI: Other-than-temporary impairment
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PIPEDA: Personal Information Protection and Electronic Documents Act
PPI: Payment protection insurance
REO: Real estate owned
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

61	Capital One Financial Corporation (COF)

62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2019	2018	2019	2018
Interest income:
Loans, including loans held for sale	$6,383	$5,989	$12,751	$12,123
Investment securities	629	539	1,284	991
Other	64	68	133	119
Total interest income	7,076	6,596	14,168	13,233
Interest expense:
Deposits	870	622	1,687	1,161
Securitized debt obligations	139	124	282	231
Senior and subordinated notes	310	289	624	540
Other borrowings	11	10	38	32
Total interest expense	1,330	1,045	2,631	1,964
Net interest income	5,746	5,551	11,537	11,269
Provision for credit losses	1,342	1,276	3,035	2,950
Net interest income after provision for credit losses	4,404	4,275	8,502	8,319
Non-interest income:
Interchange fees, net	820	723	1,578	1,366
Service charges and other customer-related fees	352	391	705	823
Net securities gains (losses)	15	(1)	39	7
Other	191	528	348	636
Total non-interest income	1,378	1,641	2,670	2,832
Non-interest expense:
Salaries and associate benefits	1,558	1,430	3,131	2,950
Occupancy and equipment	521	503	1,014	993
Marketing	546	425	1,063	839
Professional services	314	234	605	444
Communications and data processing	329	317	632	623
Amortization of intangibles	29	43	59	87
Other	482	472	946	1,061
Total non-interest expense	3,779	3,424	7,450	6,997
Income from continuing operations before income taxes	2,003	2,492	3,722	4,154
Income tax provision	387	575	696	894
Income from continuing operations, net of tax	1,616	1,917	3,026	3,260
Income (loss) from discontinued operations, net of tax	9	(11)	11	(8)
Net income	1,625	1,906	3,037	3,252
Dividends and undistributed earnings allocated to participating securities	(12)	(12)	(24)	(23)
Preferred stock dividends	(80)	(80)	(132)	(132)
Net income available to common stockholders	$1,533	$1,814	$2,881	$3,097
Basic earnings per common share:
Net income from continuing operations	$3.24	$3.76	$6.11	$6.39
Income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.02)
Net income per basic common share	$3.26	$3.74	$6.13	$6.37
Diluted earnings per common share:
Net income from continuing operations	$3.22	$3.73	$6.08	$6.35
Income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.02)
Net income per diluted common share	$3.24	$3.71	$6.10	$6.33

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$1,625	$1,906	$3,037	$3,252
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	272	(65)	564	(650)
Net changes in securities held to maturity	6	8	12	433
Net unrealized gains (losses) on hedging relationships	537	(113)	814	(431)
Foreign currency translation adjustments	15	(24)	45	(17)
Other	0	0	(2)	(1)
Other comprehensive income (loss), net of tax	830	(194)	1,433	(666)
Comprehensive income	$2,455	$1,712	$4,470	$2,586

See Notes to Consolidated Financial Statements.
64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,184	$4,768
Interest-bearing deposits and other short-term investments	9,927	8,418
Total cash and cash equivalents	15,111	13,186
Restricted cash for securitization investors	710	303
Investment securities:
Securities available for sale	45,658	46,150
Securities held to maturity	35,475	36,771
Total investment securities	81,133	82,921
Loans held for investment:
Unsecuritized loans held for investment	211,556	211,702
Loans held in consolidated trusts	32,904	34,197
Total loans held for investment	244,460	245,899
Allowance for loan and lease losses	(7,133)	(7,220)
Net loans held for investment	237,327	238,679
Loans held for sale, at lower of cost or fair value	1,829	1,192
Premises and equipment, net	4,243	4,191
Interest receivable	1,544	1,614
Goodwill	14,545	14,544
Other assets	17,177	15,908
Total assets	$373,619	$372,538

Liabilities:
Interest payable	$437	$458
Deposits:
Non-interest-bearing deposits	23,374	23,483
Interest-bearing deposits	231,161	226,281
Total deposits	254,535	249,764
Securitized debt obligations	16,959	18,307
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	359	352
Senior and subordinated notes	31,822	30,826
Other borrowings	93	9,420
Total other debt	32,274	40,598
Other liabilities	13,647	11,743
Total liabilities	317,852	320,870
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,475,000 shares issued and outstanding as of both June 30, 2019 and December 31, 2018)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 671,406,101 and 667,969,069 shares issued as of June 30, 2019 and December 31, 2018, respectively, 470,333,041 and 467,717,306 shares outstanding as of June 30, 2019 and December 31, 2018, respectively)	7	7
Additional paid-in capital, net	32,262	32,040
Retained earnings	38,386	35,875
Accumulated other comprehensive income (loss)	170	(1,263)
Treasury stock, at cost (par value $.01 per share; 201,073,060 and 200,251,763 shares as of June 30, 2019 and December 31, 2018, respectively)	(15,058)	(14,991)
Total stockholders’ equity	55,767	51,668
Total liabilities and stockholders’ equity	$373,619	$372,538

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						1,412	603		2,015
Dividends—common stock(1)			32,700	0	3	(194)			(191)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(65)	(65)
Issuances of common stock and restricted stock, net of forfeitures			2,641,635	0	52				52
Exercises of stock options			5,000	0	0				0
Compensation expense for restricted stock units and stock options					65				65
Balance as of March 31, 2019	4,475,000	$0	670,648,404	$7	$32,160	$37,030	$(660)	$(15,056)	$53,481
Comprehensive income						1,625	830		2,455
Dividends—common stock(1)			8,680	0	1	(189)			(188)
Dividends—preferred stock						(80)			(80)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			745,017	0	46				46
Exercises of stock options			4,000	0	0				0
Compensation expense for restricted stock units and stock options					55				55
Balance as of June 30, 2019	4,475,000	$0	671,406,101	$7	$32,262	$38,386	$170	$(15,058)	$55,767

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						1,346	(472)		874
Dividends—common stock(1)			22,467	0	2	(199)			(197)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(273)	(273)
Issuances of common stock and restricted stock, net of forfeitures			2,452,786	0	49				49
Exercises of stock options and warrants			675,871	0	14				14
Compensation expense for restricted stock awards, restricted stock units and stock options					58				58
Balance as of March 31, 2018	4,475,000	$0	664,876,051	$7	$31,779	$31,996	$(1,599)	$(12,980)	$49,203
Comprehensive income (loss)						1,906	(194)		1,712
Dividends—common stock(1)			4,371	0	0	(196)			(196)
Dividends—preferred stock						(80)			(80)
Purchases of treasury stock								(802)	(802)
Issuances of common stock and restricted stock, net of forfeitures			571,514	0	41				41
Exercises of stock options and warrants			403,835	0	6				6
Compensation expense for restricted stock awards, restricted stock units and stock options					42				42
Balance as of June 30, 2018	4,475,000	$0	665,855,771	$7	$31,868	$33,626	$(1,793)	$(13,782)	$49,926
__________

(1)	We declared dividend per share on our common stock of $0.40 in the second quarter of 2019 and 2018, and $0.80 in the first six months of 2019 and 2018.

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Operating activities:
Income from continuing operations, net of tax	$3,026	$3,260
Income (loss) from discontinued operations, net of tax	11	(8)
Net income	3,037	3,252
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,035	2,950
Depreciation and amortization, net	1,585	1,132
Deferred tax provision (benefit)	(15)	95
Net securities gains	(39)	(7)
Gain on sales of loans	(57)	(433)
Stock-based compensation expense	129	108
Loans held for sale:
Originations and purchases	(5,371)	(3,838)
Proceeds from sales and paydowns	4,869	3,574
Changes in operating assets and liabilities:
Changes in interest receivable	70	43
Changes in other assets	1,251	(110)
Changes in interest payable	(21)	37
Changes in other liabilities	634	(1,116)
Net cash from operating activities	9,107	5,687
Investing activities:
Securities available for sale:
Purchases	(5,674)	(9,460)
Proceeds from paydowns and maturities	3,362	3,763
Proceeds from sales	3,983	1,058
Securities held to maturity:
Purchases	(396)	(14,586)
Proceeds from paydowns and maturities	1,657	1,199
Loans:
Net changes in loans held for investment	(3,395)	13,896
Principal recoveries of loans previously charged off	1,323	1,308
Net purchases of premises and equipment	(396)	(429)
Net cash from other investing activities	(589)	(364)
Net cash from investing activities	(125)	(3,615)

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,513	$4,691
Issuance of securitized debt obligations	2,617	997
Maturities and paydowns of securitized debt obligations	(4,126)	(1,250)
Issuance of senior and subordinated notes and long-term FHLB advances	2,646	5,227
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(2,751)	(11,207)
Changes in other borrowings	(9,069)	(96)
Common stock:
Net proceeds from issuances	98	90
Dividends paid	(379)	(393)
Preferred stock:
Dividends paid	(132)	(132)
Purchases of treasury stock	(67)	(1,075)
Proceeds from share-based payment activities	0	20
Net cash from financing activities	(6,650)	(3,128)
Changes in cash, cash equivalents and restricted cash for securitization investors	2,332	(1,056)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,489	14,352
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$15,821	$13,296
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$1,428	$663
Interest paid	2,411	1,796
Income tax paid	181	171

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2019, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions, if any, into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
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

Accounting Standards Issued but Not Adopted as of June 30, 2019

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
We plan to adopt the standard on its effective date using the prospective method of adoption. We do not expect such adoption to have a material impact on our consolidated financial statements.

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
Replaces current accounting for purchased credit-impaired (“PCI”) and impaired loans.
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
We have established a company-wide, cross-functional governance structure for our implementation of this standard. We continue to evaluate industry accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes, systems and controls. We have made significant progress in accounting policy documentation and model development. We continue to perform model validations, which we expect to complete during 2019. We also continue to perform limited parallel testing and expect to conduct multiple tests of our full end-to-end allowance process prior to adopting the standard.

We continue to assess the potential impact of this standard on our consolidated financial statements, related disclosures and regulatory capital.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—LEASES
Leases
In the first quarter of 2019, we adopted ASU No. 2016-02, Leases (Topic 842), see “Note 1—Summary of Significant Accounting Policies” for the impacts upon adoption. Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. For real estate leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2071, and many of them require variable lease payments by us, of property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.
Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain premises and sublease income is included in other non-interest income.
The following tables present information about our operating lease portfolio and the related lease costs as of and for the three and six months ended June 30, 2019.
Table 2.1 Operating Lease Portfolio

(Dollars in millions)	June 30, 2019
Right-of-use assets	$1,490
Lease liabilities	1,786
Weighted average remaining lease term	9.1 years
Weighted average discount rate	3.3%
Table 2.2 Total Operating Lease Expense and Other Information

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$82	$147
Variable lease cost	9	20
Total lease cost	91	167
Sublease income	(6)	(12)
Net lease cost	$85	$155
Cash paid for amounts included in the measurement of lease liabilities	$80	$162
Right-of-use assets obtained in exchange for lease liabilities	11	26
Right-of-use assets recognized upon adoption of new lease standard	0	1,601

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of June 30, 2019.
Table 2.3 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	June 30, 2019
2019	$155
2020	299
2021	268
2022	242
2023	214
Thereafter	932
Total undiscounted lease payments	2,110
Less: Imputed interest	(324)
Total lease liabilities	$1,786

As of June 30, 2019, we had approximately $88 million and $93 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted average remaining lease term of 6.2 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $6 million and $11 million of total finance lease expense for the three and six months ended June 30, 2019, respectively.

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio as of both June 30, 2019 and December 31, 2018.
We classify investment securities as either available for sale or held to maturity. As of June 30, 2019 and December 31, 2018, we had investment securities available for sale of $45.7 billion and $46.2 billion, respectively, and securities held to maturity of $35.5 billion and $36.8 billion, respectively.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2019 and December 31, 2018.
Table 3.1: Investment Securities Available for Sale

	June 30, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,226	$3	$(10)	$4,219
RMBS:
Agency	33,183	177	(328)	33,032
Non-agency	1,362	314	(1)	1,675
Total RMBS	34,545	491	(329)	34,707
Agency CMBS	5,380	37	(28)	5,389
Other securities(1)	1,343	2	(2)	1,343
Total investment securities available for sale	$45,494	$533	$(369)	$45,658

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,146	$15	$(17)	$6,144
RMBS:
Agency	32,710	62	(869)	31,903
Non-agency	1,440	304	(2)	1,742
Total RMBS	34,150	366	(871)	33,645
Agency CMBS	4,806	11	(78)	4,739
Other securities(1)	1,626	2	(6)	1,622
Total investment securities available for sale	$46,728	$394	$(972)	$46,150
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of June 30, 2019 and December 31, 2018.
Table 3.2: Investment Securities Held to Maturity

	June 30, 2019
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$31,857	$(222)	$31,635	$991	$(44)	$32,582
Agency CMBS	3,853	(13)	3,840	125	(6)	3,959
Total investment securities held to maturity	$35,710	$(235)	$35,475	$1,116	$(50)	$36,541

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$33,299	$(238)	$33,061	$293	$(377)	$32,977
Agency CMBS	3,723	(13)	3,710	21	(89)	3,642
Total investment securities held to maturity	$37,022	$(251)	$36,771	$314	$(466)	$36,619

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018.
Table 3.3: Securities in a Gross Unrealized Loss Position

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,646	$(10)	$350	$0	$2,996	$(10)
RMBS:
Agency	1,547	(7)	17,950	(321)	19,497	(328)
Non-agency	35	(1)	9	0	44	(1)
Total RMBS	1,582	(8)	17,959	(321)	19,541	(329)
Agency CMBS	889	(2)	1,863	(26)	2,752	(28)
Other securities	267	(1)	363	(1)	630	(2)
Total investment securities available for sale in a gross unrealized loss position	$5,384	$(21)	$20,535	$(348)	$25,919	$(369)

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,543	$(3)	$1,076	$(14)	$3,619	$(17)
RMBS:
Agency	7,863	(260)	18,118	(609)	25,981	(869)
Non-agency	89	(2)	10	0	99	(2)
Total RMBS	7,952	(262)	18,128	(609)	26,080	(871)
Agency CMBS	2,004	(31)	1,540	(47)	3,544	(78)
Other securities	244	(1)	678	(5)	922	(6)
Total investment securities available for sale in a gross unrealized loss position	$12,743	$(297)	$21,422	$(675)	$34,165	$(972)

As of June 30, 2019, the amortized cost of approximately 860 securities available for sale exceeded their fair value by $369 million, of which $348 million related to securities that had been in a loss position for 12 months or longer. As of June 30, 2019, the carrying value of approximately 120 securities classified as held to maturity exceeded their fair value by $50 million.

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of June 30, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 3.4: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2019
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$350	$754	$3,115	$0	$4,219
RMBS(1):
Agency	3	21	763	32,245	33,032
Non-agency	0	0	0	1,675	1,675
Total RMBS	3	21	763	33,920	34,707
Agency CMBS(1)	10	1,699	2,245	1,435	5,389
Other securities	486	561	296	0	1,343
Total securities available for sale	$849	$3,035	$6,419	$35,355	$45,658
Amortized cost of securities available for sale	$850	$3,034	$6,408	$35,202	$45,494
Weighted-average yield for securities available for sale	1.62%	2.48%	2.73%	3.22%	3.07%
Carrying value of securities held to maturity:
Agency RMBS(1)	$0	$0	$87	$31,548	$31,635
Agency CMBS(1)	0	65	780	2,995	3,840
Total securities held to maturity	$0	$65	$867	$34,543	$35,475
Fair value of securities held to maturity	$0	$68	$903	$35,570	$36,541
Weighted-average yield for securities held to maturity	N/A	3.62%	3.12%	3.30%	3.30%
__________

(1)	As of June 30, 2019, the weighted-average expected maturities of RMBS and Agency CMBS are 5.4 years and 5.5 years, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of June 30, 2019, we had sold all securities previously designated with the intent to sell, and did not intend to sell, nor believe that we will be required to sell, any other security in an unrealized loss position prior to the recovery of its amortized cost basis.

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
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the three and six months ended June 30, 2019 and 2018. We did not recognize any OTTI and did not sell any investment securities that were classified as held to maturity for the three and six months ended June 30, 2019 and 2018.
Table 3.5: Realized Gains and Losses on Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Realized gains (losses):
Gross realized gains	$15	$0	$39	$8
Gross realized losses	0	(1)	0	(1)
Net securities gains (losses)	$15	$(1)	$39	$7
Total proceeds from sales	$909	$0	$3,983	$1,058
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $140 million as of both June 30, 2019 and December 31, 2018.
Securities Pledged and Received
We pledged securities available for sale and held to maturity totaling $15.5 billion and $16.3 billion as of June 30, 2019 and December 31, 2018, respectively. These securities are pledged to primarily secure Federal Home Loan Banks (“FHLB”) advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both June 30, 2019 and December 31, 2018, related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of June 30, 2019 and December 31, 2018.
Table 3.6: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	June 30, 2019	December 31, 2018
Outstanding balance	$1,653	$1,784
Carrying value	1,484	1,537

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three and six months ended June 30, 2019 and 2018.
Table 3.7: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Accretable yield, beginning of period	$636	$794	$698	$826
Accretion recognized in earnings	(44)	(39)	(87)	(78)
Reduction due to payoffs, disposals, transfers and other	(2)	(2)	(3)	(3)
Net reclassifications (to) from nonaccretable difference	1	15	(17)	23
Accretable yield, end of period	$591	$768	$591	$768

78	Capital One Financial Corporation (COF)

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
The table below presents the composition and an aging analysis of our loans held for investment as of June 30, 2019 and December 31, 2018. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2019
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$99,456	$1,126	$733	$1,644	$3,503	$0	$102,959
International card businesses	8,853	132	72	125	329	0	9,182
Total credit card	108,309	1,258	805	1,769	3,832	0	112,141
Consumer Banking:
Auto	53,736	2,384	1,158	278	3,820	0	57,556
Retail banking	2,724	22	7	16	45	2	2,771
Total consumer banking	56,460	2,406	1,165	294	3,865	2	60,327
Commercial Banking:
Commercial and multifamily real estate	29,789	15	21	14	50	22	29,861
Commercial and industrial	41,684	199	146	87	432	9	42,125
Total commercial lending	71,473	214	167	101	482	31	71,986
Small-ticket commercial real estate	2	0	0	4	4	0	6
Total commercial banking	71,475	214	167	105	486	31	71,992
Total loans(1)	$236,244	$3,878	$2,137	$2,168	$8,183	$33	$244,460
% of Total loans	96.6%	1.6%	0.9%	0.9%	3.4%	0.0%	100.0%

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$103,014	$1,270	$954	$2,111	$4,335	$1	$107,350
International card businesses	8,678	127	78	128	333	0	9,011
Total credit card	111,692	1,397	1,032	2,239	4,668	1	116,361
Consumer Banking:
Auto	52,032	2,624	1,326	359	4,309	0	56,341
Retail banking	2,809	23	8	20	51	4	2,864
Total consumer banking	54,841	2,647	1,334	379	4,360	4	59,205
Commercial Banking:
Commercial and multifamily real estate	28,737	101	20	19	140	22	28,899
Commercial and industrial	40,704	135	43	101	279	108	41,091
Total commercial lending	69,441	236	63	120	419	130	69,990
Small-ticket commercial real estate	336	2	1	4	7	0	343
Total commercial banking	69,777	238	64	124	426	130	70,333
Total loans(1)	$236,310	$4,282	$2,430	$2,742	$9,454	$135	$245,899
% of Total loans	96.1%	1.7%	1.0%	1.1%	3.8%	0.1%	100.0%
__________

(1)
Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $933 million and $818 million as of June 30, 2019 and December 31, 2018, respectively.

We pledged loan collateral of $13.8 billion and $15.8 billion to secure a portion of our FHLB borrowing capacity of $17.7 billion and $19.3 billion as of June 30, 2019 and December 31, 2018, respectively. We also pledged loan collateral of $7.7 billion and $9.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $6.4 billion and $7.6 billion as of June 30, 2019 and December 31, 2018, respectively. In addition to loans pledged, we securitized a portion of our credit card and auto loans. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of June 30, 2019 and December 31, 2018. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,644	N/A	$2,111	N/A
International card businesses	119	$23	122	$22
Total credit card	1,763	23	2,233	22
Consumer Banking:
Auto	0	369	0	449
Retail banking	0	28	0	30
Total consumer banking	0	397	0	479

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$5	$43	$0	$83
Commercial and industrial	1	311	0	223
Total commercial lending	6	354	0	306
Small-ticket commercial real estate	0	6	0	6
Total commercial banking	6	360	0	312
Total	$1,769	$780	$2,233	$813
% of Total loans held for investment	0.7%	0.3%	0.9%	0.3%

Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The primary indicators we assess in monitoring the credit quality and risk of our credit card loan portfolio are delinquency and charge-off trends, including an analysis of loan migration between delinquency categories over time.
The table below displays the geographic profile of our credit card loan portfolio as of June 30, 2019 and December 31, 2018.
Table 4.3: Credit Card Risk Profile by Geographic Region

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,114	9.9%	$11,591	10.0%
Texas	7,881	7.0	8,173	7.0
New York	7,055	6.3	7,400	6.4
Florida	6,831	6.1	7,086	6.1
Illinois	4,513	4.0	4,761	4.1
Pennsylvania	4,335	3.9	4,575	3.9
Ohio	3,760	3.4	3,967	3.4
New Jersey	3,468	3.1	3,641	3.1
Michigan	3,367	3.0	3,544	3.0
Other	50,635	45.1	52,612	45.3
Total domestic credit card	102,959	91.8	107,350	92.3
International card businesses:
Canada	6,275	5.6	6,023	5.1
United Kingdom	2,907	2.6	2,988	2.6
Total international card businesses	9,182	8.2	9,011	7.7
Total credit card	$112,141	100.0%	$116,361	100.0%

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs for the three and six months ended June 30, 2019 and 2018.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card	$1,240	4.86%	$1,166	4.72%	$2,534	4.95%	$2,487	4.99%
International card businesses	80	3.63	94	4.14	150	3.41	150	3.32
Total credit card	$1,320	4.76	$1,260	4.67	$2,684	4.83	$2,637	4.85
__________

(1)
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine to be uncollectible, net of recovered amounts. Net charge-off rate is calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category. Net charge-offs and the net charge-off rates are impacted periodically by fluctuations in recoveries, including loan sales.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio as of June 30, 2019 and December 31, 2018.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,337	12.1%	$7,264	12.3%
California	6,587	10.9	6,352	10.7
Florida	4,741	7.9	4,623	7.8
Georgia	2,648	4.4	2,665	4.5
Ohio	2,574	4.3	2,502	4.2
Pennsylvania	2,207	3.7	2,167	3.7
Illinois	2,170	3.6	2,171	3.7
Louisiana	2,113	3.5	2,174	3.7
Other	27,179	45.0	26,423	44.6
Total auto	57,556	95.4	56,341	95.2
Retail banking:
New York	818	1.4	837	1.4
Louisiana	735	1.2	772	1.3
Texas	613	1.0	647	1.1
New Jersey	193	0.3	201	0.3
Maryland	158	0.3	161	0.3
Virginia	131	0.2	137	0.2
Other	123	0.2	109	0.2
Total retail banking	2,771	4.6	2,864	4.8
Total consumer banking	$60,327	100.0%	$59,205	100.0%

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs in our consumer banking loan portfolio for the three and six months ended June 30, 2019 and 2018, as well as nonperforming loans as of June 30, 2019 and December 31, 2018.
Table 4.6: Consumer Banking Net Charge-Offs (Recoveries) and Nonperforming Loans

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs (recoveries):
Auto	$155	1.09%	$182	1.32%	$358	1.26%	$390	1.42%
Retail banking	17	2.42	16	2.07	35	2.49	32	1.97
Home loan	0	0.00	0	0.00	0	0.00	(1)	(0.02)
Total consumer banking	$172	1.15	$198	1.19	$393	1.32	$421	1.19

	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(2)	Amount	Rate(2)
Nonperforming loans:
Auto	$369	0.64%	$449	0.80%
Retail banking	28	1.02	30	1.04
Total consumer banking	$397	0.66	$479	0.81
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of June 30, 2019 and December 31, 2018.
Table 4.7: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,954	53.4%	$7,522	17.9%	$4	66.7%	$23,480	32.6%
Mid-Atlantic	3,308	11.1	5,060	12.0	0	0.0	8,368	11.6
South	4,675	15.7	15,325	36.3	0	0.0	20,000	27.8
Other	5,924	19.8	14,218	33.8	2	33.3	20,144	28.0
Total	$29,861	100.0%	$42,125	100.0%	$6	100.0%	$71,992	100.0%
Internal risk rating:(2)
Noncriticized	$28,991	97.1%	$40,399	96.0%	$0	0.0%	$69,390	96.4%
Criticized performing	805	2.7	1,406	3.3	0	0.0	2,211	3.1
Criticized nonperforming	43	0.1	311	0.7	6	100.0	360	0.5
PCI loans	22	0.1	9	0.0	0	0.0	31	0.0
Total	$29,861	100.0%	$42,125	100.0%	$6	100.0%	$71,992	100.0%

	December 31, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,562	53.8%	$7,573	18.4%	$213	62.1%	$23,348	33.2%
Mid-Atlantic	3,410	11.8	4,710	11.5	12	3.5	8,132	11.6
South	4,247	14.7	15,367	37.4	20	5.8	19,634	27.9
Other	5,680	19.7	13,441	32.7	98	28.6	19,219	27.3
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
Internal risk rating:(2)
Noncriticized	$28,239	97.7%	$39,468	96.1%	$336	98.0%	$68,043	96.8%
Criticized performing	555	1.9	1,292	3.1	1	0.3	1,848	2.6
Criticized nonperforming	83	0.3	223	0.5	6	1.7	312	0.4
PCI loans	22	0.1	108	0.3	0	0.0	130	0.2
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
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
Impaired Loans
The following table presents information on our impaired loans as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following table.

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.8: Impaired Loans

	June 30, 2019
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$632	$0	$632	$165	$467	$621
International card businesses	194	0	194	90	104	189
Total credit card(1)	826	0	826	255	571	810
Consumer Banking:
Auto	294	40	334	28	306	442
Retail banking	56	0	56	4	52	62
Total consumer banking	350	40	390	32	358	504
Commercial Banking:
Commercial and multifamily real estate	37	42	79	1	78	80
Commercial and industrial	454	99	553	81	472	674
Total commercial lending	491	141	632	82	550	754
Small-ticket commercial real estate	0	6	6	0	6	9
Total commercial banking	491	147	638	82	556	763
Total	$1,667	$187	$1,854	$369	$1,485	$2,077

	December 31, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$666	$0	$666	$186	$480	$654
International card businesses	189	0	189	91	98	183
Total credit card(1)	855	0	855	277	578	837
Consumer Banking:
Auto(2)	301	38	339	22	317	420
Retail banking	42	12	54	5	49	60
Total consumer banking	343	50	393	27	366	480
Commercial Banking:
Commercial and multifamily real estate	92	28	120	5	115	121
Commercial and industrial	301	169	470	29	441	593
Total commercial lending	393	197	590	34	556	714
Small-ticket commercial real estate	0	6	6	0	6	9
Total commercial banking	393	203	596	34	562	723
Total	$1,591	$253	$1,844	$338	$1,506	$2,040

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$646	$14	$653	$16	$652	$29	$648	$32
International card businesses	196	3	183	3	194	7	180	6
Total credit card(1)	842	17	836	19	846	36	828	38
Consumer Banking:
Auto(2)	339	9	408	11	339	19	432	24
Home loan	0	0	112	0	0	0	153	1
Retail banking	55	1	61	1	55	1	61	1
Total consumer banking	394	10	581	12	394	20	646	26
Commercial Banking:
Commercial and multifamily real estate	93	1	60	0	102	1	86	1
Commercial and industrial	561	4	679	4	531	8	690	10
Total commercial lending	654	5	739	4	633	9	776	11
Small-ticket commercial real estate	6	0	5	0	6	0	6	0
Total commercial banking	660	5	744	4	639	9	782	11
Total	$1,896	$32	$2,161	$35	$1,879	$65	$2,256	$75
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	2018 amounts include certain TDRs that were recorded as other assets on our consolidated balance sheets.
Troubled Debt Restructurings
Total recorded TDRs were $1.6 billion as of both June 30, 2019 and December 31, 2018. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.1 billion and $1.2 billion as of June 30, 2019 and December 31, 2018, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $278 million and $282 million as of June 30, 2019 and December 31, 2018, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $378 million and $256 million as of June 30, 2019 and December 31, 2018, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2019 and 2018.

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended June 30, 2019
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$74	100%	16.60%	0%	0
International card businesses	40	100	27.25	0	0
Total credit card	114	100	20.32	0	0
Consumer Banking:
Auto	52	46	3.78	89	8
Retail banking	5	9	10.55	57	3
Total consumer banking	57	42	3.93	86	8
Commercial Banking:
Commercial and industrial	14	0	0.00	100	3
Total commercial lending	14	0	0.00	100	3
Small-ticket commercial real estate	1	0	0.00	0	0
Total commercial banking	15	0	0.00	98	3
Total	$186	75	17.45	34	7

	Total Loans Modified(1)	Six Months Ended June 30, 2019
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$172	100%	16.50%	0%	0
International card businesses	87	100	27.44	0	0
Total credit card	259	100	20.17	0	0
Consumer Banking:
Auto	124	41	3.81	90	7
Retail banking	6	10	10.91	61	3
Total consumer banking	130	39	3.90	89	7
Commercial Banking:
Commercial and multifamily real estate	34	100	0.00	0	0
Commercial and industrial	35	0	0.00	40	1
Total commercial lending	69	49	0.00	20	1
Small-ticket commercial real estate	1	0	0.00	0	0
Total commercial banking	70	49	0.00	20	0
Total	$459	75	15.78	28	6

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Three Months Ended June 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$96	100%	15.90	0%	0	0%	$0
International card businesses	43	100	26.79	0	0	0	0
Total credit card	139	100	19.22	0	0	0	0
Consumer Banking:
Auto(3)	44	64	4.10	85	9	1	1
Retail banking	4	12	11.56	34	6	0	0
Total consumer banking	48	60	4.22	81	9	1	1
Commercial Banking:
Commercial and multifamily real estate	17	0	0.00	100	8	0	0
Commercial and industrial	86	0	2.00	61	17	0	0
Total commercial lending	103	0	2.00	67	15	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	103	0	2.00	67	15	0	0
Total	$290	58	16.63	37	13	0	$1

	Total Loans Modified(1)	Six Months Ended June 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$209	100%	15.81%	0%	0	0%	$0
International card businesses	93	100	26.82	0	0	0	0
Total credit card	302	100	19.19	0	0	0	0
Consumer Banking:
Auto(3)	106	57	3.92	88	8	1	1
Home loan	6	28	1.78	83	214	0	0
Retail banking	6	12	11.11	49	5	0	0
Total consumer banking	118	53	3.94	86	18	0	1
Commercial Banking:
Commercial and multifamily real estate	19	0	0.00	100	8	0	0
Commercial and industrial	97	0	1.79	65	17	0	0
Total commercial lending	116	0	1.79	71	15	0	0
Small-ticket commercial real estate	2	0	0.00	0	0	0	0
Total commercial banking	118	0	1.79	69	15	0	0
Total	$538	68	16.56	34	16	0	$1
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
Table 4.10: TDRs—Subsequent Defaults

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	11,581	$26	14,206	$30	25,608	$55	30,545	$64
International card businesses	18,185	28	15,354	27	34,891	56	29,293	53
Total credit card	29,766	54	29,560	57	60,499	111	59,838	117
Consumer Banking:
Auto	1,312	16	1,793	21	2,417	29	3,600	42
Home loan	0	0	0	0	0	0	3	1
Retail banking	4	1	1	0	12	1	9	0
Total consumer banking	1,316	17	1,794	21	2,429	30	3,612	43
Commercial Banking:
Commercial and industrial	0	0	7	10	0	0	13	45
Total commercial lending	0	0	7	10	0	0	13	45
Total commercial banking	0	0	7	10	0	0	13	45
Total	31,082	$71	31,361	$88	62,928	$141	63,463	$205

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for further discussion of the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2019 and 2018.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of March 31, 2019	$5,568	$1,062	$683	$7,313
Charge-offs	(1,711)	(423)	(23)	(2,157)
Recoveries(1)	391	251	7	649
Net charge-offs	(1,320)	(172)	(16)	(1,508)
Provision for loan and lease losses	1,095	165	69	1,329
Allowance build (release) for loan and lease losses	(225)	(7)	53	(179)
Other changes(2)	(1)	0	0	(1)
Balance as of June 30, 2019	5,342	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of March 31, 2019	0	4	127	131
Provision for losses on unfunded lending commitments	0	0	13	13
Balance as of June 30, 2019	0	4	140	144
Combined allowance and reserve as of June 30, 2019	$5,342	$1,059	$876	$7,277

	Six Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(3,493)	(894)	(43)	(4,430)
Recoveries(1)	809	501	13	1,323
Net charge-offs	(2,684)	(393)	(30)	(3,107)
Provision for loan and lease losses	2,484	400	129	3,013
Allowance build (release) for loan and lease losses	(200)	7	99	(94)
Other changes(2)	7	0	0	7
Balance as of June 30, 2019	5,342	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	0	22	22
Balance as of June 30, 2019	0	4	140	144
Combined allowance and reserve as of June 30, 2019	$5,342	$1,059	$876	$7,277

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking(3)	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of March 31, 2018	$5,726	$1,253	$587	$1	$7,567
Charge-offs	(1,679)	(414)	(7)	(9)	(2,109)
Recoveries(1)	419	216	14	1	650
Net charge-offs	(1,260)	(198)	7	(8)	(1,459)
Provision (benefit) for loan and lease losses	1,171	119	30	(47)	1,273
Allowance build (release) for loan and lease losses	(89)	(79)	37	(55)	(186)
Other changes(2)(3)	(13)	(54)	0	54	(13)
Balance as of June 30, 2018	5,624	1,120	624	0	7,368
Reserve for unfunded lending commitments:
Balance as of March 31, 2018	0	6	108	0	114
Provision (benefit) for losses on unfunded lending commitments	0	(1)	4	0	3
Balance as of June 30, 2018	0	5	112	0	117
Combined allowance and reserve as of June 30, 2018	$5,624	$1,125	$736	$0	$7,485

	Six Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking(3)	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(3,504)	(845)	(28)	(8)	(4,385)
Recoveries(1)	867	424	16	1	1,308
Net charge-offs	(2,637)	(421)	(12)	(7)	(3,077)
Provision (benefit) for loan and lease losses	2,627	353	25	(48)	2,957
Allowance build (release) for loan and lease losses	(10)	(68)	13	(55)	(120)
Other changes(2)(3)	(14)	(54)	0	54	(14)
Balance as of June 30, 2018	5,624	1,120	624	0	7,368
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Benefit for losses on unfunded lending commitments	0	(2)	(5)	0	(7)
Balance as of June 30, 2018	0	5	112	0	117
Combined allowance and reserve as of June 30, 2018	$5,624	$1,125	$736	$0	$7,485
__________

(1)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged-off loans as well as additional strategies, such as litigation.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(3)	In 2018, we sold all of our consumer home loan portfolio.The impact included a benefit for credit losses of $46 million in the second quarter of 2018 which was reflected in the Other category.

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of June 30, 2019 and December 31, 2018. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for further discussion of allowance methodologies for each of the loan portfolios.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,087	$1,023	$654	$6,764
Asset-specific	255	32	82	369
Total allowance for loan and lease losses	$5,342	$1,055	$736	$7,133
Loans held for investment:
Collectively evaluated	$111,315	$59,935	$71,323	$242,573
Asset-specific	826	390	638	1,854
PCI loans	0	2	31	33
Total loans held for investment	$112,141	$60,327	$71,992	$244,460
Allowance coverage ratio(1)	4.76%	1.75%	1.02%	2.92%

	December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,258	$1,021	$603	$6,882
Asset-specific	277	27	34	338
Total allowance for loan and lease losses	$5,535	$1,048	$637	$7,220
Loans held for investment:
Collectively evaluated	$115,505	$58,808	$69,607	$243,920
Asset-specific	855	393	596	1,844
PCI loans	1	4	130	135
Total loans held for investment	$116,361	$59,205	$70,333	$245,899
Allowance coverage ratio(1)	4.76%	1.77%	0.91%	2.94%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2019 and 2018.
Table 5.3: Summary of Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2019	2018
Estimated reimbursements from partners, beginning of period	$442	$388
Amounts due from partners which reduced net charge-offs	(105)	(92)
Amounts estimated to be charged to partners which reduced provision for credit losses	77	96
Estimated reimbursements from partners, end of period	$414	$392

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Estimated reimbursements from partners, beginning of period	$379	$380
Amounts due from partners which reduced net charge-offs	(213)	(189)
Amounts estimated to be charged to partners which reduced provision for credit losses	248	201
Estimated reimbursements from partners, end of period	$414	$392

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transferred assets to securitization trusts. We have primarily securitized credit card and auto loans, which have provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.
The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIEs in which we are involved have been consolidated in our financial statements.
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, loan receivables and the related allowance for loan and lease losses, which we report on our consolidated balance sheets under restricted cash for securitization investors, loans held in consolidated trusts and allowance for loan and lease losses, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs typically do not have recourse to our general credit. Liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations on our consolidated balance sheets. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2019 and December 31, 2018. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,509	$16,179	$0	$0	$0
Auto loan securitizations	1,239	1,082	0	0	0
Home loan securitizations	0	0	177	1	479
Total securitization-related VIEs	32,748	17,261	177	1	479
Other VIEs:(2)
Affordable housing entities	241	11	4,350	1,230	4,350
Entities that provide capital to low-income and rural communities	1,779	87	0	0	0
Other	0	0	523	0	523
Total other VIEs	2,020	98	4,873	1,230	4,873
Total VIEs	$34,768	$17,359	$5,050	$1,231	$5,352

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,574	$18,885	$0	$0	$0
Home loan securitizations	0	0	211	74	554
Total securitization-related VIEs	33,574	18,885	211	74	554
Other VIEs:(2)
Affordable housing entities	243	17	4,238	1,303	4,238
Entities that provide capital to low-income and rural communities	1,739	117	0	0	0
Other	0	0	353	0	353
Total other VIEs	1,982	134	4,591	1,303	4,591
Total VIEs	$35,556	$19,019	$4,802	$1,377	$5,145
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $795 million of liabilities as of June 30, 2019 and $2.3 billion of assets and $811 million of liabilities as of December 31, 2018.

Securitization-Related VIEs
In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. We engage in securitization activities as an issuer and an investor. Our primary securitization issuance activity includes credit card and auto securitizations, conducted through securitization trusts which we consolidate. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests.
We also transfer multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into CMBS by the GSEs. As an investor, we hold these RMBS and CMBS in our investment securities portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2019 and December 31, 2018.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
June 30, 2019:
Securities held by third-party investors	$15,878	$1,081	$1,096
Receivables in the trust	31,710	1,194	1,145
Cash balance of spread or reserve accounts	0	3	121
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	Yes(1)
December 31, 2018:
Securities held by third-party investors	$18,307	N/A	$1,276
Receivables in the trust	34,197	N/A	1,305
Cash balance of spread or reserve accounts	0	N/A	116
Retained interests	Yes	N/A	Yes
Servicing retained	Yes	N/A	Yes(1)
__________

(1)	We retain servicing on a portion of our remaining mortgage loans in mortgage securitizations.
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
Auto Securitization
In the second quarter of 2019, we securitized approximately $1.2 billion of auto loans. Auto securitization involves the transfer of auto loans from our balance sheet to securitization trusts. The trust then issues debt securities collateralized by the transferred loans to third-party investors. We hold certain retained interests and continue to service the loans in the trust. We consolidate this trust because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trust, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trust.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2019 and 2018, we recognized amortization of $279 million and $250 million, respectively, and tax credits of $355 million and $321 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.3 billion and $4.2 billion as of June 30, 2019 and December 31, 2018, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.4 billion and $1.5 billion as of June 30, 2019 and December 31, 2018, respectively, and is largely expected to be paid from 2019 to 2021.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.4 billion and $4.2 billion as of June 30, 2019 and December 31, 2018, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.7 billion and $10.8 billion as of June 30, 2019 and December 31, 2018, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.8 billion and $1.7 billion as of June 30, 2019 and December 31, 2018, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $523 million and $353 million as of June 30, 2019 and December 31, 2018, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of June 30, 2019 and December 31, 2018. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,545	N/A	$14,545
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,102	$(1,995)	107
Other(1)	218	(131)	87
Total intangible assets	2,320	(2,126)	194
Total goodwill and intangible assets	$16,865	$(2,126)	$14,739
Commercial MSRs(2)	$501	$(215)	$286

	December 31, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,544	N/A	$14,544
Intangible assets:
PCCR intangibles	2,102	$(1,952)	150
Core deposit intangibles	1,149	(1,148)	1
Other(1)	271	(168)	103
Total intangible assets	3,522	(3,268)	254
Total goodwill and intangible assets	$18,066	$(3,268)	$14,798
Commercial MSRs(2)	$459	$(185)	$274
__________

(1)	Primarily consists of intangibles for sponsorship relationships, partnership and other contract intangibles and trade name intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $29 million and $59 million for the three and six months ended June 30, 2019, respectively, and $43 million and $87 million for the three and six months ended June 30, 2018, respectively.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of June 30, 2019 and December 31, 2018.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2018	$5,060	$4,600	$4,884	$14,544
Acquisitions	2	0	0	2
Reductions in goodwill related to divestitures	0	(1)	0	(1)
Balance as of June 30, 2019	$5,062	$4,599	$4,884	$14,545

100	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2019 and December 31, 2018. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2019	December 31, 2018
Deposits:
Non-interest-bearing deposits	$23,374	$23,483
Interest-bearing deposits(1)	231,161	226,281
Total deposits	$254,535	$249,764
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$359	$352
FHLB advances	0	9,050
Total short-term borrowings	$359	$9,402

	June 30, 2019				December 31, 2018
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2019-2025	1.33% - 3.15%	2.37%	$16,959	$18,307
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2019-2029	0.80 - 4.75	3.04	24,076	23,290
Floating unsecured senior debt	2019-2023	2.94 - 3.73	3.32	2,994	2,993
Total unsecured senior debt			3.07	27,070	26,283
Fixed unsecured subordinated debt	2019-2026	3.38 - 8.80	4.09	4,752	4,543
Total senior and subordinated notes				31,822	30,826
Other long-term borrowings:
FHLB advances	—	—	—	0	251
Other borrowings	2019-2035	2.50 - 12.86	4.30	93	119
Total other long-term borrowings				93	370
Total long-term debt				$48,874	$49,503
Total short-term borrowings and long-term debt				$49,233	$58,905
__________

(1)	Includes $5.6 billion and $4.0 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $1.4 billion of EUR-denominated unsecured notes as of June 30, 2019.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives and Accounting for Derivatives
We regularly enter into derivative transactions to support our overall risk management activities. Our primary market risks stem from the impact on our earnings and economic value of equity due to changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity by employing several techniques, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. We also use foreign currency derivatives to limit our earnings and capital exposures to foreign exchange risk by hedging exposures denominated in foreign currencies. In addition to interest rate and foreign currency derivatives, we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We designate these risk management derivatives as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are further designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives are economic hedges that do not qualify for hedge accounting.
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
See below for additional information on our use of derivatives and how we account for them:

•
Fair Value Hedges: We designate derivatives as fair value hedges when they are used to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are presented in the same line item on our consolidated statements of income as the earnings effect of the hedged items. Our fair value hedges primarily consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed-rate financial assets and liabilities.

•
Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI. Those amounts are reclassified into earnings in the same period during which the forecasted transactions impact earnings and presented in the same line item on our consolidated statements of income as the earnings effect of the hedged items. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate financial assets or liabilities. We also enter into foreign currency forward contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currencies.

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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting arrangements, where possible, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. The amount of collateral exchanged is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. See Table 9.3 for our net exposure associated with derivatives.
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

•
Bilateral Counterparties: We enter into legally enforceable master netting agreements and collateral agreements, where possible, with bilateral derivative counterparties to mitigate the risk of default. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with these agreements. These bilateral agreements typically provide the right to offset exposure with the same counterparty and require the party in a net liability position to post collateral. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds. Certain of these bilateral agreements include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to terminate their derivative contract and close out existing positions.

Credit Risk Valuation Adjustments
We record counterparty credit valuation adjustments (“CVAs”) on our derivative assets to reflect the credit quality of our counterparties. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining CVAs, which may be adjusted in future periods due to changes in the fair values of the derivative contracts, collateral, and creditworthiness of the counterparty. We also record debit valuation adjustments (“DVAs”) to adjust the fair values of our derivative liabilities to reflect the impact of our own credit quality.

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2019 and December 31, 2018, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2019			December 31, 2018
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$55,397	$28	$55	$53,413	$64	$28
Cash flow hedges	85,600	334	18	81,200	83	70
Total interest rate contracts	140,997	362	73	134,613	147	98
Foreign exchange contracts:
Fair value hedges	1,421	20	0	0	0	0
Cash flow hedges	5,741	6	91	5,745	184	2
Net investment hedges	2,660	99	5	2,607	178	0
Total foreign exchange contracts	9,822	125	96	8,352	362	2
Total derivatives designated as accounting hedges	150,819	487	169	142,965	509	100
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	55,113	541	133	49,386	190	256
Commodity contracts	12,838	775	719	10,673	797	786
Foreign exchange and other contracts	2,352	18	18	1,418	12	11
Total customer accommodation	70,303	1,334	870	61,477	999	1,053
Other interest rate exposures(2)	7,208	44	47	6,427	29	36
Other contracts	1,412	0	10	1,636	2	12
Total derivatives not designated as accounting hedges	78,923	1,378	927	69,540	1,030	1,101
Total derivatives	$229,742	$1,865	$1,096	$212,505	$1,539	$1,201
Less: netting adjustment(3)		(856)	(456)		(1,079)	(287)
Total derivative assets/liabilities		$1,009	$640		$460	$914
__________

(1)
Derivative assets and liabilities presented above exclude valuation adjustments related to non-performance risk. As of June 30, 2019 and December 31, 2018, the cumulative CVA balances were $11 million and $3 million, respectively. The cumulative DVA balance were approximately $1 million as of both June 30, 2019 and December 31, 2018.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2019 and December 31, 2018.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2019			December 31, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$13,217	$319	$7	$14,067	$(6)	$(2)
Interest-bearing deposits	(14,000)	4	0	(13,101)	247	0
Securitized debt obligations	(7,510)	9	95	(5,887)	168	143
Senior and subordinated notes	(27,047)	(514)	323	(23,572)	315	392
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $8.7 billion and $8.3 billion, the amount of the designated hedged items was $4.2 billion and $4.0 billion, and the cumulative basis adjustment associated with these hedges was $133 million and $26 million as of June 30, 2019 and December 31, 2018, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivative assets, derivative liabilities, repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2019 and December 31, 2018. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of June 30, 2019
Derivative assets(1)	$1,865	$(326)	$(530)	$1,009	$0	$1,009
As of December 31, 2018
Derivative assets(1)	1,539	(205)	(874)	460	0	460

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of June 30, 2019
Derivative liabilities(1)	$1,096	$(326)	$(130)	$640	$0	$640
Repurchase agreements(2)	359	0	0	359	(359)	0
As of December 31, 2018
Derivative liabilities(1)	1,201	(205)	(82)	914	0	914
Repurchase agreements(2)	352	0	0	352	(352)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $586 million and $925 million as of June 30, 2019 and December 31, 2018, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both June 30, 2019 and December 31, 2018, which we have the ability to re-pledge. We posted $707 million and $633 million of cash collateral as of June 30, 2019 and December 31, 2018, respectively.

(2)
Represents customer repurchase agreements that mature the next business day. As of June 30, 2019 and December 31, 2018, we pledged collateral with a fair value of $366 million and $359 million, respectively, under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2019 and 2018.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$629	$6,383	$64	$(870)	$(139)	$(310)	$191
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(1)	$0	$0	$(33)	$(6)	$(10)	$0
Gains (losses) recognized on derivatives	(175)	0	0	154	79	471	11
Gains (losses) recognized on hedged items(1)	174	0	0	(151)	(102)	(511)	(10)
Net income (expense) recognized on fair value hedges	$(2)	$0	$0	$(30)	$(29)	$(50)	$1
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(3)	$(59)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(3)	0	0	13	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(3)	$(59)	$13	$0	$0	$0	$(1)

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,284	$12,751	$133	$(1,687)	$(282)	$(624)	$348
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$1	$0	$0	$(69)	$(12)	$(21)	$0
Gains (losses) recognized on derivatives	(286)	0	0	249	112	752	11
Gains (losses) recognized on hedged items(1)	284	0	0	(243)	(159)	(831)	(10)
Net income (expense) recognized on fair value hedges	$(1)	$0	$0	$(63)	$(59)	$(100)	$1
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(7)	$(115)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(3)	0	0	25	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(7)	$(115)	$25	$0	$0	$0	$(1)

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$539	$5,989	$68	$(622)	$(124)	$(289)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(9)	$0	$0	$(21)	$(18)	$4
Gains (losses) recognized on derivatives	83	0	0	(37)	(17)	(154)
Gains (losses) recognized on hedged items(1)	(81)	0	0	32	15	129
Net income (expense) recognized on fair value hedges	$(7)	$0	$0	$(26)	$(20)	$(21)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(2)	$(17)	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(3)	0	0	11	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$(17)	$11	$0	$0	$0

	Six Months Ended June 30, 2018
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$991	$12,123	$119	$(1,161)	$(231)	$(540)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(17)	$0	$0	$(23)	$(23)	$14
Gains (losses) recognized on derivatives	183	0	0	(197)	(118)	(511)
Gains (losses) recognized on hedged items(1)	(180)	0	0	187	113	474
Net income (expense) recognized on fair value hedges	$(14)	$0	$0	$(33)	$(28)	$(23)
Cash flow hedging relationships:(2)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(4)	$(9)	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(3)	0	0	19	0	0	0
Net income (expense) recognized on cash flow hedges	$(4)	$(9)	$19	$0	$0	$0

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(1)
Includes amortization expense of $56 million and $117 million for the three and six months ended June 30, 2019, respectively, and amortization expense of $16 million and $6 million for the three and six months ended June 30, 2018, respectively, related to basis adjustments on discontinued hedges.

(2)	See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

(3)
We recognized a loss of $123 million and $295 million for the three and six months ended June 30, 2019, respectively, and a gain of $101 million and $176 million for the three and six months ended June 30, 2018, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.

In the next 12 months, we expect to reclassify to earnings net after-tax losses of $36 million recorded in AOCI as of June 30, 2019. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 7 years as of June 30, 2019. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2019 and 2018. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$4	$10	$10	$14
Commodity contracts	7	4	9	8
Foreign exchange and other contracts	4	2	7	4
Total customer accommodation	15	16	26	26
Other interest rate exposures	(14)	9	(14)	21
Other contracts	0	0	(2)	(20)
Total	$1	$25	$10	$27

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of June 30, 2019 and December 31, 2018.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	June 30, 2019	December 31, 2018
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Total								$4,360	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains or losses associated with securities available for sale and securities held to maturity, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments. Unrealized gains or losses for securities held to maturity are amortized over the remaining life of the security with no expected impact on future net income as amortization of these gains or losses will be offset by the amortization of the premium or discount created from the transfer of securities from available to sale to held to maturity.

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the three and six months ended June 30, 2019 and 2018.
Table 10.2: Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2019
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2019	$(147)	$(184)	$(141)	$(147)	$(41)	$(660)
Other comprehensive income before reclassifications	284	0	406	15	0	705
Amounts reclassified from AOCI into earnings	(12)	6	131	0	0	125
Other comprehensive income, net of tax	272	6	537	15	0	830
AOCI as of June 30, 2019	$125	$(178)	$396	$(132)	$(41)	$170

	Six Months Ended June 30, 2019
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2018	$(439)	$(190)	$(418)	$(177)	$(39)	$(1,263)
Other comprehensive income (loss) before reclassifications	594	0	517	45	(1)	1,155
Amounts reclassified from AOCI into earnings	(30)	12	297	0	(1)	278
Other comprehensive income (loss), net of tax	564	12	814	45	(2)	1,433
AOCI as of June 30, 2019	$125	$(178)	$396	$(132)	$(41)	$170

	Three Months Ended June 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2018	$(565)	$(212)	$(662)	$(131)	$(29)	$(1,599)
Other comprehensive income (loss) before reclassifications	(65)	0	(41)	(24)	1	(129)
Amounts reclassified from AOCI into earnings	0	8	(72)	0	(1)	(65)
Other comprehensive income (loss), net of tax	(65)	8	(113)	(24)	0	(194)
AOCI as of June 30, 2018	$(630)	$(204)	$(775)	$(155)	$(29)	$(1,793)

	Six Months Ended June 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(3)	(325)	407	0	0	0	82
Other comprehensive income (loss) before reclassifications	(319)	0	(292)	(17)	1	(627)
Amounts reclassified from AOCI into earnings	(6)	26	(139)	0	(2)	(121)
Other comprehensive income (loss), net of tax	(650)	433	(431)	(17)	(1)	(666)
AOCI as of June 30, 2018	$(630)	$(204)	$(775)	$(155)	$(29)	$(1,793)
__________

(1)
Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges where changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness.

(2)
Includes other comprehensive gains of $53 million and $123 million for the three months ended June 30, 2019 and 2018, respectively, and other comprehensive gains of $19 million and $63 million for the six months ended June 30, 2019 and 2018, respectively, from hedging instruments designated as net investment hedges.

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

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2019	2018	2019	2018
Securities available for sale:
	Non-interest income	$15	$0	$39	$8
	Income tax provision	3	0	9	2
	Net income	12	0	30	6
Securities held to maturity:(1)
	Interest income	(8)	(10)	(16)	(34)
	Income tax provision	(2)	(2)	(4)	(8)
	Net income	(6)	(8)	(12)	(26)
Hedging relationships:
Interest rate contracts:	Interest income	(62)	(19)	(122)	(13)
Foreign exchange contracts:	Interest income	13	12	25	20
	Non-interest income	(123)	101	(295)	176
	Income from continuing operations before income taxes	(172)	94	(392)	183
	Income tax provision	(41)	22	(95)	44
	Net income	(131)	72	(297)	139
Other:
	Non-interest income and non-interest expense	0	1	1	2
	Income tax provision	0	0	0	0
	Net income	0	1	1	2
Total reclassifications		$(125)	$65	$(278)	$121
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2019 and 2018.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2019			2018
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$358	$86	$272	$(86)	$(21)	$(65)
Net changes in securities held to maturity	9	3	6	10	2	8
Net unrealized gains (losses) on hedging relationships	708	171	537	(149)	(36)	(113)
Foreign currency translation adjustments(1)	33	18	15	15	39	(24)
Other	(1)	(1)	0	(1)	(1)	0
Other comprehensive income (loss)	$1,107	$277	$830	$(211)	$(17)	$(194)

	Six Months Ended June 30,
	2019			2018
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$742	$178	$564	$(857)	$(207)	$(650)
Net changes in securities held to maturity	16	4	12	569	136	433
Net unrealized gains (losses) on hedging relationships	1,073	259	814	(567)	(136)	(431)
Foreign currency translation adjustments(1)	52	7	45	3	20	(17)
Other	(3)	(1)	(2)	(2)	(1)	(1)
Other comprehensive income (loss)	$1,880	$447	$1,433	$(854)	$(188)	$(666)
__________

(1)	Includes the impact of hedging instruments designated as net investment hedges.

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2019	2018	2019	2018
Income from continuing operations, net of tax	$1,616	$1,917	$3,026	$3,260
Income (loss) from discontinued operations, net of tax	9	(11)	11	(8)
Net income	1,625	1,906	3,037	3,252
Dividends and undistributed earnings allocated to participating securities	(12)	(12)	(24)	(23)
Preferred stock dividends	(80)	(80)	(132)	(132)
Net income available to common stockholders	$1,533	$1,814	$2,881	$3,097

Total weighted-average basic shares outstanding	470.8	485.1	470.1	485.9
Effect of dilutive securities:
Stock options	1.3	1.6	1.2	1.9
Other contingently issuable shares	0.9	1.0	1.0	1.1
Warrants(1)	0.0	0.6	0.0	0.7
Total effect of dilutive securities	2.2	3.2	2.2	3.7
Total weighted-average diluted shares outstanding	473.0	488.3	472.3	489.6
Basic earnings per common share:
Net income from continuing operations	$3.24	$3.76	$6.11	$6.39
Income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.02)
Net income per basic common share	$3.26	$3.74	$6.13	$6.37
Diluted earnings per common share:(2)
Net income from continuing operations	$3.22	$3.73	$6.08	$6.35
Income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.02)
Net income per diluted common share	$3.24	$3.71	$6.10	$6.33
__________

(1)	Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program which had all been exercised or expired on November 14, 2018.

(2)
No shares were excluded form the computation of diluted earnings per share for the three months ended June 30, 2019. Excluded from the computation of diluted earnings per share were 137 thousand shares related to options with an exercise price of $86.34 for the six months ended June 30, 2019, and 24 thousand shares and 65 thousand shares related to awards for the three and six months ended June 30, 2018, respectively, because their inclusion would be anti-dilutive.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,219	$0	$0	—	$4,219
RMBS	0	34,192	515	—	34,707
CMBS	0	5,380	9	—	5,389
Other securities	195	1,148	0	—	1,343
Total securities available for sale	4,414	40,720	524	—	45,658
Other assets:
Derivative assets(2)	6	1,789	70	$(856)	1,009
Other(3)	318	0	177	—	495
Total assets	$4,738	$42,509	$771	$(856)	$47,162
Liabilities:
Other liabilities:
Derivative liabilities(2)	$7	$1,025	$64	$(456)	$640
Total liabilities	$7	$1,025	$64	$(456)	$640

	December 31, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,144	$0	$0	—	$6,144
RMBS	0	33,212	433	—	33,645
CMBS	0	4,729	10	—	4,739
Other securities	219	1,403	0	—	1,622
Total securities available for sale	6,363	39,344	443	—	46,150
Other assets:
Derivative assets(2)	0	1,501	38	$(1,079)	460
Other(3)	265	0	158	—	423
Total assets	$6,628	$40,845	$639	$(1,079)	$47,033
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,153	$48	$(287)	$914
Total liabilities	$0	$1,153	$48	$(287)	$914
__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $10 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2019 and December 31, 2018, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
As of June 30, 2019 and December 31, 2018, other includes retained interests in securitizations of $177 million and $158 million, deferred compensation plan assets of $314 million and $264 million, and equity securities of $4 million and $1 million, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(1)

(Dollars in millions)	Balance, April 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2019
Securities available for sale:(2)
RMBS	$434	$9	$2	$0	$0	$0	$(13)	$97	$(14)	$515	$10
CMBS	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	443	9	2	0	0	0	(13)	97	(14)	524	10
Other assets:
Retained interest in securitizations	155	22	0	0	0	0	0	0	0	177	22
Net derivative assets (liabilities)(3)	6	0	0	0	0	(7)	8	0	(1)	6	(2)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(1)

(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2019
Securities available for sale:(2)
RMBS	$433	$17	$13	$0	$0	$0	$(25)	$114	$(37)	$515	$20
CMBS	10	0	0	0	0	0	(1)	0	0	9	0
Total securities available for sale	443	17	13	0	0	0	(26)	114	(37)	524	20
Other assets:
Retained interest in securitizations	158	19	0	0	0	0	0	0	0	177	19
Net derivative assets (liabilities)(3)	(10)	5	0	0	0	(13)	27	0	(3)	6	4

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(1)

(Dollars in millions)	Balance, April 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2018
Securities available for sale:
RMBS	$614	$9	$9	$0	$0	$0	$(21)	$4	$(173)	$442	$7
CMBS	13	0	0	0	0	0	(2)	0	0	11	0
Other securities	5	0	0	0	0	0	0	0	0	5	0
Total securities available for sale	632	9	9	0	0	0	(23)	4	(173)	458	7
Other assets:
Retained interests in securitizations	176	(12)	0	0	0	0	0	0	0	164	(12)
Net derivative assets (liabilities)(3)	(9)	(2)	0	0	0	6	(1)	0	1	(5)	(2)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(1)

(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2018
Securities available for sale:
RMBS	$614	$18	$7	$0	$0	$0	$(42)	$65	$(220)	$442	$13
CMBS	14	0	0	0	0	0	(3)	0	0	11	0
Other securities	5	0	0	0	0	0	0	0	0	5	0
Total securities available for sale	633	18	7	0	0	0	(45)	65	(220)	458	13
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interests in securitizations	172	(8)	0	0	0	0	0	0	0	164	(8)
Net derivative assets (liabilities)(3)	13	(24)	0	0	0	7	(2)	0	1	(5)	(24)
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

(2)
For the three and six months ended June 30, 2019, net unrealized gains included in other comprehensive income related to Level 3 securities available for sale still held as of June 30, 2019 were $3 million and $13 million, respectively.

(3)	Includes derivative assets and liabilities of $70 million and $64 million, respectively, as of June 30, 2019, and $43 million and $48 million, respectively, as of June 30, 2018.
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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$515	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-15% 0-15% 0-7% 0-85%	4% 7% 3% 68%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other assets:
Retained interests in securitization(2)	177	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	2-54 3-15% 3-6% 2-3% 53-105%	N/A
Net derivative assets (liabilities)	6	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$433	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-11% 0-17% 0-7% 0-75%	5% 5% 3% 65%
CMBS	10	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other assets:
Retained interests in securitization(2)	158	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	3-56 3-14% 4-6% 2-4% 50-104%	N/A
Net derivative assets (liabilities)	(10)	Discounted cash flows	Swap rates	3%	3%
__________

(1)	Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2019 and December 31, 2018, and for which a nonrecurring fair value measurement was recorded during six and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	June 30, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$191	$191
Loans held for sale	180	0	180
Other assets(1)	0	83	83
Total	$180	$274	$454

	December 31, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$129	$129
Loans held for sale	38	0	38
Other assets(1)	0	100	100
Total	$38	$229	$267
__________

(1)
As of June 30, 2019, other assets included equity investments accounted for under the measurement alternative of $16 million, repossessed assets of $53 million and long-lived assets held for sale of $14 million. As of December 31, 2018, other assets included equity investments accounted for under the measurement alternative of $24 million, foreclosed property and repossessed assets of $57 million and long-lived assets held for sale of $19 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 61%, with a weighted average of 4%, and from 0% to 84%, with a weighted average of 33%, as of June 30, 2019 and December 31, 2018, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2019 and 2018.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Loans held for investment	$(132)	$(65)
Loans held for sale	(1)	(3)
Other assets(1)	(57)	(47)
Total	$(190)	$(115)
__________

(1)	Other assets include fair value adjustments related to equity investments accounted for under the measurement alternative, repossessed assets and long-lived assets held for sale.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Table 12.6: Fair Value of Financial Instruments

	June 30, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,111	$15,111	$5,184	$9,927	$0
Restricted cash for securitization investors	710	710	710	0	0
Securities held to maturity	35,475	36,541	0	36,510	31
Net loans held for investment	237,327	239,295	0	0	239,295
Loans held for sale	1,829	1,846	0	1,846	0
Interest receivable	1,544	1,544	0	1,544	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	42,291	42,383	0	42,383	0
Securitized debt obligations	16,959	17,071	0	17,071	0
Senior and subordinated notes	31,822	32,259	0	32,259	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	359	359	0	359	0
Interest payable	437	437	0	437	0

	December 31, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,186	$13,186	$4,768	$8,418	$0
Restricted cash for securitization investors	303	303	303	0	0
Securities held to maturity	36,771	36,619	0	36,513	106
Net loans held for investment	238,679	241,556	0	0	241,556
Loans held for sale	1,192	1,218	0	1,218	0
Interest receivable	1,614	1,614	0	1,614	0
Other investments(1)	1,725	1,725	0	1,725	0
Financial liabilities:
Deposits with defined maturities	38,471	38,279	0	38,279	0
Securitized debt obligations	18,307	18,359	0	18,359	0
Senior and subordinated notes	30,826	30,635	0	30,635	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	352	352	0	352	0
Other borrowings(2)	9,354	9,354	0	9,354	0
Interest payable	458	458	0	458	0
__________

(1)	Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes finance lease liabilities.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $32 million and $62 million for the three and six months ended June 30, 2018, with an offsetting increase in the Other category. This change in measurement of our Commercial Banking revenue did not have any impact to the consolidated financial statements.

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our business segment results for the three and six months ended June 30, 2019 and 2018, selected balance sheet data as of June 30, 2019 and 2018, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income (loss)	$3,531	$1,709	$514	$(8)	$5,746
Non-interest income (loss)	1,038	166	200	(26)	1,378
Total net revenue (loss)	4,569	1,875	714	(34)	7,124
Provision for credit losses	1,095	165	82	0	1,342
Non-interest expense	2,253	1,002	427	97	3,779
Income (loss) from continuing operations before income taxes	1,221	708	205	(131)	2,003
Income tax provision (benefit)	283	165	48	(109)	387
Income (loss) from continuing operations, net of tax	$938	$543	$157	$(22)	$1,616
Loans held for investment	$112,141	$60,327	$71,992	$0	$244,460
Deposits	0	205,220	30,761	18,554	254,535

	Six Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$7,121	$3,388	$1,003	$25	$11,537
Non-interest income (loss)	1,988	326	387	(31)	2,670
Total net revenue (loss)	9,109	3,714	1,390	(6)	14,207
Provision for credit losses	2,484	400	151	0	3,035
Non-interest expense	4,424	1,996	844	186	7,450
Income (loss) from continuing operations before income taxes	2,201	1,318	395	(192)	3,722
Income tax provision (benefit)	512	307	92	(215)	696
Income from continuing operations, net of tax	$1,689	$1,011	$303	$23	$3,026
Loans held for investment	$112,141	$60,327	$71,992	$0	$244,460
Deposits	0	205,220	30,761	18,554	254,535

	Three Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$3,396	$1,609	$517	$29	$5,551
Non-interest income	884	175	209	373	1,641
Total net revenue	4,280	1,784	726	402	7,192
Provision (benefit) for credit losses	1,171	118	34	(47)	1,276
Non-interest expense	1,904	963	409	148	3,424
Income from continuing operations before income taxes	1,205	703	283	301	2,492
Income tax provision	282	164	66	63	575
Income from continuing operations, net of tax	$923	$539	$217	$238	$1,917
Loans held for investment	$109,777	$58,727	$67,609	$11	$236,124
Deposits	0	194,962	31,078	22,185	248,225

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$6,954	$3,224	$1,023	$68	$11,269
Non-interest income	1,741	349	396	346	2,832
Total net revenue	8,695	3,573	1,419	414	14,101
Provision (benefit) for credit losses	2,627	351	20	(48)	2,950
Non-interest expense	3,943	1,963	812	279	6,997
Income from continuing operations before income taxes	2,125	1,259	587	183	4,154
Income tax provision (benefit)	495	294	137	(32)	894
Income from continuing operations, net of tax	$1,630	$965	$450	$215	$3,260
Loans held for investment	$109,777	$58,727	$67,609	$11	$236,124
Deposits	0	194,962	31,078	22,185	248,225
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $32 million and $62 million for the three and six months ended June 30, 2018, with an offsetting increase in the Other category.

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2019 and 2018.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segments Result

	Three Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$757	$52	$13	$(2)	$820
Service charges and other customer-related fees	0	74	28	0	102
Other	20	26	1	0	47
Total contract revenue	777	152	42	(2)	969
Revenue from other sources	261	14	158	(24)	409
Total non-interest income	$1,038	$166	$200	$(26)	$1,378

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,459	$98	$24	$(3)	$1,578
Service charges and other customer-related fees	0	149	53	0	202
Other	32	50	1	0	83
Total contract revenue	1,491	297	78	(3)	1,863
Revenue from other sources	497	29	309	(28)	807
Total non-interest income	$1,988	$326	$387	$(31)	$2,670

	Three Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$669	$47	$8	$(1)	$723
Service charges and other customer-related fees	0	95	34	(1)	128
Other	2	28	1	0	31
Total contract revenue	671	170	43	(2)	882
Revenue from other sources	213	5	166	375	759
Total non-interest income	$884	$175	$209	$373	$1,641

	Six Months Ended June 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,263	$89	$15	$(1)	$1,366
Service charges and other customer-related fees	0	193	66	(1)	258
Other	4	57	1	0	62
Total contract revenue	1,267	339	82	(2)	1,686
Revenue from other sources	474	10	314	348	1,146
Total non-interest income	$1,741	$349	$396	$346	$2,832
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reclassifications to the Other category.

(2)	Interchange fees are presented net of customer rewards expenses.

126	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2019 and December 31, 2018. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Credit card lines	$347,314	$346,186	N/A	N/A
Other loan commitments(1)	34,768	34,449	$117	$95
Standby letters of credit and commercial letters of credit(2)	1,698	1,792	29	29
Total unfunded lending commitments	$383,780	$382,427	$146	$124
__________

(1)	Includes $1.5 billion and $1.3 billion of advised lines of credit as of June 30, 2019 and December 31, 2018, respectively.

(2)	These financial guarantees have expiration dates ranging from 2019 to 2025 as of June 30, 2019.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $66 million and $59 million as of June 30, 2019 and December 31, 2018, respectively.

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
Management’s best estimate of U.K. PPI reserve totaled $71 million and $133 million as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, no additions were made to our reserve. Other movements to the reserve were a combination of utilization of the reserve through customer payments and foreign exchange movements. Our best estimate of reasonably possible future losses beyond our reserve as of June 30, 2019 is approximately $100 million.
Cybersecurity Incident
On July 29, 2019, we announced that on July 19, 2019, we determined there was unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). The Cybersecurity Incident occurred on March 22 and 23, 2019. We believe that a highly sophisticated individual was able to exploit a specific configuration vulnerability in our infrastructure. The configuration vulnerability was reported to us by an external security researcher on July 17, 2019. We then began our own internal investigation, leading to the July 19, 2019, determination that the Cybersecurity Incident occurred. We immediately fixed the configuration vulnerability that this individual exploited and verified there are no other instances in our environment. Among other things, we also augmented our routine automated scanning to look for this issue on a continuous basis. We promptly began working with federal law enforcement. The person responsible was arrested by the Federal Bureau of Investigation on July 29, 2019 and federal prosecution of the responsible person commenced. Based on our analysis to date, we believe it is unlikely that the information was used for fraud or disseminated by this individual. Our assessment of the incident is ongoing and analysis is subject to change.
We expect to notify affected individuals through a variety of channels and make free credit monitoring and identity protection available to everyone affected. We have retained a leading independent cybersecurity firm to conduct a comprehensive assessment to confirm the scope of the access and the specific data impacted.
We are subject to private civil litigation relating to the Cybersecurity Incident and expect that future litigation may be filed. At this time, it is not possible to estimate an amount or a range of reasonably possible losses, if any, from these or any other claims.
We carry insurance to cover certain costs associated with a cyber risk event. This insurance is subject to a $10 million deductible and standard exclusions and carries a total coverage limit of $400 million. We expect that our insurance coverage will cover certain costs associated with the Cybersecurity Incident; however, there can be no assurance that our insurance coverage is sufficient to cover any losses arising from the incident. The timing of recognition of costs may differ from the timing of recognition of any insurance reimbursement. For more information, see “MD&A—Introduction—Cybersecurity Incident.”

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2019 are approximately $1.1 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was separated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the parties reached a new settlement agreement with the monetary damages class in August 2018, whereby the class would receive up to approximately $6.2 billion collectively from the defendants in exchange for a release of their claims, depending on the percentage of class plaintiffs who opt out. The trial court preliminarily approved the settlement in January 2019. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in our reserves.
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
Anti-Money Laundering
We are subject to an open consent order with the Office of the Comptroller of the Currency (“OCC”) dated July 10, 2015 relating to our anti-money laundering (“AML”) program. In October 2018, we paid a civil monetary penalty of $100 million to resolve the monetary component of the AML consent order.
The Department of Justice and the New York District Attorney’s Office recently advised us that they have closed their investigations into certain former check casher clients of the Commercial Banking business and our AML program.  We are in discussions with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury to explore a potential regulatory resolution of its investigation into our AML program, which could include a monetary penalty.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—SUBSEQUENT EVENTS
On July 29, 2019, we announced the Cybersecurity Incident. For more information, see “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others.”

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

132	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K other than in connection with the Cybersecurity Incident we announced on July 29, 2019, as reflected in the risk factors below:
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
If we are unable to maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the security of that infrastructure, our business and reputation could be materially adversely affected. We may also be subject to disruptions to our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages, design flaws in foundational components or platforms, availability and quality of vulnerability patches from key vendors, cyber-attacks (including Distributed Denial of Service (“DDOS”) and other attacks on our infrastructure as discussed below), natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Any failure to maintain our infrastructure or disruption of our operating systems could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect. Our assessment is ongoing, and the impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident are difficult to predict and could be material.
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

133	Capital One Financial Corporation (COF)

which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, or the integration of newly acquired businesses, or the occurrence of incidents such as the Cybersecurity Incident. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
Increased Costs, Reductions In Revenue, Reputational Damage And Business Disruptions Can Result From The Theft, Loss Or Misuse Of Information, Including As A Result Of A Cyber-Attack.
On July 29, 2019, we announced that on July 19, 2019, we determined there was unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers. We may incur significant costs in connection with the Cybersecurity Incident and any future cybersecurity incidents, including infrastructure investments or remediation efforts. For more information regarding the Cybersecurity Incident, see “Part I—Item 2. MD&A—Introduction–Cybersecurity Incident” and “Part I—Item 1. Notes to Consolidated Financial Statements—Note 14. Commitments, Contingencies, Guarantees and Others.”
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
Technologies, systems, networks and devices of Capital One or our customers, employees, service providers or other third parties with whom we interact continue to be the subject of attempted unauthorized access, mishandling or misuse of information, denial-of-service attacks, computer viruses, website defacement, hacking, malware, ransomware, phishing or other forms of social engineering, and other forms of cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and other events. These threats, such as the Cybersecurity Incident that we announced on July 29, 2019, may derive from human error, fraud or malice on the part of our employees, insiders or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or third parties with whom we interact. Further, cyber and information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, our customers access our products and services using computers, smartphones, tablets, and other mobile devices that are beyond our security control systems.
The methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected. For example, although we immediately fixed the configuration vulnerability that was exploited in the Cybersecurity Incident once we discovered the unauthorized access, a period of time elapsed between the occurrence of the unauthorized access and the time when we discovered it. In other circumstances, we and our third-party service providers and partners may be unable to anticipate or identify certain attack methods in order to implement effective preventative measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire and develop talent capable of detecting, mitigating or remediating these risks. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail clients.
A disruption or breach, including as a result of a cyber-attack such as the Cybersecurity Incident, or media reports of perceived security vulnerabilities at Capital One or at third-party service providers, could result in significant legal and financial exposure,

134	Capital One Financial Corporation (COF)

regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. We and other U.S. financial services providers continue to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. We are continuing to assess the impact of the Cybersecurity Incident and there can be no assurance that additional unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. Unauthorized access or cyber incidents could occur more frequently and on a more significant scale. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our partners, retailers or other market participants has led, and will likely continue to lead, to increased costs to us with respect to preventing, mitigating and remediating these risks, as well as any related attempted fraud. We are still assessing the impact of the Cybersecurity Incident and in order to address ongoing and future risks, we may be required to expend significant additional resources to continue to modify or strengthen our protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure or invest in new technology designed to mitigate security risks. For example, various retailers have continued to be victims of cyber-attacks in which customer data, including debit and credit card information, was obtained. In these situations, we incur a variety of costs, including those associated with replacing the compromised cards and remediating fraudulent transaction activity. Further, the Cybersecurity Incident, or successful cyber-attacks at other large financial institutions or other market participants (whether or not we are impacted), could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general which could result in reduced use of our financial products. We have insurance against some cyber-risks and attacks, including insurance that is expected to cover certain costs associated with the Cybersecurity Incident; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event, and such insurance may increase in cost or cease to be available on commercial terms in the future.
Potential Data Protection And Privacy Incidents, And Our Required Compliance With Regulations Related To These Areas, May Increase Our Costs, Reduce Our Revenue And Limit Our Ability To Pursue Business Opportunities.
We are continuing to assess the effects of the Cybersecurity Incident and the impact on our business, results of operations and reputation remain uncertain. In addition, if other information systems or infrastructure or those of our customers, partners, service providers or other market participants experience a significant disruption or breach, it could lead, depending on the nature of the disruption or breach, to the unauthorized access to and release, gathering, monitoring, misuse, loss or destruction of personal or confidential data about our customers, employees or other third parties in our possession. Any party that obtains this personal or confidential data through a breach or disruption may use this information for ransom, to be paid by us or a third-party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes. Further, such disruption or breach could also result in unauthorized access to our proprietary information, intellectual property, software, methodologies and business secrets and in unauthorized transactions in Capital One accounts or unauthorized access to personal or confidential information maintained by those entities. There has been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. While we were not directly involved in these third-party breach events, the stolen information can create a vulnerability for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other sites. This vulnerability could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software, can increase the velocity and efficacy of these types of attacks.
We are continuing to assess the impact of the Cybersecurity Incident; however, this incident or other future data protection incidents, or media reports of perceived security vulnerabilities at Capital One or at third-party service providers, could result in significant legal and financial exposure, regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business.
We regularly move data across national borders to conduct our operations, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”). In addition, the GDPR applies EU data protection law to all companies processing data of EU residents, regardless of the company’s location. These laws impose strict requirements regarding the handling and retention

135	Capital One Financial Corporation (COF)

of personal data, with severe monetary penalties for violations. Our efforts to comply with PIPEDA, GDPR and other privacy and data protection laws entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in monetary or other penalties and significant legal liability.
Our Businesses Are Subject To The Risk Of Increased Litigation, Government Investigations And Regulatory Enforcement.
Our businesses are subject to increased litigation, government investigations and other regulatory enforcement risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry and the structure of the credit card industry. Given the inherent uncertainties involved in litigation, government investigations and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business. Although we are continuing to assess the impact of the Cybersecurity Incident, this incident may expose us to the risk of litigation, government investigation and other regulatory enforcement risks.
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
Reputational Risk And Social Factors May Impact Our Results And Damage Our Brand.
Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business and compliance practices or our financial health. In addition, our brand has historically been, and we expect it to continue to be, very important to us. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets, including as a result of the Cybersecurity Incident, could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data, could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. In addition, negative perceptions regarding certain industries, partners or clients could also prompt us to cease business activities associated with those entities.
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information, such as a result of the Cybersecurity Incident), corporate governance and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, our cobrand and private label partners or other third parties with whom we have important relationships

136	Capital One Financial Corporation (COF)

may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.
In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by account holders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding the banking industry and consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. If consumers develop or maintain negative attitudes about incurring debt, or if consumption trends decline or if we fail to maintain and enhance our brand, or we incur significant expenses in this effort, our business and financial results could be materially and negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2019. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price Paid per Share
April	1,845	$85.31
May	19,325	92.61
June	—	—
Total	21,170	91.97
__________

(1)	Represents shares withheld to cover taxes on restricted stock units whose restrictions have lapsed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

137	Capital One Financial Corporation (COF)

EXHIBIT INDEX
The following exhibits are incorporated by reference or filed herewith. Reference to the “2003 Form 10-K” is to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.

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

10.1+	Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed May 3, 2019).
10.2+*	Form of Restricted Stock Unit Award Agreement granted to our directors under the Fifth Amended and Restated 2004 Stock Incentive Plan.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.

*	Indicates a document being filed with this Form 10-Q.

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

138	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 30, 2019	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

139	Capital One Financial Corporation (COF)