Form 10-Q
period 2019-09-30
CAPITAL ONE FINANCIAL CORP
filed 2019-10-31
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	COF PRP	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C	COF PRC	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D	COF PRD	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F	COF PRF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	COF PRG	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	COF PRH	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I	COF PRI	New York Stock Exchange
0.800% Senior Notes Due 2024	COF24	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2019, there were 465,720,986 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”) and “Part II—Item 1A. Risk Factors”. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2019 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2018 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2019, our principal subsidiaries included:

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
Our consolidated total net revenues are derived primarily from lending to consumer, small business and commercial customers net of funding costs associated with interest on deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of reward expenses, and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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
On September 24, 2019, we launched a new credit card issuance program with Walmart Inc. (“Walmart”) and are now the exclusive issuer of Walmart’s cobrand and private label credit card program in the U.S. On October 11, 2019, we completed the acquisition of the existing portfolio of Walmart’s cobrand and private label credit card receivables, which added approximately $8.1 billion to our domestic credit card loans held for investment portfolio as of the acquisition date. We estimate an initial allowance build of approximately $85 million for this acquisition.
In the second quarter of 2019, we made the decision to exit several small partnership portfolios in our Credit Card business. We sold approximately $900 million of receivables and transferred approximately $100 million to loans held for sale as of June 30, 2019, which resulted in a gain on sale of $49 million recognized in other non-interest income and an allowance release of $68 million.
Cybersecurity Incident
On July 29, 2019, we announced that on July 19, 2019, we determined there was unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). The Cybersecurity Incident occurred on March 22 and 23, 2019. We believe that a highly sophisticated individual was able to exploit a specific configuration vulnerability in our infrastructure. The configuration vulnerability was reported to us by an external security researcher on July 17, 2019. We then began our own internal investigation, leading to the July 19, 2019, determination that the Cybersecurity Incident occurred. We immediately fixed the configuration vulnerability that this individual exploited and verified there are no other instances in our environment. Among other things, we also augmented our routine automated scanning to look for this issue on a continuous basis. We promptly began working with federal law enforcement. The person responsible was arrested by the Federal Bureau of Investigation on July 29, 2019 and federal prosecution of the responsible person has commenced. The U.S. Attorney’s Office has stated they believe the data has been recovered and that there is no evidence the data was used for fraud or shared by this individual.
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
We provided required notification to affected individuals and made free credit monitoring and identity protection available. We retained a leading independent cybersecurity firm that confirmed we correctly identified and fixed the specific configuration vulnerability exploited in the Cybersecurity Incident. We also have retained an outside expert to conduct a review of the root causes of the incident to help further inform our cybersecurity program.
We expect the Cybersecurity Incident to generate certain incremental costs related to the remediation of and response to the incident, largely driven by customer notifications, credit monitoring, technology costs, and professional support. We previously disclosed that we expected to incur approximately $100 million to $150 million of these costs in 2019 and will treat them as adjusting items

5	Capital One Financial Corporation (COF)

as it relates to our financial results (“Cyber Adjusting Items”). We now expect the Cyber Adjusting Items to be at the low end of that range, and that some of these costs will be incurred in 2020.
We carry insurance to cover certain costs associated with a cyber risk event. This insurance has a total coverage limit of $400 million and is subject to a $10 million deductible, which was met in the third quarter of 2019, as well as standard exclusions. We expect that a significant portion of the Cyber Adjusting Items will be covered by insurance. Insurance reimbursements will also be treated as adjusting items, and the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses.
During the third quarter of 2019, we incurred approximately $22 million of net Cybersecurity Incident expenses, consisting of $49 million of expenses, primarily from customer notifications and credit monitoring, and $27 million of probable insurance recoveries, which were treated as an adjusting item.
We continue to invest significantly in cybersecurity and expect to make additional investments as we continue to assess our cybersecurity program. These estimated investments are in addition to the estimated Cyber Adjusting Items and we expect to absorb them within our existing operating efficiency ratio guidance.
Although the ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cybersecurity Incident are uncertain, they may be significant, and some of the costs may not be covered by insurance. However, we do not believe that this incident will negatively impact our strategy or our long-term financial health. For more information, see “Note 14—Commitments, Contingencies, Guarantees and Others.”
Our reported results excluding adjusting items, including the Cyber Adjusting Items, and our existing operating efficiency ratio guidance represent non-GAAP measures which we believe help users of our financial information understand the impact of these adjusting items on our reported results as well as provide an alternate measurement of our operating performance.

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2019 and 2018 and selected comparative balance sheet data as of September 30, 2019 and December 31, 2018. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2019	2018	Change	2019	2018	Change
Income statement
Net interest income	$5,737	$5,786	(1)%	$17,274	$17,055	1%
Non-interest income	1,222	1,176	4	3,892	4,008	(3)
Total net revenue	6,959	6,962	—	21,166	21,063	—
Provision for credit losses	1,383	1,268	9	4,418	4,218	5
Non-interest expense:
Marketing	501	504	(1)	1,564	1,343	16
Operating expense	3,371	3,269	3	9,758	9,427	4
Total non-interest expense	3,872	3,773	3	11,322	10,770	5
Income from continuing operations before income taxes	1,704	1,921	(11)	5,426	6,075	(11)
Income tax provision	375	420	(11)	1,071	1,314	(18)
Income from continuing operations, net of tax	1,329	1,501	(11)	4,355	4,761	(9)
Income (loss) from discontinued operations, net of tax	4	1	**	15	(7)	**
Net income	1,333	1,502	(11)	4,370	4,754	(8)
Dividends and undistributed earnings allocated to participating securities	(10)	(9)	11	(34)	(32)	6

6	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2019	2018	Change		2019	2018	Change
Preferred stock dividends	(53)	(53)	—		(185)	(185)	—
Net income available to common stockholders	$1,270	$1,440	(12)		$4,151	$4,537	(9)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$2.70	$3.01	(10)%		$8.80	$9.40	(6)%
Income (loss) from discontinued operations	0.01	—	**		0.03	(0.01)	**
Net income per basic common share	$2.71	$3.01	(10)		$8.83	$9.39	(6)
Diluted earnings per common share:
Net income from continuing operations	$2.68	$2.99	(10)%		$8.76	$9.33	(6)%
Income (loss) from discontinued operations	0.01	—	**		0.03	(0.01)	**
Net income per diluted common share	$2.69	$2.99	(10)		$8.79	$9.32	(6)
Weighted-average common shares outstanding (in millions):
Basic	469.5	477.8	(2)%		469.9	483.2	(3)%
Diluted	471.8	480.9	(2)		472.1	486.7	(3)
Common shares outstanding (period-end, in millions)	465.7	473.7	(2)		465.7	473.7	(2)
Dividends declared and paid per common share	$0.40	$0.40	—		$1.20	$1.20	—
Tangible book value per common share (period-end)(1)	80.46	66.15	22		80.46	66.15	22
Balance sheet (average balances)
Loans held for investment	$246,147	$236,766	4%		$243,602	$242,369	1%
Interest-earning assets	340,949	330,272	3		338,936	331,318	2
Total assets	374,905	360,937	4		372,148	362,293	3
Interest-bearing deposits	232,063	221,431	5		230,045	221,400	4
Total deposits	255,082	246,720	3		253,389	246,932	3
Borrowings	49,413	51,684	(4)		50,804	52,858	(4)
Common equity	52,566	46,407	13		50,393	45,521	11
Total stockholders’ equity	57,245	50,768	13		54,861	49,882	10
Selected performance metrics
Purchase volume(2)	$108,034	$97,469	11%		$308,134	$281,406	9%
Total net revenue margin(3)	8.16%	8.43%	(27	)bps	8.33%	8.48%	(15	)bps
Net interest margin(4)	6.73	7.01	(28)		6.80	6.86	(6)
Return on average assets	1.42	1.66	(24)		1.56	1.75	(19)
Return on average tangible assets(5)	1.48	1.74	(26)		1.63	1.83	(20)
Return on average common equity(6)	9.63	12.40	(277)		10.94	13.31	(237)
Return on average tangible common equity (“TCE”)(7)	13.45	18.32	(487)		15.54	19.88	(434)
Equity-to-assets ratio(8)	15.27	14.07	120		14.74	13.77	97
Non-interest expense as a percentage of average loans held for investment	6.29	6.37	(8)		6.20	5.92	28
Efficiency ratio(9)	55.64	54.19	145		53.49	51.13	236
Operating efficiency ratio(10)	48.44	46.95	149		46.10	44.76	134
Effective income tax rate from continuing operations	22.0	21.9	10		19.7	21.6	(190)
Net charge-offs	$1,462	$1,425	3%		$4,569	$4,502	1%
Net charge-off rate(11)	2.38%	2.41%	(3	)bps	2.50%	2.48%	2	bps

(Dollars in millions, except as noted)	September 30, 2019	December 31, 2018	Change
Balance sheet (period-end)
Loans held for investment	$249,355	$245,899	1%
Interest-earning assets	344,643	341,293	1
Total assets	378,810	372,538	2
Interest-bearing deposits	234,084	226,281	3
Total deposits	257,148	249,764	3
Borrowings	50,149	58,905	(15)
Common equity	52,412	47,307	11
Total stockholders’ equity	58,235	51,668	13
Credit quality metrics
Allowance for loan and lease losses	$7,037	$7,220	(3)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.82%	2.94%	(12	)bps
30+ day performing delinquency rate	3.28	3.62	(34)
30+ day delinquency rate	3.51	3.84	(33)
Capital ratios
Common equity Tier 1 capital(12)	12.5%	11.2%	130	bps
Tier 1 capital(12)	14.4	12.7	170
Total capital(12)	16.8	15.1	170
Tier 1 leverage(12)	11.9	10.7	120
Tangible common equity(13)	10.3	9.1	120
Supplementary leverage(12)	10.1	9.0	110
Other
Employees (period end, in thousands)	52.1	47.6	9%

7	Capital One Financial Corporation (COF)

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $1.3 billion ($2.69 per diluted common share) on total net revenue of $7.0 billion and net income of $4.4 billion ($8.79 per diluted common share) on total net revenue of $21.2 billion for the third quarter and first nine months of 2019, respectively. In comparison, we reported net income of $1.5 billion ($2.99 per diluted common share) on total net revenue of $7.0 billion and net income of $4.8 billion ($9.32 per diluted common share) on total net revenue of $21.1 billion for the third quarter and first nine months of 2018, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.5% and 11.2% as of September 30, 2019 and December 31, 2018, respectively. See “MD&A—Capital Management” below for additional information.
On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock (“2019 Stock Repurchase Program”) beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the third quarter of 2019, we repurchased approximately $466 million of shares of our common stock under the 2019 Stock Repurchase Program. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
On July 29, 2019, we announced the Cybersecurity Incident. For more information, see “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others.” Below are additional highlights of our performance in the third quarter and first nine months of 2019. These highlights are generally based on a comparison between the results of the third quarter and first nine months of 2019 and 2018, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2019 compared to our financial condition and credit performance as of December 31, 2018. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net income decreased by $169 million to $1.3 billion in the third quarter of 2019, primarily driven by:

◦
an increase in our U.K. Payment Protection Insurance customer refund reserve (“U.K. PPI Reserve”) due to significantly elevated claims volume ahead of the August 29, 2019 claims submission deadline. The U.K. PPI Reserve build impacts net interest income, non-interest income and non-interest expense; for more information on our U.K. PPI Reserve see “Note 14—Commitments, Contingencies, Guarantees and Others”;

◦
higher provision for credit losses due to a smaller allowance release in our domestic credit card loan portfolio and charge-offs on certain underperforming energy borrowers in our commercial loan portfolio; and

◦	higher non-interest expense due to expenses related to the Walmart partnership, and continued investments in technology and infrastructure.
These drivers were partially offset by:
◦higher net interchange fees due to higher purchase volume; and

◦
the absence of significant activities that occurred in the third quarter of 2018, including gains from the sales of exited businesses, an impairment charge as a result of repositioning our investment securities portfolio, and a legal reserve build.

Net income decreased by $384 million to $4.4 billion in the first nine months of 2019 primarily driven by:

◦	higher non-interest expense due to continued investments in technology and infrastructure, expenses related to the Walmart partnership, and increased marketing expense;

◦	the impact of the U.K. PPI Reserve build; and

◦	higher provision for credit losses from charge-offs and an allowance build due to credit deterioration in our commercial energy loan portfolio.

9	Capital One Financial Corporation (COF)

These drivers were partially offset by:

◦	an increase in net interchange fees driven by higher purchase volume and updated rewards cost estimates;

◦
higher net interest income due to higher yields on interest-earning assets and growth in our loan and investment portfolios, partially offset by higher rates paid and growth in our deposit products; and

◦
the absence of significant activities that occurred in the first nine months of 2018, including gains from the sales of our consumer home loan portfolio, an impairment charge as a result of repositioning our investment securities portfolio, and a legal reserve build.

•	Loans Held for Investment:

◦
Period-end loans held for investment increased by $3.5 billion to $249.4 billion as of September 30, 2019 from December 31, 2018 primarily driven by growth in our commercial, domestic credit card and auto loan portfolios, partially offset by expected seasonal paydowns in our domestic credit card loan portfolio and the sale of certain partnership receivables.

◦
Average loans held for investment increased by $9.4 billion to $246.1 billion in the third quarter of 2019 compared to the third quarter of 2018 and increased $1.2 billion to $243.6 billion in the first nine months of 2019 compared to the first nine months of 2018 primarily driven by growth in our commercial, domestic credit card and auto loan portfolios, partially offset by the impact of the sale of our consumer home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 3 basis points to 2.38% in the third quarter of 2019 compared to the third quarter of 2018 primarily driven by the strong economy and stable underlying credit performance in our domestic credit card and auto loan portfolios, partially offset by higher charge-offs in our commercial energy loan portfolio.

Our net charge-off rate remained substantially flat at 2.50% in the first nine months of 2019 compared to the first nine months of 2018 as the impact of lower loan balances from the sale of our consumer home loan portfolio was largely offset by the growth of our commercial loan portfolio.
Our 30+ day delinquency rate decreased by 33 basis points to 3.51% as of September 30, 2019 from December 31, 2018 primarily driven by the strong economy and stable underlying credit performance in our domestic credit card loan portfolio as well as growth in our auto loan portfolio and seasonally lower auto delinquency inventories.

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses decreased by $183 million to $7.0 billion and the allowance coverage ratio decreased by 12 basis points to 2.82% as of September 30, 2019 from December 31, 2018 primarily driven by an allowance release in our domestic credit card loan portfolio largely due to the strong economy, stable underlying credit performance and the impact of the sale of certain partnership receivables.

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2018 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed;

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made; or

10	Capital One Financial Corporation (COF)

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
Total Company Expectations
Marketing and Efficiency:

•	We expect marketing expense for full-year 2019 to be modestly higher than marketing expense for full-year 2018.

•	We expect to achieve modest improvements in full-year operating efficiency ratio, net of adjustments, in both 2019 and 2020, with a larger improvement to 42% in 2021.

•	We expect this operating efficiency ratio improvement to drive significant improvement in our total efficiency ratio by 2021.
Capital/Current Expected Credit Loss (“CECL”):

•
We currently estimate that the implementation of the CECL model will increase our reserves for credit losses by approximately 30% to 40%, largely driven by our consumer lending portfolios, and that the phased-in impact of adopting CECL will reduce our 2020 common equity Tier 1 capital ratio by 13 to 18 basis points. See “MD&A—Accounting Changes and Developments” in this Report for additional information related to the CECL adoption impact.

Business Segment Expectations
Domestic Card:

•	We continue to expect approximately $225 million of cumulative one-time Walmart launch costs in 2019, with the remaining amount occurring in the fourth quarter.

•	We estimate the acquired Walmart portfolio will have the following impacts to our Domestic Card business in the fourth quarter of 2019:

◦	An initial allowance build of approximately $85 million;

◦	Reduce the net charge-off rate by approximately 25 basis points;

◦	Reduce revenue margin by approximately 35 basis points; and

◦	Increase the 30+ performing delinquency rate by approximately 25 basis points at the end of the fourth quarter.

•	We estimate the acquired Walmart portfolio will have the following impacts to our Domestic Card business in 2020:

◦	Reduce the full-year 2020 net charge-off rate by approximately 25 basis points, with some quarterly variability;

◦
Reduce revenue margin by approximately 50 basis points in the first three quarters of 2020, and after the revenue share increases in October 2020, approximately 35 basis points in the fourth quarter of 2020; and

◦	Increase the 30+ performing delinquency rate by approximately 15 basis points at the end of 2020.

•	We expect the net charge-off rate and revenue margin impacts of the acquired Walmart portfolio to diminish after 2020 as the acquired portfolio runs off.
Consumer Banking:

•	We continue to expect that the annual auto net charge-off rate will increase gradually as the cycle plays out.

11	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2019 and 2018. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

12	Capital One Financial Corporation (COF)

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2019 and 2018. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$112,484	$4,369	15.54%	$109,510	$4,324	15.79%
Consumer banking	61,271	1,297	8.47	59,633	1,191	7.99
Commercial banking(2)	73,664	820	4.45	68,913	782	4.54
Other(3)	—	(57)	**	94	(50)	**
Total loans, including loans held for sale	247,419	6,429	10.39	238,150	6,247	10.49
Investment securities	80,762	583	2.88	83,894	593	2.83
Cash equivalents and other interest-earning assets	12,768	63	2.00	8,228	55	2.66
Total interest-earning assets	340,949	7,075	8.30	330,272	6,895	8.35
Cash and due from banks	4,376			3,898
Allowance for loan and lease losses	(7,125)			(7,366)
Premises and equipment, net	4,279			4,157
Other assets	32,426			29,976
Total assets	$374,905			$360,937
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$232,063	$901	1.55%	$221,431	$681	1.23%
Securitized debt obligations	16,750	123	2.94	18,917	127	2.68
Senior and subordinated notes	31,220	299	3.84	31,660	288	3.63
Other borrowings and liabilities	2,698	15	2.14	3,084	13	1.67
Total interest-bearing liabilities	282,731	1,338	1.89	275,092	1,109	1.62
Non-interest-bearing deposits	23,019			25,289
Other liabilities	11,910			9,788
Total liabilities	317,660			310,169
Stockholders’ equity	57,245			50,768
Total liabilities and stockholders’ equity	$374,905			$360,937
Net interest income/spread		$5,737	6.41		$5,786	6.73
Impact of non-interest-bearing funding			0.32			0.28
Net interest margin			6.73%			7.01%

13	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$111,584	$13,103	15.66%	$108,968	$12,559	15.37%
Consumer banking	60,072	3,751	8.33	67,086	3,695	7.34
Commercial banking(2)	73,066	2,517	4.59	67,373	2,209	4.37
Other(3)	21	(191)	**	226	(93)	**
Total loans, including loans held for sale	244,743	19,180	10.45	243,653	18,370	10.05
Investment securities	82,264	1,867	3.03	77,819	1,584	2.71
Cash equivalents and other interest-earning assets	11,929	196	2.19	9,846	174	2.36
Total interest-earning assets	338,936	21,243	8.36	331,318	20,128	8.10
Cash and due from banks	4,281			3,768
Allowance for loan and lease losses	(7,221)			(7,468)
Premises and equipment, net	4,275			4,147
Other assets	31,877			30,528
Total assets	$372,148			$362,293
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$230,045	$2,588	1.50%	$221,400	$1,842	1.11%
Securitized debt obligations	17,912	405	3.02	19,251	358	2.46
Senior and subordinated notes	30,897	923	3.98	31,452	828	3.51
Other borrowings and liabilities	3,228	53	2.19	4,674	45	1.28
Total interest-bearing liabilities	282,082	3,969	1.88	276,777	3,073	1.49
Non-interest-bearing deposits	23,344			25,532
Other liabilities	11,861			10,102
Total liabilities	317,287			312,411
Stockholders’ equity	54,861			49,882
Total liabilities and stockholders’ equity	$372,148			$362,293
Net interest income/spread		$17,274	6.48		$17,055	6.61
Impact of non-interest-bearing funding			0.32			0.25
Net interest margin			6.80%			6.86%
__________

(1)
Past due fees included in interest income totaled approximately $423 million and $1.2 billion in the third quarter and first nine months of 2019, respectively, and $433 million and $1.2 billion in the third quarter and first nine months of 2018, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $21 million and $62 million in the third quarter and first nine months of 2019, respectively, and $20 million and $61 million in the third quarter and first nine months of 2018, respectively, with corresponding reductions to the Other category.

(3)
Interest income/expense of Other represents the impact of hedge accounting of our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

**	Not meaningful.

14	Capital One Financial Corporation (COF)

Net interest income decreased by $49 million to $5.7 billion in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by higher rates paid and deposit growth as well as the net interest income impact of the U.K. PPI Reserve build, partially offset by growth in our loan portfolios. Net interest income increased by $219 million to $17.3 billion in the first nine months of 2019 compared to the first nine months of 2018, primarily driven by higher yields on interest-earning assets and growth in our loan and investment portfolios, partially offset by higher rates paid and growth in our deposit products and the impact of the U.K. PPI Reserve build.
Net interest margin decreased by 28 basis points to 6.73% in the third quarter of 2019 compared to the third quarter of 2018 primarily driven by higher rates paid on our deposits and the net interest income impact of the U.K. PPI Reserve build. Net interest margin decreased by 6 basis points to 6.80% in the first nine months of 2019 compared to the first nine months of 2018 as higher yields on interest-bearing assets were offset by the higher rates paid on our retail deposits.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$45	$116	$(71)	$544	$305	$239
Consumer banking	106	33	73	56	(386)	442
Commercial banking(2)	38	53	(15)	308	192	116
Other(3)	(7)	(1)	(6)	(98)	50	(148)
Total loans, including loans held for sale	182	201	(19)	810	161	649
Investment securities	(10)	(22)	12	283	94	189
Cash equivalents and other interest-earning assets	8	22	(14)	22	34	(12)
Total interest income	180	201	(21)	1,115	289	826
Interest expense:
Interest-bearing deposits	220	34	186	746	74	672
Securitized debt obligations	(4)	(14)	10	47	(25)	72
Senior and subordinated notes	11	(4)	15	95	(15)	110
Other borrowings and liabilities	2	(2)	4	8	(14)	22
Total interest expense	229	14	215	896	20	876
Net interest income	$(49)	$187	$(236)	$219	$269	$(50)
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

(3)
Interest income/expense of Other represents the impact of hedge accounting of our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

15	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2019 and 2018.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Interchange fees, net	$790	$714	$2,368	$2,080
Service charges and other customer-related fees	283	410	988	1,233
Net securities gains (losses)	5	(196)	44	(189)
Other non-interest income:(1)
Mortgage banking revenue	48	151	127	629
Treasury and other investment income	36	16	139	62
Other	60	81	226	193
Total other non-interest income	144	248	492	884
Total non-interest income	$1,222	$1,176	$3,892	$4,008
__________

(1)
Includes gains on deferred compensation plan investments of $1 million and $39 million for the third quarter and first nine months of 2019, respectively, and $12 million and $17 million for the third quarter and first nine months of 2018, respectively. These amounts have corresponding offsets in salaries and associate benefits expense.

Non-interest income remained relatively flat at $1.2 billion in the third quarter of 2019 and decreased by $116 million to $3.9 billion in the first nine months of 2019 primarily driven by:

•
the absence of the significant activities that occurred in the first nine months of 2018, including the gains from the sales of our consumer home loan portfolio and the impairment charge as a result of repositioning our investment securities portfolio; and

•	lower service charges and other customer-related fees, including the impact of the U.K PPI Reserve build.
These drivers were partially offset by:

•	an increase in net interchange fees driven by higher purchase volume and updated rewards cost estimates; and

•	the gain on the sale of certain partnership receivables.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $115 million to $1.4 billion in the third quarter of 2019 compared to the third quarter of 2018 primarily driven by a smaller allowance release in our domestic credit card loan portfolio and charge-offs on certain underperforming energy borrowers in our commercial loan portfolio. Provision for credit losses increased by $200 million to $4.4 billion in the first nine months of 2019 compared to the first nine months of 2018 primarily driven by charge-offs and an allowance build due to credit deterioration in our commercial energy loan portfolio.
The provision for credit losses as a percentage of net interest income was 24.1% and 25.6% in the third quarter and first nine months of 2019, respectively, compared to 21.9% and 24.7% in the third quarter and first nine months of 2018, respectively. We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.

16	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2019 and 2018.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Salaries and associate benefits(1)	$1,605	$1,432	$4,736	$4,382
Occupancy and equipment	519	515	1,533	1,508
Marketing	501	504	1,564	1,343
Professional services	314	275	919	719
Communications and data processing	312	311	944	934
Amortization of intangibles	25	44	84	131
Other non-interest expense:
Bankcard, regulatory and other fee assessments	100	147	273	381
Collections	100	105	291	317
Fraud losses	101	88	301	274
Other(2)	295	352	677	781
Total other non-interest expense	596	692	1,542	1,753
Total non-interest expense	$3,872	$3,773	$11,322	$10,770
__________

(1)
Includes expenses related to our deferred compensation plan of $1 million and $39 million for the third quarter and first nine months of 2019, respectively, and $12 million and $17 million for the third quarter and first nine months of 2018, respectively. These amounts have corresponding offsets in other non-interest income.

(2)	Includes $22 million of net Cybersecurity Incident expenses in the third quarter of 2019, consisting of $49 million of expenses and $27 million of probable insurance recoveries.
Non-interest expense increased by $99 million to $3.9 billion in the third quarter of 2019 compared to the third quarter of 2018 primarily due to continued investments in technology and infrastructure, expenses related to the Walmart partnership, and the impact of the U.K. PPI Reserve build, partially offset by the absence of the legal reserve build and lower bankcard, regulatory and other fee assessments.
Non-interest expense increased by $552 million to $11.3 billion in the first nine months of 2019 compared to the first nine months of 2018 primarily due to continued investments in technology and infrastructure, expenses related to the Walmart partnership, the impact of the U.K. PPI Reserve build, and increased marketing expenses, partially offset by the absence of the legal reserve build.
Income Taxes
We recorded income tax provisions of $375 million (22.0% effective income tax rate) and $1.1 billion (19.7% effective income tax rate) in the third quarter and first nine months of 2019, respectively, compared to $420 million (21.9% effective income tax rate) and $1.3 billion (21.6% effective income tax rate) in the third quarter and first nine months of 2018, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The effective income tax rate remained substantially flat in the third quarter of 2019. The income tax provision and the effective income tax rate decreased in the first nine months of 2019 compared to the first nine months of 2018 primarily due to higher tax credits and lower overall non-deductible expenses relative to our income, and lower discrete tax expense, partially offset by the non-deductible impact of the U.K. PPI Reserve build.

In addition, we recorded $13 million of discrete tax benefits in the first nine months of 2019 compared to less than $1 million of discrete tax expenses in the first nine months of 2018, and we recorded $2 million of discrete tax expenses in the third quarter of 2019 compared to $26 million of discrete tax benefits in the third quarter of 2018.

17	Capital One Financial Corporation (COF)

We provide additional information on items affecting our income taxes and effective tax rate in “Note 16—Income Taxes” in our 2018 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $6.3 billion to $378.8 billion as of September 30, 2019 from December 31, 2018 driven by an increase in cash and cash equivalents and growth in our commercial, domestic credit card and auto loan portfolios, partially offset by expected seasonal paydowns in our domestic credit card loan portfolio and the sale of certain partnership receivables.
Total liabilities decreased by $295 million to $320.6 billion as of September 30, 2019 from December 31, 2018 primarily driven by maturities of our short-term Federal Home Loan Banks (“FHLB”) advances, largely offset by deposit growth.
Stockholders’ equity increased by $6.6 billion to $58.2 billion as of September 30, 2019 from December 31, 2018 primarily due to our net income of $4.4 billion, other comprehensive income of $1.7 billion and the issuance of Preferred Stock Series I, partially offset by dividend payments to our stockholders and treasury stock repurchases.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The U.S. Treasury and Agency securities generally have high credit ratings and low credit risks, and our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio, as of both September 30, 2019 and December 31, 2018.
The fair value of our available for sale securities portfolio remained substantially flat at $46.2 billion as of September 30, 2019 from December 31, 2018 as the impact of maturities and sales exceeding purchases was offset by the fair value gains due to changes in interest rates. The fair value of our held to maturity securities portfolio decreased by $1.4 billion to $35.3 billion as of September 30, 2019 from December 31, 2018 primarily driven by maturities outpacing purchases, partially offset by fair value gains as a result of changes in interest rates.

18	Capital One Financial Corporation (COF)

Table 6 presents the amortized cost, carrying value and fair value for the major categories of our investment securities portfolio as of September 30, 2019 and December 31, 2018.
Table 6: Investment Securities

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,173	$4,155	$6,146	$6,144
RMBS:
Agency	33,727	33,713	32,710	31,903
Non-agency	1,313	1,612	1,440	1,742
Total RMBS	35,040	35,325	34,150	33,645
Agency CMBS	5,368	5,396	4,806	4,739
Other securities(1)	1,291	1,292	1,626	1,622
Total investment securities available for sale	$45,872	$46,168	$46,728	$46,150

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity:
Agency RMBS	$30,109	$31,289	$33,061	$32,977
Agency CMBS	3,785	3,975	3,710	3,642
Total investment securities held to maturity	$33,894	$35,264	$36,771	$36,619
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.
Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balance as of September 30, 2019 and December 31, 2018.
Table 7: Loans Held for Investment

	September 30, 2019			December 31, 2018
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$113,681	$5,270	$108,411	$116,361	$5,535	$110,826
Consumer Banking	62,015	1,007	61,008	59,205	1,048	58,157
Commercial Banking	73,659	760	72,899	70,333	637	69,696
Total	$249,355	$7,037	$242,318	$245,899	$7,220	$238,679
Loans held for investment increased by $3.5 billion to $249.4 billion as of September 30, 2019 from December 31, 2018 primarily driven by growth in our commercial, domestic credit card and auto loan portfolios, partially offset by expected seasonal paydowns in our domestic credit card loan portfolio and the sale of certain partnership receivables.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”

19	Capital One Financial Corporation (COF)

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
Table 8 provides the composition of our primary sources of funding as of September 30, 2019 and December 31, 2018.
Table 8: Funding Sources Composition

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$206,423	67%	$198,607	64%
Commercial Banking	30,923	10	29,480	10
Other(1)	19,802	7	21,677	7
Total deposits	257,148	84	249,764	81
Securitized debt obligations	18,910	6	18,307	6
Other debt	31,239	10	40,598	13
Total funding sources	$307,297	100%	$308,669	100%
__________

(1)	Includes brokered deposits of $19.0 billion and $21.2 billion as of September 30, 2019 and December 31, 2018, respectively.
Total deposits increased by $7.4 billion to $257.1 billion as of September 30, 2019 from December 31, 2018 primarily driven by strong growth in our deposit products as a result of our national banking strategy in our Consumer Banking business.
Securitized debt obligations increased by $603 million to $18.9 billion as of September 30, 2019 from December 31, 2018 primarily driven by issuances from both our credit card and auto securitizations, partially offset by maturities in the first nine months of 2019.
Other debt decreased by $9.4 billion to $31.2 billion as of September 30, 2019 from December 31, 2018 primarily driven by maturities of our short-term FHLB advances.
We provide additional information on our funding sources in “MD&A—Liquidity Risk Profile” and “Note 8—Deposits and Borrowings.”

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

20	Capital One Financial Corporation (COF)

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
We summarize our business segment results for the third quarter and first nine months of 2019 and 2018 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2019 compared to December 31, 2018. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the third quarter and first nine months of 2019 and 2018.
Table 9: Business Segment Results

	Three Months Ended September 30,
	2019				2018
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,416	63%	$734	55%	$4,489	65%	$1,040	69%
Consumer Banking	1,847	27	505	38	1,791	26	482	32
Commercial Banking(3)(4)	707	10	154	12	702	10	184	12
Other(3)(4)	(11)	—	(64)	(5)	(20)	(1)	(205)	(13)
Total	$6,959	100%	$1,329	100%	$6,962	100%	$1,501	100%

	Nine Months Ended September 30,
	2019				2018
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,525	64%	$2,423	56%	$13,184	63%	$2,670	56%
Consumer Banking	5,561	26	1,516	35	5,364	26	1,447	30
Commercial Banking(3)(4)	2,097	10	457	10	2,121	10	634	13
Other(3)(4)	(17)	—	(41)	(1)	394	1	10	1
Total	$21,166	100%	$4,355	100%	$21,063	100%	$4,761	100%

21	Capital One Financial Corporation (COF)

__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(4)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $26 million and $88 million for the third quarter and first nine months of 2018, with an offsetting increase in the Other category.

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $734 million and $2.4 billion in the third quarter and first nine months of 2019, respectively, and $1.0 billion and $2.7 billion in the third quarter and first nine months of 2018, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$3,546	$3,596	(1)%		$10,667	$10,550	1%
Non-interest income	870	893	(3)		2,858	2,634	9
Total net revenue(1)	4,416	4,489	(2)		13,525	13,184	3
Provision for credit losses	1,087	1,031	5		3,571	3,658	(2)
Non-interest expense	2,360	2,103	12		6,784	6,046	12
Income from continuing operations before income taxes	969	1,355	(28)		3,170	3,480	(9)
Income tax provision	235	315	(25)		747	810	(8)
Income from continuing operations, net of tax	$734	$1,040	(29)		$2,423	$2,670	(9)
Selected performance metrics:
Average loans held for investment(2)	$112,371	$109,510	3		$111,545	$108,968	2
Average yield on loans held for investment(3)	15.55%	15.79%	(24	)bps	15.66%	15.37%	29	bps
Total net revenue margin(4)	15.72	16.40	(68)		16.17	16.13	4
Net charge-offs	$1,151	$1,137	1%		$3,835	$3,774	2%
Net charge-off rate	4.09%	4.15%	(6	)bps	4.58%	4.62%	(4	)bps
Purchase volume(5)	$108,034	$97,469	11%		$308,134	$281,406	9%

(Dollars in millions, except as noted)	September 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$113,681	$116,361	(2)%
30+ day performing delinquency rate	3.69%	4.00%	(31	)bps
30+ day delinquency rate	3.71	4.01	(30)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for loan and lease losses	$5,270	$5,535	(5)%
Allowance coverage ratio	4.64%	4.76%	(12	)bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $330 million and $1.0 billion in the third quarter and first nine months of 2019, respectively, and by $305 million and $949 million in the third quarter and first nine months of 2018, respectively, for the estimated uncollectible

22	Capital One Financial Corporation (COF)

amount of billed finance charges and fees and related losses. The finance charge and fee reserve totaled $454 million and $468 million as of September 30, 2019 and December 31, 2018, respectively.

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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, and changes in financial condition and credit performance between September 30, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income decreased by $50 million to $3.5 billion in the third quarter of 2019 primarily due to the impact of the U.K. PPI Reserve build, partially offset by growth in our domestic credit card loan portfolio. Net interest income increased by $117 million to $10.7 billion in the first nine months of 2019 primarily driven by growth in our domestic credit card loan portfolio, partially offset by the impact of the U.K. PPI Reserve build.

•
Non-Interest Income: Non-interest income decreased by $23 million to $870 million in the third quarter of 2019 primarily due to the impact of the U.K. PPI Reserve build, partially offset by an increase in net interchange fees driven by higher purchase volume. Non-interest income increased by $224 million to $2.9 billion in the first nine months of 2019 primarily due to an increase in net interchange fees driven by higher purchase volume and the updated rewards cost estimates as well as a gain on the sale of certain partnership receivables, partially offset by the impact of the U.K. PPI Reserve build.

•
Provision for Credit Losses: The provision for credit losses increased by $56 million to $1.1 billion in the third quarter of 2019 primarily driven by a smaller allowance release in our domestic credit card loan portfolio. The provision for credit losses decreased by $87 million to $3.6 billion in the first nine months of 2019 primarily driven by the impact of the sale of certain partnership receivables as well as the strong economy and stable underlying credit performance in our domestic credit card loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $257 million to $2.4 billion in the third quarter of 2019 primarily due to expenses related to the Walmart partnership, the impact of the U.K. PPI Reserve build, and continued investments in technology and infrastructure. Non-interest expense increased by $738 million to $6.8 billion in the first nine months of 2019 primarily driven by expenses related to the Walmart partnership, increased marketing expenses, continued investments in technology and infrastructure, and the impact of the U.K. PPI Reserve build.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $2.7 billion to $113.7 billion as of September 30, 2019 from December 31, 2018 primarily due to expected seasonal paydowns and the sale of certain partnership receivables, partially offset by growth in our domestic credit card loan portfolio.

◦
Average loans held for investment increased by $2.9 billion to $112.4 billion in the third quarter of 2019 compared to the third quarter of 2018 and increased by $2.6 billion to $111.5 billion in the first nine months of 2019 compared to the first nine months of 2018 primarily due to growth in our domestic credit card loan portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 6 basis points to 4.09% in the third quarter of 2019 compared to the third quarter of 2018, and decreased by 4 basis points to 4.58% in the first nine months of 2019 compared to the first nine months of 2018, and the 30+ day delinquency rate decreased by 30 basis points to 3.71% as of September 30, 2019 from December 31, 2018 primarily due to the strong economy and stable underlying credit performance in our domestic credit card loan portfolio.

23	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $837 million and $2.4 billion in the third quarter and first nine months of 2019, respectively, compared to net income from continuing operations of $966 million and $2.5 billion in the third quarter and first nine months of 2018, respectively. In the third quarter and first nine months of 2019 and 2018, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$3,299	$3,280	1%		$9,792	$9,617	2%
Non-interest income	878	819	7		2,722	2,411	13
Total net revenue(1)	4,177	4,099	2		12,514	12,028	4
Provision for credit losses	1,010	950	6		3,325	3,424	(3)
Non-interest expense	2,076	1,890	10		6,059	5,405	12
Income from continuing operations before income taxes	1,091	1,259	(13)		3,130	3,199	(2)
Income tax provision	254	293	(13)		729	745	(2)
Income from continuing operations, net of tax	$837	$966	(13)		$2,401	$2,454	(2)
Selected performance metrics:
Average loans held for investment(2)	$103,426	$100,566	3		$102,677	$99,970	3
Average yield on loans held for investment(3)	15.74%	15.73%	1	bps	15.67%	15.29%	38	bps
Total net revenue margin(4)	16.15	16.30	(15)		16.25	16.04	21
Net charge-offs	$1,065	$1,094	(3)%		$3,599	$3,581	1%
Net charge-off rate	4.12%	4.35%	(23	)bps	4.67%	4.78%	(11	)bps
Purchase volume(5)	$99,087	$89,205	11%		$282,878	$257,340	10%

(Dollars in millions, except as noted)	September 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$104,664	$107,350	(3)%
30+ day delinquency rate	3.71%	4.04%	(33	)bps
Allowance for loan and lease losses	$4,870	$5,144	(5)
Allowance coverage ratio	4.65%	4.79%	(14	)bps
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

(4)	Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

(5)	Purchase volume consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.

24	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the third quarter of 2019 compared to the third quarter of 2018 primarily driven by:

•	expenses related to the Walmart partnership and continued investments in technology and infrastructure; and

•	higher provision for credit losses due to a smaller allowance release.
These drivers were partially offset by:

•	an increase in net interchange fees driven by higher purchase volume; and

•	higher net interest income primarily driven by growth in our loan portfolio.
Net income for our Domestic Card business decreased in the first nine months of 2019 compared to the first nine months of 2018 primarily driven by expenses related to the Walmart partnership, continued investments in technology and infrastructure, and increased marketing expenses. These drivers were partially offset by:

•	an increase in net interchange fees driven by higher purchase volume and the updated rewards cost estimates as well as a gain on the sale of certain partnership receivables; and

•	higher net interest income primarily driven by growth in our loan portfolio.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, net interchange income and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $505 million and $1.5 billion in the third quarter and first nine months of 2019, respectively, and $482 million and $1.4 billion in the third quarter and first nine months of 2018, respectively.

25	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$1,682	$1,636	3%		$5,070	$4,860	4%
Non-interest income	165	155	6		491	504	(3)
Total net revenue	1,847	1,791	3		5,561	5,364	4
Provision for credit losses	203	184	10		603	535	13
Non-interest expense	985	979	1		2,981	2,942	1
Income from continuing operations before income taxes	659	628	5		1,977	1,887	5
Income tax provision	154	146	5		461	440	5
Income from continuing operations, net of tax	$505	$482	5		$1,516	$1,447	5
Selected performance metrics:
Average loans held for investment:
Auto	$58,517	$56,297	4		$57,282	$55,320	4
Home loan(1)	—	—	**		—	8,377	**
Retail banking	2,752	2,923	(6)		2,790	3,144	(11)
Total consumer banking	$61,269	$59,220	3		$60,072	$66,841	(10)
Average yield on loans held for investment(2)	8.47%	8.03%	44	bps	8.33%	7.36%	97	bps
Average deposits	$204,933	$194,687	5%		$203,404	$191,942	6%
Average deposits interest rate	1.31%	1.00%	31	bps	1.25%	0.89%	36	bps
Net charge-offs	$251	$262	(4)%		$644	$683	(6)%
Net charge-off rate	1.64%	1.77%	(13	)bps	1.43%	1.36%	7	bps
Auto loan originations	$8,175	$6,643	23%		$21,723	$20,345	7%

(Dollars in millions, except as noted)	September 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Auto	$59,278	$56,341	5%
Retail banking	2,737	2,864	(4)
Total consumer banking	$62,015	$59,205	5
30+ day performing delinquency rate	6.23%	6.67%	(44	)bps
30+ day delinquency rate	6.86	7.36	(50)
Nonperforming loan rate	0.74	0.81	(7)
Nonperforming asset rate(3)	0.83	0.90	(7)
Allowance for loan and lease losses	$1,007	$1,048	(4)%
Allowance coverage ratio	1.62%	1.77%	(15	)bps
Deposits	$206,423	$198,607	4%
__________

(1)	In 2018, we sold all of our consumer home loan portfolio and the related servicing. The impact of this sale is reflected in the Other category.

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

**	Not meaningful.

26	Capital One Financial Corporation (COF)

Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, and changes in financial condition and credit performance between September 30, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income increased by $46 million to $1.7 billion in the third quarter of 2019 primarily driven by growth and higher yields in our auto loan portfolio, partially offset by the reduction in net interest income from the sale of our consumer home loan portfolio. Net interest income increased by $210 million to $5.1 billion in the first nine months of 2019 primarily driven by growth and higher yields in our auto loan portfolio as well as higher margin and deposit volumes in our Retail Banking business, partially offset by the reduction in net interest income from the sale of our consumer home loan portfolio.

Consumer Banking loan yields increased by 44 basis points to 8.47% and increased by 97 basis points to 8.33% in the third quarter and first nine months of 2019, respectively, compared to the third quarter and first nine months of 2018. The increase was primarily driven by changes in product mix due to the sale of our consumer home loan portfolio and higher yields as a result of higher interest rates.

•	Non-Interest Income: Non-interest income remained substantially flat at $165 million in the third quarter of 2019 and $491 million in the first nine months of 2019.

•
Provision for Credit Losses: The provision for credit losses increased by $19 million to $203 million in the third quarter of 2019 and increased by $68 million to $603 million in the first nine months of 2019 primarily driven by a smaller allowance release in our auto loan portfolio.

•
Non-Interest Expense: Non-interest expense remained substantially flat at $1.0 billion in the third quarter of 2019 and $3.0 billion in the first nine months of 2019, as higher operating expenses due to growth in our auto loan portfolio and increased marketing expense associated with our national banking strategy were largely offset by lower operating expense due to the sale of our consumer home loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment increased by $2.8 billion to $62.0 billion as of September 30, 2019 compared to December 31, 2018 and average loans held for investment increased by $2.0 billion to $61.3 billion in the third quarter of 2019 compared to the third quarter of 2018 due to growth in our auto loan portfolio. Average loans held for investment decreased by $6.8 billion to $60.1 billion in the first nine months of 2019 compared to the first nine months of 2018 primarily driven by the sale of our consumer home loan portfolio, partially offset by growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $7.8 billion to $206.4 billion as of September 30, 2019 from December 31, 2018 driven by strong growth in our deposit products as a result of our national banking strategy.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 13 basis points to 1.64% in the third quarter of 2019 compared to the third quarter of 2018 primarily driven by lower net charge-offs and growth in our auto loan portfolio.

The net charge-off rate increased by 7 basis points to 1.43% in the first nine months of 2019 compared to the first nine months of 2018 primarily driven by lower loan balances due to the sale of our consumer home loan portfolio, partially offset by lower net charge-offs and growth in our auto loan portfolio.
The 30+ day delinquency rate decreased by 50 basis points to 6.86% as of September 30, 2019 from December 31, 2018 primarily attributable to growth in our auto loan portfolio and seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $154 million and $457 million in the third quarter and first nine months of 2019, respectively, and $184 million and $634 million in the the third quarter and first nine months of 2018, respectively.

27	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2019	2018	Change		2019	2018	Change
Selected income statement data:
Net interest income	$486	$513	(5)%		$1,489	$1,536	(3)%
Non-interest income	221	189	17		608	585	4
Total net revenue(1)(2)	707	702	1		2,097	2,121	(1)
Provision for credit losses(3)	93	54	72		244	74	230
Non-interest expense	414	408	1		1,258	1,220	3
Income from continuing operations before income taxes	200	240	(17)		595	827	(28)
Income tax provision	46	56	(18)		138	193	(28)
Income from continuing operations, net of tax	$154	$184	(16)		$457	$634	(28)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$29,698	$28,354	5		$29,418	$27,406	7
Commercial and industrial	42,807	39,318	9		42,474	38,754	10
Total commercial lending	72,505	67,672	7		71,892	66,160	9
Small-ticket commercial real estate	2	364	(99)		93	378	(75)
Total commercial banking	$72,507	$68,036	7		$71,985	$66,538	8
Average yield on loans held for investment(1)(4)	4.45%	4.55%	(10	)bps	4.61%	4.38%	23	bps
Average deposits	$30,693	$31,061	(1)%		$30,957	$32,679	(5)%
Average deposits interest rate	1.25%	0.79%	46	bps	1.21%	0.65%	56	bps
Net charge-offs	$60	$27	122%		$90	$39	131%
Net charge-off rate	0.33%	0.16%	17	bps	0.17%	0.08%	9	bps

(Dollars in millions, except as noted)	September 30, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$30,009	$28,899	4%
Commercial and industrial	43,650	41,091	6
Total commercial lending	73,659	69,990	5
Small-ticket commercial real estate	—	343	**
Total commercial banking	$73,659	$70,333	5
Nonperforming loan rate	0.61%	0.44%	17	bps
Nonperforming asset rate(5)	0.61	0.45	16
Allowance for loan and lease losses(3)	$760	$637	19%
Allowance coverage ratio	1.03%	0.91%	12	bps
Deposits	$30,923	$29,480	5%
Loans serviced for others	36,903	32,588	13
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $26 million and $88 million for the third quarter and first nine months of 2018, with an offsetting increase in the Other category.

28	Capital One Financial Corporation (COF)

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $149 million and $118 million as of September 30, 2019 and December 31, 2018, respectively.

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

(5)
Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and other foreclosed assets.

**	Not meaningful.
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, and changes in financial condition and credit performance between September 30, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income decreased by $27 million to $486 million in the third quarter of 2019 and decreased by $47 million to $1.5 billion in the first nine months of 2019 primarily driven by lower margin on loans and deposits, partially offset by growth across our commercial loan portfolios.

•
Non-Interest Income: Non-interest income increased by $32 million to $221 million in the third quarter of 2019 and increased by $23 million to $608 million in the first nine months of 2019 primarily driven by higher revenue from our capital markets and treasury management products.

•
Provision for Credit Losses: Provision for credit losses increased by $39 million to $93 million in the third quarter of 2019 and increased by $170 million to $244 million in the first nine months of 2019 primarily driven by charge-offs on certain underperforming energy borrowers in our commercial loan portfolio.

•
Non-Interest Expense: Non-interest expense remained substantially flat at $414 million in the third quarter of 2019. Non-interest expense increased by $38 million to $1.3 billion in the first nine months of 2019 primarily driven by higher operating expenses associated with continued investments in technology and other business initiatives.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.3 billion to $73.7 billion as of September 30, 2019 from December 31, 2018, and average loans held for investment increased by $4.5 billion to $72.5 billion in the third quarter of 2019 compared to the third quarter of 2018 and increased by $5.4 billion to $72.0 billion in the first nine months of 2019 compared to the first nine months of 2018 primarily driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits increased by $1.4 billion to $30.9 billion as of September 30, 2019, from December 31, 2018 primarily driven by new business growth.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 17 basis points to 0.33% in the third quarter of 2019 and increased by 9 basis points to 0.17% in the first nine months of 2019 primarily driven by charge-offs on certain underperforming energy borrowers in our commercial loan portfolio.

The nonperforming loan rate increased by 17 basis points to 0.61% as of September 30, 2019 from December 31, 2018 primarily driven by downgrades in our commercial energy loan portfolio.
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

•	offsets related to certain line-item reclassifications;

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

•	foreign exchange-rate fluctuations on foreign currency-denominated balances.

29	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Selected income statement data:
Net interest income	$23	$41	(44)%	$48	$109	(56)%
Non-interest income (loss)	(34)	(61)	(44)	(65)	285	**
Total net revenue (loss)(1)(2)	(11)	(20)	(45)	(17)	394	**
Benefit for credit losses	—	(1)	**	—	(49)	**
Non-interest expense(3)	113	283	(60)	299	562	(47)
Loss from continuing operations before income taxes	(124)	(302)	(59)	(316)	(119)	166
Income tax benefit	(60)	(97)	(38)	(275)	(129)	113
Income (loss) from continuing operations, net of tax	$(64)	$(205)	(69)	$(41)	$10	**
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $26 million and $88 million for the third quarter and first nine months of 2018, respectively, with an offsetting increase in the Other category.

(3)	Includes $22 million of net Cybersecurity Incident expenses in the third quarter of 2019, consisting of $49 million of expenses and $27 million of probable insurance recoveries.

**	Not meaningful.
Net loss from continuing operations recorded in the Other category was $64 million in the third quarter of 2019 compared to $205 million in the third quarter of 2018, and net loss of $41 million in the first nine months of 2019 compared to net income of $10 million in the first nine months of 2018, primarily driven by the absence of the significant activities that occurred in the third quarter and first nine months of 2018, including the gains from the sales of our consumer home loan portfolio, the impairment charge as a result of repositioning our investment securities portfolio, and the legal reserve build.

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

30	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2019

Standard	Guidance	Adoption Timing and Financial Statements Impacts
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

31	Capital One Financial Corporation (COF)

Standard	Guidance	Adoption Timing and Financial Statements Impacts
Current Expected Credit Loss (“CECL”) ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Issued June 2016
Requires use of the current expected credit loss model that is based on expected losses (net of expected recoveries), rather than incurred losses, to determine our allowance for credit losses on financial assets measured at amortized cost, certain net investments in leases and certain off-balance sheet arrangements.
Replaces current accounting for purchased credit-impaired (“PCI”) and impaired loans.
Amends the other-than-temporary impairment model for available for sale debt securities to require that credit losses be recorded through an allowance approach, rather than through permanent write-downs for credit losses and subsequent accretion of positive changes through interest income over time.

Effective January 1, 2020, with early adoption permitted no earlier than January 1, 2019, using the modified retrospective method of adoption.
We plan to adopt the standard on its effective date.
We have a company-wide, cross-functional governance structure for our implementation of this standard. We continue to evaluate industry accounting interpretations, data requirements and necessary changes to our credit loss estimation methods, processes, systems and controls. We have made significant progress in accounting policy documentation and model development. We continue to perform model validations, which we expect to complete during 2019. We also continue to perform parallel testing, including multiple tests of our full end-to-end allowance process.
We also continue to assess the potential impact of this standard on our consolidated financial statements, related disclosures and regulatory capital. We currently expect an increase to our reserves for credit losses of approximately 30% to 40%, largely driven by our consumer lending portfolios, due to the requirement to record expected losses over the remaining contractual lives of our financial instruments. This preliminary estimate is subject to refinement as we continue to evaluate our planned methodologies for estimating expected credit losses and complete parallel testing and model validations through the remainder of 2019. The actual impact will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts at the adoption date.

We provide additional information on the impact of adopting CECL in “MD&A—Executive Summary and Business Outlook—Business Outlook.”
See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2019.

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

32	Capital One Financial Corporation (COF)

III Standardized Approach” and the “Basel III Advanced Approaches.” Moreover, the Banks, as insured depository institutions, are subject to Prompt Corrective Action (“PCA”) capital regulations.
We entered parallel run under Basel III Advanced Approaches on January 1, 2015, during which we are required to calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continue to use the Standardized Approach for purposes of meeting regulatory capital requirements. Under the Basel III Capital Rule, were we to complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement would be determined by the greater of our risk-weighted assets under the Basel III Standardized Approach and the Basel III Advanced Approaches.
In October 2019, the Federal Banking Agencies released final rules that provide for tailored application of certain capital, liquidity, and stress testing requirements across different categories of banking institutions (“Tailoring Final Rules”). These categories are determined by an institution’s asset size, with adjustments to a more stringent category possible if the institution meets certain other thresholds. As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we will be a Category III institution under the Tailoring Final Rules. As such, beginning on the effective date of the Tailoring Final Rules (“Effective Date”), we will no longer be subject to the Basel III Advanced Approaches and certain associated capital requirements, although we will remain subject to the countercyclical capital buffer and supplementary leverage ratio, which are currently required only for Basel III Advanced Approaches institutions. We anticipate that we will not complete parallel run before that Effective Date.
Because we will not be subject to the Basel III Advanced Approaches under the Tailoring Final Rules, on the Effective Date we will become subject to the changes to the Basel III Capital Rule finalized in July 2019 (“Capital Simplification Rule”), as described in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 under “MD&A—Supervision and Regulation”. These changes generally raise the threshold above which institutions subject to the Capital Simplification Rule must deduct certain assets from their common equity Tier 1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions. While the higher thresholds will not impact our current capital levels, in stress scenarios they may provide a benefit by enabling us to include more deferred tax assets in our common equity Tier 1 capital. We anticipate that the Tailoring Final Rules and Capital Simplification Rule will, taken together, decrease our capital requirements.
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
The Market Risk Rule supplements both the Basel III Standardized Approach and the Basel III Advanced Approaches by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of September 30, 2019, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
For the description of the regulatory capital rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K and “MD&A—Supervision and Regulation”.

33	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of September 30, 2019 and December 31, 2018.
Table 14: Capital Ratios under Basel III(1)(2)

	September 30, 2019			December 31, 2018
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.5%	4.5%	N/A	11.2%	4.5%	N/A
Tier 1 capital(4)	14.4	6.0	6.0%	12.7	6.0	6.0%
Total capital(5)	16.8	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	11.9	4.0	N/A	10.7	4.0	N/A
Supplementary leverage(7)	10.1	3.0	N/A	9.0	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	15.8	4.5	6.5	15.3	4.5	6.5
Tier 1 capital(4)	15.8	6.0	8.0	15.3	6.0	8.0
Total capital(5)	17.8	8.0	10.0	17.6	8.0	10.0
Tier 1 leverage(6)	14.2	4.0	5.0	14.0	4.0	5.0
Supplementary leverage(7)	11.5	3.0	N/A	11.5	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	14.0	4.5	6.5	13.0	4.5	6.5
Tier 1 capital(4)	14.0	6.0	8.0	13.0	6.0	8.0
Total capital(5)	15.2	8.0	10.0	14.2	8.0	10.0
Tier 1 leverage(6)	9.4	4.0	5.0	9.1	4.0	5.0
Supplementary leverage(7)	8.4	3.0	N/A	8.0	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)
Ratios as of September 30, 2019 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2019 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(7)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

34	Capital One Financial Corporation (COF)

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of September 30, 2019 and December 31, 2018.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2019	December 31, 2018
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$51,959	$48,570
Adjustments:
AOCI(1)	453	(1,263)
Goodwill, net of related deferred tax liabilities	(14,439)	(14,373)
Intangible assets, net of related deferred tax liabilities	(180)	(254)
Other	(588)	391
Common equity Tier 1 capital	37,205	33,071
Tier 1 capital instruments	5,823	4,360
Tier 1 capital	43,028	37,431
Tier 2 capital instruments	3,378	3,483
Qualifying allowance for loan and lease losses	3,768	3,731
Tier 2 capital	7,146	7,214
Total capital	$50,174	$44,645

Regulatory Capital Metrics
Risk-weighted assets	$298,130	$294,950
Adjusted average assets	360,266	350,606
Total leverage exposure	424,648	414,701
__________

(1)	Amounts presented are net of tax.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of both September 30, 2019 and December 31, 2018.
The Basel III Capital Rule requires banks to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. For banks subject to the Advanced Approaches, including the Company and the Banks, the capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of September 30, 2019, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
For 2019, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 7.0%, 8.5% and 10.5%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a bank’s ability to distribute capital and make discretionary bonus payments. As of September 30, 2019, the Company and each of the Banks were all above the applicable combined thresholds.

35	Capital One Financial Corporation (COF)

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
Equity Offerings and Transactions
On September 11, 2019, we issued 60,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series I Preferred Stock”). The net proceeds of the offering of Series I Preferred Stock were approximately $1.5 billion, after deducting underwriting commissions and offering expenses. Dividends on the Series I Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum.
On October 21, 2019, we announced that we will redeem all outstanding shares of our Fixed-Rate 6.25% Non-Cumulative Perpetual Preferred Stock Series C and Fixed-Rate 6.70% Non-Cumulative Perpetual Preferred Stock Series D, on December 2, 2019. The redemption will reduce our net income available to common shareholders by approximately $30 million in the fourth quarter of 2019.
Dividend Policy and Stock Purchases
In the first nine months of 2019, we declared and paid common stock dividends of $573 million, or $1.20 per share, and preferred stock dividends of $185 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2019.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2019
					Q3	Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00	$15.00
Series C	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63	15.63
Series D	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00	15.00
Series I	5.00% Non-Cumulative	September 11, 2019	5.00	Quarterly	—	—	—
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of September 30, 2019, funds available for dividend payments from COBNA and CONA were $2.5 billion and $5.3 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2019 Stock Repurchase Program which was announced on June 27, 2019, our Board of Directors authorized the repurchase of up to $2.2 billion of shares of common stock beginning in the third quarter of 2019 through the end of the second

36	Capital One Financial Corporation (COF)

quarter of 2020. During the third quarter of 2019, we repurchased approximately $466 million of shares of our common stock under the 2019 Stock Repurchase Program.
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

RISK MANAGEMENT
Risk Framework
The risk framework (the “Framework”) was refined at the end of the second quarter of 2019 to more fully articulate alignment with applicable regulatory guidance and industry practices.
Our Framework sets consistent expectations for risk management across the Company. It also defines and sets expectations for our “Three Lines of Defense” model. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees while management is responsible for the development and implementation of the Framework. The Framework consists of the following nine elements:

•	Governance and Accountability

•	Strategy and Risk Alignment

•	Risk Identification

•	Assessment, Measurement and Response

•	Monitoring and Testing

•	Aggregation, Reporting and Escalation

•	Capital and Liquidity Management (including Stress Testing)

•	Risk Data and Enabling Technology

•	Culture and Talent Management
We manage risk holistically using the “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company.
The “First Line of Defense” consists of any line of business or function that is accountable for risk taking and is responsible for: (i) engaging in activities designed to generate revenue or reduce expenses; (ii) providing operational support or servicing to any business function for the delivery of products or services to customers; or (iii) providing technology services in direct support of first line business areas. Each line of business or first line function is responsible for managing the risks associated with their activities, including identifying, assessing, measuring, monitoring, controlling, and reporting the risks within its business activities, consistent with the risk framework. The “Second Line of Defense” consists of two types of functions: Independent Risk Management (“IRM”) and Support Functions. IRM oversees risk-taking activities and assesses risks and issues independent from the first line of defense. Support Functions are centers of specialized expertise (e.g., Human Resources, Accounting, Legal) that provide support services to the enterprise. The “Third Line of Defense” is comprised of the Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that the first and second lines of defense have systems and governance processes which are well-designed and working as intended, and that the Framework is appropriate for the size, complexity and risk profile of Capital One.
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2018 Form 10-K.

37	Capital One Financial Corporation (COF)

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
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Loans and the related credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.2 billion as of both September 30, 2019 and December 31, 2018.
Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2019 and December 31, 2018.
Table 17: Portfolio Composition of Loans Held for Investment

	September 30, 2019		December 31, 2018
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$104,664	42.0%	$107,350	43.6%
International card businesses	9,017	3.6	9,011	3.7
Total credit card	113,681	45.6	116,361	47.3
Consumer Banking:
Auto	59,278	23.8	56,341	22.9
Retail banking	2,737	1.1	2,864	1.2
Total consumer banking	62,015	24.9	59,205	24.1
Commercial Banking:
Commercial and multifamily real estate	30,009	12.0	28,899	11.8
Commercial and industrial	43,650	17.5	41,091	16.7
Total commercial lending	73,659	29.5	69,990	28.5
Small-ticket commercial real estate	—	—	343	0.1
Total commercial banking	73,659	29.5	70,333	28.6
Total loans held for investment	$249,355	100.0%	$245,899	100.0%

38	Capital One Financial Corporation (COF)

Commercial Loans
Table 18 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2019 and December 31, 2018. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 18: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2019	December 31, 2018
Real estate	38%	40%
Finance	16	16
Healthcare	12	12
Business services	6	5
Oil and gas	5	5
Public administration	4	4
Educational services	4	4
Retail trade	3	3
Construction and land	3	2
Other	9	9
Total	100%	100%
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

39	Capital One Financial Corporation (COF)

Table 19 provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2019 and December 31, 2018.
Table 19: Credit Score Distribution

(Percentage of portfolio)	September 30, 2019	December 31, 2018
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	68%	67%
660 or below	32	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	48%	50%
621 - 660	20	19
620 or below	32	31
Total	100%	100%
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

Table 20 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2019 and December 31, 2018.
Table 20: 30+ Day Delinquencies

	September 30, 2019				December 31, 2018
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,880	3.71%	$3,880	3.71%	$4,335	4.04%	$4,335	4.04%
International card businesses	318	3.52	334	3.71	317	3.52	333	3.70
Total credit card	4,198	3.69	4,214	3.71	4,652	4.00	4,668	4.01
Consumer Banking:
Auto	3,834	6.47	4,207	7.10	3,918	6.95	4,309	7.65
Retail banking	27	1.01	45	1.63	29	1.01	51	1.77
Total consumer banking	3,861	6.23	4,252	6.86	3,947	6.67	4,360	7.36
Commercial Banking:
Commercial and multifamily real estate	57	0.19	58	0.19	119	0.41	140	0.49
Commercial and industrial	71	0.16	236	0.54	176	0.43	279	0.68
Total commercial lending	128	0.17	294	0.40	295	0.42	419	0.60
Small-ticket commercial real estate	—	—	—	—	1	0.39	7	1.84
Total commercial banking	128	0.17	294	0.40	296	0.42	426	0.61
Total	$8,187	3.28	$8,760	3.51	$8,895	3.62	$9,454	3.84
__________

(1)
Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including purchased credit-impaired (“PCI”) loans as applicable.

Table 21 presents our 30+ day delinquent loans, by aging and geography, as of September 30, 2019 and December 31, 2018.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,009	1.60%	$4,282	1.73%
60 – 89 days	2,264	0.91	2,430	0.99
> 90 days	2,487	1.00	2,742	1.12
Total	$8,760	3.51%	$9,454	3.84%
Geographic region:
Domestic	$8,426	3.38%	$9,121	3.70%
International	334	0.13	333	0.14
Total	$8,760	3.51%	$9,454	3.84%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.

41	Capital One Financial Corporation (COF)

Table 22 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of September 30, 2019 and December 31, 2018. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,992	1.75%	$2,233	1.92%
Commercial banking	31	0.04	—	—
Total	$2,023	0.81	$2,233	0.91
Geographic region:
Domestic	$1,904	0.79%	$2,111	0.89%
International	119	1.32	122	1.35
Total	$2,023	0.81	$2,233	0.91
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
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
Table 23 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2019 and December 31, 2018. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “MD&A—Business Segment Financial Performance.”

42	Capital One Financial Corporation (COF)

Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$23	0.25%	$22	0.25%
Total credit card	23	0.02	22	0.02
Consumer Banking:
Auto	432	0.73	449	0.80
Retail banking	25	0.91	30	1.04
Total consumer banking	457	0.74	479	0.81
Commercial Banking:
Commercial and multifamily real estate	36	0.12	83	0.29
Commercial and industrial	413	0.95	223	0.54
Total commercial lending	449	0.61	306	0.44
Small-ticket commercial real estate	—	—	6	1.80
Total commercial banking	449	0.61	312	0.44
Total nonperforming loans held for investment(3)	$929	0.37	$813	0.33
Other nonperforming assets(4)	61	0.03	59	0.02
Total nonperforming assets	$990	0.40	$872	0.35
__________

(1)
We recognized interest income for loans classified as nonperforming of $37 million and $35 million in the first nine months of 2019 and 2018, respectively. Interest income foregone related to nonperforming loans was $50 million and $44 million in the first nine months of 2019 and 2018, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)
Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.64% and 0.59% as of September 30, 2019 and December 31, 2018, respectively.

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
Table 24 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2019 and 2018.
Table 24: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,065	4.12%	$1,094	4.35%	$3,599	4.67%	$3,581	4.78%
International card businesses	86	3.78	43	1.92	236	3.54	193	2.85
Total credit card	1,151	4.09	1,137	4.15	3,835	4.58	3,774	4.62
Consumer Banking:
Auto	234	1.60	243	1.73	592	1.38	633	1.53
Retail banking	17	2.55	19	2.62	52	2.51	51	2.18
Home loan	—	—	—	—	—	—	(1)	(0.02)
Total consumer banking	251	1.64	262	1.77	644	1.43	683	1.36
Commercial Banking:
Commercial and multifamily real estate	1	0.02	2	0.04	1	0.01	2	0.01
Commercial and industrial	59	0.55	25	0.25	89	0.28	37	0.13
Total commercial banking	60	0.33	27	0.16	90	0.17	39	0.08
Other loans	—	—	(1)	**	—	—	6	**
Total net charge-offs	$1,462	2.38	$1,425	2.41	$4,569	2.50	$4,502	2.48
Average loans held for investment	$246,147		$236,766		$243,602		$242,369
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

**	Not meaningful.

44	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 25 presents our recorded investment of loans modified in TDRs as of September 30, 2019 and December 31, 2018, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 25: Troubled Debt Restructurings

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$815	51.1%	$855	53.2%
Consumer banking:
Auto	335	21.0	339	21.1
Retail banking	28	1.7	33	2.1
Total consumer banking	363	22.7	372	23.2
Commercial banking	418	26.2	379	23.6
Total	$1,596	100.0%	$1,606	100.0%
Status of TDRs:
Performing	$1,378	86.3%	$1,433	89.2%
Nonperforming	218	13.7	173	10.8
Total	$1,596	100.0%	$1,606	100.0%
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

Impaired loans totaled $1.9 billion and $1.8 billion as of September 30, 2019 and December 31, 2018, respectively. These amounts include TDRs of $1.6 billion as of both September 30, 2019 and December 31, 2018. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
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
Table 26 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2019 and 2018, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

46	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of June 30, 2019	$4,925	$417	$5,342	$997	$58	$1,055	$736	$7,133
Charge-offs	(1,403)	(128)	(1,531)	(468)	(21)	(489)	(66)	(2,086)
Recoveries(1)	338	42	380	234	4	238	6	624
Net charge-offs	(1,065)	(86)	(1,151)	(234)	(17)	(251)	(60)	(1,462)
Provision for loan and lease losses	1,010	77	1,087	189	14	203	84	1,374
Allowance build (release) for loan and lease losses	(55)	(9)	(64)	(45)	(3)	(48)	24	(88)
Other changes(2)	—	(8)	(8)	—	—	—	—	(8)
Balance as of September 30, 2019	4,870	400	5,270	952	55	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of June 30, 2019	—	—	—	—	4	4	140	144
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	9	9
Balance as of September 30, 2019	—	—	—	—	4	4	149	153
Combined allowance and reserve as of September 30, 2019	$4,870	$400	$5,270	$952	$59	$1,011	$909	$7,190

	Nine Months Ended September 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(4,635)	(389)	(5,024)	(1,318)	(65)	(1,383)	(109)	(6,516)
Recoveries(1)	1,036	153	1,189	726	13	739	19	1,947
Net charge-offs	(3,599)	(236)	(3,835)	(592)	(52)	(644)	(90)	(4,569)
Provision for loan and lease losses	3,325	246	3,571	554	49	603	213	4,387
Allowance build (release) for loan and lease losses	(274)	10	(264)	(38)	(3)	(41)	123	(182)
Other changes(2)	—	(1)	(1)	—	—	—	—	(1)
Balance as of September 30, 2019	4,870	400	5,270	952	55	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	31	31
Balance as of September 30, 2019	—	—	—	—	4	4	149	153
Combined allowance and reserve as of September 30, 2019	$4,870	$400	$5,270	$952	$59	$1,011	$909	$7,190

47	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of June 30, 2018	$5,260	$364	$5,624	$1,060	$60	$1,120	$624	—	$7,368
Charge-offs	(1,403)	(125)	(1,528)	(447)	(22)	(469)	(48)	$1	(2,044)
Recoveries(1)	309	82	391	204	3	207	21	—	619
Net charge-offs	(1,094)	(43)	(1,137)	(243)	(19)	(262)	(27)	1	(1,425)
Provision (benefit) for loan and lease losses	950	81	1,031	168	17	185	60	(1)	1,275
Allowance build (release) for loan and lease losses	(144)	38	(106)	(75)	(2)	(77)	33	—	(150)
Other changes(2)	—	2	2	—	—	—	(1)	—	1
Balance as of September 30, 2018	5,116	404	5,520	985	58	1,043	656	—	7,219
Reserve for unfunded lending commitments:
Balance as of June 30, 2018	—	—	—	—	5	5	112	—	117
Benefit for losses on unfunded lending commitments	—	—	—	—	(1)	(1)	(6)	—	(7)
Balance as of September 30, 2018	—	—	—	—	4	4	106	—	110
Combined allowance and reserve as of September 30, 2018	$5,116	$404	$5,520	$985	$62	$1,047	$762	$—	$7,329

	Nine Months Ended September 30, 2018
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan(3)	Retail Banking	Total Consumer Banking	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(4,649)	(383)	(5,032)	(1,250)	—	(64)	(1,314)	(76)	(7)	(6,429)
Recoveries(1)	1,068	190	1,258	617	1	13	631	37	1	1,927
Net charge-offs	(3,581)	(193)	(3,774)	(633)	1	(51)	(683)	(39)	(6)	(4,502)
Provision (benefit) for loan and lease losses	3,424	234	3,658	499	(6)	45	538	85	(49)	4,232
Allowance build (release) for loan and lease losses	(157)	41	(116)	(134)	(5)	(6)	(145)	46	(55)	(270)
Other changes(2)(3)	—	(12)	(12)	—	(53)	(1)	(54)	(1)	54	(13)
Balance as of September 30, 2018	5,116	404	5,520	985	—	58	1,043	656	—	7,219
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Benefit for losses on unfunded lending commitments	—	—	—	—	—	(3)	(3)	(11)	—	(14)
Balance as of September 30, 2018	—	—	—	—	—	4	4	106	—	110
Combined allowance and reserve as of September 30, 2018	$5,116	$404	$5,520	$985	$—	$62	$1,047	$762	$—	$7,329
__________

(1)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged-off loans as well as additional strategies, such as litigation.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

(3)	In 2018, we sold all of our consumer home loan portfolio.The impact included a benefit for credit losses of $46 million in the second quarter of 2018 which was reflected in the Other category.

48	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 27 presents the allowance coverage ratios as of September 30, 2019 and December 31, 2018.
Table 27: Allowance Coverage Ratios

	September 30, 2019			December 31, 2018
(Dollars in millions)	Allowance for loan and lease losses	Amount(1)	Allowance coverage ratio	Allowance for loan and lease losses	Amount(1)	Allowance coverage ratio
Credit Card	$5,270	$4,214	125.04%	$5,535	$4,668	118.56%
Consumer banking	1,007	4,252	23.68	1,048	4,360	24.04
Commercial banking	760	449	169.14	637	312	204.25
Total	$7,037	249,355	2.82	$7,220	245,899	2.94
__________

(1)
Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.

Our allowance for loan and lease losses decreased by $183 million to $7.0 billion and the allowance coverage ratio decreased by 12 basis points to 2.82% as of September 30, 2019 from December 31, 2018 primarily driven by an allowance release in our domestic credit card loan portfolio largely due to the strong economy, stable underlying credit performance and the impact of the sale of certain partnership receivables.

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
Table 28 below presents the composition of our liquidity reserves as of September 30, 2019 and December 31, 2018.
Table 28: Liquidity Reserves

(Dollars in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$17,120	$13,186
Investment securities portfolio:
Investment securities available for sale, at fair value	46,168	46,150
Investment securities held to maturity, at fair value	35,264	36,619
Total investment securities portfolio	81,432	82,769
FHLB borrowing capacity secured by loans	10,619	10,003
Outstanding FHLB advances and letters of credit secured by loans	(229)	(9,726)
Investment securities encumbered for Public Funds and others	(5,377)	(6,631)
Total liquidity reserves	$103,565	$89,601
Our liquidity reserves increased by $14.0 billion to $103.6 billion as of September 30, 2019 from December 31, 2018 primarily driven by a decrease in our FHLB advances outstanding and an increase in our cash and cash equivalents. See “MD&A—Risk Management” in our 2018 Form 10-K for additional information on our management of liquidity risk.

49	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily and to publicly disclose, on a quarterly basis, our LCR, certain related quantitative liquidity metrics, and a qualitative discussion of our LCR. Our average LCR during the third quarter of 2019 exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. Beginning on the Effective Date of the Tailoring Final Rules, we will be subject to a reduced LCR requirement, which we do not expect will have a significant impact on our publicly disclosed LCR. See “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K and “MD&A—Supervision and Regulation” for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration that allows us to periodically offer and sell up to $25 billion of securitized debt obligations from our credit card loan securitization trust and a shelf registration that allows us to periodically offer and sell up to $20 billion from our auto loan securitization trusts.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of September 30, 2019, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $19.2 billion, of which $18.9 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $30 million and $415 million as of September 30, 2019 and December 31, 2018, respectively, which was determined in part based on our outstanding advances. As of September 30, 2019, we pledged loans to secure a borrowing capacity of $5.8 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, totaling $1.3 billion as of both September 30, 2019 and December 31, 2018.
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

50	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposit interest rates for the third quarter and first nine months of 2019 and 2018.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$33,804	$75	0.87%	$37,485	$61	0.64%
Saving deposits(2)	154,442	540	1.39	149,484	422	1.12
Time deposits less than $100,000	28,174	197	2.78	25,350	156	2.44
Total interest-bearing core deposits	216,420	812	1.49	212,319	639	1.19
Time deposits of $100,000 or more	15,643	89	2.25	8,846	42	1.90
Foreign deposits	—	—	—	266	—	0.45
Total interest-bearing deposits	$232,063	$901	1.55	$221,431	$681	1.23

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,437	$223	0.86%	$39,957	$179	0.60%
Saving deposits(2)	154,168	1,565	1.36	148,957	1,135	1.02
Time deposits less than $100,000	26,898	555	2.76	25,416	436	2.29
Total interest-bearing core deposits	215,503	2,343	1.45	214,330	1,750	1.09
Time deposits of $100,000 or more	14,542	245	2.25	6,726	91	1.81
Foreign deposits	—	—	—	344	1	0.42
Total interest-bearing deposits	$230,045	$2,588	1.50	$221,400	$1,842	1.11
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of September 30, 2019 and December 31, 2018, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2018 Form 10-K for additional information. We provide additional information on the composition of deposits under “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $8.9 billion to $464 million as of September 30, 2019 from December 31, 2018 driven by maturities of our short-term FHLB advances.

51	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, remained substantially flat at $49.7 billion as of September 30, 2019 from December 31, 2018 as issuances were largely offset by maturities. We provide more information on our securitization activity in “Note 6—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the third quarter and first nine months of 2019 and 2018.
Table 30: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Securitized debt obligations	$4,050	—	$2,096	$998
Senior and subordinated notes	1,500	—	2,844	1,500
FHLB advances	—	$750	—	251
Total	$5,550	$750	$4,940	$2,749

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Securitized debt obligations	$6,673	$1,000	$6,222	$2,248
Senior and subordinated notes	4,161	5,250	5,344	4,100
FHLB advances	—	750	251	8,858
Total	$10,834	$7,000	$11,817	$15,206
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2019 and December 31, 2018.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2019			December 31, 2018
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of October 28, 2019, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have us on a stable outlook.

MARKET RISK PROFILE
Market risk is the risk of economic loss in the value of our financial instruments due to changes in market factors. Our primary market risk exposures include interest rate risk, foreign exchange risk and commodity pricing risk. We are exposed to market risk primarily from the following operations and activities:

•	Traditional banking activities of deposit gathering and lending;

52	Capital One Financial Corporation (COF)

•	Asset/liability management activities including the management of investment securities, short-term and long-term borrowings and derivatives;

•	Foreign operations in the U.K. and Canada within our Credit Card business; and

•	Customer accommodation activities within our Commercial Banking business.
We have enterprise-wide risk management policies and limits, approved by our Board of Directors, which govern our market risk management activities. Our objective is to manage our exposure to market risk in accordance with these policies and limits based on prevailing market conditions and long-term expectations. We provide additional information below about our primary sources of market risk, our market risk management strategies and the measures that we use to evaluate these exposures.
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
We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated funding and non-dollar equity investments in foreign operations.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. At the current level of interest rates, our interest rate sensitive revenue remains largely unchanged in most scenarios and decreases in the -100 basis points scenario.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity generally decreases as interest rates decrease from the current levels.

53	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of September 30, 2019 and December 31, 2018. Due to decreases in interest rates since December 31, 2018, we lowered our maximum declining interest rate scenario to -100 basis point in our interest rate sensitivity analysis as of September 30, 2019. In instances where a declining interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario.
Table 32: Interest Rate Sensitivity Analysis

	September 30, 2019	December 31, 2018
Estimated impact on projected baseline net interest income:
+200 basis points	0.9%	(0.8)%
+100 basis points	0.8	(0.2)
+50 basis points	0.6	0.0
–50 basis points	(0.9)	(0.3)
–100 basis points	(2.0)	(1.0)
–150 basis points	N/A	(2.1)
–200 basis points	N/A	(3.7)
Estimated impact on economic value of equity:
+200 basis points	0.4	(7.1)
+100 basis points	2.0	(2.9)
+50 basis points	1.7	(1.2)
–50 basis points	(3.5)	0.2
–100 basis points	(8.9)	(0.8)
–150 basis points	N/A	(3.5)
–200 basis points	N/A	(8.0)
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

54	Capital One Financial Corporation (COF)

Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 672 million GBP and 756 million GBP as of September 30, 2019 and December 31, 2018, respectively, and 6.3 billion CAD and 6.5 billion CAD as of September 30, 2019 and December 31, 2018, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR as of September 30, 2019.
Our non-dollar equity investments in foreign operations expose us to translation risk in our Accumulated other comprehensive income (“AOCI”) and capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the net equity invested in our foreign operations related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both September 30, 2019 and December 31, 2018, and 1.3 billion CAD and 1.2 billion CAD as of September 30, 2019 and December 31, 2018, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ an historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Note 9—Derivative Instruments and Hedging Activities.”
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority, the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel banks to contribute LIBOR data beyond December 31, 2021. It is unclear what the effect of any such changes may have on the markets for LIBOR-based financial instruments. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”), a group of private market participants and ex-officio members representing banking and financial sector regulators. ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. We have exposures to LIBOR, including loans, derivative contracts, debt instruments, investment securities, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. To facilitate an orderly transition from LIBOR, we have established a company-wide, cross-functional initiative to oversee and manage our transition away from LIBOR and other Interbank Offered Rates (“IBORs”) to alternative reference rates (“ARRs”). Our transition effort includes but is not limited to:

•	implementing a robust governance framework and transition planning;

•	identifying and monitoring our LIBOR exposure;

•	reviewing legal contracts and updating fallback language for new and existing agreements;

•	engaging with industry working groups, regulators, and our clients;

•	assessing internal operational readiness and risk management;

•	evaluating necessary updates to our infrastructure including systems, models, valuation tools and processes; and

•	monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.

55	Capital One Financial Corporation (COF)

For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Fluctuations In Market Interest Rates Or Volatility In The Capital Markets Could Adversely Affect Our Income And Expense, The Value Of Assets And Obligations, Our Regulatory Capital, Cost Of Capital Or Liquidity” in our 2018 Form 10-K.

SUPERVISION AND REGULATION
Capital and Liquidity Update
In October 2019, the Federal Banking Agencies released the Tailoring Final Rules that provide for tailored application of certain capital, liquidity, and stress testing requirements across different categories of banking institutions. These categories are determined primarily by an institution’s asset size, with adjustments to a more stringent category possible if the institution exceeds certain other risk-based thresholds. As a BHC with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we will be a Category III institution under the Tailoring Final Rules. As such, beginning on the Effective Date, we will no longer be subject to the Basel III Advanced Approaches and certain associated capital requirements, although we will remain subject to the countercyclical capital buffer and supplementary leverage ratio, which are currently required only for Basel III Advanced Approaches institutions. Because we will not be subject to the Basel III Advanced Approaches, on the Effective Date we will become subject to the Capital Simplification Rule finalized in July 2019, as described in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 under “MD&A—Supervision and Regulation,” as those changes become effective.
Upon the Effective Date, because we will be a Category III institution with less than $75 billion in weighted average short-term wholesale funding, as defined by the rules, we will be subject to a reduced LCR requirement.
Please see “MD&A—Capital Management” and “MD&A—Liquidity Risk Profile” for a more detailed discussion of the Tailoring Final Rules.
Nonbank Activities
In the third quarter of 2019, we acquired United Income, Inc., an SEC-registered investment adviser regulated under the Investment Advisers Act of 1940, and KippsDeSanto & Company, a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority.
We provided additional information on our Supervision and Regulation in our 2018 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and our Quarterly Reports on Form 10-Q for the period ended March 31, 2019 and for the period ended June 30, 2019 under “MD&A—Supervision and Regulation.”

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

56	Capital One Financial Corporation (COF)

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

•	our ability to manage effectively our capital and liquidity;

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us, including those relating to U.K. PPI;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

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

•
the potential impact to our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident we announced on July 29, 2019 and associated legal proceedings and other inquiries or investigations, as discussed in “MD&A—Introduction—Cybersecurity Incident” and “Note 14—Commitments, Contingencies, Guarantees and Others”;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•
our ability to develop and adapt to rapid changes in digital technology to address the needs of our customers and comply with applicable regulatory standards, including compliance with data protection and privacy standards;

•	the effectiveness of our risk management strategies;

•	our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

57	Capital One Financial Corporation (COF)

•	the extensive use, reliability and accuracy of the models and data we rely on in our business;

•	our ability to recruit and retain talented and experienced personnel;

•	the impact from, and our ability to respond to, natural disasters and other catastrophic events;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees, business partners or third parties;

•	merchants’ increasing focus on the fees charged by credit card networks; and

•	other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K and the risk factors set forth under “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2019. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

58	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	September 30, 2019	December 31, 2018
Tangible Common Equity (Period-End)
Stockholders’ equity	$58,235	$51,668
Goodwill and intangible assets(1)	(14,940)	(14,941)
Noncumulative perpetual preferred stock	(5,823)	(4,360)
Tangible common equity	$37,472	$32,367
Tangible Common Equity (Quarterly Average)
Stockholders’ equity	$57,245	$51,114
Goodwill and intangible assets(1)	(14,908)	(14,953)
Noncumulative perpetual preferred stock	(4,678)	(4,360)
Tangible common equity	$37,659	$31,801
Tangible Assets (Period-End)
Total assets	$378,810	$372,538
Goodwill and intangible assets(1)	(14,940)	(14,941)
Tangible assets	$363,870	$357,597
Tangible Assets (Quarterly Average)
Total assets	$374,905	$365,243
Goodwill and intangible assets(1)	(14,908)	(14,953)
Tangible assets	$359,997	$350,290
Non-GAAP Ratio
TCE(2)	10.3%	9.1%
__________

(1)	Includes impact of related deferred taxes.

(2)	TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

59	Capital One Financial Corporation (COF)

Glossary and Acronyms
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
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
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
CECL: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. This guidance is effective for us on January 1, 2020.
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

60	Capital One Financial Corporation (COF)

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

61	Capital One Financial Corporation (COF)

Mortgage-backed security (“MBS”): An asset-backed security whose cash flows are backed by the principal and interest payments of a set of mortgage loans.
Mortgage servicing rights (“MSRs”): The right to service a mortgage loan when the underlying loan is sold or securitized. Servicing includes collections for principal, interest and escrow payments from borrowers and accounting for and remitting principal and interest payments to investors.
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

62	Capital One Financial Corporation (COF)

Tailoring Final Rules: In October 2019, the Federal Banking Agencies released final rules that provide for tailored application of certain capital, liquidity, and stress testing requirements across different categories of banking institutions. As a bank holding company with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we will be a Category III institution under the Tailoring Final Rules.
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
GBP: Great British pound
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
IBOR: Interbank Offered Rate
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income

64	Capital One Financial Corporation (COF)

OTC: Over-the-counter
OTTI: Other-than-temporary impairment
PCA: Prompt corrective action
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

65	Capital One Financial Corporation (COF)

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2019	2018	2019	2018
Interest income:
Loans, including loans held for sale	$6,429	$6,247	$19,180	$18,370
Investment securities	583	593	1,867	1,584
Other	63	55	196	174
Total interest income	7,075	6,895	21,243	20,128
Interest expense:
Deposits	901	681	2,588	1,842
Securitized debt obligations	123	127	405	358
Senior and subordinated notes	299	288	923	828
Other borrowings	15	13	53	45
Total interest expense	1,338	1,109	3,969	3,073
Net interest income	5,737	5,786	17,274	17,055
Provision for credit losses	1,383	1,268	4,418	4,218
Net interest income after provision for credit losses	4,354	4,518	12,856	12,837
Non-interest income:
Interchange fees, net	790	714	2,368	2,080
Service charges and other customer-related fees	283	410	988	1,233
Net securities gains (losses)	5	(196)	44	(189)
Other	144	248	492	884
Total non-interest income	1,222	1,176	3,892	4,008
Non-interest expense:
Salaries and associate benefits	1,605	1,432	4,736	4,382
Occupancy and equipment	519	515	1,533	1,508
Marketing	501	504	1,564	1,343
Professional services	314	275	919	719
Communications and data processing	312	311	944	934
Amortization of intangibles	25	44	84	131
Other	596	692	1,542	1,753
Total non-interest expense	3,872	3,773	11,322	10,770
Income from continuing operations before income taxes	1,704	1,921	5,426	6,075
Income tax provision	375	420	1,071	1,314
Income from continuing operations, net of tax	1,329	1,501	4,355	4,761
Income (loss) from discontinued operations, net of tax	4	1	15	(7)
Net income	1,333	1,502	4,370	4,754
Dividends and undistributed earnings allocated to participating securities	(10)	(9)	(34)	(32)
Preferred stock dividends	(53)	(53)	(185)	(185)
Net income available to common stockholders	$1,270	$1,440	$4,151	$4,537
Basic earnings per common share:
Net income from continuing operations	$2.70	$3.01	$8.80	$9.40
Income (loss) from discontinued operations	0.01	0.00	0.03	(0.01)
Net income per basic common share	$2.71	$3.01	$8.83	$9.39
Diluted earnings per common share:
Net income from continuing operations	$2.68	$2.99	$8.76	$9.33
Income (loss) from discontinued operations	0.01	0.00	0.03	(0.01)
Net income per diluted common share	$2.69	$2.99	$8.79	$9.32

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$1,333	$1,502	$4,370	$4,754
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	100	(23)	664	(673)
Net changes in securities held to maturity	8	8	20	441
Net unrealized gains (losses) on hedging relationships	189	(81)	1,003	(512)
Foreign currency translation adjustments	(12)	13	33	(4)
Other	(2)	(1)	(4)	(2)
Other comprehensive income (loss), net of tax	283	(84)	1,716	(750)
Comprehensive income	$1,616	$1,418	$6,086	$4,004

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,452	$4,768
Interest-bearing deposits and other short-term investments	12,668	8,418
Total cash and cash equivalents	17,120	13,186
Restricted cash for securitization investors	417	303
Investment securities:
Securities available for sale	46,168	46,150
Securities held to maturity	33,894	36,771
Total investment securities	80,062	82,921
Loans held for investment:
Unsecuritized loans held for investment	215,892	211,702
Loans held in consolidated trusts	33,463	34,197
Total loans held for investment	249,355	245,899
Allowance for loan and lease losses	(7,037)	(7,220)
Net loans held for investment	242,318	238,679
Loans held for sale, at lower of cost or fair value	1,245	1,192
Premises and equipment, net	4,311	4,191
Interest receivable	1,627	1,614
Goodwill	14,624	14,544
Other assets	17,086	15,908
Total assets	$378,810	$372,538

Liabilities:
Interest payable	$370	$458
Deposits:
Non-interest-bearing deposits	23,064	23,483
Interest-bearing deposits	234,084	226,281
Total deposits	257,148	249,764
Securitized debt obligations	18,910	18,307
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	464	352
Senior and subordinated notes	30,682	30,826
Other borrowings	93	9,420
Total other debt	31,239	40,598
Other liabilities	12,908	11,743
Total liabilities	320,575	320,870
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 5,975,000 and 4,475,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 672,084,002 and 667,969,069 shares issued as of September 30, 2019 and December 31, 2018, respectively, 465,720,986 and 467,717,306 shares outstanding as of September 30, 2019 and December 31, 2018, respectively)	7	7
Additional paid-in capital, net	33,826	32,040
Retained earnings	39,476	35,875
Accumulated other comprehensive income (loss)	453	(1,263)
Treasury stock, at cost (par value $.01 per share; 206,363,016 and 200,251,763 shares as of September 30, 2019 and December 31, 2018, respectively)	(15,527)	(14,991)
Total stockholders’ equity	58,235	51,668
Total liabilities and stockholders’ equity	$378,810	$372,538

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						1,412	603		2,015
Dividends—common stock(1)			32,700	0	3	(194)			(191)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(65)	(65)
Issuances of common stock and restricted stock, net of forfeitures			2,641,635	0	52				52
Exercises of stock options			5,000	0	0				0
Compensation expense for restricted stock units and stock options					65				65
Balance as of March 31, 2019	4,475,000	$0	670,648,404	$7	$32,160	$37,030	$(660)	$(15,056)	$53,481
Comprehensive income						1,625	830		2,455
Dividends—common stock(1)			8,680	0	1	(189)			(188)
Dividends—preferred stock						(80)			(80)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			745,017	0	46				46
Exercises of stock options			4,000	0	0				0
Compensation expense for restricted stock units and stock options					55				55
Balance as of June 30, 2019	4,475,000	$0	671,406,101	$7	$32,262	$38,386	$170	$(15,058)	$55,767
Comprehensive income						1,333	283		1,616
Dividends—common stock(1)			4,646	0	0	(190)			(190)
Dividends—preferred stock						(53)			(53)
Purchases of treasury stock								(469)	(469)
Issuances of common stock and restricted stock, net of forfeitures			673,255	0	55				55
Exercises of stock options			0	0	0				0
Issuances of preferred stock	1,500,000	0			1,463				1,463
Compensation expense for restricted stock units and stock options					46				46
Balance as of September 30, 2019	5,975,000	$0	672,084,002	$7	$33,826	$39,476	$453	$(15,527)	$58,235

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						1,346	(472)		874
Dividends—common stock(1)			22,467	0	2	(199)			(197)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(273)	(273)
Issuances of common stock and restricted stock, net of forfeitures			2,452,786	0	49				49
Exercises of stock options and warrants			675,871	0	14				14
Compensation expense for restricted stock awards, restricted stock units and stock options					58				58
Balance as of March 31, 2018	4,475,000	$0	664,876,051	$7	$31,779	$31,996	$(1,599)	$(12,980)	$49,203
Comprehensive income (loss)						1,906	(194)		1,712
Dividends—common stock(1)			4,371	0	0	(196)			(196)
Dividends—preferred stock						(80)			(80)
Purchases of treasury stock								(802)	(802)
Issuances of common stock and restricted stock, net of forfeitures			571,514	0	41				41
Exercises of stock options and warrants			403,835	0	6				6
Compensation expense for restricted stock awards, restricted stock units and stock options					42				42
Balance as of June 30, 2018	4,475,000	$0	665,855,771	$7	$31,868	$33,626	$(1,793)	$(13,782)	$49,926
Comprehensive income (loss)						1,502	(84)		1,418
Dividends—common stock(1)			4,196	0	1	(192)			(191)
Dividends—preferred stock						(53)			(53)
Purchases of treasury stock								(571)	(571)
Issuances of common stock and restricted stock, net of forfeitures			544,466	0	47				47
Exercises of stock options and warrants			504,262	0	18				18
Compensation expense for restricted stock awards, restricted stock units and stock options					44				44
Balance as of September 30, 2018	4,475,000	$0	666,908,695	$7	$31,978	$34,883	$(1,877)	$(14,353)	$50,638
__________

(1)	We declared dividend per share on our common stock of $0.40 in the third quarter of 2019 and 2018, and $1.20 in the first nine months of 2019 and 2018.

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Operating activities:
Income from continuing operations, net of tax	$4,355	$4,761
Income (loss) from discontinued operations, net of tax	15	(7)
Net income	4,370	4,754
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,418	4,218
Depreciation and amortization, net	2,434	1,721
Deferred tax provision (benefit)	(72)	149
Net securities losses (gains)	(44)	189
Gain on sales of loans	(53)	(539)
Stock-based compensation expense	175	153
Other	0	(51)
Loans held for sale:
Originations and purchases	(8,064)	(6,285)
Proceeds from sales and paydowns	8,126	5,707
Changes in operating assets and liabilities:
Changes in interest receivable	(13)	18
Changes in other assets	1,852	(118)
Changes in interest payable	(88)	(22)
Changes in other liabilities	(522)	(856)
Net cash from operating activities	12,519	9,038
Investing activities:
Securities available for sale:
Purchases	(8,919)	(11,136)
Proceeds from paydowns and maturities	6,099	5,839
Proceeds from sales	4,226	3,512
Securities held to maturity:
Purchases	(396)	(16,373)
Proceeds from paydowns and maturities	3,209	1,839
Loans:
Net changes in loans held for investment	(10,555)	9,646
Principal recoveries of loans previously charged off	1,947	1,927
Net purchases of premises and equipment	(631)	(669)
Net cash from acquisition activities	(85)	0
Net cash from other investing activities	(781)	(456)
Net cash from investing activities	(5,886)	(5,871)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Financing activities:
Deposits and borrowings:
Changes in deposits	$7,072	$3,667
Issuance of securitized debt obligations	6,656	997
Maturities and paydowns of securitized debt obligations	(6,222)	(2,248)
Issuance of senior and subordinated notes and long-term FHLB advances	4,142	5,977
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(5,595)	(12,958)
Changes in other borrowings	(8,964)	914
Common stock:
Net proceeds from issuances	153	137
Dividends paid	(569)	(584)
Preferred stock:
Net proceeds from issuances	1,463	0
Dividends paid	(185)	(185)
Purchases of treasury stock	(536)	(1,646)
Proceeds from share-based payment activities	0	38
Net cash from financing activities	(2,585)	(5,891)
Changes in cash, cash equivalents and restricted cash for securitization investors	4,048	(2,724)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,489	14,352
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$17,537	$11,628
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$1,494	$779
Interest paid	3,689	2,881
Income tax paid	364	375

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2019, our principal subsidiaries included:

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

Newly Adopted Accounting Standards During the Nine Months Ended September 30, 2019

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—LEASES
Leases
In the first quarter of 2019, we adopted ASU No. 2016-02, Leases (Topic 842), see “Note 1—Summary of Significant Accounting Policies” for the impacts upon adoption. Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. For real estate leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2071, and many of them require variable lease payments by us, of property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain premises, and sublease income is included in other non-interest income in our consolidated statements of income.
The following tables present information about our operating lease portfolio and the related lease costs as of and for the three and nine months ended September 30, 2019.
Table 2.1 Operating Lease Portfolio

(Dollars in millions)	September 30, 2019
Right-of-use assets	$1,448
Lease liabilities	1,745
Weighted-average remaining lease term	9.0 years
Weighted-average discount rate	3.3%
Table 2.2 Total Operating Lease Expense and Other Information

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$85	$232
Variable lease cost	10	30
Total lease cost	95	262
Sublease income	(7)	(19)
Net lease cost	$88	$243
Cash paid for amounts included in the measurement of lease liabilities	$84	$246
Right-of-use assets obtained in exchange for lease liabilities	21	47
Right-of-use assets recognized upon adoption of new lease standard	0	1,601

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of September 30, 2019.
Table 2.3 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	September 30, 2019
2019	$75
2020	300
2021	269
2022	246
2023	217
Thereafter	946
Total undiscounted lease payments	2,053
Less: Imputed interest	(308)
Total lease liabilities	$1,745

As of September 30, 2019, we had approximately $89 million and $93 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 6.0 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $6 million and $17 million of total finance lease expense for the three and nine months ended September 30, 2019, respectively.

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio as of both September 30, 2019 and December 31, 2018.
We classify investment securities as either available for sale or held to maturity. As of both September 30, 2019 and December 31, 2018, we had investment securities available for sale of $46.2 billion and as of September 30, 2019 and December 31, 2018, we had investment securities held to maturity of $33.9 billion and $36.8 billion, respectively.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2019 and December 31, 2018.
Table 3.1: Investment Securities Available for Sale

	September 30, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,173	$3	$(21)	$4,155
RMBS:
Agency	33,727	239	(253)	33,713
Non-agency	1,313	300	(1)	1,612
Total RMBS	35,040	539	(254)	35,325
Agency CMBS	5,368	48	(20)	5,396
Other securities(1)	1,291	2	(1)	1,292
Total investment securities available for sale	$45,872	$592	$(296)	$46,168

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,146	$15	$(17)	$6,144
RMBS:
Agency	32,710	62	(869)	31,903
Non-agency	1,440	304	(2)	1,742
Total RMBS	34,150	366	(871)	33,645
Agency CMBS	4,806	11	(78)	4,739
Other securities(1)	1,626	2	(6)	1,622
Total investment securities available for sale	$46,728	$394	$(972)	$46,150
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the amortized cost, carrying value, gross unrealized gains and losses, and fair value of securities held to maturity as of September 30, 2019 and December 31, 2018.
Table 3.2: Investment Securities Held to Maturity

	September 30, 2019
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$30,322	$(213)	$30,109	$1,194	$(14)	$31,289
Agency CMBS	3,797	(12)	3,785	191	(1)	3,975
Total investment securities held to maturity	$34,119	$(225)	$33,894	$1,385	$(15)	$35,264

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$33,299	$(238)	$33,061	$293	$(377)	$32,977
Agency CMBS	3,723	(13)	3,710	21	(89)	3,642
Total investment securities held to maturity	$37,022	$(251)	$36,771	$314	$(466)	$36,619

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018.
Table 3.3: Securities in a Gross Unrealized Loss Position

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$3,603	$(21)	$0	$0	$3,603	$(21)
RMBS:
Agency	5,205	(21)	11,155	(232)	16,360	(253)
Non-agency	28	(1)	3	0	31	(1)
Total RMBS	5,233	(22)	11,158	(232)	16,391	(254)
Agency CMBS	1,162	(5)	1,528	(15)	2,690	(20)
Other securities	463	(1)	176	0	639	(1)
Total investment securities available for sale in a gross unrealized loss position	$10,461	$(49)	$12,862	$(247)	$23,323	$(296)

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,543	$(3)	$1,076	$(14)	$3,619	$(17)
RMBS:
Agency	7,863	(260)	18,118	(609)	25,981	(869)
Non-agency	89	(2)	10	0	99	(2)
Total RMBS	7,952	(262)	18,128	(609)	26,080	(871)
Agency CMBS	2,004	(31)	1,540	(47)	3,544	(78)
Other securities	244	(1)	678	(5)	922	(6)
Total investment securities available for sale in a gross unrealized loss position	$12,743	$(297)	$21,422	$(675)	$34,165	$(972)

As of September 30, 2019, the amortized cost of approximately 700 securities available for sale exceeded their fair value by $296 million, of which $247 million related to securities that had been in a loss position for 12 months or longer. As of September 30, 2019, the carrying value of approximately 70 securities classified as held to maturity exceeded their fair value by $15 million.

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of September 30, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 3.4: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2019
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$0	$1,483	$2,672	$0	$4,155
RMBS(1):
Agency	1	28	731	32,953	33,713
Non-agency	0	0	0	1,612	1,612
Total RMBS	1	28	731	34,565	35,325
Agency CMBS(1)	11	1,833	2,298	1,254	5,396
Other securities	459	533	300	0	1,292
Total securities available for sale	$471	$3,877	$6,001	$35,819	$46,168
Amortized cost of securities available for sale	$471	$3,877	$5,992	$35,532	$45,872
Weighted-average yield for securities available for sale	1.51%	2.45%	2.65%	3.09%	2.96%
Carrying value of securities held to maturity:
Agency RMBS(1)	$0	$0	$85	$30,024	$30,109
Agency CMBS(1)	0	59	829	2,897	3,785
Total securities held to maturity	$0	$59	$914	$32,921	$33,894
Fair value of securities held to maturity	$0	$62	$974	$34,228	$35,264
Weighted-average yield for securities held to maturity	N/A	3.65%	3.12%	3.24%	3.24%
__________

(1)	As of September 30, 2019, the weighted-average expected maturities of RMBS and Agency CMBS are 5.0 years and 5.4 years, respectively.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of September 30, 2019, we had sold all securities previously designated with the intent to sell, and did not intend to sell, nor believe that we will be required to sell, any other security in an unrealized loss position prior to the recovery of its amortized cost basis.

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
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the three and nine months ended September 30, 2019 and 2018. We did not sell any investment securities that were classified as held to maturity.
Table 3.5: Realized Gains and Losses on Securities and OTTI Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Realized gains (losses):
Gross realized gains	$5	$4	$44	$12
Gross realized losses	0	0	0	(1)
Net realized gains (losses)	5	4	44	11
OTTI recognized in earnings:
Intent-to-sell OTTI	0	(200)	0	(200)
Total OTTI recognized in earnings	0	(200)	0	(200)
Net securities gains (losses)	$5	$(196)	$44	$(189)
Total proceeds from sales	$243	$2,454	$4,226	$3,512
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $137 million and $140 million as of September 30, 2019 and December 31, 2018, respectively.
Securities Pledged and Received
We pledged securities available for sale and held to maturity totaling $14.8 billion and $16.3 billion as of September 30, 2019 and December 31, 2018, respectively. These securities are pledged to primarily secure Federal Home Loan Banks (“FHLB”) advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both September 30, 2019 and December 31, 2018, related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of September 30, 2019 and December 31, 2018.
Table 3.6: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	September 30, 2019	December 31, 2018
Outstanding balance	$1,586	$1,784
Carrying value	1,435	1,537

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the three and nine months ended September 30, 2019 and 2018.
Table 3.7: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Accretable yield, beginning of period	$591	$768	$698	$826
Accretion recognized in earnings	(41)	(37)	(128)	(115)
Reduction due to payoffs, disposals, transfers and other	(1)	0	(4)	(3)
Net reclassifications (to) from nonaccretable difference	(16)	42	(33)	65
Accretable yield, end of period	$533	$773	$533	$773

81	Capital One Financial Corporation (COF)

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
The table below presents the composition and an aging analysis of our loans held for investment as of September 30, 2019 and December 31, 2018. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2019
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$100,784	$1,175	$832	$1,873	$3,880	$0	$104,664
International card businesses	8,683	128	81	125	334	0	9,017
Total credit card	109,467	1,303	913	1,998	4,214	0	113,681
Consumer Banking:
Auto	55,071	2,607	1,258	342	4,207	0	59,278
Retail banking	2,690	24	7	14	45	2	2,737
Total consumer banking	57,761	2,631	1,265	356	4,252	2	62,015
Commercial Banking:
Commercial and multifamily real estate	29,930	18	7	33	58	21	30,009
Commercial and industrial	43,404	57	79	100	236	10	43,650
Total commercial banking	73,334	75	86	133	294	31	73,659
Total loans(1)	$240,562	$4,009	$2,264	$2,487	$8,760	$33	$249,355
% of Total loans	96.5%	1.6%	0.9%	1.0%	3.5%	0.0%	100.0%

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$103,014	$1,270	$954	$2,111	$4,335	$1	$107,350
International card businesses	8,678	127	78	128	333	0	9,011
Total credit card	111,692	1,397	1,032	2,239	4,668	1	116,361
Consumer Banking:
Auto	52,032	2,624	1,326	359	4,309	0	56,341
Retail banking	2,809	23	8	20	51	4	2,864
Total consumer banking	54,841	2,647	1,334	379	4,360	4	59,205
Commercial Banking:
Commercial and multifamily real estate	28,737	101	20	19	140	22	28,899
Commercial and industrial	40,704	135	43	101	279	108	41,091
Total commercial lending	69,441	236	63	120	419	130	69,990
Small-ticket commercial real estate	336	2	1	4	7	0	343
Total commercial banking	69,777	238	64	124	426	130	70,333
Total loans(1)	$236,310	$4,282	$2,430	$2,742	$9,454	$135	$245,899
% of Total loans	96.1%	1.7%	1.0%	1.1%	3.8%	0.1%	100.0%
__________

(1)
Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.0 billion and $818 million as of September 30, 2019 and December 31, 2018, respectively.

We pledged loan collateral of $14.4 billion and $15.8 billion to secure a portion of our FHLB borrowing capacity of $19.2 billion and $19.3 billion as of September 30, 2019 and December 31, 2018, respectively. We also pledged loan collateral of $7.2 billion and $9.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $5.8 billion and $7.6 billion as of September 30, 2019 and December 31, 2018, respectively. In addition to loans pledged, we securitized a portion of our credit card and auto loans. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of September 30, 2019 and December 31, 2018. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,873	N/A	$2,111	N/A
International card businesses	119	$23	122	$22
Total credit card	1,992	23	2,233	22
Consumer Banking:
Auto	0	432	0	449
Retail banking	0	25	0	30
Total consumer banking	0	457	0	479

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Commercial Banking:
Commercial and multifamily real estate	$31	$36	$0	$83
Commercial and industrial	0	413	0	223
Total commercial lending	31	449	0	306
Small-ticket commercial real estate	0	0	0	6
Total commercial banking	31	449	0	312
Total	$2,023	$929	$2,233	$813
% of Total loans held for investment	0.8%	0.4%	0.9%	0.3%

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
The table below displays the geographic profile of our credit card loan portfolio as of September 30, 2019 and December 31, 2018.
Table 4.3: Credit Card Risk Profile by Geographic Region

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,297	9.9%	$11,591	10.0%
Texas	8,078	7.1	8,173	7.0
New York	7,224	6.4	7,400	6.4
Florida	7,009	6.2	7,086	6.1
Illinois	4,574	4.0	4,761	4.1
Pennsylvania	4,382	3.9	4,575	3.9
Ohio	3,818	3.4	3,967	3.4
New Jersey	3,541	3.1	3,641	3.1
Michigan	3,415	3.0	3,544	3.0
Other	51,326	45.1	52,612	45.3
Total domestic credit card	104,664	92.1	107,350	92.3
International card businesses:
Canada	6,155	5.4	6,023	5.1
United Kingdom	2,862	2.5	2,988	2.6
Total international card businesses	9,017	7.9	9,011	7.7
Total credit card	$113,681	100.0%	$116,361	100.0%

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs for the three and nine months ended September 30, 2019 and 2018.
Table 4.4: Credit Card Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:(1)
Domestic credit card	$1,065	4.12%	$1,094	4.35%	$3,599	4.67%	$3,581	4.78%
International card businesses	86	3.78	43	1.92	236	3.54	193	2.85
Total credit card	$1,151	4.09	$1,137	4.15	$3,835	4.58	$3,774	4.62
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our consumer banking loan portfolio as of September 30, 2019 and December 31, 2018.
Table 4.5: Consumer Banking Risk Profile by Geographic Region

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,541	12.2%	$7,264	12.3%
California	6,786	10.9	6,352	10.7
Florida	4,891	7.9	4,623	7.8
Georgia	2,712	4.4	2,665	4.5
Ohio	2,633	4.2	2,502	4.2
Pennsylvania	2,286	3.7	2,167	3.7
Illinois	2,210	3.6	2,171	3.7
Louisiana	2,104	3.4	2,174	3.7
Other	28,115	45.3	26,423	44.6
Total auto	59,278	95.6	56,341	95.2
Retail banking:
New York	799	1.3	837	1.4
Louisiana	729	1.2	772	1.3
Texas	604	0.9	647	1.1
New Jersey	194	0.3	201	0.3
Maryland	158	0.3	161	0.3
Virginia	126	0.2	137	0.2
Other	127	0.2	109	0.2
Total retail banking	2,737	4.4	2,864	4.8
Total consumer banking	$62,015	100.0%	$59,205	100.0%

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net charge-offs in our consumer banking loan portfolio for the three and nine months ended September 30, 2019 and 2018, as well as nonperforming loans as of September 30, 2019 and December 31, 2018.
Table 4.6: Consumer Banking Net Charge-Offs (Recoveries) and Nonperforming Loans

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs (recoveries):
Auto	$234	1.60%	$243	1.73%	$592	1.38%	$633	1.53%
Retail banking	17	2.55	19	2.62	52	2.51	51	2.18
Home loan	0	0.00	0	0.00	0	0.00	(1)	(0.02)
Total consumer banking	$251	1.64	$262	1.77	$644	1.43	$683	1.36

	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(2)	Amount	Rate(2)
Nonperforming loans:
Auto	$432	0.73%	$449	0.80%
Retail banking	25	0.91	30	1.04
Total consumer banking	$457	0.74	$479	0.81
__________

(1)	Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the geographic concentration and internal risk ratings of our commercial loan portfolio as of September 30, 2019 and December 31, 2018.
Table 4.7: Commercial Banking Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$16,301	54.3%	$8,403	19.3%	$24,704	33.5%
Mid-Atlantic	3,080	10.3	5,572	12.8	8,652	11.7
South	4,437	14.8	15,386	35.2	19,823	26.9
Other	6,191	20.6	14,289	32.7	20,480	27.9
Total	$30,009	100.0%	$43,650	100.0%	$73,659	100.0%
Internal risk rating:(2)
Noncriticized	$29,272	97.5%	$41,872	96.0%	$71,144	96.6%
Criticized performing	680	2.3	1,355	3.1	2,035	2.8
Criticized nonperforming	36	0.1	413	0.9	449	0.6
PCI loans	21	0.1	10	0.0	31	0.0
Total	$30,009	100.0%	$43,650	100.0%	$73,659	100.0%

	December 31, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,562	53.8%	$7,573	18.4%	$213	62.1%	$23,348	33.2%
Mid-Atlantic	3,410	11.8	4,710	11.5	12	3.5	8,132	11.6
South	4,247	14.7	15,367	37.4	20	5.8	19,634	27.9
Other	5,680	19.7	13,441	32.7	98	28.6	19,219	27.3
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
Internal risk rating:(2)
Noncriticized	$28,239	97.7%	$39,468	96.1%	$336	98.0%	$68,043	96.8%
Criticized performing	555	1.9	1,292	3.1	1	0.3	1,848	2.6
Criticized nonperforming	83	0.3	223	0.5	6	1.7	312	0.4
PCI loans	22	0.1	108	0.3	0	0.0	130	0.2
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
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
Impaired Loans
The following table presents information on our impaired loans as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following table.

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.8: Impaired Loans

	September 30, 2019
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$625	$0	$625	$115	$510	$615
International card businesses	190	0	190	82	108	185
Total credit card(1)	815	0	815	197	618	800
Consumer Banking:
Auto	294	41	335	26	309	445
Retail banking	45	2	47	6	41	52
Total consumer banking	339	43	382	32	350	497
Commercial Banking:
Commercial and multifamily real estate	36	33	69	1	68	71
Commercial and industrial	516	141	657	97	560	779
Total commercial banking	552	174	726	98	628	850
Total	$1,706	$217	$1,923	$327	$1,596	$2,147

	December 31, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$666	$0	$666	$186	$480	$654
International card businesses	189	0	189	91	98	183
Total credit card(1)	855	0	855	277	578	837
Consumer Banking:
Auto(2)	301	38	339	22	317	420
Retail banking	42	12	54	5	49	60
Total consumer banking	343	50	393	27	366	480
Commercial Banking:
Commercial and multifamily real estate	92	28	120	5	115	121
Commercial and industrial	301	169	470	29	441	593
Total commercial lending	393	197	590	34	556	714
Small-ticket commercial real estate	0	6	6	0	6	9
Total commercial banking	393	203	596	34	562	723
Total	$1,591	$253	$1,844	$338	$1,506	$2,040

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$628	$14	$659	$15	$645	$43	$653	$47
International card businesses	192	4	186	3	193	11	182	9
Total credit card(1)	820	18	845	18	838	54	835	56
Consumer Banking:
Auto(2)	334	10	366	11	338	29	411	35
Home loan	0	0	0	0	0	0	114	1
Retail banking	52	0	59	0	53	1	60	1
Total consumer banking	386	10	425	11	391	30	585	37
Commercial Banking:
Commercial and multifamily real estate	74	0	67	1	94	1	86	2
Commercial and industrial	605	3	583	6	562	11	658	16
Total commercial lending	679	3	650	7	656	12	744	18
Small-ticket commercial real estate	3	0	5	0	5	0	6	0
Total commercial banking	682	3	655	7	661	12	750	18
Total	$1,888	$31	$1,925	$36	$1,890	$96	$2,170	$111
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	2018 amounts include certain TDRs that were recorded as other assets on our consolidated balance sheets.
Troubled Debt Restructurings
Total recorded TDRs were $1.6 billion as of both September 30, 2019 and December 31, 2018. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.1 billion and $1.2 billion as of September 30, 2019 and December 31, 2018, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $276 million and $282 million as of September 30, 2019 and December 31, 2018, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $220 million and $256 million as of September 30, 2019 and December 31, 2018, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2019 and 2018.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended September 30, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$85	100%	16.76%	0%	0	0%	$0
International card businesses	43	100	27.08	0	0	0	0
Total credit card	128	100	20.19	0	0	0	0
Consumer Banking:
Auto	66	42	3.51	89	8	1	1
Retail banking	1	9	9.30	0	0	0	0
Total consumer banking	67	42	3.53	88	8	1	1
Commercial Banking:
Commercial and industrial	51	9	1.00	15	14	0	0
Total commercial banking	51	9	1.00	15	14	0	0
Total	$246	65	16.70	27	9	0	$1

	Total Loans Modified(1)	Nine Months Ended September 30, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$257	100%	16.58%	0%	0	0%	$0
International card businesses	130	100	27.25	0	0	0	0
Total credit card	387	100	20.18	0	0	0	0
Consumer Banking:
Auto	190	41	3.70	90	8	1	1
Retail banking	7	10	10.73	54	3	34	0
Total consumer banking	197	40	3.76	89	7	2	1
Commercial Banking:
Commercial and multifamily real estate	34	100	0.00	0	0	0	0
Commercial and industrial	86	5	0.60	25	9	0	0
Total commercial lending	120	32	0.07	18	9	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	121	32	0.07	18	9	0	0
Total	$705	72	16.08	28	8	1	$1

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Three Months Ended September 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$105	100%	16.01%	0%	0	0%	$0
International card businesses	46	100	26.95	0	0	0	0
Total credit card	151	100	19.35	0	0	0	0
Consumer Banking:
Auto(3)	47	51	3.88	85	9	1	0
Retail banking	0	100	10.45	5	12	0	0
Total consumer banking	47	52	3.93	85	9	1	0
Commercial Banking:
Commercial and multifamily real estate	22	0	0.00	61	3	0	0
Commercial and industrial	50	0	0.00	13	8	0	0
Total commercial lending	72	0	0.00	28	5	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	73	0	0.00	28	5	0	0
Total	$271	65	17.26	22	8	0	$0

	Total Loans Modified(1)	Nine Months Ended September 30, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$314	100%	15.88%	0%	0	0%	$0
International card businesses	139	100	26.87	0	0	0	0
Total credit card	453	100	19.25	0	0	0	0
Consumer Banking:
Auto(3)	153	55	3.91	87	8	1	1
Home loan	6	28	1.78	83	214	0	0
Retail banking	6	14	11.09	48	6	0	0
Total consumer banking	165	53	3.94	86	15	1	1
Commercial Banking:
Commercial and multifamily real estate	41	0	0.00	79	5	0	0
Commercial and industrial	147	0	1.19	47	14	0	0
Total commercial lending	188	0	1.19	54	11	0	0
Small-ticket commercial real estate	3	0	0.00	0	0	0	0
Total commercial banking	191	0	1.19	53	11	0	0
Total	$809	67	16.79	30	14	0	$1
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
Table 4.10: TDRs—Subsequent Defaults

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,619	$22	13,983	$29	36,227	$77	44,528	$93
International card businesses	17,104	26	15,104	25	51,995	82	44,397	78
Total credit card	27,723	48	29,087	54	88,222	159	88,925	171
Consumer Banking:
Auto	1,446	18	1,907	20	3,863	47	5,507	62
Home loan	0	0	0	0	0	0	3	1
Retail banking	6	0	12	2	18	1	21	2
Total consumer banking	1,452	18	1,919	22	3,881	48	5,531	65
Commercial Banking:
Commercial and multifamily real estate	0	0	1	3	0	0	1	3
Commercial and industrial	0	0	5	34	0	0	18	79
Total commercial lending	0	0	6	37	0	0	19	82
Total commercial banking	0	0	6	37	0	0	19	82
Total	29,175	$66	31,012	$113	92,103	$207	94,475	$318

93	Capital One Financial Corporation (COF)

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
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2019 and 2018.
Table 5.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of June 30, 2019	$5,342	$1,055	$736	$7,133
Charge-offs	(1,531)	(489)	(66)	(2,086)
Recoveries(1)	380	238	6	624
Net charge-offs	(1,151)	(251)	(60)	(1,462)
Provision for loan and lease losses	1,087	203	84	1,374
Allowance build (release) for loan and lease losses	(64)	(48)	24	(88)
Other changes(2)	(8)	0	0	(8)
Balance as of September 30, 2019	5,270	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of June 30, 2019	0	4	140	144
Provision for losses on unfunded lending commitments	0	0	9	9
Balance as of September 30, 2019	0	4	149	153
Combined allowance and reserve as of September 30, 2019	$5,270	$1,011	$909	$7,190

	Nine Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(5,024)	(1,383)	(109)	(6,516)
Recoveries(1)	1,189	739	19	1,947
Net charge-offs	(3,835)	(644)	(90)	(4,569)
Provision for loan and lease losses	3,571	603	213	4,387
Allowance build (release) for loan and lease losses	(264)	(41)	123	(182)
Other changes(2)	(1)	0	0	(1)
Balance as of September 30, 2019	5,270	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	0	31	31
Balance as of September 30, 2019	0	4	149	153
Combined allowance and reserve as of September 30, 2019	$5,270	$1,011	$909	$7,190

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Balance as of June 30, 2018	$5,624	$1,120	$624	$0	$7,368
Charge-offs	(1,528)	(469)	(48)	1	(2,044)
Recoveries(1)	391	207	21	0	619
Net charge-offs	(1,137)	(262)	(27)	1	(1,425)
Provision (benefit) for loan and lease losses	1,031	185	60	(1)	1,275
Allowance build (release) for loan and lease losses	(106)	(77)	33	0	(150)
Other changes(2)	2	0	(1)	0	1
Balance as of September 30, 2018	5,520	1,043	656	0	7,219
Reserve for unfunded lending commitments:
Balance as of June 30, 2018	0	5	112	0	117
Benefit for losses on unfunded lending commitments	0	(1)	(6)	0	(7)
Balance as of September 30, 2018	0	4	106	0	110
Combined allowance and reserve as of September 30, 2018	$5,520	$1,047	$762	$0	$7,329

	Nine Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking(3)	Commercial Banking	Other(3)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(5,032)	(1,314)	(76)	(7)	(6,429)
Recoveries(1)	1,258	631	37	1	1,927
Net charge-offs	(3,774)	(683)	(39)	(6)	(4,502)
Provision (benefit) for loan and lease losses	3,658	538	85	(49)	4,232
Allowance build (release) for loan and lease losses	(116)	(145)	46	(55)	(270)
Other changes(2)(3)	(12)	(54)	(1)	54	(13)
Balance as of September 30, 2018	5,520	1,043	656	0	7,219
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Benefit for losses on unfunded lending commitments	0	(3)	(11)	0	(14)
Balance as of September 30, 2018	0	4	106	0	110
Combined allowance and reserve as of September 30, 2018	$5,520	$1,047	$762	$0	$7,329
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of September 30, 2019 and December 31, 2018. See “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for further discussion of allowance methodologies for each of the loan portfolios.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,073	$975	$662	$6,710
Asset-specific	197	32	98	327
Total allowance for loan and lease losses	$5,270	$1,007	$760	$7,037
Loans held for investment:
Collectively evaluated	$112,866	$61,631	$72,902	$247,399
Asset-specific	815	382	726	1,923
PCI loans	0	2	31	33
Total loans held for investment	$113,681	$62,015	$73,659	$249,355
Allowance coverage ratio(1)	4.64%	1.62%	1.03%	2.82%

	December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,258	$1,021	$603	$6,882
Asset-specific	277	27	34	338
Total allowance for loan and lease losses	$5,535	$1,048	$637	$7,220
Loans held for investment:
Collectively evaluated	$115,505	$58,808	$69,607	$243,920
Asset-specific	855	393	596	1,844
PCI loans	1	4	130	135
Total loans held for investment	$116,361	$59,205	$70,333	$245,899
Allowance coverage ratio(1)	4.76%	1.77%	0.91%	2.94%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Card Partnership Loss Sharing Arrangements
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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2019 and 2018.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Estimated reimbursements from partners, beginning of period	$414	$392
Amounts due from partners which reduced net charge-offs	(100)	(97)
Amounts estimated to be charged to partners which reduced provision for credit losses	86	81
Estimated reimbursements from partners, end of period	$400	$376

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Estimated reimbursements from partners, beginning of period	$379	$380
Amounts due from partners which reduced net charge-offs	(313)	(286)
Amounts estimated to be charged to partners which reduced provision for credit losses	334	282
Estimated reimbursements from partners, end of period	$400	$376

97	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2019 and December 31, 2018. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$30,521	$16,896	$0	$0	$0
Auto loan securitizations	2,570	2,275	0	0	0
Home loan securitizations	0	0	66	0	367
Total securitization-related VIEs	33,091	19,171	66	0	367
Other VIEs:(2)
Affordable housing entities	236	1	4,439	1,206	4,439
Entities that provide capital to low-income and rural communities	1,817	69	0	0	0
Other	0	0	512	0	512
Total other VIEs	2,053	70	4,951	1,206	4,951
Total VIEs	$35,144	$19,241	$5,017	$1,206	$5,318

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,574	$18,885	$0	$0	$0
Home loan securitizations	0	0	211	74	554
Total securitization-related VIEs	33,574	18,885	211	74	554
Other VIEs:(2)
Affordable housing entities	243	17	4,238	1,303	4,238
Entities that provide capital to low-income and rural communities	1,739	117	0	0	0
Other	0	0	353	0	353
Total other VIEs	1,982	134	4,591	1,303	4,591
Total VIEs	$35,556	$19,019	$4,802	$1,377	$5,145
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $748 million of liabilities as of September 30, 2019, and $2.3 billion of assets and $811 million of liabilities as of December 31, 2018.

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
We also transfer multifamily commercial loans that we originate to the government-sponsored enterprises (“GSEs”) and retain the right to service the transferred loans pursuant to the guidelines set forth by the GSEs. Subsequent to such transfers, these loans are commonly securitized into CMBS by the GSEs. As an investor, we hold RMBS and CMBS in our investment securities portfolio, which represent an interest in the respective securitization trusts employed in the transactions under which those securities were issued.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2019 and December 31, 2018.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
September 30, 2019:
Securities held by third-party investors	$16,637	$2,273	$1,017
Receivables in the trust	31,039	2,424	1,034
Cash balance of spread or reserve accounts	0	7	17
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
December 31, 2018:
Securities held by third-party investors	$18,307	N/A	$1,276
Receivables in the trust	34,197	N/A	1,305
Cash balance of spread or reserve accounts	0	N/A	116
Retained interests	Yes	N/A	Yes
Servicing retained	Yes	N/A	Yes(1)
__________

(1)	We retained servicing on a portion of our remaining mortgage loans in mortgage securitizations.
Credit Card Securitizations
We securitize a portion of our credit card loans which provides a source of funding for us. Credit card securitizations involve the transfer of credit card receivables to securitization trusts. These trusts then issue debt securities collateralized by the transferred receivables to third-party investors. We hold certain retained interests in our credit card securitizations and continue to service the receivables in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.
Auto Securitizations
Similar to our credit card securitizations, we securitize a portion of our auto loans which provides a source of funding for us. Auto securitization involves the transfer of auto loans to securitization trusts. These trusts then issue debt securities collateralized by the transferred loans to third-party investors. We hold certain retained interests and continue to service the loans in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.
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
We retain rights to certain future cash flows arising from these securitizations. We do not consolidate the mortgage securitizations because we do not have the right to receive the benefits nor the obligation to absorb losses that could potentially be significant to the trusts or we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2019 and 2018, we recognized amortization of $417 million and $365 million, respectively, and tax credits of $516 million and $468 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.3 billion and $4.2 billion as of September 30, 2019 and December 31, 2018, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.3 billion and $1.5 billion as of September 30, 2019 and December 31, 2018, respectively, and is largely expected to be paid from 2019 to 2021.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.4 billion and $4.2 billion as of September 30, 2019 and December 31, 2018, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.7 billion and $10.8 billion as of September 30, 2019 and December 31, 2018, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.8 billion and $1.7 billion as of September 30, 2019 and December 31, 2018, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $512 million and $353 million as of September 30, 2019 and December 31, 2018, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of September 30, 2019 and December 31, 2018. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,624	N/A	$14,624
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	1,932	$(1,844)	88
Other(1)	225	(132)	93
Total intangible assets	2,157	(1,976)	181
Total goodwill and intangible assets	$16,781	$(1,976)	$14,805
Commercial MSRs(2)	$528	$(237)	$291

	December 31, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,544	N/A	$14,544
Intangible assets:
PCCR intangibles	2,102	$(1,952)	150
Core deposit intangibles	1,149	(1,148)	1
Other(1)	271	(168)	103
Total intangible assets	3,522	(3,268)	254
Total goodwill and intangible assets	$18,066	$(3,268)	$14,798
Commercial MSRs(2)	$459	$(185)	$274
__________

(1)	Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership and other contract intangibles and trade name intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $25 million and $84 million for the three and nine months ended September 30, 2019, respectively, and $44 million and $131 million for the three and nine months ended September 30, 2018, respectively.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of September 30, 2019 and December 31, 2018.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2018	$5,060	$4,600	$4,884	$14,544
Acquisitions	2	45	36	83
Reductions in goodwill related to divestitures	0	(1)	0	(1)
Other adjustments(1)	(2)	0	0	(2)
Balance as of September 30, 2019	$5,060	$4,644	$4,920	$14,624
__________

(1)	Represents foreign currency translation adjustments.

103	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2019 and December 31, 2018. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2019	December 31, 2018
Deposits:
Non-interest-bearing deposits	$23,064	$23,483
Interest-bearing deposits(1)	234,084	226,281
Total deposits	$257,148	$249,764
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$464	$352
FHLB advances	0	9,050
Total short-term borrowings	$464	$9,402

	September 30, 2019				December 31, 2018
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2019-2026	1.66% - 3.01%	2.25%	$18,910	$18,307
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2020-2028	0.80 - 4.75	3.08	23,457	23,290
Floating unsecured senior debt	2020-2023	2.59 - 3.42	2.99	2,695	2,993
Total unsecured senior debt			3.07	26,152	26,283
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,530	4,543
Total senior and subordinated notes				30,682	30,826
Other long-term borrowings:
FHLB advances	—	—	—	0	251
Other borrowings	2019-2035	2.24 - 12.86	4.20	93	119
Total other long-term borrowings				93	370
Total long-term debt				$49,685	$49,503
Total short-term borrowings and long-term debt				$50,149	$58,905
__________

(1)	Includes $5.9 billion and $4.0 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $1.4 billion of EUR-denominated unsecured notes as of September 30, 2019.

104	Capital One Financial Corporation (COF)

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in over-the-counter (“OTC”) markets. We also execute minimal amounts of interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both centrally cleared and uncleared bilateral contracts. In our centrally cleared contracts, our counterparties are central counterparty clearinghouses (“CCPs”), such as the Chicago Mercantile Exchange (“CME”) and the LCH Group (“LCH”). In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2019 and December 31, 2018, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2019			December 31, 2018
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$59,208	$9	$34	$53,413	$64	$28
Cash flow hedges	90,451	433	10	81,200	83	70
Total interest rate contracts	149,659	442	44	134,613	147	98
Foreign exchange contracts:
Fair value hedges	1,362	2	20	0	0	0
Cash flow hedges	5,583	31	36	5,745	184	2
Net investment hedges	2,640	78	0	2,607	178	0
Total foreign exchange contracts	9,585	111	56	8,352	362	2
Total derivatives designated as accounting hedges	159,244	553	100	142,965	509	100
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	57,080	677	119	49,386	190	256
Commodity contracts	14,330	988	941	10,673	797	786
Foreign exchange and other contracts	2,720	37	30	1,418	12	11
Total customer accommodation	74,130	1,702	1,090	61,477	999	1,053
Other interest rate exposures(2)	6,843	55	55	6,427	29	36
Other contracts	3,552	67	20	1,636	2	12
Total derivatives not designated as accounting hedges	84,525	1,824	1,165	69,540	1,030	1,101
Total derivatives	$243,769	$2,377	$1,265	$212,505	$1,539	$1,201
Less: netting adjustment(3)		(1,173)	(378)		(1,079)	(287)
Total derivative assets/liabilities		$1,204	$887		$460	$914
__________

(1)
Does not reflect $9 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2019 and December 31, 2018, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2019 and December 31, 2018.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2019			December 31, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$12,864	$399	$24	$14,067	$(6)	$(2)
Interest-bearing deposits	(15,292)	(42)	0	(13,101)	247	0
Securitized debt obligations	(10,249)	3	78	(5,887)	168	143
Senior and subordinated notes	(27,201)	(774)	294	(23,572)	315	392
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $8.2 billion and $8.3 billion, the amount of the designated hedged items was $3.8 billion and $4.0 billion, and the cumulative basis adjustment associated with these hedges was $141 million and $26 million as of September 30, 2019 and December 31, 2018, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivative assets, derivative liabilities, repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2019 and December 31, 2018. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of September 30, 2019
Derivative assets(1)	$2,377	$(333)	$(840)	$1,204	$0	$1,204
As of December 31, 2018
Derivative assets(1)	1,539	(205)	(874)	460	0	460

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of September 30, 2019
Derivative liabilities(1)	$1,265	$(333)	$(45)	$887	$0	$887
Repurchase agreements(2)	363	0	0	363	(363)	0
As of December 31, 2018
Derivative liabilities(1)	1,201	(205)	(82)	914	0	914
Repurchase agreements(2)	352	0	0	352	(352)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $891 million and $925 million as of September 30, 2019 and December 31, 2018, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both September 30, 2019 and December 31, 2018, which we have the ability to re-pledge. We posted $858 million and $633 million of cash collateral as of September 30, 2019 and December 31, 2018, respectively.

(2)
Represents customer repurchase agreements that mature the next business day. As of September 30, 2019 and December 31, 2018, we pledged collateral with a fair value of $371 million and $359 million, respectively, under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2019 and 2018.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$583	$6,429	$63	$(901)	$(123)	$(299)	$144
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(3)	$0	$0	$(26)	$(5)	$(3)	$0
Gains (losses) recognized on derivatives	(80)	0	0	46	(10)	216	(60)
Gains (losses) recognized on hedged items(1)	81	0	0	(46)	(6)	(261)	58
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net expense recognized on fair value hedges	$(2)	$0	$0	$(26)	$(21)	$(49)	$(2)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(1)	$(43)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	12	0	0	0	1
Net income (expense) recognized on cash flow hedges	$(1)	$(43)	$12	$0	$0	$0	$1

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,867	$19,180	$196	$(2,588)	$(405)	$(923)	$492
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(2)	$0	$0	$(95)	$(17)	$(24)	$0
Gains (losses) recognized on derivatives	(366)	0	0	295	102	968	(49)
Gains (losses) recognized on hedged items(1)	365	0	0	(289)	(165)	(1,092)	48
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net expense recognized on fair value hedges	$(3)	$0	$0	$(89)	$(80)	$(149)	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(8)	$(158)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	37	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(8)	$(158)	$37	$0	$0	$0	$0

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2018
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$593	$6,247	$55	$(681)	$(127)	$(288)	$248
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(5)	$0	$0	$(25)	$(21)	$(8)	$0
Gains (losses) recognized on derivatives	77	0	0	(14)	(4)	(148)	0
Gains (losses) recognized on hedged items(1)	(79)	0	0	16	5	136	0
Net expense recognized on fair value hedges	$(7)	$0	$0	$(23)	$(20)	$(20)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(5)	$(31)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	14	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(5)	$(31)	$14	$0	$0	$0	$0

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,584	$18,370	$174	$(1,842)	$(358)	$(828)	$884
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(22)	$0	$0	$(48)	$(44)	$6	$0
Gains (losses) recognized on derivatives	260	0	0	(211)	(122)	(659)	0
Gains (losses) recognized on hedged items(1)	(259)	0	0	203	118	610	0
Net expense recognized on fair value hedges	$(21)	$0	$0	$(56)	$(48)	$(43)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(9)	$(40)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	33	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(9)	$(40)	$33	$0	$0	$0	$(1)
__________

(1)
Includes amortization expense of $60 million and $177 million for the three and nine months ended September 30, 2019, respectively, and amortization expense of $19 million and $25 million for the three and nine months ended September 30, 2018, respectively, related to basis adjustments on discontinued hedges.

(2)
Changes in fair values of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial value of the excluded component is recognized in earnings over the life of the swap under the amortization approach.

(3)	See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

(4)
We recognized a gain of $71 million and a loss of $224 million for the three and nine months ended September 30, 2019, respectively, and a loss of $142 million and a gain of $34 million for the three and nine months ended September 30, 2018, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.

In the next 12 months, we expect to reclassify to earnings net after-tax losses of $94 million recorded in AOCI as of September 30, 2019. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 7 years as of September 30, 2019. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2019 and 2018. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$18	$4	$28	$18
Commodity contracts	8	0	17	8
Foreign exchange and other contracts	3	1	10	5
Total customer accommodation	29	5	55	31
Other interest rate exposures	(1)	11	(15)	32
Other contracts	(7)	(2)	(9)	(22)
Total	$21	$14	$31	$41

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of September 30, 2019 and December 31, 2018.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share		Carrying Value (in millions)
Series	Description	Issuance Date					Total Shares Outstanding	September 30, 2019	December 31, 2018
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	500,000	484	484
Series D	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Series I	5.00% Non-Cumulative	September 11, 2019	December 1, 2024	5.00	Quarterly	1,000	1,500,000	1,463	0
Total								$5,823	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the three and nine months ended September 30, 2019 and 2018.
Table 10.2: Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2019
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2019	$125	$(178)	$396	$(132)	$(41)	$170
Other comprehensive income (loss) before reclassifications	103	0	218	(12)	0	309
Amounts reclassified from AOCI into earnings	(3)	8	(29)	0	(2)	(26)
Other comprehensive income (loss), net of tax	100	8	189	(12)	(2)	283
AOCI as of September 30, 2019	$225	$(170)	$585	$(144)	$(43)	$453

	Nine Months Ended September 30, 2019
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2018	$(439)	$(190)	$(418)	$(177)	$(39)	$(1,263)
Other comprehensive income (loss) before reclassifications	697	0	735	33	(1)	1,464
Amounts reclassified from AOCI into earnings	(33)	20	268	0	(3)	252
Other comprehensive income (loss), net of tax	664	20	1,003	33	(4)	1,716
AOCI as of September 30, 2019	$225	$(170)	$585	$(144)	$(43)	$453

	Three Months Ended September 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2018	$(630)	$(204)	$(775)	$(155)	$(29)	$(1,793)
Other comprehensive income (loss) before reclassifications	(172)	0	(206)	13	(1)	(366)
Amounts reclassified from AOCI into earnings	149	8	125	0	0	282
Other comprehensive income (loss), net of tax	(23)	8	(81)	13	(1)	(84)
AOCI as of September 30, 2018	$(653)	$(196)	$(856)	$(142)	$(30)	$(1,877)

	Nine Months Ended September 30, 2018
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2017	$17	$(524)	$(281)	$(138)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(3)	(325)	407	0	0	0	82
Other comprehensive loss before reclassifications	(491)	0	(498)	(4)	0	(993)
Amounts reclassified from AOCI into earnings	143	34	(14)	0	(2)	161
Other comprehensive income (loss), net of tax	(673)	441	(512)	(4)	(2)	(750)
AOCI as of September 30, 2018	$(653)	$(196)	$(856)	$(142)	$(30)	$(1,877)
__________

(1)
Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges where changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness.

(2)
Includes other comprehensive gains of $67 million and $86 million for the three and nine months ended September 30, 2019, respectively, and other comprehensive gains of $28 million and $91 million for the three and nine months ended September 30, 2018, respectively, from hedging instruments designated as net investment hedges.

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

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2019	2018	2019	2018
Securities available for sale:
	Non-interest income	$5	$(196)	$44	$(188)
	Income tax provision	2	(47)	11	(45)
	Net income	3	(149)	33	(143)
Securities held to maturity:(1)
	Interest income	(10)	(10)	(26)	(44)
	Income tax provision	(2)	(2)	(6)	(10)
	Net income	(8)	(8)	(20)	(34)
Hedging relationships:
Interest rate contracts:	Interest income	(44)	(36)	(166)	(49)
Foreign exchange contracts:	Interest income	12	13	37	33
	Interest expense	(1)	0	(1)	0
	Non-interest income	71	(142)	(224)	34
	Income from continuing operations before income taxes	38	(165)	(354)	18
	Income tax provision	9	(40)	(86)	4
	Net income	29	(125)	(268)	14
Other:
	Non-interest income and non-interest expense	3	1	4	3
	Income tax provision	1	1	1	1
	Net income	2	0	3	2
Total reclassifications		$26	$(282)	$(252)	$(161)
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2019 and 2018.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2019			2018
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$132	$32	$100	$(31)	$(8)	$(23)
Net changes in securities held to maturity	10	2	8	10	2	8
Net unrealized gains (losses) on hedging relationships	249	60	189	(107)	(26)	(81)
Foreign currency translation adjustments(1)	9	21	(12)	22	9	13
Other	(2)	0	(2)	(1)	0	(1)
Other comprehensive income (loss)	$398	$115	$283	$(107)	$(23)	$(84)

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$874	$210	$664	$(888)	$(215)	$(673)
Net changes in securities held to maturity	26	6	20	579	138	441
Net unrealized gains (losses) on hedging relationships	1,322	319	1,003	(674)	(162)	(512)
Foreign currency translation adjustments(1)	61	28	33	25	29	(4)
Other	(5)	(1)	(4)	(3)	(1)	(2)
Other comprehensive income (loss)	$2,278	$562	$1,716	$(961)	$(211)	$(750)
__________

(1)	Includes the impact of hedging instruments designated as net investment hedges.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2019	2018	2019	2018
Income from continuing operations, net of tax	$1,329	$1,501	$4,355	$4,761
Income (loss) from discontinued operations, net of tax	4	1	15	(7)
Net income	1,333	1,502	4,370	4,754
Dividends and undistributed earnings allocated to participating securities	(10)	(9)	(34)	(32)
Preferred stock dividends	(53)	(53)	(185)	(185)
Net income available to common stockholders	$1,270	$1,440	$4,151	$4,537

Total weighted-average basic shares outstanding	469.5	477.8	469.9	483.2
Effect of dilutive securities:
Stock options	1.3	1.5	1.2	1.8
Other contingently issuable shares	1.0	1.1	1.0	1.1
Warrants(1)	0.0	0.5	0.0	0.6
Total effect of dilutive securities	2.3	3.1	2.2	3.5
Total weighted-average diluted shares outstanding	471.8	480.9	472.1	486.7
Basic earnings per common share:
Net income from continuing operations	$2.70	$3.01	$8.80	$9.40
Income (loss) from discontinued operations	0.01	0.00	0.03	(0.01)
Net income per basic common share	$2.71	$3.01	$8.83	$9.39
Diluted earnings per common share:(2)
Net income from continuing operations	$2.68	$2.99	$8.76	$9.33
Income (loss) from discontinued operations	0.01	0.00	0.03	(0.01)
Net income per diluted common share	$2.69	$2.99	$8.79	$9.32
__________

(1)	Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program which had all been exercised or expired on November 14, 2018.

(2)
Excluded from the computation of diluted earnings per share were 92 thousand shares related to options with an exercise price of $86.34 for the nine months ended September 30, 2019, and 44 thousand shares related to awards for the nine months ended September 30, 2018, because their inclusion would be anti-dilutive.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,155	$0	$0	—	$4,155
RMBS	0	34,873	452	—	35,325
CMBS	0	5,388	8	—	5,396
Other securities	189	1,103	0	—	1,292
Total securities available for sale	4,344	41,364	460	—	46,168
Other assets:
Derivative assets(2)	25	2,270	82	$(1,173)	1,204
Other(3)	321	0	107	—	428
Total assets	$4,690	$43,634	$649	$(1,173)	$47,800
Liabilities:
Other liabilities:
Derivative liabilities(2)	$18	$1,171	$76	$(378)	$887
Total liabilities	$18	$1,171	$76	$(378)	$887

	December 31, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,144	$0	$0	—	$6,144
RMBS	0	33,212	433	—	33,645
CMBS	0	4,729	10	—	4,739
Other securities	219	1,403	0	—	1,622
Total securities available for sale	6,363	39,344	443	—	46,150
Other assets:
Derivative assets(2)	0	1,501	38	$(1,079)	460
Other(3)	265	0	158	—	423
Total assets	$6,628	$40,845	$639	$(1,079)	$47,033
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,153	$48	$(287)	$914
Total liabilities	$0	$1,153	$48	$(287)	$914
__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $9 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2019 and December 31, 2018, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
As of September 30, 2019 and December 31, 2018, other includes retained interests in securitizations of $107 million and $158 million, deferred compensation plan assets of $317 million and $264 million, and equity securities of $4 million and $1 million, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(1)

(Dollars in millions)	Balance, July 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2019
Securities available for sale:(2)
RMBS	$515	$10	$0	$0	$0	$0	$(18)	$59	$(114)	$452	$9
CMBS	9	0	0	0	0	0	(1)	0	0	8	0
Total securities available for sale	524	10	0	0	0	0	(19)	59	(114)	460	9
Other assets:
Retained interest in securitizations	177	(1)	0	0	0	0	(69)	0	0	107	(1)
Net derivative assets (liabilities)(3)	6	(1)	0	0	0	(8)	12	0	(3)	6	1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(1)

(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2019
Securities available for sale:(2)
RMBS	$433	$27	$13	$0	$0	$0	$(43)	$173	$(151)	$452	$26
CMBS	10	0	0	0	0	0	(2)	0	0	8	0
Total securities available for sale	443	27	13	0	0	0	(45)	173	(151)	460	26
Other assets:
Retained interest in securitizations	158	18	0	0	0	0	(69)	0	0	107	8
Net derivative assets (liabilities)(3)	(10)	4	0	0	0	(21)	39	0	(6)	6	6

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(1)

(Dollars in millions)	Balance, July 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2018
Securities available for sale:
RMBS	$442	$7	$2	$0	$0	$0	$(16)	$130	$(46)	$519	$8
CMBS	11	0	0	0	0	0	0	0	0	11	0
Other securities	5	0	0	0	0	0	(5)	0	0	0	0
Total securities available for sale	458	7	2	0	0	0	(21)	130	(46)	530	8
Other assets:
Retained interests in securitizations	164	(2)	0	0	0	0	0	0	0	162	(2)
Net derivative assets (liabilities)(3)	(5)	(2)	0	0	0	18	2	0	0	13	(2)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(1)

(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2018
Securities available for sale:
RMBS	$614	$25	$9	$0	$0	$0	$(58)	$195	$(266)	$519	$25
CMBS	14	0	0	0	0	0	(3)	0	0	11	0
Other securities	5	0	0	0	0	0	(5)	0	0	0	0
Total securities available for sale	633	25	9	0	0	0	(66)	195	(266)	530	25
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interests in securitizations	172	(10)	0	0	0	0	0	0	0	162	(10)
Net derivative assets (liabilities)(3)	13	(26)	0	0	0	25	0	0	1	13	(26)
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

(2)
For the three and nine months ended September 30, 2019, net unrealized gains included in other comprehensive income related to Level 3 securities available for sale still held as of September 30, 2019 were $1 million and $11 million, respectively.

(3)	Includes derivative assets and liabilities of $82 million and $76 million, respectively, as of September 30, 2019, and $54 million and $41 million, respectively, as of September 30, 2018.

123	Capital One Financial Corporation (COF)

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$452	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	1-15% 0-23% 0-7% 0-85%	4% 6% 3% 68%
CMBS	8	Discounted cash flows (vendor pricing)	Yield	2%	2%
Other assets:
Retained interests in securitization(2)	107	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	2-62 5-14% 3-12% 3-4% 63-95%	N/A
Net derivative assets (liabilities)	6	Discounted cash flows	Swap rates	1-2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$433	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-11% 0-17% 0-7% 0-75%	5% 5% 3% 65%
CMBS	10	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other assets:
Retained interests in securitization(2)	158	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	3-56 3-14% 4-6% 2-4% 50-104%	N/A
Net derivative assets (liabilities)	(10)	Discounted cash flows	Swap rates	3%	3%
__________

(1)	Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.

124	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2019 and December 31, 2018, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	September 30, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$317	$317
Loans held for sale	2	0	2
Other assets(1)	0	78	78
Total	$2	$395	$397

	December 31, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$129	$129
Loans held for sale	38	0	38
Other assets(1)	0	100	100
Total	$38	$229	$267
__________

(1)
As of September 30, 2019, other assets included equity investments accounted for under the measurement alternative of $3 million, repossessed assets of $58 million and long-lived assets held for sale of $17 million. As of December 31, 2018, other assets included equity investments accounted for under the measurement alternative of $24 million, foreclosed property and repossessed assets of $57 million and long-lived assets held for sale of $19 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 50%, with a weighted average of 7%, and from 0% to 84%, with a weighted average of 33%, as of September 30, 2019 and December 31, 2018, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2019 and 2018.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Loans held for investment	$(189)	$(99)
Loans held for sale	(1)	(5)
Other assets(1)	(60)	(57)
Total	$(250)	$(161)
__________

(1)
Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative. For the nine months ended September 30, 2018, other assets also included foreclosed property.

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2019 and December 31, 2018.
Table 12.6: Fair Value of Financial Instruments

	September 30, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,120	$17,120	$4,452	$12,668	$0
Restricted cash for securitization investors	417	417	417	0	0
Securities held to maturity	33,894	35,264	0	35,258	6
Net loans held for investment	242,318	243,125	0	0	243,125
Loans held for sale	1,245	1,261	0	1,261	0
Interest receivable	1,627	1,627	0	1,627	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	45,241	45,490	0	45,490	0
Securitized debt obligations	18,910	19,043	0	19,043	0
Senior and subordinated notes	30,682	31,078	0	31,078	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	464	464	0	464	0
Interest payable	370	370	0	370	0

	December 31, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,186	$13,186	$4,768	$8,418	$0
Restricted cash for securitization investors	303	303	303	0	0
Securities held to maturity	36,771	36,619	0	36,513	106
Net loans held for investment	238,679	241,556	0	0	241,556
Loans held for sale	1,192	1,218	0	1,218	0
Interest receivable	1,614	1,614	0	1,614	0
Other investments(1)	1,725	1,725	0	1,725	0
Financial liabilities:
Deposits with defined maturities	38,471	38,279	0	38,279	0
Securitized debt obligations	18,307	18,359	0	18,359	0
Senior and subordinated notes	30,826	30,635	0	30,635	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	352	352	0	352	0
Other borrowings(2)	9,354	9,354	0	9,354	0
Interest payable	458	458	0	458	0
__________

(1)	Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes finance lease liabilities.

127	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $26 million and $88 million for the three and nine months ended September 30, 2018, with an offsetting increase in the Other category. This change in measurement of our Commercial Banking revenue did not have any impact to the consolidated financial statements.

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our business segment results for the three and nine months ended September 30, 2019 and 2018, selected balance sheet data as of September 30, 2019 and 2018, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$3,546	$1,682	$486	$23	$5,737
Non-interest income (loss)	870	165	221	(34)	1,222
Total net revenue (loss)	4,416	1,847	707	(11)	6,959
Provision for credit losses	1,087	203	93	0	1,383
Non-interest expense	2,360	985	414	113	3,872
Income (loss) from continuing operations before income taxes	969	659	200	(124)	1,704
Income tax provision (benefit)	235	154	46	(60)	375
Income (loss) from continuing operations, net of tax	$734	$505	$154	$(64)	$1,329
Loans held for investment	$113,681	$62,015	$73,659	$0	$249,355
Deposits	0	206,423	30,923	19,802	257,148

	Nine Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$10,667	$5,070	$1,489	$48	$17,274
Non-interest income (loss)	2,858	491	608	(65)	3,892
Total net revenue (loss)	13,525	5,561	2,097	(17)	21,166
Provision for credit losses	3,571	603	244	0	4,418
Non-interest expense	6,784	2,981	1,258	299	11,322
Income (loss) from continuing operations before income taxes	3,170	1,977	595	(316)	5,426
Income tax provision (benefit)	747	461	138	(275)	1,071
Income (loss) from continuing operations, net of tax	$2,423	$1,516	$457	$(41)	$4,355
Loans held for investment	$113,681	$62,015	$73,659	$0	$249,355
Deposits	0	206,423	30,923	19,802	257,148

	Three Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$3,596	$1,636	$513	$41	$5,786
Non-interest income (loss)	893	155	189	(61)	1,176
Total net revenue (loss)	4,489	1,791	702	(20)	6,962
Provision (benefit) for credit losses	1,031	184	54	(1)	1,268
Non-interest expense	2,103	979	408	283	3,773
Income (loss) from continuing operations before income taxes	1,355	628	240	(302)	1,921
Income tax provision (benefit)	315	146	56	(97)	420
Income (loss) from continuing operations, net of tax	$1,040	$482	$184	$(205)	$1,501
Loans held for investment	$110,685	$59,329	$68,747	$0	$238,761
Deposits	0	196,635	30,474	20,086	247,195

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$10,550	$4,860	$1,536	$109	$17,055
Non-interest income	2,634	504	585	285	4,008
Total net revenue	13,184	5,364	2,121	394	21,063
Provision (benefit) for credit losses	3,658	535	74	(49)	4,218
Non-interest expense	6,046	2,942	1,220	562	10,770
Income (loss) from continuing operations before income taxes	3,480	1,887	827	(119)	6,075
Income tax provision (benefit)	810	440	193	(129)	1,314
Income from continuing operations, net of tax	$2,670	$1,447	$634	$10	$4,761
Loans held for investment	$110,685	$59,329	$68,747	$0	$238,761
Deposits	0	196,635	30,474	20,086	247,195
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $26 million and $88 million for the three and nine months ended September 30, 2018, with an offsetting increase in the Other category.

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2019 and 2018.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segments Result

	Three Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$722	$54	$15	$(1)	$790
Service charges and other customer-related fees	0	76	35	(1)	110
Other	15	26	1	0	42
Total contract revenue	737	156	51	(2)	942
Revenue from other sources	133	9	170	(32)	280
Total non-interest income	$870	$165	$221	$(34)	$1,222

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,181	$152	$39	$(4)	$2,368
Service charges and other customer-related fees	0	225	88	(1)	312
Other	47	76	2	0	125
Total contract revenue	2,228	453	129	(5)	2,805
Revenue from other sources	630	38	479	(60)	1,087
Total non-interest income	$2,858	$491	$608	$(65)	$3,892

	Three Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$661	$46	$8	$(1)	$714
Service charges and other customer-related fees	0	90	33	0	123
Other	(6)	27	0	0	21
Total contract revenue	655	163	41	(1)	858
Revenue from other sources	238	(8)	148	(60)	318
Total non-interest income	$893	$155	$189	$(61)	$1,176

	Nine Months Ended September 30, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,924	$135	$23	$(2)	$2,080
Service charges and other customer-related fees	0	283	99	(1)	381
Other	(2)	84	1	0	83
Total contract revenue	1,922	502	123	(3)	2,544
Revenue from other sources	712	2	462	288	1,464
Total non-interest income	$2,634	$504	$585	$285	$4,008
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2019 and December 31, 2018. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments: Contractual Amount and Carrying Value

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Credit card lines	$349,896	$346,186	N/A	N/A
Other loan commitments(1)	35,351	34,449	$122	$95
Standby letters of credit and commercial letters of credit(2)	1,658	1,792	33	29
Total unfunded lending commitments	$386,905	$382,427	$155	$124
__________

(1)	Includes $1.7 billion and $1.3 billion of advised lines of credit as of September 30, 2019 and December 31, 2018, respectively.

(2)	These financial guarantees have expiration dates ranging from 2020 to 2025 as of September 30, 2019.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $70 million and $59 million as of September 30, 2019 and December 31, 2018, respectively.
See “Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.K. Payment Protection Insurance
In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. In August 2017, the FCA issued final rules and guidance on the PPI complaints. This set the deadline for complaints as August 29, 2019. It also provided clarity on how to handle PPI complaints under s.140A of the Consumer Credit Act, including guidance on how redress for such complaints should be calculated.
In determining our best estimate of incurred losses for future remediation payments, management considers numerous factors, including (i) the number of customer complaints or information requests still to be processed; (ii) our expectation of upholding those complaints; (iii) the expected number of complaints customers escalate to the FOS; (iv) our expectation of the FOS upholding such escalated complaints; (v) the number of complaints that fall under s.140A of the Consumer Credit Act; and (vi) the estimated remediation payout to customers. We monitor these factors each quarter and adjust our reserves to reflect the latest data.
Our U.K. PPI reserve totaled $231 million and $133 million as of September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019, we recorded an additional reserve build of $212 million due to significantly elevated claims volume ahead of the August 29, 2019 claims submission deadline. Our best estimate of reasonably possible future losses beyond our reserve as of September 30, 2019 is approximately $50 million.
Cybersecurity Incident
On July 29, 2019, we announced that on July 19, 2019, we determined there was unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). The Cybersecurity Incident occurred on March 22 and 23, 2019. We believe that a highly sophisticated individual was able to exploit a specific configuration vulnerability in our infrastructure. The configuration vulnerability was reported to us by an external security researcher on July 17, 2019. We then began our own internal investigation, leading to the July 19, 2019, determination that the Cybersecurity Incident occurred. We immediately fixed the configuration vulnerability that this individual exploited and verified there are no other instances in our environment. Among other things, we also augmented our routine automated scanning to look for this issue on a continuous basis. We promptly began working with federal law enforcement. The person responsible was arrested by the Federal Bureau of Investigation on July 29, 2019 and federal prosecution of the responsible person has commenced. The U.S. Attorney’s Office has stated they believe the data has been recovered and that there is no evidence the data was used for fraud or shared by this individual.
We provided required notification to affected individuals and made free credit monitoring and identity protection available. We retained a leading independent cybersecurity firm that confirmed we correctly identified and fixed the specific configuration vulnerability exploited in the Cybersecurity Incident. We also have retained an outside expert to conduct a review of the root causes of the incident to help further inform our cybersecurity program.
We are subject to numerous legal proceedings and other inquiries relating to the Cybersecurity Incident and could be the subject of additional proceedings and inquiries in the future. See “Litigation—Cybersecurity Incident” section of this Note for additional information.
We carry insurance to cover certain costs associated with a cyber risk event. This insurance has a total coverage limit of $400 million and is subject to a $10 million deductible, which was met in the third quarter of 2019, as well as standard exclusions. During the third quarter of 2019, we incurred approximately $22 million of net Cybersecurity Incident expenses, consisting of $49 million of expenses, primarily from customer notifications and credit monitoring, and $27 million of probable insurance recoveries.

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. None of the amounts we currently have recorded individually or in the aggregate are considered to be material to our financial condition. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of potentially material legal proceedings and claims.
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2019 are approximately $1.1 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the parties reached a new settlement agreement with the monetary damages class in August 2018, whereby the class would receive up to approximately $6.2 billion collectively from the defendants in exchange for a release of their claims, depending on the percentage of class plaintiffs who opt out. The trial court preliminarily approved the settlement in January 2019. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in our reserves.
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
The Department of Justice and the New York District Attorney’s Office have closed their investigations into certain former check casher clients of the Commercial Banking business and our AML program. We are in discussions with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury to explore a potential regulatory resolution of its investigation into our AML program, which could include a monetary penalty.
Cybersecurity Incident
As a result of the Cybersecurity Incident announced on July 29, 2019, we are subject to numerous legal proceedings and other inquiries and could be the subject of additional proceedings and inquiries in the future.
Consumer class actions. To date, we have been named as a defendant in approximately 70 putative consumer class action cases (60 in U.S. federal courts and 10 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. On October 2, 2019, the U.S. consumer class actions were consolidated for pretrial proceedings before a multi-district litigation panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division.
Securities class action. The Company and certain officers have also been named as defendants in a putative class action in the U.S. District Court for the Eastern District of New York, which was filed on October 2, 2019, alleging violations of certain federal securities laws in connection with statements and alleged omissions in securities filings relating to our information security standards and practices. The complaint seeks certification of a class of all persons who purchased or otherwise acquired Capital One securities from February 2, 2018 to June 29, 2019, as well as unspecified monetary damages, costs and other relief.
State Attorneys General inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from the offices of approximately a dozen state Attorneys General. We are cooperating with these offices and responding to their inquiries.
Taxi Medallion Finance Investigations
We received a subpoena from the New York Attorney General’s office in August 2019 and a subpoena from the U.S. Attorney’s Office for the Southern District of New York, Civil Division, in October 2019 relating to investigations of the taxi medallion finance industry we exited beginning in 2015. The subpoenas seek, among other things, information regarding our lending counterparties and practices. We are cooperating with these investigations.
U.K. PPI Litigation
Some of the claimants in the U.K. PPI regulatory claims process described above have initiated legal proceedings. The significant increase in PPI regulatory claim volumes shortly before the August 29, 2019 claims submission deadline increases the potential exposure for PPI-related litigation, which is not subject to the August 29, 2019 deadline.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

136	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2019. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
July	4,765	$92.04	—	$2,200
August	3,146,932	87.07	3,127,200	1,928
September	2,138,259	90.79	2,138,259	1,734
Total	5,289,956	88.58	5,265,459
__________

(1)
Comprises mainly repurchases of common stock under the 2019 Stock Repurchase Program. There were 4,765 and 19,732 shares withheld in July and August, respectively, to cover taxes on restricted stock awards whose restrictions have lapsed. For additional information including our 2019 Stock Repurchase Program, see “MD&A—Capital Management—Dividend Policy and Stock Purchases.”

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

3.3.8
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I, dated September 10, 2019 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 11, 2019).

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

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

*	Indicates a document being filed with this Form 10-Q.

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

CAPITAL ONE FINANCIAL CORPORATION

Date: October 31, 2019	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

139	Capital One Financial Corporation (COF)