Form 10-K
period 2019-12-31
CAPITAL ONE FINANCIAL CORP
filed 2020-02-20
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-13300
____________________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware		54-1719854
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1680 Capital One Drive,
McLean,	Virginia	22102
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (703) 720-1000
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	COF PRP	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F	COF PRF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	COF PRG	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	COF PRH	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I	COF PRI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J	COF PRJ	New York Stock Exchange
0.800% Senior Notes Due 2024	COF24	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 28, 2019 was approximately $42.4 billion. As of January 31, 2020, there were 457,122,734 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 30, 2020, are incorporated by reference into Part III.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I
Item 1. Business

OVERVIEW
General
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels.
As of December 31, 2019, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2019 Form 10-K” or “2019 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All references to 2019, 2018, 2017, 2016 and 2015, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
As one of the nation’s ten largest banks based on deposits as of December 31, 2019, we service banking customer accounts through digital channels, as well as through branch locations, ATMs and Cafés. We also operate as one of the largest online direct banks in the United States (“U.S.”) by deposits. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and other consumer lending products in markets across the U.S. We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2019.
We also offer products outside of the U.S. principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. Both COEP and our branch of COBNA in Canada have the authority to provide credit card loans.
Business Developments
We regularly explore and evaluate opportunities to acquire financial services and products as well as financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire technology companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We may issue equity or debt to fund our acquisitions. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business.
On September 24, 2019, we launched a new credit card issuance program with Walmart Inc. (“Walmart”) and are now the exclusive issuer of Walmart’s cobrand and private label credit card program in the U.S. On October 11, 2019, we completed the acquisition of the existing portfolio of Walmart’s cobrand and private label credit card receivables (“Walmart acquisition”). As of the acquisition date, we added approximately $8.1 billion to our domestic credit card loans held for investment portfolio.
In the second quarter of 2019, we made the decision to exit several small partnership portfolios in our Credit Card business. We sold approximately $900 million of receivables and transferred approximately $100 million to loans held for sale as of June 30, 2019, which resulted in a gain on sale of $49 million recognized in other non-interest income and an allowance release of $68 million.

4	Capital One Financial Corporation (COF)

Cybersecurity Incident
On July 29, 2019, we announced there was unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). The Cybersecurity Incident occurred on March 22 and 23, 2019. We believe the individual was able to exploit a specific configuration vulnerability in our infrastructure. We immediately fixed the configuration vulnerability that this individual exploited and verified there are no other instances in our environment. The person responsible was arrested by the Federal Bureau of Investigation on July 29, 2019 and federal prosecution of the responsible person has commenced. The U.S. Attorney’s Office has stated they believe the data has been recovered and that there is no evidence the data was used for fraud or shared by this individual.
This event affected approximately 100 million individuals in the United States and approximately 6 million in Canada. We believe no credit card account numbers or log-in credentials were compromised. The largest category of information accessed was information on consumers and small businesses as of the time they applied for one of our credit card products from 2005 through early 2019. This information included personal information that we routinely collect at the time we receive credit card applications, including names, addresses, zip codes/postal codes, phone numbers, email addresses, dates of birth, and self-reported income. In addition to credit card application data, the individual also obtained portions of credit card customer data, including customer status data (e.g., credit scores, credit limits, balances, payment history, contact information) and fragments of transaction data from a total of 23 days during 2016, 2017 and 2018. Approximately 120,000 Social Security numbers of our credit card customers and approximately 80,000 linked bank account numbers of our secured credit card customers were compromised in this incident. For our Canadian credit card customers, approximately 1 million Social Insurance Numbers were compromised in this incident.
We provided required notification to affected individuals and made free credit monitoring and identity protection available. We retained a leading independent cybersecurity firm that confirmed we correctly identified and fixed the specific configuration vulnerability exploited in the Cybersecurity Incident.
During the year, we incurred $72 million of incremental expenses related to the remediation of and response to the Cybersecurity Incident, largely driven by customer notifications, credit monitoring, technology costs, and professional support, offset by $34 million of insurance recoveries pursuant to our insurance coverage described below. These amounts were treated as adjusting items as it relates to our financial results (“Cyber Adjusting Items”). We expect to be at the low end of the $100 million to $150 million range previously disclosed for the total amount of Cyber Adjusting Items and expect that some of these costs will extend beyond 2019.
We carry insurance to cover certain costs associated with a cyber risk event. This insurance has a total coverage limit of $400 million and is subject to a $10 million deductible, which was met in the third quarter of 2019, as well as standard exclusions. We continue to expect that a significant portion of the Cyber Adjusting Items will be covered by insurance. Insurance reimbursements will also be treated as adjusting items, and the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses.
We continue to invest significantly in cybersecurity and expect to make additional investments as we continue to assess our cybersecurity program. These estimated investments are in addition to the estimated Cyber Adjusting Items and we expect to absorb them within our existing operating efficiency ratio guidance.
Although the ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cybersecurity Incident are uncertain, they may be significant, and some of the costs may not be covered by insurance. However, we do not believe that this incident will negatively impact our strategy or our long-term financial health. For more information, see “Note 18—Commitments, Contingencies, Guarantees and Others.”
Our reported results excluding adjusting items, including the Cyber Adjusting Items, and our existing operating efficiency ratio guidance represent non-GAAP measures which we believe help users of our financial information understand the impact of these adjusting items on our reported results as well as provide an alternate measurement of our operating performance.

5	Capital One Financial Corporation (COF)

Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. We maintain a website at www.capitalone.com. Documents available under Corporate Governance in the Investor Relations section of our website include:

•	our Code of Conduct;

•	our Corporate Governance Guidelines; and

•	charters for the Audit, Compensation, Governance and Nominating, and Risk Committees of the Board of Directors.
These documents also are available in print to any stockholder who requests a copy. We intend to disclose future amendments to certain provisions of our Code of Conduct, and waivers of our Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
In addition, we make available free of charge through our website all of our U.S. Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC at www.sec.gov.

OPERATIONS AND BUSINESS SEGMENTS
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with our deposits, long-term debt and other borrowings. We also earn non-interest income which primarily consists of interchange income, net of reward expenses, service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom.

•	Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, and national auto lending.

•
Commercial Banking: Consists of our lending, deposit gathering, capital markets and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $20 million and $2 billion.

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volume and the level of outstanding loan receivables due to seasonal variances in consumer spending and payment patterns which, for example, are highest around the winter holiday season. Net charge-off rates for our credit card loan portfolio also have historically exhibited seasonal patterns as well and generally tend to be the highest in the first quarter of the year. No individual quarter in 2019, 2018 or 2017 accounted for more than 30% of our total revenues in any of these fiscal years.
For additional information on our business segments, including the financial performance of each business, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Note 17—Business Segments and Revenue from Contracts with Customers” of this Report.

6	Capital One Financial Corporation (COF)

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
Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition varies based on the types of clients, customers, industries and geographies served. Our ability to compete depends, in part, on our ability to attract and retain our associates and on our reputation. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, see “Part I—Item 1A. Risk Factors.”

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

7	Capital One Financial Corporation (COF)

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
Privacy
We are subject to multiple federal and state laws concerning data privacy, such as the Gramm-Leach Bliley Act. This area has seen increasing legislative and regulatory activity. For example, in 2018, the State of California passed the California Consumer Privacy Act (“CCPA”), which creates obligations on covered companies to, among other things, share certain information they have collected about individuals who are California residents with those individuals, subject to some exceptions. The California Attorney General has received public comment on the proposed regulations and is expected to issue final CCPA regulations in the first half of 2020. We have analyzed the CCPA and determined its initial applicability to our business. We will review the final CCPA regulations and determine their impact to our business while we continue to monitor data privacy legal developments in other jurisdictions.
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

8	Capital One Financial Corporation (COF)

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
Nonbank Activities
Certain of our nonbank subsidiaries are subject to supervision and regulation by various other federal and state authorities. United Income, Inc. is an investment adviser registered with the SEC and regulated under the Investment Advisers Act of 1940. Capital One Securities, Inc. and KippsDeSanto & Company are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject, among other things, to net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
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
Volcker Rule
We and each of our subsidiaries, including the Banks, are subject to the “Volcker Rule,” a provision of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds and similar funds), subject to certain exemptions, in each case as the applicable terms are defined in the Volcker Rule and the implementing regulations. The implementing regulations also require that we establish and maintain a compliance program designed to ensure adherence with the requirements of the regulations.
Capital and Liquidity Regulation
The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management,” “MD&A—Liquidity Risk Profile” and “Note 11—Regulatory and Capital Adequacy.”
Basel III and United States Capital Rules
The Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) have issued regulations (“Basel III Capital Rule”) that implement certain capital and liquidity requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain Dodd-Frank Act and other capital provisions. The Basel III Capital Rule includes the “Basel III Standardized Approach” and the “Basel III Advanced Approaches.” Prior to January 1, 2020, the Basel III Advanced Approaches were mandatory for institutions with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more. The Basel III Capital Rule revised the definition of regulatory capital, established a new common equity Tier 1 capital requirement, set higher minimum capital ratio requirements, and introduced a capital conservation buffer of 2.5%, a supplementary leverage ratio of 3.0%, and a countercyclical capital buffer (currently set at 0.0%). Compliance with the Basel III Capital Rule went into effect for Capital One beginning on January 1, 2014, with certain provisions becoming effective later according to various start dates and phase-in periods that ended January 1, 2019.
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rule to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). These categories are determined primarily by an institution’s asset size, with adjustments to a more stringent category possible if the institution exceeds certain

9	Capital One Financial Corporation (COF)

other risk-based thresholds. As a BHC with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. Therefore, we are no longer subject to the Basel III Advanced Approaches and certain associated capital requirements, such as the requirement to include in regulatory capital certain elements of Accumulated other comprehensive income (“AOCI”), although we will remain subject to the countercyclical capital buffer and supplementary leverage ratio, which were previously required only for Basel III Advanced Approaches institutions.
In July 2019, the Federal Banking Agencies finalized certain changes to the Basel III Capital Rule for institutions not subject to the Basel III Advanced Approaches, including Capital One (“Capital Simplification Rule”). These changes, effective January 1, 2020, generally raise the threshold above which covered institutions must deduct certain assets from their common equity Tier 1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions. We anticipate that the Tailoring Rules and Capital Simplification Rule will, taken together, decrease our capital requirements.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional common equity Tier 1 capital requirement (“G-SIB Surcharge”). We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
In December 2018, the Federal Banking Agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model. The CECL model became applicable to Capital One as of January 1, 2020. The rule (“CECL Capital Rule”) revises the Federal Banking Agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2023 the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model (“CECL Transition Election”). We intend to make the CECL Transition Election beginning in the first quarter of 2020.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rule by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of:

•	10% or more of total assets; or

•	$1 billion or more.
As of December 31, 2019, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
Basel III and United States Liquidity Rules
The Basel Committee has published a liquidity framework that includes two standards for liquidity risk supervision. One standard, the liquidity coverage ratio (“LCR”), seeks to promote short-term resilience by requiring organizations to hold sufficient high-quality liquid assets to survive a stress scenario lasting for 30 days. The other standard, the net stable funding ratio (“NSFR”), seeks to promote longer-term resilience by requiring sufficient stable funding over a one-year period based on the liquidity characteristics of its assets and activities.
The Company and the Banks are subject to the LCR as implemented by the Federal Reserve and OCC (“LCR Rule”). The LCR Rule requires the Company and each of the Banks to hold an amount of eligible high-quality liquid assets (“HQLA”) that equals or exceeds 100% of their respective projected adjusted net cash outflows over a 30-day period, each as calculated in accordance with the LCR Rule. The LCR Rule requires us to calculate the LCR daily. In addition, the Company is required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR.
Under the Tailoring Rules, as a Category III institution with less than $75 billion in weighted average short-term wholesale funding, the Company’s and the Banks’ total net cash outflows are multiplied by an outflow adjustment percentage of 85%. We expect this outflow adjustment to materially increase the LCR for the Banks but not for the Company. The LCR Rule restricts the amount of HQLA held at the Banks in excess of the Banks’ total net cash outflow amount that can be included in the Company’s HQLA amount (referred to as “Trapped Liquidity”). Therefore, although we typically manage Bank-level LCRs at a level well above the regulatory minimum of 100%, the amount of Trapped Liquidity will also increase as the Banks’ total net cash outflows are reduced

10	Capital One Financial Corporation (COF)

by the 85% factor. That increase in Trapped Liquidity will prevent the Company’s LCR from materially changing as a result of the Tailoring Rules.
In April 2016, the Federal Banking Agencies issued an interagency notice of proposed rulemaking regarding the U.S. implementation of the Basel III NSFR (“Proposed NSFR”), which would apply to the same institutions subject to the LCR Rule. The Proposed NSFR would require us to maintain a sufficient amount of stable funding in relation to our assets, derivatives exposures and commitments over a one-year horizon period. Although the Proposed NSFR is generally consistent with the Basel NSFR standard, it is more stringent in certain areas. The financial and operational impact on us of a final NSFR rule remains uncertain until a final rule is published. There is uncertainty regarding the timing and form of any such final rule.
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
The Basel III Capital Rule updated the PCA framework to reflect new, higher regulatory capital minimums. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10% or more; a Tier 1 capital ratio of 8% or more; a common equity Tier 1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more. An adequately capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 capital ratio of 6% or more; a common equity Tier 1 capital ratio of 4.5% or more; a leverage ratio of 4% or more; and, for Category III and certain other institutions under the Tailoring Rules, a supplementary leverage ratio of 3% or more. The PCA provisions also authorize the Federal Banking Agencies to reclassify a bank’s capital category or take other action against banks that are determined to be in an unsafe or unsound condition or to have engaged in unsafe or unsound banking practices.
As an additional means to identify problems in the financial management of depository institutions, the FDICIA required the Federal Banking Agencies to establish certain non-capital safety and soundness standards. The standards adopted by the Federal Banking Agencies relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The Federal Banking Agencies are authorized to take action against institutions that fail to meet such standards.
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
The Federal Reserve and FDIC have issued rules requiring the Company to implement resolution planning for orderly resolution in the event the covered company faces material financial distress or failure. The FDIC issued similar rules regarding resolution planning applicable to the Banks. In addition, the OCC has issued rules requiring banks with assets of $250 billion or more to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or operational stress, but have not deteriorated to the point that resolution is imminent.
The Federal Reserve established a rule that implements the requirement in the Dodd-Frank Act that the Federal Reserve conduct annual stress tests on the capacity of our capital to absorb losses as a result of adverse economic conditions. This rule also requires the Company to conduct its own stress tests and publish the results of the stress tests on our website or other public forum. As a Category III institution under the Tailoring Rules, the Company must disclose the results of its company-run stress test in 2020 and every two years thereafter. The OCC has adopted a similar stress test rule requiring banks with at least $250 billion in assets, including CONA, to conduct their own company-run stress tests. Under that OCC rule, CONA must disclose the results of this stress test in 2020 and every two years thereafter.

11	Capital One Financial Corporation (COF)

The Federal Reserve also established rules implementing other aspects of the enhanced prudential standards under the Dodd-Frank Act (“Enhanced Standards Rule”). Under the Enhanced Standards Rule, the Company must meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the Enhanced Standards Rule. These requirements are in addition to the LCR, discussed above in “Basel III and United States Liquidity Rules.” The Enhanced Standards Rule also requires that the Company comply with, and hold capital commensurate with, the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. Stress testing and capital planning regulations are discussed further below under “Dividends, Stock Repurchases and Transfers of Funds.” The Enhanced Standards Rule also requires that the Company establish and maintain an enterprise-wide risk management framework that includes a risk committee and a chief risk officer.
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
Dividends, Stock Repurchases and Transfers of Funds
Under the Federal Reserve’s capital planning rules (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR”), “covered BHCs,” including ourselves, must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted (“CCAR cycle”). A covered BHC may take the proposed capital actions if the Federal Reserve does not object to the plan.
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
The Company must file its capital plan and stress testing results with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve is expected to provide its objection or non-objection to that capital plan in June of that year. The Federal Reserve’s objection or non-objection applies to planned capital actions from the third quarter of the year the capital plan is submitted through the end of the second quarter of the following year. The Company, along with other BHCs subject to the supplementary leverage ratio, must incorporate an estimate of its supplementary leverage ratio into its capital plan and stress tests.
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

12	Capital One Financial Corporation (COF)

projected in its capital plan, as measured on an aggregate basis beginning in the third quarter of the planning horizon, the BHC must reduce its capital distributions.
In December 2018, the Federal Reserve announced that it will maintain its pre-CECL framework for calculating allowances on loans in the supervisory stress test for the 2020 and 2021 supervisory stress testing cycles until the impact of CECL is better known and understood. The Federal Reserve stated further that although bank holding companies required to perform company-run stress tests will be required to incorporate CECL into those stress tests starting in the 2020 cycle, it will not issue supervisory findings on those firms’ allowance estimations in the CCAR exercise through 2021.
In April 2018, the Federal Reserve issued a proposed rule (“Stress Capital Buffer Proposed Rule”) that would implement a firm-specific “stress capital buffer” requirement and a “stress leverage buffer” requirement. The Federal Reserve described the Stress Capital Buffer Proposed Rule as designed to simplify the agency’s regulatory regime by integrating the supervisory stress tests with its non-stress capital rules. Under the Stress Capital Buffer Proposed Rule, a firm’s stress capital buffer would have a floor of 2.5% of total risk-weighted assets, replacing the existing 2.5% capital conservation buffer, and would equal, as a percentage of total risk-weighted assets, the sum of (i) the difference between a firm’s starting common equity Tier 1 capital ratio and the low point under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the firm’s projected four quarters of common stock dividends to risk-weighted assets as projected under CCAR (for the fourth to seventh quarters of the planning horizon). A firm’s new “Standardized Approach capital conservation buffer” would include its stress capital buffer, any G-SIB surcharge (not applicable to us), and any applicable countercyclical capital buffer (currently set at zero). The consequences of breaching the stress capital buffer requirement would be consistent with the current capital conservation buffer framework and would result in increasingly strict limitations on capital distributions and discretionary bonus payments. The Stress Capital Buffer Proposed Rule would replace the current CCAR post-stress leverage ratio requirement with a stress leverage buffer requirement. Additionally, the proposal would modify certain CCAR assumptions relating to balance sheet growth, prefunding of dividends, and capital distributions. It is not clear which of these changes, if any, will be finalized and when they would go into effect.
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
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate nonbank financial companies and BHCs if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and other appropriate Federal Banking Agencies, determines that doing so is necessary, among other criteria, to mitigate serious adverse

13	Capital One Financial Corporation (COF)

effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of the company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.
Regulation of Businesses by Authorities Outside the United States
COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.
United Kingdom
In the United Kingdom, COBNA operates through COEP, which was established in 2000 and is an authorized payment institution regulated by the Financial Conduct Authority (“FCA”) under the Payment Services Regulations 2017 and the Financial Services and Markets Act 2000. COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K.
The FCA set a deadline of August 29, 2019 (“the Deadline”) for the submission of complaints to firms (including COEP) about Payment Protection Insurance (“PPI”). In order to ensure complainants were treated fairly and in anticipation of the increase in complaint volumes that the Deadline would create, the FCA closely supervised all large lenders (including COEP) throughout 2019. COEP received a significant volume of complaints, particularly in the weeks immediately preceding the Deadline, and expects to be handling those complaints through the second quarter of 2020. Escalations to the Financial Ombudsman Service (“FOS”) may then take place until the end of 2020. During that time, the FCA will continue to closely supervise firms that handle PPI complaints and the supporting processes, people and systems.
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

EMPLOYEES
A central part of our philosophy is to attract and retain highly capable staff. We had approximately 51,900 employees, whom we refer to as “associates,” as of December 31, 2019. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

14	Capital One Financial Corporation (COF)

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
As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services LLC (“TSYS”) for consumer and commercial credit card processing services for our North American and U.K. portfolios, Fidelity Information Services (“FIS”) for certain of our banking systems and International Business Machines Corporation for mainframe managed services.
We are committed to safeguarding our customers’ and our own information and technology, implement backup and recovery systems, and generally require the same of our third-party service providers. We take measures that mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering Capital One products and services. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure” and “Increased costs, reductions in revenue, reputational damage and business disruptions can result from the theft, loss or misuse of information, including as a result of a cyber-attack.”
Intellectual Property
As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to, or distribution of, our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property or proprietary information without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property or proprietary information. In addition, our competitors and other third parties also file patent applications for innovations that are used in our industry. The ability of our competitors and other third parties to obtain patents may adversely affect our ability to compete and our financial results. Conversely, our ability to obtain patents may increase our competitive advantage, preserve our freedom to operate, and allow us to enter into licensing (e.g., cross-licenses) or other arrangements with third parties. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results. For a discussion of risks associated with intellectual property, see “Part I—Item 1A. Risk Factors” under the heading “If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.”

FORWARD-LOOKING STATEMENTS
From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, expenses, capital measures, capital allocation plans, accruals for claims in litigation and for other claims against us; earnings per share, efficiency ratio, operating efficiency ratio, or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters.
To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995.
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

15	Capital One Financial Corporation (COF)

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

•	our ability to manage effectively our capital and liquidity;

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us, including those relating to U.K. PPI;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;

•	uncertainty regarding, and transition away from, the London Interbank Offering Rate;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

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

•
the potential impact to our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident we announced on July 29, 2019 and associated legal proceedings and other inquiries or investigations, as discussed in “Part I—Item 1. Business—Overview—Cybersecurity Incident” and “Note 18—Commitments, Contingencies, Guarantees and Others”;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

16	Capital One Financial Corporation (COF)

•
our ability to develop and adapt to rapid changes in digital technology to address the needs of our customers and comply with applicable regulatory standards, including compliance with data protection and privacy standards;

•	the effectiveness of our risk management strategies;

•	our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	the extensive use, reliability and accuracy of the models and data we rely on;

•	our ability to recruit and retain talented and experienced personnel;

•	the impact from, and our ability to respond to, natural disasters and other catastrophic events;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees, business partners or third parties;

•	merchants’ increasing focus on the fees charged by credit card networks; and

•	other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
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

Item 1A. Risk Factors
This section highlights significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic and political climate amplifies many of these risks.
General Economic and Market Risks
Changes and instability in the macroeconomic environment, consumer confidence and customer behavior may adversely affect our business.
We offer a broad array of financial products and services to consumers, small businesses and commercial clients. A prolonged period of economic volatility, slow growth, or a significant deterioration in economic conditions, in the United States, Canada or the United Kingdom, could have a material adverse effect on our financial condition and results of operations as customers default on their loans, maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
Some of the risks we face in connection with adverse changes and instability in the macroeconomic environment, including changes in consumer confidence levels and behavior, include the following:

•
Changes in payment patterns, increases in delinquencies and default rates, decreased consumer spending, lower demand for credit and shifts in consumer payment behavior towards avoiding late fees, finance charges and other fees;

•	Increases in our charge-off rate caused by bankruptcies and reduced ability to recover debt that we have previously charged-off;

•
Decreased reliability of the process and models we use to estimate our allowance for loan and lease losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data.”

In the United Kingdom, changes in consumer behavior or an economic slowdown arising from the U.K.’s exit from the European Union (“Brexit”) could adversely affect our U.K. operations. The impact of Brexit and its full effects on us are uncertain and will depend on the post-Brexit relationships that the U.K. implements with the European Union (“EU”) and countries that are not a part of the EU. While Capital One does not have operations in any other EU jurisdictions, increased market volatility and global economic deterioration resulting from an uncontrolled Brexit could have a negative impact on credit conditions in the U.K. and negatively affect our business and financial condition.
Financial market instability and volatility could adversely affect our business.
Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding. In addition, fluctuations in interest rates, credit spreads and other market factors could negatively impact our results of operations. Both shorter-term and longer-term interest rates remain below long-term historical averages and the yield curve has been relatively flat compared to past periods. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit our ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates, or an inversion of the yield curve, could have a material adverse effect on our net interest margin and earnings.
Regulatory Risk
Compliance with new and existing laws, regulations and regulatory expectations is costly and complex.
We are subject to extensive regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business and that meet the risk management and prudential standards issued by our regulators. A wide array of banking and consumer lending laws apply to almost every aspect of our business. Failure to comply

18	Capital One Financial Corporation (COF)

with these laws and regulations could result in financial, structural and operational penalties, including significant fines and criminal sanctions, and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining compliance-related systems, infrastructure and processes, is difficult and these efforts could limit our ability to invest in other business opportunities. Furthermore, applicable rules and regulations may affect us in an unforeseen manner, or may have a disproportionate impact on us as compared to our competitors. For example, over the last several years, state and federal regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, fair lending and other consumer protection issues. In July 2015, Capital One entered into a consent order with the OCC to address concerns about our anti-money laundering (“AML”) program and in October 2018, Capital One paid a civil monetary penalty assessed by the OCC relating to our AML program. The OCC lifted the AML consent order in November 2019. Failure to maintain compliance with AML laws and regulations could result in significant additional governmental fines or penalties.
We have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit card and auto loans, which typically have higher delinquencies and charge-offs than prime customers. As a result, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged-off debt and vehicle repossession. These activities are subject to enhanced legal and regulatory scrutiny from regulators, courts and legislators. Any future changes to our business practices in these areas, including our debt collection practices, whether mandated by regulators, courts, legislators or otherwise, or any legal liabilities resulting from our business practices, including our debt collection practices, could have a material adverse impact on our financial condition.
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. In addition, some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. Adoption of new technologies, such as distributed ledger technologies, artificial intelligence and machine learning technologies, can present unforeseen challenges in applying and relying on existing compliance systems.
Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”
Credit Risk
We may experience increased delinquencies, credit losses, inaccurate estimates and inadequate reserves.
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s ability and willingness to repay us can be adversely affected by increases in their payment obligations to other lenders, whether as a result of higher debt levels or rising interest rates, by restricted availability of credit generally, or by the revenue and income of the borrower. We may fail to quickly identify and reduce our exposure to customers that are likely to default on their payment obligations, whether by closing credit lines or restricting authorizations. Our ability to manage credit risk also is affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of our collections staff, techniques and models.
Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•
Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Historically, customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt, which may be heightened by increasing interest rates or levels of consumer debt), causing a long-term rise in delinquencies and charge-offs.

•
Incorrect Estimates of Inherent Losses: The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This

19	Capital One Financial Corporation (COF)

process, which is critical to our financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. We may underestimate our inherent losses and fail to hold an allowance for loan and lease losses sufficient to account for these losses. Incorrect assumptions could lead to material underestimations of inherent losses and inadequate allowance for loan and lease losses. In cases where we modify a loan, if the modifications do not perform as anticipated we may be required to build additional allowance on these loans. The build or release of allowances impacts our financial results.

•
Inaccurate Underwriting: Our ability to accurately assess the creditworthiness of our customers may diminish, which could result in an increase in our credit losses and a deterioration of our returns. See “Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.”

•
Business Mix: We engage in a diverse mix of businesses with a broad range of potential credit exposure. Because we originate a relatively greater proportion of consumer loans in our loan portfolio compared to other large bank peers and originate both prime and subprime credit card accounts and auto loans, we may experience higher delinquencies and a greater number of accounts charging off compared to other large bank peers, which could result in increased credit losses, operating costs and regulatory scrutiny. Additionally, a change in this business mix over time to include proportionally more consumer loans or subprime credit card accounts or auto loans could adversely affect the credit quality of our portfolio.

•
Increasing Charge-off Recognition / Allowance for Loan and Lease Losses: We account for the allowance for loan and lease losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. Effective as of January 1, 2020, we are required to use the CECL model based on expected rather than incurred losses. Adoption of the CECL model will result in an increase to our reserves for credit losses on financial instruments with a resulting negative adjustment to retained earnings. The impact of CECL on our future results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts. The application of the CECL model may require us to increase reserves faster and to a higher level in an economic downturn, resulting in greater impact to our results and our capital ratios than we would have experienced in similar circumstances prior to the adoption of CECL. In addition, because credit cards represent a significant portion of our product mix, we could be disproportionately affected by use of the CECL model, as compared to other large bank peers with a different product mix. See “MD&A—Accounting Changes and Developments” for additional information.

•
Insufficient Asset Values: The collateral we have on secured loans could be insufficient to compensate us for loan losses. When customers default on their secured loans, we attempt to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate and other asset values adversely affect the collateral value for our commercial lending activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. In that circumstance, the recovery of such property could be insufficient to compensate us for the value of these loans upon a default. In our auto business, business and economic conditions that negatively affect household incomes, housing prices and consumer behavior, as well as technological advances that make older cars obsolete faster, could decrease (i) the demand for new and used vehicles and (ii) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.

•
Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 27% of our commercial loan portfolio is concentrated in the tri-state area of New York, New Jersey and Connecticut. The regional economic conditions in the tri-state area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the tri-state area could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted. For example, as of December 31, 2019, healthcare and healthcare-related real estate loans represented approximately 18% of our total commercial loan portfolio. If healthcare-related industries or any of the other industries that we focus on experience adverse changes, we may experience increased credit losses and our results of operations could be adversely impacted.

20	Capital One Financial Corporation (COF)

Capital and Liquidity Risk
We may not be able to maintain adequate capital or liquidity levels, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
Financial institutions are subject to extensive and complex capital and liquidity requirements. These requirements affect our ability to lend, grow deposit balances, make acquisitions and make most capital distributions. Failure to maintain adequate capital or liquidity levels, whether due to adverse developments in our business or the economy or to changes in the applicable requirements, could subject us to a variety of enforcement remedies available to our regulators. These include limitations on the ability to pay dividends and repurchase shares and the issuance of a capital directive to increase capital. Such limitations could have a material adverse effect on our business and results of operations.
We consider various factors in the management of capital, including the impact of stress on our capital levels, as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in supervisory stress tests and CCAR. There can be significant differences between our modeling and the Federal Reserve’s estimates for a given scenario and between the capital needs suggested by our internal bank holding company scenarios relative to the supervisory scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the CCAR or DFAST processes may suggest that we have substantial capacity to return capital to stockholders and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario or other factors related to our capital management process may result in a materially lower capacity to return capital to stockholders than that indicated by the projections released in the CCAR or DFAST processes. This in turn could lead to restrictions on our ability to pay dividends and engage in share repurchase transactions. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
In addition, the current capital and liquidity requirements are subject to change. The Federal Banking Agencies finalized the Tailoring Rule in the fourth quarter of 2019. Under the Tailoring Rule, we are a Category III institution, and are no longer subject to the Basel III Advanced Approaches and associated capital requirements, but we continue to be subject to the countercyclical capital buffer and supplementary leverage ratio. In addition, the Federal Reserve is currently considering a proposed rule (the “Stress Capital Buffer Proposed Rule”) that would modify our current Basel III capital requirements and implement firm-specific stress capital requirements. If the Stress Capital Buffer Proposed Rule is not adopted substantially as proposed, or there are other changes to applicable capital and liquidity requirements, we could face unexpected or new limitations on our ability to pay dividends and engage in share repurchases.
Operational Risk
We face risks related to our operational, technological and organizational infrastructure.
Our ability to retain and attract customers depends on our ability to develop, operate, and adapt our technology and organizational infrastructure in a rapidly changing environment. In addition, we must accurately process, record and monitor an increasingly large number of complex transactions. Digital technology, data and software development are deeply embedded into our business model and how we work.
Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, and fraud by employees or persons outside of our company. In addition, we are heavily dependent on the security, capability and continuous availability of the technology systems that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders.
If we do not maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the security of that infrastructure, our business and reputation could be materially adversely affected. We also are subject to disruptions to our operating systems arising from events that are wholly or partially beyond our control, which may include computer viruses, electrical or telecommunications outages, design flaws in foundational components or platforms, availability and quality of vulnerability patches from key vendors, cyber-attacks (including Distributed Denial of Service (“DDOS”) and other attacks on our infrastructure as discussed below), natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Any failure to maintain our infrastructure or disruption of our operating systems and applications could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.

21	Capital One Financial Corporation (COF)

We also rely on the business infrastructure and systems of third parties with which we do business and to whom we outsource the operation, maintenance and development of our information technology and communications systems. We have migrated substantially all, and intend to migrate all, of our core information technology systems and customer-facing applications to third-party cloud infrastructure platforms, principally AWS. If we do not complete the transition or fail to administer these new environments in a well-managed, secure and effective manner, or if AWS platforms become unavailable or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and results of operations. We must successfully develop and maintain information, financial reporting, disclosure, data-protection and other controls adapted to our reliance on outside platforms and providers. In addition, AWS, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third parties may increase our risk exposure.
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
Our products and services involve the gathering, authenticating, managing, processing, and the storage and transmission of sensitive and confidential information regarding our customers and their accounts, our employees and third parties with which we do business. Our ability to provide such products and services, many of which are web-based, depends upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services to, as well as communicate with, our customers, we rely on information systems and infrastructure, including software and data engineering, and information security personnel, digital technologies, computer and email systems, software, networks and other web-based technologies. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers.
Technologies, systems, networks and devices of Capital One or our customers, employees, service providers or other third parties with whom we interact continue to be the subject of attempted unauthorized access, mishandling or misuse of information, denial-of-service attacks, computer viruses, website defacement, hacking, malware, ransomware, phishing or other forms of social engineering, and other forms of cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and other events. These threats, such as the Cybersecurity Incident, may derive from error, fraud or malice on the part of our employees, insiders or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. Further, cyber and information security risks for large financial institutions like us continue to increase due to the proliferation of new technologies, the use of the internet to conduct financial transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, our customers access our products and services using computers, smartphones, tablets, and other mobile devices that are beyond our security control systems.
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

22	Capital One Financial Corporation (COF)

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
A disruption or breach, including as a result of a cyber-attack such as the Cybersecurity Incident, or media reports of perceived security vulnerabilities at Capital One or at third-party service providers, could result in significant legal and financial exposure, regulatory intervention, litigation and remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. We and other U.S. financial services providers continue to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. We are continuing to assess the impact of the Cybersecurity Incident and there can be no assurance that additional unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. Unauthorized access or cybersecurity incidents could occur more frequently and on a more significant scale. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our partners, retailers or other market participants has led, and will likely continue to lead, to increased costs to us with respect to preventing, mitigating and remediating these risks, as well as any related attempted fraud. In order to address ongoing and future risks, including from the Cybersecurity Incident, we must expend significant resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. The Cybersecurity Incident, or successful cyber-attacks at other large financial institutions or other market participants (whether or not we are impacted), could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general which could result in reduced use of our financial products. We have insurance against some cyber-risks and attacks, including insurance that is expected to cover certain costs associated with the Cybersecurity Incident; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event, and such insurance may increase in cost or cease to be available on commercial terms in the future.
Potential data protection and privacy incidents, and our required compliance with regulations related to these areas, may increase our costs, reduce our revenue and limit our ability to pursue business opportunities.
A breach, failure or other disruption of our information systems or infrastructure or data management processes, or those of our customers, partners, service providers or other market participants, could lead, depending on the nature of the incident, to the unauthorized or unintended access to and release, gathering, monitoring, misuse, loss or destruction of personal or confidential data about our customers, employees or other third parties in our possession. Any party that obtains this personal or confidential data through a breach or disruption may use this information for ransom, to be paid by us or a third-party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes. Further, such disruption or breach could also result in unauthorized access to our proprietary information, intellectual property, software, methodologies and business secrets and in unauthorized transactions in Capital One accounts or unauthorized access to personal or confidential information maintained by those entities. There has been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. While we were not directly involved in these third-party breach events, the stolen information can create a vulnerability for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other sites. This vulnerability could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software, can increase the velocity and efficacy of these types of attacks.
We are continuing to assess the impact of the Cybersecurity Incident. The Cybersecurity Incident, other data security incidents we may experience in the future, or media reports of perceived security vulnerabilities at Capital One or at third-party service providers, could result in significant legal and financial exposure, regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business.

23	Capital One Financial Corporation (COF)

We are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”). In addition, the General Data Protection Regulation (“GDPR”) applies EU data protection law to all companies processing data of EU residents, regardless of the company’s location. More recently, on January 1, 2020, the CCPA went into effect for companies doing business in California. These laws impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer and security of personal data, which may have adverse consequences, including severe monetary penalties. Our efforts to comply with PIPEDA, GDPR, CCPA and other privacy and data protection laws entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in monetary or other penalties and significant legal liability.
We face risks resulting from the extensive use of models and data.
We rely on quantitative models, and our ability to manage data and aggregate data in an accurate and timely manner, assess and manage our various risk exposures, estimate certain financial values and manage compliance with required regulatory capital requirements. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting deposit levels or loan losses, assessing capital adequacy and calculating economic and regulatory capital levels, estimate the value of financial instruments and balance sheet items, and other operational functions. Our risk reporting and management, including business decisions based on information incorporating models, depend on the effectiveness of our models and our policies, programs, processes and practices governing how data is acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. While we continuously update our policies, programs, processes and practices, many of our data management, aggregation, and implementation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs. If our risk management framework is ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition. Also, any information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our stockholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Legal Risk
Our businesses are subject to the risk of increased litigation, government investigations and regulatory enforcement.
Our businesses are subject to increased litigation, government investigations and other regulatory enforcement risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry and the structure of the credit card industry. Given the inherent uncertainties involved in litigation, government investigations and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business. The Cybersecurity Incident has resulted in litigation, government investigations and other regulatory enforcement inquiries.
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

24	Capital One Financial Corporation (COF)

We expect that regulators and governmental enforcement bodies will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could involve restrictions on our activities, generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings that we are subject to, see “Note 18—Commitments, Contingencies, Guarantees and Others.”
Other Business Risks
We face intense competition in all of our markets.
We operate in a highly competitive environment, whether in making loans, attracting deposits or in the global payments industry, and we expect competitive conditions to continue to intensify with respect to most of our products. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. This increasingly competitive environment is primarily a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial services providers, all of which may affect our customers’ expectations and demands. In addition to offering competitive products and services, we invest in and conduct marketing campaigns to attract and inform customers.
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. If we are unable to continue to keep pace with innovation, do not effectively market our products and services or are prohibited from or unwilling to enter emerging areas of competition, our business and results of operations could be adversely affected.
Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach more customers and potential customers, operational efficiencies, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. Many of our competitors are also focusing on cross-selling their products and developing new products or technologies, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. Competition for loans could result in origination of fewer loans, earning less on our loans or an increase in loans that perform below expectations.
As of December 31, 2019, we operate as one of the largest online direct banks in the United States by deposits. While direct banking provides a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, we face strong and increasing competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation. The potential consequences of this competitive environment are exacerbated by the flexibility of direct banking and the financial and technological sophistication of our online customer base.
In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. We have expanded the loan portfolio in our partnership business with the additions of a number of large partnerships. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships.

25	Capital One Financial Corporation (COF)

We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense into acquiring and developing the relationships. The loss of any of our key business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
We depend on our partners to effectively promote our cobrand and private label products and integrate the use of our credit cards into their retail operations. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models could adversely affect card usage and our ability to achieve the growth and profitability objectives of our partnerships. In addition, if our partners do not adhere to the terms of our program agreements and standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products.
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
Regulators and legislative bodies in a number of countries are seeking to reduce credit card interchange fees through legislation, competition-related regulatory proceedings, central bank regulation and or litigation. Interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa. In some jurisdictions, such as Canada and certain countries in the EU, interchange fees and related practices are subject to regulatory activity that has limited the ability of certain networks to establish default rates, including in some cases imposing caps on permissible interchange fees. We have already experienced these impacts in our international card businesses. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another, such as our primary market, the United States.
In addition to this regulatory activity, merchants are also seeking avenues to reduce interchange fees. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including interchange and similar fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. In December 2013, the U.S. District Court for the Eastern District of New York granted final approval of the proposed class settlement. The settlement provided, among other things, that merchants would be entitled to join together to negotiate lower interchange fees. The settlement was appealed to the Second Circuit Court of Appeals, which rejected the settlement in June 2016; a revised settlement was reached in the second half of 2018, and the trial court issued its final approval of the settlement in December 2019. See “Note 18—Commitments, Contingencies, Guarantees and Others” for further details.
Some major retailers may have sufficient bargaining power to independently negotiate lower interchange fees with MasterCard and Visa, which could, in turn, result in lower interchange fees for us when our cardholders undertake purchase transactions with these retailers. In 2016, some of the largest merchants individually negotiated lower interchange rates with MasterCard and/or Visa. These and other merchants also continue to lobby aggressively for caps and restrictions on interchange fees and their efforts may be successful or they may in the future bring legal proceedings against us or other credit card and debit card issuers and networks.

26	Capital One Financial Corporation (COF)

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
Our industry is subject to rapid and significant technological changes and our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. We expect digital technologies to have a significant impact on banking over time. Consumers expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an important aspect of the financial services industry and financial institutions are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services.
Our continued success depends, in part, upon our ability to address the needs of our customers by using digital technology to provide products and services that meet their expectations. The development and launch of new digital products and services depends in large part on our capacity to invest in and build the technology platforms that can enable them, in a cost effective and timely manner. See “We face intense competition in all of our markets” and “We face risks related to our operational, technological and organizational infrastructure.”
Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, we face intense competition from smaller companies which experience lower cost structures and different regulatory requirements and scrutiny than we do, and which may allow them to innovate more rapidly than we can. See “We face intense competition in all of our markets.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other specialized personnel. The competition is intense, and the compensation costs continue to increase for such talent. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.
We may fail to realize all of the anticipated benefits of our mergers, acquisitions and strategic partnerships.
We have engaged in merger and acquisition activity and entered into strategic partnerships over the past several years. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other acquisition targets, including credit card and other loan portfolios. We may not be able to identify and secure future acquisition targets on terms and conditions that are acceptable to us, or successfully complete within the anticipated time frame and achieving the anticipated benefits of proposed mergers, acquisitions and strategic partnerships, which could impair our growth.
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

27	Capital One Financial Corporation (COF)

Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.
In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:

•
New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses and new geographic areas or other markets which present risks resulting from our relative inexperience in these new businesses or markets. These new businesses or markets may change the overall character of our consolidated portfolio of businesses and alter our exposure to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.

•
Identification and Assessment of Merger and Acquisition Targets and Deployment of Acquired Assets: We may not be able to identify, acquire or partner with suitable targets. Further, our ability to achieve the anticipated benefits of any merger, acquisition or strategic partnership will depend on our ability to assess the asset quality and value of the particular assets or institutions we partner with, merge with or acquire. We may be unable to profitably deploy any assets we acquire.

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

•
Conditions to Regulatory Approval: Certain acquisitions may not be consummated without obtaining approvals from one or more of our regulators. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of acquired assets or our own assets as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

Reputational risk and social factors may impact our results and damage our brand.
Our ability to attract and retain customers is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practices or our financial health. In addition, our brand is very important to us. Maintaining and enhancing our brand depends largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data, could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. In addition, negative perceptions regarding certain industries, partners or clients could also prompt us to cease business activities associated with those entities.
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

28	Capital One Financial Corporation (COF)

industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.
In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by account holders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding the banking industry and consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. If consumers develop or maintain negative attitudes about incurring debt, or if consumption trends decline or if we fail to maintain and enhance our brand, or we incur significant expenses to do so, our business and financial results could be materially and negatively affected.
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
Management of market, credit, liquidity, operational and compliance risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “MD&A—Risk Management” for further details. Even though we continue to devote significant resources to developing our risk management framework, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.
Some of our methods of managing these risks are based upon our use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures indicate and market conditions, particularly during a period of financial market stress can involve unprecedented dislocations. Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs due, for example, to rapid changes in the economy, including tariff rates and international trade relations.
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
Changes in consumer behavior and adoption of digital technology may change retail distribution strategies and adversely impact our investments in our bank premises and equipment and other retail distribution assets, leading to increased costs and exposure to additional risks.
We have significant investments in bank premises and equipment for our branch network and other branch banking assets including our banking centers and our retail work force. Advances in technology such as digital and mobile banking, in-branch self-service technologies, proximity or remote payment technologies, as well as changing customer preferences for these other methods of banking, could decrease the value of our branch network or other retail distribution assets. As a result, we will continue to adapt our retail distribution strategy. For example, we may close, sell and/or renovate additional branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets, reduce our revenues, increase our expenditures, dilute our brand and/or reduce customer demand for our products and services.

29	Capital One Financial Corporation (COF)

Further, to the extent that we change our retail distribution strategy and as a result expand into new business areas, we may face more competitors with more experience in the new business areas and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Our competitors may also be subject to less burdensome regulations. See “We face intense competition in all of our markets.”
Fluctuations in market interest rates or volatility in the capital markets could adversely affect our income and expense, the value of assets and obligations, our regulatory capital, cost of capital or liquidity.
Like other financial institutions, our business is sensitive to market interest rate movements and the performance of the capital markets. Disruptions, uncertainty or volatility across the capital markets could negatively impact market liquidity and limit our access to the funding required to operate and grow our business. In addition, changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. The interest rates that we pay on the securities we have issued are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Increased charge-offs, rising London Interbank Offering Rate (“LIBOR”) or other applicable reference rates and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings.
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
Uncertainty regarding, and transition away from, LIBOR may adversely affect our business.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer compel banks to contribute data for the calculation of LIBOR after December 31, 2021. It is likely that banks will no longer continue to contribute submissions for the calculation of LIBOR after that date, which creates significant uncertainty around the publication of LIBOR beyond 2021 and whether LIBOR will continue to be viewed as a reliable market benchmark. It remains unclear what rate or rates may develop as accepted alternatives to LIBOR, or what the effect of such changes will be on the markets for LIBOR-based financial instruments. The Secured Overnight Financing Rate (“SOFR”) has been recommended by the Alternative Reference Rates Committee as an alternative for USD LIBOR, but issues and uncertainty remain with respect to its implementation.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents several risks and challenges to the financial markets and financial institutions, including Capital One. We have loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. Uncertainty as to the nature of potential changes, alternative reference rates such as SOFR, or other reforms may adversely affect market liquidity, the pricing of LIBOR-based instruments, and the availability and cost of associated hedging instruments and borrowings. If SOFR or another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption

30	Capital One Financial Corporation (COF)

to the markets relying on the availability of a broadly accepted reference rate. In addition, uncertainty regarding LIBOR could result in loss of market share in certain products, adverse tax or accounting impacts, compliance, legal or operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues for us.
Even if SOFR or another reference rate becomes a widely acceptable replacement for LIBOR, risks will remain for us with respect to outstanding instruments which rely on LIBOR. Those risks arise in connection with transitioning such instruments to a new reference rate, the taking of discretionary actions or the negotiation of fallback provisions and final amendments to existing LIBOR based agreements. Payments under contracts referencing new reference rates may significantly differ from those referencing LIBOR. For some instruments, the method of transitioning to a new reference rate may be challenging, especially if parties to an instrument cannot agree as to how to effect that transition. If a contract is not transitioned to a new reference rate and LIBOR ceases to exist, the impact on our obligations is likely to vary by contract. In addition, prior to LIBOR cessation, instruments that continue to refer to LIBOR may be impacted if there is a change in the availability or calculation of LIBOR. The transition from LIBOR to an alternative reference rate may change our market risk profile and require changes to risk and pricing models, valuation tools, product design, information technology systems, reporting infrastructure, operational processes and controls, and hedging strategies. In many cases, we may be dependent on third parties to upgrade systems, software and other critical functions that could materially disrupt our readiness if they are not done on a timely basis or otherwise fail. Our assessment of the ultimate impact of, and our planning for, the transition from LIBOR remains ongoing. Failure to adequately manage the transition could have a material adverse effect on our reputation, business, financial condition and results of operations. See “MD&A—Market Risk Profile” for additional information.
Our business could be negatively affected if we are unable to attract, retain and motivate skilled employees.
Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees, particularly employees with advanced expertise in credit, risk and digital and technology skills. We depend on our senior leaders and skilled employees to oversee simultaneous, transformative initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the costs associated with attracting and retaining them, is high. Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, our profile in the regions where we have offices and the professional opportunities we offer. Regulation or regulatory guidance restricting executive compensation, as well as evolving investor expectations, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with which we compete for talent. These laws and regulations may also hinder our ability to compete for talent with other industries. We rely upon our senior leaders not only for business success, but also to lead with integrity. To the extent our senior leaders behave in a manner that does not comport with our values, the consequences to our brand and reputation could be severe and could adversely affect our financial condition and results of operations. If we are unable to attract, develop and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership, our business could be negatively affected.
We face risks from unpredictable catastrophic events.
Despite the business contingency plans we have in place, such plans do not fully mitigate all potential business continuity risks to us. Natural disasters and other catastrophic events could harm our business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, as well as Richmond, Virginia and Plano, Texas. This may include a disruption involving damage or loss of access to a physical site, cyber incidents, terrorist activities, disease pandemics, natural disasters, extreme weather events, electrical outage, environmental hazard, technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business and customers are concentrated, such as the mid-Atlantic, New York or Texas metropolitan areas, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.
We face risks from the use of or changes to assumptions or estimates in our financial statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for loan and lease losses, the fair value of

31	Capital One Financial Corporation (COF)

certain assets and liabilities, and asset impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. For example, as of January 1, 2020, we are required to apply the CECL model based on expected lifetime losses rather than incurred losses, which will increase the impact of estimates on our reported results. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies.”
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
Our ability to engage in routine funding and other transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, servicing, counterparty and other relationships. We have exposure to financial institutions, intermediaries and counterparties that are exposed to risks over which we have little or no control.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 15.2 million square feet of owned or leased office and retail space, used to support our business. Of this overall portfolio, approximately 12.5 million square feet of space is dedicated for various corporate office uses and approximately 2.7 million square feet of space is for bank branches, Cafés and office space.
Our 12.5 million square feet of corporate office space consists of approximately 5.3 million square feet of leased space and 7.2 million square feet of owned space. Our headquarters is located in McLean, Virginia, and is included in our corporate office space. We maintain corporate office space primarily in Virginia, New York, Illinois, Texas, and Delaware.

32	Capital One Financial Corporation (COF)

Our 2.7 million square feet of bank branches, Cafés and office space consists of approximately 1.5 million square feet of leased space and 1.2 million square feet of owned space, including branch locations primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia. See “Note 7—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 18—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

33	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2020, there were 10,107 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

34	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2014 and ended December 31, 2019. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)

$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
$157
$153
$125
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2014	2015	2016	2017	2018	2019
Capital One	$100.00	$87.44	$105.68	$120.63	$91.57	$124.66
S&P 500 Index	100.00	99.27	108.74	129.86	121.76	156.92
S&P Financial Index	100.00	96.52	115.96	139.19	118.78	153.43

35	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2019.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2019. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
October	4,505,190	$89.59	4,505,190	$1,330
November	4,182,958	96.72	4,143,700	929
December	1,355,828	100.70	1,355,800	793
Total	10,043,976	94.06	10,004,690
__________

(1)
Comprises mainly repurchases of common stock under the 2019 Stock Repurchase Program. There were 39,258 and 28 shares withheld in November and December, respectively, to cover taxes on restricted stock awards whose restrictions have lapsed. For additional information including our 2019 Stock Repurchase Program, see “MD&A—Capital Management—Dividend Policy and Stock Purchases.”

36	Capital One Financial Corporation (COF)

Item 6. Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2019. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. Certain prior period amounts have been recast to conform to the current period presentation. We prepare our consolidated financial statements based on U.S. GAAP. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the MD&A included in this Report. The historical financial information presented may not be indicative of our future performance.
Five-Year Summary of Selected Financial Data

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2019	2018	2017	2016	2015	2019 vs. 2018	2018 vs. 2017
Income statement
Interest income	$28,513	$27,176	$25,222	$22,891	$20,459	5%	8%
Interest expense	5,173	4,301	2,762	2,018	1,625	20	56
Net interest income	23,340	22,875	22,460	20,873	18,834	2	2
Non-interest income	5,253	5,201	4,777	4,628	4,579	1	9
Total net revenue	28,593	28,076	27,237	25,501	23,413	2	3
Provision for credit losses	6,236	5,856	7,551	6,459	4,536	6	(22)
Non-interest expense:
Marketing	2,274	2,174	1,670	1,811	1,744	5	30
Operating expense	13,209	12,728	12,524	11,747	11,252	4	2
Total non-interest expense	15,483	14,902	14,194	13,558	12,996	4	5
Income from continuing operations before income taxes	6,874	7,318	5,492	5,484	5,881	(6)	33
Income tax provision	1,341	1,293	3,375	1,714	1,869	4	(62)
Income from continuing operations, net of tax	5,533	6,025	2,117	3,770	4,012	(8)	185
Income (loss) from discontinued operations, net of tax	13	(10)	(135)	(19)	38	**	(93)
Net income	5,546	6,015	1,982	3,751	4,050	(8)	**
Dividends and undistributed earnings allocated to participating securities	(41)	(40)	(13)	(24)	(20)	3	**
Preferred stock dividends	(282)	(265)	(265)	(214)	(158)	6	—
Issuance cost for redeemed preferred stock	(31)	—	—	—	—	**	**
Net income available to common stockholders	$5,192	$5,710	$1,704	$3,513	$3,872	(9)	**
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$11.07	$11.92	$3.80	$7.00	$7.08	(7)%	**
Income (loss) from discontinued operations	0.03	(0.02)	(0.28)	(0.04)	0.07	**	(93)%
Net income per basic common share	$11.10	$11.90	$3.52	$6.96	$7.15	(7)	**
Diluted earnings per common share:
Net income from continuing operations	$11.02	$11.84	$3.76	$6.93	$7.00	(7)%	**
Income (loss) from discontinued operations	0.03	(0.02)	(0.27)	(0.04)	0.07	**	(93)%
Net income per diluted common share	$11.05	$11.82	$3.49	$6.89	$7.07	(7)	**
Common shares outstanding (period-end, in millions)	456.6	467.7	485.5	480.2	527.3	(2)	(4)
Dividends declared and paid per common share	$1.60	$1.60	$1.60	$1.60	$1.50	—	—
Book value per common share (period-end)	127.05	110.47	100.37	98.95	89.67	15	10
Tangible book value per common share (period-end)(1)	83.72	69.20	60.28	57.76	53.65	21	15
Common dividend payout ratio(2)	14.41%	13.45%	45.45%	22.99%	20.98%	1	(32)
Stock price per common share (period end)	$102.91	$75.59	$99.58	$87.24	$72.18	36	(24)
Total market capitalization (period-end)	46,989	35,353	48,346	41,893	38,061	33	(27)
Balance sheet (average balances)
Loans held for investment	$247,450	$242,118	$245,565	$233,272	$210,745	2%	(1)%
Interest-earning assets	341,510	332,738	322,330	307,796	282,581	3	3
Total assets	374,924	363,036	354,924	339,974	313,474	3	2
Interest-bearing deposits	231,609	221,760	213,949	198,304	185,677	4	4
Total deposits	255,065	247,117	239,882	223,714	210,989	3	3
Borrowings	50,965	53,144	53,659	56,878	45,420	(4)	(1)
Common equity	50,960	45,831	45,170	45,162	45,072	11	1
Total stockholders’ equity	55,690	50,192	49,530	48,753	47,713	11	1

37	Capital One Financial Corporation (COF)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2019	2018	2017	2016	2015	2019 vs. 2018		2018 vs. 2017
Selected performance metrics
Purchase volume	$424,765	$387,102	$336,440	$307,138	$271,167	10%		15%
Total net revenue margin(3)	8.37%	8.44%	8.45%	8.29%	8.29%	(7	)bps	(1	)bps
Net interest margin	6.83	6.87	6.97	6.78	6.66	(4)		(10)
Return on average assets(4)	1.48	1.66	0.60	1.11	1.28	(18)		106
Return on average tangible assets(5)	1.54	1.73	0.62	1.16	1.35	(19)		111
Return on average common equity(6)	10.16	12.48	4.07	7.82	8.51	(232)		8%
Return on average tangible common equity(7)	14.37	18.56	6.16	11.93	12.87	(419)		12
Equity-to-assets ratio(8)	14.85	13.83	13.96	14.34	15.22	102		(13	)bps
Non-interest expense as a percentage of average loans held for investment	6.26	6.15	5.78	5.81	6.17	11		37
Efficiency ratio(9)	54.15	53.08	52.11	53.17	55.51	107		97
Operating efficiency ratio(10)	46.20	45.33	45.98	46.06	48.06	87		(65)
Effective income tax rate from continuing operations	19.5	17.7	61.5	31.3	31.8	180		(44)%
Net charge-offs	$6,252	$6,112	$6,562	$5,062	$3,695	2%		(7)
Net charge-off rate	2.53%	2.52%	2.67%	2.17%	1.75%	1	bps	(15	)bps

	December 31,					Change
(Dollars in millions, except as noted)	2019	2018	2017	2016	2015	2019 vs. 2018		2018 vs. 2017
Balance sheet (period-end)
Loans held for investment	$265,809	$245,899	$254,473	$245,586	$229,851	8%		(3)%
Interest-earning assets	355,202	341,293	334,124	321,807	302,007	4		2
Total assets	390,365	372,538	365,693	357,033	334,048	5		2
Interest-bearing deposits	239,209	226,281	217,298	211,266	191,874	6		4
Total deposits	262,697	249,764	243,702	236,768	217,721	5		2
Borrowings	55,697	58,905	60,281	60,460	59,115	(5)		(2)
Common equity	53,157	47,307	44,370	43,154	43,990	12		7
Total stockholders’ equity	58,011	51,668	48,730	47,514	47,284	12		6
Credit quality metrics
Allowance for loan and lease losses	$7,208	$7,220	$7,502	$6,503	$5,130	—		(4)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.71%	2.94%	2.95%	2.65%	2.23%	(23	)bps	(1	)bps
30+ day performing delinquency rate	3.51	3.62	3.23	2.93	2.69	(11)		39
30+ day delinquency rate	3.74	3.84	3.48	3.27	3.00	(10)		36
Capital ratios
Common equity Tier 1 capital(11)	12.2%	11.2%	10.3%	10.1%	11.1%	100	bps	90	bps
Tier 1 capital(11)	13.7	12.7	11.8	11.6	12.4	100		90
Total capital(11)	16.1	15.1	14.4	14.3	14.6	100		70
Tier 1 leverage(11)	11.7	10.7	9.9	9.9	10.6	100		80
Tangible common equity(12)	10.2	9.1	8.3	8.1	8.9	110		80
Supplementary leverage(11)	9.9	9.0	8.4	8.6	9.2	90		60
Other
Employees (period end, in thousands)	51.9	47.6	49.3	47.3	45.4	9%		(3)%
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table F —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

(2)	Common dividend payout ratio is calculated based on dividends per common share for the period divided by basic earnings per common share for the period.

(3)	Total net revenue margin is calculated based on total net revenue for the period divided by average interest-earning assets for the period.

(4)	Return on average assets is calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.

(5)
Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table F—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

38	Capital One Financial Corporation (COF)

(6)
Return on average common equity is calculated based on net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.

(7)
Return on average tangible common equity is a non-GAAP measure calculated based on net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity (“TCE”). Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table F—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

(8)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(9)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(10)	Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.

(11)	Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions. See “MD&A—Capital Management” for additional information.

(12)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table F—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Change is not meaningful.

39	Capital One Financial Corporation (COF)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I-Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this 2019 Annual Report on Form 10-K (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “Part I—Item 1. Business—Overview—Cybersecurity Incident” and “Note 18—Commitments, Contingencies, Guarantees and Others” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2019 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2019 and accompanying notes. MD&A is organized in the following sections:

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $5.5 billion ($11.05 per diluted common share) on total net revenue of $28.6 billion for 2019. In comparison, we reported net income of $6.0 billion ($11.82 per diluted common share) on total net revenue of $28.1 billion for 2018, and $2.0 billion ($3.49 per diluted common share) on total net revenue of $27.2 billion for 2017.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.2% and 11.2% as of December 31, 2019 and 2018, respectively. See “MD&A—Capital Management” below for additional information.
On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock (“2019 Stock Repurchase Program”) beginning in the third quarter of 2019 through the end of the second quarter of 2020. Through the end of 2019, we repurchased approximately $1.4 billion of shares of our common stock under the 2019 Stock Repurchase Program. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
On July 29, 2019, we announced the Cybersecurity Incident. For more information, see “Part I—Item 1. Business—Overview—Cybersecurity Incident” and “Note 18—Commitments, Contingencies, Guarantees and Others.”
Below are additional highlights of our performance in 2019. These highlights are generally based on a comparison between the results of 2019 and 2018, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2019 compared to our financial condition and credit performance as of December 31, 2018. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

40	Capital One Financial Corporation (COF)

Discussions of our performance in 2017 and comparisons between 2018 and 2017 can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Total Company Performance

•	Earnings: Our net income decreased by $469 million to $5.5 billion in 2019 compared to 2018 primarily driven by:

◦	higher non-interest expense due to continued investments in technology and infrastructure, expenses related to the Walmart partnership, and increased marketing expense;

◦	higher provision for credit losses largely due to credit deterioration in our commercial energy loan portfolio and an allowance release in our auto loan portfolio in 2018; and

◦
the net impact of the absence of significant activities that occurred in 2018, including gains from the sales of our exited businesses, a benefit related to a tax methodology change on rewards costs, an impairment charge as a result of repositioning our investment securities portfolio, and a legal reserve build.

These drivers were partially offset by:

◦
higher net interest income due to higher yields on interest-earnings assets and growth in our loan portfolio, including the acquired Walmart portfolio, partially offset by higher interest expense from higher rates paid and growth in our deposit products; and

◦	an increase in net interchange fees driven by higher purchase volume.

•	Loans Held for Investment:

◦
Period-end loans held for investment increased by $19.9 billion to $265.8 billion as of December 31, 2019 from December 31, 2018 primarily driven by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio, as well as growth in our commercial and auto loan portfolios.

◦
Average loans held for investment increased by $5.3 billion to $247.5 billion in 2019 compared to 2018 primarily driven by growth in our commercial, domestic credit card including the acquired Walmart portfolio, and auto loan portfolios, partially offset by the impact of lower loan balances from the sale of our consumer home loan portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate remained substantially flat at 2.53% in 2019 as the impact of lower loan balances from the sale of our consumer home loan portfolio was largely offset by growth in our domestic credit card loan portfolios, including the acquired Walmart portfolio.

Our 30+ day delinquency rate decreased by 10 basis points to 3.74% as of December 31, 2019 from December 31, 2018 primarily driven by the strong economy and stable underlying credit performance in our domestic credit card loan portfolio, partially offset by the impact of the acquired Walmart portfolio.

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses remained substantially flat at $7.2 billion as of December 31, 2019 as an allowance release in our domestic credit card loan portfolio largely due to the strong economy and stable underlying credit performance was offset by an allowance build due to credit deterioration in our commercial energy loan portfolio.

Our allowance coverage ratio decreased by 23 basis points to 2.71% as of December 31, 2019 from December 31, 2018 primarily driven by the strong economy and stable underlying credit performance in our domestic credit card loan portfolio and the impacts from partner loss sharing arrangements, offset by higher reserves in our commercial banking business.

41	Capital One Financial Corporation (COF)

Business Outlook
We discuss below our expectations as of the time this Report was filed regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in this Report. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed;

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made; or

•
the potential impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident, other than the incremental costs related to the incident we expect to incur in 2020 which will be separately reported as an adjusting item as it relates to the Company’s financial results.

See “Part I—Item 1. Business—Forward-Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.
Total Company Expectations
Marketing and Efficiency:

•	We expect to achieve modest improvements in full-year operating efficiency ratio, net of adjustments, in 2020, with a bigger move down to 42% in 2021.

•	We expect the operating efficiency ratio improvement to drive significant improvement in our total efficiency ratio by 2021.

•	We expect marketing expense for full-year 2020 to be moderately higher than marketing expense for full-year 2019.
Capital/Current Expected Credit Loss (“CECL”):

•
We estimate that the adoption of the CECL model will increase our reserves for credit losses by approximately $2.9 billion and expect that the phased-in impact of adopting CECL will reduce our common equity Tier 1 capital ratio by 16 basis points in the first quarter of 2020. See “MD&A—Accounting Changes and Developments” in this Report for additional information related to the CECL adoption impact.

•
We expect the recently finalized Tailoring Rules will provide a tailwind to our capital reduction under stress and that we believe there is an opportunity for capital relief under the Stress Capital Buffer Proposed Rule.

•
We expect when we opt-out of the requirement to include in regulatory capital certain elements of Accumulated other comprehensive income (“AOCI”) under the Tailoring Rules, our common equity Tier 1 ratio will decrease about 30 basis points.

Business Segment Expectations
Consumer Banking:

•	We continue to expect that the annual auto net charge-off rate will increase gradually as the cycle plays out.

42	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2019 and 2018. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” You should read this section together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings and other interest-bearing liabilities. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

43	Capital One Financial Corporation (COF)

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2019, 2018 and 2017 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2019			2018			2017
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$114,256	$17,688	15.48%	$109,820	$16,948	15.43%	$103,468	$15,735	15.21%
Consumer banking	60,708	5,082	8.37	65,146	4,904	7.53	74,865	4,984	6.66
Commercial banking(2)	73,572	3,306	4.49	68,221	3,033	4.45	68,150	2,630	3.86
Other(3)	16	(214)	**	184	(157)	**	130	39	30.00
Total loans, including loans held for sale	248,552	25,862	10.41	243,371	24,728	10.16	246,613	23,388	9.48
Investment securities	81,467	2,411	2.96	79,224	2,211	2.79	68,896	1,711	2.48
Cash equivalents and other interest-earning assets	11,491	240	2.08	10,143	237	2.33	6,821	123	1.80
Total interest-earning assets	341,510	28,513	8.35	332,738	27,176	8.17	322,330	25,222	7.82
Cash and due from banks	4,300			3,877			3,457
Allowance for loan and lease losses	(7,176)			(7,404)			(7,025)
Premises and equipment, net	4,289			4,163			3,931
Other assets	32,001			29,662			32,231
Total assets	$374,924			$363,036			$354,924
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$231,609	$3,420	1.48%	$221,760	$2,598	1.17%	$213,949	$1,602	0.75%
Securitized debt obligations	18,020	523	2.90	19,014	496	2.61	18,237	327	1.79
Senior and subordinated notes	30,821	1,159	3.76	31,295	1,125	3.60	27,866	731	2.62
Other borrowings and liabilities	3,369	71	2.12	4,028	82	2.04	8,917	102	1.14
Total interest-bearing liabilities	283,819	5,173	1.82	276,097	4,301	1.56	268,969	2,762	1.03
Non-interest-bearing deposits	23,456			25,357			25,933
Other liabilities	11,959			11,390			10,492
Total liabilities	319,234			312,844			305,394
Stockholders’ equity	55,690			50,192			49,530
Total liabilities and stockholders’ equity	$374,924			$363,036			$354,924
Net interest income/spread		$23,340	6.53		$22,875	6.61		$22,460	6.79
Impact of non-interest-bearing funding			0.30			0.26			0.18
Net interest margin			6.83%			6.87%			6.97%
__________

(1)	Past due fees included in interest income totaled approximately $1.7 billion for 2019 and 2018 and $1.6 billion for 2017.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate (21% for 2019 and 2018 and 35% for 2017) and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $82 million for 2019 and 2018 and $129 million in 2017, with corresponding reductions to the Other category.

(3)
Interest income/expense of Other represents the impact of hedge accounting of our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

**	Not meaningful.

44	Capital One Financial Corporation (COF)

Net interest income increased by $465 million to $23.3 billion in 2019 compared to 2018, primarily driven by higher yields on interest-earnings assets and growth in our loan portfolio, including the acquired Walmart portfolio, partially offset by higher interest expense from higher rates paid and growth in our deposit products.
Net interest margin decreased by 4 basis points to 6.83% in 2019 compared to 2018 as higher rates on our retail deposits were largely offset by higher yields on interest-earning assets and growth in our loan portfolio.

Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$740	$687	$53	$1,213	$977	$236
Consumer banking	178	(334)	512	(80)	(647)	567
Commercial banking(2)	273	240	33	403	3	400
Other(3)	(57)	50	(107)	(196)	(46)	(150)
Total loans, including loans held for sale	1,134	643	491	1,340	287	1,053
Investment securities	200	64	136	500	273	227
Cash equivalents and other interest-earning assets	3	28	(25)	114	69	45
Total interest income	1,337	735	602	1,954	629	1,325
Interest expense:
Interest-bearing deposits	822	120	702	996	61	935
Securitized debt obligations	27	(26)	53	169	14	155
Senior and subordinated notes	34	(17)	51	394	98	296
Other borrowings and liabilities	(11)	(14)	3	(20)	(56)	36
Total interest expense	872	63	809	1,539	117	1,422
Net interest income	$465	$672	$(207)	$415	$512	$(97)
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

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate (21% for 2019 and 2018 and 35% for 2017) and state taxes where applicable, with offsetting reductions to the Other category.

(3)
Interest income/expense of Other represents the impact of hedge accounting of our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

45	Capital One Financial Corporation (COF)

Non-Interest Income
Table 3 displays the components of non-interest income for 2019, 2018 and 2017.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Interchange fees, net	$3,179	$2,823	$2,573
Service charges and other customer-related fees	1,330	1,585	1,597
Net securities gains (losses)	26	(209)	65
Other non-interest income:(1)
Mortgage banking revenue	165	661	201
Treasury and other investment income	193	49	126
Other	360	292	215
Total other non-interest income	718	1,002	542
Total non-interest income	$5,253	$5,201	$4,777
________

(1)	Includes gains of $61 million and losses of $15 million on deferred compensation plan investments in 2019 and 2018, respectively.
Non-interest income remained relatively flat at $5.3 billion in 2019 as the increase in net interchange fees, driven by higher purchase volume, was largely offset by:

•
the absence of the significant activities that occurred in 2018, including the gains from the sales of our exited businesses and the impairment charge as a result of repositioning our investment securities portfolio; and

•	lower service charges and other customer-related fees.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $6.2 billion, $5.9 billion and $7.6 billion in 2019, 2018 and 2017, respectively. The provision for credit losses as a percentage of net interest income was 26.7%, 25.6% and 33.6% in 2019, 2018 and 2017, respectively.
Our provision for credit losses increased by $380 million to $6.2 billion in 2019 compared to 2018 primarily driven by credit deterioration in our commercial energy loan portfolio and an allowance release in our auto loan portfolio in 2018 .
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “MD&A—Credit Risk Profile,” and “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

46	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 4 displays the components of non-interest expense for 2019, 2018 and 2017.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Salaries and associate benefits(1)	$6,388	$5,727	$5,899
Occupancy and equipment	2,098	2,118	1,939
Marketing	2,274	2,174	1,670
Professional services	1,237	1,145	1,097
Communications and data processing	1,290	1,260	1,177
Amortization of intangibles	112	174	245
Other non-interest expense:
Bankcard, regulatory and other fee assessments	362	490	626
Collections	400	413	364
Fraud losses	383	364	334
Other(2)	939	1,037	843
Total other non-interest expense	2,084	2,304	2,167
Total non-interest expense	$15,483	$14,902	$14,194
_________

(1)
Includes expenses of $61 million and benefits of $15 million related to our deferred compensation plan in 2019 and 2018, respectively. These amounts have corresponding offsets in other non-interest income.

(2)	Includes $38 million of net Cybersecurity Incident expenses in 2019, consisting of $72 million of expenses and $34 million of insurance recoveries.
Non-interest expense increased by $581 million to $15.5 billion in 2019 compared to 2018 primarily due to continued investments in technology and infrastructure, expenses related to the Walmart partnership, and increased marketing expenses, partially offset by the absence of a legal reserve build.
Income Taxes
We recorded income tax provisions of $1.3 billion (19.5% effective income tax rate), $1.3 billion (17.7% effective income tax rate) and $3.4 billion (61.5% effective income tax rate) in 2019, 2018 and 2017, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of the changes in tax credits, tax-exempt income, and non-deductible expenses relative to our pre-tax earnings.
We recorded discrete tax benefits of $19 million in 2019, discrete tax benefits of $318 million in 2018 primarily driven by a benefit of $284 million related to a tax methodology change on rewards costs and discrete tax expenses of $1.7 billion in 2017 primarily consisting of the charges of $1.8 billion for the estimated impacts of the Tax Act.
The increase in our effective tax rate in 2019 compared to 2018 was primarily due to a decrease in recorded discrete tax benefit, partially offset by higher tax credits and lower non-deductible expenses relative to our income.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes”.

47	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $17.8 billion to $390.4 billion as of December 31, 2019 from December 31, 2018 primarily driven by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio, as well as growth in our commercial and auto loan portfolios.
Total liabilities increased by $11.5 billion to $332.4 billion as of December 31, 2019 from December 31, 2018 primarily driven by deposit growth, partially offset by maturities of our short-term Federal Home Loan Banks (“FHLB”) advances.
Stockholders’ equity increased by $6.3 billion to $58.0 billion as of December 31, 2019 from December 31, 2018 primarily due to our net income of $5.5 billion, changes in accumulated other comprehensive income of $2.4 billion and the net issuance of preferred stock, partially offset by repurchases of common stock under the 2019 Stock Repurchase Program and dividend payments to our stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The U.S. Treasury and Agency securities generally have high credit ratings and low credit risks, and our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio, as of both December 31, 2019 and 2018.
On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules. As a Category III institution, we are no longer required to include in regulatory capital certain elements of AOCI, including unrealized gains and losses from available for sale securities. The impact of this transfer and changes in interest rates increased the fair value of our available for sale securities portfolio by $33.1 billion to $79.2 billion as of December 31, 2019 from December 31, 2018. See “MD&A—Capital Management” and “Note 2—Investment Securities” for more information.
Table 5 presents the amortized cost and fair value for the major categories of our available for sale securities portfolio as of December 31, 2019, 2018 and 2017.
Table 5: Investment Securities

	December 31,
	2019		2018		2017
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,122	$4,124	$6,146	$6,144	$5,168	$5,171
RMBS:
Agency	62,003	62,839	32,710	31,903	26,013	25,678
Non-agency	1,235	1,499	1,440	1,742	1,722	2,114
Total RMBS	63,238	64,338	34,150	33,645	27,735	27,792
Agency CMBS	9,303	9,426	4,806	4,739	3,209	3,175
Other securities(1)	1,321	1,325	1,626	1,622	1,516	1,517
Total investment securities available for sale	$77,984	$79,213	$46,728	$46,150	$37,628	$37,655
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

48	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for loan and lease losses, and net loan balance as of December 31, 2019 and 2018.
Table 6: Loans Held for Investment

	December 31, 2019			December 31, 2018
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$128,236	$5,395	$122,841	$116,361	$5,535	$110,826
Consumer Banking	63,065	1,038	62,027	59,205	1,048	58,157
Commercial Banking	74,508	775	73,733	70,333	637	69,696
Total	$265,809	$7,208	$258,601	$245,899	$7,220	$238,679
Loans held for investment increased by $19.9 billion to $265.8 billion as of December 31, 2019 from December 31, 2018 primarily driven by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio, as well as growth in our commercial and auto loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 3—Loans.”
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
Table 7 provides the composition of our primary sources of funding as of December 31, 2019 and 2018.
Table 7: Funding Sources Composition

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$213,099	67%	$198,607	64%
Commercial Banking	32,134	10	29,480	10
Other(1)	17,464	5	21,677	7
Total deposits	262,697	82	249,764	81
Securitized debt obligations	17,808	6	18,307	6
Other debt	37,889	12	40,598	13
Total funding sources	$318,394	100%	$308,669	100%
__________

(1)	Includes brokered deposits of $16.7 billion and $21.2 billion as of December 31, 2019 and 2018, respectively.
Total deposits increased by $12.9 billion to $262.7 billion as of December 31, 2019 from December 31, 2018 primarily driven by strong growth as a result of our national banking strategy in our Consumer Banking business.
Securitized debt obligations decreased by $499 million to $17.8 billion as of December 31, 2019 from December 31, 2018 primarily driven by net maturities in our credit card securitizations, partially offset by issuances in our auto securitizations.
Other debt decreased by $2.7 billion to $37.9 billion as of December 31, 2019 from December 31, 2018 primarily driven by maturities of our short-term FHLB advances.
We provide additional information on our funding sources in “MD&A—Liquidity Risk Profile” and “Note 8—Deposits and Borrowings.”

49	Capital One Financial Corporation (COF)

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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $1.7 billion as of December 31, 2019, a decrease of $425 million from December 31, 2018. The decrease in our net deferred tax assets was primarily driven by the increase in the fair value of our investment securities portfolio.
We recorded valuation allowances of $223 million and $245 million as of December 31, 2019 and 2018, respectively. We expect to fully realize the 2019 net deferred tax assets in future periods. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “MD&A—Consolidated Results of Operations” and “Note 15 — Income Taxes.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Note 5—Variable Interest Entities and Securitizations” and “Note 18—Commitments, Contingencies, Guarantees and Others.”

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on U.S. GAAP. There is no comprehensive

50	Capital One Financial Corporation (COF)

authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed presentation of our business segment results may not be comparable to similar information provided by other financial services companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP.
We summarize our business segment results for the years ended December 31, 2019, 2018 and 2017 and provide a comparative discussion of the results of 2019 and 2018, as well as changes in our financial condition and credit performance metrics as of December 31, 2019 compared to December 31, 2018. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue and income from continuing operations, for the years ended December 31, 2019, 2018 and 2017. We provide information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
Table 8: Business Segment Results

	Year Ended December 31,
	2019				2018				2017
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$18,349	64%	$3,127	57%	$17,687	63%	$3,191	53%	$16,973	62%	$1,920	91%
Consumer Banking	7,375	26	1,799	32	7,212	26	1,800	30	7,129	26	1,090	51
Commercial Banking(3)(4)	2,814	10	621	11	2,788	10	806	13	2,969	11	676	32
Other(3)(4)	55	—	(14)	—	389	1	228	4	166	1	(1,569)	(74)
Total	$28,593	100%	$5,533	100%	$28,076	100%	$6,025	100%	$27,237	100%	$2,117	100%
__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% for 2019 and 2018 and 35% for 2017) and state taxes where applicable, with offsetting reductions to the Other category.

(4)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $108 million for the year ended December 31, 2018, with an offsetting increase in the Other category.

51	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $3.1 billion, $3.2 billion and $1.9 billion in 2019, 2018 and 2017, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2019	2018	2017		2019 vs. 2018		2018 vs. 2017
Selected income statement data:
Net interest income	$14,461	$14,167	$13,648		2%		4%
Non-interest income	3,888	3,520	3,325		10		6
Total net revenue(1)	18,349	17,687	16,973		4		4
Provision for credit losses	4,992	4,984	6,066		—		(18)
Non-interest expense	9,271	8,542	7,916		9		8
Income from continuing operations before income taxes	4,086	4,161	2,991		(2)		39
Income tax provision	959	970	1,071		(1)		(9)
Income from continuing operations, net of tax	$3,127	$3,191	$1,920		(2)		66
Selected performance metrics:
Average loans held for investment(2)	$114,202	$109,820	$103,468		4		6
Average yield on loans held for investment(3)	15.49%	15.43%	15.21%		6	bps	22	bps
Total net revenue margin(4)	16.07	16.11	16.40		(4)		(29)
Net charge-offs	$5,149	$5,069	$5,054		2%		—
Net charge-off rate	4.51%	4.62%	4.88%		(11	)bps	(26	)bps
Purchase volume	$424,765	$387,102	$336,440		10%		15%

(Dollars in millions, except as noted)	December 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$128,236	$116,361	10%
30+ day performing delinquency rate	3.89%	4.00%	(11	)bps
30+ day delinquency rate	3.91	4.01	(10)
Nonperforming loan rate(5)	0.02	0.02	—
Allowance for loan and lease losses	$5,395	$5,535	(3)%
Allowance coverage ratio	4.21%	4.76%	(55	)bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our provision for credit losses. Total net revenue was reduced by $1.4 billion, $1.3 billion and $1.4 billion in 2019, 2018 and 2017, respectively, for the estimated uncollectible amount of billed finance charges and fees, and related losses. The finance charge and fee reserve totaled $462 million and $468 million as of December 31, 2019 and 2018, respectively.

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

52	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for 2019 compared to 2018, and changes in financial condition and credit performance between December 31, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income increased by $294 million to $14.5 billion in 2019 primarily driven by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio.

•	Non-Interest Income: Non-interest income increased by $368 million to $3.9 billion in 2019 primarily due to an increase in net interchange fees driven by higher purchase volume.

•
Provision for Credit Losses: The provision for credit losses remained substantially flat at $5.0 billion in 2019 as the allowance releases due to the strong economy and stable underlying credit performance and the sale of certain partnership receivables were largely offset by the allowance build related to the acquired Walmart portfolio.

•
Non-Interest Expense: Non-interest expense increased by $729 million to $9.3 billion in 2019 primarily driven by continued investments in technology and infrastructure as well as expenses related to the Walmart partnership.

•
Loans Held for Investment: Period-end loans held for investment increased by $11.9 billion to $128.2 billion as of December 31, 2019 from December 31, 2018 and average loans held for investment increased by $4.4 billion to $114.2 billion in 2019 compared to 2018 primarily due to growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 11 basis points to 4.51% in 2019 compared to 2018 primarily driven by the impacts of the acquired Walmart portfolio, the strong economy and stable underlying credit performance in our domestic credit card loan portfolio.

The 30+ day delinquency rate decreased by 10 basis points to 3.91% as of December 31, 2019 from December 31, 2018 primarily due to the strong economy and stable underlying credit performance in our domestic credit card loan portfolio, partially offset by the impacts of the acquired Walmart portfolio.

53	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $3.0 billion in both 2019 and 2018 and $1.7 billion in 2017. In 2019, 2018 and 2017, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2019	2018	2017		2019 vs. 2018		2018 vs. 2017
Selected income statement data:
Net interest income	$13,265	$12,926	$12,504		3%		3%
Non-interest income	3,684	3,239	3,069		14		6
Total net revenue(1)	16,949	16,165	15,573		5		4
Provision for credit losses	4,671	4,653	5,783		—		(20)
Non-interest expense	8,308	7,621	7,078		9		8
Income from continuing operations before income taxes	3,970	3,891	2,712		2		43
Income tax provision	925	907	990		2		(8)
Income from continuing operations, net of tax	$3,045	$2,984	$1,722		2		73
Selected performance metrics:
Average loans held for investment(2)	$105,270	$100,832	$94,923		4		6
Average yield on loans held for investment(3)	15.47%	15.36%	15.16%		11	bps	20	bps
Total net revenue margin(4)	16.10	16.03	16.41		7		(38)
Net charge-offs	$4,818	$4,782	$4,739		1%		1%
Net charge-off rate	4.58%	4.74%	4.99%		(16	)bps	(25	)bps
Purchase volume	$390,032	$354,158	$306,824		10%		15%

(Dollars in millions, except as noted)	December 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment(2)	$118,606	$107,350	10%
30+ day performing delinquency rate	3.93%	4.04%	(11	)bps
Allowance for loan and lease losses	$4,997	$5,144	(3)%
Allowance coverage ratio	4.21%	4.79%	(58	)bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in 2019 compared to 2018 primarily driven by:

•	an increase in net interchange fees due to higher purchase volume; and

•	higher net interest income due to growth in our loan portfolio, including the acquired Walmart portfolio.
These drivers were partially offset by continued investments in technology and infrastructure and expenses related to the Walmart partnership.

54	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, net interchange income and service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $1.8 billion in both 2019 and 2018 and $1.1 billion in 2017.
Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2019	2018	2017		2019 vs. 2018		2018 vs. 2017
Selected income statement data:
Net interest income	$6,732	$6,549	$6,380		3%		3%
Non-interest income	643	663	749		(3)		(11)
Total net revenue	7,375	7,212	7,129		2		1
Provision for credit losses	938	838	1,180		12		(29)
Non-interest expense	4,091	4,027	4,233		2		(5)
Income from continuing operations before income taxes	2,346	2,347	1,716		—		37
Income tax provision	547	547	626		—		(13)
Income from continuing operations, net of tax	$1,799	$1,800	$1,090		—		65
Selected performance metrics:
Average loans held for investment:
Auto	$57,938	$55,610	$51,477		4		8
Home loan(1)	—	6,266	19,681		**		(68)
Retail banking	2,770	3,075	3,463		(10)		(11)
Total consumer banking	$60,708	$64,951	$74,621		(7)		(13)
Average yield on loans held for investment(2)	8.37%	7.54%	6.67%		83	bps	87	bps
Average deposits	$205,012	$193,053	$185,201		6%		4%
Average deposits interest rate	1.24%	0.95%	0.62%		29	bps	33	bps
Net charge-offs	$947	$981	$1,038		(3)%		(5)%
Net charge-off rate	1.56%	1.51%	1.39%		5	bps	12	bps
Auto loan originations	$29,251	$26,276	$27,737		11%		(5)%

(Dollars in millions, except as noted)	December 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Auto	$60,362	$56,341	7%
Retail banking	2,703	2,864	(6)
Total consumer banking	$63,065	$59,205	7
30+ day performing delinquency rate	6.63%	6.67%	(4	)bps
30+ day delinquency rate	7.34	7.36	(2)
Nonperforming loan rate	0.81	0.81	—
Nonperforming asset rate(3)	0.91	0.90	1
Allowance for loan and lease losses	$1,038	$1,048	(1)%
Allowance coverage ratio	1.65%	1.77%	(12	)bps
Deposits	$213,099	$198,607	7%
__________

55	Capital One Financial Corporation (COF)

(1)	In 2018, we sold all of our consumer home loan portfolio and the related servicing. The impact of this sale is reflected in the Other category.

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
Key factors affecting the results of our Consumer Banking business for 2019 compared to 2018, and changes in financial condition and credit performance between December 31, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income increased by $183 million to $6.7 billion in 2019 primarily driven by higher yields and growth in our auto loan portfolio as well as higher deposit volumes in our Retail Banking business, partially offset by the reduction in net interest income from the sale of our consumer home loan portfolio.

Consumer Banking loan yields increased by 83 basis points to 8.37% in 2019 compared to 2018. The increase was primarily driven by changes in product mix due to the sale of our consumer home loan portfolio as well as originated yield improvements in our auto loan portfolio.

•	Non-Interest Income: Non-interest income remained substantially flat at $643 million in 2019.

•
Provision for Credit Losses: The provision for credit losses increased by $100 million to $938 million in 2019 primarily driven by the allowance release in 2018 largely due to improvements in credit trends in our auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $64 million to $4.1 billion in 2019 primarily driven by higher operating expenses due to growth in our auto loan portfolio and increased marketing expense associated with our national banking strategy, partially offset by lower operating expense due to the sale of our consumer home loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.9 billion to $63.1 billion as of December 31, 2019 from December 31, 2018 due to growth in our auto loan portfolio. Average loans held for investment decreased by $4.2 billion to $60.7 billion in 2019 compared to 2018 primarily due to the sale of our consumer home loan portfolio, partially offset by growth in our auto loan portfolio.

•	Deposits: Period-end deposits increased by $14.5 billion to $213.1 billion as of December 31, 2019 from December 31, 2018 driven by strong growth as a result of our national banking strategy.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 5 basis points to 1.56% in 2019 compared to 2018 primarily driven by lower loan balances due to the sale of our consumer home loan portfolio, partially offset by lower net charge-offs and growth in our auto loan portfolio.

The 30+ day delinquency rate remained substantially flat at 7.34% as of December 31, 2019 from December 31, 2018 as the impact of growth in our auto loan portfolio was largely offset by higher auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $621 million, $806 million and $676 million in 2019, 2018 and 2017, respectively.

56	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2019	2018	2017		2019 vs. 2018		2018 vs. 2017
Selected income statement data:
Net interest income	$1,983	$2,044	$2,261		(3)%		(10)%
Non-interest income	831	744	708		12		5
Total net revenue(1)(2)	2,814	2,788	2,969		1		(6)
Provision for credit losses(3)	306	83	301		**		(72)
Non-interest expense	1,699	1,654	1,603		3		3
Income from continuing operations before income taxes	809	1,051	1,065		(23)		(1)
Income tax provision	188	245	389		(23)		(37)
Income from continuing operations, net of tax	$621	$806	$676		(23)		19
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$29,608	$27,771	$27,370		7		1
Commercial and industrial	42,863	39,188	39,606		9		(1)
Total commercial lending	72,471	66,959	66,976		8		—
Small-ticket commercial real estate	69	371	442		(81)		(16)
Total commercial banking	$72,540	$67,330	$67,418		8		—
Average yield on loans held for investment(1)(4)	4.51%	4.46%	3.87%		5	bps	59	bps
Average deposits	$31,229	$32,175	$33,947		(3)%		(5)%
Average deposits interest rate	1.18%	0.72%	0.39%		46	bps	33	bps
Net charge-offs	$156	$56	$465		179%		(88)%
Net charge-off rate	0.22%	0.08%	0.69%		14	bps	(61	)bps

(Dollars in millions, except as noted)	December 31, 2019	December 31, 2018	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$30,245	$28,899	5%
Commercial and industrial	44,263	41,091	8
Total commercial lending	74,508	69,990	6
Small-ticket commercial real estate	—	343	**
Total commercial banking	$74,508	$70,333	6
Nonperforming loan rate	0.60%	0.44%	16	bps
Nonperforming asset rate(5)	0.60	0.45	15
Allowance for loan and lease losses(3)	$775	$637	22%
Allowance coverage ratio	1.04%	0.91%	13	bps
Deposits	$32,134	$29,480	9%
Loans serviced for others	38,481	32,588	18
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% for 2019 and 2018 and 35% for 2017) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $108 million for the year ended December 31, 2018, with an offsetting increase in the Other category.

57	Capital One Financial Corporation (COF)

(3)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $130 million, $118 million and $117 million as of December 31, 2019, 2018 and 2017, respectively.

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
Key factors affecting the results of our Commercial Banking business for 2019 compared to 2018, and changes in financial condition and credit performance between December 31, 2019 and December 31, 2018 include the following:

•
Net Interest Income: Net interest income decreased by $61 million to $2.0 billion in 2019 primarily driven by lower margin on loans and deposits, partially offset by growth across our commercial loan portfolios.

•
Non-Interest Income: Non-interest income increased by $87 million to $831 million in 2019 primarily driven by higher revenue from our capital markets, treasury management products, and agency businesses.

•	Provision for Credit Losses: Provision for credit losses increased by $223 million to $306 million in 2019 primarily driven by credit deterioration in our commercial energy loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $45 million to $1.7 billion in 2019 primarily driven by higher operating expenses associated with continued investments in technology and other business initiatives.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.2 billion to $74.5 billion as of December 31, 2019 from December 31, 2018, and average loans held for investment increased by $5.2 billion to $72.5 billion in 2019 compared to 2018 primarily driven by growth across our commercial loan portfolios.

•	Deposits: Period-end deposits increased by $2.7 billion to $32.1 billion as of December 31, 2019 from December 31, 2018 primarily driven by new business growth.

•	Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 14 basis points to 0.22% in 2019 primarily driven by charge-offs in our commercial energy loan portfolio.
The nonperforming loan rate increased by 16 basis points to 0.60% as of December 31, 2019 from December 31, 2018 primarily driven by downgrades in our commercial energy loan portfolio.
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

•	offsets related to certain line-item reclassifications;

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

•	foreign exchange-rate fluctuations on foreign currency-denominated balances.

58	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Selected income statement data:
Net interest income	$164	$115	$171	43%	(33)%
Non-interest income (loss)	(109)	274	(5)	**	**
Total net revenue(1)(2)	55	389	166	(86)	134
Provision (benefit) for credit losses	—	(49)	4	**	**
Non-interest expense(3)	422	679	442	(38)	54
Loss from continuing operations before income taxes	(367)	(241)	(280)	52	(14)
Income tax provision (benefit)	(353)	(469)	1,289	(25)	**
Income (loss) from continuing operations, net of tax	$(14)	$228	$(1,569)	**	**
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% for 2019 and 2018 and 35% for 2017) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, prior period results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $108 million for the year ended December 31, 2018, with an offsetting increase in the Other category.

(3)	Includes $38 million of net Cybersecurity Incident expenses in 2019, consisting of $72 million of expenses and $34 million of insurance recoveries.

**	Not meaningful.
Net loss from continuing operations recorded in the Other category was $14 million in 2019 compared to net income of $228 million in 2018, primarily driven by the net impact of the absence of significant activities that occurred in 2018, including gains from the sales of our exited businesses, a benefit related to a tax methodology change on rewards costs, an impairment charge as a result of repositioning our investment securities portfolio, and a legal reserve build.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:

•	Loan loss reserves

•	Asset impairment

•	Fair value of financial instruments

•	Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

59	Capital One Financial Corporation (COF)

Loan Loss Reserves
We maintain an allowance for loan and lease losses that represents management’s estimate of incurred loan and lease losses inherent in our credit card, consumer banking and commercial banking loans held for investment as of each balance sheet date. We also separately reserve for contractually binding unfunded lending commitments. We build our allowance for loan and lease losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for loan and lease losses and changes in the reserve for unfunded lending commitments. The allowance for loan and lease losses was $7.2 billion as of December 31, 2019 and December 31, 2018.
We have an established process, using analytical tools and management judgment, to determine our allowance for loan and lease losses. Establishing the allowance each quarter involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, credit bureau scores, general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about employment levels, home prices and the valuation of commercial properties, automobiles and other collateral.
We have a governance framework intended to ensure that our estimate of the allowance for loan and lease losses is appropriate. Our governance framework provides for oversight of methods, models, qualitative adjustments, process controls and results. At least quarterly, representatives from the Finance and Risk Management organizations review and assess our allowance methodologies, key assumptions and the appropriateness of the allowance for loan and lease losses.
Groups independent of our estimation functions participate in the review and validation process. Tasks performed by these groups include periodic review of the rationale for and quantification of judgmental inputs and adjustments to results.
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for estimating credit losses. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
In addition to the allowance for loan and lease losses, we review and assess our estimate of probable losses related to contractually binding unfunded lending commitments on a quarterly basis. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for loan and lease losses for the Commercial Banking business. Changes to the reserve for losses on unfunded lending commitments are recorded through the provision for credit losses in the consolidated statements of income and to other liabilities on the consolidated balance sheets.
Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for loan and lease losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
Finance Charge and Fee Reserves
Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loans held for investment net of amounts that we consider uncollectible. Unbilled finance charges and fees on credit card loans are included in interest receivable. We continue to accrue finance charges and fees on credit card loans until the account is charged-off. When we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables and revenue by the amount of finance charges and fees billed but not expected to be collected. Total net revenue was reduced by $1.4 billion, $1.3 billion and $1.4 billion in 2019, 2018 and 2017, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $462 million and $468 million as of December 31, 2019 and 2018, respectively.

60	Capital One Financial Corporation (COF)

We review and assess the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred losses on the principal portion of our credit card loan receivables.
Asset Impairment
In addition to our loan portfolio, we review other assets for impairment on a regular basis in accordance with applicable accounting guidance. This process requires significant management judgment and involves various estimates and assumptions. Below we describe our process for assessing impairment of goodwill and the key estimates and assumptions involved in this process.
Goodwill
Goodwill represents the excess of the fair value of the consideration transferred in a business combination, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $14.7 billion and $14.5 billion as of December 31, 2019 and 2018, respectively. We did not recognize any goodwill impairment in 2019 and 2018. See “Note 6—Goodwill and Intangible Assets” for additional information.
We perform our goodwill impairment test annually on October 1 at a reporting unit level. We also are required to test goodwill for impairment whenever events or circumstances indicate it is more-likely-than-not that an impairment may have occurred. We have four reporting units: Credit Card, Auto, Other Consumer Banking and Commercial Banking.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements, economic capital requirements, and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and intangibles balances. We then compare the carrying amount to our total consolidated stockholders’ equity to assess the reasonableness of our methodology. The total carrying amount of our four reporting units was $50.5 billion, as compared to consolidated stockholder’s equity of $58.2 billion as of October 1, 2019. The $7.7 billion excess in consolidated stockholder’s equity was primarily attributable to capital allocated to our Other category and other future capital needs such as dividends, share buybacks or other strategic initiatives.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculated the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a form of the income approach. This income approach calculation used projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF analysis required management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values were then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. The reasonableness of the DCF approach was assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The results of the 2019 annual impairment test for the Credit Card, Auto, Other Consumer Banking and Commercial Banking reporting units indicated that the estimated fair values of these four reporting units substantially exceeded their carrying amounts.
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

61	Capital One Financial Corporation (COF)

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
Significant judgment may be required to determine whether certain financial instruments measured at fair value are classified as Level 2 or Level 3. In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 16—Fair Value Measurement.”
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
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing and fair value measurements. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
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

62	Capital One Financial Corporation (COF)

Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel, or coverage of eligible charges. The amount of rewards that a customer earns varies based on the terms and conditions of the rewards program and product. The majority of our rewards do not expire and there is no limit on the amount of rewards an eligible card member can earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors such as card member purchase volume, the terms and conditions of the rewards program, and rewards redemption cost. We establish a customer rewards reserve that reflects management’s estimate of rewards earned that are expected to be redeemed and the estimated redemption cost.
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use a weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. We recognized customer rewards expense of $4.9 billion, $4.4 billion and $3.7 billion in 2019, 2018 and 2017, respectively. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $4.7 billion and $4.3 billion as of December 31, 2019 and 2018, respectively.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2019

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
We adopted this guidance in the first quarter of 2020 using the prospective method of adoption. Our adoption of this standard did not have a material impact on our consolidated financial statements.

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
We adopted this guidance in the first quarter of 2020 using the prospective method of adoption. Our adoption of this standard did not have a material impact on our consolidated financial statements.

63	Capital One Financial Corporation (COF)

Standard	Guidance	Adoption Timing and Financial Statements Impacts
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

We adopted this guidance in the first quarter of 2020, using the modified retrospective method of adoption. Prior to adopting this guidance, we completed evaluations of data requirements and necessary changes to our credit loss estimation methods, processes, systems and controls. We also completed model validations and multiple tests of our full end-to-end allowance processes.
As a result of our adoption, we estimate an increase to our reserves for credit losses of $2.9 billion, an increase to our deferred tax assets of $698 million, and a decrease to our retained earnings of $2.2 billion. These amounts are subject to change as we finalize our adoption efforts.

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
The Basel III Capital Rule includes the “Basel III Standardized Approach” and the “Basel III Advanced Approaches.” We entered parallel run under Basel III Advanced Approaches on January 1, 2015, during which we were required to calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we used the Standardized Approach for purposes of meeting regulatory capital requirements.
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rule to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. As such, we are no longer subject to the Basel III Advanced Approaches and certain associated capital requirements, such as the requirement to include in regulatory capital certain elements of AOCI.
In July 2019, the Federal Banking Agencies finalized certain changes in the Basel III Capital Rule for institutions not subject to the Basel III Advanced Approaches, including Capital One (“Capital Simplification Rule”). These changes, effective January 1, 2020, generally raise the threshold above which institutions subject to the Capital Simplification Rule must deduct certain assets from their common equity Tier 1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions. While the higher thresholds will not impact our current capital levels, in stress scenarios they may provide a benefit by enabling us to include more deferred tax assets in our common equity Tier 1 capital. All else equal, we anticipate that the Tailoring Rules and Capital Simplification Rule will, taken together, decrease our capital requirements.

64	Capital One Financial Corporation (COF)

The Basel III Capital Rule requires banking institutions to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. In addition, Category III institutions, including the Company and the Banks, are subject to certain capital requirements formerly applicable only to Basel III Advanced Approaches banking organizations. Category III institutions are subject to a supplementary leverage ratio of 3.0% and their capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of December 31, 2019, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
The Market Risk Rule requires institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of December 31, 2019, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
In December 2018, the Federal Banking Agencies revised the Basel III Capital Rule to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2023 the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model (“CECL Transition Election”). The CECL model became applicable to us as of January 1, 2020 and we intend to make the CECL Transition Election effective in the first quarter of 2020.
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
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of December 31, 2019 and 2018, respectively.
For the description of the regulatory capital rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation.”

65	Capital One Financial Corporation (COF)

On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules, which no longer require Category III institutions to include in regulatory capital certain elements of AOCI, including unrealized gains and losses from available for sale securities. On the date of transfer, these securities had a fair value of $33.2 billion, including pre-tax unrealized gains of $1.2 billion recognized in AOCI ($888 million after-tax). Inclusive of this transfer, the AOCI associated with our available for sale securities portfolio increased our common equity Tier 1 ratio by approximately 30 basis points as of December 31, 2019, see “MD&A—Executive Summary and Business Outlook” for more information.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of December 31, 2019 and 2018.
Table 13: Capital Ratios under Basel III(1)

	December 31, 2019			December 31, 2018
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	12.2%	4.5%	N/A	11.2%	4.5%	N/A
Tier 1 capital(3)	13.7	6.0	6.0%	12.7	6.0	6.0%
Total capital(4)	16.1	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(5)	11.7	4.0	N/A	10.7	4.0	N/A
Supplementary leverage(6)	9.9	3.0	N/A	9.0	3.0	N/A
COBNA:
Common equity Tier 1 capital(2)	16.1	4.5	6.5	15.3	4.5	6.5
Tier 1 capital(3)	16.1	6.0	8.0	15.3	6.0	8.0
Total capital(4)	18.1	8.0	10.0	17.6	8.0	10.0
Tier 1 leverage(5)	14.8	4.0	5.0	14.0	4.0	5.0
Supplementary leverage(6)	12.1	3.0	N/A	11.5	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	13.4	4.5	6.5	13.0	4.5	6.5
Tier 1 capital(3)	13.4	6.0	8.0	13.0	6.0	8.0
Total capital(4)	14.5	8.0	10.0	14.2	8.0	10.0
Tier 1 leverage(5)	9.2	4.0	5.0	9.1	4.0	5.0
Supplementary leverage(6)	8.2	3.0	N/A	8.0	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(6)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

66	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of December 31, 2019 and 2018.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2019	December 31, 2018
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$52,001	$48,570
Adjustments:
AOCI, net of tax	1,156	(1,263)
Goodwill, net of related deferred tax liabilities	(14,465)	(14,373)
Intangible assets, net of related deferred tax liabilities	(170)	(254)
Other	(360)	391
Common equity Tier 1 capital	38,162	33,071
Tier 1 capital instruments	4,853	4,360
Tier 1 capital	43,015	37,431
Tier 2 capital instruments	3,377	3,483
Qualifying allowance for loan and lease losses	3,956	3,731
Tier 2 capital	7,333	7,214
Total capital	$50,348	$44,645

Regulatory Capital Metrics
Risk-weighted assets	$313,155	$294,950
Adjusted average assets	368,511	350,606
Total leverage exposure	435,976	414,701
Capital Planning and Regulatory Stress Testing
On June 27, 2019, the Federal Reserve completed its 2019 CCAR and did not object to our proposed adjusted capital plan. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. The Board of Directors also authorized the dividend on our common stock of $0.40 per share in each quarter in 2019. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation.”
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
On December 2, 2019, we redeemed all outstanding shares of our Fixed Rate 6.25% Non-Cumulative Perpetual Preferred Stock Series C and Fixed Rate 6.70% Non-Cumulative Perpetual Preferred Stock Series D. The redemption reduced our net income available to common shareholders by $31 million in the fourth quarter and full year of 2019.
On January 31, 2020, we issued 50,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series J Preferred Stock”). The net proceeds of the offering of Series J Preferred Stock were approximately $1.2 billion, after deducting underwriting commissions and offering expenses. Dividends on the Series J Preferred Stock are payable quarterly in arrears at a rate of 4.80% per annum.

67	Capital One Financial Corporation (COF)

On January 31, 2020, we announced that we will redeem all outstanding shares of our Fixed Rate 6.00% Non-Cumulative Perpetual Preferred Stock Series B on March 2, 2020. The redemption will reduce our net income available to common stockholders by approximately $20 million in the first quarter of 2020.
Dividend Policy and Stock Purchases
For the year ended December 31, 2019, we declared and paid common stock dividends of $757 million, or $1.60 per share, and preferred stock dividends of $282 million. The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2019.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2019
					Q4	Q3	Q2	Q1
Series B	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00	$15.00	$15.00	$15.00
Series C(1)	6.25% Non-Cumulative	June 12, 2014	6.25	Quarterly	15.63	15.63	15.63	15.63
Series D(1)	6.70% Non-Cumulative	October 31, 2014	6.70	Quarterly	16.75	16.75	16.75	16.75
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	27.75	—	27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00	15.00	15.00
Series I	5.00% Non-Cumulative	September 11, 2019	5.00	Quarterly	11.11	—	—	—
__________

(1)	On December 2, 2019, we redeemed all outstanding shares of our Series C and Series D preferred stock.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2019, funds available for dividend payments from COBNA and CONA were $3.3 billion and $4.7 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2019 Stock Repurchase Program which was announced on June 27, 2019, our Board of Directors authorized the repurchase of up to $2.2 billion of shares of common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. Through the end of 2019, we repurchased approximately $1.4 billion of shares of our common stock under the 2019 Stock Repurchase Program.
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

68	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Risk Management Framework
Our Risk Management Framework (the “Framework”) sets consistent expectations for risk management across the Company. It also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees.
The “First Line of Defense” consists of any line of business or function that is accountable for risk taking and is responsible for: (i) engaging in activities designed to generate revenue or reduce expenses; (ii) providing operational support or servicing to any business function for the delivery of products or services to customers; or (iii) providing technology services in direct support of first line business areas. Each line of business or first line function is responsible for managing the risks associated with their activities, including identifying, assessing, measuring, monitoring, controlling, and reporting the risks within its business activities, consistent with the risk framework. The “Second Line of Defense” consists of two types of functions: Independent Risk Management (“IRM”) and Support Functions. IRM oversees risk-taking activities and assesses risks and issues independent from the first line of defense. Support Functions are centers of specialized expertise (e.g., Human Resources, Accounting, Legal) that provide support services to the Company. The “Third Line of Defense” is comprised of the Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that the first and second lines of defense have systems and governance processes which are well-designed and working as intended, and that the Framework is appropriate for our size, complexity and risk profile.
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
Governance and Accountability
This element of the Framework sets the foundation for the methods for governing risk taking and the interactions within and among our three lines of defense.
We established a risk governance structure and accountabilities to effectively and consistently oversee the management of risks across the Company. Our Board of Directors, Chief Executive Officer and management establish the tone at the top regarding the culture of the Company, including management of risk. Management reinforces expectations at the various levels of the organization.

69	Capital One Financial Corporation (COF)

Strategy and Risk Alignment
Our strategy is informed by and aligned with risk appetite, from development to execution. The Chief Executive Officer develops the strategy with input from the first, second, and third lines of defense, as well as the Board of Directors. The strategic planning process should consider relevant changes to the Company’s overall risk profile.
Our Board of Directors approves a Risk Appetite Statement for the Company to set forth the high-level principles that govern risk taking at the Company. The Risk Appetite Statement defines the Board of Directors’ tolerance for certain risk outcomes at an enterprise level and enables senior management to manage and report within these boundaries. This Risk Appetite Statement is also supported by risk category specific risk appetite statements as well as metrics and, where appropriate, Board Limits and Board Notification Thresholds.
Risk Identification
The first line of defense and certain Support Functions, where appropriate, are expected to identify new and emerging risks across the relevant risk categories associated with their business activities and objectives, in consultation with IRM. Risk identification also must be informed by major changes in infrastructure or organization, introduction of new products and services, acquisitions of businesses, or substantial changes in the internal or external environment.
IRM and certain Support Functions, where appropriate, provide effective challenge in the risk identification process. IRM is also responsible for identifying our material aggregate risks on an ongoing basis.
Assessment, Measurement and Response
Management is responsible for assessing risks associated with our activities. Risks identified should be assessed to understand the severity of each risk and likelihood of occurrence under both normal and stressful conditions, as appropriate. Risk severity is measured through modeling and other quantitative estimation approaches, as well as qualitative approaches, based on management judgment. As part of the risk assessment process, the first and second lines of defense also evaluate the effectiveness of the existing control environment and mitigation strategies.
Management is responsible for determining the appropriate risk response. Risks may be mitigated, accepted, transferred, or avoided. Actions taken to respond to the risk may include implementing new controls, enhancing existing controls, developing additional mitigation strategies to reduce the impact of the risk, and/or monitoring the risk.
Monitoring and Testing
Management periodically monitors risks to evaluate and measure how the risk is affecting our strategy and business objectives, in alignment with risk appetite. The scope and frequency of monitoring activities depends on the results of relevant risk assessments, as well as specific business risk operations and activities.
The first line of defense is responsible for evaluating the effectiveness of risk management practices and controls through testing and other activities. IRM and Support Functions, as appropriate, assess the first line of defense’s evaluation of risk management, which may include conducting effective challenge, performing independent monitoring, or conducting risk or control validations. The third line of defense provides independent assurance for first and second line risk management practices and controls to provide assurance.
Aggregation, Reporting and Escalation
Risk aggregation supports strategic decision making and risk management practices through collectively reporting risks across different levels of the Company and providing a comprehensive view of performance against risk appetite.
Material risks, emerging risks, aggregate risks, risk appetite metrics, and other measures across all risk categories are reported to the appropriate governance forum no less than quarterly. Material risks are reported to the Board of Directors and senior management committees no less than quarterly.
Capital and Liquidity Management (including Stress Testing)
Our capital management processes are linked to its risk management practices, including the enterprise-wide identification, assessment, and measurement of risks to ensure that all relevant risks are incorporated in the assessment of the Company's capital

70	Capital One Financial Corporation (COF)

adequacy. We use identified risks to inform key aspects of the Company’s capital planning, including the development of stress scenarios, the assessment of the adequacy of post-stress capital levels, and the appropriateness of potential capital actions considering the Company’s capital objectives. We quantify capital needs through stress testing, regulatory capital, economic capital, and assessments of market considerations. In assessing its capital adequacy, we identify how and where our material risks are accounted for within the capital planning process. Monitoring and escalation processes exist for key capital thresholds and metrics to continuously monitor capital adequacy.
Risk Data and Enabling Technology
Risk data and technology provides the basis for risk reporting and is used in decision making and to monitor and review changes to our risk profile. There is a core Governance, Risk Management and Compliance system which is used as the system of record for risks, controls, issues, and events for our risk categories and supports the analysis, aggregation, and reporting capabilities across the categories.
Culture and Talent Management
The Framework must be supported with the right culture, talent, and skills to enable effective risk management across the Company.
Every associate at the Company is responsible for risk management; however, associates with specific risk management skills and expertise within the first, second, and third lines of defense are critical to ensure appropriate risk management across the enterprise.
Risk Categories
We apply our Framework to protect the Company from the eight major categories of risk that we are exposed to through our business activities. Our eight major categories of risk are:

Major Categories of Risk

Compliance
The risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations. Compliance risk can also arise from nonconformance with prescribed practices, internal policies and procedures, contractual obligations, or ethical standards that reinforce those laws, rules, or regulations

Credit	The risk to current or projected financial condition and resilience arising from an obligor’s failure to meet the terms of any contract with the Company or otherwise perform as agreed

Legal
The risk of material adverse impact due to new and changed laws and regulations; interpretations of law; drafting, interpretation, and enforceability of contracts; adverse decisions or consequences arising from litigation or regulatory actions; the establishment, management, and governance of the legal entity structure; and the failure to seek or follow appropriate legal counsel when needed

Liquidity
The risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time

Market	The risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates, or other market factors

Operational
The risk of loss, capital impairment, adverse customer experience, or reputational impact resulting from failure to comply with policies and procedures, failed internal processes or systems, or from external events

Reputation
The risk to market value, recruitment and retention of talented associates and maintenance of a loyal customer base due to the negative perceptions of our internal and external constituents regarding our business strategies and activities

Strategic
The risk of a material impact on current or anticipated earnings, capital, franchise, or enterprise value arising from the Company’s competitive and market position and evolving forces in the industry that can affect that position; lack of responsiveness to these conditions; strategic decisions to change the Company’s scale, market position, or operating model; or, failure to appropriately consider implementation risks inherent in the Company’s strategy

71	Capital One Financial Corporation (COF)

We provide an overview of how we manage our eight major categories of risk below.
Compliance Risk Management
We recognize that compliance requirements for financial institutions are increasingly complex and that there are heightened expectations from our regulators and our customers. In response, we continuously evaluate the regulatory environment and proactively adjust our compliance program to fully address these expectations.
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
The Chief Compliance Officer is responsible for establishing and overseeing our Compliance Management Program. Business areas incorporate compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficacy of their compliance controls and our Corporate Compliance team periodically independently tests to validate the effectiveness of business controls.
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
The Chief Risk Officer, in conjunction with the Consumer and Commercial Chief Credit Officers, is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of our lending related transactions. Our Consumer and Commercial Chief Credit Officers are responsible for evaluating the risk implications of credit strategy and the oversight of credit for both the existing portfolio and any new credit investments. They also have formal approval authority for various types and levels of credit decisions, including individual commercial loan transactions. Division Presidents within each segment are responsible for managing the credit risk within their divisions and maintaining processes to control credit risk and comply with credit policies and guidelines. In addition, the Chief Risk Officer establishes policies, delegates approval authority and monitors performance for non-loan credit exposure entered into with financial counterparties or through the purchase of credit sensitive securities in our investment portfolio.
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
Legal Risk Management
The General Counsel provides legal evaluation and advice to the Company and business areas and to risk management functions such as Compliance and Internal Audit. This evaluation and advice is based on an assessment of the internal business area practices and activities and of the controls the business has in place to mitigate risks.
Liquidity Risk Management
We manage liquidity risk by applying our Liquidity Adequacy Framework (the “Liquidity Framework”). The Liquidity Framework uses internal and regulatory stress testing and the evaluation of other balance sheet metrics to confirm that we maintain a fortified balance sheet that is resilient to uncertainties that may arise as a consequence of systemic, idiosyncratic, or combined liquidity events. We continuously monitor market and economic conditions to evaluate emerging stress conditions and to develop appropriate action plans in accordance with our Contingency Funding Plan and our Recovery Plan, which include the Company’s policies,

72	Capital One Financial Corporation (COF)

procedures and action plans for managing liquidity stress events. The Liquidity Framework enables us to manage our liquidity risk in accordance with regulatory requirements.
Additionally, the Liquidity Framework establishes governing principles that apply to the management of liquidity risk. We use these principles to monitor, measure and report liquidity risk; to develop funding and investment strategies that enable us to maintain an adequate level of liquidity to support our businesses and satisfy regulatory requirements; and to protect us from a broad range of liquidity events should they arise.
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
We recognize that interest rate and foreign exchange risk is present in our business due to the nature of our assets and liabilities. Banks typically manage the trade-off between near-term earnings volatility and market value volatility by targeting moderate levels of each. In addition to using industry accepted techniques to analyze and measure interest rate and foreign exchange risk, we perform sensitivity analysis to identify our risk exposures under a broad range of scenarios. Investment securities and derivatives are the main levers for the management of interest rate risk. In addition, we also use derivatives to manage our foreign exchange risk.
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
The Chief Operational Risk Officer is responsible for establishing and overseeing our Operational Risk Management Program. In accordance with Basel III Advanced Approaches requirements, the program establishes practices for assessing the operational risk profile and executing key control processes for operational risks. These risks include topics such as internal and external fraud, cyber and technology risk, data management, model risk, third party management, and business continuity. Operational Risk Management enforces these practices and delivers reporting of operational risk results to senior business leaders, the executive committee and the Board of Directors.

73	Capital One Financial Corporation (COF)

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
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “MD&A—Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”
Primary Loan Products
We provide a variety of lending products. Our primary loan products include credit cards, auto loans and commercial lending products. We sold all of our consumer home loan portfolio and the related servicing during 2018.

•
Credit cards: We originate both prime and subprime credit cards through a variety of channels. Our credit cards generally have variable interest rates. Credit card accounts are primarily underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as FICO scores, and on other factors, such as applicant income. We maintain a credit card securitization program and selectively sell charged-off credit card loans.

•
Auto: We originate both prime and subprime auto loans through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 75 months or less, but can go up to 84 months. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated net disposable income, and credit bureau information including FICO scores, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We maintain an auto securitization program.

74	Capital One Financial Corporation (COF)

•
Commercial: We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market commercial and industrial companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees, if any, and current market conditions. Although we generally retain the commercial loans we underwrite, we may syndicate positions for risk mitigation purposes, including bridge financing transactions we have underwritten. In addition, we originate and service multifamily commercial real estate loans which are sold to government-sponsored enterprises.

Portfolio Composition and Maturity Profile of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of December 31, 2019 and 2018. The information presented in this section exclude loans held for sale, which totaled $400 million and $1.2 billion as of December 31, 2019 and 2018, respectively.
Table 16: Portfolio Composition of Loans Held for Investment

	December 31, 2019		December 31, 2018
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$118,606	44.6%	$107,350	43.6%
International card businesses	9,630	3.6	9,011	3.7
Total credit card	128,236	48.2	116,361	47.3
Consumer Banking:
Auto	60,362	22.7	56,341	22.9
Retail banking	2,703	1.0	2,864	1.2
Total consumer banking	63,065	23.7	59,205	24.1
Commercial Banking:
Commercial and multifamily real estate	30,245	11.4	28,899	11.8
Commercial and industrial	44,263	16.7	41,091	16.7
Total commercial lending	74,508	28.1	69,990	28.5
Small-ticket commercial real estate	—	—	343	0.1
Total commercial banking	74,508	28.1	70,333	28.6
Total loans held for investment	$265,809	100.0%	$245,899	100.0%

75	Capital One Financial Corporation (COF)

Table 17 presents the maturities of our loans held for investment portfolio as of December 31, 2019.
Table 17: Loan Maturity Schedule

	December 31, 2019
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)	$1,816	$14,450	—	$16,266
Consumer banking	740	38,127	$23,179	62,046
Commercial banking	1,630	5,107	8,187	14,924
Total fixed-rate loans	4,186	57,684	31,366	93,236
Variable rate:
Credit card(1)	111,969	1	—	111,970
Consumer banking	1,010	8	1	1,019
Commercial banking	12,783	37,304	9,497	59,584
Total variable-rate loans	125,762	37,313	9,498	172,573
Total loans	$129,948	$94,997	$40,864	$265,809
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

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of December 31, 2019 and 2018.
Table 18: Credit Card Portfolio by Geographic Region

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$12,538	9.8%	$11,591	10.0%
Texas	9,353	7.3	8,173	7.0
Florida	8,093	6.3	7,086	6.1
New York	7,941	6.2	7,400	6.4
Illinois	5,195	4.1	4,761	4.1
Pennsylvania	4,979	3.9	4,575	3.9
Ohio	4,388	3.4	3,967	3.4
New Jersey	3,915	3.1	3,641	3.1
Michigan	3,811	3.0	3,544	3.0
Other	58,393	45.4	52,612	45.3
Total domestic credit card	118,606	92.5	107,350	92.3
International card businesses:
Canada	6,493	5.1	6,023	5.1
United Kingdom	3,137	2.4	2,988	2.6
Total international card businesses	9,630	7.5	9,011	7.7
Total credit card	$128,236	100.0%	$116,361	100.0%

76	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of December 31, 2019 and 2018.
Table 19: Consumer Banking Portfolio by Geographic Region

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,675	12.2%	$7,264	12.3%
California	6,918	11.0	6,352	10.7
Florida	5,013	7.9	4,623	7.8
Georgia	2,757	4.4	2,665	4.5
Ohio	2,652	4.2	2,502	4.2
Pennsylvania	2,334	3.7	2,167	3.7
Illinois	2,239	3.6	2,171	3.7
Louisiana	2,104	3.3	2,174	3.7
Other	28,670	45.4	26,423	44.6
Total auto	60,362	95.7	56,341	95.2
Retail banking:
New York	793	1.3	837	1.4
Louisiana	708	1.1	772	1.3
Texas	595	1.0	647	1.1
New Jersey	194	0.3	201	0.3
Maryland	155	0.2	161	0.3
Virginia	125	0.2	137	0.2
Other	133	0.2	109	0.2
Total retail banking	2,703	4.3	2,864	4.8
Total consumer banking	$63,065	100.0%	$59,205	100.0%
We originate commercial loans in most regions of the United States. The table below presents the geographic profile of our commercial loan portfolio by segment as of December 31, 2019 and 2018.
Table 20: Commercial Banking Portfolio by Geographic Region

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,139	56.7%	$7,899	17.8%	$25,038	33.6%
Mid-Atlantic	3,024	10.0	5,927	13.4	8,951	12.0
South	4,087	13.5	16,403	37.1	20,490	27.5
Other	5,995	19.8	14,034	31.7	20,029	26.9
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%

77	Capital One Financial Corporation (COF)

	December 31, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$15,562	53.8%	$7,573	18.4%	$213	62.1%	$23,348	33.2%
Mid-Atlantic	3,410	11.8	4,710	11.5	12	3.5	8,132	11.6
South	4,247	14.7	15,367	37.4	20	5.8	19,634	27.9
Other	5,680	19.7	13,441	32.7	98	28.6	19,219	27.3
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
__________

(1)
Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.

Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2019 and 2018. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2019	December 31, 2018
Real estate	39%	40%
Finance	16	16
Healthcare	12	12
Business services	6	5
Oil and gas	5	5
Public administration	4	4
Educational services	4	4
Retail trade	4	3
Construction and land	2	2
Other	8	9
Total	100%	100%
Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Trends in delinquency rates are the key credit quality indicator for our credit card and retail banking loan portfolios as changes in delinquency rates can provide an early warning of changes in potential future credit losses. The key indicator we monitor when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they provide insight into the borrower risk profile, which is an indication of potential future credit losses. The key credit quality indicator for our commercial loan portfolios is our internal risk ratings as we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming. In addition to these credit quality indicators, we also manage and monitor other credit quality metrics such as level of nonperforming loans and net charge-offs rates.
We underwrite most consumer loans using proprietary models, which typically include credit bureau data, such as borrower credit scores, application information and, where applicable, collateral and deal structure data. We continuously adjust our management of credit lines and collection strategies based on customer behavior and risk profile changes. We also use borrower credit scores for subprime classification, for competitive benchmarking and, in some cases, to drive product segmentation decisions.

78	Capital One Financial Corporation (COF)

Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2019 and 2018.
Table 22: Credit Score Distribution

(Percentage of portfolio)	December 31, 2019	December 31, 2018
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	67%	67%
660 or below	33	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	48%	50%
621 - 660	20	19
620 or below	32	31
Total	100%	100%
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

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 3—Loans” in this Report for additional credit quality information, and see “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
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

79	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of December 31, 2019 and 2018.
Table 23: 30+ Day Delinquencies

	December 31, 2019				December 31, 2018
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$4,656	3.93%	$4,656	3.93%	$4,335	4.04%	$4,335	4.04%
International card businesses	335	3.47	353	3.66	317	3.52	333	3.70
Total credit card	4,991	3.89	5,009	3.91	4,652	4.00	4,668	4.01
Consumer Banking:
Auto	4,154	6.88	4,584	7.59	3,918	6.95	4,309	7.65
Retail banking	28	1.02	43	1.59	29	1.01	51	1.77
Total consumer banking	4,182	6.63	4,627	7.34	3,947	6.67	4,360	7.36
Commercial Banking:
Commercial and multifamily real estate	63	0.21	67	0.22	119	0.41	140	0.49
Commercial and industrial	101	0.23	244	0.55	176	0.43	279	0.68
Total commercial lending	164	0.22	311	0.42	295	0.42	419	0.60
Small-ticket commercial real estate	—	—	—	—	1	0.39	7	1.84
Total commercial banking	164	0.22	311	0.42	296	0.42	426	0.61
Total	$9,337	3.51	$9,947	3.74	$8,895	3.62	$9,454	3.84
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.

(2)	The Walmart acquisition increased the domestic credit card 30+ day performing delinquency rate by 17 basis points as of December 31, 2019.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of December 31, 2019 and 2018.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,444	1.67%	$4,282	1.73%
60 – 89 days	2,537	0.95	2,430	0.99
> 90 days	2,966	1.12	2,742	1.12
Total	$9,947	3.74%	$9,454	3.84%
Geographic region:
Domestic	$9,594	3.61%	$9,121	3.70%
International	353	0.13	333	0.14
Total	$9,947	3.74%	$9,454	3.84%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment, including PCI loans as applicable.

80	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of December 31, 2019 and 2018. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,407	1.88%	$2,233	1.92%
Geographic region:
Domestic	$2,277	0.89%	$2,111	0.89%
International	130	1.34	122	1.35
Total	$2,407	0.91	$2,233	0.91
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category, including PCI loans as applicable.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2019 and 2018. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”

81	Capital One Financial Corporation (COF)

Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$25	0.26%	$22	0.25%
Total credit card	25	0.02	22	0.02
Consumer Banking:
Auto	487	0.81	449	0.80
Retail banking	23	0.87	30	1.04
Total consumer banking	510	0.81	479	0.81
Commercial Banking:
Commercial and multifamily real estate	38	0.12	83	0.29
Commercial and industrial	410	0.93	223	0.54
Total commercial lending	448	0.60	306	0.44
Small-ticket commercial real estate	—	—	6	1.80
Total commercial banking	448	0.60	312	0.44
Total nonperforming loans held for investment(3)	$983	0.37	$813	0.33
Other nonperforming assets(4)	63	0.02	59	0.02
Total nonperforming assets	$1,046	0.39	$872	0.35
__________

(1)
We recognized interest income for loans classified as nonperforming of $63 million and $60 million in 2019 and 2018, respectively. Interest income foregone related to nonperforming loans was $60 million and $53 million in 2019 and 2018, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category, including PCI loans as applicable.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.67% and 0.59% as of December 31, 2019 and 2018, respectively.

(4)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

82	Capital One Financial Corporation (COF)

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
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in 2019, 2018 and 2017.
Table 27: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$4,818	4.58%	$4,782	4.74%	$4,739	4.99%
International card businesses	331	3.71	287	3.19	315	3.69
Total credit card	5,149	4.51	5,069	4.62	5,054	4.88
Consumer Banking:
Auto	876	1.51	912	1.64	957	1.86
Retail banking	71	2.57	70	2.26	66	1.92
Home loan	—	—	(1)	(0.02)	15	0.08
Total consumer banking	947	1.56	981	1.51	1,038	1.39
Commercial Banking:
Commercial and multifamily real estate	1	—	2	0.01	1	—
Commercial and industrial	155	0.36	54	0.14	463	1.17
Total commercial lending	156	0.22	56	0.08	464	0.69
Small-ticket commercial real estate	—	—	—	0.02	1	0.24
Total commercial banking	156	0.22	56	0.08	465	0.69
Other loans	—	—	6	34.09	5	9.70
Total net charge-offs	$6,252	2.53	$6,112	2.52	$6,562	2.67
Average loans held for investment	$247,450		$242,118		$245,565
__________

(1)	Net charge-off (recovery) rates are calculated by dividing net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

(2)	The Walmart acquisition reduced the domestic credit card net charge-off rate by 8 basis points for the year ended December 31, 2019.

83	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 28 presents our recorded investment of loans modified in TDRs as of December 31, 2019 and 2018, which excludes loan modifications that do not meet the definition of a TDR, and PCI loans, which we track and report separately.
Table 28: Troubled Debt Restructurings

	December 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit card	$831	50.3%	$855	53.2%
Consumer banking:
Auto	346	20.9	339	21.1
Retail banking	24	1.5	33	2.1
Total consumer banking	370	22.4	372	23.2
Commercial banking	451	27.3	379	23.6
Total	$1,652	100.0%	$1,606	100.0%
Status of TDRs:
Performing	$1,347	81.5%	$1,433	89.2%
Nonperforming	305	18.5	173	10.8
Total	$1,652	100.0%	$1,606	100.0%
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
We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 3—Loans.”
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired include larger-balance commercial nonperforming loans and TDRs. Loans held for sale are not reported as impaired. Impaired loans also exclude PCI loans, which are accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred.

84	Capital One Financial Corporation (COF)

Impaired loans totaled $1.9 billion and $1.8 billion as of December 31, 2019 and 2018, respectively. These amounts include TDRs of $1.7 billion and $1.6 billion as of December 31, 2019 and 2018, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 3—Loans” and “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”
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
Table 29 presents changes in our allowance for loan and lease losses and reserve for unfunded lending commitments for 2019 and 2018, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

85	Capital One Financial Corporation (COF)

Table 29: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,273	$375	$5,648	$1,119	$58	$65	$1,242	$611	$1	$7,502
Charge-offs	(6,152)	(505)	(6,657)	(1,746)	—	(86)	(1,832)	(119)	(7)	(8,615)
Recoveries(2)	1,370	218	1,588	834	1	16	851	63	1	2,503
Net charge-offs	(4,782)	(287)	(5,069)	(912)	1	(70)	(981)	(56)	(6)	(6,112)
Provision (benefit) for loan and lease losses	4,653	331	4,984	783	(6)	64	841	82	(49)	5,858
Allowance build (release) for loan and lease losses	(129)	44	(85)	(129)	(5)	(6)	(140)	26	(55)	(254)
Other changes(1)(3)	—	(28)	(28)	—	(53)	(1)	(54)	—	54	(28)
Balance as of December 31, 2018	5,144	391	5,535	990	—	58	1,048	637	—	7,220
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	—	—	—	—	—	7	7	117	—	124
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	(3)	(3)	1	—	(2)
Balance as of December 31, 2018	—	—	—	—	—	4	4	118	—	122
Combined allowance and reserve as of December 31, 2018	$5,144	$391	$5,535	$990	$—	$62	$1,052	$755	$—	$7,342
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$—	$58	$1,048	$637	$—	$7,220
Charge-offs	(6,189)	(522)	(6,711)	(1,829)	—	(88)	(1,917)	(181)	—	(8,809)
Recoveries(2)	1,371	191	1,562	953	—	17	970	25	—	2,557
Net charge-offs	(4,818)	(331)	(5,149)	(876)	—	(71)	(947)	(156)	—	(6,252)
Provision for loan and lease losses	4,671	321	4,992	870	—	67	937	294	—	6,223
Allowance build (release) for loan and lease losses	(147)	(10)	(157)	(6)	—	(4)	(10)	138	—	(29)
Other changes(3)	—	17	17	—	—	—	—	—	—	17
Balance as of December 31, 2019	4,997	398	5,395	984	—	54	1,038	775	—	7,208
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	—	4	4	118	—	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	1	1	12	—	13
Balance as of December 31, 2019	—	—	—	—	—	5	5	130	—	135
Combined allowance and reserve as of December 31, 2019	$4,997	$398	$5,395	$984	$—	$59	$1,043	$905	$—	$7,343
__________

(1)	In 2018, we sold all of our consumer home loan portfolio and recognized a gain of approximately $499 million in the Other category, including a benefit for credit losses of $46 million.

(2)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged-off loans as well as additional strategies, such as litigation.

(3)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.

86	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for loan and lease losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 30 presents the allowance coverage ratios as of December 31, 2019 and 2018.
Table 30: Allowance Coverage Ratios

	December 31, 2019			December 31, 2018
(Dollars in millions)	Allowance for Loan and Lease Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Loan and Lease Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$5,395	$5,009	107.70%	$5,535	$4,668	118.56%
Consumer banking	1,038	4,627	22.42	1,048	4,360	24.04
Commercial banking	775	448	173.20	637	312	204.25
Total	$7,208	265,809	2.71	$7,220	245,899	2.94
__________

(1)
Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.

Our allowance for loan and lease losses remains substantially flat at $7.2 billion as an allowance release in our domestic credit card loan portfolio largely due to the strong economy and stable underlying credit performance was offset by an allowance build due to credit deterioration in our commercial energy loan portfolio.
Our allowance coverage ratio decreased by 23 basis points to 2.71% as of December 31, 2019 from December 31, 2018 primarily driven by the strong economy and stable underlying credit performance in our domestic credit card loan portfolio and the impacts from partner loss sharing arrangements, offset by higher reserves in our commercial banking business.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure that we have sufficient asset-based liquidity to cover our funding requirements and maintain adequate reserves to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. In addition to our cash position, we maintain reserves in the form of investment securities and certain loans that are either readily-marketable or pledgeable.
Table 31 below presents the composition of our liquidity reserves as of December 31, 2019 and 2018.
Table 31: Liquidity Reserves

(Dollars in millions)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$13,407	$13,186
Investment securities portfolio:
Investment securities available for sale, at fair value	79,213	46,150
Investment securities held to maturity, at fair value	—	36,619
Total investment securities portfolio	79,213	82,769
FHLB borrowing capacity secured by loans	10,835	10,003
Outstanding FHLB advances and letters of credit secured by loans	(7,210)	(9,726)
Investment securities encumbered for Public Funds and others	(5,688)	(6,631)
Total liquidity reserves	$90,557	$89,601
Our liquidity reserves increased by $956 million to $90.6 billion as of December 31, 2019 from December 31, 2018 primarily driven by a decrease in our FHLB advances outstanding. See “MD&A—Risk Management” for additional information on our management of liquidity risk.

87	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the fourth quarter of 2019 exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. Under the Tailoring Rules, we are subject to a reduced LCR requirement, which we do not expect will have a significant impact on the Company’s publicly disclosed LCR. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of December 31, 2019, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $18.7 billion, of which $11.5 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $328 million and $415 million as of December 31, 2019 and 2018, respectively, which was determined in part based on our outstanding advances. As of December 31, 2019, we pledged loans to secure a borrowing capacity of $5.3 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both December 31, 2019 and 2018.
Funding
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.

88	Capital One Financial Corporation (COF)

Deposits
Table 32 provides a comparison of average balances, interest expense and average deposit interest rates for the years ended December 31, 2019, 2018 and 2017.
Table 32: Deposits Composition and Average Deposits Interest Rates

	Year Ended December 31,
	2019			2018			2017
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,343	$289	0.84%	$38,843	$245	0.63%	$44,537	$227	0.51%
Saving deposits(2)	154,910	2,048	1.32	149,443	1,603	1.07	144,273	982	0.68
Time deposits less than $100,000	27,202	746	2.74	25,535	606	2.37	21,030	337	1.60
Total interest-bearing core deposits	216,455	3,083	1.42	213,821	2,454	1.15	209,840	1,546	0.74
Time deposits of $100,000 or more	15,154	337	2.22	7,672	143	1.87	3,661	54	1.50
Foreign deposits	—	—	—	267	1	0.41	448	2	0.38
Total interest-bearing deposits	$231,609	$3,420	1.48	$221,760	$2,598	1.17	$213,949	$1,602	0.75
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits by well-capitalized insured depository institutions and, with a waiver from the FDIC, by adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of December 31, 2019 and 2018, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and “Note 8—Deposits and Borrowings.”

Table 33 presents the contractual maturities of large-denomination domestic time deposits of $100,000 or more as of December 31, 2019 and 2018. Our funding and liquidity management activities factor into the expected maturities of these deposits.
Table 33: Maturities of Large-Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2019		2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$3,801	21.8%	$1,494	13.2%
> 3 months to 6 months	3,953	22.6	3,034	26.7
> 6 months to 12 months	6,139	35.2	4,328	38.1
> 12 months	3,564	20.4	2,493	22.0
Total	$17,457	100.0%	$11,349	100.0%
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $2.1 billion to $7.3 billion as of December 31, 2019 from December 31, 2018 driven by maturities of our short-term FHLB advances.

89	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, decreased by $1.1 billion to $48.4 billion as of December 31, 2019 from December 31, 2018 driven by maturities exceeding issuances. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the years ended December 31, 2019, 2018 and 2017.
Table 34: Long-Term Funding

	Issuances			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Securitized debt obligations(1)	$6,673	$1,000	$8,474	$7,285	$2,673	$7,233
Senior and subordinated notes	4,161	5,250	10,300	5,344	5,055	2,804
FHLB advances	—	750	25,180	251	9,108	33,750
Total	$10,834	$7,000	$43,954	$12,880	$16,836	$43,787
__________

(1)	Includes $2.5 billion of securitized debt assumed in the Cabela’s acquisition for the year ended December 31, 2017.

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 35 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2019 and 2018.
Table 35: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2019			December 31, 2018
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of February 14, 2020, Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”) have us on a stable outlook.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 36 summarizes, by remaining contractual maturity, our significant contractual cash obligations as of December 31, 2019. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 36 excludes short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves, which are discussed in more detail in “Note 5—Variable Interest Entities and Securitizations,” “Note 14—Employee Benefit Plans” and “Note 18—Commitments, Contingencies, Guarantees and Others.”

90	Capital One Financial Corporation (COF)

Table 36: Contractual Obligations

	December 31, 2019
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)(2)	$28,186	$12,887	$3,775	$110	$44,958
Securitized debt obligations(2)	5,433	8,549	2,256	1,570	17,808
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	—	—	—	314
Senior and subordinated notes	4,398	9,046	8,707	8,321	30,472
Other borrowings(3)	7,022	40	23	18	7,103
Total other debt(2)	11,734	9,086	8,730	8,339	37,889
Operating leases	310	535	437	782	2,064
Purchase obligations(4)	470	769	553	400	2,192
Total	$46,133	$31,826	$15,751	$11,201	$104,911
__________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

(2)
These amounts represent the carrying value of the obligations and do not include amounts related to contractual interest obligations. Total contractual interest obligations were approximately $4.1 billion as of December 31, 2019, and represent forecasted net interest payments based on interest rates as of December 31, 2019. These forecasts use the contractual maturity date of each liability and include the impact of hedge accounting where applicable.

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
Interest Rate Risk
Interest rate risk represents exposure to financial instruments whose values vary with the level or volatility of interest rates. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or re-pricing of assets and liabilities. We manage our interest rate risk primarily by entering into interest rate swaps and other derivative instruments, including caps, floors, options, futures and forward contracts.
We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated funding and non-dollar equity investments in foreign operations.

91	Capital One Financial Corporation (COF)

Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 37 below. At the current level of interest rates, our interest rate sensitive revenue is expected to increase modestly in higher rate scenarios and decrease modestly in lower rate scenarios.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 37 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity generally decreases as interest rates decrease from the current levels.
Table 37 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of December 31, 2019 and 2018. In instances where a declining interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario.
Table 37: Interest Rate Sensitivity Analysis

	December 31, 2019	December 31, 2018
Estimated impact on projected baseline net interest income:
+200 basis points	1.8%	(0.8)%
+100 basis points	1.3	(0.2)
+50 basis points	1.1	0.0
–50 basis points	(0.5)	(0.3)
–100 basis points	(1.7)	(1.0)
Estimated impact on economic value of equity:
+200 basis points	(3.6)	(7.1)
+100 basis points	0.5	(2.9)
+50 basis points	0.8	(1.2)
–50 basis points	(2.4)	0.2
–100 basis points	(6.6)	(0.8)
In addition to these industry standard measures, we also consider the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios in our internal interest rate risk management decisions.
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

92	Capital One Financial Corporation (COF)

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
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to foreign exchange risk primarily from the intercompany funding denominated in the pound sterling (“GBP”) and the Canadian dollar (“CAD”) that we provide to our businesses in the U.K. and Canada and net equity investments in those businesses. We are also exposed to foreign exchange risk due to changes in the dollar-denominated value of future earnings and cash flows from our foreign operations and from our Euro (“EUR”)-denominated borrowings.
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 761 million GBP and 756 million GBP as of December 31, 2019 and 2018, respectively, and 6.6 billion CAD and 6.5 billion CAD as of December 31, 2019 and 2018, respectively. Our EUR-denominated borrowings outstanding were 1.2 billion EUR as of December 31, 2019.
Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the net equity invested in our foreign operations related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both December 31, 2019 and 2018, and 1.4 billion CAD and 1.2 billion CAD as of December 31, 2019 and 2018, respectively.
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
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority, the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel banks to contribute LIBOR data beyond December 31, 2021. It is unclear what rate or rates may develop as accepted alternatives to LIBOR, or what the effect of any such changes may have on the markets for LIBOR-based financial instruments. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”), a group of private market participants and ex-officio members representing banking and financial sector regulators. ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. We have exposures to LIBOR, including loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. To facilitate an orderly transition from LIBOR,

93	Capital One Financial Corporation (COF)

we have established a company-wide, cross-functional initiative to oversee and manage our transition away from LIBOR and other Interbank Offered Rates (“IBORs”) to alternative reference rates. We have made progress on our transition efforts as we:

•	implemented a robust governance framework and transition planning;

•	completed initial assessment of exposures in products, legal contracts, systems, models and processes;

•	included LIBOR transition language (“fallback language”) for new legal contracts/agreements; and

•	issued our first debt security with a SOFR-based floating rate component in January 2020.
We also continue to focus our transition efforts on:

•	reviewing existing legal contracts/agreements and assessing fallback language impacts;

•	monitoring of our LIBOR exposure;

•	assessing internal operational readiness and risk management;

•	implementing necessary updates to our infrastructure including systems, models, valuation tools and processes;

•	engaging with our clients, industry working groups, and regulators; and

•	monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business”.

94	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Loans Held for Investment Portfolio Composition

	December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Credit Card:
Domestic credit card	$118,606	$107,350	$105,293	$97,120	$87,939
International card businesses	9,630	9,011	9,469	8,432	8,186
Total credit card	128,236	116,361	114,762	105,552	96,125
Consumer Banking:
Auto	60,362	56,341	53,991	47,916	41,549
Home loan	—	—	17,633	21,584	25,227
Retail banking	2,703	2,864	3,454	3,554	3,596
Total consumer banking	63,065	59,205	75,078	73,054	70,372
Commercial Banking:
Commercial and multifamily real estate	30,245	28,899	26,150	26,609	25,518
Commercial and industrial	44,263	41,091	38,025	39,824	37,135
Total commercial lending	74,508	69,990	64,175	66,433	62,653
Small-ticket commercial real estate	—	343	400	483	613
Total commercial banking	74,508	70,333	64,575	66,916	63,266
Other loans	—	—	58	64	88
Total loans	$265,809	$245,899	$254,473	$245,586	$229,851

95	Capital One Financial Corporation (COF)

Table B—Performing Delinquencies

	December 31,
	2019		2018		2017		2016		2015
(Dollars in millions)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)	Loans(1)(2)	Rate(3)
Delinquent loans:
30 – 59 days	$4,417	1.66%	$4,255	1.73%	$3,908	1.53%	$3,416	1.39%	$3,042	1.33%
60 – 89 days	2,513	0.94	2,406	0.98	2,086	0.82	1,833	0.75	1,636	0.71
90 – 119 days	975	0.37	866	0.35	862	0.34	771	0.31	603	0.26
120 – 149 days	813	0.31	736	0.30	734	0.29	628	0.26	493	0.21
150 or more days	619	0.23	632	0.26	637	0.25	537	0.22	409	0.18
Total	$9,337	3.51%	$8,895	3.62%	$8,227	3.23%	$7,185	2.93%	$6,183	2.69%
By geographic area:
Domestic	$9,002	3.38%	$8,578	3.49%	$7,883	3.10%	$6,902	2.81%	$5,939	2.58%
International	335	0.13	317	0.13	344	0.13	283	0.12	244	0.11
Total	$9,337	3.51%	$8,895	3.62%	$8,227	3.23%	$7,185	2.93%	$6,183	2.69%
Total loans held for investment	$265,809		$245,899		$254,473		$245,586		$229,851
__________

(1)
Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $462 million, $468 million, $491 million, $402 million and $262 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Performing TDRs totaled $1.3 billion, $1.4 billion, $1.9 billion, $1.6 billion and $1.4 billion as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(3)	Delinquency rates are calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

96	Capital One Financial Corporation (COF)

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Nonperforming loans held for investment:
Credit Card:
International card businesses	$25	$22	$24	$42	$53
Total credit card	25	22	24	42	53
Consumer Banking:
Auto	487	449	376	223	219
Home loan	—	—	176	273	311
Retail banking	23	30	35	31	28
Total consumer banking	510	479	587	527	558
Commercial Banking:
Commercial and multifamily real estate	38	83	38	30	7
Commercial and industrial	410	223	239	988	538
Total commercial lending	448	306	277	1,018	545
Small-ticket commercial real estate	—	6	7	4	5
Total commercial banking	448	312	284	1,022	550
Other loans	—	—	4	8	9
Total nonperforming loans held for investment	$983	$813	$899	$1,599	$1,170
Other nonperforming assets	63	59	153	280	324
Total nonperforming assets	$1,046	$872	$1,052	$1,879	$1,494
Total nonperforming loans(1)	0.37%	0.33%	0.35%	0.65%	0.51%
Total nonperforming assets(2)	0.39	0.35	0.41	0.76	0.65
__________

(1)	Nonperforming loan rate is calculated based on total nonperforming loans divided by period-end total loans held for investment.

(2)	The denominator used in calculating the total nonperforming assets ratio consists of total loans held for investment and total other nonperforming assets.

97	Capital One Financial Corporation (COF)

Table D—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Average loans held for investment	$247,450	$242,118	$245,565	$233,272	$210,745
Net charge-offs	6,252	6,112	6,562	5,062	3,695
Net charge-off rate	2.53%	2.52%	2.67%	2.17%	1.75%

98	Capital One Financial Corporation (COF)

Table E—Summary of Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

	December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Allowance for loan and lease losses:
Balance at beginning of period	$7,220	$7,502	$6,503	$5,130	$4,383
Charge-offs:
Credit card	(6,711)	(6,657)	(6,321)	(5,019)	(4,028)
Consumer banking	(1,917)	(1,832)	(1,677)	(1,226)	(1,082)
Commercial banking	(181)	(119)	(481)	(307)	(76)
Other	—	(7)	(34)	(3)	(7)
Total charge-offs	(8,809)	(8,615)	(8,513)	(6,555)	(5,193)
Recoveries:
Credit card	1,562	1,588	1,267	1,066	1,110
Consumer banking	970	851	639	406	351
Commercial banking	25	63	16	15	29
Other	—	1	29	6	8
Total recoveries	2,557	2,503	1,951	1,493	1,498
Net charge-offs	(6,252)	(6,112)	(6,562)	(5,062)	(3,695)
Provision for credit losses	6,223	5,858	7,563	6,491	4,490
Allowance build (release) for loan and lease losses	(29)	(254)	1,001	1,429	795
Other changes	17	(28)	(2)	(56)	(48)
Balance at end of period	$7,208	$7,220	$7,502	$6,503	$5,130
Reserve for unfunded lending commitments:
Balance at beginning of period	$122	$124	$136	$168	$113
Provision (benefit) for losses on unfunded lending commitments	13	(2)	(12)	(32)	46
Other changes	—	—	—	—	9
Balance at end of period	135	122	124	136	168
Combined allowance and reserve at end of period	$7,343	$7,342	$7,626	$6,639	$5,298
Allowance for loan and lease losses as a percentage of loans held for investment	2.71%	2.94%	2.95%	2.65%	2.23%
Combined allowance and reserve by geographic distribution:
Domestic	$6,945	$6,951	$7,251	$6,262	$4,999
International	398	391	375	377	299
Total	$7,343	$7,342	$7,626	$6,639	$5,298
Combined allowance and reserve by portfolio segment:
Credit card	$5,395	$5,535	$5,648	$4,606	$3,654
Consumer banking	1,043	1,052	1,249	1,109	875
Commercial banking	905	755	728	922	765
Other	—	—	1	2	4
Total	$7,343	$7,342	$7,626	$6,639	$5,298

99	Capital One Financial Corporation (COF)

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
Table F—Reconciliation of Non-GAAP Measures

	December 31,
(Dollars in millions, except as noted)	2019	2018	2017	2016	2015
Tangible Common Equity (Period-End)
Stockholders’ equity	$58,011	$51,668	$48,730	$47,514	$47,284
Goodwill and intangible assets(1)	(14,932)	(14,941)	(15,106)	(15,420)	(15,701)
Noncumulative perpetual preferred stock	(4,853)	(4,360)	(4,360)	(4,360)	(3,294)
Tangible common equity	$38,226	$32,367	$29,264	$27,734	$28,289
Tangible Common Equity (Average)
Stockholders’ equity	$55,690	$50,192	$49,530	$48,753	$47,713
Goodwill and intangible assets(1)	(14,927)	(15,017)	(15,308)	(15,550)	(15,273)
Noncumulative perpetual preferred stock	(4,729)	(4,360)	(4,360)	(3,591)	(2,641)
Tangible common equity	$36,034	$30,815	$29,862	$29,612	$29,799
Tangible Assets (Period-End)
Total assets	$390,365	$372,538	$365,693	$357,033	$334,048
Goodwill and intangible assets(1)	(14,932)	(14,941)	(15,106)	(15,420)	(15,701)
Tangible assets	$375,433	$357,597	$350,587	$341,613	$318,347
Tangible Assets (Average)
Total assets	$374,924	$363,036	$354,924	$339,974	$313,474
Goodwill and intangible assets(1)	(14,927)	(15,017)	(15,308)	(15,550)	(15,273)
Tangible assets	$359,997	$348,019	$339,616	$324,424	$298,201
Non-GAAP Ratio
Tangible common equity(2)	10.2%	9.1%	8.3%	8.1%	8.9%
__________

(1)	Includes impact of related deferred taxes.

(2)	Tangible common equity (“TCE”) ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

100	Capital One Financial Corporation (COF)

Table G—Selected Quarterly Financial Information

(Dollars in millions, except per share data and as noted) (unaudited)	2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$7,270	$7,075	$7,076	$7,092	$7,048	$6,895	$6,596	$6,637
Interest expense	1,204	1,338	1,330	1,301	1,228	1,109	1,045	919
Net interest income	6,066	5,737	5,746	5,791	5,820	5,786	5,551	5,718
Provision for credit losses	1,818	1,383	1,342	1,693	1,638	1,268	1,276	1,674
Net interest income after provision for credit losses	4,248	4,354	4,404	4,098	4,182	4,518	4,275	4,044
Non-interest income	1,361	1,222	1,378	1,292	1,193	1,176	1,641	1,191
Non-interest expense	4,161	3,872	3,779	3,671	4,132	3,773	3,424	3,573
Income from continuing operations before income taxes	1,448	1,704	2,003	1,719	1,243	1,921	2,492	1,662
Income tax provision (benefit)	270	375	387	309	(21)	420	575	319
Income from continuing operations, net of tax	1,178	1,329	1,616	1,410	1,264	1,501	1,917	1,343
Income (loss) from discontinued operations, net of tax	(2)	4	9	2	(3)	1	(11)	3
Net income	1,176	1,333	1,625	1,412	1,261	1,502	1,906	1,346
Dividends and undistributed earnings allocated to participating securities	(7)	(10)	(12)	(12)	(9)	(9)	(12)	(10)
Preferred stock dividends	(97)	(53)	(80)	(52)	(80)	(53)	(80)	(52)
Issuance cost for redeemed preferred stock	(31)	—	—	—	—	—	—	—
Net income available to common stockholders	$1,041	$1,270	$1,533	$1,348	$1,172	$1,440	$1,814	$1,284
Common share statistics:
Basic earnings per common share:(1)
Net income from continuing operations	$2.26	$2.70	$3.24	$2.87	$2.50	$3.01	$3.76	$2.63
Income (loss) from discontinued operations	—	0.01	0.02	—	(0.01)	—	(0.02)	0.01
Net income per basic common share	$2.26	$2.71	$3.26	$2.87	$2.49	$3.01	$3.74	$2.64
Diluted earnings per common share:(1)
Net income from continuing operations	$2.25	$2.68	$3.22	$2.86	$2.49	$2.99	$3.73	$2.61
Income (loss) from discontinued operations	—	0.01	0.02	—	(0.01)	—	(0.02)	0.01
Net income per diluted common share	$2.25	$2.69	$3.24	$2.86	$2.48	$2.99	$3.71	$2.62
Weighted-average common shares outstanding (in millions):
Basic common shares	460.9	469.5	470.8	469.4	470.0	477.8	485.1	486.9
Diluted common shares	463.4	471.8	473.0	471.6	472.7	480.9	488.3	490.8
Balance sheet (average balances):
Loans held for investment	$258,870	$246,147	$242,653	$241,959	$241,371	$236,766	$240,758	$249,726
Interest-earning assets	349,150	340,949	338,026	337,793	334,714	330,272	333,495	330,183
Total assets	383,162	374,905	371,095	370,394	365,243	360,937	363,929	362,049
Interest-bearing deposits	236,250	232,063	230,452	227,572	222,827	221,431	223,079	219,670
Total deposits	260,040	255,082	253,634	251,410	247,663	246,720	248,790	245,270
Borrowings	51,442	49,413	49,982	53,055	53,994	51,684	52,333	54,588
Common equity	52,641	52,566	50,209	48,359	46,753	46,407	45,466	44,670
Total stockholders’ equity	58,148	57,245	54,570	52,720	51,114	50,768	49,827	49,031

101	Capital One Financial Corporation (COF)

Glossary and Acronyms
2019 Stock Repurchase Program: On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock from the third quarter of 2019 through the end of the second quarter of 2020.
Annual Report: References to our “2019 Form 10-K” or “2019 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
Carrying value (with respect to loans): The amount at which a loan is recorded on the consolidated balance sheets. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer, net of any related reserves. Loans held for sale are recorded at either fair value (if we elect the fair value option) or at the lower of cost or fair value. For PCI loans, carrying value represents the present value of all expected cash flows including interest that has not yet been accrued, discounted at the effective interest rate, including any valuation allowance for impaired loans.
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

102	Capital One Financial Corporation (COF)

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

103	Capital One Financial Corporation (COF)

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
Net charge-off rate: represents (annualized) net charge-offs divided by average loans held for investment for the period.
Net interest margin: represents (annualized) net interest income divided by average interest-earning assets for the period.
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
Tailoring Rules: In October 2019, the Federal Banking Agencies released final rules that provide for tailored application of certain capital, liquidity, and stress testing requirements across different categories of banking institutions. As a bank holding company with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules.

104	Capital One Financial Corporation (COF)

Tangible common equity: A non-GAAP financial measure. Common equity less goodwill and intangible assets adjusted for deferred tax liabilities associated with non-tax deductible intangible assets and tax deductible goodwill.
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
Walmart acquisition: On October 11, 2019, we completed the acquisition of the existing portfolio of Walmart’s cobrand and private label credit card receivables.

105	Capital One Financial Corporation (COF)

Acronyms
AWS: Amazon Web Services, Inc.
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ARM: Adjustable rate mortgage
ARRC: Alternative Reference Rates Committee
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
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CIBC Act: Change in Bank Control Act
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
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: U.K. Financial Conduct Authority
FCAC: Financial Consumer Agency of Canada
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation

106	Capital One Financial Corporation (COF)

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHC: Financial holding company
FHLB: Federal Home Loan Banks
FIS: Fidelity Information Services
FinCEN: Financial Crimes Enforcement Network
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
IRM: Independent Risk Management
IRS: Internal Revenue Service
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
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
PPI: Payment protection insurance
PSU: Performance share unit
RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission

107	Capital One Financial Corporation (COF)

SEF: Swap execution facility
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
TSYS: Total Systems Services, Inc.
U.K.: United Kingdom
U.S.: United States of America
VAC: Valuations Advisory Committee

108	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Market Risk Profile.”

109	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

February 20, 2020

110	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
February 20, 2020

111	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

112	Capital One Financial Corporation (COF)

Allowance for loan and lease losses - Credit Card and Consumer Banking
Description of the Matter
At December 31, 2019, the Company’s allowance for loan and lease losses (ALLL or allowance) for the credit card and consumer banking portfolios was $5.4 billion and $1.0 billion, respectively. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the ALLL represents management’s best estimate of incurred loan and lease losses in the held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of complex econometric statistical loss forecasting models tailored to each portfolio based on, among other things, historical loss and recovery experience, recent trends in delinquencies and charge-offs, underwriting and collection management policies, seasonality, the value of collateral underlying secured loans, and general economic conditions. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes not lending themselves to empirical derivation.
Auditing the allowance for the credit card and consumer banking portfolios was especially challenging and highly judgmental due to the significant complexity of the loss forecasting models used in the quantitative element and the significant judgment required in establishing the qualitative element. The qualitative element requires management to make significant judgments regarding the imprecision and risk inherent in the process and assumptions used in establishing the allowance, including modeling assumption and adjustment risks, probable internal and external events, and uncertainty in the macroeconomic environment and how that impacts losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the internal controls over the ALLL process, including, among others, controls over the development, operation, and monitoring of loss forecasting models and management review controls over key assumptions and qualitative judgments used in reviewing the final credit card and consumer banking allowance results. Our tests of controls included observation of certain of management’s quarterly ALLL governance meetings, at which key management judgments, qualitative adjustments, and final ALLL results are subjected to critical challenge by management groups independent of the ALLL calculation.
We involved EY specialists in testing management’s credit card and consumer banking econometric statistical loss forecasting models including evaluating model methodology, model performance and testing key modeling assumptions as well as model governance controls. We compared actual loss history with prior forecasts at a disaggregated loan portfolio level to evaluate the reasonableness of management’s consumer forecasts (e.g., look-back analysis).
We performed quarterly sensitivity analysis on the ALLL, charge-off and delinquency rates, and coverage ratios used within each segment of the credit card and consumer banking allowance. Our audit response also included specific substantive tests of management’s process to measure credit card and consumer banking qualitative factors. We compared calculations to external consumer market benchmarks and industry peer data and compared qualitative factors to prior periods and prior economic cycles. We also evaluated if the credit card and consumer banking allowance qualitative factors were applied based on a comprehensive framework and that all available information was considered, well-documented, and consistently applied.

113	Capital One Financial Corporation (COF)

Goodwill Impairment Assessment
Description of the Matter
At December 31, 2019, the Company’s goodwill was $14.7 billion recorded across four reporting units. As discussed in Note 1 and Note 6 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying value. Management uses a discounted cash flow analysis (DCF) to calculate the fair value of its reporting units.
Auditing of the annual goodwill impairment test was especially challenging, complex, and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. The fair value estimate is sensitive to significant assumptions including prospective financial information (PFI) and market discount rates. These PFI assumptions require management to make judgments about future loan and deposit growth, revenue and expenses, credit losses, and capital rates. Management utilizes a financial forecasting process to estimate the PFI and an estimation process to determine the appropriate discount rates.

How We Addressed the Matter in Our Audit
Our audit procedures related to the goodwill impairment assessment included, among others, testing the design and operating effectiveness of controls over the Company’s PFI forecasting process and management’s impairment assessment process, including controls over the estimation of discount rates.
To test the appropriateness of management’s assessment process, we assessed the goodwill impairment methodology and involved EY valuation specialists to assist in the testing of the significant assumptions, including testing the Company’s estimate of discount rates, and evaluating the reasonableness of total fair value through comparison to the Company’s market capitalization and analysis of the resulting premium to applicable market transactions. We evaluated certain of management’s assumptions with historical performance (e.g., trend analysis), current industry and economic trends, changes in the Company’s strategies, and the customer base or product mix. We also evaluated the consistency of the PFI by comparing the projections to other analyses used within the organization and inquiries performed of senior management regarding strategic plans within each reporting unit. We compared prior year forecasts to current year actual performance. We performed sensitivity analyses related to the significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the assumptions. We also recalculated the reconciliation of the fair value of all reporting units to the market capitalization of the Company and then assessed the resulting premium.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 20, 2020

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2019	2018	2017
Interest income:
Loans, including loans held for sale	$25,862	$24,728	$23,388
Investment securities	2,411	2,211	1,711
Other	240	237	123
Total interest income	28,513	27,176	25,222
Interest expense:
Deposits	3,420	2,598	1,602
Securitized debt obligations	523	496	327
Senior and subordinated notes	1,159	1,125	731
Other borrowings	71	82	102
Total interest expense	5,173	4,301	2,762
Net interest income	23,340	22,875	22,460
Provision for credit losses	6,236	5,856	7,551
Net interest income after provision for credit losses	17,104	17,019	14,909
Non-interest income:
Interchange fees, net	3,179	2,823	2,573
Service charges and other customer-related fees	1,330	1,585	1,597
Net securities gains (losses)	26	(209)	65
Other	718	1,002	542
Total non-interest income	5,253	5,201	4,777
Non-interest expense:
Salaries and associate benefits	6,388	5,727	5,899
Occupancy and equipment	2,098	2,118	1,939
Marketing	2,274	2,174	1,670
Professional services	1,237	1,145	1,097
Communications and data processing	1,290	1,260	1,177
Amortization of intangibles	112	174	245
Other	2,084	2,304	2,167
Total non-interest expense	15,483	14,902	14,194
Income from continuing operations before income taxes	6,874	7,318	5,492
Income tax provision	1,341	1,293	3,375
Income from continuing operations, net of tax	5,533	6,025	2,117
Income (loss) from discontinued operations, net of tax	13	(10)	(135)
Net income	5,546	6,015	1,982
Dividends and undistributed earnings allocated to participating securities	(41)	(40)	(13)
Preferred stock dividends	(282)	(265)	(265)
Issuance cost for redeemed preferred stock	(31)	0	0
Net income available to common stockholders	$5,192	$5,710	$1,704
Basic earnings per common share:
Net income from continuing operations	$11.07	$11.92	$3.80
Income (loss) from discontinued operations	0.03	(0.02)	(0.28)
Net income per basic common share	$11.10	$11.90	$3.52
Diluted earnings per common share:
Net income from continuing operations	$11.02	$11.84	$3.76
Income (loss) from discontinued operations	0.03	(0.02)	(0.27)
Net income per diluted common share	$11.05	$11.82	$3.49

See Notes to Consolidated Financial Statements.
115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Net income	$5,546	$6,015	$1,982
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	650	(459)	21
Net changes in securities held to maturity	26	447	97
Net unrealized gains (losses) on hedging relationships	772	(74)	(203)
Foreign currency translation adjustments	70	(39)	84
Other	13	(11)	24
Other comprehensive income (loss), net of tax	1,531	(136)	23
Comprehensive income	$7,077	$5,879	$2,005

See Notes to Consolidated Financial Statements.
116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,129	$4,768
Interest-bearing deposits and other short-term investments	9,278	8,418
Total cash and cash equivalents	13,407	13,186
Restricted cash for securitization investors	342	303
Investment securities:
Securities available for sale	79,213	46,150
Securities held to maturity	0	36,771
Total investment securities	79,213	82,921
Loans held for investment:
Unsecuritized loans held for investment	231,992	211,702
Loans held in consolidated trusts	33,817	34,197
Total loans held for investment	265,809	245,899
Allowance for loan and lease losses	(7,208)	(7,220)
Net loans held for investment	258,601	238,679
Loans held for sale ($251 million carried at fair value at December 31, 2019)	400	1,192
Premises and equipment, net	4,378	4,191
Interest receivable	1,758	1,614
Goodwill	14,653	14,544
Other assets	17,613	15,908
Total assets	$390,365	$372,538

Liabilities:
Interest payable	$439	$458
Deposits:
Non-interest-bearing deposits	23,488	23,483
Interest-bearing deposits	239,209	226,281
Total deposits	262,697	249,764
Securitized debt obligations	17,808	18,307
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	352
Senior and subordinated notes	30,472	30,826
Other borrowings	7,103	9,420
Total other debt	37,889	40,598
Other liabilities	13,521	11,743
Total liabilities	332,354	320,870
Commitments, contingencies and guarantees (see Note 18)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 4,975,000 and 4,475,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 672,969,391 and 667,969,069 shares issued as of December 31, 2019 and 2018, respectively, 456,562,399 and 467,717,306 shares outstanding as of December 31, 2019 and 2018, respectively)	7	7
Additional paid-in capital, net	32,980	32,040
Retained earnings	40,340	35,875
Accumulated other comprehensive income (loss)	1,156	(1,263)
Treasury stock, at cost (par value $.01 per share; 216,406,992 and 200,251,763 shares as of December 31, 2019 and 2018, respectively)	(16,472)	(14,991)
Total stockholders’ equity	58,011	51,668
Total liabilities and stockholders’ equity	$390,365	$372,538

See Notes to Consolidated Financial Statements.
117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	4,475,000	$0	653,736,607	$7	$31,157	$29,766	$(949)	$(12,467)	$47,514
Comprehensive income						1,982	23		2,005
Dividends—common stock(1)			42,613	0	3	(783)			(780)
Dividends—preferred stock						(265)			(265)
Purchases of treasury stock								(240)	(240)
Issuances of common stock and restricted stock, net of forfeitures			4,057,555	0	164				164
Exercises of stock options and warrants			3,888,152	0	124				124
Compensation expense for restricted stock awards, restricted stock units and stock options					208				208
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						6,015	(136)		5,879
Dividends—common stock(1)			35,813	0	3	(776)			(773)
Dividends—preferred stock						(265)			(265)
Purchases of treasury stock								(2,284)	(2,284)
Issuances of common stock and restricted stock, net of forfeitures			4,183,783	0	175				175
Exercises of stock options and warrants			2,024,546	0	38				38
Compensation expense for restricted stock awards, restricted stock units and stock options					168				168
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						5,546	1,531		7,077
Effects from transfer of securities held to maturity to available for sale							888		888
Dividends—common stock(1)			49,963	0	4	(757)			(753)
Dividends—preferred stock						(282)			(282)
Purchases of treasury stock								(1,481)	(1,481)
Issuances of common stock and restricted stock, net of forfeitures			4,678,940	0	199				199
Exercises of stock options			271,419	0	17				17
Issuances of preferred stock	1,500,000	0			1,462				1,462
Redemptions of preferred stock	(1,000,000)	0			(969)	(31)			(1,000)
Compensation expense for restricted stock units and stock options					227				227
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
__________

(1)	We declared dividend per share on our common stock of $0.40 in each quarter of 2019, 2018 and 2017.

See Notes to Consolidated Financial Statements.
118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Operating activities:
Income from continuing operations, net of tax	$5,533	$6,025	$2,117
Income (loss) from discontinued operations, net of tax	13	(10)	(135)
Net income	5,546	6,015	1,982
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	6,236	5,856	7,551
Depreciation and amortization, net	3,339	2,396	2,440
Deferred tax provision (benefit)	(296)	714	1,434
Net securities losses (gains)	(26)	209	(65)
Gain on sales of loans	(50)	(548)	(72)
Stock-based compensation expense	239	170	244
Other	0	(125)	(8)
Loans held for sale:
Originations and purchases	(9,798)	(9,039)	(8,929)
Proceeds from sales and paydowns	10,668	8,442	9,595
Changes in operating assets and liabilities:
Changes in interest receivable	(63)	(74)	(157)
Changes in other assets	662	476	(714)
Changes in interest payable	(19)	45	85
Changes in other liabilities	194	(1,553)	1,157
Net change from discontinued operations	7	(6)	(361)
Net cash from operating activities	16,639	12,978	14,182
Investing activities:
Securities available for sale:
Purchases	(12,105)	(14,022)	(12,412)
Proceeds from paydowns and maturities	8,553	7,510	7,213
Proceeds from sales	4,780	6,399	8,181
Securities held to maturity:
Purchases	(396)	(19,166)	(5,885)
Proceeds from paydowns and maturities	5,050	2,419	2,594
Loans:
Net changes in loans held for investment	(21,280)	1,015	(12,315)
Principal recoveries of loans previously charged off	2,557	2,503	1,951
Net purchases of premises and equipment	(887)	(874)	(1,018)
Net cash paid for acquisition activities	(8,393)	(600)	(3,187)
Net cash from other investing activities	(877)	(802)	(663)
Net cash from investing activities	(22,998)	(15,618)	(15,541)

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Financing activities:
Deposits and borrowings:
Changes in deposits	$12,643	$6,077	$6,993
Issuance of securitized debt obligations	6,656	997	5,983
Maturities and paydowns of securitized debt obligations	(7,285)	(2,673)	(7,233)
Issuance of senior and subordinated notes and long-term FHLB advances	4,142	5,977	35,426
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(5,595)	(14,163)	(36,554)
Changes in other borrowings	(2,104)	8,671	(400)
Common stock:
Net proceeds from issuances	199	175	164
Dividends paid	(753)	(773)	(780)
Preferred stock:
Net proceeds from issuances	1,462	0	0
Dividends paid	(282)	(265)	(265)
Redemptions	(1,000)	0	0
Purchases of treasury stock	(1,481)	(2,284)	(240)
Proceeds from share-based payment activities	17	38	124
Net cash from financing activities	6,619	1,777	3,218
Changes in cash, cash equivalents and restricted cash for securitization investors	260	(863)	1,859
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,489	14,352	12,493
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$13,749	$13,489	$14,352
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$1,589	$855	$674
Transfers from securities held to maturity to securities available for sale	33,187	0	0
Securitized debt obligations assumed in acquisition	0	0	2,484
Loans held for sale acquired by assuming other borrowings	0	0	283
Interest paid	4,790	3,933	2,772
Income tax paid	626	407	1,187

See Notes to Consolidated Financial Statements.
119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of December 31, 2019, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions, if any, into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
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
Investments in which we do not hold a controlling financial interest but have significant influence over the entity’s financial and operating decisions (generally defined as owning a voting interest of 20% to 50%) are accounted for under the equity method. If we own less than 20% of a voting interest entity, we measure equity investments at fair value with changes in fair value recorded

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through net income, except those that do not have a readily determinable fair value (for which a measurement alternative is applied). We report equity investments in other assets on our consolidated balance sheets and include our share of income or loss and dividends from those investments in other non-interest income in our consolidated statements of income.
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. An entity is deemed to be the primary beneficiary of a VIE if that entity has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
We perform on-going reassessments to evaluate whether changes in an entity’s capital structure or changes in the nature of our involvement with the entity result in a change to the VIE designation or a change to our consolidation conclusion. See “Note 5—Variable Interest Entities and Securitizations” for further details.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits and other short-term investments, all of which, if applicable, have stated maturities of three months or less when acquired.
Securities Resale and Repurchase Agreements
Securities purchased under resale agreements and securities loaned or sold under agreements to repurchase, principally U.S. government and agency obligations, are not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We continually monitor the market value of these securities and deliver additional collateral to or obtain additional collateral from counterparties, as appropriate. See “Note 8—Deposits and Borrowings” for further details.
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
We regularly evaluate our securities whose fair values have declined below amortized cost to assess whether the decline in fair value represents an other than temporary impairment (“OTTI”). We discuss our assessment and accounting for OTTI in “Note 2—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 16—Fair Value Measurement.”
Our investment portfolio also includes certain acquired debt securities that were deemed to be credit impaired at the acquisition date, and therefore are accounted for in accordance with accounting guidance for purchased credit-impaired (“PCI”) loans and debt securities. These securities are recorded at fair value at the acquisition date using the estimated cash flows we expect to collect discounted by the prevailing market interest rate. The difference between the contractually required payments due and the undiscounted cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference reflects estimated future credit losses expected to be incurred over the life of the security, and is recorded as a discount to the related debt security on our consolidated balance sheet. The excess of the undiscounted cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income using an effective yield method over the remaining life of the security. Further decreases in expected cash flows attributable to credit result in the recognition of OTTI. Significant increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield. See the “Loans Acquired” section of this Note for further discussion of accounting guidance for PCI loans and debt securities.
Loans
Our loan portfolio consists of loans held for investment, including loans underlying our consolidated securitization trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate as well as commercial and industrial loans.
Loan Classification
Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans, which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether we elect the fair value option, whether the loans are originated or purchased and whether purchased loans are considered credit-impaired at the date of acquisition. The presentation within the consolidated statements of cash flows is based on management’s intent at acquisition or origination. Cash flows related to loans held for investment are included in cash flows from investing activities on our consolidated statements of cash flows. Cash flows related to loans held for sale are included in cash flows from operating activities on our consolidated statements of cash flows.
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
Loans Held for Sale
Loans purchased or originated with the intent to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Multifamily commercial real estate loans originated with the intent to sell to government-sponsored enterprises are accounted for under the fair value option. We elect the fair value option on these loans as part of our management of interest rate risk with corresponding forward sale commitments. Loan origination fees and direct loan origination costs are recognized as incurred and are reported in other non-interest income in the consolidated statements of income. Interest income is calculated based on the loan's stated rate of interest and is reported in interest income in the consolidated statements of income. Fair value adjustments are recorded in other non-interest income in the consolidated statements of income.
All other loans classified as held for sale are recorded at the lower of cost or fair value. Loan origination fees, direct loan origination costs and any discounts and premiums are deferred until the loan is sold and are then recognized as part of the total gain or loss on sale. The fair value of these loans is determined on an aggregate portfolio basis for each loan type. Fair value adjustments are recorded in other non-interest income in the consolidated statements of income.
If a loan is transferred from held for investment to held for sale, then on the transfer date, any decline in fair value related to credit is recorded as a charge-off. Subsequent to transfer, we report write-downs or recoveries in fair value up to the carrying value at the date of transfer and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected cash flows resulting from credit deterioration subsequent to acquisition will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Significant increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses. The excess over the recorded allowance for loan and lease losses would result in a reclassification to the accretable yield from the nonaccretable difference and an increase in interest income recognized over the remaining life of the loan or pool of loans. Disposals of loans in the form of sales to third parties, receipt of payment in full or in part by the borrower, and foreclosure of the collateral, result in removal of the loan from the PCI loans portfolio. See “Note 3—Loans” for additional information.
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve the long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). Our loan modifications typically include an extension of the loan term, a reduction in the interest rate, a reduction in the loan balance, or a combination of these concessions. We describe our accounting for and measurement of impairment on TDR loans below under “Impaired Loans.” See “Note 3—Loans” for additional information on our loan modifications and restructurings.
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
Interest and fees accrued but not collected as of the date a loan is placed on nonaccrual status are reversed against earnings. In addition, the amortization of net deferred loan fees is suspended. Interest and fee income is subsequently recognized only upon the receipt of cash payments. However, if there is doubt regarding the ultimate collectability of loan principal, cash received is generally applied against the principal balance of the loan. Nonaccrual loans are generally returned to accrual status when all principal and interest is current and repayment of the remaining contractual principal and interest is reasonably assured, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans held for sale are not reported as impaired, as these loans are recorded at either fair value (if we elect the fair value option) or at the lower of cost or fair value. Impaired loans also exclude PCI loans, as these loans are accounted for based on expected cash flows at acquisition because this accounting methodology takes into consideration future credit losses.
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
Charge-Offs
We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and we record subsequent recoveries of previously charged off amounts as an increase to the allowance for loan and lease losses. We exclude accrued and unpaid finance charges and fees and certain fraud losses from charge-offs. Costs to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off time frames by loan type are presented below.

•
Credit card loans: We generally charge off credit card loans in the period the account becomes 180 days past due. We charge off delinquent credit card loans for which revolving privileges have been revoked as part of loan workouts when the account becomes 120 days past due. Credit card loans in bankruptcy are generally charged-off by the end of the month following 30 days after the receipt of a complete bankruptcy notification from the bankruptcy court. Credit card loans of deceased account holders are generally charged off 5 days after receipt of notification.

•
Consumer banking loans: We generally charge off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off period for auto loans is 120 days past due. Small business banking loans generally charge off at 120 days past due based on the date unpaid principal loan amounts are deemed uncollectible. Auto loans that have not been previously charged off where the borrower has filed for bankruptcy and the loan has not been reaffirmed charge off in the period that the loan is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto loans that have not been previously charged off and have been discharged under Chapter 7 bankruptcy are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.

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
Management performs a quarterly analysis of our loan portfolio to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our credit card, consumer banking and commercial banking loan portfolios. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; (ii) an asset-specific component for individually impaired loans; and (iii) a component related to PCI loans that have experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components is supplemented by an amount that represents management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance. Management’s judgment involves an assessment of subjective factors, such as process risk, modeling assumption and adjustment risks, and probable internal and external events that will likely impact losses.
Our credit card and consumer banking loan portfolios consist of smaller-balance, homogeneous loans. The consumer banking loan portfolio is divided into two primary portfolio segments: auto loans and retail banking loans. The credit card and consumer banking loan portfolios are further divided by our business units into groups based on common risk characteristics, such as origination year, contract type, interest rate, credit bureau score and geography, which are collectively evaluated for impairment. The commercial banking loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to individual reviews that result in internal risk ratings. In assessing the risk rating of a particular loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that loan.
The component of the allowance related to credit card and consumer banking loans that we collectively evaluate for impairment is based on a statistical calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer banking loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate probable losses incurred and consider several portfolio indicators including, but not limited to, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, credit bureau scores and general economic and business trends. Management believes these factors are relevant in estimating probable losses incurred and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our credit card and consumer banking loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
The component of the allowance for commercial banking loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. We apply internal risk ratings to commercial banking loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (“default rate”) and loss given default (“loss severity”). Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, industry-specific and geographic

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trends, portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.
The asset-specific component of the allowance covers smaller-balance homogeneous credit card and consumer banking loans whose terms have been modified in a TDR and larger-balance nonperforming, non-homogeneous commercial banking loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance impaired loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.
Applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired. See “Note 3—Loans” for information on loan portfolios associated with acquisitions.
In addition to the allowance, we also estimate probable losses related to contractually binding unfunded lending commitments. The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale, which we use to assess credit quality and derive a total loss estimate. We assess these risk classifications, taking into consideration both quantitative and qualitative factors, including historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and other pertinent information to estimate the reserve for unfunded lending commitments.
Determining the appropriateness of the allowance and the reserve for unfunded lending commitments is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance and the reserve for unfunded lending commitments in future periods. See “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” for additional information.
Securitization of Loans
Our loan securitization activities primarily involve the securitization of credit card and auto loans, which provides a source of funding for us. See “Note 5—Variable Interest Entities and Securitizations” for additional details. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust. The trust then sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of debt securities and transfers the proceeds from the debt issuance to us as consideration for the loan receivables transferred. The debt securities are collateralized by the loan receivables transferred from our portfolio. We remove loans from our consolidated balance sheets when securitizations qualify as sales to non-consolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing, the assets will remain on our consolidated balance sheets with an offsetting liability recognized for the amount of proceeds received.

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises, Equipment and Leases
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

Premises and Equipment	Useful Lives
Buildings and improvements	5-39 years
Furniture and equipment	3-10 years
Computer software	3 years
Leasehold improvements	Lesser of the useful life or the remaining lease term

Expenditures for maintenance and repairs are expensed as incurred and gains or losses upon disposition are recognized in our consolidated statements of income as realized. See “Note 7—Premises, Equipment and Leases” for additional information.
Leases
Lease classification is determined at inception for all lease transactions with an initial term greater than one year. Operating leases are included as right-of-use (“ROU”) assets within other assets, and operating lease liabilities are classified as other liabilities on our consolidated balance sheets. Finance leases are included in premises and equipment, and other borrowings on our consolidated balance sheets. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Lease expense for minimum lease payments are recognized on a straight-line basis over the lease term. See “Note 7—Premises, Equipment and Leases” for additional information.
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
Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 6—Goodwill and Intangible Assets” for additional information.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Commercial MSRs are subsequently accounted for under the amortization method. We evaluate for impairment as of each reporting date and recognize any impairment in other non-interest income. See “Note 6—Goodwill and Intangible Assets” for additional information.
Foreclosed Property and Repossessed Assets
Foreclosed property and repossessed assets obtained through our lending activities typically include commercial real estate or personal property, such as automobiles, and are recorded at net realizable value. For foreclosed property and repossessed assets, we generally reclassify the loan to repossessed assets upon repossession of the property in satisfaction of the loan. Net realizable

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value is the estimated fair value of the underlying collateral less estimated selling costs and is based on appraisals, when available. Subsequent to initial recognition, foreclosed property and repossessed assets are recorded at the lower of our initial cost basis or net realizable value, which is routinely monitored and updated. Any changes in net realizable value and gains or losses realized from disposition of the property are recorded in other non-interest expense. See “Note 16—Fair Value Measurement” for details.
Restricted Equity Investments
We have investments in Federal Home Loan Banks (“FHLB”) stock and in the Board of Governors of the Federal Reserve System (“Federal Reserve”) stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable, are carried at cost, and if there is any indicator of impairment are reviewed for impairment.
Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation-related matters, including mortgage representation and warranty related matters, that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Professional service fees, including lawyers’ and experts’ fees, expected to be incurred in connection with a loss contingency are expensed as services are provided. See “Note 18—Commitments, Contingencies, Guarantees and Others” for additional information.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel, or covering eligible charges. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, rewards expense is generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed and is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. We expect the vast majority of all rewards earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $4.7 billion and $4.3 billion as of December 31, 2019 and 2018, respectively.
Revenue Recognition
Interest Income and Fees
Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying arrangements.
Loan origination fees and costs and premiums and discounts on loans held for investment are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the effective interest method. Costs deferred include direct origination costs such as bounties paid to third parties for new accounts and incentives paid to our network of auto dealers for loan referrals. In certain circumstances, we elect to factor prepayment estimates into the calculation of the constant effective yield necessary to apply the interest method. Prepayment estimates are based on historical prepayment data, existing and forecasted interest rates, and economic data. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period.
Unamortized premiums, discounts and other basis adjustments on investment securities are recognized in interest income over the contractual lives of the securities using the effective interest method.
Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loan receivables net of amounts that we consider uncollectible. Unbilled finance charges and fees on credit card loans are included in interest receivable on our consolidated balance sheets. Annual membership fees are classified as service charges and other customer-related fees on our consolidated statements of income and are deferred and amortized into income over 12 months on a straight-line basis. We continue to accrue finance charges and fees on credit card loans until the account is

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charged-off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables.
Interchange Income
Interchange income represents fees for standing ready to authorize and providing settlement on credit and debit card transactions processed through the MasterCard® (“MasterCard”) and Visa® (“Visa”) interchange networks. The levels and structure of interchange rates are set by MasterCard and Visa and can vary based on cardholder purchase volumes, among other factors. We recognize interchange income upon settlement with the interchange networks. See “Note 17—Business Segments and Revenue from Contracts with Customers” for additional details.
Card Partnership Agreements
We have contractual agreements with certain retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and cobrand credit card loans to these customers over the term of the partnership agreements, which typically range from two years to ten years.
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
When a partner agrees to share a portion of the credit losses associated with the partnership, we must determine whether to report the sharing of losses on a gross or net basis in our consolidated financial statements. We evaluate the contractual provisions for the loss share payments and applicable accounting guidance to determine how to present the impact of the partnership agreement in our consolidated financial statements. Our consolidated net income is the same regardless of how revenue and loss sharing arrangements are reported.
When loss sharing amounts due from partners are presented on a net basis, they are recorded as a reduction to our provision for credit losses in our consolidated statements of income and reduce the charge-off amounts that we report. The allowance for loan and lease losses attributable to these portfolios is also reduced by the expected reimbursements from these partners for loss sharing amounts. See “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” for additional information related to our loss sharing arrangements. For loss sharing arrangements presented on a gross basis, any loss share payments due from the partner are recorded as a part of revenue, and the allowance for loan and lease losses is not reduced by the expected loss share reimbursements but rather, an indemnification asset is recorded.
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
We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.0 billion, $1.3 billion and $1.2 billion in 2019, 2018 and 2017, respectively, for amounts earned by the partner, as part of the partnership agreement. The impact of all of our loss sharing arrangements that are presented on a net basis is included in “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
We are authorized to issue stock–based compensation to employees and directors in various forms, primarily as restricted stock units, performance share units, and stock options. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash.
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
Stock-based compensation expense for equity classified stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Significant judgment is required when determining the inputs into the fair value model. For awards other than stock options, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Certain share-settled awards have discretionary vesting conditions which result in the remeasurement of these awards at fair value each reporting period and the potential for compensation expense to fluctuate with changes in our stock price. See “Note 13—Stock-Based Compensation Plans” for additional details.
Marketing Expenses
Marketing expense includes the cost of our various promotional efforts to attract and retain customers such as advertising, promotional materials, and certain customer incentives. We expense marketing costs as incurred.
Income Taxes
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We record the effect of remeasuring deferred tax assets and liabilities due to a change in tax rates or laws as a component of income tax expense related to continuing operations for the period in which the change is enacted. We subsequently release income tax effects stranded in AOCI using a portfolio approach. Income tax benefits are recognized when, based on their technical merits, they are more likely than not to be sustained upon examination. The amount recognized is the largest amount of benefit that is more likely than not to be realized upon settlement. See “Note 15—Income Taxes” for additional details.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share awards and units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share. See “Note 12—Earnings Per Common Share” for additional details.
Derivative Instruments and Hedging Activities
All derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities, with consideration of legally enforceable master netting arrangements that allow us to net settle positive and negative positions and offset cash collateral with the same counterparty. We report net derivatives in a gain position, or derivative assets, on our consolidated balance sheets as a component of other assets. We report net derivatives in a loss position, or derivative liabilities, on our consolidated balance sheets as a component of other liabilities. See “Note 9—Derivative Instruments and Hedging Activities” for additional details.
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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes to fair value in the consolidated statements of income. See “Note 16—Fair Value Measurement” for additional information.
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

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Adopted During the Twelve Months Ended December 31, 2019

Standard	Guidance	Adoption Timing and Financial Statements Impacts
Codification Improvements
Accounting Standards Update (“ASU”) No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
Topic 3: Codification Improvements to Update 2017-12 and Other Hedging Items
Issued April 2019

Clarifies the measurement of the hedged item in fair value hedges of interest rate risk in partial-term fair value hedges and the treatment of the basis adjustments.
We early adopted Topic 3 of this guidance in the fourth quarter of 2019 and applied the amendments retrospectively as of January 1, 2018 (the date we initially applied ASU No. 2017-12).
Our adoption of this standard did not have a material impact on our consolidated financial statements.

Premium Amortization on Callable Debt
Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
Issued March 2017
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio as of both December 31, 2019 and 2018.
On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules, which no longer required us to include in regulatory capital certain elements of AOCI, including unrealized gains and losses from available for sale securities. On the date of transfer, these securities had a fair value of $33.2 billion, including pre-tax unrealized gains of $1.2 billion.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2019 and 2018.
Table 2.1: Investment Securities Available for Sale

	December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,122	$6	$(4)	$4,124
RMBS:
Agency	62,003	1,120	(284)	62,839
Non-agency	1,235	266	(2)	1,499
Total RMBS	63,238	1,386	(286)	64,338
Agency CMBS	9,303	165	(42)	9,426
Other securities(1)	1,321	4	0	1,325
Total investment securities available for sale	$77,984	$1,561	$(332)	$79,213

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,146	$15	$(17)	$6,144
RMBS:
Agency	32,710	62	(869)	31,903
Non-agency	1,440	304	(2)	1,742
Total RMBS	34,150	366	(871)	33,645
Agency CMBS	4,806	11	(78)	4,739
Other securities(1)	1,626	2	(6)	1,622
Total investment securities available for sale	$46,728	$394	$(972)	$46,150
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

134	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018.
Table 2.2: Securities in a Gross Unrealized Loss Position

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,647	$(4)	$0	$0	$2,647	$(4)
RMBS:
Agency	10,494	(92)	10,567	(192)	21,061	(284)
Non-agency	35	(1)	16	(1)	51	(2)
Total RMBS	10,529	(93)	10,583	(193)	21,112	(286)
Agency CMBS	2,580	(23)	1,563	(19)	4,143	(42)
Other securities	126	0	106	0	232	0
Total investment securities available for sale in a gross unrealized loss position	$15,882	$(120)	$12,252	$(212)	$28,134	$(332)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,543	$(3)	$1,076	$(14)	$3,619	$(17)
RMBS:
Agency	7,863	(260)	18,118	(609)	25,981	(869)
Non-agency	89	(2)	10	0	99	(2)
Total RMBS	7,952	(262)	18,128	(609)	26,080	(871)
Agency CMBS	2,004	(31)	1,540	(47)	3,544	(78)
Other securities	244	(1)	678	(5)	922	(6)
Total investment securities available for sale in a gross unrealized loss position	$12,743	$(297)	$21,422	$(675)	$34,165	$(972)

As of December 31, 2019, the amortized cost of approximately 900 securities available for sale exceeded their fair value by $332 million, of which $212 million related to securities that had been in a loss position for 12 months or longer.

135	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of December 31, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2019
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$0	$1,476	$2,648	$0	$4,124
RMBS(1):
Agency	0	36	891	61,912	62,839
Non-agency	0	0	0	1,499	1,499
Total RMBS	0	36	891	63,411	64,338
Agency CMBS(1)	2	1,753	3,574	4,097	9,426
Other securities	501	557	267	0	1,325
Total securities available for sale	$503	$3,822	$7,380	$67,508	$79,213
Amortized cost of securities available for sale	$503	$3,816	$7,334	$66,331	$77,984
Weighted-average yield for securities available for sale	1.43%	2.37%	2.60%	3.06%	2.97%
__________

(1)	As of December 31, 2019, the weighted-average expected maturities of RMBS and Agency CMBS is 5.4 years for each portfolio.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of December 31, 2019, we had sold all securities previously designated with the intent to sell, and did not intend to sell, nor believe that we will be required to sell, any other security in an unrealized loss position prior to the recovery of its amortized cost basis.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2019, 2018 and 2017. We did not sell any investment securities that were classified as held to maturity.
Table 2.4: Realized Gains and Losses on Securities and OTTI Recognized in Earnings

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Realized gains (losses):
Gross realized gains	$44	$13	$144
Gross realized losses	(18)	(21)	(74)
Net realized gains (losses)	26	(8)	70
OTTI recognized in earnings:
Credit-related OTTI	0	(1)	(2)
Intent-to-sell OTTI	0	(200)	(3)
Total OTTI recognized in earnings	0	(201)	(5)
Net securities gains (losses)	$26	$(209)	$65
Total proceeds from sales	$4,780	$6,399	$8,181
The cumulative credit loss component of the OTTI losses that have been recognized in our consolidated statements of income related to the securities that we do not intend to sell was $134 million and $140 million as of December 31, 2019 and 2018, respectively.
Securities Pledged and Received
We pledged investment securities totaling $14.0 billion and $16.3 billion as of December 31, 2019 and 2018, respectively. These securities are primarily pledged to secure FHLB advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both December 31, 2019 and 2018, related to our derivative transactions.
Purchased Credit-Impaired Debt Securities
The table below presents the outstanding balance and carrying value of the purchased credit-impaired debt securities as of December 31, 2019 and 2018.
Table 2.5: Outstanding Balance and Carrying Value of Purchased Credit-Impaired Debt Securities

(Dollars in millions)	December 31, 2019	December 31, 2018
Outstanding balance	$1,501	$1,784
Carrying value	1,347	1,537

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield of Purchased Credit-Impaired Debt Securities
The following table presents changes in the accretable yield related to the purchased credit-impaired debt securities for the years ended December 31, 2019, 2018 and 2017.
Table 2.6: Changes in the Accretable Yield of Purchased Credit-Impaired Debt Securities

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Accretable yield, beginning of period	$698	$826	$1,173
Accretion recognized in earnings	(166)	(153)	(182)
Reduction due to payoffs, disposals, transfers and other	(7)	(3)	(157)
Net reclassifications (to) from nonaccretable difference	19	28	(8)
Accretable yield, end of period	$544	$698	$826

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. We further divide our loans held for investment into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate as well as commercial and industrial loans. We sold all of our consumer home loan portfolio and the related servicing during 2018. The information presented in this section excludes loans held for sale, which are carried at either fair value (if we elect the fair value option) or at the lower of cost or fair value.
We monitor delinquency trends to assess our exposure to credit risk in our loan portfolio. The table below presents the composition and an aging analysis of our loans held for investment as of December 31, 2019 and 2018. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2019
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$113,857	$1,341	$1,038	$2,277	$4,656	$93	$118,606
International card businesses	9,277	133	84	136	353	0	9,630
Total credit card	123,134	1,474	1,122	2,413	5,009	93	128,236
Consumer Banking:
Auto	55,778	2,828	1,361	395	4,584	0	60,362
Retail banking	2,658	24	8	11	43	2	2,703
Total consumer banking	58,436	2,852	1,369	406	4,627	2	63,065
Commercial Banking:
Commercial and multifamily real estate	30,157	43	20	4	67	21	30,245
Commercial and industrial	44,009	75	26	143	244	10	44,263
Total commercial banking	74,166	118	46	147	311	31	74,508
Total loans(1)	$255,736	$4,444	$2,537	$2,966	$9,947	$126	$265,809
% of Total loans	96.2%	1.6%	1.0%	1.1%	3.7%	0.1%	100.0%

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$103,014	$1,270	$954	$2,111	$4,335	$1	$107,350
International card businesses	8,678	127	78	128	333	0	9,011
Total credit card	111,692	1,397	1,032	2,239	4,668	1	116,361
Consumer Banking:
Auto	52,032	2,624	1,326	359	4,309	0	56,341
Retail banking	2,809	23	8	20	51	4	2,864
Total consumer banking	54,841	2,647	1,334	379	4,360	4	59,205
Commercial Banking:
Commercial and multifamily real estate	28,737	101	20	19	140	22	28,899
Commercial and industrial	40,704	135	43	101	279	108	41,091
Total commercial lending	69,441	236	63	120	419	130	69,990
Small-ticket commercial real estate	336	2	1	4	7	0	343
Total commercial banking	69,777	238	64	124	426	130	70,333
Total loans(1)	$236,310	$4,282	$2,430	$2,742	$9,454	$135	$245,899
% of Total loans	96.1%	1.7%	1.0%	1.1%	3.8%	0.1%	100.0%
__________

(1)	Loans, other than PCI loans, include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.1 billion and $818 million as of December 31, 2019 and 2018, respectively.
The following table presents the outstanding balance of loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of December 31, 2019 and 2018. Nonperforming loans generally include loans that have been placed on nonaccrual status. PCI loans are excluded from the table below. See “Note 1—Summary of Significant Accounting Policies” for additional information on our policies for nonperforming loans and accounting for PCI loans.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2019		December 31, 2018
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$2,277	N/A	$2,111	N/A
International card businesses	130	$25	122	$22
Total credit card	2,407	25	2,233	22
Consumer Banking:
Auto	0	487	0	449
Retail banking	0	23	0	30
Total consumer banking	0	510	0	479
Commercial Banking:
Commercial and multifamily real estate	0	38	0	83
Commercial and industrial	0	410	0	223
Total commercial lending	0	448	0	306
Small-ticket commercial real estate	0	0	0	6
Total commercial banking	0	448	0	312
Total	$2,407	$983	$2,233	$813
% of Total loans held for investment	0.9%	0.4%	0.9%	0.3%

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio segment below.
Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our credit card loan portfolio is delinquency trends, including an analysis of loan migration between delinquency categories over time. Table 3.1 details delinquency trends for our loan portfolios as of December 31, 2019 and 2018.
Consumer Banking
Our consumer banking loan portfolio consists of auto and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product and home values, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we monitor when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they measure the creditworthiness of borrowers. Delinquency trends are the key indicator we assess in monitoring the credit quality and risk of our retail banking loan portfolio. Table 3.1 details delinquency trends for our loan portfolios as of December 31, 2019 and 2018.
The table below provides details on the credit scores of our auto loan portfolio as of December 31, 2019 and 2018.
Table 3.3: Auto Loan Credit Score Distribution - At Origination FICO Scores(1)

(Dollars in millions)	December 31, 2019	December 31, 2018
Greater than 660	$28,773	$27,913
621 - 660	11,924	10,729
620 or below	19,665	17,699
Total	$60,362	$56,341
__________

(1)
Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

Commercial Banking
We evaluate the credit risk of commercial banking loans using a risk rating system. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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
The following table presents the internal risk ratings of our commercial banking loan portfolio as of December 31, 2019 and 2018.
Table 3.4: Commercial Banking Risk Profile by Internal Risk Rating

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Internal risk rating:(1)
Noncriticized	$29,625	97.9%	$42,223	95.4%	$71,848	96.5%
Criticized performing	561	1.9	1,620	3.7	2,181	2.9
Criticized nonperforming	38	0.1	410	0.9	448	0.6
PCI loans	21	0.1	10	0.0	31	0.0
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%

	December 31, 2018
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Small-Ticket Commercial Real Estate	% of Total	Total Commercial Banking	% of Total
Internal risk rating:(1)
Noncriticized	$28,239	97.7%	$39,468	96.1%	$336	98.0%	$68,043	96.8%
Criticized performing	555	1.9	1,292	3.1	1	0.3	1,848	2.6
Criticized nonperforming	83	0.3	223	0.5	6	1.7	312	0.4
PCI loans	22	0.1	108	0.3	0	0.0	130	0.2
Total	$28,899	100.0%	$41,091	100.0%	$343	100.0%	$70,333	100.0%
__________

(1)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
Impaired Loans
The following table presents information on our impaired loans as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017. Impaired loans include loans modified in troubled debt restructurings (“TDRs”), all nonperforming commercial loans and nonperforming home loans with a specific impairment. Impaired loans without an allowance generally represent loans that have been charged down to the fair value of the underlying collateral for which we believe no additional losses have been incurred, or where the fair value of the underlying collateral meets or exceeds the loan’s amortized cost. PCI loans are excluded from the following table.

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.5: Impaired Loans

	December 31, 2019
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$630	$0	$630	$122	$508	$620
International card businesses	201	0	201	88	113	195
Total credit card(1)	831	0	831	210	621	815
Consumer Banking:
Auto	305	41	346	24	322	454
Retail banking	39	3	42	4	38	46
Total consumer banking	344	44	388	28	360	500
Commercial Banking:
Commercial and multifamily real estate	33	34	67	1	66	70
Commercial and industrial	481	125	606	115	491	800
Total commercial banking	514	159	673	116	557	870
Total	$1,689	$203	$1,892	$354	$1,538	$2,185

	December 31, 2018
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$666	$0	$666	$186	$480	$654
International card businesses	189	0	189	91	98	183
Total credit card(1)	855	0	855	277	578	837
Consumer Banking:
Auto(2)	301	38	339	22	317	420
Retail banking	42	12	54	5	49	60
Total consumer banking	343	50	393	27	366	480
Commercial Banking:
Commercial and multifamily real estate	92	28	120	5	115	121
Commercial and industrial	301	169	470	29	441	593
Total commercial lending	393	197	590	34	556	714
Small-ticket commercial real estate	0	6	6	0	6	9
Total commercial banking	393	203	596	34	562	723
Total	$1,591	$253	$1,844	$338	$1,506	$2,040

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$643	$57	$655	$63	$602	$63
International card businesses	194	14	184	12	154	11
Total credit card(1)	837	71	839	75	756	74
Consumer Banking:
Auto(2)	339	39	397	45	495	53
Home loan	0	0	91	1	299	5
Retail banking	51	1	59	2	59	1
Total consumer banking	390	40	547	48	853	59
Commercial Banking:
Commercial and multifamily real estate	88	1	93	2	134	4
Commercial and industrial	571	14	621	20	1,118	18
Total commercial lending	659	15	714	22	1,252	22
Small-ticket commercial real estate	4	0	5	0	7	0
Total commercial banking	663	15	719	22	1,259	22
Total	$1,890	$126	$2,105	$145	$2,868	$155
__________

(1)	The period-end and average recorded investments of credit card loans include finance charges and fees.

(2)	2018 and 2017 amounts include certain TDRs that were recorded as other assets on our consolidated balance sheets.
Troubled Debt Restructurings
Total recorded TDRs were $1.7 billion and $1.6 billion as of December 31, 2019 and 2018, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.1 billion and $1.2 billion as of December 31, 2019 and 2018, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $224 million and $282 million as of December 31, 2019 and 2018, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $178 million and $256 million as of December 31, 2019 and 2018, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the years ended December 31, 2019, 2018 and 2017.

144	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.6: Troubled Debt Restructurings

	Total Loans Modified(1)	Year Ended December 31, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$351	100%	16.60%	0%	0	0%	$0
International card businesses	173	100	27.28	0	0	0	0
Total credit card	524	100	20.12	0	0	0	0
Consumer Banking:
Auto	268	39	3.63	90	7	1	1
Retail banking	7	11	10.66	54	3	33	0
Total consumer banking	275	38	3.68	89	7	2	1
Commercial Banking:
Commercial and multifamily real estate	39	87	0.00	13	1	0	0
Commercial and industrial	159	3	0.33	20	8	0	0
Total commercial lending	198	19	0.04	18	7	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	199	19	0.04	18	7	0	0
Total	$998	67	16.37	28	7	0	$1

	Total Loans Modified(1)	Year Ended December 31, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$412	100%	15.93%	0%	0	0%	$0
International card businesses	184	100	26.96	0	0	0	0
Total credit card	596	100	19.34	0	0	0	0
Consumer Banking:
Auto(3)	227	49	3.88	89	8	1	1
Home loan	6	28	1.78	83	214	0	0
Retail banking	8	16	10.92	43	12	0	0
Total consumer banking	241	48	3.93	87	13	1	1
Commercial Banking:
Commercial and multifamily real estate	43	0	0.00	80	5	0	0
Commercial and industrial	170	0	1.03	54	13	0	0
Total commercial lending	213	0	1.03	60	11	0	0
Small-ticket commercial real estate	3	0	0.00	0	0	0	0
Total commercial banking	216	0	1.03	59	11	0	0
Total	$1,053	68	16.84	32	12	0	$1

145	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Year Ended December 31, 2017
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$406	100%	14.50%	0%	0	0%	$0
International card businesses	169	100	26.51	0	0	0	0
Total credit card	575	100	18.02	0	0	0	0
Consumer Banking:
Auto(3)	324	44	3.82	95	6	2	7
Home loan	19	48	2.77	78	233	2	0
Retail banking	13	22	5.77	73	10	0	0
Total consumer banking	356	44	3.79	93	16	2	7
Commercial Banking:
Commercial and multifamily real estate	29	7	0.02	26	5	0	0
Commercial and industrial	557	19	0.80	59	17	0	0
Total commercial lending	586	18	0.79	57	16	0	0
Small-ticket commercial real estate	3	0	0.00	4	0	0	0
Total commercial banking	589	18	0.79	57	16	0	0
Total	$1,520	55	13.19	44	16	0	$7
__________

(1)
Represents the recorded investment of total loans modified in TDRs at the end of the period in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.7: TDRs—Subsequent Defaults

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	47,086	$99	61,070	$126	55,121	$111
International card businesses	69,470	110	61,014	106	51,641	93
Total credit card	116,556	209	122,084	232	106,762	204
Consumer Banking:
Auto	5,575	70	6,980	79	9,446	109
Home loan	0	0	3	1	28	7
Retail banking	24	2	26	2	41	4
Total consumer banking	5,599	72	7,009	82	9,515	120
Commercial Banking:
Commercial and multifamily real estate	0	0	1	3	0	0
Commercial and industrial	1	25	26	120	244	269
Total commercial lending	1	25	27	123	244	269
Small-ticket commercial real estate	0	0	0	0	2	1
Total commercial banking	1	25	27	123	246	270
Total	122,156	$306	129,120	$437	116,523	$594

Loans Pledged
We pledged loan collateral of $14.6 billion and $15.8 billion to secure the majority of our FHLB borrowing capacity of $18.7 billion and $19.3 billion as of December 31, 2019 and 2018, respectively. We also pledged loan collateral of $6.7 billion and $9.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $5.3 billion and $7.6 billion as of December 31, 2019 and 2018, respectively. In addition to loans pledged, we securitized a portion of our credit card and auto loans. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Finance Charge and Fee Reserve
We continue to accrue finance charges and fees on credit card loans until the account is charged off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Total net revenue was reduced by $1.4 billion, $1.3 billion and $1.4 billion in 2019, 2018 and 2017, respectively, for the estimated uncollectible amount of billed finance charges and fees, and related losses. The finance charge and fee reserve, which is recorded as a contra asset on our consolidated balance sheets, totaled $462 million and $468 million as of December 31, 2019 and 2018, respectively.
Loans Held for Sale
Our total loans held for sale was $400 million and $1.2 billion as of December 31, 2019 and 2018, respectively. We originated for sale $9.0 billion and $8.7 billion of commercial multifamily real estate loans in 2019 and 2018, respectively, and $8.4 billion of conforming residential mortgage loans and commercial multifamily real estate loans in 2017. We retained servicing on all of multifamily real estate loans.

147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to contractually binding unfunded lending commitments. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” for further discussion of our methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for loan and lease losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2019, 2018 and 2017.
Table 4.1: Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2016	$4,606	$1,102	$793	$2	$6,503
Charge-offs	(6,321)	(1,677)	(481)	(34)	(8,513)
Recoveries(2)	1,267	639	16	29	1,951
Net charge-offs	(5,054)	(1,038)	(465)	(5)	(6,562)
Provision for loan and lease losses	6,066	1,180	313	4	7,563
Allowance build (release) for loan and lease losses	1,012	142	(152)	(1)	1,001
Other changes(3)	30	(2)	(30)	0	(2)
Balance as of December 31, 2017	5,648	1,242	611	1	7,502
Reserve for unfunded lending commitments:
Balance as of December 31, 2016	0	7	129	0	136
Benefit for losses on unfunded lending commitments	0	0	(12)	0	(12)
Balance as of December 31, 2017	0	7	117	0	124
Combined allowance and reserve as of December 31, 2017	$5,648	$1,249	$728	$1	$7,626
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(6,657)	(1,832)	(119)	(7)	(8,615)
Recoveries(2)	1,588	851	63	1	2,503
Net charge-offs	(5,069)	(981)	(56)	(6)	(6,112)
Provision (benefit) for loan and lease losses	4,984	841	82	(49)	5,858
Allowance build (release) for loan and lease losses	(85)	(140)	26	(55)	(254)
Other changes(1)(3)	(28)	(54)	0	54	(28)
Balance as of December 31, 2018	5,535	1,048	637	0	7,220
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Provision (benefit) for losses on unfunded lending commitments	0	(3)	1	0	(2)
Balance as of December 31, 2018	0	4	118	0	122
Combined allowance and reserve as of December 31, 2018	$5,535	$1,052	$755	$0	$7,342

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(6,711)	(1,917)	(181)	(8,809)
Recoveries(2)	1,562	970	25	2,557
Net charge-offs	(5,149)	(947)	(156)	(6,252)
Provision for loan and lease losses	4,992	937	294	6,223
Allowance build (release) for loan and lease losses	(157)	(10)	138	(29)
Other changes(3)	17	0	0	17
Balance as of December 31, 2019	5,395	1,038	775	7,208
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	1	12	13
Balance as of December 31, 2019	0	5	130	135
Combined allowance and reserve as of December 31, 2019	$5,395	$1,043	$905	$7,343
__________

(1)	In 2018, we sold all of our consumer home loan portfolio and recognized a gain of approximately $499 million in the Other category, including a benefit for credit losses of $46 million.

(2)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged-off loans as well as additional strategies, such as litigation.

(3)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales where applicable.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses by portfolio segment and impairment methodology as of December 31, 2019 and 2018. See “Note 1—Summary of Significant Accounting Policies” for further discussion of allowance methodologies for each of the loan portfolios.
Table 4.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,185	$1,010	$659	$6,854
Asset-specific	210	28	116	354
Total allowance for loan and lease losses	$5,395	$1,038	$775	$7,208
Loans held for investment:
Collectively evaluated	$127,312	$62,675	$73,804	$263,791
Asset-specific	831	388	673	1,892
PCI loans	93	2	31	126
Total loans held for investment	$128,236	$63,065	$74,508	$265,809
Allowance coverage ratio(1)	4.21%	1.65%	1.04%	2.71%

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Collectively evaluated	$5,258	$1,021	$603	$6,882
Asset-specific	277	27	34	338
Total allowance for loan and lease losses	$5,535	$1,048	$637	$7,220
Loans held for investment:
Collectively evaluated	$115,505	$58,808	$69,607	$243,920
Asset-specific	855	393	596	1,844
PCI loans	1	4	130	135
Total loans held for investment	$116,361	$59,205	$70,333	$245,899
Allowance coverage ratio(1)	4.76%	1.77%	0.91%	2.94%
__________

(1)	Allowance coverage ratio is calculated by dividing the period-end allowance for loan and lease losses by period-end loans held for investment within the specified loan category.
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
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2019, 2018 and 2017. The 2019 amounts below include the impacts of our loss sharing arrangement on the acquired Walmart portfolio.
Table 4.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Estimated reimbursements from partners, beginning of period	$379	$380	$228
Amounts due from partners which reduced net charge-offs	(600)	(382)	(285)
Amounts estimated to be charged to partners which reduced provision for credit losses	1,383	381	437
Estimated reimbursements from partners, end of period	$1,162	$379	$380

150	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2019 and 2018. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,112	$16,113	$0	$0	$0
Auto loan securitizations	2,282	2,012	0	0	0
Home loan securitizations	0	0	66	0	352
Total securitization-related VIEs	33,394	18,125	66	0	352
Other VIEs:(2)
Affordable housing entities	236	7	4,559	1,289	4,559
Entities that provide capital to low-income and rural communities	1,889	69	0	0	0
Other	0	0	502	0	502
Total other VIEs	2,125	76	5,061	1,289	5,061
Total VIEs	$35,519	$18,201	$5,127	$1,289	$5,413

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$33,574	$18,885	$0	$0	$0
Home loan securitizations	0	0	211	74	554
Total securitization-related VIEs	33,574	18,885	211	74	554
Other VIEs:(2)
Affordable housing entities	243	17	4,238	1,303	4,238
Entities that provide capital to low-income and rural communities	1,739	117	0	0	0
Other	0	0	353	0	353
Total other VIEs	1,982	134	4,591	1,303	4,591
Total VIEs	$35,556	$19,019	$4,802	$1,377	$5,145
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $741 million of liabilities as of December 31, 2019, and $2.3 billion of assets and $811 million of liabilities as of December 31, 2018.

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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to securitization trusts of government-sponsored enterprises (“GSEs”). We retain the related MSRs and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold RMBS and CMBS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of MSRs and investment securities on our consolidated balance sheets. See “Note 6—Goodwill and Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2019 and 2018.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
December 31, 2019:
Securities held by third-party investors	$15,798	$2,010	$962
Receivables in the trust	31,625	2,192	978
Cash balance of spread or reserve accounts	0	7	17
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
December 31, 2018:
Securities held by third-party investors	$18,307	N/A	$1,276
Receivables in the trust	34,197	N/A	1,305
Cash balance of spread or reserve accounts	0	N/A	116
Retained interests	Yes	N/A	Yes
Servicing retained	Yes	N/A	Yes(1)
__________

(1)	We previously retained servicing on a portion of our remaining mortgage loans in mortgage securitizations. During 2019, we sold our entire portfolio of retained mortgage servicing rights.
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
Mortgage Securitizations
We had previously securitized mortgage loans by transferring these loans to securitization trusts that had issued mortgage-backed securities to investors. These mortgage trusts consist of option-adjustable rate mortgage (“option-ARM”) securitizations and securitizations from our discontinued operations which include the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) and the manufactured housing operations of GreenPoint Credit, LLC, a subsidiary of GreenPoint (collectively “GreenPoint securitizations”). We retain rights to certain future cash flows arising from these securitizations. We do not consolidate the mortgage securitizations because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive the benefits or the obligation to absorb losses that could potentially be significant to the trusts.

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the years ended December 31, 2019 and 2018, we recognized amortization of $554 million and $477 million, respectively, and tax credits of $610 million and $529 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.4 billion and $4.2 billion as of December 31, 2019 and 2018, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion as of both December 31, 2019 and 2018, and is largely expected to be paid from 2020 to 2022.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.6 billion and $4.2 billion as of December 31, 2019 and 2018, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.9 billion and $10.8 billion as of December 31, 2019 and 2018, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $1.9 billion and $1.7 billion as of December 31, 2019 and 2018, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
Other VIEs include variable interests that we hold in companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these entities because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these entities is limited to the investment on our consolidated balance sheets of $502 million and $353 million as of December 31, 2019 and 2018, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of December 31, 2019 and 2018. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	December 31, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,653	N/A	$14,653	N/A
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	1,932	$(1,864)	68	3.9 years
Other(1)	246	(140)	106	6.7 years
Total intangible assets	2,178	(2,004)	174	5.6 years
Total goodwill and intangible assets	$16,831	$(2,004)	$14,827
Commercial MSRs(2)	$555	$(255)	$300

	December 31, 2018
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Goodwill	$14,544	N/A	$14,544	N/A
Intangible assets:
PCCR intangibles	2,102	$(1,952)	150	3.7 years
Core deposit intangibles	1,149	(1,148)	1	0.2 years
Other(1)	271	(168)	103	7.1 years
Total intangible assets	3,522	(3,268)	254	5.0 years
Total goodwill and intangible assets	$18,066	$(3,268)	$14,798
Commercial MSRs(2)	$459	$(185)	$274
__________

(1)	Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership and other contract intangibles and trade name intangibles.

(2)
Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets. We recorded $70 million and $59 million of amortization expense for the years ended December 31, 2019 and 2018, respectively.

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for the years ended December 31, 2019, 2018 and 2017. We did not recognize any goodwill impairment during 2019, 2018 or 2017.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2016	$5,018	$4,600	$4,901	$14,519
Acquisitions	6	0	0	6
Other adjustments(1)	8	0	0	8
Balance as of December 31, 2017	5,032	4,600	4,901	14,533
Acquisitions	33	0	0	33
Reductions in goodwill related to divestitures	0	0	(17)	(17)
Other adjustments(1)	(5)	0	0	(5)
Balance as of December 31, 2018	5,060	4,600	4,884	14,544
Acquisitions	25	46	36	107
Reductions in goodwill related to divestitures	0	(1)	0	(1)
Other adjustments(1)	3	0	0	3
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
__________

(1)	Represents foreign currency translation adjustments.
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
Intangible Assets
In connection with our acquisitions, we recorded intangible assets including PCCRs, sponsorships, customer and merchant relationships, partnerships, trade names and other contract intangibles. At acquisition, the PCCRs reflect the estimated value of existing credit card holder relationships.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2019, 2018 and 2017 and the estimated future amortization expense for intangible assets as of December 31, 2019:
Table 6.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2017	$245
2018	174
2019	112
Estimated future amounts for the year ending December 31,
2020	64
2021	32
2022	24
2023	17
2024	11
Thereafter	18
Total estimated future amounts	$166

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2019 and 2018.
Table 7.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2019	December 31, 2018
Land	$382	$386
Buildings and improvements	3,903	3,994
Furniture and equipment	2,218	2,018
Computer software	1,996	1,847
In progress	689	482
Total premises and equipment, gross	9,188	8,727
Less: Accumulated depreciation and amortization	(4,810)	(4,536)
Total premises and equipment, net	$4,378	$4,191
Depreciation and amortization expense was $741 million, $728 million and $662 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following tables present information about our operating lease portfolio and the related lease costs as of and for the year ended December 31, 2019.
Table 7.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2019
Right-of-use assets	$1,433
Lease liabilities	1,756
Weighted-average remaining lease term	8.9 years
Weighted-average discount rate	3.3%

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 7.3 Total Operating Lease Expense and Other Information

(Dollars in millions)	Year Ended December 31, 2019
Operating lease cost	$316
Variable lease cost	39
Total lease cost	355
Sublease income	(26)
Net lease cost	$329
Cash paid for amounts included in the measurement of lease liabilities	$328
Right-of-use assets obtained in exchange for lease liabilities	112
Right-of-use assets recognized upon adoption of new lease standard	1,601

The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2019.
Table 7.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2019
2020	$310
2021	279
2022	256
2023	235
2024	202
Thereafter	782
Total undiscounted lease payments	2,064
Less: Imputed interest	(308)
Total lease liabilities	$1,756

As of December 31, 2019, we had approximately $96 million and $103 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 5.9 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $27 million of total finance lease expense for the year ended 2019.

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2019 and 2018. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2019	December 31, 2018
Deposits:
Non-interest-bearing deposits	$23,488	$23,483
Interest-bearing deposits(1)	239,209	226,281
Total deposits	$262,697	$249,764
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$314	$352
FHLB advances	7,000	9,050
Total short-term borrowings	$7,314	$9,402

	December 31, 2019				December 31, 2018
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2020-2026	1.66 - 3.01%	2.22%	$17,808	$18,307
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2020-2029	0.80 - 4.75	3.08	23,302	23,290
Floating unsecured senior debt	2020-2023	2.32 - 3.09	2.70	2,695	2,993
Total unsecured senior debt			3.04	25,997	26,283
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,475	4,543
Total senior and subordinated notes				30,472	30,826
Other long-term borrowings:
FHLB advances	—	—	—	0	251
Other borrowings	2020-2035	2.20 - 12.86	3.73	103	119
Total other long-term borrowings				103	370
Total long-term debt				$48,383	$49,503
Total short-term borrowings and long-term debt				$55,697	$58,905
__________

(1)	Includes $6.5 billion and $4.0 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of December 31, 2019 and 2018, respectively.

(2)	Includes $1.4 billion of EUR-denominated unsecured notes as of December 31, 2019.

160	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of our interest-bearing time deposits, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2019.
Table 8.2: Maturity Profile of Borrowings

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Interest-bearing time deposits	$28,186	$7,734	$5,153	$1,661	$2,114	$110	$44,958
Securitized debt obligations	5,433	2,323	6,226	1,105	1,151	1,570	17,808
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	0	0	0	0	0	314
Senior and subordinated notes	4,398	5,011	4,035	4,279	4,428	8,321	30,472
Other borrowings	7,022	20	20	18	5	18	7,103
Total	$45,353	$15,088	$15,434	$7,063	$7,698	$10,019	$100,655

161	Capital One Financial Corporation (COF)

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
We also offer various interest rate, commodity and foreign currency derivatives as accommodation to our customers within our Commercial Banking business. We enter into these derivatives with our customers primarily to help them manage their interest rate risks, hedge their energy and other commodities exposures, and manage foreign currency fluctuations. We then enter into offsetting derivative contracts with counterparties to economically hedge the majority of our subsequent exposures.
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

•
CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required upfront by CCPs as collateral against potential losses on our cleared derivative contracts and variation margin is exchanged on a daily basis to account for mark-to-market changes in those derivative contracts. For CME and LCH-cleared OTC derivatives, we characterize variation margin cash payments as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2019 and 2018, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2019			December 31, 2018
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$57,587	$11	$55	$53,413	$64	$28
Cash flow hedges	96,900	321	29	81,200	83	70
Total interest rate contracts	154,487	332	84	134,613	147	98
Foreign exchange contracts:
Fair value hedges	1,402	0	6	0	0	0
Cash flow hedges	6,103	0	113	5,745	184	2
Net investment hedges	2,829	0	102	2,607	178	0
Total foreign exchange contracts	10,334	0	221	8,352	362	2
Total derivatives designated as accounting hedges	164,821	332	305	142,965	509	100
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	62,268	552	117	49,386	190	256
Commodity contracts	15,492	758	694	10,673	797	786
Foreign exchange and other contracts	4,674	39	42	1,418	12	11
Total customer accommodation	82,434	1,349	853	61,477	999	1,053
Other interest rate exposures(2)	6,729	48	30	6,427	29	36
Other contracts	1,562	0	9	1,636	2	12
Total derivatives not designated as accounting hedges	90,725	1,397	892	69,540	1,030	1,101
Total derivatives	$255,546	$1,729	$1,197	$212,505	$1,539	$1,201
Less: netting adjustment(3)		(633)	(523)		(1,079)	(287)
Total derivative assets/liabilities		$1,096	$674		$460	$914
__________

(1)
Does not reflect $12 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2019 and 2018, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2019 and 2018.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2019			December 31, 2018
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$10,825	$300	$52	$14,067	$(6)	$(2)
Interest-bearing deposits	(14,310)	(12)	0	(13,101)	247	0
Securitized debt obligations	(9,403)	44	64	(5,887)	168	143
Senior and subordinated notes	(27,777)	(458)	324	(23,572)	315	392
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $5.9 billion and $8.3 billion, the amount of the designated hedged items was $3.1 billion and $4.0 billion, and the cumulative basis adjustment associated with these hedges was $75 million and $26 million as of December 31, 2019 and 2018, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2019 and 2018. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of December 31, 2019
Derivative assets(1)	$1,729	$(347)	$(286)	$1,096	$0	$1,096
As of December 31, 2018
Derivative assets(1)	1,539	(205)	(874)	460	0	460

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of December 31, 2019
Derivative liabilities(1)	$1,197	$(347)	$(176)	$674	$0	$674
Repurchase agreements(2)	314	0	0	314	(314)	0
As of December 31, 2018
Derivative liabilities(1)	1,201	(205)	(82)	914	0	914
Repurchase agreements(2)	352	0	0	352	(352)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $347 million and $925 million as of December 31, 2019 and 2018, respectively. We also received securities from derivative counterparties with a fair value of $1 million as of both December 31, 2019 and 2018, which we have the ability to re-pledge. We posted $954 million and $633 million of cash collateral as of December 31, 2019 and 2018, respectively.

(2)
Represents customer repurchase agreements that mature the next business day. As of December 31, 2019 and 2018, we pledged collateral with a fair value of $320 million and $359 million, respectively, under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2019, 2018 and 2017. We did not reclassify 2017 amounts to conform to the current period presentation.

166	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,411	$25,862	$240	$(3,420)	$(523)	$(1,159)	$718
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(12)	$0	$0	$(108)	$(14)	$(6)	$0
Gains (losses) recognized on derivatives	(278)	0	0	263	45	704	(9)
Gains (losses) recognized on hedged items(1)	278	0	0	(258)	(123)	(801)	9
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net expense recognized on fair value hedges	$(12)	$0	$0	$(103)	$(92)	$(105)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(8)	$(163)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	44	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(8)	$(163)	$44	$0	$0	$0	$(1)

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,211	$24,728	$237	$(2,598)	$(496)	$(1,125)	$1,002
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(23)	$0	$0	$(76)	$(53)	$2	$0
Gains (losses) recognized on derivatives	34	0	0	(60)	(61)	(212)	0
Gains (losses) recognized on hedged items(1)	(33)	0	0	52	38	131	0
Net expense recognized on fair value hedges	$(22)	$0	$0	$(84)	$(76)	$(79)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(9)	$(82)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	47	0	0	0	(2)
Net income (expense) recognized on cash flow hedges	$(9)	$(82)	$47	$0	$0	$0	$(2)
__________

(1)	Includes amortization expense of $171 million and $75 million for the years ended December 31, 2019 and 2018, respectively, related to basis adjustments on discontinued hedges.

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

(4)
We recognized a loss of $341 million and gain of $191 million for the years ended December 31, 2019 and 2018 respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Year Ended December 31, 2017
Derivatives designated as fair value hedges:
Fair value interest rate contracts:
Losses recognized in net income on derivatives	$(212)
Gains recognized in net income on hedged items	216
Net fair value hedge ineffectiveness gains	4
Derivatives designated as cash flow hedges:
Gains reclassified from AOCI into net income:
Interest rate contracts	91
Foreign exchange contracts	17
Subtotal	108
Gains recognized in net income due to ineffectiveness:
Interest rate contracts	2
Net derivative gains recognized in net income	$110

In the next 12 months, we expect to reclassify to earnings net after-tax losses of $114 million recorded in AOCI as of December 31, 2019. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 6 years as of December 31, 2019. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years ended December 31, 2019, 2018 and 2017. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$48	$25	$20
Commodity contracts	17	16	13
Foreign exchange and other contracts	13	7	5
Total customer accommodation	78	48	38
Other interest rate exposures	(16)	33	61
Other contracts	(10)	(21)	0
Total	$52	$60	$99

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of December 31, 2019 and 2018.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2019	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2019	December 31, 2018
Series B	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	875,000	$853	$853
Series C(2)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	Quarterly	1,000	0	0	484
Series D(2)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	Quarterly	1,000	0	0	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Series I	5.00% Non-Cumulative	September 11, 2019	December 1, 2024	5.00	Quarterly	1,000	1,500,000	1,462	0
Total								$4,853	$4,360
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

(2)	On December 2, 2019, we redeemed all outstanding shares of our preferred stock Series C and Series D.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of accounting standards and the changes in AOCI by component for the years ended December 31, 2019, 2018 and 2017.
Table 10.2: Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2016	$(4)	$(621)	$(78)	$(222)	$(24)	$(949)
Other comprehensive income (loss) before reclassifications	62	0	(95)	84	30	81
Amounts reclassified from AOCI into earnings	(41)	97	(108)	0	(6)	(58)
Other comprehensive income (loss), net of tax	21	97	(203)	84	24	23
AOCI as of December 31, 2017	17	(524)	(281)	(138)	0	(926)
Cumulative effects from adoption of new accounting standards	3	(113)	(63)	0	(28)	(201)
Transfer of securities held to maturity to available for sale(3)	(325)	407	0	0	0	82
Other comprehensive income (loss) before reclassifications	(293)	0	38	(39)	(8)	(302)
Amounts reclassified from AOCI into earnings	159	40	(112)	0	(3)	84
Other comprehensive income (loss), net of tax	(459)	447	(74)	(39)	(11)	(136)
AOCI as of December 31, 2018	(439)	(190)	(418)	(177)	(39)	(1,263)
Other comprehensive income before reclassifications	670	0	414	70	17	1,171
Amounts reclassified from AOCI into earnings	(20)	26	358	0	(4)	360
Other comprehensive income, net of tax	650	26	772	70	13	1,531
Transfer of securities held to maturity to available for sale, net of tax(4)	724	164	0	0	0	888
AOCI as of December 31, 2019	$935	$0	$354	$(107)	$(26)	$1,156
_________

(1)	Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.

(2)
Includes other comprehensive loss of $49 million, gain of $150 million and loss of $143 million for the years ended December 31, 2019, 2018 and 2017 respectively, from hedging instruments designated as net investment hedges.

(3)
In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This transfer resulted in an after-tax gain of $82 million ($107 million pre-tax) to AOCI.

(4)	On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules.

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2019	2018	2017
Securities available for sale:
	Non-interest income	$26	$(209)	$65
	Income tax provision	6	(50)	24
	Net income	20	(159)	41
Securities held to maturity:(1)
	Interest income	(35)	(53)	(150)
	Income tax provision	(9)	(13)	(53)
	Net income	(26)	(40)	(97)
Hedging relationships:
Interest rate contracts:	Interest income	(171)	(91)	145
Foreign exchange contracts:	Interest income	44	47	27
	Interest expense	(2)	0	0
	Non-interest income	(341)	191	1
	Income from continuing operations before income taxes	(470)	147	173
	Income tax provision	(112)	35	65
	Net income	(358)	112	108
Other:
	Non-interest income and non-interest expense	5	4	9
	Income tax provision	1	1	3
	Net income	4	3	6
Total reclassifications		$(360)	$(84)	$58
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity was largely offset by the amortization of the premium or discount created from the prior transfer of securities from available for sale to held to maturity, which occurred at fair value. On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2019, 2018 and 2017.
Table 10.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2019			2018			2017
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$855	$205	$650	$(605)	$(146)	$(459)	$23	$2	$21
Net changes in securities held to maturity	36	10	26	588	141	447	150	53	97
Net unrealized gains (losses) on hedging relationships	1,016	244	772	(98)	(24)	(74)	(325)	(122)	(203)
Foreign currency translation adjustments(1)	54	(16)	70	9	48	(39)	3	(81)	84
Other	17	4	13	(15)	(4)	(11)	38	14	24
Other comprehensive income (loss)	$1,978	$447	$1,531	$(121)	$15	$(136)	$(111)	$(134)	$23
__________

(1)	Includes the impact of hedging instruments designated as net investment hedges.

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—REGULATORY AND CAPITAL ADEQUACY
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
We entered parallel run under the Basel III Advanced Approaches on January 1, 2015, during which we calculated capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though we continued to use the Standardized Approach for purposes of meeting regulatory capital requirements.
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rule to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. As such, we are no longer subject to the Basel III Advanced Approaches and certain associated capital requirements, such as the requirement to include in regulatory capital certain elements of AOCI.
Under the Basel III Capital Rule, our regulatory minimum risk-based and leverage capital requirements include a common equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, a Tier 1 leverage capital ratio of at least 4.0%, and a supplementary leverage ratio of 3.0%.
For additional information about the capital adequacy guidelines we are subject to, see “Part I —Item 1. Business—Supervision and Regulation.”

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio,where applicable, as of December 31, 2019 and 2018.
Table 11.1: Capital Ratios Under Basel III(1)

	December 31, 2019				December 31, 2018
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$38,162	12.2%	4.5%	N/A	$33,071	11.2%	4.5%	N/A
Tier 1 capital(3)	43,015	13.7	6.0	6.0%	37,431	12.7	6.0	6.0%
Total capital(4)	50,348	16.1	8.0	10.0	44,645	15.1	8.0	10.0
Tier 1 leverage(5)	43,015	11.7	4.0	N/A	37,431	10.7	4.0	N/A
Supplementary leverage(6)	43,015	9.9	3.0	N/A	37,431	9.0	3.0	N/A
COBNA:
Common equity Tier 1 capital(2)	17,883	16.1	4.5	6.5	16,378	15.3	4.5	6.5
Tier 1 capital(3)	17,883	16.1	6.0	8.0	16,378	15.3	6.0	8.0
Total capital(4)	20,109	18.1	8.0	10.0	18,788	17.6	8.0	10.0
Tier 1 leverage(5)	17,883	14.8	4.0	5.0	16,378	14.0	4.0	5.0
Supplementary leverage(6)	17,883	12.1	3.0	N/A	16,378	11.5	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	28,445	13.4	4.5	6.5	25,637	13.0	4.5	6.5
Tier 1 capital(3)	28,445	13.4	6.0	8.0	25,637	13.0	6.0	8.0
Total capital(4)	30,852	14.5	8.0	10.0	27,912	14.2	8.0	10.0
Tier 1 leverage(5)	28,445	9.2	4.0	5.0	25,637	9.1	4.0	5.0
Supplementary leverage(6)	28,445	8.2	3.0	N/A	25,637	8.0	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.

(6)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
We exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well-capitalized under PCA requirements as of both December 31, 2019 and 2018.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2019, funds available for dividend payments from COBNA and CONA were $3.3 billion and $4.7 billion, respectively. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders.
The Federal Reserve requires depository institutions to maintain certain cash reserves against specified deposit liabilities. As of December 31, 2019 and 2018, our reserve requirements totaled $1.7 billion and $1.9 billion, respectively.

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
Table 12.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2019	2018	2017
Income from continuing operations, net of tax	$5,533	$6,025	$2,117
Income (loss) from discontinued operations, net of tax	13	(10)	(135)
Net income	5,546	6,015	1,982
Dividends and undistributed earnings allocated to participating securities	(41)	(40)	(13)
Preferred stock dividends	(282)	(265)	(265)
Issuance cost for redeemed preferred stock	(31)	0	0
Net income available to common stockholders	$5,192	$5,710	$1,704

Total weighted-average basic shares outstanding	467.6	479.9	484.2
Effect of dilutive securities:
Stock options	1.3	1.6	2.5
Other contingently issuable shares	1.0	1.1	1.2
Warrants(1)	0.0	0.5	0.7
Total effect of dilutive securities	2.3	3.2	4.4
Total weighted-average diluted shares outstanding	469.9	483.1	488.6
Basic earnings per common share:
Net income from continuing operations	$11.07	$11.92	$3.80
Income (loss) from discontinued operations	0.03	(0.02)	(0.28)
Net income per basic common share	$11.10	$11.90	$3.52
Diluted earnings per common share:(2)
Net income from continuing operations	$11.02	$11.84	$3.76
Income (loss) from discontinued operations	0.03	(0.02)	(0.27)
Net income per diluted common share	$11.05	$11.82	$3.49
__________

(1)	Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program which were either exercised or expired on November 14, 2018.

(2)
Excluded from the computation of diluted earnings per share were 69 thousand shares related to options with exercise price of $86.34, 56 thousand shares related to options with an exercise price of $86.34 and 233 thousand shares related to options with exercise prices ranging from $82.08 to $86.34 for the years ended December 31, 2019, 2018 and 2017, respectively, because their inclusion would be anti-dilutive.

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2019, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 55 million common shares in various forms, primarily share-settled restricted stock units (“RSUs”), performance share units (“PSUs”), and non-qualified stock options. Of this amount, approximately 10 million shares remain available for future issuance as of December 31, 2019. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2019, 2018 and 2017 resulted in cash payments to associates of $15 million, $39 million and $42 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2019.
Total stock-based compensation expense recognized during 2019, 2018 and 2017 was $239 million, $170 million and $244 million, respectively. The total income tax benefit for stock-based compensation recognized during 2019, 2018 and 2017 was $50 million, $34 million and $92 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $25 million in compensation expense for 2019 and $23 million for both 2018 and 2017. We also maintain a Dividend Reinvestment and Stock Purchase Plan (“DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
Restricted Stock Units and Performance Share Units
RSUs represent share-settled awards that do not contain performance conditions and are granted to certain employees at no cost to the recipient. RSUs generally vest over three years from the date of grant; however, some RSUs cliff vest on or shortly after the first or third anniversary of the grant date. RSUs are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period of time.
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
A recipient of an RSU or PSU is entitled to receive a share of common stock after the applicable restrictions lapse and is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the RSU or PSU is outstanding, but is not entitled to voting rights. Generally, the value of RSUs and PSUs will equal the fair value of our common stock on the date of grant and the expense is recognized over the vesting period. Certain PSUs have discretionary vesting conditions and are remeasured at fair value each reporting period.

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of 2019 activity for RSUs and PSUs.
Table 13.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2019	3,345	$85.01	1,804	$87.48
Granted(2)	1,965	83.29	1,018	78.18
Vested	(1,450)	82.94	(1,012)	73.68
Forfeited	(190)	88.22	(35)	90.47
Unvested as of December 31, 2019	3,670	$84.74	1,775	$89.95
_________

(1)	Granted and vested include adjustments for achievement of specific performance goals for performance share units granted in prior periods.

(2)
The weighted-average grant date fair value of RSUs was $100.73 and $86.20 in 2018 and 2017, respectively. The weighted-average grant date fair value of PSUs was $100.65 and $82.48 in 2018 and 2017, respectively.

The total fair value of RSUs that vested during 2019, 2018 and 2017 was $122 million, $139 million and $110 million, respectively. The total fair value of PSUs that vested during 2019, 2018 and 2017 was $82 million, $92 million and $90 million, respectively. As of December 31, 2019, the unrecognized compensation expense related to unvested RSUs $157 million, which is expected to be amortized over a weighted-average period of approximately 1.8 years; and the unrecognized compensation related to unvested PSUs was $42 million, which is expected to be amortized over a weighted-average period of approximately 1 year.
Stock Options
Stock options have a maximum contractual term of ten years. Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. Option vesting is determined at the time of grant and may be subject to the achievement of any applicable performance conditions. Options generally become exercisable over three years beginning on the first anniversary of the date of grant; however, some option grants cliff vest on or shortly after the first or third anniversary of the grant date.
The following table presents a summary of 2019 activity for stock options and the balance of stock options exercisable as of December 31, 2019.
Table 13.2: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	3,456	$56.03
Granted	0	0.00
Exercised	(271)	61.83
Forfeited	0	0.00
Expired	0	0.00
Outstanding as of December 31, 2019	3,185	$55.54	2.81 years	$151
Exercisable as of December 31, 2019	3,034	$54.01	2.60 years	$148

There were no stock options granted in 2019 and 2018 and the weighted-average fair value of stock options granted during 2017 was $21.48. The total intrinsic value of stock options exercised during 2019, 2018 and 2017 was $10 million, $94 million and $92 million, respectively.

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associates’ account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. We contributed a total of $316 million, $291 million and $282 million to these plans during the years ended December 31, 2019, 2018 and 2017, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
We sponsor a frozen qualified defined benefit pension plan and several non-qualified defined benefit pension plans. We also sponsor a plan that provides other postretirement benefits, including medical and life insurance coverage. Our pension plans and the other postretirement benefit plan are valued using December 31 as the measurement date each year. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.
The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized on our consolidated balance sheets.
Table 14.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2019	2018	2019	2018
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$157	$178	$29	$35
Service cost	1	1	0	0
Interest cost	6	6	1	1
Benefits paid	(13)	(15)	(2)	(2)
Actuarial loss (gain)	14	(13)	(1)	(5)
Accumulated benefit obligation as of December 31,	$165	$157	$27	$29
Change in plan assets:
Fair value of plan assets as of January 1,	$218	$246	$6	$6
Actual return on plan assets	48	(14)	1	0
Employer contributions	1	1	1	2
Benefits paid	(13)	(15)	(2)	(2)
Fair value of plan assets as of December 31,	$254	$218	$6	$6
Over (under) funded status as of December 31,	$89	$61	$(21)	$(23)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2019	2018	2019	2018
Balance sheet presentation as of December 31,
Other assets	$100	$71	$0	$0
Other liabilities	(11)	(10)	(21)	(23)
Net amount recognized as of December 31,	$89	$61	$(21)	$(23)

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit gain for our defined benefit pension plans and other postretirement benefit plan totaled $10 million, $12 million and $8 million in 2019, 2018 and 2017, respectively. We recognized a pre-tax gain of $18 million and $15 million in other comprehensive income for our defined benefit pension plans and other postretirement benefit plan in 2019 and 2017, respectively, compared to a pre-tax loss of $17 million in 2018.
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of net actuarial loss of $41 million and $64 million for our defined benefit pension plans as of December 31, 2019 and 2018, respectively, and net actuarial gain of $4 million and $9 million for our other postretirement benefit plan as of December 31, 2019 and 2018, respectively. There was no meaningful prior service cost recognized in AOCI.
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
As of December 31, 2019 and 2018, our plan assets totaled $260 million and $224 million, respectively. We invested substantially all our plan assets in common collective trusts, which primarily consist of domestic and international equity securities, government securities and corporate and municipal bonds. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2019. In 2018, investments in common collective trusts were measured at net asset value per share, or its equivalent, as a practical expedient and therefore were not classified in the fair value hierarchy as of December 31, 2018. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 16—Fair Value Measurement.”
Expected Future Benefit Payments
As of December 31, 2019, the benefits expected to be paid in the next ten years totaled $100 million for our defined pension benefit plans and $18 million for our other postretirement benefit plan, respectively.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—INCOME TAXES
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
In the fourth quarter of 2018, we recognized a tax benefit of $284 million as a result of an approval from the IRS related to a tax methodology change on rewards costs. In the fourth quarter of 2017, we recorded charges of $1.8 billion associated with the impacts of the Tax Act, and there were no material adjustments made to this amount during the measurement period which ended in December 2018.
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2019, 2018 and 2017.
Table 15.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Current income tax provision:
Federal taxes	$1,207	$210	$1,585
State taxes	301	234	223
International taxes	129	135	133
Total current provision	$1,637	$579	$1,941
Deferred income tax provision (benefit):
Federal taxes	$(222)	$620	$1,509
State taxes	(45)	115	(69)
International taxes	(29)	(21)	(6)
Total deferred provision (benefit)	(296)	714	1,434
Total income tax provision	$1,341	$1,293	$3,375

The international income tax provision is related to pre-tax earnings from foreign operations of approximately $215 million, $382 million and $410 million in 2019, 2018 and 2017, respectively.
Total income tax provision does not reflect the tax effects of items that are included in accumulated other comprehensive income, which include tax provisions of $727 million and $15 million in 2019 and 2018, respectively, and a tax benefit of $134 million in 2017. See “Note 10—Stockholders’ Equity” for additional information.

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2019, 2018 and 2017.
Table 15.2: Effective Income Tax Rate

	Year Ended December 31,
	2019	2018	2017
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	3.1	3.2	2.2
Non-deductible expenses	1.6	2.2	0.7
Affordable housing, new markets and other tax credits	(5.2)	(4.0)	(5.8)
Tax-exempt interest and other nontaxable income	(0.8)	(0.7)	(1.5)
IRS method changes	0.0	(3.9)	0.0
Impacts of the Tax Act	0.0	(0.3)	32.2
Other, net	(0.2)	0.2	(1.3)
Effective income tax rate	19.5%	17.7%	61.5%

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018. The valuation allowance below represents the adjustment of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 15.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan and lease losses	$1,729	$1,700
Rewards programs	579	500
Lease liabilities	407	0
Compensation and employee benefits	301	167
Net operating loss and tax credit carryforwards	284	271
Partnership investments	202	162
Goodwill and intangibles	161	187
Unearned income	95	114
Net unrealized losses on derivatives	0	135
Security and loan valuations(1)	0	288
Other assets	142	152
Subtotal	3,900	3,676
Valuation allowance	(223)	(245)
Total deferred tax assets	3,677	3,431
Deferred tax liabilities:
Original issue discount	600	720
Right-of-use assets	393	0
Security and loan valuations(1)	234	0
Fixed assets and leases	189	204
Partnership investments	147	102
Loan fees and expenses	100	75
Net unrealized gains on derivatives	93	0
Mortgage servicing rights	55	48
Other liabilities	146	137
Total deferred tax liabilities	1,957	1,286
Net deferred tax assets	$1,720	$2,145
_________

(1)	Amount includes the tax impact of our December 31, 2019 transfer of our entire portfolio of held to maturity securities to available for sale.
Our federal net operating loss carryforwards were $31 million and less than $1 million as of December 31, 2019 and 2018, respectively. These operating loss carryforwards were attributable to acquisitions and will expire from 2027 to 2037, however $12 million of these carryforwards do not have an expiration. Under IRS rules, our ability to utilize these losses against future income is limited. The net tax value of our state net operating loss carryforwards were $237 million and $253 million as of December 31, 2019 and 2018, respectively, and they will expire from 2020 to 2038. Our foreign tax credit carryforward was $40 million and $19 million as of December 31, 2019 and 2018, respectively. This carryforward will begin expiring in 2028.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized $4 million, $6 million and $5 million of expense in 2019, 2018 and 2017, respectively.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 15.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2017	$85	$24	$109
Additions for tax positions related to prior years	5	7	12
Reductions for tax positions related to prior years due to IRS and other settlements	(4)	(2)	(6)
Balance as of December 31, 2017	86	29	115
Additions for tax positions related to the current year	28	0	28
Additions for tax positions related to prior years	402	25	427
Reductions for tax positions related to prior years due to IRS and other settlements	(76)	(19)	(95)
Balance as of December 31, 2018	440	35	475
Additions for tax positions related to the current year	23	17	40
Additions for tax positions related to prior years	12	4	16
Reductions for tax positions related to prior years due to IRS and other settlements	(44)	(25)	(69)
Balance as of December 31, 2019	$431	$31	$462
Portion of balance at December 31, 2019 that, if recognized, would impact the effective income tax rate	$164	$24	$188

We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2019, we entered into settlement agreements with states that resolved our outstanding state disputes on the economic nexus issue for prior tax years. We also continued to participate in the IRS Compliance Assurance Process (“CAP”) for our 2017, 2018 and 2019 federal income tax return years, and have been accepted into CAP for 2020. The IRS review of our 2017 federal income tax return is substantially completed, with one issue remaining open. We have proposed a resolution of this issue to the IRS and expect that the issue and the tax year will be closed on an agreed basis during the first quarter of 2020. The IRS review of our 2018 federal income tax return was substantially completed prior to its filing in the fourth quarter of 2019, with the IRS reserving a limited number of issues for further post-filing review that is expected to be completed in 2020. As in prior years, we expect that the IRS review of our 2019 federal income tax return will be substantially completed prior to its filing in 2020.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential changes to the amount of unrecognized tax benefits cannot be made.
The Tax Act required that all unremitted earnings of our subsidiaries operating outside the U.S. were deemed to be repatriated as of December 31, 2017. As such, a liability of $111 million was paid with our 2017 federal tax return for the deemed repatriation of $1.5 billion of undistributed foreign earnings. Upon repatriation of these earnings, there would be no additional U.S. federal income taxes. In accordance with the guidance for income taxes in special areas, these earnings are considered by management to be invested indefinitely, except for the earnings of our Philippines subsidiary as we made distributions in 2019 and expect to make distributions in the future.
As of December 31, 2019, U.S. income taxes of $69 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of previous mergers and acquisitions, are subject to recapture in the unlikely event that CONA, as the successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—FAIR VALUE MEASUREMENT
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
Loans Held for Sale
In our commercial business, we originate multifamily commercial real estate loans with the intent to sell them to GSEs. Beginning in the fourth quarter of 2019, we elected the fair value option for such loans as part of our management of interest rate risk in our multifamily agency business. These held for sale loans are valued based on market observable inputs and are therefore classified as Level 2. Unrealized gains and losses on these loans are recorded in other non-interest income in our consolidated statements of income.
Retained Interests in Securitizations
We have retained interests in various mortgage securitizations from previous acquisitions. Our retained interests primarily include interest-only bonds and negative amortization bonds. We record these retained interests at fair value using market indications and valuation models to calculate the present value of future cash flows. The models incorporate various assumptions that market participants use in estimating future cash flows including voluntary prepayment rate, discount rate, default rate and loss severity. Due to the use of significant unobservable inputs, retained interests in securitizations are classified as Level 3 under the fair value hierarchy.
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
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2019 and 2018.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,124	$0	$0	—	$4,124
RMBS	0	63,909	429	—	64,338
CMBS	0	9,413	13	—	9,426
Other securities	231	1,094	0	—	1,325
Total securities available for sale	4,355	74,416	442	—	79,213
Loans held for sale	0	251	0	—	251
Other assets:
Derivative assets(2)	84	1,568	77	$(633)	1,096
Other(3)	344	0	66	—	410
Total assets	$4,783	$76,235	$585	$(633)	$80,970
Liabilities:
Other liabilities:
Derivative liabilities(2)	$17	$1,129	$51	$(523)	$674
Total liabilities	$17	$1,129	$51	$(523)	$674

	December 31, 2018
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,144	$0	$0	—	$6,144
RMBS	0	33,212	433	—	33,645
CMBS	0	4,729	10	—	4,739
Other securities	219	1,403	0	—	1,622
Total securities available for sale	6,363	39,344	443	—	46,150
Other assets:
Derivative assets(2)	0	1,501	38	$(1,079)	460
Other(3)	265	0	158	—	423
Total assets	$6,628	$40,845	$639	$(1,079)	$47,033
Liabilities:
Other liabilities:
Derivative liabilities(2)	$0	$1,153	$48	$(287)	$914
Total liabilities	$0	$1,153	$48	$(287)	$914
__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $12 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2019 and 2018, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

(3)
As of December 31, 2019 and 2018, other includes retained interests in securitizations of $66 million and $158 million, deferred compensation plan assets of $343 million and $264 million, and equity securities of $1 million and $1 million, respectively.

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 16.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019(1)
(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2019
Securities available for sale:(2)
RMBS	$433	$35	$5	$0	$0	$0	$(63)	$177	$(158)	$429	$34
CMBS	10	0	0	0	0	0	(2)	5	0	13	0
Total securities available for sale	443	35	5	0	0	0	(65)	182	(158)	442	34
Other assets:
Retained interests in securitizations	158	18	0	0	0	0	(110)	0	0	66	(19)
Net derivative assets (liabilities)(3)	(10)	6	0	0	0	(16)	52	0	(6)	26	1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2018
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2018(1)
(Dollars in millions)	Balance, January 1, 2018	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2018
Securities available for sale:
RMBS	$614	$32	$(8)	$0	$0	$0	$(74)	$203	$(334)	$433	$28
CMBS	14	0	0	0	0	0	(4)	0	0	10	0
Other securities	5	0	0	0	0	0	(5)	0	0	0	0
Total securities available for sale	633	32	(8)	0	0	0	(83)	203	(334)	443	28
Other assets:
Consumer MSRs	92	3	0	0	(97)	2	0	0	0	0	0
Retained interests in securitizations	172	(14)	0	0	0	0	0	0	0	158	(14)
Net derivative assets (liabilities)(3)	13	(20)	0	0	0	13	(17)	0	1	(10)	(20)

188	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2017
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2017(1)
(Dollars in millions)	Balance, January 1, 2017	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2017
Securities available for sale:
RMBS	$518	$90	$(24)	$0	$(116)	$0	$(92)	$572	$(334)	$614	$19
CMBS	51	0	0	110	(50)	0	(4)	0	(93)	14	0
Other securities	9	0	0	0	0	0	(4)	0	0	5	0
Total securities available for sale	578	90	(24)	110	(166)	0	(100)	572	(427)	633	19
Other assets:
Consumer MSRs	80	(5)	0	0	(3)	27	(7)	0	0	92	(5)
Retained interests in securitizations	201	(29)	0	0	0	0	0	0	0	172	(29)
Net derivative assets (liabilities)(3)	18	0	0	0	0	46	(44)	0	(7)	13	0
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

(2)	Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2019 were $4 million.

(3)
Includes derivative assets and liabilities of $77 million and $51 million, respectively, as of December 31, 2019, $38 million and $48 million, respectively, as of December 31, 2018, and $37 million and $24 million, respectively as of December 31, 2017.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$429	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-18% 0-18% 1-6% 30-95%	5% 10% 2% 67%
CMBS	13	Discounted cash flows (vendor pricing)	Yield	2-3%	2%
Other assets:
Retained interests in securitizations(2)	66	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-51 4-14% 3-10% 2-3% 74-88%	N/A
Net derivative assets (liabilities)	26	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2018	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$433	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-11% 0-17% 0-7% 0-75%	5% 5% 3% 65%
CMBS	10	Discounted cash flows (vendor pricing)	Yield	3%	3%
Other assets:
Retained interests in securitizations(2)	158	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	3-56 3-14% 4-6% 2-4% 50-104%	N/A
Net derivative assets (liabilities)	(10)	Discounted cash flows	Swap rates	3%	3%
__________

(1)	Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.

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
Net Loans Held for Investment
For loans held for investment that are recorded at fair value on our consolidated balance sheets and measured on a nonrecurring basis, the fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated cost to sell. Due to the use of significant unobservable inputs, these loans are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Sale
Loans held for sale for which we have not elected the fair value option are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. These loans held for sale are valued based on market observable inputs and are therefore classified as Level 2. Fair value adjustments to these loans are recorded in other non-interest income in our consolidated statements of income.
Other Assets
Other assets subject to nonrecurring fair value measurements include equity investments accounted for under measurement alternative, other repossessed assets and long-lived assets held for sale. These assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2019 and 2018, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 16.4: Nonrecurring Fair Value Measurements

	December 31, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$294	$294
Other assets(1)	0	103	103
Total	$0	$397	$397

	December 31, 2018
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$129	$129
Loans held for sale	38	0	38
Other assets(1)	0	100	100
Total	$38	$229	$267
__________

(1)
As of December 31, 2019, other assets included equity investments accounted for under the measurement alternative of $5 million, repossessed assets of $61 million and long-lived assets held for sale of $37 million. As of December 31, 2018, other assets included equity investments accounted for under the measurement alternative of $24 million, foreclosed property and repossessed assets of $57 million and long-lived assets held for sale of $19 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 50%, with a weighted average of 6%, and from 0% to 84%, with a weighted average of 33%, as of December 31, 2019 and 2018, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2019 and 2018.
Table 16.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2019	2018
Loans held for investment	$(268)	$(85)
Other assets(1)	(76)	(74)
Total	$(344)	$(159)
__________

(1)
Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative. Other assets also included foreclosed property as of December 31, 2018.

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2019 and 2018.
Table 16.6: Fair Value of Financial Instruments

	December 31, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,407	$13,407	$4,129	$9,278	$0
Restricted cash for securitization investors	342	342	342	0	0
Net loans held for investment	258,601	258,696	0	0	258,696
Loans held for sale	149	149	0	149	0
Interest receivable	1,758	1,758	0	1,758	0
Other investments(1)	1,638	1,638	0	1,638	0
Financial liabilities:
Deposits with defined maturities	44,958	45,225	0	45,225	0
Securitized debt obligations	17,808	17,941	0	17,941	0
Senior and subordinated notes	30,472	31,233	0	31,233	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	314	0	314	0
Other borrowings(2)	7,000	7,001	0	7,001	0
Interest payable	439	439	0	439	0

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,186	$13,186	$4,768	$8,418	$0
Restricted cash for securitization investors	303	303	303	0	0
Securities held to maturity	36,771	36,619	0	36,513	106
Net loans held for investment	238,679	241,556	0	0	241,556
Loans held for sale	1,192	1,218	0	1,218	0
Interest receivable	1,614	1,614	0	1,614	0
Other investments(1)	1,725	1,725	0	1,725	0
Financial liabilities:
Deposits with defined maturities	38,471	38,279	0	38,279	0
Securitized debt obligations	18,307	18,359	0	18,359	0
Senior and subordinated notes	30,826	30,635	0	30,635	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	352	352	0	352	0
Other borrowings(2)	9,354	9,354	0	9,354	0
Interest payable	458	458	0	458	0
__________

(1)	Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes finance lease liabilities.

193	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
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

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom.

•	Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, and national auto lending.

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, 2018 results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $108 million for the year ended December 31, 2018, with an offsetting increase in the Other category. This change in measurement of our Commercial Banking revenue did not have any impact to the consolidated financial statements.
The following table presents our business segment results for the years ended December 31, 2019, 2018 and 2017, selected balance sheet data as of December 31, 2019, 2018 and 2017, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 17.1: Segment Results and Reconciliation

	Year Ended December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$14,461	$6,732	$1,983	$164	$23,340
Non-interest income (loss)	3,888	643	831	(109)	5,253
Total net revenue	18,349	7,375	2,814	55	28,593
Provision for credit losses	4,992	938	306	0	6,236
Non-interest expense	9,271	4,091	1,699	422	15,483
Income (loss) from continuing operations before income taxes	4,086	2,346	809	(367)	6,874
Income tax provision (benefit)	959	547	188	(353)	1,341
Income (loss) from continuing operations, net of tax	$3,127	$1,799	$621	$(14)	$5,533
Loans held for investment	$128,236	$63,065	$74,508	$0	$265,809
Deposits	0	213,099	32,134	17,464	262,697

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(2)	Other(1)(2)	Consolidated Total
Net interest income	$14,167	$6,549	$2,044	$115	$22,875
Non-interest income	3,520	663	744	274	5,201
Total net revenue	17,687	7,212	2,788	389	28,076
Provision (benefit) for credit losses	4,984	838	83	(49)	5,856
Non-interest expense	8,542	4,027	1,654	679	14,902
Income (loss) from continuing operations before income taxes	4,161	2,347	1,051	(241)	7,318
Income tax provision (benefit)	970	547	245	(469)	1,293
Income from continuing operations, net of tax	$3,191	$1,800	$806	$228	$6,025
Loans held for investment	$116,361	$59,205	$70,333	$0	$245,899
Deposits	0	198,607	29,480	21,677	249,764

	Year Ended December 31, 2017
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$13,648	$6,380	$2,261	$171	$22,460
Non-interest income (loss)	3,325	749	708	(5)	4,777
Total net revenue	16,973	7,129	2,969	166	27,237
Provision for credit losses	6,066	1,180	301	4	7,551
Non-interest expense	7,916	4,233	1,603	442	14,194
Income (loss) from continuing operations before income taxes	2,991	1,716	1,065	(280)	5,492
Income tax provision	1,071	626	389	1,289	3,375
Income (loss) from continuing operations, net of tax	$1,920	$1,090	$676	$(1,569)	$2,117
Loans held for investment	$114,762	$75,078	$64,575	$58	$254,473
Deposits	0	185,842	33,938	23,922	243,702
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate (21% for 2019 and 2018 and 35% for 2017) and state taxes where applicable, with offsetting reductions to the Other category.

(2)
In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, 2018 results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $108 million for the year ended December 31, 2018, with an offsetting increase in the Other category.

Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees, service charges and other customer-related fees, and other contract revenue. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as overdrafts and ATM usage. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our partnership arrangements. Other contract revenue in our Consumer Banking business consists primarily of revenue earned on certain marketing and promotional events from our auto dealers. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2019 and 2018.
Table 17.2: Revenue from Contracts with Customers and Reconciliation to Segments Result

	Year Ended December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,925	$205	$55	$(6)	$3,179
Service charges and other customer-related fees	0	298	120	(1)	417
Other	120	101	3	0	224
Total contract revenue	3,045	604	178	(7)	3,820
Revenue from other sources	843	39	653	(102)	1,433
Total non-interest income	$3,888	$643	$831	$(109)	$5,253

	Year Ended December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,609	$185	$33	$(4)	$2,823
Service charges and other customer-related fees	0	367	123	(1)	489
Other	8	109	2	0	119
Total contract revenue	2,617	661	158	(5)	3,431
Revenue from other sources	903	2	586	279	1,770
Total non-interest income	$3,520	$663	$744	$274	$5,201
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reclassifications to the Other category.

(2)	Interchange fees are presented net of customer reward expenses of $4.9 billion and $4.4 billion for the years ended December 31, 2019 and 2018, respectively.

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
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
We also issue letters of credit, such as financial standby, performance standby and commercial letters of credit, to meet the financing needs of our customers. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the customer. These collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and the results of these reviews are considered in assessing the adequacy of reserves for unfunded lending commitments.
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2019 and 2018. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 18.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Credit card lines	$363,446	$346,186	N/A	N/A
Other loan commitments(1)	36,454	34,449	$110	$95
Standby letters of credit and commercial letters of credit(2)	1,574	1,792	27	29
Total unfunded lending commitments	$401,474	$382,427	$137	$124
__________

(1)	Includes $1.6 billion and $1.3 billion of advised lines of credit as of December 31, 2019 and 2018, respectively.

(2)	These financial guarantees have expiration dates ranging from 2020 to 2022 as of December 31, 2019.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $75 million and $59 million as of December 31, 2019 and 2018, respectively.
See “Note 4—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

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
Our U.K. PPI reserve totaled $188 million and $133 million as of December 31, 2019 and 2018, respectively. In 2019, we recorded an additional reserve build of $212 million due to significantly elevated claims volume ahead of the August 29, 2019 claims submission deadline. Our best estimate of reasonably possible future losses beyond our reserve as of December 31, 2019 is approximately $50 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2019 are approximately $1.1 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

class have not been resolved, but the settlement of $5.5 billion for the monetary damages class has received final approval from the trial court, and has been appealed to the U.S. Court of Appeals for the Second Circuit. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in our reserves.
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
Anti-Money Laundering
In October 2018, we paid a civil monetary penalty of $100 million to resolve the monetary component of a July 2015 Office of the Comptroller of the Currency (“OCC”) consent order relating to our anti-money laundering (“AML”) program. The OCC lifted the AML consent order in November 2019.
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
Cybersecurity Incident
As a result of the Cybersecurity Incident announced on July 29, 2019, we are subject to numerous legal proceedings and other inquiries and could be the subject of additional proceedings and inquiries in the future. Although it is reasonably possible that we may incur losses associated with these legal proceedings and other inquiries, it is not possible to estimate the amount or range of possible losses, if any, at this time.
Consumer class actions. To date, we have been named as a defendant in approximately 72 putative consumer class action cases (61 in U.S. federal courts and 11 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. On October 2, 2019, the U.S. consumer class actions were consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division.
Securities class action. The Company and certain officers have also been named as defendants in a putative class action pending in the MDL alleging violations of certain federal securities laws in connection with statements and alleged omissions in securities filings relating to our information security standards and practices. The complaint seeks certification of a class of all persons who purchased or otherwise acquired Capital One securities from July 23, 2015 to July 29, 2019, as well as unspecified monetary damages, costs and other relief.
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal banking regulators, Canadian banking regulators, the Department of Justice and the offices of approximately fourteen state Attorneys General. We are cooperating with these offices and responding to their inquiries.

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

NOTE 19—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following parent company only financial statements are prepared in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 19.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Interest income	$442	$313	$178
Interest expense	798	720	381
Dividends from subsidiaries	3,276	2,750	300
Non-interest income (loss)	(21)	19	19
Non-interest expense	60	29	34
Income before income taxes and equity in undistributed earnings of subsidiaries	2,839	2,333	82
Income tax benefit	(138)	(128)	(103)
Equity in undistributed earnings of subsidiaries	2,569	3,554	1,797
Net income	5,546	6,015	1,982
Other comprehensive income (loss), net of tax	1,531	(136)	23
Comprehensive income	$7,077	$5,879	$2,005

Table 19.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$13,050	$10,286
Investments in subsidiaries	61,626	58,154
Loans to subsidiaries	3,905	2,603
Securities available for sale	738	795
Other assets	1,017	1,250
Total assets	$80,336	$73,088

Liabilities:
Senior and subordinated notes	$22,080	$19,518
Borrowings from subsidiaries	0	1,671
Accrued expenses and other liabilities	245	231
Total liabilities	22,325	21,420
Total stockholders’ equity	58,011	51,668
Total liabilities and stockholders’ equity	$80,336	$73,088

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 19.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Operating activities:
Net income	$5,546	$6,015	$1,982
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(2,569)	(3,554)	(1,797)
Other operating activities	216	(35)	327
Net cash from operating activities	3,193	2,426	512
Investing activities:
Changes in investments in subsidiaries	704	(577)	(4,956)
Proceeds from paydowns and maturities of securities available for sale	111	140	130
Changes in loans to subsidiaries	(1,302)	(2,055)	44
Net cash from investing activities	(487)	(2,492)	(4,782)
Financing activities:
Borrowings:
Changes in borrowings from subsidiaries	0	38	23
Issuance of senior and subordinated notes	2,646	5,227	6,948
Maturities and paydowns of senior and subordinated notes	(750)	0	(804)
Common stock:
Net proceeds from issuances	199	175	164
Dividends paid	(753)	(773)	(780)
Preferred stock:
Net proceeds from issuances	1,462	0	0
Dividends paid	(282)	(265)	(265)
Redemptions	(1,000)	0	0
Purchases of treasury stock	(1,481)	(2,284)	(240)
Proceeds from share-based payment activities	17	38	124
Net cash from financing activities	58	2,156	5,170
Changes in cash and cash equivalents	2,764	2,090	900
Cash and cash equivalents, beginning of the period	10,286	8,196	7,296
Cash and cash equivalents, end of the period	$13,050	$10,286	$8,196
Supplemental information:
Non-cash impact from the dissolution of wholly-owned subsidiary
Decrease in investment in subsidiaries	$1,508	$0	$0
Decrease in borrowings from subsidiaries	1,671	0	0

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—RELATED PARTY TRANSACTIONS
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—BUSINESS DEVELOPMENTS
Business Developments
We regularly explore and evaluate opportunities to acquire financial services and products as well as financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business.
On September 24, 2019, we launched a new credit card issuance program with Walmart Inc. (“Walmart”) and are now the exclusive issuer of Walmart’s cobrand and private label credit card program in the U.S. On October 11, 2019, we completed the acquisition of the existing portfolio of Walmart’s cobrand and private label credit card receivables. The acquisition was accounted for as an asset acquisition and total cash consideration for the acquisition was $8.2 billion. On the date of acquisition, we recognized approximately $8.2 billion in assets, primarily consisting of $8.1 billion in credit card receivables and $81 million of accrued interest. We recorded an initial allowance build of $84 million on the acquired loans. During 2019, we also recognized approximately $211 million of launch and integration expense related to the Walmart partnership. Results of the acquisition and partnership program are included within our Credit Card segment.
In the second quarter of 2019, we made the decision to exit several small partnership portfolios in our Credit Card business. We sold approximately $900 million of receivables and transferred approximately $100 million to loans held for sale as of June 30, 2019, which resulted in a gain on sale of $49 million recognized in other non-interest income and an allowance release of $68 million.
We also periodically initiate restructuring activities to support business strategies and enhance our overall operational efficiency. These restructuring activities have primarily consisted of exiting certain business locations and activities as well as the realignment of resources supporting various businesses. The charges incurred as a result of these restructuring activities have primarily consisted of severance and related benefits pursuant to our ongoing benefit programs, which are included in salaries and associate benefits within non-interest expense in our consolidated statements of income, as well as impairment of certain assets related to business locations and activities being exited, which are generally included in occupancy and equipment within non-interest expense. For the year ended December 31, 2019 and 2018, we recognized restructuring charges of $28 million and $34 million, respectively, which are reflected in the Other category of our business segment results.

205	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

206	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2020 Annual Stockholder Meeting (“Proxy Statement”) under the heading “Corporate Governance at Capital One” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2019 fiscal year.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Named Executive Officer Compensation” and “Compensation Committee Report,” and is incorporated herein by reference.
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

207	Capital One Financial Corporation (COF)

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
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

208	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2019
Commission File No. 001-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (iv) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (v) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (vi) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vii) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; (viii) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (ix) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (x) the “2017 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018; and (xi) the “2018 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019.

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

3.3.3
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F, dated August 20, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on August 24, 2015).

3.3.4
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G, dated July 28, 2016 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on July 29, 2016).

3.3.5
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H, dated November 28, 2016 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 29, 2016).

3.3.6
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I, dated September 10, 2019 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 11, 2019).

3.3.7
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J, dated January 30, 2020 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on January 31, 2020).

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

4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1.1+	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).
10.1.2+	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).
10.1.3+	Fourth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1.4 of the 2017 Form 10-K).
10.1.4+	Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2019).

209	Capital One Financial Corporation (COF)

Exhibit No.	Description
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

210	Capital One Financial Corporation (COF)

Exhibit No.	Description
10.2.21+
Form of Performance Unit Award Agreements granted to our executive officers under the Fourth Amended and Restated 2004 Stock Incentive Plan on January 31, 2019 (incorporated by reference to Exhibit 10.2.21 of the 2018 Form 10-K).

10.2.22+
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fourth Amended and Restated 2004 Stock Incentive Plan on January 31, 2019 (incorporated by reference to Exhibit 10.2.22 of the 2018 Form 10-K).

10.2.23+*	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020.
10.2.24+*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020.

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

10.3.6+
Form of Restricted Stock Unit Award Agreement granted to our directors under the Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2019).

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

21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

211	Capital One Financial Corporation (COF)

Exhibit No.	Description
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.

*	Indicates a document being filed with this Form 10-K.

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

212	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 20, 2020	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair, Chief Executive Officer and President	February 20, 2020
Richard D. Fairbank	(Principal Executive Officer)

/s/ R. SCOTT BLACKLEY	Chief Financial Officer	February 20, 2020
R. Scott Blackley	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 20, 2020
Timothy P. Golden	(Principal Accounting Officer)

/s/ APARNA CHENNAPRAGADA	Director	February 20, 2020
Aparna Chennapragada

/s/ ANN FRITZ HACKETT	Director	February 20, 2020
Ann Fritz Hackett

/s/ PETER THOMAS KILLALEA	Director	February 20, 2020
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 20, 2020
C.P.A.J. (Eli) Leenaars

/s/ PIERRE E. LEROY	Director	February 20, 2020
Pierre E. Leroy

/s/ FRANÇOIS LOCOH-DONOU	Director	February 20, 2020
François Locoh-Donou

/s/ PETER E. RASKIND	Director	February 20, 2020
Peter E. Raskind

/s/ MAYO A. SHATTUCK III	Director	February 20, 2020
Mayo A. Shattuck III

213	Capital One Financial Corporation (COF)

/s/ BRADFORD H. WARNER	Director	February 20, 2020
Bradford H. Warner

/s/ CATHERINE G. WEST	Director	February 20, 2020
Catherine G. West

214	Capital One Financial Corporation (COF)