Form 10-Q
period 2020-03-31
CAPITAL ONE FINANCIAL CORP
filed 2020-05-01
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of March 31, 2020, there were 455,310,083 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “MD&A—Introduction—Cybersecurity Incident” and “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2020 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2019 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of March 31, 2020, our principal subsidiaries included:

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
Coronavirus Disease 2019 (COVID-19) Pandemic
The COVID-19 pandemic has resulted in a global public-health crisis, disrupting economies and introducing significant volatility into financial markets and uncertainty as to when economic and operating conditions will return to normalcy. This crisis is impacting individuals, households and businesses in a multitude of ways. Companies in the U.S. and abroad are experiencing unprecedented disruptions to normal business operations, including customer-facing interactions, supply chains, office closures, changes in demand for products and services, and others. Financial institutions, including us, have been deemed an essential service and exempted from the myriad of shutdowns across the country, we are transforming how we work in order to protect the well-being of our associates and our customers, serve our customers, support our communities, and position ourselves to navigate the challenges ahead.
Across our workforce, more than 40,000 associates have transitioned to working remotely, relying on our technology infrastructure and systems that we have designed for resilience and security. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating. On March 11, we announced increased paid leave and more flexible attendance policies to allow associates to care for their families and loved ones. We temporarily closed banking locations that do not have a physical barrier between associates and customers, including all of our Cafés and some of our branches. At locations with drive-through windows or glass barriers, we continue to provide critical banking services with new safety precautions. We increased pay for branch associates working in open locations and associates that perform essential and time-sensitive banking activities that cannot be performed remotely. We also increased pay for other U.S.-based associates in roles instrumental to maintaining essential customer support, such as our call center agents and branch associates and have been able to significantly increase the number of customer support associates who now can work remotely.
We are offering a range of policies and programs to accommodate customer hardship across our lines of business. In our Credit Card and Auto Finance businesses, our customers can seek forbearance primarily in the form of short-term payment deferrals or extensions and fee waivers. In addition, we are pausing involuntary repossessions for our auto customers. For our retail bank customers, we are waiving select fees for impacted customers. We are also working with our Commercial Banking customers on a more customized basis. As of April 17th, short-term payment deferral enrollments in our Domestic Card business covered about 1% of active accounts, representing 2% of loan balances, and about 9% of our Auto Finance customers, representing 11% of loan balances have been granted short-term payment extensions.
In the first quarter of 2020, the expected economic worsening and significant uncertainty due to the COVID-19 pandemic was the primary driver of a substantial build in our allowance for credit losses, resulting in a net loss of $1.3 billion, or $3.10 per share. In addition, the combination of the allowance build and adoption impact of the Current expected credit loss (“CECL”) standard doubled our allowance coverage ratio to 5.4% as of March 31, 2020 from 2.7% as of December 31, 2019. For more information,

5	Capital One Financial Corporation (COF)

see “MD&A—Executive Summary and Business Outlook” and “MD&A—Credit Risk Profile.” We have evaluated the potential impact on our goodwill as well as considered and incorporated recent market events and volatility into our fair value measurements, including our investment securities portfolio and derivative positions. See more details in “MD&A—Critical Accounting Policies and Estimates,” “MD&A—Market Risk Profile” and “Note 8—Derivative Instruments and Hedging Activities.” See “MD&A—Liquidity Risk Profile” for information relating to our liquidity reserves as of March 31, 2020.
Beginning in late March 2020, the COVID-19 pandemic began impacting the demand for our products and services, including a decline in the purchase volumes of certain categories of goods and services in our Credit Card business and a decline in auto loan origination activity in our Auto Finance business. There is significant uncertainty surrounding the course of this pandemic and the magnitude and duration of the disruption to economic activity and how this disruption will continue to impact demand for our products and services.
Due to the economic disruption and significant uncertainty caused by the COVID-19 pandemic, it is difficult to forecast specific efficiency targets or time frames while the pandemic runs its course. Therefore, we withdrew our efficiency ratio guidance, including our guidance of annual operating efficiency ratio of 42% in 2021, net of adjustments. In addition, we withdrew our marketing guidance for full-year 2020. We are decreasing marketing in the near term based on our current view of the COVID-19 risks. However, we continue to make marketing decisions based on our dynamic assessment of market risks and opportunities.
We are actively monitoring and responding to developments across the myriad of landscapes affected by the COVID-19 pandemic, including social, financial, legal, regulatory and governmental. We are continuing to evaluate the impacts of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, on us and our customers. As other guidance is issued by our regulators, we will continue to assess the impacts to us. As government authorities implement and modify social distancing plans, stay-at-home orders or other measures to contain the further spread of COVID-19, we will adjust our business operations and practices, keeping the best interests of our associates, customers and business partners at the forefront. We will also evaluate and enhance our policies and programs to continue helping our customers through the COVID-19 pandemic. See more updates related to the COVID-19 pandemic in “MD&A—Supervision and Regulation.”
See “Part II—Item 1A. Risk Factors” for additional information regarding risks and the significant uncertainties relating to the COVID-19 pandemic.

6	Capital One Financial Corporation (COF)

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
During the first quarter of 2020, we incurred $14 million of incremental expenses related to the remediation of and response to the Cybersecurity Incident, largely driven by technology costs and professional support, offset by $10 million of insurance recoveries. To date, we have incurred $86 million of incremental expenses related to the remediation of and response to the Cybersecurity Incident, largely driven by customer notifications, credit monitoring, technology costs, and professional support, offset by $44 million of insurance recoveries pursuant to our insurance coverage described below. We continue to expect these costs will be at the low end of the $100 million to $150 million range previously disclosed and that they will extend to subsequent quarters in 2020. As the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses, any such reimbursements are not considered in this range, though we continue to expect that a significant portion of these expenses will be covered by insurance. The incremental expenses and insurance reimbursements will be treated as adjusting items as they relate to our financial results (“Cyber Adjusting Items”).
We carry insurance to cover certain costs associated with a cyber risk event. This insurance has a total coverage limit of $400 million and is subject to a $10 million deductible, which was met in the third quarter of 2019, as well as standard exclusions.
We continue to invest significantly in cybersecurity and expect to make additional investments as we continue to assess our cybersecurity program. These estimated investments are in addition to the estimated Cyber Adjusting Items.
Although the ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cybersecurity Incident are uncertain, they may be significant, and some of the costs may not be covered by insurance. However, we do not believe that this incident will negatively impact our strategy or our long-term financial health. For more information, see “Note 13—Commitments, Contingencies, Guarantees and Others.”
Our reported results excluding adjusting items, including the Cyber Adjusting Items, represent non-GAAP measures which we believe help users of our financial information understand the impact of these adjusting items on our reported results as well as provide an alternate measurement of our operating performance.

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2020 and 2019 and selected comparative balance sheet data as of March 31, 2020 and December 31, 2019. We also

7	Capital One Financial Corporation (COF)

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
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2020	2019	Change
Income statement
Net interest income	$6,025	$5,791	4%
Non-interest income	1,224	1,292	(5)
Total net revenue	7,249	7,083	2
Provision for credit losses	5,423	1,693	220
Non-interest expense:
Marketing	491	517	(5)
Operating expense	3,238	3,154	3
Total non-interest expense	3,729	3,671	2
Income (loss) from continuing operations before income taxes	(1,903)	1,719	**
Income tax provision (benefit)	(563)	309	**
Income (loss) from continuing operations, net of tax	(1,340)	1,410	**
Income from discontinued operations, net of tax	—	2	**
Net income (loss)	(1,340)	1,412	**
Dividends and undistributed earnings allocated to participating securities	(3)	(12)	(75)
Preferred stock dividends	(55)	(52)	6
Issuance cost for redeemed preferred stock	(22)	—	**
Net income (loss) available to common stockholders	$(1,420)	$1,348	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$(3.10)	$2.87	**
Net income (loss) per basic common share	$(3.10)	$2.87	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$(3.10)	$2.86	**
Net income (loss) per diluted common share	$(3.10)	$2.86	**
Weighted-average common shares outstanding (in millions):
Basic	457.6	469.4	(3)%
Diluted	457.6	471.6	(3)
Common shares outstanding (period-end, in millions)	455.3	469.6	(3)
Dividends declared and paid per common share	$0.40	$0.40	—
Tangible book value per common share (period-end)(1)	80.68	72.86	11
Balance sheet (average balances)
Loans held for investment	$262,889	$241,959	9%
Interest-earning assets	355,347	337,793	5
Total assets	390,380	370,394	5
Interest-bearing deposits	241,115	227,572	6
Total deposits	264,653	251,410	5
Borrowings	51,795	53,055	(2)
Common equity	53,186	48,359	10
Total stockholders’ equity	58,568	52,720	11

8	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2020	2019	Change
Selected performance metrics
Purchase volume	$99,920	$93,197	7%
Total net revenue margin(2)	8.16%	8.39%	(23	)bps
Net interest margin	6.78	6.86	(8)
Return on average assets(3)	(1.37)	1.52	**
Return on average tangible assets(4)	(1.43)	1.59	**
Return on average common equity(5)	(10.68)	11.13	**
Return on average tangible common equity(6)	(14.85)	16.11	**
Equity-to-assets ratio(7)	15.00	14.23	77
Non-interest expense as a percentage of average loans held for investment	5.67	6.07	(40)
Efficiency ratio(8)	51.44	51.83	(39)
Operating efficiency ratio(9)	44.67	44.53	14
Effective income tax rate from continuing operations	29.6	18.0	64%
Net charge-offs	$1,791	$1,599	12
Net charge-off rate	2.72%	2.64%	8	bps

(Dollars in millions, except as noted)	March 31, 2020	December 31, 2019	Change
Balance sheet (period-end)
Loans held for investment	$262,990	$265,809	(1)%
Interest-earning assets	364,472	355,202	3
Total assets	396,878	390,365	2
Interest-bearing deposits	245,142	239,209	2
Total deposits	269,689	262,697	3
Borrowings	55,681	55,697	—
Common equity	51,620	53,157	(3)
Total stockholders’ equity	56,830	58,011	(2)
Credit quality metrics
Allowance for credit losses	$14,073	$7,208	95
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	5.35%	2.71%	264	bps
30+ day performing delinquency rate	2.95	3.51	(56)
30+ day delinquency rate	3.16	3.74	(58)
Capital ratios
Common equity Tier 1 capital(10)	12.0%	12.2%	(20	)bps
Tier 1 capital(10)	13.7	13.7	—
Total capital(10)	16.1	16.1	—
Tier 1 leverage(10)	11.0	11.7	(70)
Tangible common equity(11)	9.6	10.2	(60)
Supplementary leverage(10)	9.4	9.9	(50)
Other
Employees (period end, in thousands)	52.1	51.9	—
__________

(1)
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table A —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

(2)	Total net revenue margin is calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(3)	Return on average assets is calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.

(4)
Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

(5)
Return on average common equity is calculated based on annualized net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.

9	Capital One Financial Corporation (COF)

(6)
Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity (“TCE”). Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.

(7)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(8)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(9)	Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.

(10)	Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions. See “MD&A—Capital Management” for additional information.

(11)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Not meaningful.

10	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported a net loss of $1.3 billion ($3.10 per diluted common share) on total net revenue of $7.2 billion for the first quarter of 2020 primarily driven by higher provision for credit losses from the impact of expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic. In comparison, we reported net income of $1.4 billion ($2.86 per diluted common share) on total net revenue of $7.1 billion for the first quarter of 2019.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.0% and 12.2% as of March 31, 2020 and December 31, 2019, respectively. See “MD&A—Capital Management” below for additional information.
On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock (“2019 Stock Repurchase Program”) beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2020. These highlights are generally based on a comparison between the results of the first quarters of 2020 and 2019, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2020 compared to December 31, 2019. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•	Earnings: Our net loss of $1.3 billion in the first quarter of 2020 compared to net income of $1.4 billion in the first quarter of 2019 was primarily driven by:

◦
higher provision for credit losses from expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic and credit deterioration in our commercial energy loan portfolio; partially offset by

◦
higher net interest income due to growth in our loan portfolio as well as lower interest expenses on our retail deposits and borrowings due to the decline in interest rates, partially offset by lower yields on interest-earning assets.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $2.8 billion to $263.0 billion as of March 31, 2020 from December 31, 2019 primarily driven by expected seasonal paydowns and a decline in purchase volume late in the quarter as a result of the COVID-19 pandemic in our Domestic Card business, partially offset by client drawdowns on existing lines in our Commercial Banking business due to the impact of the COVID-19 pandemic.

◦
Average loans held for investment increased by $20.9 billion to $262.9 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by growth in our domestic credit card loan portfolio including the acquired Walmart portfolio, and our commercial and auto loan portfolios.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate increased by 8 basis points to 2.72% in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by elevated charge-offs in our commercial energy loan portfolio.

Our 30+ day delinquency rate decreased by 58 basis points to 3.16% as of March 31, 2020 from December 31, 2019 driven by seasonally lower delinquency inventories in our auto and domestic credit card loan portfolios and the short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.

•
Allowance for Credit Losses: Our allowance for credit losses increased by $6.9 billion to $14.1 billion, and our allowance coverage ratio increased by 264 basis points to 5.35% as of March 31, 2020 from December 31, 2019, driven by the adoption of the CECL standard and the allowance build from expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic and credit deterioration in our commercial energy loan portfolio.

11	Capital One Financial Corporation (COF)

Business Outlook
We discuss in this Report our expectations as of the time this Report was filed regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this Report are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2019 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:

•	any change in current dividend or repurchase strategies;

•	the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed;

•	any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made;

•
the potential impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident, other than the incremental costs related to the incident we expect to incur in 2020 which will be separately reported as an adjusting item as it relates to the Company’s financial results; or

•
Moreover, this Report reflects certain assumptions regarding the potential effects of the COVID-19 pandemic on our business, results of operations, and financial condition. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2020 and 2019. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2020 and 2019 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$122,854	$4,437	14.45%	$111,456	$4,395	15.77%
Consumer banking	63,672	1,347	8.46	59,065	1,203	8.15
Commercial banking(2)	77,105	746	3.87	72,362	833	4.61
Other(3)	—	12	**	46	(63)	**
Total loans, including loans held for sale	263,631	6,542	9.93	242,929	6,368	10.49
Investment securities	78,212	530	2.71	83,679	655	3.13
Cash equivalents and other interest-earning assets	13,504	37	1.10	11,185	69	2.47
Total interest-earning assets	355,347	7,109	8.00	337,793	7,092	8.40
Cash and due from banks	4,472			4,287
Allowance for credit losses	(10,408)			(7,230)
Premises and equipment, net	4,344			4,280
Other assets	36,625			31,264
Total assets	$390,380			$370,394
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$241,115	$731	1.21%	$227,572	$817	1.44%
Securitized debt obligations	18,054	99	2.20	18,747	143	3.05
Senior and subordinated notes	31,342	239	3.04	30,836	314	4.07
Other borrowings and liabilities	3,779	15	1.62	4,684	27	2.34
Total interest-bearing liabilities	294,290	1,084	1.47	281,839	1,301	1.85
Non-interest-bearing deposits	23,538			23,838
Other liabilities	13,984			11,997
Total liabilities	331,812			317,674
Stockholders’ equity	58,568			52,720
Total liabilities and stockholders’ equity	$390,380			$370,394
Net interest income/spread		$6,025	6.53		$5,791	6.55
Impact of non-interest-bearing funding			0.25			0.31
Net interest margin			6.78%			6.86%
__________

(1)	Past due fees included in interest income totaled approximately $391 million and $395 million in the first quarters of 2020 and 2019, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $21 million in the first quarters of 2020 and 2019, respectively, with corresponding reductions to the Other category.

(3)
Interest income/expense of Other represents the impact of hedge accounting of our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

**	Not meaningful.

13	Capital One Financial Corporation (COF)

Net interest income increased by $234 million to $6.0 billion in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by growth in our loan portfolio as well as lower interest expenses on our retail deposits and borrowings due to the decline in interest rates, partially offset by lower yields on interest-earning assets.
Net interest margin decreased by 8 basis points to 6.78% in the first quarter of 2020 compared to the first quarter of 2019 as lower yields on interest-earning assets were partially offset by lower rates on our retail deposits and borrowings.
We expect that the significant decrease in interest rates during the first quarter of 2020 and the elevated level of cash balances are likely to create a headwind to our net interest margin in the near team.

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2020 vs. 2019
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$42	$412	$(370)
Consumer banking	144	96	48
Commercial banking(2)	(87)	46	(133)
Other(3)	75	(1)	76
Total loans, including loans held for sale	174	553	(379)
Investment securities	(125)	(41)	(84)
Cash equivalents and other interest-earning assets	(32)	6	(38)
Total interest income	17	518	(501)
Interest expense:
Interest-bearing deposits	(86)	41	(127)
Securitized debt obligations	(44)	(5)	(39)
Senior and subordinated notes	(75)	4	(79)
Other borrowings and liabilities	(12)	(5)	(7)
Total interest expense	(217)	35	(252)
Net interest income	$234	$483	$(249)
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

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2020 and 2019.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Interchange fees, net	$752	$758
Service charges and other customer-related fees	327	353
Net securities gains	—	24
Other non-interest income:(1)
Mortgage banking revenue	68	46
Treasury and other investment income (loss)	(7)	56
Other	84	55
Total other non-interest income	145	157
Total non-interest income	$1,224	$1,292
________

(1)	Includes losses of $58 million and gains of $28 million on deferred compensation plan investments in the first quarters of 2020 and 2019, respectively.
Non-interest income decreased by $68 million to $1.2 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by losses on our deferred compensation plan investments due to market volatility.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses, and changes to the reserve for unfunded lending commitments. Effective January 1,2020, our allowance for credit losses and reserve for unfunded lending commitments are measured under the CECL standard. Our provision for credit losses increased by $3.7 billion to $5.4 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic and credit deterioration in our commercial energy loan portfolio.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2020 and 2019.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Salaries and associate benefits(1)	$1,627	$1,573
Occupancy and equipment	517	493
Marketing	491	517
Professional services	287	291
Communications and data processing	302	303
Amortization of intangibles	22	30
Other non-interest expense:
Bankcard, regulatory and other fee assessments	75	87
Collections	105	95
Fraud losses	79	103
Other(2)	224	179
Total other non-interest expense	483	464
Total non-interest expense	$3,729	$3,671
_________

(1)
Includes a benefit of $58 million and an expense of $28 million related to our deferred compensation plan investments in the first quarters of 2020 and 2019, respectively. These amounts have corresponding offsets in other non-interest income.

(2)	Includes net Cybersecurity Incident expenses of $4 million in the first quarter of 2020.
Non-interest expense increased by $58 million to $3.7 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by continued investments in technology and infrastructure as well as expenses related to the Walmart partnership, partially offset by reduced incentive and deferred compensation expenses due to market volatility and lower marketing expense.
Income Taxes
We recorded an income tax benefit of $563 million (29.6% effective income tax rate) and an income tax provision of $309 million (18.0% effective income tax rate) in the first quarters of 2020 and 2019, respectively. Our effective income tax rate from continuing operations varies between periods generally due to the impact of the changes in tax credits, tax-exempt income, and non-deductible expenses relative to our pre-tax earnings.
Our effective tax rate in the first quarter of 2020 was computed utilizing the year-to-date method, while the effective tax rate in the first quarter of 2019 was estimated using the annual effective rate method. The change in our methodology in the first quarter of 2020 was due to our conclusion that we could not reliably estimate our annual effective tax rate for 2020 because of significant forecast variability caused by the COVID-19 pandemic and the relationship of our increasing tax credit investments in proportion to our pre-tax earnings. The continued use of the year-to-date method will be reevaluated for appropriateness in future periods.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2019 Form 10-K.

16	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $6.5 billion to $396.9 billion as of March 31, 2020 from December 31, 2019, primarily driven by an increase in our cash balances and commercial loan portfolio as a result of client drawdowns on existing lines in response to COVID-19. These increases were partially offset by expected seasonal paydowns and a decline in purchase volume late in the quarter due to COVID-19 in our Domestic Card business.
Total liabilities increased by $7.7 billion to $340.0 billion as of March 31, 2020 from December 31, 2019 primarily driven by growth in retail deposits as part of our national banking strategy in our Consumer Banking business.
Stockholders’ equity decreased by $1.2 billion to $56.8 billion as of March 31, 2020 from December 31, 2019 primarily driven by the $2.2 billion of retained earnings impact of the CECL standard adoption, our first quarter net loss of $1.3 billion, partially offset by an increase in accumulated other comprehensive income of $2.5 billion from an increase in the fair value of our investment securities and derivatives driven by the decline in interest rates.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities, U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The U.S. Treasury and Agency securities generally have high credit ratings and low credit risks, and our investments in U.S. Treasury and Agency securities represented 97% and 96% of our total investment securities portfolio, as of March 31, 2020 and December 31, 2019, respectively.
The fair value of our available for sale securities portfolio increased by $2.2 billion to $81.4 billion as of March 31, 2020 from December 31, 2019, primarily driven by the decline in interest rates. See “Note 2—Investment Securities” for more information.
Table 6 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of March 31, 2020 and December 31, 2019.
Table 6: Investment Securities

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,333	$4,360	$4,122	$4,124
RMBS:
Agency	62,126	64,457	62,003	62,839
Non-agency	1,195	1,284	1,235	1,499
Total RMBS	63,321	65,741	63,238	64,338
Agency CMBS	9,707	10,084	9,303	9,426
Other securities(1)	1,239	1,238	1,321	1,325
Total investment securities available for sale	$78,600	$81,423	$77,984	$79,213
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

17	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for credit losses, and net loan balance as of March 31, 2020 and December 31, 2019.
Table 7: Loans Held for Investment

	March 31, 2020			December 31, 2019
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$117,797	$10,346	$107,451	$128,236	$5,395	$122,841
Consumer Banking	64,033	2,154	61,879	63,065	1,038	62,027
Commercial Banking	81,160	1,573	79,587	74,508	775	73,733
Total	$262,990	$14,073	$248,917	$265,809	$7,208	$258,601
Loans held for investment decreased by $2.8 billion to $263.0 billion as of March 31, 2020 from December 31, 2019 primarily driven by expected seasonal paydowns and a decline in purchase volume late in the quarter as a result of the COVID-19 pandemic in our Domestic Card business, partially offset by client drawdowns on existing lines in our Commercial Banking business due to the impact of the COVID-19 pandemic.
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
Table 8 provides the composition of our primary sources of funding as of March 31, 2020 and December 31, 2019.
Table 8: Funding Sources Composition

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$217,607	67%	$213,099	67%
Commercial Banking	32,822	10	32,134	10
Other(1)	19,260	6	17,464	5
Total deposits	269,689	83	262,697	82
Securitized debt obligations	17,141	5	17,808	6
Other debt	38,540	12	37,889	12
Total funding sources	$325,370	100%	$318,394	100%
__________

(1)	Includes brokered deposits of $18.3 billion and $16.7 billion as of March 31, 2020 and December 31, 2019, respectively.
Total deposits increased by $7.0 billion to $269.7 billion as of March 31, 2020 from December 31, 2019 primarily driven by growth as part of our national banking strategy in our Consumer Banking business.
Securitized debt obligations decreased by $667 million to $17.1 billion as of March 31, 2020 from December 31, 2019 primarily driven by net maturities in our credit card securitization program, partially offset by net issuances in our auto securitization program.
Other debt increased by $651 million to $38.5 billion as of March 31, 2020 from December 31, 2019 primarily driven by an increase in the fair value of derivatives associated with our senior and subordinated notes in fair value hedging relationships.

18	Capital One Financial Corporation (COF)

We provide additional information on our funding sources in “MD&A—Liquidity Risk Profile” and “Note 7—Deposits and Borrowings.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Note 5—Variable Interest Entities and Securitizations” and “Note 13—Commitments, Contingencies, Guarantees and Others.”

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2019 Form 10-K.
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
We summarize our business segment results for the first quarters of 2020 and 2019 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2020 compared to December 31, 2019. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

19	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income (loss) from continuing operations, for the first quarters of 2020 and 2019.
Table 9: Business Segment Results

	Three Months Ended March 31,
	2020				2019
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,613	64%	$(991)	74%	$4,540	64%	$751	53%
Consumer Banking	1,783	24	(52)	4	1,839	26	468	33
Commercial Banking(3)	729	10	(411)	31	676	10	146	11
Other(3)	124	2	114	(9)	28	—	45	3
Total	$7,249	100%	$(1,340)	100%	$7,083	100%	$1,410	100%
__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

20	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net loss from continuing operations of $991 million in the first quarter of 2020, compared to net income of $751 million in the first quarter of 2019.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2020	2019	Change
Selected income statement data:
Net interest income	$3,702	$3,590	3%
Non-interest income	911	950	(4)
Total net revenue(1)	4,613	4,540	2
Provision for credit losses	3,702	1,389	167
Non-interest expense	2,208	2,171	2
Income (loss) from continuing operations before income taxes	(1,297)	980	**
Income tax provision (benefit)	(306)	229	**
Income (loss) from continuing operations, net of tax	$(991)	$751	**
Selected performance metrics:
Average loans held for investment(2)	$122,776	$111,456	10
Average yield on loans held for investment(3)	14.46%	15.77%	(131	)bps
Total net revenue margin(4)	15.03	16.29	(126)
Net charge-offs	$1,436	$1,364	5%
Net charge-off rate	4.68%	4.90%	(22	)bps
Purchase volume	$99,920	$93,197	7%

(Dollars in millions, except as noted)	March 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(2)	$117,797	$128,236	(8)%
30+ day performing delinquency rate	3.69%	3.89%	(20	)bps
30+ day delinquency rate	3.70	3.91	(21)
Nonperforming loan rate(5)	0.02	0.02	—
Allowance for credit losses(2)	$10,346	$5,395	92%
Allowance coverage ratio	8.78%	4.21%	457	bps
__________

(1)
We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. In the first quarter of 2020, total net revenue was reduced by $389 million for finance charges and fees charged-off as uncollectible. In the first quarter of 2019, total net revenue was reduced by $376 million for the estimated uncollectible amount of credit card finance charges and fees and related losses.

(2)
Period-end loans held for investment and average loans held for investment include billed finance charges and fees. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

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

**	Not meaningful

21	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the first quarter of 2020 compared to the first quarter of 2019, and changes in financial condition and credit performance between March 31, 2020 and December 31, 2019 include the following:

•
Net Interest Income: Net interest income increased by $112 million to $3.7 billion in the first quarter of 2020 primarily driven by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio, partially offset by lower yields due to the decline in interest rates.

•
Non-Interest Income: Non-interest income decreased by $39 million to $911 million in the first quarter of 2020 primarily driven by losses on our deferred compensation plan investments due to market volatility and lower net interchange revenue due to the absence of a rewards liability release and a decline in purchase volume late in the quarter as a result of the COVID-19 pandemic, partially offset by program income from the Walmart partnership.

•
Provision for Credit Losses: Provision for credit losses increased by $2.3 billion to $3.7 billion in the first quarter of 2020 driven by expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic.

•
Non-Interest Expense: Non-interest expense increased $37 million to $2.2 billion in the first quarter of 2020 driven by higher operating expenses including the Walmart partnership and related expenses, partially offset by lower marketing expenses.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $10.4 billion to $117.8 billion as of March 31, 2020 from December 31, 2019 due to expected seasonal paydowns and a decline in purchase volume late in the quarter as a result of the COVID-19 pandemic.

◦
Average loans held for investment increased by $11.3 billion to $122.8 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily due to growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 22 basis points to 4.68% in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by the impact of the acquired Walmart portfolio.

The 30+ day delinquency rate decreased by 21 basis points to 3.70% as of March 31, 2020 from December 31, 2019 primarily due to seasonally lower delinquency inventories in our domestic credit card loan portfolio.

22	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net loss from continuing operations of $935 million in the first quarter of 2020, compared to net income of $695 million in the first quarter of 2019. In the first quarters of 2020 and 2019, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2020	2019	Change
Selected income statement data:
Net interest income	$3,381	$3,273	3%
Non-interest income	842	873	(4)
Total net revenue(1)	4,223	4,146	2
Provision for credit losses	3,464	1,291	168
Non-interest expense	1,984	1,949	2
Income (loss) from continuing operations before income taxes	(1,225)	906	**
Income tax provision (benefit)	(290)	211	**
Income (loss) from continuing operations, net of tax	$(935)	$695	**
Selected performance metrics:
Average loans held for investment(2)	$113,711	$102,667	11
Average yield on loans held for investment(3)	14.30%	15.69%	(139	)bps
Total net revenue margin(4)	14.86	16.15	(129)
Net charge-offs	$1,331	$1,294	3%
Net charge-off rate	4.68%	5.04%	(36	)bps
Purchase volume	$92,248	$85,738	8%

(Dollars in millions, except as noted)	March 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(2)	$109,549	$118,606	(8)%
30+ day performing delinquency rate	3.69%	3.93%	(24	)bps
Allowance for credit losses	$9,806	$4,997	96%
Allowance coverage ratio	8.95%	4.21%	474	bps
__________

(1)
We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. In the first quarter of 2020, total net revenue was reduced for finance charges and fees charged-off as uncollectible. In the first quarter of 2019, total net revenue was reduced for the estimated uncollectible amount of credit card finance charges and fees and related losses.

(2)
Period-end loans held for investment and average loans held for investment include billed finance charges and fees. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

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

(4)	Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

**	Not meaningful

23	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Domestic Card business generated net loss in the first quarter of 2020 compared to net income in the first quarter of 2019 primarily driven by:

•	higher provision for credit losses driven by expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic;

•
lower non-interest income primarily driven by losses on our deferred compensation plan investments due to market volatility and lower net interchange revenue due to the absence of a rewards liability release and a decline in purchase volume late in the quarter as a result of the COVID-19 pandemic, partially offset by program income from the Walmart partnership; and

•	higher operating expenses including the Walmart partnership and related expenses, partially offset by lower marketing expenses.
These drivers were partially offset by an increase in net interest income driven by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio, partially offset by lower yields due to the decline in interest rates.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, net interchange income and service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net loss from continuing operations of $52 million in the first quarter of 2020, compared to net income of $468 million in the first quarter of 2019.

24	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2020	2019	Change
Selected income statement data:
Net interest income	$1,657	$1,679	(1)%
Non-interest income	126	160	(21)
Total net revenue	1,783	1,839	(3)
Provision for credit losses	860	235	**
Non-interest expense	991	994	—
Income (loss) from continuing operations before income taxes	(68)	610	**
Income tax provision (benefit)	(16)	142	**
Income (loss) from continuing operations, net of tax	$(52)	$468	**
Selected performance metrics:
Average loans held for investment:
Auto	$61,005	$56,234	8
Retail banking	2,666	2,831	(6)
Total consumer banking	$63,671	$59,065	8
Average yield on loans held for investment(1)	8.46%	8.15%	31	bps
Average deposits	$215,071	$201,072	7%
Average deposits interest rate	1.06%	1.18%	(12	)bps
Net charge-offs	$246	$221	11%
Net charge-off rate	1.54%	1.49%	5	bps
Auto loan originations	$7,640	$6,222	23%
(Dollars in millions, except as noted)	March 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Auto	$61,364	$60,362	2%
Retail banking	2,669	2,703	(1)
Total consumer banking	$64,033	$63,065	2
30+ day performing delinquency rate	5.12%	6.63%	(151	)bps
30+ day delinquency rate	5.65	7.34	(169)
Nonperforming loan rate	0.63	0.81	(18)
Nonperforming asset rate(2)	0.71	0.91	(20)
Allowance for credit losses	$2,154	$1,038	108%
Allowance coverage ratio	3.36%	1.65%	171	bps
Deposits	$217,607	$213,099	2%
__________

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

(2)
Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.

**	Not meaningful.

25	Capital One Financial Corporation (COF)

Key factors affecting the results of our Consumer Banking business for the first quarter of 2020 compared to the first quarter of 2019, and changes in financial condition and credit performance between March 31, 2020 and December 31, 2019 include the following:

•
Net Interest Income: Net interest income remained substantially flat at $1.7 billion in the first quarter of 2020 as growth in our auto loan portfolio and higher deposit volumes were largely offset by lower margins in our Retail Banking business.

•
Non-Interest Income: Non-interest income decreased by $34 million to $126 million in the first quarter of 2020 primarily driven by losses on our deferred compensation plan investments due to market volatility.

•
Provision for Credit Losses: Provision for credit losses increased by $625 million to $860 million in the first quarter of 2020 driven by expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic.

•	Non-Interest Expense: Non-interest expense remained substantially flat at $991 million in the first quarter of 2020.

•
Loans Held for Investment: Period-end loans held for investment increased by $968 million to $64.0 billion as of March 31, 2020 from December 31, 2019 and average loans held for investment increased by $4.6 billion to $63.7 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily due to growth in our auto loan portfolio.

•	Deposits: Period-end deposits increased by $4.5 billion to $217.6 billion as of March 31, 2020 from December 31, 2019 driven by growth as part of our national banking strategy.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 5 basis points to 1.54% in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by higher charge-offs in our auto loan portfolio.

The 30+ day delinquency rate decreased by 169 basis points to 5.65% as of March 31, 2020 from December 31, 2019 driven by seasonally lower auto delinquency inventories and the short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
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
Our Commercial Banking business generated net loss from continuing operations of $411 million in the first quarter of 2020, compared to net income of $146 million in the first quarter of 2019.

26	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2020	2019	Change
Selected income statement data:
Net interest income	$491	$489	—
Non-interest income	238	187	27%
Total net revenue(1)	729	676	8
Provision for credit losses(2)	856	69	**
Non-interest expense	412	417	(1)
Income (loss) from continuing operations before income taxes	(539)	190	**
Income tax provision (benefit)	(128)	44	**
Income (loss) from continuing operations, net of tax	$(411)	$146	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$31,081	$29,034	7
Commercial and industrial	45,361	42,132	8
Total commercial lending	76,442	71,166	7
Small-ticket commercial real estate	—	272	**
Total commercial banking	$76,442	$71,438	7
Average yield on loans held for investment(1)(3)	3.88%	4.62%	(74	)bps
Average deposits	$32,238	$30,816	5%
Average deposits interest rate	0.89%	1.11%	(22	)bps
Net charge-offs	$109	$14	**
Net charge-off rate	0.57%	0.08%	49	bps

(Dollars in millions, except as noted)	March 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$32,373	$30,245	7%
Commercial and industrial	48,787	44,263	10
Total commercial banking	$81,160	$74,508	9
Nonperforming loan rate	0.61%	0.60%	1	bps
Nonperforming asset rate(4)	0.61	0.60	1
Allowance for credit losses(2)	$1,573	$775	103%
Allowance coverage ratio	1.94%	1.04%	90	bps
Deposits	$32,822	$32,134	2%
Loans serviced for others	39,333	38,481	2
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $223 million and $130 million as of March 31, 2020 and December 31, 2019, respectively.

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

**	Not meaningful.

27	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for the first quarter of 2020 compared to the first quarter of 2019, and changes in financial condition and credit performance between March 31, 2020 and December 31, 2019 include the following:

•	Net Interest Income: Net interest income remained substantially flat at $491 million in the first quarter of 2020.

•	Non-Interest Income: Non-interest income increased by $51 million to $238 million in the first quarter of 2020 primarily driven by higher revenue from our capital markets and agency businesses.

•
Provision for Credit Losses: Provision for credit losses increased by $787 million to $856 million in the first quarter of 2020 driven by expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic and credit deterioration in our commercial energy loan portfolio.

•	Non-Interest Expense: Non-interest expense remained substantially flat at $412 million in the first quarter of 2020.

•
Loans Held for Investment: Period-end loans held for investment increased by $6.7 billion to $81.2 billion as of March 31, 2020 from December 31, 2019, and average loans held for investment increased by $5.0 billion to $76.4 billion in the first quarter of 2020 compared to the first quarter of 2019 driven mostly by client drawdowns from existing lines as a result of the COVID-19 pandemic.

•	Deposits: Period-end deposits increased by $688 million to $32.8 billion as of March 31, 2020 from December 31, 2019 primarily driven by new business growth.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 49 basis points to 0.57% in the first quarter of 2020 primarily driven by elevated charge-offs in our commercial energy loan portfolio.

The nonperforming loan rate remained substantially flat as of March 31, 2020.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment securities portfolio, asset/liability management and certain capital management activities. Other also includes:

•
unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges;

•	offsets related to certain line-item reclassifications;

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

•	foreign exchange-rate fluctuations on foreign currency-denominated balances.

28	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Change
Selected income statement data:
Net interest income	$175	$33	**
Non-interest loss	(51)	(5)	**
Total net revenue(1)	124	28	**
Provision for credit losses	5	—	**
Non-interest expense(2)	118	89	33%
Income (loss) from continuing operations before income taxes	1	(61)	**
Income tax benefit	(113)	(106)	7
Income from continuing operations, net of tax	$114	$45	153
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)	Includes net Cybersecurity Incident expenses of $4 million in the first quarter of 2020.

**	Not meaningful.
Income from continuing operations recorded in the Other category increased $69 million in the first quarter of 2020, primarily driven by the impact of risk management activities managed by our Corporate Treasury group as a result of decline in interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in this Report and in our 2019 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:

•	Loan loss reserves

•	Asset impairment

•	Fair value of financial instruments

•	Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

29	Capital One Financial Corporation (COF)

Loan Loss Reserves
In the first quarter of 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and updated our critical accounting policy and estimate for loan loss reserves. We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment as of each balance sheet date. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. For all such loans and unfunded lending commitments, our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one year period to historical losses. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $14.1 billion as of March 31, 2020 and $7.2 billion as of December 31, 2019.
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Establishing the allowance each quarter involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, credit bureau scores, current general economic conditions, our reasonable and supportable forecasts of future economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for credit losses. Key factors that have a significant impact on our allowance for credit losses include assumptions about employment levels, home prices and the valuation of commercial properties, automobiles and other collateral.
We have a governance framework intended to ensure that our estimate of the allowance for credit losses is appropriate. Our governance framework provides for oversight of methods, models, qualitative adjustments, process controls and results. At least quarterly, representatives from the Finance and Risk Management organizations review and assess our allowance methodologies, key assumptions and the appropriateness of the allowance for credit losses.
Groups independent of our estimation functions participate in the review and validation process. Tasks performed by these groups include periodic review of the rationale for and quantification of inputs requiring judgment as well as adjustments to results.
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for estimating credit losses. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
In addition to the allowance for credit losses, on a quarterly basis, we review and assess our estimate of expected losses related to unfunded lending commitments that are not unconditionally cancellable. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for credit losses for the Commercial Banking business. Changes to the reserve for losses on unfunded lending commitments are recorded through the provision for credit losses in the consolidated statements of income and to other liabilities on the consolidated balance sheets.
Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for credit losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance as well as economic forecasts that may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies” and changes in our allowance in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”
Finance Charge and Fee Reserve
Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loans held for investment and unbilled finance charges and fees are included in interest receivable. We continue to accrue finance charges and fees on credit card loans until the account is charged off. Billed finance charges and fees that are charged-off are reflected as a reduction to revenue.
Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve of $462 million to our allowance for credit losses, with a corresponding increase to credit card loans held for investment. We

30	Capital One Financial Corporation (COF)

review and assess the appropriateness of our finance charge and fee reserve on a quarterly basis. Our methodology for estimating the uncollectible portion of finance charges and fees is consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables.
Asset Impairment
In addition to our loan portfolio, we review other assets for impairment on a regular basis in accordance with applicable accounting guidance. This process requires significant management judgment and involves various estimates and assumptions.
Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of March 31, 2020, we had four reporting units which included Credit Card, Auto, Other Consumer Banking and Commercial Banking. We are also required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount.
As part of the annual goodwill impairment test, we routinely assess our market capitalization based on the average market price of our stock relative to the aggregate fair value of our reporting units and determine whether any excess fair value of our reporting units is attributable to a reasonable control premium compared to historical control premiums or could be an indicator that the carrying value of our reporting units exceeds their fair value. During the first quarter of 2020, our stock price, along with the stock prices of others in the financial services industry, declined significantly, coinciding with the impact of the COVID-19 pandemic. The significant decline in stock price resulted in a decline of our market capitalization and a significant increase in our indicated control premium compared to historic results. In addition to the decline in stock price, we also noted that the COVID-19 pandemic caused a disruption in the economy and there has been a sharp drop in interest rates after the Federal Reserve lowered its benchmark interest rate to near zero in March 2020.
In light of these macroeconomic factors, we considered whether the fair value of our reporting units may be below their carrying values and determined it was more likely than not that the fair value of our reporting units remained substantially in excess of their carrying values as of March 31, 2020. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, our market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
Additionally, in the first quarter of 2020, we adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, and updated our critical accounting policy for goodwill impairment. Historical guidance for goodwill impairment testing prescribed that the company must compare each reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting to determine the impairment. This ASU eliminates the second step. Under the new guidance, an impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
There have been no additional changes to our critical accounting policies and estimates described in our 2019 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

31	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2020

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Reference Rate Reform ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting. Issued March 2020
The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

This ASU is effective from March 12, 2020 through December 31, 2022 with early adoption as of January 1, 2020 permitted.

We are evaluating the expected impact of and our operational readiness for this ASU.

See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2020.

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
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rule to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. As such, we are no longer subject to the Basel III Advanced Approaches and certain associated capital requirements and have the option of excluding certain elements of AOCI from our regulatory capital. Effective in the first quarter of 2020, we excluded certain elements of AOCI from our regulatory capital as permitted by the Tailoring Rules.
In July 2019, the Federal Banking Agencies finalized certain changes in the Basel III Capital Rule for institutions not subject to the Basel III Advanced Approaches, including Capital One (“Capital Simplification Rule”). These changes, effective January 1, 2020, generally raise the threshold above which institutions subject to the Capital Simplification Rule must deduct certain assets from their common equity Tier 1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions. While the higher thresholds will not impact our current capital levels, in stress scenarios they may provide a benefit by enabling us to include more deferred tax assets in our common equity Tier 1 capital. The Tailoring Rules and Capital Simplification Rule have, taken together, decreased our capital requirements.
The Basel III Capital Rule requires banking institutions to maintain a capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% above the regulatory minimum ratios. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (“Stress Capital Buffer Final Rule”). This institution-specific stress capital buffer will replace

32	Capital One Financial Corporation (COF)

the existing 2.5% of the capital conservation buffer and will be effective on October 1, 2020. The Stress Capital Buffer Final Rule is designed to simplify the agency’s regulatory capital regime by integrating the supervisory stress tests with its non-stress capital rules. Pursuant to the Stress Capital Buffer Final Rule, a banking institution’s stress capital buffer will be recalibrated annually based on the banking institution’s annual Comprehensive Capital Analysis and Review (“CCAR”) supervisory stress test result and will equal, subject to a floor of 2.5%, the sum of (i) the difference between the banking institution’s starting common equity Tier 1 capital ratio and its lowest projected common equity Tier 1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the banking institution’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the banking institution’s projected common equity Tier 1 capital ratio reaches its minimum under the supervisory stress test.
In addition, Category III institutions, including the Company and the Banks, are subject to certain capital requirements formerly applicable only to Basel III Advanced Approaches banking organizations. Category III institutions are subject to a supplementary leverage ratio of 3.0% and their capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of March 31, 2020, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
The Market Risk Rule requires institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of March 31, 2020, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
In December 2018, the Federal Banking Agencies revised the Basel III Capital Rule to identify which credit loss allowances under the CECL standard are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2023 the day-one impact on regulatory capital that may result from the adoption of the CECL standard (“2018 CECL Transition Election”).
In March 2020, as part of the response to the COVID-19 pandemic, the Federal Banking Agencies announced an interim final rule (“2020 CECL IFR”) that provides banking organizations, as an alternative to the 2018 CECL Transition Election, an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”). The 2020 CECL IFR became effective as of March 31, 2020 although the comment period does not end until May 15, 2020.
Pursuant to the 2020 CECL IFR, banking organizations may elect to delay for two years the estimated impact of CECL on regulatory capital and then phase in the estimated cumulative impact of the initial two-year delay over the next three years. The estimated cumulative impact of CECL, which will be phased in during the three-year transition period, includes the after-tax impact of adopting the CECL standard and the estimated impact of CECL in the initial two years thereafter. The 2020 CECL IFR introduced a uniform “scaling factor” of 25% for estimating the impact of CECL during the initial two years. The 25% “scaling factor” is an approximation of the impact of differences in credit loss allowances reflected under the CECL standard versus the incurred loss methodology.
We reflected the 2020 CECL Transition Election in the applicable March 31, 2020 amounts presented in this Report. The formal election will be reflected in our first quarter 2020 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
As of March 31, 2020, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios is 7.0%, 8.5% and 10.5%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than zero percent) might restrict a banking organization’s ability to distribute capital and make discretionary bonus payments.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of March 31, 2020 and December 31, 2019, respectively.
For the description of the regulatory capital rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K and “MD&A—Supervision and Regulation” of this Report.

33	Capital One Financial Corporation (COF)

On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules, which no longer require Category III institutions to include in regulatory capital certain elements of AOCI, including unrealized gains and losses from available for sale securities. Inclusive of this transfer, the AOCI associated with our available for sale securities portfolio increased our common equity Tier 1 ratio by approximately 30 basis points as of December 31, 2019.
Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of March 31, 2020 and December 31, 2019.
Table 14: Capital Ratios Under Basel III(1)(2)

	March 31, 2020			December 31, 2019
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.0%	4.5%	N/A	12.2%	4.5%	N/A
Tier 1 capital(4)	13.7	6.0	6.0%	13.7	6.0	6.0%
Total capital(5)	16.1	8.0	10.0	16.1	8.0	10.0
Tier 1 leverage(6)	11.0	4.0	N/A	11.7	4.0	N/A
Supplementary leverage(7)	9.4	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	17.3	4.5	6.5	16.1	4.5	6.5
Tier 1 capital(4)	17.3	6.0	8.0	16.1	6.0	8.0
Total capital(5)	19.1	8.0	10.0	18.1	8.0	10.0
Tier 1 leverage(6)	14.2	4.0	5.0	14.8	4.0	5.0
Supplementary leverage(7)	11.6	3.0	N/A	12.1	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.0	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(4)	13.0	6.0	8.0	13.4	6.0	8.0
Total capital(5)	14.3	8.0	10.0	14.5	8.0	10.0
Tier 1 leverage(6)	8.8	4.0	5.0	9.2	4.0	5.0
Supplementary leverage(7)	7.9	3.0	N/A	8.2	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)
Ratios as of March 31, 2020 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2020 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of March 31, 2020 and December 31, 2019.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2020	December 31, 2019
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$51,018	$52,001
Adjustments:
AOCI, net of tax(1)	(170)	1,156
Goodwill, net of related deferred tax liabilities	(14,453)	(14,465)
Intangible assets, net of related deferred tax liabilities	(151)	(170)
Other(1)	—	(360)
Common equity Tier 1 capital	36,244	38,162
Tier 1 capital instruments	5,209	4,853
Tier 1 capital	41,453	43,015
Tier 2 capital instruments	3,454	3,377
Qualifying allowance for credit losses	3,868	3,956
Tier 2 capital	7,322	7,333
Total capital	$48,775	$50,348

Regulatory Capital Metrics
Risk-weighted assets	$302,871	$313,155
Adjusted average assets	377,360	368,511
Total leverage exposure	440,145	435,976
__________

(1)
In the first quarter of 2020, we elected to exclude from our regulatory capital ratios certain components of AOCI as permitted under the Tailoring Rules. As such, we revised our presentation herein to only include those components of AOCI that impact our regulatory capital ratios.

Capital Planning and Regulatory Stress Testing
On April 6, 2020, we submitted our capital plan to the Federal Reserve as part of the 2020 CCAR cycle. The stress testing results are expected to be released by the Federal Reserve before June 30, 2020. The 2020 CCAR cycle will reflect the process and timeline changes included in the Stress Capital Buffer Final Rule, see “MD&A—Supervision and Regulation” for more information.
On June 27, 2019, the Federal Reserve completed its 2019 CCAR and did not object to our proposed adjusted capital plan. As a result of this non-objection to our capital plan, the Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. On March 13, 2020, we suspended our 2019 Stock Repurchase Program in response to the COVID-19 pandemic. We expect to maintain the quarterly dividend on our common stock of $0.40 per share, subject to the approval of the Board of Directors. For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K.
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

35	Capital One Financial Corporation (COF)

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
On March 2, 2020, we redeemed all outstanding shares of our Fixed Rate 6.00% Non-Cumulative Perpetual Preferred Stock Series B. The redemption increased our net loss available to common shareholders by $22 million in the first quarter of 2020.
Dividend Policy and Stock Purchases
In the first quarter of 2020, we declared and paid common stock dividends of $187 million, or $0.40 per share, and preferred stock dividends of $55 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first quarter of 2020.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	Q1
					2020
Series B(1)	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	$15.00
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00
Series I	5.00% Non-Cumulative	September 11, 2019	5.00	Quarterly	12.50
Series J	4.80% Non-Cumulative	January 31, 2020	4.80	Quarterly	—
__________

(1)	On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of March 31, 2020, funds available for dividend payments from COBNA and CONA were $1.8 billion and $3.0 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2019 Stock Repurchase Program which was announced on June 27, 2019, our Board of Directors authorized the repurchase of up to $2.2 billion of shares of common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic.
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

36	Capital One Financial Corporation (COF)

repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2019 Form 10-K.

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

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2019 Form 10-K.

37	Capital One Financial Corporation (COF)

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “MD&A—Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 8—Derivative Instruments and Hedging Activities.”
Portfolio Composition of Loans Held for Investment
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2019 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section exclude loans held for sale, which totaled $1.1 billion and $400 million as of March 31, 2020 and December 31, 2019, respectively. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of March 31, 2020 and December 31, 2019.
Table 17: Portfolio Composition of Loans Held for Investment

	March 31, 2020		December 31, 2019
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$109,549	41.7%	$118,606	44.6%
International card businesses	8,248	3.1	9,630	3.6
Total credit card	117,797	44.8	128,236	48.2
Consumer Banking:
Auto	61,364	23.3	60,362	22.7
Retail banking	2,669	1.0	2,703	1.0
Total consumer banking	64,033	24.3	63,065	23.7
Commercial Banking:
Commercial and multifamily real estate	32,373	12.3	30,245	11.4
Commercial and industrial	48,787	18.6	44,263	16.7
Total commercial banking	81,160	30.9	74,508	28.1
Total loans held for investment	$262,990	100.0%	$265,809	100.0%

38	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of March 31, 2020 and December 31, 2019.
Table 18: Credit Card Portfolio by Geographic Region

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,567	9.8%	$12,538	9.8%
Texas	8,792	7.5	9,353	7.3
Florida	7,556	6.4	8,093	6.3
New York	7,282	6.2	7,941	6.2
Illinois	4,752	4.0	5,195	4.1
Pennsylvania	4,538	3.9	4,979	3.9
Ohio	3,989	3.4	4,388	3.4
New Jersey	3,592	3.0	3,915	3.1
Michigan	3,474	2.9	3,811	3.0
Other	54,007	45.9	58,393	45.4
Total domestic credit card	109,549	93.0	118,606	92.5
International card businesses:
Canada	5,405	4.6	6,493	5.1
United Kingdom	2,843	2.4	3,137	2.4
Total international card businesses	8,248	7.0	9,630	7.5
Total credit card	$117,797	100.0%	$128,236	100.0%

39	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of March 31, 2020 and December 31, 2019.
Table 19: Consumer Banking Portfolio by Geographic Region

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$7,783	12.2%	$7,675	12.2%
California	7,066	11.0	6,918	11.0
Florida	5,142	8.0	5,013	7.9
Georgia	2,791	4.4	2,757	4.4
Ohio	2,664	4.2	2,652	4.2
Pennsylvania	2,366	3.7	2,334	3.7
Illinois	2,239	3.5	2,239	3.6
North Carolina	2,107	3.3	2,060	3.3
Other	29,206	45.5	28,714	45.4
Total auto	61,364	95.8	60,362	95.7
Retail banking:
New York	798	1.3	793	1.3
Louisiana	684	1.1	708	1.1
Texas	581	0.9	595	1.0
New Jersey	191	0.3	194	0.3
Maryland	155	0.2	155	0.2
Virginia	120	0.2	125	0.2
Other	140	0.2	133	0.2
Total retail banking	2,669	4.2	2,703	4.3
Total consumer banking	$64,033	100.0%	$63,065	100.0%
We originate commercial loans in most regions of the United States. The table below presents the geographic profile of our commercial loan portfolio by segment as of March 31, 2020 and December 31, 2019.
Table 20: Commercial Banking Portfolio by Geographic Region

	March 31, 2020
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$18,516	57.2%	$9,026	18.5%	$27,542	33.9%
Mid-Atlantic	3,188	9.8	6,452	13.2	9,640	11.9
South	4,159	12.9	17,577	36.0	21,736	26.8
Other	6,510	20.1	15,732	32.3	22,242	27.4
Total	$32,373	100.0%	$48,787	100.0%	$81,160	100.0%

40	Capital One Financial Corporation (COF)

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,139	56.7%	$7,899	17.8%	$25,038	33.6%
Mid-Atlantic	3,024	10.0	5,927	13.4	8,951	12.0
South	4,087	13.5	16,403	37.1	20,490	27.5
Other	5,995	19.8	14,034	31.7	20,029	26.9
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________

(1)
Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.

Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2020 and December 31, 2019. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2020	December 31, 2019
Real estate	38%	39%
Finance	16	16
Healthcare	11	12
Business services	6	6
Oil and gas	4	5
Public administration	4	4
Educational services	4	4
Retail trade	4	4
Construction and land	3	2
Other	10	8
Total	100%	100%
Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Trends in delinquency rates are the key credit quality indicator for our credit card and retail banking loan portfolios as changes in delinquency rates can provide an early warning of changes in potential future credit losses. The key indicator we monitor when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they provide insight into borrower risk profiles, which give indications of potential future credit losses. The key credit quality indicator for our commercial loan portfolios is our internal risk ratings as we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming. In addition to these credit quality indicators, we also manage and monitor other credit quality metrics such as level of nonperforming loans and net charge-off rates.
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

41	Capital One Financial Corporation (COF)

Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2020 and December 31, 2019.
Table 22: Credit Score Distribution

(Percentage of portfolio)	March 31, 2020	December 31, 2019
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	65%	67%
660 or below	35	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	47%	48%
621 - 660	20	20
620 or below	33	32
Total	100%	100%
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

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 3—Loans” for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.” Amounts as of March 31, 2020, include the impacts of COVID-19 customer assistance programs where applicable.

42	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2020 and December 31, 2019.
Table 23: 30+ Day Delinquencies

	March 31, 2020				December 31, 2019
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$4,046	3.69%	$4,046	3.69%	$4,656	3.93%	$4,656	3.93%
International card businesses	302	3.66	318	3.86	335	3.47	353	3.66
Total credit card	4,348	3.69	4,364	3.70	4,991	3.89	5,009	3.91
Consumer Banking:
Auto	3,246	5.29	3,565	5.81	4,154	6.88	4,584	7.59
Retail banking	34	1.27	51	1.89	28	1.02	43	1.59
Total consumer banking	3,280	5.12	3,616	5.65	4,182	6.63	4,627	7.34
Commercial Banking:
Commercial and multifamily real estate	115	0.35	131	0.40	63	0.21	67	0.22
Commercial and industrial	27	0.06	210	0.43	101	0.23	244	0.55
Total commercial banking	142	0.18	341	0.42	164	0.22	311	0.42
Total	$7,770	2.95	$8,321	3.16	$9,337	3.51	$9,947	3.74
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of March 31, 2020 and December 31, 2019.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,654	1.39%	$4,444	1.67%
60 – 89 days	1,977	0.75	2,537	0.95
> 90 days	2,690	1.02	2,966	1.12
Total	$8,321	3.16%	$9,947	3.74%
Geographic region:
Domestic	$8,003	3.04%	$9,594	3.61%
International	318	0.12	353	0.13
Total	$8,321	3.16%	$9,947	3.74%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

43	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of March 31, 2020 and December 31, 2019. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,261	1.92%	$2,407	1.88%
Geographic region:
Domestic	$2,140	0.84%	$2,277	0.89%
International	121	1.47	130	1.34
Total	$2,261	0.86	$2,407	0.91
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2020 and December 31, 2019. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$24	0.29%	$25	0.26%
Total credit card	24	0.02	25	0.02
Consumer Banking:
Auto	381	0.62	487	0.81
Retail banking	24	0.88	23	0.87
Total consumer banking	405	0.63	510	0.81
Commercial Banking:
Commercial and multifamily real estate	71	0.22	38	0.12
Commercial and industrial	423	0.87	410	0.93
Total commercial banking	494	0.61	448	0.60
Total nonperforming loans held for investment(3)	$923	0.35	$983	0.37
Other nonperforming assets(4)	53	0.02	63	0.02
Total nonperforming assets	$976	0.37	$1,046	0.39
__________

(1)
We recognized interest income for loans classified as nonperforming of $2 million in both the first quarters of 2020 and 2019. Interest income foregone related to nonperforming loans was $24 million and $22 million in the first quarters of 2020 and 2019, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

44	Capital One Financial Corporation (COF)

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.60% and 0.67% as of March 31, 2020 and December 31, 2019, respectively.

(4)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses as incurred and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2020 and 2019.
Table 27: Net Charge-Offs

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,331	4.68%	$1,294	5.04%
International card businesses	105	4.65	70	3.20
Total credit card	1,436	4.68	1,364	4.90
Consumer Banking:
Auto	230	1.51	203	1.44
Retail banking	16	2.37	18	2.56
Total consumer banking	246	1.54	221	1.49
Commercial Banking:
Commercial and industrial	109	0.96	14	0.13
Total commercial banking	109	0.57	14	0.08
Total net charge-offs	$1,791	2.72	$1,599	2.64
Average loans held for investment	$262,889		$241,959
__________

(1)	Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
COVID-19 Customer Assistance Programs and Loan Modifications
In response to the COVID-19 pandemic, the Federal Banking Agencies supported banking organizations taking actions to support customers in a prudent, safe and sound manner, including through loan modifications. As part of our response to the COVID-19 pandemic, we are offering programs to accommodate customer hardship across our lines of business.

•	Credit Card
For domestic and international card customers, we are offering short-term payment deferrals and fee waivers. Card loans enrolled in short-term payment deferrals continue to accrue interest and their delinquency status as of the modification date will not change through the deferment period.
As of March 31, 2020, we had enrolled less than 1% of our customers representing approximately $800 million of loans outstanding in short-term payment deferrals. Nearly all of these customers were current at the enrollment date.

45	Capital One Financial Corporation (COF)

•	Consumer Banking
For auto customers, we are offering short-term payment extensions, fee waivers, and temporarily pausing involuntary repossessions. Auto loans enrolled in short-term payment extensions continue to accrue interest with deferred loan payments extending the contractual term of the loan by the number of months deferred. Delinquency performance is reported in accordance with the revised terms of the loan.
As of March 31, 2020, we had enrolled approximately 4% of our customers representing approximately $3 billion of loans in short-term payment extensions of 1-2 months, with 77% of these customers current at the enrollment date. Customers that were current at the enrollment date continued to be reported as current at March 31, 2020, as their revised loan terms did not require a payment during the extension period.  For customers that were more than 30 days delinquent at the enrollment date, their delinquency status was reduced commensurate with the term of the extension.

•	Commercial Banking
For our commercial banking customers, our offerings are more customized, but generally include short-term payment deferrals. Performing loans enrolled in short-term payment deferrals continue to accrue interest, and principal and interest are due at maturity. Loans remain in their delinquency status as of their modification date through the deferment period. Internal risk ratings are assigned based on relevant information about the ability of the borrower to repay their debt. As of March 31, 2020, we granted payment deferrals to clients representing approximately $130 million of loans outstanding.
Additional guidance issued by the Federal Banking Agencies and contained in the CARES Act provides banking organizations with TDR relief for modifications of current borrowers impacted by the COVID-19 pandemic. We assessed all loan modifications introduced to current borrowers in response to COVID-19 as of March 31, 2020, and followed guidance that such eligible loan modifications made on a temporary and good faith basis are not considered TDRs.
Subsequent to March 31, 2020, customer enrollment volumes have increased. For example, as of April 17th, domestic card short-term payment deferral enrollments covered about 1% of active accounts, representing 2% of loan balances, and about 9% of auto customers, representing 11% of loan balances have been granted short-term payment extensions.

46	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 28 presents our recorded investment of loans modified in TDRs as of March 31, 2020 and December 31, 2019, which excludes loan modifications that do not meet the definition of a TDR and PCD loans, which we track and report separately.
Table 28: Troubled Debt Restructurings

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$626	37.2%	$630	38.1%
International card businesses	197	11.7	201	12.2
Total credit card	823	48.9	831	50.3
Consumer banking:
Auto	403	23.9	346	20.9
Retail banking	24	1.4	24	1.5
Total consumer banking	427	25.3	370	22.4
Commercial banking	434	25.8	451	27.3
Total	$1,684	100.0%	$1,652	100.0%
Status of TDRs:
Performing	$1,424	84.6%	$1,347	81.5%
Nonperforming	260	15.4	305	18.5
Total	$1,684	100.0%	$1,652	100.0%
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

47	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Note 1—Summary of Significant Accounting Policies.”
Table 29 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2020 and 2019, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries. The cumulative effects from adoption of the CECL standard and the change to include our finance charge and fee reserve in the allowance for credit losses are included in Table 29 and 30 below.

48	Capital One Financial Corporation (COF)

Table 29: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(1)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(1,715)	(134)	(1,849)	(476)	(20)	(496)	(112)	(2,457)
Recoveries(2)	384	29	413	246	4	250	3	666
Net charge-offs	(1,331)	(105)	(1,436)	(230)	(16)	(246)	(109)	(1,791)
Provision for credit losses	3,464	238	3,702	827	33	860	805	5,367
Allowance build for credit losses	2,133	133	2,266	597	17	614	696	3,576
Other changes(3)	—	(18)	(18)	—	—	—	—	(18)
Balance as of March 31, 2020	9,806	540	10,346	2,058	96	2,154	1,573	14,073
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	51	51
Balance as of March 31, 2020	—	—	—	—	—	—	223	223
Combined allowance and reserve as of March 31, 2020	$9,806	$540	$10,346	$2,058	$96	$2,154	$1,796	$14,296

	Three Months Ended March 31, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(1,652)	(130)	(1,782)	(449)	(22)	(471)	(20)	(2,273)
Recoveries(2)	358	60	418	246	4	250	6	674
Net charge-offs	(1,294)	(70)	(1,364)	(203)	(18)	(221)	(14)	(1,599)
Provision for loan and lease losses	1,291	98	1,389	215	20	235	60	1,684
Allowance build (release) for loan and lease losses	(3)	28	25	12	2	14	46	85
Other changes(3)	—	8	8	—	—	—	—	8
Balance as of March 31, 2019	5,141	427	5,568	1,002	60	1,062	683	7,313
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	9	9
Balance as of March 31, 2019	—	—	—	—	4	4	127	131
Combined allowance and reserve as of March 31, 2019	$5,141	$427	$5,568	$1,002	$64	$1,066	$810	$7,444
__________

(1)
Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

(2)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.

(3)	Represents foreign currency translation adjustments.

49	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 30 presents the allowance coverage ratios as of March 31, 2020 and December 31, 2019.
Table 30: Allowance Coverage Ratios

	March 31, 2020			December 31, 2019
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Loan and Lease Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$10,346	$4,364	237.08%	$5,395	$5,009	107.70%
Consumer Banking	2,154	3,616	59.58	1,038	4,627	22.42
Commercial Banking	1,573	494	318.53	775	448	173.20
Total	$14,073	262,990	5.35	$7,208	265,809	2.71
__________

(1)
Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.

Our allowance for credit losses increased by $6.9 billion to $14.1 billion, and our allowance coverage ratio increased by 264 basis points to 5.35% as of March 31, 2020 from December 31, 2019, driven by the adoption of the CECL standard and the allowance build from expected economic worsening and significant uncertainty as a result of the COVID-19 pandemic and credit deterioration in our commercial energy loan portfolio.

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
Table 31 below presents the composition of our liquidity reserves as of March 31, 2020 and December 31, 2019.
Table 31: Liquidity Reserves

(Dollars in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$24,936	$13,407
Investment securities available for sale, at fair value	81,423	79,213
FHLB borrowing capacity secured by loans	11,461	10,835
Outstanding FHLB advances and letters of credit secured by loans	(6,210)	(7,210)
Investment securities encumbered for Public Funds and others	(5,704)	(5,688)
Total liquidity reserves	$105,906	$90,557
Our liquidity reserves increased by $15.3 billion to $105.9 billion as of March 31, 2020 from December 31, 2019 primarily driven by actions we took to increase our cash and cash equivalents balance in anticipation of the uncertain market conditions related to the COVID-19 pandemic. See “MD&A—Risk Management” in our 2019 Form 10-K for additional information on our management of liquidity risk.

50	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2020 was 145%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. Under the Tailoring Rules, we are subject to a reduced LCR requirement, which did not have a significant impact on our publicly disclosed LCR. See “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K and “MD&A—Supervision and Regulation” for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of March 31, 2020, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $18.9 billion, of which $12.7 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $285 million and $328 million as of March 31, 2020 and December 31, 2019, respectively, which was determined in part based on our outstanding advances. As of March 31, 2020, we pledged loans to secure a borrowing capacity of $4.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both March 31, 2020 and December 31, 2019.
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

51	Capital One Financial Corporation (COF)

Deposits
Table 32 provides a comparison of average balances, interest expense and average deposit interest rates for the three months ended March 31, 2020 and 2019.
Table 32: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2020			2019
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,363	$53	0.62%	$34,737	$71	0.83%
Saving deposits(2)	162,062	426	1.06	153,530	499	1.32
Time deposits less than $100,000	27,208	157	2.33	26,284	176	2.71
Total interest-bearing core deposits	223,633	636	1.14	214,551	746	1.41
Time deposits of $100,000 or more	17,482	95	2.20	13,021	71	2.22
Total interest-bearing deposits	$241,115	$731	1.21	$227,572	$817	1.44
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of March 31, 2020 and December 31, 2019, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”

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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $915 million to $6.4 billion as of March 31, 2020 from December 31, 2019 driven by maturities of our short-term FHLB advances exceeding issuances.
Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $899 million to $49.3 billion as of March 31, 2020 from December 31, 2019 driven by an increase in the fair value of derivatives associated with our long-term debt in fair value hedging relationships, partially offset by maturities exceeding issuances. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”

52	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2020 and 2019.
Table 33: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
Securitized debt obligations	$1,250	$1,500	$2,210	$589
Senior and subordinated notes	2,000	1,250	1,500	1,750
FHLB advances	—	—	—	250
Total	$3,250	$2,750	$3,710	$2,589

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2020 and December 31, 2019.
Table 34: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2020			December 31, 2019
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of April 29, 2020, Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) have us on a stable outlook, and Fitch Ratings (“Fitch”) affirmed our senior unsecured long-term debt credit ratings but revised our outlook from stable to negative.

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

53	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. At the current level of interest rates, our interest rate sensitive revenue is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increases in higher rate scenarios and decreases in lower interest rate scenarios.

54	Capital One Financial Corporation (COF)

Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of March 31, 2020 and December 31, 2019. In instances where a declining interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario.
Table 35: Interest Rate Sensitivity Analysis

	March 31, 2020	December 31, 2019
Estimated impact on projected baseline net interest income:
+200 basis points	3.6%	1.8%
+100 basis points	3.4	1.3
+50 basis points	2.1	1.1
–50 basis points	(1.3)	(0.5)
Estimated impact on economic value of equity:
+200 basis points	6.0	(3.6)
+100 basis points	6.8	0.5
+50 basis points	4.4	0.8
–50 basis points	(7.4)	(2.4)
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
For further information on our interest rate exposures, see “Note 8—Derivative Instruments and Hedging Activities.”
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 787 million GBP and 761 million GBP as of March 31, 2020 and December 31, 2019, respectively, and 5.9 billion CAD and 6.6 billion CAD as of March 31, 2020 and December 31, 2019, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR and 1.2 billion EUR as of March 31, 2020 and December 31, 2019, respectively.

55	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the net equity invested in our foreign operations related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both March 31, 2020 and December 31, 2019, and 1.3 billion CAD and 1.4 billion CAD as of March 31, 2020 and December 31, 2019, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ an historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Note 8—Derivative Instruments and Hedging Activities.”
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority, the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel banks to contribute LIBOR data beyond December 31, 2021. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”), a group of private market participants and ex-officio members representing banking and financial sector regulators. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. While the ARRC has recommended SOFR as the replacement rate for LIBOR, there is acknowledgment that the development of a credit-sensitive element could be a complement to SOFR. It is unclear as to the likelihood and timing, but such a development would have impacts to our transition efforts.
We have exposures to LIBOR, including loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. To facilitate an orderly transition from LIBOR, we have established a company-wide, cross-functional initiative to oversee and manage our transition away from LIBOR and other Interbank Offered Rates (“IBORs”) to alternative reference rates. We have made progress on our transition efforts as we:

•	implemented a robust governance framework and transition planning;

•	completed initial assessment of exposures in products, legal contracts, systems, models and processes;

•	included LIBOR transition language (“fallback language”) for new legal contracts/agreements; and

•	started issuing securities with SOFR-based features in 2020.
We also continue to focus our transition efforts on:

•	reviewing existing legal contracts/agreements and assessing fallback language impacts;

•	monitoring of our LIBOR exposure;

•	assessing internal operational readiness and risk management;

•	implementing necessary updates to our infrastructure including systems, models, valuation tools and processes;

•	engaging with our clients, industry working groups, and regulators; and

•	monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.

56	Capital One Financial Corporation (COF)

For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business” in our 2019 Form 10-K.

SUPERVISION AND REGULATION
COVID-19 Activities Update
In response to disruptions in economic conditions caused by COVID-19, federal and state governments and agencies and government‑sponsored enterprises have taken a variety of actions to support people and entities affected by the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020. The CARES Act, among other provisions, authorizes a number of lending programs to support the flow of credit to consumers and businesses. For example, the CARES Act established several programs with the Small Business Administration to provide loans to small businesses. The Federal Reserve has also taken extraordinary efforts in response to the pandemic, including, among other actions, the establishment of a Main Street Lending Program that is intended to support lending to eligible small and midsize businesses.
The Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) have also encouraged banking organizations to take certain additional actions to support the financial services needs of their customers in a prudent and safe and sound manner, including through loan modifications. Further, banking organizations have been provided with certain accounting, supervisory and regulatory relief during this period, including relief that is intended to allow banking organizations to enter into loan modifications without certain accounting and regulatory capital consequences. For example, the CARES Act gives banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of COVID-19 as being TDRs. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for additional information. The CARES Act also amended the Fair Credit Reporting Act to impose new, temporary reporting requirements on furnishers of information to consumer reporting agencies related to accounts of consumers in payment accommodation programs in light of the COVID-19 pandemic. For a discussion of the risks associated with the impact of the COVID-19 pandemic and related public health measures, see “Part II—Item 1A.— Risk Factors” under the heading “The COVID-19 pandemic has adversely impacted our business and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.”
CECL Update
We adopted the CECL standard effective as of January 1, 2020. In March 2020, as part of the response to the COVID-19 pandemic, the Federal Banking Agencies announced an interim final rule (“2020 CECL IFR”) that provides banking organizations, as an alternative to the 2018 CECL Transition Election, an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”). The 2020 CECL IFR became effective as of March 31, 2020 although the comment period does not end until May 15, 2020.
Pursuant to the 2020 CECL IFR, banking organizations may elect to delay for two years the estimated impact of CECL on regulatory capital and then phase in the estimated cumulative impact of the initial two-year delay over the next three years. The estimated cumulative impact of CECL, which will be phased in during the three-year transition period, includes the after-tax impact of adopting the CECL standard and the estimated impact of CECL in the initial two years thereafter. The 2020 CECL IFR introduced a uniform “scaling factor” of 25% for estimating the impact of CECL during the initial two years. The 25% “scaling factor” is an approximation of the impact of differences in credit loss allowances reflected under the CECL standard versus the incurred loss methodology.
We reflected the 2020 CECL Transition Election in the applicable March 31, 2020 amounts presented in this Report. The formal election will be reflected in our first quarter 2020 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
Stress Capital Buffer Update
In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (“Stress Capital Buffer Final Rule”). This institution-specific stress capital buffer will replace the existing 2.5% of the capital conservation buffer and will be effective on October 1, 2020. The Stress Capital Buffer Final Rule is designed to simplify the agency’s regulatory capital regime

57	Capital One Financial Corporation (COF)

by integrating the supervisory stress tests with its non-stress capital rules. Pursuant to the Stress Capital Buffer Final Rule, a banking institution’s stress capital buffer will be recalibrated annually based on the banking institution’s annual CCAR supervisory stress test result and will equal, subject to a floor of 2.5%, the sum of (i) the difference between the banking institution’s starting common equity Tier 1 capital ratio and its lowest projected common equity Tier 1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the banking institution’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the banking institution’s projected common equity Tier 1 capital ratio reaches its minimum under the supervisory stress test. A banking institution’s new “Standardized Approach capital conservation buffer” would include its stress capital buffer, any G-SIB surcharge (not applicable to us), and any applicable countercyclical capital buffer (currently set at zero). The consequences of breaching the stress capital buffer requirement would be consistent with the current capital conservation buffer framework and would result in increasingly strict limitations on capital distributions and discretionary bonus payments.
The Stress Capital Buffer Final Rule also makes certain modifications to the CCAR process and timeline. As in the current CCAR process, the Company must file its capital plan and stress testing results with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve will then conduct its supervisory stress test in the second quarter and determine the Company’s stress capital buffer by June 30 of that year. The Company will have two business days from its receipt of the stress capital buffer from the Federal Reserve to make any necessary adjustments to its planned capital distributions. The Federal Reserve will then finalize the stress capital buffer for the Company based on the adjusted planned capital distributions and confirm the Company’s planned capital distributions generally by August 31 of that year. The final stress capital buffer will be effective from the fourth quarter of the year the capital plan is submitted through the third quarter of the following year. In addition, under the Stress Capital Buffer Final Rule, a banking institution is no longer required to seek prior approval of the Federal Reserve to make capital distributions that exceed the amount included in its capital plan so long as the capital distributions would not cause the banking institution to breach its capital buffer requirements.
The Federal Reserve did not adopt the proposed stress leverage buffer requirement that was previously included in the stress capital buffer proposed rules.
In March 2020, the Federal Banking Agencies issued an interim final rule that revised the definition of eligible retained income in the capital rule to make any required reduction in capital distributions less sudden and severe and more gradual than would have occurred under the original definition of the term. This was done in response to COVID-19 and the desire to support banking organizations that choose to use their capital and liquidity buffers to lend and undertake other supportive actions of customers in a safe and sound manner.
United Kingdom
In relation to Payment Protection Insurance (“PPI”), in order to ensure complainants are treated fairly and that the increased volume of complaints received before the deadline are handled in a reasonable timeframe, the Financial Conduct Authority (“FCA”) continues to closely supervise all large lenders (including Capital One (Europe) plc (“COEP”)), including through periodic requests for information on how complaints are being handled and outstanding volumes. COEP expects to be handling the volume of PPI complaints it received before the deadline through the third quarter of 2020. Escalations to the Financial Ombudsman Service may then take place until the first quarter of 2021. During that time, the FCA will continue to closely supervise firms that handle PPI complaints and the supporting processes, people and systems.
We provided additional information on our Supervision and Regulation in our 2019 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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

58	Capital One Financial Corporation (COF)

Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•	the impact of the COVID-19 pandemic and related public health measures on our business, financial condition and results of operations;

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

•	our ability to manage effectively our capital and liquidity;

•	developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us, including those relating to U.K. PPI;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;

•	uncertainty regarding, and transition away from, the London Interbank Offered Rate;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

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

59	Capital One Financial Corporation (COF)

investigations, as discussed in “MD&A—Introduction—Cybersecurity Incident” and “Note 13—Commitments, Contingencies, Guarantees and Others”;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

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
We expect that the effects of the COVID-19 pandemic will heighten the risks associated with many of these factors.
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in this Report. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

60	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2020	December 31, 2019
Tangible Common Equity (Period-End):
Stockholders’ equity	$56,830	$58,011
Goodwill and intangible assets(1)	(14,888)	(14,932)
Noncumulative perpetual preferred stock	(5,209)	(4,853)
Tangible common equity	$36,733	$38,226
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$58,568	$58,148
Goodwill and intangible assets(1)	(14,930)	(14,967)
Noncumulative perpetual preferred stock	(5,382)	(5,506)
Tangible common equity	$38,256	$37,675
Tangible Assets (Period-End):
Total assets	$396,878	$390,365
Goodwill and intangible assets(1)	(14,888)	(14,932)
Tangible assets	$381,990	$375,433
Tangible Assets (Quarterly Average):
Total assets	$390,380	$383,162
Goodwill and intangible assets(1)	(14,930)	(14,967)
Tangible assets	$375,450	$368,195
Non-GAAP Ratio:
Tangible common equity(2)	9.6%	10.2%
__________

(1)	Includes impact of related deferred taxes.

(2)	Tangible common equity (“TCE”) ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

61	Capital One Financial Corporation (COF)

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
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”): This was signed into law on March 27, 2020, and among other provisions, authorizes a number of lending programs to support the flow of credit to consumers and businesses.
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
CECL: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. This guidance was effective for us on January 1, 2020.
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

62	Capital One Financial Corporation (COF)

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

63	Capital One Financial Corporation (COF)

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
Tailoring Rules: In October 2019, the Federal Banking Agencies released final rules that provide for tailored application of certain capital, liquidity and stress-testing requirements across different categories of banking institutions. As a bank holding company with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules.
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

64	Capital One Financial Corporation (COF)

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

65	Capital One Financial Corporation (COF)

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
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation

66	Capital One Financial Corporation (COF)

Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NYSE: New York Stock Exchange
OCC: Office of the Comptroller of the Currency
OTC: Over-the-counter
PCA: Prompt corrective action
PCD: Purchased credit-deteriorated
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America

67	Capital One Financial Corporation (COF)

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2020	2019
Interest income:
Loans, including loans held for sale	$6,542	$6,368
Investment securities	530	655
Other	37	69
Total interest income	7,109	7,092
Interest expense:
Deposits	731	817
Securitized debt obligations	99	143
Senior and subordinated notes	239	314
Other borrowings	15	27
Total interest expense	1,084	1,301
Net interest income	6,025	5,791
Provision for credit losses	5,423	1,693
Net interest income after provision for credit losses	602	4,098
Non-interest income:
Interchange fees, net	752	758
Service charges and other customer-related fees	327	353
Net securities gains	0	24
Other	145	157
Total non-interest income	1,224	1,292
Non-interest expense:
Salaries and associate benefits	1,627	1,573
Occupancy and equipment	517	493
Marketing	491	517
Professional services	287	291
Communications and data processing	302	303
Amortization of intangibles	22	30
Other	483	464
Total non-interest expense	3,729	3,671
Income (loss) from continuing operations before income taxes	(1,903)	1,719
Income tax provision (benefit)	(563)	309
Income (loss) from continuing operations, net of tax	(1,340)	1,410
Income from discontinued operations, net of tax	0	2
Net income (loss)	(1,340)	1,412
Dividends and undistributed earnings allocated to participating securities	(3)	(12)
Preferred stock dividends	(55)	(52)
Issuance cost for redeemed preferred stock	(22)	0
Net income (loss) available to common stockholders	$(1,420)	$1,348
Basic earnings per common share:
Net income (loss) from continuing operations	$(3.10)	$2.87
Net income (loss) per basic common share	$(3.10)	$2.87
Diluted earnings per common share:
Net income (loss) from continuing operations	$(3.10)	$2.86
Net income (loss) per diluted common share	$(3.10)	$2.86

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net income (loss)	$(1,340)	$1,412
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	1,224	292
Net unrealized gains on hedging relationships	1,374	277
Foreign currency translation adjustments	(67)	30
Net changes in securities held to maturity	0	6
Other	0	(2)
Other comprehensive income, net of tax	2,531	603
Comprehensive income	$1,191	$2,015

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,545	$4,129
Interest-bearing deposits and other short-term investments	20,391	9,278
Total cash and cash equivalents	24,936	13,407
Restricted cash for securitization investors	364	342
Securities available for sale (amortized cost of $78.6 billion and allowance for credit losses of $5 million as of March 31, 2020)	81,423	79,213
Loans held for investment:
Unsecuritized loans held for investment	231,318	231,992
Loans held in consolidated trusts	31,672	33,817
Total loans held for investment	262,990	265,809
Allowance for credit losses	(14,073)	(7,208)
Net loans held for investment	248,917	258,601
Loans held for sale ($1.1 billion and $251 million carried at fair value at March 31, 2020 and December 31, 2019, respectively)	1,056	400
Premises and equipment, net	4,336	4,378
Interest receivable	1,687	1,758
Goodwill	14,645	14,653
Other assets	19,514	17,613
Total assets	$396,878	$390,365

Liabilities:
Interest payable	$359	$439
Deposits:
Non-interest-bearing deposits	24,547	23,488
Interest-bearing deposits	245,142	239,209
Total deposits	269,689	262,697
Securitized debt obligations	17,141	17,808
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	399	314
Senior and subordinated notes	32,049	30,472
Other borrowings	6,092	7,103
Total other debt	38,540	37,889
Other liabilities	14,319	13,521
Total liabilities	340,048	332,354
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 5,350,000 and 4,975,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 676,170,565 and 672,969,391 shares issued as of March 31, 2020 and December 31, 2019, respectively; 455,310,083 and 456,562,399 shares outstanding as of March 31, 2020 and December 31, 2019, respectively)	7	7
Additional paid-in capital, net	33,450	32,980
Retained earnings	36,552	40,340
Accumulated other comprehensive income	3,679	1,156
Treasury stock, at cost (par value $.01 per share; 220,860,482 and 216,406,992 shares as of March 31, 2020 and December 31, 2019, respectively)	(16,858)	(16,472)
Total stockholders’ equity	56,830	58,011
Total liabilities and stockholders’ equity	$396,878	$390,365

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						(1,340)	2,531		1,191
Dividends—common stock(1)			23,213	0	2	(187)			(185)
Dividends—preferred stock						(55)			(55)
Purchases of treasury stock								(386)	(386)
Issuances of common stock and restricted stock, net of forfeitures			2,618,628	0	63				63
Exercises of stock options			559,333	0	20				20
Issuances of preferred stock	1,250,000	0			1,209				1,209
Redemptions of preferred stock	(875,000)	0			(853)	(22)			(875)
Compensation expense for restricted stock units and stock options					29				29
Balance as of March 31, 2020	5,350,000	$0	676,170,565	$7	$33,450	$36,552	$3,679	$(16,858)	$56,830

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						1,412	603		2,015
Dividends—common stock(1)			32,700	0	3	(194)			(191)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(65)	(65)
Issuances of common stock and restricted stock, net of forfeitures			2,641,635	0	52				52
Exercises of stock options			5,000	0	0				0
Compensation expense for restricted stock units and stock options					65				65
Balance as of March 31, 2019	4,475,000	$0	670,648,404	$7	$32,160	$37,030	$(660)	$(15,056)	$53,481
__________

(1)	We declared dividend per share on our common stock of $0.40 in both the first quarters of 2020 and 2019.

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Operating activities:
Income (loss) from continuing operations, net of tax	$(1,340)	$1,410
Income from discontinued operations, net of tax	0	2
Net income (loss)	(1,340)	1,412
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	5,423	1,693
Depreciation and amortization, net	893	704
Deferred tax provision (benefit)	(748)	61
Net securities gains	0	(24)
Gain on sales of loans	(4)	(6)
Stock-based compensation expense	24	72
Loans held for sale:
Originations and purchases	(2,258)	(1,877)
Proceeds from sales and paydowns	1,507	2,467
Changes in operating assets and liabilities:
Changes in interest receivable	71	(1)
Changes in other assets	1,325	899
Changes in interest payable	(80)	(76)
Changes in other liabilities	595	(443)
Net change from discontinued operations	1	0
Net cash from operating activities	5,409	4,881
Investing activities:
Securities available for sale:
Purchases	(3,927)	(2,879)
Proceeds from paydowns and maturities	3,822	1,526
Proceeds from sales	144	3,074
Securities held to maturity:
Purchases	0	(365)
Proceeds from paydowns and maturities	0	619
Loans:
Net changes in loans held for investment	686	2,969
Principal recoveries of loans previously charged off	666	674
Net purchases of premises and equipment	(154)	(183)
Net cash from other investing activities	(196)	(422)
Net cash from investing activities	1,041	5,013

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Financing activities:
Deposits and borrowings:
Changes in deposits	$6,702	$5,243
Issuance of securitized debt obligations	1,248	1,496
Maturities and paydowns of securitized debt obligations	(2,208)	(589)
Issuance of senior and subordinated notes and long-term FHLB advances	1,995	1,243
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(1,500)	(2,000)
Changes in other borrowings	(927)	(9,082)
Common stock:
Net proceeds from issuances	63	52
Dividends paid	(185)	(191)
Preferred stock:
Net proceeds from issuances	1,209	0
Dividends paid	(55)	(52)
Redemptions	(875)	0
Purchases of treasury stock	(386)	(65)
Proceeds from share-based payment activities	20	0
Net cash from financing activities	5,101	(3,945)
Changes in cash, cash equivalents and restricted cash for securitization investors	11,551	5,949
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,749	13,489
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$25,300	$19,438
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$(73)	$358
Interest paid	1,157	1,248
Income tax paid	64	70

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of March 31, 2020, our principal subsidiaries included:

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions, if any, into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 12—Business Segments and Revenue from Contracts with Customers.”
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”).
Income Taxes
Our effective tax rate in the first quarter of 2020 was computed utilizing the year-to-date method, which is permitted by the applicable accounting guidance when a reliable estimate of the annual effective tax rate cannot be made. The year-to-date method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We changed our methodology in the first quarter of 2020 due to our conclusion that we could not reliably estimate our annual effective tax rate for 2020 because of significant forecast variability caused by the COVID-19 pandemic and the relationship of our increasing tax credit investments in proportion to our pre-tax earnings. The continued use of the year-to-date method will be reevaluated for appropriateness in future periods.

74	Capital One Financial Corporation (COF)

Significant Accounting Policies Impacted by our Adoption of the CECL Standard
In the first quarter of 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL standard”) and updated the below significant accounting policies.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity. We did not have any securities that classified as held to maturity as of March 31, 2020. See “Note 2—Investment Securities” for additional information.
We report securities available for sale on our consolidated balance sheets at fair value. Unrealized gains or losses are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”) when the gains or losses do not result from the recognition or reversal of an allowance for credit losses or charge-off. The allowance for credit losses on our investment securities is recognized through our provision for credit losses and limited by the unrealized losses of a security measured as the difference between the security’s amortized cost and fair value. Securities in unrealized gain positions do not have an allowance for credit losses as the security could be sold at its fair value to prevent realization of any credit losses. Decreases in unrealized losses due to improvements in credit are also recognized within the allowance for credit losses through earnings, to the extent that the allowance for credit losses is not reduced below zero. The amortized cost of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest; amortization of premiums, discounts, and net deferred fees and costs; collection of cash; and charge-offs. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets.
Unamortized premiums, discounts and other basis adjustments for available for sale securities are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of investment securities available for sale on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first in first out method of identification, and are included in non-interest income in our consolidated statements of income. If we intend to sell an available for sale security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, any allowance for credit losses shall be reversed through our provision for credit losses and the difference between the amortized cost basis of the security and its fair value is recognized in our consolidated statements of income. We discuss the techniques we use in determining the fair value of our investment securities in “Note 11—Fair Value Measurement.”
Our investment portfolio also includes certain debt securities that, at the time of purchase, had experienced a more-than-insignificant deterioration in credit quality since origination. Such debt securities are accounted for in accordance with accounting guidance for purchased financial assets with credit deterioration and are herein referred to as “PCD securities.”
PCD securities require the recognition of an allowance for credit losses at the time of acquisition. The allowance for credit losses is not recognized in earnings. Instead, the purchase price and the initial allowance collectively represent the amortized cost basis of a PCD security. Any noncredit discount or premium at the date of acquisition is amortized into interest income over the remaining life of the security. Subsequent to the date of purchase, we re-measure the allowance for credit losses on the amortized cost basis using the same policies as for other debt securities available for sale and changes are recognized through our provision for credit losses. See further discussion below under the “Allowance for Credit Losses - Available for Sale Investment Securities” section of this Note.
Charge-Offs - Investment Securities
We charge off any portion of an investment security that we determine is uncollectible. The amortized cost basis, excluding accrued interest, is charged off through the allowance for credit losses. Accrued interest is charged off as a reduction to interest income. Recoveries of previously charged off principal amounts are recognized in our provision for credit losses when received.

75	Capital One Financial Corporation (COF)

Loans
Our loan portfolio consists of loans held for investment, including loans underlying our consolidated securitization trusts, and loans held for sale and is divided into three portfolio segments: credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate as well as commercial and industrial loans.
Loan Classification
Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans, which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether we elect the fair value option, whether the loans are originated or purchased and whether purchased loans are considered to have experienced a more-than-insignificant deterioration in credit quality since origination. The presentation within the consolidated statements of cash flows is based on management’s intent at acquisition or origination. Cash flows related to loans that are acquired or originated with the intent to hold for investment are included in cash flows from investing activities on our consolidated statements of cash flows. Cash flows related to loans that are acquired or originated with the intent to sell are included in cash flows from operating activities on our consolidated statements of cash flows.
Loans Held for Investment
Loans that we have the ability and intent to hold for the foreseeable future and loans associated with consolidated securitization transactions are classified as held for investment. Loans classified as held for investment, except for credit card loans, are reported at their amortized cost basis, excluding accrued interest. For these loans, we elect to present accrued interest within interest receivable in our consolidated balance sheets. For credit card loans, billed finance charges and fees are included in loans held for investment. Unbilled finance charges and fees on credit card loans are included in interest receivable.
Interest income is recognized on performing loans held for investment on an accrual basis. We defer loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the effective interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. The amortized cost of loans held for investment is subject to our allowance for credit losses methodology described below under the “Allowance for Credit Losses - Loans Held for Investment” section of this Note.
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
If a loan is transferred from held for investment to held for sale, then on the transfer date, any decline in fair value related to credit is recorded as a charge-off and any allowance for credit losses is reversed through our provision for credit losses. The loan is then reclassified to held for sale at its amortized cost at the date of the transfer. A valuation allowance is established, if needed, such that the loan held for sale is recorded at the lower of cost or fair value. Subsequent to transfer, we report write-downs or recoveries in fair value up to the carrying value at the date of transfer and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income. We calculate the gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold, net of the fair value of any residual interests retained.

76	Capital One Financial Corporation (COF)

Loans Acquired
All purchased loans, including loans transferred in a business combination, are initially recorded at fair value, which includes consideration of expected future losses, as of the date of the acquisition. To determine the fair value of loans at acquisition, we estimate discounted contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon historical payment trends, forecasted default rates and loss severities and other relevant factors. The difference between the fair value and the contractual cash flows is recorded as a loan premium or discount, which may relate to either credit or non-credit factors, at acquisition.
We account for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination. We also account for loans under this guidance when the loans were previously accounted for under the accounting guidance for purchased credit impaired loans and debt securities (“PCI”) prior to our adoption of ASC 326, Financial Instruments-Credit Losses, on January 1, 2020. We refer to these loans which are accounted for under accounting guidance for purchased financial assets with more-than-insignificant deterioration in credit quality since origination as purchased credit deteriorated loans (“PCD loans”).
We recognize an allowance for credit losses on purchased loans that have not experienced a more-than-insignificant deterioration in credit quality since origination at the time of purchase through earnings in a manner that is consistent with originated loans. The policies relating to the allowance for credit losses on loans is described below in the “Allowance for Credit Losses - Loans Held for Investment” section of this Note.
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. Our loan modifications typically include short-term payment deferrals, an extension of the loan term, a reduction in the interest rate, a reduction in the loan balance, or a combination of these concessions. A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). See “Note 3—Loans” for additional information on our loan modifications and restructurings, including those in response to the COVID-19 pandemic.
Delinquent and Nonperforming Loans
The entire balance of a loan is considered contractually delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Delinquency is reported on loans that are 30 or more days past due. Interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. For loan modifications, delinquency and nonaccrual status are reported in accordance with the revised terms of the loans. We generally place loans on nonaccrual status when we believe the collectability of interest and principal is not reasonably assured.
Nonperforming loans generally include loans that have been placed on nonaccrual status. We do not report loans classified as held for sale as nonperforming.
Our policies for classifying loans as nonperforming, by loan category, are as follows:
•Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming, as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged off.
•Consumer banking loans: We classify consumer banking loans as nonperforming when we determine that the collectability of all interest and principal on the loan is not reasonably assured, generally when the loan becomes 90 days past due.
•Commercial banking loans: We classify commercial banking loans as nonperforming as of the date we determine that the collectability of all interest and principal on the loan is not reasonably assured.

77	Capital One Financial Corporation (COF)

•Modified loans and troubled debt restructurings: Modified loans, including TDRs, that are current at the time of the restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming.
Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings. In addition, the amortization of deferred loan fees, costs, premiums and discounts is suspended. Interest and fee income are subsequently recognized only upon the receipt of cash payments. However, if there is doubt regarding the ultimate collectability of loan principal, cash received is generally applied against the principal balance of the loan. Nonaccrual loans are generally returned to accrual status when all principal and interest is current and repayment of the remaining contractual principal and interest is reasonably assured, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.
Charge-Offs - Loans
We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses based on the time frames presented below. Accrued interest on loans other than credit card loans determined to be uncollectible is reversed as a reduction of interest income when the loan is classified as nonperforming. For credit card loans, accrued interest is charged off simultaneously with the charge off of other components of amortized cost and as a reduction of interest income. When received, recoveries of previously charged off amounts are recorded as an increase to the allowance for credit losses (see the “Allowance for Credit Losses - Loans Held for Investment” section of this Note for information on how we account for expected recoveries). Costs to recover charged off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off time frames by loan type are presented below.
•Credit card loans: We generally charge off credit card loans in the period the account becomes 180 days past due. We charge off delinquent credit card loans for which revolving privileges have been revoked as part of loan workout when the account becomes 120 days past due. Credit card loans in bankruptcy are generally charged off by the end of the month following 30 days after the receipt of a complete bankruptcy notification from the bankruptcy court. Credit card loans of deceased account holders are generally charged off 5 days after receipt of notification.
•Consumer banking loans: We generally charge off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off period for auto loans is 120 days past due. Small business banking loans generally charge off at 120 days past due based on the date the amortized cost basis is deemed uncollectible. Auto loans that have not been previously charged off where the borrower has filed for bankruptcy and the loan has not been reaffirmed charge off in the period that the loan is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto loans that have not been previously charged off and have been discharged under Chapter 7 bankruptcy are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.
•Commercial banking loans: We charge off commercial loans in the period we determine that the amortized cost basis is uncollectible.
Allowance for Credit Losses
We maintain an allowance for credit losses (“allowance”) that represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment and investment securities classified as available for sale. We measure the allowance on a quarterly basis through consideration of past events, including historical experience, current conditions, and reasonable and supportable forecasts.
Allowance for Credit Losses - Loans Held for Investment
We measure current expected credit losses over the contractual terms of our loans. The contractual terms are adjusted for expected prepayments but are not extended for renewals or extensions, except when an extension or renewal arises from a borrower option that is not unconditionally cancellable or through a TDR that is reasonably expected to occur.

78	Capital One Financial Corporation (COF)

We aggregate loans sharing similar risk characteristics into pools for purposes of measuring expected credit losses. Pools are reassessed periodically to confirm that all loans within each pool continue to share similar risk characteristics. Expected credit losses for loans that do not share similar risk characteristics with other financial assets are measured individually.
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses. At times expected recoveries may result in a negative allowance. We limit the allowance to amounts previously charged off and expected to be charged off. Charge-offs of uncollectible amounts result in a reduction to the allowance and recoveries of previously charged off amounts result in an increase to the allowance.
When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. This may include internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. Significant judgment is applied to the development and duration of reasonable and supportable forecasts used in our estimation of lifetime losses. We estimate expected credit losses over the duration of those forecasts and then revert, on a rational and systematic basis, to historical losses at each relevant loss component of the estimate. Expected losses for contractual terms extending beyond the reasonable and supportable forecast and reversion periods are based on those historical losses.
Management will consider and may qualitatively adjust for conditions, changes, and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Management’s judgment may involve an assessment of current and forward-looking conditions including but not limited to changes in lending policies and procedures, nature and volume of the portfolio, external factors, and uncertainty as it relates to economic, model or forecast risks, where not already captured in the modeled results.
Expected credit losses for collateral-dependent loans are based on the fair value of the underlying collateral. When we intend to liquidate the collateral, the fair value of the collateral is adjusted for expected costs to sell. A loan is deemed to be a collateral-dependent loan when (i) we determine foreclosure or repossession of the underlying collateral is probable, or (ii) foreclosure or repossession is not probable, but the borrower is experiencing financial difficulty and we expect repayment to be provided substantially through the operation or sale of the collateral. The allowance for a collateral-dependent loan reflects the difference between the loan’s amortized cost basis and the fair value (less selling costs, where applicable) of the loan's underlying collateral.
Our credit card and consumer banking loan portfolios consist of smaller-balance, homogeneous loans. The consumer banking loan portfolio is divided into two primary portfolio segments: auto loans and retail banking loans. The credit card and consumer banking loan portfolios are further divided by our business units into groups based on common risk characteristics, such as origination year, contract type, interest rate, credit bureau score and geography. The commercial banking loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to reviews that result in internal risk ratings. In assessing the risk rating of a particular commercial banking loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience and industry-specific information that management believes is relevant in determining and measuring expected credit losses. Subjective assessment and interpretation are involved. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that commercial banking loan.
For consumer banking and commercial banking loans, the contractual period typically does not include renewals or extensions because the renewals and extensions are generally not at the borrower’s exclusive option to exercise. Management has determined that the undrawn credit exposure that is associated with our credit card loans is unconditionally cancellable. For this reason, expected credit losses are measured based on the drawn balance at each quarterly measurement date, but not on the undrawn exposure. Because credit card loans do not have a defined contractual life, management utilizes a payment allocation approach in order to estimate the contractual life of the drawn balance at the measurement date. The payment allocation method results in a defined period over which expected credit losses are developed for credit card loans.
With the exception of credit card loans, we have made a policy election to not measure an allowance on accrued interest for loans held for investment because we reverse uncollectible accrued interest in a timely manner. See the “Delinquent and Nonperforming Loans” and “Charge-Offs - Loans” sections of this Note for information on what we consider timely. For credit card loans, we do not make this election, as we reserve for uncollectible accrued interest relating to credit card loans in the allowance.
The allowance related to credit card and consumer banking loans assessed on a pooled basis is based on a modeled calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan

79	Capital One Financial Corporation (COF)

portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of historical losses in each pool based upon various statistical analyses, with adjustments for current conditions and reasonable and supportable forecasts of conditions, which includes expected economic conditions. Loss forecast models are utilized to estimate expected credit losses and consider several portfolio indicators including, but not limited to, expected economic conditions, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, credit bureau scores and general business trends. Management believes these factors are relevant in estimating expected credit losses and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance.
The allowance related to commercial banking loans assessed on a pooled basis is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. These are adjusted for current conditions, and reasonable and supportable forecasts of conditions likely to cause future losses which vary from historical levels. We apply internal risk ratings to commercial banking loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (“default rate”) and loss given default (“loss severity”). Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, industry-specific and geographic trends, portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.
The allowance related to smaller-balance homogeneous credit card and consumer banking loans whose terms have been modified in a TDR is calculated on a pool basis using historical loss experience, adjusted for current conditions and reasonable and supportable forecasts of conditions likely to cause future losses which vary from historical levels for the respective class of assets. The allowance related to consumer banking loans that are assessed at a loan-level is determined based on key considerations that include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral. The allowance related to commercial banking loans that are assessed at a loan-level is generally determined in accordance with our policy for estimating expected credit losses for collateral-dependent loans as described above.
Off-balance sheet credit exposures
In addition to the allowance, we also measure expected credit losses related to unfunded lending commitments that are not unconditionally cancellable in our Commercial Banking business. This reserve is measured using the same measurement objectives as the allowance for loans held for investment and is recorded within other liabilities on our consolidated balance sheets. These commitments are segregated by risk according to our internal risk rating scale, which we use to assess credit quality and derive an expected credit loss estimate. We assess these risk classifications, taking into consideration both quantitative and qualitative factors, including historical loss experience, adjusted for current conditions and reasonable and supportable forecasts of conditions likely to cause future losses which vary from historical levels, and utilization assumptions to estimate the reserve for unfunded lending commitments. Expected credit losses are not measured on unfunded lending commitments that are unconditionally cancellable, including all of our unfunded credit card and consumer banking lending commitments and certain of our unfunded commercial banking lending commitments.
Determining the appropriateness of the allowance and the reserve for unfunded lending commitments is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the reserve for unfunded lending commitments in future periods. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for additional information.
Allowance for Credit Losses - Available for Sale Investment Securities
When an investment security available for sale is impaired due to credit factors, we recognize a provision for credit losses on our consolidated statements of income and an allowance for credit losses on the consolidated balance sheet. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have an allowance for credit losses as the investment security could be sold at its fair value to prevent realization of credit losses. We exclude accrued interest from the fair value and amortized

80	Capital One Financial Corporation (COF)

cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.
For certain of our securities available for sale, we have determined that there is no risk of impairment due to credit factors. These investment securities include high quality debt instruments that are issued and guaranteed by the United States government and its agencies, or are issued through certain government-sponsored enterprises. Management performs periodic assessments to reevaluate this conclusion by considering any changes in historical losses, current conditions, and reasonable and supportable forecasts.
We evaluate impairment on a quarterly basis at the individual security level and determine whether any portion of the decline in fair value is due to a credit loss. We make this determination through the use of quantitative and qualitative analyses. Our qualitative analysis includes factors such as the extent to which fair value is less than amortized cost, any changes in the security’s credit rating, past defaults or delayed payments, and adverse conditions impacting the security or issuer. A credit loss exists to the extent that management does not expect to recover the amortized cost basis.
For investment securities which require further assessment, we perform a quantitative analysis using a discounted cash flow methodology and compare the present value of expected future cash flows from the security available for sale to the security’s amortized cost basis. Projected future cash flows reflect management’s best estimate and is based on our understanding of past events, current conditions, reasonable and supportable forecasts, and are discounted by the security’s effective interest rate adjusted for expected prepayments. The allowance for credit losses for investment securities reflects the difference by which the amortized cost basis exceeds the present value of future cash flows, and is limited to the amount by which the security’s amortized cost exceeds its fair value. See “Note 2—Investment Securities” for additional information.
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
Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loan receivables. Unbilled finance charges and fees on credit card loans are included in interest receivable on our consolidated balance sheets. Annual membership fees are classified as service charges and other customer-related fees on our consolidated statements of income and are deferred and amortized into income over 12 months on a straight-line basis. We continue to accrue finance charges and fees on credit card loans until the account is charged off.

81	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Three Months Ended March 31, 2020

Standard	Guidance	Adoption Timing and Financial Statement Impacts
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
Goodwill Impairment Test Simplification ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment Issued January 2017
Historical guidance for goodwill impairment testing prescribed that the company must compare each reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting and then records an impairment. This ASU eliminates the second step.
Under the new guidance, an impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
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

Amends the other-than-temporary impairment model for available for sale debt securities. The new guidance requires that credit losses be recorded through an allowance approach, rather than through permanent write-downs for credit losses and subsequent accretion of positive changes through interest income over time.

We adopted this guidance in the first quarter of 2020, using the modified retrospective method of adoption.

Upon adoption, we recorded an increase to our reserves for credit losses of $2.9 billion, an increase to our deferred tax assets of $694 million, and a decrease to our retained earnings of $2.2 billion.

Additionally, we made a prospective change to present our finance charge and fee reserve as a component of our allowance for credit losses instead of as an offset to our loans held for investment. This balance sheet reclassification increased our allowance for credit losses, with a corresponding increase to our loans held for investment by $462 million as of January 1, 2020.

82	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. Treasury securities, U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 97% and 96% of our total investment securities portfolio as of March 31, 2020 and December 31, 2019, respectively.
Effective January 1, 2020, we adopted the CECL standard. For purchased credit-deteriorated (“PCD”) securities, this resulted in an increase of their amortized cost basis and related allowance for credit losses. However, the allowance for credit losses for PCD securities is limited to the amount by which the amortized cost basis of the PCD security exceeds its fair value. This limitation resulted in an increase of $11 million to our retained earnings with a corresponding decrease in AOCI at adoption. We exclude accrued interest receivable from the amortized cost disclosed in this note. Our disclosures below reflect these adoption changes. Prior period presentation was not reclassified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2020 and December 31, 2019. Accrued interest receivable of $244 million as of March 31, 2020 is not included in the below table.
Table 2.1: Investment Securities Available for Sale

	March 31, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,333	$0	$27	$0	$4,360
RMBS:
Agency	62,126	0	2,434	(103)	64,457
Non-agency	1,195	(5)	113	(19)	1,284
Total RMBS	63,321	(5)	2,547	(122)	65,741
Agency CMBS	9,707	0	403	(26)	10,084
Other securities(1)	1,239	0	3	(4)	1,238
Total investment securities available for sale	$78,600	$(5)	$2,980	$(152)	$81,423

	December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,122	$6	$(4)	$4,124
RMBS:
Agency	62,003	1,120	(284)	62,839
Non-agency	1,235	266	(2)	1,499
Total RMBS	63,238	1,386	(286)	64,338
Agency CMBS	9,303	165	(42)	9,426
Other securities(1)	1,321	4	0	1,325
Total investment securities available for sale	$77,984	$1,561	$(332)	$79,213
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

83	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019. The amounts as of March 31, 2020 only include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$1,970	$(29)	$5,214	$(74)	$7,184	$(103)
Non-agency	211	(12)	0	0	211	(12)
Total RMBS	2,181	(41)	5,214	(74)	7,395	(115)
Agency CMBS	1,351	(14)	985	(12)	2,336	(26)
Other securities(1)	555	(4)	0	0	555	(4)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$4,087	$(59)	$6,199	$(86)	$10,286	$(145)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,647	$(4)	$0	$0	$2,647	$(4)
RMBS:
Agency	10,494	(92)	10,567	(192)	21,061	(284)
Non-agency	35	(1)	16	(1)	51	(2)
Total RMBS	10,529	(93)	10,583	(193)	21,112	(286)
Agency CMBS	2,580	(23)	1,563	(19)	4,143	(42)
Other securities(1)	126	0	106	0	232	0
Total investment securities available for sale in a gross unrealized loss position	$15,882	$(120)	$12,252	$(212)	$28,134	$(332)

__________

(1)	Includes primarily supranational bonds and foreign government bonds.

(2)	Consists of approximately 590 securities in gross unrealized loss positions as of March 31, 2020.

84	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of March 31, 2020. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2020
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$0	$1,549	$2,811	$0	$4,360
RMBS(1):
Agency	0	68	912	63,477	64,457
Non-agency	0	0	0	1,284	1,284
Total RMBS	0	68	912	64,761	65,741
Agency CMBS(1)	6	2,210	3,742	4,126	10,084
Other securities	499	457	282	0	1,238
Total securities available for sale	$505	$4,284	$7,747	$68,887	$81,423
Amortized cost of securities available for sale	$503	$4,263	$7,574	$66,260	$78,600
Weighted-average yield for securities available for sale	1.49%	2.10%	2.18%	2.82%	2.71%
__________

(1)	As of March 31, 2020, the weighted-average expected maturities of RMBS and Agency CMBS are 3.6 years and 5.3 years, respectively.
Net Securities Gains or Losses and Process from Sales
Total proceeds from sales of our securities were $144 million and $3.1 billion for the three months ended March 31, 2020 and 2019, respectively. We recognized gains of less than $1 million and $24 million from the sales for the three months ended March 31, 2020 and 2019, respectively.
Securities Pledged and Received
We pledged investment securities totaling $13.6 billion and $14.0 billion as of March 31, 2020 and December 31, 2019, respectively. These securities are primarily pledged to secure Federal Home Loan Banks (“FHLB”) advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both March 31, 2020 and December 31, 2019, related to our derivative transactions.

85	Capital One Financial Corporation (COF)

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
Effective January 1, 2020, we adopted the CECL standard. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information. Amounts as of March 31, 2020, include the impacts of COVID-19 customer assistance programs where applicable.
Accrued interest receivable of $1.4 billion as of March 31, 2020 is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2020 and December 31, 2019. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$105,503	$1,094	$812	$2,140	$4,046	$109,549
International card businesses	7,930	116	75	127	318	8,248
Total credit card	113,433	1,210	887	2,267	4,364	117,797
Consumer Banking:
Auto	57,799	2,275	1,000	290	3,565	61,364
Retail banking	2,618	29	8	14	51	2,669
Total consumer banking	60,417	2,304	1,008	304	3,616	64,033
Commercial Banking:
Commercial and multifamily real estate	32,242	53	62	16	131	32,373
Commercial and industrial	48,577	87	20	103	210	48,787
Total commercial banking	80,819	140	82	119	341	81,160
Total loans(1)	$254,669	$3,654	$1,977	$2,690	$8,321	$262,990
% of Total loans	96.8%	1.4%	0.8%	1.0%	3.2%	100.0%

86	Capital One Financial Corporation (COF)

	December 31, 2019
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$113,857	$1,341	$1,038	$2,277	$4,656	$93	$118,606
International card businesses	9,277	133	84	136	353	0	9,630
Total credit card	123,134	1,474	1,122	2,413	5,009	93	128,236
Consumer Banking:
Auto	55,778	2,828	1,361	395	4,584	0	60,362
Retail banking	2,658	24	8	11	43	2	2,703
Total consumer banking	58,436	2,852	1,369	406	4,627	2	63,065
Commercial Banking:
Commercial and multifamily real estate	30,157	43	20	4	67	21	30,245
Commercial and industrial	44,009	75	26	143	244	10	44,263
Total commercial banking	74,166	118	46	147	311	31	74,508
Total loans(1)	$255,736	$4,444	$2,537	$2,966	$9,947	$126	$265,809
% of Total loans	96.2%	1.6%	1.0%	1.1%	3.7%	0.1%	100.0%
__________

(1)	Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.1 billion as of both March 31, 2020 and December 31, 2019.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest and loans that are classified as nonperforming as of March 31, 2020 and December 31, 2019. We also present nonperforming loans without an allowance as of March 31, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2020			December 31, 2019
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$2,140	N/A	$0	$2,277	N/A
International card businesses	121	$24	0	130	$25
Total credit card	2,261	24	0	2,407	25
Consumer Banking:
Auto	0	381	0	0	487
Retail banking	0	24	2	0	23
Total consumer banking	0	405	2	0	510
Commercial Banking:
Commercial and multifamily real estate	0	71	48	0	38
Commercial and industrial	0	423	117	0	410
Total commercial banking	0	494	165	0	448
Total	$2,261	$923	$167	$2,407	$983
% of Total loans held for investment	0.9%	0.4%	0.1%	0.9%	0.4%
__________

(1)	We recognized interest income for loans classified as nonperforming of $2 million for the three months ended March 31, 2020.

87	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of March 31, 2020.
Table 3.3: Credit Card Delinquency Status

	March 31, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$104,892	$611	$105,503
30-59 days	1,060	34	1,094
60-89 days	787	25	812
Greater than 90 days	2,107	33	2,140
Total domestic credit card	108,846	703	109,549

International card businesses:
Current	7,865	65	7,930
30-59 days	104	12	116
60-89 days	63	12	75
Greater than 90 days	112	15	127
Total international card businesses	8,144	104	8,248
Total credit card	$116,990	$807	$117,797

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of March 31, 2020 and December 31, 2019. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

88	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	March 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total	December 31, 2019
Auto—At origination FICO scores:(1)
Greater than 660	$3,410	$10,995	$6,842	$4,538	$2,294	$769	$28,848	$0	$0	$28,848	$28,773
621-660	1,467	4,813	2,831	1,784	854	324	12,073	0	0	12,073	11,924
620 or below	2,649	8,118	4,581	2,955	1,493	647	20,443	0	0	20,443	19,665
Total auto	7,526	23,926	14,254	9,277	4,641	1,740	61,364	0	0	61,364	60,362

Retail banking—Delinquency status:
Current	68	232	252	257	211	655	1,675	935	8	2,618	2,658
30-59 days	0	4	0	1	1	2	8	21	0	29	24
60-89 days	0	0	0	2	0	1	3	5	0	8	8
Greater than 90 days	0	0	0	3	1	4	8	6	0	14	11
Total retail banking	68	236	252	263	213	662	1,694	967	8	2,669	2,701
Total consumer banking	$7,594	$24,162	$14,506	$9,540	$4,854	$2,402	$63,058	$967	$8	$64,033	$63,063
__________

(1)
Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

Commercial Banking
The key credit quality indicator for our commercial loan portfolios is our internal risk ratings. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:

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

We use our internal risk rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for credit losses for commercial loans. Generally, loans that are designated as criticized performing and criticized nonperforming are reviewed quarterly by management to determine if they are appropriately classified/rated and whether any impairment exists. Noncriticized loans are also generally reviewed, at least annually, to determine the appropriate risk rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.

89	Capital One Financial Corporation (COF)

The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of March 31, 2020 and December 31, 2019. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,846	$5,748	$4,096	$2,264	$2,344	$7,181	$23,479	$8,284	$0	$31,763
Criticized performing	0	55	9	91	161	223	539	0	0	539
Criticized nonperforming	0	0	1	9	1	60	71	0	0	71
Total commercial and multifamily real estate	1,846	5,803	4,106	2,364	2,506	7,464	24,089	8,284	0	32,373
Commercial and industrial
Noncriticized	2,712	11,031	5,085	3,290	2,098	4,149	28,365	17,504	82	45,951
Criticized performing	32	380	324	287	95	120	1,238	1,172	3	2,413
Criticized nonperforming	12	93	19	78	11	0	213	210	0	423
Total commercial and industrial	2,756	11,504	5,428	3,655	2,204	4,269	29,816	18,886	85	48,787
Total commercial banking	$4,602	$17,307	$9,534	$6,019	$4,710	$11,733	$53,905	$27,170	$85	$81,160

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Internal risk rating:(1)
Noncriticized	$29,625	97.9%	$42,223	95.4%	$71,848	96.5%
Criticized performing	561	1.9	1,620	3.7	2,181	2.9
Criticized nonperforming	38	0.1	410	0.9	448	0.6
PCI loans	21	0.1	10	0.0	31	0.0
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________

(1)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2020, we converted $160 million of revolving loans to term loans primarily in our domestic credit card loan portfolio.
Troubled Debt Restructurings
In response to the COVID-19 pandemic, the Federal Banking Agencies issued an interagency statement that provides banking organizations with additional guidance and relief on accounting for certain customer concessions related to COVID-19. Specifically, TDR accounting relief is available for short-term COVID-19-related modifications of loans that were not more than 30 days past due where concessions do not extend beyond six months. We assessed all loan modifications introduced to borrowers as of March 31, 2020 in response to COVID-19 and followed guidance that such eligible loan modifications made on a temporary and good faith basis in response to COVID-19 are not considered TDRs.

90	Capital One Financial Corporation (COF)

Total recorded TDRs were $1.7 billion as of both March 31, 2020 and December 31, 2019. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.1 billion as of March 31, 2020 and December 31, 2019, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $249 million and $224 million as of March 31, 2020 and December 31, 2019, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $337 million and $178 million as of March 31, 2020 and December 31, 2019, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three months ended March 31, 2020 and 2019.
Table 3.6: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended March 31, 2020
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$89	100%	16.45%	0%	0
International card businesses	51	100	27.32	0	0
Total credit card	140	100	20.41	0	0
Consumer Banking:
Auto	123	20	3.34	94	5
Retail banking	3	1	12.50	0	4
Total consumer banking	126	20	3.36	92	5
Commercial Banking:
Commercial and multifamily real estate	19	0	0.00	100	12
Commercial and industrial	7	0	0.00	0	0
Total commercial banking	26	0	0.00	73	12
Total	$292	56	17.87	46	6

91	Capital One Financial Corporation (COF)

	Total Loans Modified(1)	Three Months Ended March 31, 2019
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$98	100%	16.42%	0%	0
International card businesses	47	100	27.59	0	0
Total credit card	145	100	20.04	0	0
Consumer Banking:
Auto	72	37	3.83	91	7
Retail banking	1	15	13.01	85	6
Total consumer banking	73	37	3.88	91	7
Commercial Banking:
Commercial and multifamily real estate	34	100	0.00	0	0
Commercial and industrial	21	0	0.00	0	0
Total commercial lending	55	62	0.00	0	0
Small-ticket commercial real estate	0	0	0.00	0	0
Total commercial banking	55	61	0.00	0	0
Total	$273	75	14.64	24	7
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

92	Capital One Financial Corporation (COF)

Table 3.7: TDRs—Subsequent Defaults

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	10,886	$22	14,027	$29
International card businesses	17,857	26	16,706	28
Total credit card	28,743	48	30,733	57
Consumer Banking:
Auto	1,275	16	1,105	13
Retail banking	1	0	8	0
Total consumer banking	1,276	16	1,113	13
Commercial Banking:
Commercial and industrial	6	28	0	0
Total commercial banking	6	28	0	0
Total	30,025	$92	31,846	$70

Loans Pledged
We pledged loan collateral of $15.5 billion and $14.6 billion to secure the majority of our FHLB borrowing capacity of $18.9 billion and $18.7 billion as of March 31, 2020 and December 31, 2019, respectively. We also pledged loan collateral of $6.2 billion and $6.7 billion to secure our Federal Reserve Discount Window borrowing capacity of $4.9 billion and $5.3 billion as of March 31, 2020 and December 31, 2019, respectively. In addition to loans pledged, we securitized a portion of our credit card and auto loans. See “Note 5—Variable Interest Entities and Securitizations” for additional information.

93	Capital One Financial Corporation (COF)

NOTE 4—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Effective January 1, 2020, we adopted the CECL standard. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information.
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. This may include internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. Management will consider and may qualitatively adjust for conditions, changes, and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Significant judgment is applied in our estimation of lifetime credit losses.
We have unfunded lending commitments in our Commercial Banking business that are not unconditionally cancellable by us, for which we estimate expected credit losses in establishing a reserve. This reserve is measured using the same measurement objectives as the allowance for loans held for investment. We build or release the reserve for unfunded lending commitments through the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2020 and 2019. The allowance balance as of March 31, 2020 reflects the cumulative effects from adoption of the CECL standard and the change to include finance charge and fee reserve in the allowance for credit losses. The reserve for unfunded lending commitments balance as of March 31, 2020 also reflects the cumulative effects from adoption of the CECL standard, including the component of loss sharing agreements with the GSEs on multifamily commercial real estate loans that are within the scope of the CECL standard.
When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. Management will consider and may make adjustments for qualitative factors, which represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Our allowance for credit losses increased by $6.9 billion to $14.1 billion as of March 31, 2020 from December 31, 2019, driven by adoption of the CECL standard and the allowance build due to the COVID-19 pandemic. Our allowance build reflects our expectation of economic worsening, including an increase in unemployment, and significant uncertainty in financial markets.

94	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(1)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(1,849)	(496)	(112)	(2,457)
Recoveries(2)	413	250	3	666
Net charge-offs	(1,436)	(246)	(109)	(1,791)
Provision for credit losses	3,702	860	805	5,367
Allowance build for credit losses	2,266	614	696	3,576
Other changes(3)	(18)	0	0	(18)
Balance as of March 31, 2020	10,346	2,154	1,573	14,073
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision for losses on unfunded lending commitments	0	0	51	51
Balance as of March 31, 2020	0	0	223	223
Combined allowance and reserve as of March 31, 2020	$10,346	$2,154	$1,796	$14,296

	Three Months Ended March 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(1,782)	(471)	(20)	(2,273)
Recoveries(2)	418	250	6	674
Net charge-offs	(1,364)	(221)	(14)	(1,599)
Provision for loan and lease losses	1,389	235	60	1,684
Allowance build for loan and lease losses	25	14	46	85
Other changes(3)	8	0	0	8
Balance as of March 31, 2019	5,568	1,062	683	7,313
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	0	9	9
Balance as of March 31, 2019	0	4	127	131
Combined allowance and reserve as of March 31, 2019	$5,568	$1,066	$810	$7,444
_________

(1)
Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

(2)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.

(3)	Represents foreign currency translation adjustments.

95	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions to net charge-offs and provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2019 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2020 and 2019.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Estimated reimbursements from partners, beginning of period(1)	$2,166	$379
Amounts due from partners which reduced net charge-offs	(302)	(108)
Amounts estimated to be charged to partners which reduced provision for credit losses	789	171
Estimated reimbursements from partners, end of period	$2,653	$442

__________

(1)	Includes effects from adoption of the CECL standard in the first quarter of 2020.

96	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, loan receivables and the related allowance for credit losses, which we report on our consolidated balance sheets under restricted cash for securitization investors, loans held in consolidated trusts and allowance for credit losses, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs typically do not have recourse to our general credit. Liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations on our consolidated balance sheets. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2020 and December 31, 2019. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$27,271	$14,180	$0	$0	$0
Auto loan securitizations	3,351	2,969	0	0	0
Home loan securitizations	0	0	59	0	330
Total securitization-related VIEs	30,622	17,149	59	0	330
Other VIEs:(2)
Affordable housing entities	246	18	4,594	1,275	4,594
Entities that provide capital to low-income and rural communities	1,967	69	0	0	0
Other	0	0	486	0	486
Total other VIEs	2,213	87	5,080	1,275	5,080
Total VIEs	$32,835	$17,236	$5,139	$1,275	$5,410

97	Capital One Financial Corporation (COF)

	December 31, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,112	$16,113	$0	$0	$0
Auto loan securitizations	2,282	2,012	0	0	0
Home loan securitizations	0	0	66	0	352
Total securitization-related VIEs	33,394	18,125	66	0	352
Other VIEs:(2)
Affordable housing entities	236	7	4,559	1,289	4,559
Entities that provide capital to low-income and rural communities	1,889	69	0	0	0
Other	0	0	502	0	502
Total other VIEs	2,125	76	5,061	1,289	5,061
Total VIEs	$35,519	$18,201	$5,127	$1,289	$5,413
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $701 million of liabilities as of March 31, 2020, and $2.3 billion of assets and $741 million of liabilities as of December 31, 2019.

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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to securitization trusts of government-sponsored enterprises (“GSEs”). We retain the related MSRs and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold RMBS and CMBS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of MSRs and contractual obligations under loss sharing arrangements as well as investment securities on our consolidated balance sheets. See “Note 6—Goodwill and Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

98	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2020 and December 31, 2019.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
March 31, 2020:
Securities held by third-party investors	$14,175	$2,966	$913
Receivables in the trust	28,451	3,221	927
Cash balance of spread or reserve accounts	0	10	15
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
December 31, 2019:
Securities held by third-party investors	$15,798	$2,010	$962
Receivables in the trust	31,625	2,192	978
Cash balance of spread or reserve accounts	0	7	17
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No

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

99	Capital One Financial Corporation (COF)

financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2020 and 2019, we recognized amortization of $139 million and $143 million, respectively, and tax credits of $155 million and $171 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.4 billion as of both March 31, 2020 and December 31, 2019. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.4 billion and $1.5 billion as of March 31, 2020 and December 31, 2019, respectively, and is largely expected to be paid from 2020 to 2022.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.6 billion as of both March 31, 2020 and December 31, 2019. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.8 billion and $10.9 billion as of March 31, 2020 and December 31, 2019, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.0 billion and $1.9 billion as of March 31, 2020 and December 31, 2019, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $486 million and $502 million as of March 31, 2020 and December 31, 2019, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

100	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of March 31, 2020 and December 31, 2019. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,645	N/A	$14,645
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	1,932	$(1,878)	54
Other(1)	249	(147)	102
Total intangible assets	2,181	(2,025)	156
Total goodwill and intangible assets	$16,826	$(2,025)	$14,801
Commercial MSRs(2)	$579	$(271)	$308

	December 31, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,653	N/A	$14,653
Intangible assets:
PCCR intangibles	1,932	$(1,864)	68
Other(1)	246	(140)	106
Total intangible assets	2,178	(2,004)	174
Total goodwill and intangible assets	$16,831	$(2,004)	$14,827
Commercial MSRs(2)	$555	$(255)	$300
__________

(1)	Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $22 million and $30 million for the three months ended March 31, 2020 and 2019, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of March 31, 2020 and December 31, 2019.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
Other adjustments(1)	(8)	0	0	(8)
Balance as of March 31, 2020	$5,080	$4,645	$4,920	$14,645
__________

(1)	Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

101	Capital One Financial Corporation (COF)

NOTE 7—DEPOSITS AND BORROWINGS
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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase, and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2020 and December 31, 2019. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2020	December 31, 2019
Deposits:
Non-interest-bearing deposits	$24,547	$23,488
Interest-bearing deposits(1)	245,142	239,209
Total deposits	$269,689	$262,697
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$399	$314
FHLB advances	6,000	7,000
Total short-term borrowings	$6,399	$7,314

	March 31, 2020				December 31, 2019
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted- Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2020-2026	1.05% - 3.01%	2.00%	$17,141	$17,808
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2020-2029	0.80 - 4.75	3.04	24,610	23,302
Floating unsecured senior debt	2020-2023	1.95 - 2.92	2.42	2,696	2,695
Total unsecured senior debt			2.98	27,306	25,997
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,743	4,475
Total senior and subordinated notes				32,049	30,472
Other long-term borrowings:
Finance lease liabilities	2020-2031	1.63 - 9.91	3.64	92	103
Total other long-term borrowings				92	103
Total long-term debt				$49,282	$48,383
Total short-term borrowings and long-term debt				$55,681	$55,697
__________

(1)	Includes $6.3 billion and $6.5 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $1.4 billion of EUR-denominated unsecured notes as of both March 31, 2020 and December 31, 2019.

102	Capital One Financial Corporation (COF)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
We also offer interest rate, commodity, foreign currency derivatives and other contracts as accommodation to our customers within our Commercial Banking business. We enter into these derivatives with our customers primarily to help them manage their interest rate risks, hedge their energy and other commodities exposures, and manage foreign currency fluctuations. We then enter into derivative contracts with counterparties to economically hedge substantially all of our subsequent exposures.
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

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in over-the-counter (“OTC”) markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both centrally cleared and uncleared bilateral contracts. In our centrally cleared contracts, our counterparties are central counterparty clearinghouses (“CCPs”), such as the Chicago Mercantile Exchange (“CME”) and the LCH Group (“LCH”). In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting arrangements, where possible, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. The amount of collateral exchanged is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. See Table 8.3 for our net exposure associated with derivatives.
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

104	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2020 and December 31, 2019, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2020			December 31, 2019
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$56,324	$9	$61	$57,587	$11	$55
Cash flow hedges	106,000	1,004	27	96,900	321	29
Total interest rate contracts	162,324	1,013	88	154,487	332	84
Foreign exchange contracts:
Fair value hedges	1,379	3	11	1,402	0	6
Cash flow hedges	5,193	287	4	6,103	0	113
Net investment hedges	2,506	89	0	2,829	0	102
Total foreign exchange contracts	9,078	379	15	10,334	0	221
Total derivatives designated as accounting hedges	171,402	1,392	103	164,821	332	305
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	67,383	1,650	293	62,268	552	117
Commodity contracts	19,223	3,403	3,355	15,492	758	694
Foreign exchange and other contracts	3,988	76	70	4,674	39	42
Total customer accommodation	90,594	5,129	3,718	82,434	1,349	853
Other interest rate exposures(2)	7,478	91	52	6,729	48	30
Other contracts	1,545	5	11	1,562	0	9
Total derivatives not designated as accounting hedges	99,617	5,225	3,781	90,725	1,397	892
Total derivatives	$271,019	$6,617	$3,884	$255,546	$1,729	$1,197
Less: netting adjustment(3)		(3,567)	(1,127)		(633)	(523)
Total derivative assets/liabilities		$3,050	$2,757		$1,096	$674
__________

(1)
Does not reflect $19 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2020 and December 31, 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

(2)	Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

(3)	Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

105	Capital One Financial Corporation (COF)

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2020 and December 31, 2019.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2020			December 31, 2019
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$6,722	$638	$118	$10,825	$300	$52
Interest-bearing deposits	(14,399)	(296)	0	(14,310)	(12)	0
Securitized debt obligations	(10,010)	(248)	51	(9,403)	44	64
Senior and subordinated notes	(29,353)	(1,549)	304	(27,777)	(458)	324
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $1.9 billion and $5.9 billion, the amount of the designated hedged items was $1.3 billion and $3.1 billion, and the cumulative basis adjustment associated with these hedges was $95 million and $75 million as of March 31, 2020 and December 31, 2019, respectively.

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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2020 and December 31, 2019. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

106	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2020
Derivative assets(1)	$6,617	$(1,021)	$(2,546)	$3,050	$0	$3,050
As of December 31, 2019
Derivative assets(1)	1,729	(347)	(286)	1,096	0	1,096

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2020
Derivative liabilities(1)	$3,884	$(1,021)	$(106)	$2,757	$0	$2,757
Repurchase agreements(2)	399	0	0	399	(399)	0
As of December 31, 2019
Derivative liabilities(1)	1,197	(347)	(176)	674	0	674
Repurchase agreements(2)	314	0	0	314	(314)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $2.7 billion and $347 million as of March 31, 2020 and December 31, 2019, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both March 31, 2020 and December 31, 2019, which we have the ability to re-pledge. We posted $1.2 billion and $954 million of cash collateral as of March 31, 2020 and December 31, 2019, respectively.

(2)
Represents customer repurchase agreements that mature the next business day. As of March 31, 2020 and December 31, 2019, we pledged collateral with a fair value of $407 million and $320 million, respectively, under these customer repurchase agreements, which were primarily agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2020 and 2019.

107	Capital One Financial Corporation (COF)

Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$530	$6,542	$37	$(731)	$(99)	$(239)	$145
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(11)	$0	$0	$(2)	$12	$39	$0
Gains (losses) recognized on derivatives	(338)	0	0	287	282	1,068	(23)
Gains (losses) recognized on hedged items(1)	338	0	0	(286)	(292)	(1,091)	23
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(11)	$0	$0	$(1)	$2	$15	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$2	$24	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	7	0	0	0	0
Net income recognized on cash flow hedges	$2	$24	$7	$0	$0	$0	$0

108	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2019
	Net Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes
Total amounts presented in our consolidated statements of income	$655	$6,368	$69	$(817)	$(143)	$(314)
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	2	0	0	(36)	(6)	(11)
Gains (losses) recognized on derivatives	(111)	0	0	95	33	281
Gains (losses) recognized on hedged items(1)	110	0	0	(92)	(57)	(320)
Net income (expense) recognized on fair value hedges	1	0	0	(33)	(30)	(50)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	(4)	(56)	0	0	0	0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	12	0	0	0
Net income (expense) recognized on cash flow hedges	$(4)	$(56)	$12	$0	$0	$0
__________

(1)	Includes amortization expense of $36 million and $61 million for the three months ended March 31, 2020 and 2019, respectively, related to basis adjustments on discontinued hedges.

(2)
Changes in fair values of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial value of the excluded component is recognized in earnings over the life of the swap under the amortization approach.

(3)	See “Note 9—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.

(4)
We recognized a gain of $392 million and loss of $172 million for the three months ended March 31, 2020 and 2019, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.

In the next 12 months, we expect to reclassify to earnings net after-tax losses of $556 million recorded in AOCI as of March 31, 2020. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 7 years as of March 31, 2020. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2020 and 2019. These gains or losses are recognized in other non-interest income in our consolidated statements of income.

109	Capital One Financial Corporation (COF)

Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$13	$6
Commodity contracts	17	2
Foreign exchange and other contracts	3	3
Total customer accommodation	33	11
Other interest rate exposures	18	0
Other contracts	(1)	(2)
Total	$50	$9

110	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of March 31, 2020 and December 31, 2019.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2020	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2020	December 31, 2019
Series B(2)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	0	$0	$853
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Series I	5.00% Non-Cumulative	September 11, 2019	December 1, 2024	5.00	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.80% Non-Cumulative	January 31, 2020	June 1, 2025	4.80	Quarterly	1,000	1,250,000	1,209	0
Total								$5,209	$4,853
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

(2)	On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the three months ended March 31, 2020 and 2019.
Table 9.2: Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income (loss) before reclassifications	1,224	1,695	(67)	0	2,852
Amounts reclassified from AOCI into earnings	0	(321)	0	0	(321)
Other comprehensive income (loss), net of tax	1,224	1,374	(67)	0	2,531
AOCI as of March 31, 2020	$2,151	$1,728	$(174)	$(26)	$3,679

111	Capital One Financial Corporation (COF)

(Dollars in millions)	Securities Available for Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Securities Held to Maturity	Other	Total
AOCI as of December 31, 2018	$(439)	$(418)	$(177)	$(190)	$(39)	$(1,263)
Other comprehensive income (loss) before reclassifications	310	111	30	0	(1)	450
Amounts reclassified from AOCI into earnings	(18)	166	0	6	(1)	153
Other comprehensive income (loss), net of tax	292	277	30	6	(2)	603
AOCI as of March 31, 2019	$(147)	$(141)	$(147)	$(184)	$(41)	$(660)
_________

(1)	Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.

(2)
Includes other comprehensive gain of $142 million and loss of $34 million for the three months ended March 31, 2020 and 2019, respectively, from hedging instruments designated as net investment hedges.

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2020 and 2019.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2020	2019
Securities available for sale:
	Non-interest income	$0	$24
	Income tax provision (benefit)	0	6
	Net income (loss)	0	18
Hedging relationships:
Interest rate contracts:	Interest income	26	(60)
Foreign exchange contracts:	Interest income	7	12
	Interest expense	(1)	0
	Non-interest income	392	(172)
	Income (loss) from continuing operations before income taxes	424	(220)
	Income tax provision (benefit)	103	(54)
	Net income (loss)	321	(166)
Securities held to maturity:(1)
	Interest income	0	(8)
	Income tax provision (benefit)	0	(2)
	Net income (loss)	0	(6)
Other:
	Non-interest income and non-interest expense	0	1
	Income tax provision (benefit)	0	0
	Net income (loss)	0	1
Total reclassifications		$321	$(153)
__________

(1)	On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale.

112	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2020 and 2019.
Table 9.4: Other Comprehensive Income

	Three Months Ended March 31,
	2020			2019
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$1,610	$386	$1,224	$384	$92	$292
Net unrealized gains on hedging relationships	1,808	434	1,374	365	88	277
Foreign currency translation adjustments(1)	(21)	46	(67)	19	(11)	30
Net changes in securities held to maturity	0	0	0	7	1	6
Other	0	0	0	(2)	0	(2)
Other comprehensive income	$3,397	$866	$2,531	$773	$170	$603
__________

(1)	Includes the impact of hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2020	2019
Income (loss) from continuing operations, net of tax	$(1,340)	$1,410
Income from discontinued operations, net of tax	0	2
Net income (loss)	(1,340)	1,412
Dividends and undistributed earnings allocated to participating securities	(3)	(12)
Preferred stock dividends	(55)	(52)
Issuance cost for redeemed preferred stock	(22)	0
Net income (loss) available to common stockholders	$(1,420)	$1,348

Total weighted-average basic shares outstanding	457.6	469.4
Effect of dilutive securities:(1)
Stock options	0.0	1.1
Other contingently issuable shares	0.0	1.1
Total effect of dilutive securities	0.0	2.2
Total weighted-average diluted shares outstanding	457.6	471.6
Basic earnings per common share:
Net income (loss) from continuing operations	$(3.10)	$2.87
Net income (loss) per basic common share	$(3.10)	$2.87
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$(3.10)	$2.86
Net income (loss) per diluted common share	$(3.10)	$2.86
__________

(1)
In periods of net loss, dilutive securities are excluded as their inclusion would have an anti-dilutive effect. Accordingly, awards of 1.6 million shares and options of 2.8 million shares with an exercise price ranging from $36.55 to $86.34 were excluded for the three months ended March 31, 2020. For the three months ended March 31, 2019, 275 thousand shares related to options with an exercise price of $86.34 were excluded from the computation of diluted earnings per share, because their inclusion would be anti-dilutive.

114	Capital One Financial Corporation (COF)

NOTE 11—FAIR VALUE MEASUREMENT
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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Note 16—Fair Value Measurement” in our 2019 Form 10-K.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,360	$0	$0	—	$4,360
RMBS	0	65,368	373	—	65,741
CMBS	0	10,048	36	—	10,084
Other securities	193	1,045	0	—	1,238
Total securities available for sale	4,553	76,461	409	—	81,423
Loans held for sale	0	1,056	0	—	1,056
Other assets:
Derivative assets(2)	589	5,881	147	$(3,567)	3,050
Other(3)	301	0	59	—	360
Total assets	$5,443	$83,398	$615	$(3,567)	$85,889
Liabilities:
Other liabilities:
Derivative liabilities(2)	$361	$3,442	$81	$(1,127)	$2,757
Total liabilities	$361	$3,442	$81	$(1,127)	$2,757

115	Capital One Financial Corporation (COF)

	December 31, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,124	$0	$0	—	$4,124
RMBS	0	63,909	429	—	64,338
CMBS	0	9,413	13	—	9,426
Other securities	231	1,094	0	—	1,325
Total securities available for sale	4,355	74,416	442	—	79,213
Loans held for sale	0	251	0	—	251
Other assets:
Derivative assets(2)	84	1,568	77	$(633)	1,096
Other(3)	344	0	66	—	410
Total assets	$4,783	$76,235	$585	$(633)	$80,970
Liabilities:
Other liabilities:
Derivative liabilities(2)	$17	$1,129	$51	$(523)	$674
Total liabilities	$17	$1,129	$51	$(523)	$674
__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $19 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2020 and December 31, 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

(3)
As of March 31, 2020 and December 31, 2019, other includes retained interests in securitizations of $59 million and $66 million, deferred compensation plan assets of $300 million and $343 million, and equity securities of $1 million and $1 million, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2020
Securities available for sale:(2)(3)
RMBS	$433	$3	$(53)	$0	$0	$0	$(17)	$9	$(2)	$373	$3
CMBS	13	0	0	0	0	0	(1)	24	0	36	0
Total securities available for sale	446	3	(53)	0	0	0	(18)	33	(2)	409	3
Other assets:
Retained interests in securitizations	66	(7)	0	0	0	0	0	0	0	59	(7)
Net derivative assets (liabilities)(4)	26	20	0	0	0	24	(2)	0	(2)	66	18

116	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2019(1)
(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2019
Securities available for sale:(2)
RMBS	$433	$8	$11	$0	$0	$0	$(12)	$17	$(23)	$434	$8
CMBS	10	0	0	0	0	0	(1)	0	0	9	0
Total securities available for sale	443	8	11	0	0	0	(13)	17	(23)	443	8
Other assets:
Retained interests in securitizations	158	(3)	0	0	0	0	0	0	0	155	(3)
Net derivative assets (liabilities)(4)	(10)	5	0	0	0	(6)	19	0	(2)	6	6
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

(2)
Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2020 were $52 million. Net unrealized gains included in OCI related to Level 3 securities available for sale still held as of March 31, 2019 were $10 million.

(3)	The fair value of RMBS as of January 1, 2020 includes $4 million as a result of the cumulative effects from the adoption of the CECL standard.

(4)	Includes derivative assets and liabilities of $147 million and $81 million, respectively, as of March 31, 2020, $42 million and $36 million, respectively, as of March 31, 2019.
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

117	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$373	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-25% 5-18% 1-6% 30-95%	6% 10% 2% 67%
CMBS	36	Discounted cash flows (vendor pricing)	Yield	1-3%	2%
Other assets:
Retained interests in securitizations(2)	59	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-52 3-15% 2-11% 3-4% 70-75%	N/A
Net derivative assets (liabilities)	66	Discounted cash flows	Swap rates	1%	1%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$429	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-18% 0-18% 1-6% 30-95%	5% 10% 2% 67%
CMBS	13	Discounted cash flows (vendor pricing)	Yield	2-3%	2%
Other assets:
Retained interests in securitizations(2)	66	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-51 4-14% 3-10% 2-3% 74-88%	N/A
Net derivative assets (liabilities)	26	Discounted cash flows	Swap rates	2%	2%
__________

(1)	Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.

(2)
Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

118	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2020 and December 31, 2019, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	March 31, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$244	$244
Other assets(1)	0	76	76
Total	$0	$320	$320

	December 31, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$294	$294
Other assets(1)	0	103	103
Total	$0	$397	$397
__________

(1)
As of March 31, 2020, other assets included equity investments accounted for under the measurement alternative of $25 million and repossessed assets of $51 million. As of December 31, 2019, other assets included equity investments accounted for under the measurement alternative of $5 million, repossessed assets of $61 million and long-lived assets held for sale of $37 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 15%, with a weighted average of 3%, and from 0% to 50%, with a weighted average of 6%, as of March 31, 2020 and December 31, 2019, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2020 and 2019.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Loans held for investment	$(207)	$(75)
Loans held for sale	0	(1)
Other assets(1)	(44)	(49)
Total	$(251)	$(125)
__________

(1)	Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

119	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2020 and December 31, 2019.
Table 11.6: Fair Value of Financial Instruments

	March 31, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$24,936	$24,936	$4,545	$20,391	$0
Restricted cash for securitization investors	364	364	364	0	0
Net loans held for investment	248,917	251,514	0	0	251,514
Interest receivable	1,687	1,687	0	1,687	0
Other investments(1)	1,596	1,596	0	1,596	0
Financial liabilities:
Deposits with defined maturities	43,982	44,288	0	44,288	0
Securitized debt obligations	17,141	16,917	0	16,917	0
Senior and subordinated notes	32,049	30,210	0	30,210	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	399	399	0	399	0
Other borrowings(2)	6,000	5,988	0	5,988	0
Interest payable	359	359	0	359	0

	December 31, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,407	$13,407	$4,129	$9,278	$0
Restricted cash for securitization investors	342	342	342	0	0
Net loans held for investment	258,601	258,696	0	0	258,696
Loans held for sale	149	149	0	149	0
Interest receivable	1,758	1,758	0	1,758	0
Other investments(1)	1,638	1,638	0	1,638	0
Financial liabilities:
Deposits with defined maturities	44,958	45,225	0	45,225	0
Securitized debt obligations	17,808	17,941	0	17,941	0
Senior and subordinated notes	30,472	31,233	0	31,233	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	314	0	314	0
Other borrowings(2)	7,000	7,001	0	7,001	0
Interest payable	439	439	0	439	0
__________

(1)	Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes finance lease liabilities.

120	Capital One Financial Corporation (COF)

NOTE 12—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2019 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three months ended March 31, 2020 and 2019, selected balance sheet data as of March 31, 2020 and 2019, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

121	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,702	$1,657	$491	$175	$6,025
Non-interest income (loss)	911	126	238	(51)	1,224
Total net revenue(2)	4,613	1,783	729	124	7,249
Provision for credit losses	3,702	860	856	5	5,423
Non-interest expense	2,208	991	412	118	3,729
Income (loss) from continuing operations before income taxes	(1,297)	(68)	(539)	1	(1,903)
Income tax benefit	(306)	(16)	(128)	(113)	(563)
Income (loss) from continuing operations, net of tax	$(991)	$(52)	$(411)	$114	$(1,340)
Loans held for investment	$117,797	$64,033	$81,160	$0	$262,990
Deposits	0	217,607	32,822	19,260	269,689

	Three Months Ended March 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,590	$1,679	$489	$33	$5,791
Non-interest income (loss)	950	160	187	(5)	1,292
Total net revenue	4,540	1,839	676	28	7,083
Provision for credit losses	1,389	235	69	0	1,693
Non-interest expense	2,171	994	417	89	3,671
Income (loss) from continuing operations before income taxes	980	610	190	(61)	1,719
Income tax provision (benefit)	229	142	44	(106)	309
Income from continuing operations, net of tax	$751	$468	$146	$45	$1,410
Loans held for investment	$109,836	$59,248	$71,189	$0	$240,273
Deposits	0	205,439	31,248	18,420	255,107
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)	In the first quarter of 2020, total net revenue was reduced by $389 million for credit card finance charges and fees charged off as uncollectible.
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

122	Capital One Financial Corporation (COF)

The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2020 and 2019.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segments Result

	Three Months Ended March 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$688	$50	$15	$(1)	$752
Service charges and other customer-related fees	0	64	31	0	95
Other	70	19	1	0	90
Total contract revenue	758	133	47	(1)	937
Revenue from other sources	153	(7)	191	(50)	287
Total non-interest income	$911	$126	$238	$(51)	$1,224

	Three Months Ended March 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$702	$46	$11	$(1)	$758
Service charges and other customer-related fees	0	75	25	0	100
Other	12	24	0	0	36
Total contract revenue	714	145	36	(1)	894
Revenue from other sources	236	15	151	(4)	398
Total non-interest income	$950	$160	$187	$(5)	$1,292
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)	Interchange fees are presented net of customer reward expenses.

123	Capital One Financial Corporation (COF)

NOTE 13—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2020 and December 31, 2019. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Credit card lines	$369,782	$363,446	N/A	N/A
Other loan commitments(1)	29,986	36,454	$152	$110
Standby letters of credit and commercial letters of credit(2)	1,569	1,574	50	27
Total unfunded lending commitments	$401,337	$401,474	$202	$137
__________

(1)	Includes $1.5 billion and $1.6 billion of advised lines of credit as of March 31, 2020 and December 31, 2019, respectively.

(2)	These financial guarantees have expiration dates ranging from 2020 to 2023 as of March 31, 2020.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $97 million and $75 million as of March 31, 2020 and December 31, 2019, respectively.
See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

124	Capital One Financial Corporation (COF)

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
Our U.K. PPI reserve totaled $85 million and $188 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, no additions were made to the reserve. Our best estimate of reasonably possible future losses beyond our reserve as of March 31, 2020 is approximately $50 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2020 are approximately $1.2 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the settlement of $5.5 billion for the monetary damages class received final approval from the

125	Capital One Financial Corporation (COF)

trial court, and has been appealed to the U.S. Court of Appeals for the Second Circuit. Visa and MasterCard have also settled a number of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in our reserves.
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
Consumer class actions. To date, we have been named as a defendant in approximately 73 putative consumer class action cases (61 in U.S. federal courts and 12 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division.
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
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal banking regulators, relevant Canadian regulators, the Department of Justice and the offices of approximately fourteen state Attorneys General. We are cooperating with these offices and responding to their inquiries.

126	Capital One Financial Corporation (COF)

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

127	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

128	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
The COVID-19 pandemic has adversely impacted our business and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. The pandemic has also caused governmental authorities to implement numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures have negatively impacted and may further negatively impact consumer and business payment and spending patterns.
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in the United States, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. As a result, our purchase volume, loan growth and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses. For example, as a result of the significant uncertainty due to the COVID-19 pandemic we realized a substantial build in our allowance for credit losses for the first quarter of 2020. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.
The spread of COVID-19 has caused us to modify our business practices and operations, including providing a range of forbearance options to our customers in certain circumstances. We may need to further modify our practices and operations as this event unfolds. In addition, in response to the pandemic, we have temporarily suspended share repurchases and could take other capital actions. We have also implemented work-from-home policies for a vast majority of our employees, and social distancing plans for our employees who are working from Capital One facilities. We have temporarily closed all of our Cafés and our bank branches where appropriate social distancing could not be implemented. These measures could impair our ability to perform critical functions and may adversely impact our results of operations. We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners.
Federal, state, local and foreign governmental authorities have enacted, and may enact in the future, legislation, regulations and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational and credit risks, which could result in litigation, governmental action or other forms of loss. The extent of these impacts, which may be substantial, will depend on the degree of our participation in these programs. There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations and protocols that have been and will be enacted. Moreover, we expect that the effects of the COVID-19 pandemic will heighten many of the other known risks described in the “Risk Factors” section of our 2019 Form 10-K.
Except as set forth above, we are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K.

129	Capital One Financial Corporation (COF)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2020. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
January	135,800	$103.22	135,800	$779
February	1,452,893	100.44	863,400	693
March	2,864,797	79.13	2,700,600	480
Total	4,453,490	86.82	3,699,800
__________

(1)
Comprises mainly repurchases of common stock under the 2019 Stock Repurchase Program. There were 589,493 and 164,197 shares withheld in February and March, respectively, to cover taxes on restricted stock awards whose restrictions have lapsed. For additional information including our 2019 Stock Repurchase Program, see “MD&A—Capital Management—Dividend Policy and Stock Purchases.”

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

130	Capital One Financial Corporation (COF)

EXHIBIT INDEX
The following exhibits are incorporated by reference or filed herewith. Reference to (i) the “2003 Form 10-K” is to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004 and (ii) the “2019 Form 10-K” is to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020.

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

3.3.2
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

3.3.4
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

3.3.6
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

10.1+
Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.23 of the 2019 Form 10-K).

10.2+
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.24 of the 2019 Form 10-K).

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.

*	Indicates a document being filed with this Form 10-Q.

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

131	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 1, 2020	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

132	Capital One Financial Corporation (COF)