Form 10-Q
period 2020-06-30
CAPITAL ONE FINANCIAL CORP
filed 2020-08-06
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 31, 2020, there were 456,635,765 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “MD&A—Introduction—Cybersecurity Incident” and “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”) and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2020 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2019 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of June 30, 2020, our principal subsidiaries included:

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

•	Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom (“U.K.”).

4	Capital One Financial Corporation (COF)

•	Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, and national auto lending.

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
Coronavirus Disease 2019 (COVID-19) Pandemic
The COVID-19 pandemic has resulted in a global public-health crisis, disrupting economies and introducing significant volatility into financial markets and uncertainty as to when economic and operating conditions will return to normalcy. This crisis continues to impact individuals, households and businesses in a multitude of ways. Companies in the U.S. and abroad have experienced unprecedented disruptions to normal business operations, including customer-facing interactions, supply chains, office closures, changes in demand for products and services, and others. Financial institutions, including us, have been deemed an essential service and exempted from the myriad of shutdowns across the country. We have transformed how we work in order to protect the well-being of our associates and our customers, serve our customers, support our communities, and position ourselves to navigate the challenges ahead.
Since the start of the pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that we have designed for resilience and security. The majority of our associates will continue to work remotely throughout 2020, as we continue to prioritize the safety of our associates while planning our return to the office. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating. During the second quarter of 2020, we maintained the additional paid benefits and flexible attendance policies that are intended to enable our associates to care for their families and loved ones. This included the increased pay implemented in the first quarter of 2020 for branch associates working in open locations and associates that perform essential and time-sensitive banking activities that cannot be performed remotely, as well as a pay increase for other U.S.-based associates in roles instrumental to maintaining essential customer support, such as our call center agents and branch associates. We continue to monitor and revise our safety precautions and policies at banking locations as government authorities continue to implement and modify measures to contain the further spread of COVID-19. In our Retail Banking business, over 90% of our branches were open at the end of the second quarter with increased safety precautions as we continue to provide critical banking services. We will continue to monitor local conditions and may open the remaining branches and Cafés where conditions warrant.
We continue to offer a range of policies and programs to accommodate customer hardship across our lines of business. In our Credit Card and Auto Finance businesses, our customers can seek forbearance primarily in the form of short-term payment deferrals or extensions and fee waivers. In our Domestic Card business, excluding certain retail partnership portfolios, enrollments were approximately 50,000 accounts per week at the end of the second quarter, down from around 150,000 accounts per week at the end of first quarter, and approximately two-thirds of the recent weekly enrollments were renewals. Through June 30, 2020, we have enrolled a total of 2% of active accounts representing 3% of loans outstanding, and approximately 92% of these customers

5	Capital One Financial Corporation (COF)

were current at the time of their first enrollment. In our Auto business, enrollments were approximately 30,000 accounts per week at the end of second quarter, down from around 100,000 accounts per week at end of the first quarter, and approximately 60% of the recent weekly enrollments were renewals. Through June 30, 2020, we have enrolled a total of 14% of accounts representing 16% of loans outstanding, and approximately 75% of these customers were current at the time of their first enrollment. In our Retail Banking business, we are waiving select fees for impacted customers and offering short-term payment deferrals for our small business banking customers. We are also working with our Commercial Banking customers on a more customized basis. In addition, we have also participated in the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 and implemented by the Small Business Administration. As of June 30, 2020, we funded $1.2 billion of PPP loans. See “MD&A—Credit Risk Profile” for more information about our customer assistance programs.
Our results for the second quarter and the first six months of 2020 were a net loss of $918 million, or $2.21 per share, and a net loss of $2.2 billion, or $5.31 per share, respectively, primarily driven by allowance builds due to the expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic. In addition, the combination of these allowance builds and the adoption impact of the Current Expected Credit Loss (“CECL”) standard more than doubled our allowance coverage ratio to 6.7% as of June 30, 2020 from 2.7% as of December 31, 2019. For more information, see “MD&A—Executive Summary and Business Outlook” and “MD&A—Credit Risk Profile.” We have evaluated the potential impact on our goodwill as well as considered and incorporated recent market events and volatility into our fair value measurements, including our investment securities portfolio and derivative positions. See more details in “MD&A—Critical Accounting Policies and Estimates,” “MD&A—Market Risk Profile” and “Note 8—Derivative Instruments and Hedging Activities.” See “MD&A—Liquidity Risk Profile” for information relating to our liquidity reserves as of June 30, 2020.
In the second quarter of 2020, the COVID-19 pandemic continued to impact the demand for our products and services. In our Domestic Card business, purchase volumes and loan balances declined from consumers reducing spending and paying down their balances. In our Auto business, we saw an increase in origination volumes and loan growth from the sharp decline at the end of the first quarter, with the rebound stronger in the market segments where we are focused. Our loan growth was largely driven by increased originations from our dealer business as a result of our relationship strategy and digital capabilities as well as our direct-to-consumer business enabled by our digital products and services. In our Retail Banking business, we saw strong deposit growth from increased consumer savings including the impact of the government stimulus. There is still great uncertainty surrounding the course of this pandemic and the magnitude and duration of the disruption to economic activity and how this disruption will continue to impact demand for our products and services across all of our offerings.
We are actively monitoring and responding to developments across the myriad of landscapes affected by the COVID-19 pandemic, including social, financial, legal, regulatory and governmental. We continue to evaluate the impacts of the CARES Act on us and our customers. As other guidance is issued by our regulators, we continue to assess the impacts to us. As government authorities continue to implement and modify social distancing and reopening plans and other measures to contain the further spread of COVID-19, we will continue to adjust our business operations, policies and practices, keeping the best interests of our associates, customers and business partners at the forefront.
See “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for additional information regarding risks and the significant uncertainties relating to the COVID-19 pandemic.
Cybersecurity Incident
On July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems. This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). We retained a leading independent cybersecurity firm that confirmed we correctly identified and fixed the specific configuration vulnerability exploited in the Cybersecurity Incident. We continue to invest significantly in cybersecurity and related risk management activities and expect to make additional investments as we continue to assess our cybersecurity program.
During the second quarter of 2020, we incurred $27 million of incremental expenses related to the remediation of and response to the Cybersecurity Incident, offset by $16 million of insurance recoveries. To date, we have incurred $113 million of incremental expenses, offset by $60 million of insurance recoveries pursuant to the cyber risk insurance coverage we carry. These expenses mainly consist of customer notifications, credit monitoring, technology costs, and professional support. We expect total incremental costs through the end of 2020 will be at the high end of the $100 million to $150 million range previously disclosed. As the timing

6	Capital One Financial Corporation (COF)

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
We continue to treat these expenses and insurance reimbursements as adjusting items as they relate to our financial results (“Cyber Adjusting Items”). Our reported results excluding adjusting items, including the Cyber Adjusting Items, represent non-GAAP measures which we believe help users of our financial information understand the impact of these adjusting items on our reported results as well as provide an alternate measurement of our operating performance.
Although the ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cybersecurity Incident are uncertain, they may be significant, and some of the costs may not be covered by insurance. However, we do not believe that this incident will materially impact our strategy or our long-term financial health. For more information, see “Note 13—Commitments, Contingencies, Guarantees and Others.”

7	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2020 and 2019 and selected comparative balance sheet data as of June 30, 2020 and December 31, 2019. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2020	2019	Change	2020	2019	Change
Income statement
Net interest income	$5,460	$5,746	(5)%	$11,485	$11,537	—
Non-interest income	1,096	1,378	(20)	2,320	2,670	(13)%
Total net revenue	6,556	7,124	(8)	13,805	14,207	(3)
Provision for credit losses	4,246	1,342	**	9,669	3,035	**
Non-interest expense:
Marketing	273	546	(50)	764	1,063	(28)
Operating expense	3,497	3,233	8	6,735	6,387	5
Total non-interest expense	3,770	3,779	—	7,499	7,450	1
Income (loss) from continuing operations before income taxes	(1,460)	2,003	**	(3,363)	3,722	**
Income tax provision (benefit)	(543)	387	**	(1,106)	696	**
Income (loss) from continuing operations, net of tax	(917)	1,616	**	(2,257)	3,026	**
Income (loss) from discontinued operations, net of tax	(1)	9	**	(1)	11	**
Net income (loss)	(918)	1,625	**	(2,258)	3,037	**
Dividends and undistributed earnings allocated to participating securities	(1)	(12)	(92)	(4)	(24)	(83)
Preferred stock dividends	(90)	(80)	13	(145)	(132)	10
Issuance cost for redeemed preferred stock	—	—	—	(22)	—	**
Net income (loss) available to common stockholders	$(1,009)	$1,533	**	$(2,429)	$2,881	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$(2.21)	$3.24	**	$(5.31)	$6.11	**
Income from discontinued operations	—	0.02	**	—	0.02	**
Net income (loss) per basic common share	$(2.21)	$3.26	**	$(5.31)	$6.13	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$(2.21)	$3.22	**	$(5.31)	$6.08	**
Income from discontinued operations	—	0.02	**	—	0.02	**
Net income (loss) per diluted common share	$(2.21)	$3.24	**	$(5.31)	$6.10	**
Weighted-average common shares outstanding (in millions):
Basic	456.7	470.8	(3)%	457.1	470.1	(3)%
Diluted	456.7	473.0	(3)	457.1	472.3	(3)
Common shares outstanding (period-end, in millions)	456.3	470.3	(3)	456.3	470.3	(3)
Dividends declared and paid per common share	$0.40	$0.40	—	$0.80	$0.80	—
Tangible book value per common share (period-end)(1)	78.82	77.65	2	78.82	77.65	2
Balance sheet (average balances)
Loans held for investment	$253,358	$242,653	4%	$258,124	$242,307	7%
Interest-earning assets	378,145	338,026	12	366,746	337,913	9
Total assets	411,075	371,095	11	400,845	370,746	8
Interest-bearing deposits	261,256	230,452	13	251,185	229,020	10
Total deposits	288,344	253,634	14	276,498	252,528	9
Borrowings	49,827	49,982	—	50,810	51,510	(1)
Common equity	52,413	50,209	4	52,799	49,289	7
Total stockholders’ equity	57,623	54,570	6	58,096	53,650	8

8	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2020	2019	Change		2020	2019	Change
Selected performance metrics
Purchase volume	$90,149	$106,903	(16)%		$190,069	$200,100	(5)%
Total net revenue margin(2)	6.93%	8.43%	(150	)bps	7.53%	8.41%	(88	)bps
Net interest margin	5.78	6.80	(102)		6.26	6.83	(57)
Return on average assets(3)	(0.89)	1.74	**		(1.13)	1.63	**
Return on average tangible assets(4)	(0.93)	1.82	**		(1.17)	1.70	**
Return on average common equity(5)	(7.69)	12.14	**		(9.20)	11.65	**
Return on average tangible common equity(6)	(10.74)	17.26	**		(12.81)	16.70	**
Equity-to-assets ratio(7)	14.02	14.71	(69)		14.49	14.47	2
Non-interest expense as a percentage of average loans held for investment	5.95	6.23	(28)		5.81	6.15	(34)
Efficiency ratio(8)	57.50	53.05	4%		54.32	52.44	2%
Operating efficiency ratio(9)	53.34	45.38	8		48.79	44.96	4
Effective income tax rate from continuing operations	37.2	19.3	18		32.9	18.7	14
Net charge-offs	$1,505	$1,508	—		$3,296	$3,107	6
Net charge-off rate	2.38%	2.48%	(10	)bps	2.55%	2.56%	(1	)bps

(Dollars in millions, except as noted)	June 30, 2020	December 31, 2019	Change
Balance sheet (period-end)
Loans held for investment	$251,512	$265,809	(5)%
Interest-earning assets	389,829	355,202	10
Total assets	421,296	390,365	8
Interest-bearing deposits	275,183	239,209	15
Total deposits	304,238	262,697	16
Borrowings	44,900	55,697	(19)
Common equity	50,835	53,157	(4)
Total stockholders’ equity	56,045	58,011	(3)
Credit quality metrics
Allowance for credit losses	$16,832	$7,208	134
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	6.69%	2.71%	398	bps
30+ day performing delinquency rate	2.09	3.51	(142)
30+ day delinquency rate	2.30	3.74	(144)
Capital ratios
Common equity Tier 1 capital(10)	12.4%	12.2%	20	bps
Tier 1 capital(10)	14.2	13.7	50
Total capital(10)	16.7	16.1	60
Tier 1 leverage(10)	10.3	11.7	(140)
Tangible common equity(11)	8.8	10.2	(140)
Supplementary leverage(10)	9.7	9.9	(20)
Other
Employees (period end, in thousands)	53.1	51.9	2%
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

(7)	Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(8)	Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.

(9)	Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.

(10)	Capital ratios are calculated based on the Basel III Standardized Approach framework, see “MD&A—Capital Management” for additional information.

(11)
Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

**	Not meaningful

10	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported a net loss of $918 million ($2.21 per diluted common share) on total net revenue of $6.6 billion and net loss of $2.3 billion ($5.31 per diluted common share) on total net revenue of $13.8 billion for the second quarter and first six months of 2020, respectively, primarily driven by higher provision for credit losses from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic. In comparison, we reported net income of $1.6 billion ($3.24 per diluted common share) on total net revenue of $7.1 billion and net income of $3.0 billion ($6.10 per diluted common share) on total net revenue of $14.2 billion for the second quarter and first six months of 2019, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.4% and 12.2% as of June 30, 2020 and December 31, 2019, respectively. See “MD&A—Capital Management” for additional information.
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
Below are additional highlights of our performance in the second quarter and first six months of 2020. These highlights are generally based on a comparison between the results of the second quarter and first six months of 2020 and 2019, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2020 compared to December 31, 2019. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance

•
Earnings: Our net loss of $918 million in the second quarter of 2020 and $2.3 billion in the first six months of 2020 compared to net income of $1.6 billion in the second quarter of 2019 and $3.0 billion in the first six months of 2019 was primarily driven by:

◦	higher provision for credit losses due to expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic;

◦
lower net interest income due to a shift in our asset mix with cash balances representing a greater proportion of total average interest-earning assets as compared to loans, partially offset by the lower interest rate paid on interest-bearing liabilities;

◦
lower non-interest income due to lower net interchange fees from a decline in purchase volume in our Domestic Card business, and lower service charges and other customer-related fees due to decreased customer activity; and

◦	higher operating expenses due to legal reserve builds.
These drivers were partially offset by lower marketing expense driven by our decision to decrease marketing spend in the current economic environment.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $14.3 billion to $251.5 billion as of June 30, 2020 from December 31, 2019 primarily driven by a decline in purchase volume and elevated payments resulting from the impact of the government stimulus in our Domestic Card business, partially offset by growth in our auto and commercial loan portfolios.

◦
Average loans held for investment increased by $10.7 billion to $253.4 billion in the second quarter of 2020 compared to the second quarter of 2019 primarily driven by growth in our commercial and auto loan portfolios. Average loans held for investment increased by $15.8 billion to $258.1 billion in the first six months of 2020 compared to the first

11	Capital One Financial Corporation (COF)

six months of 2019 primarily driven by growth in our commercial, auto and domestic credit card loan portfolios, including the acquired Walmart portfolio.

•
Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 10 basis points to 2.38% in the second quarter of 2020 compared to the second quarter of 2019 and decreased by 1 basis point to 2.55% in the first six months of 2020 compared to the first six months of 2019, primarily driven by consumer payment behavior, the impact of the government stimulus and the acquired Walmart portfolio, partially offset by elevated charge-offs in our commercial energy loan portfolio.

Our 30+ day delinquency rate decreased by 144 basis points to 2.30% as of June 30, 2020 from December 31, 2019 driven by consumer payment behavior, the short-term payment extensions offered to affected borrowers in response to the COVID-19 pandemic and the impact of the government stimulus on our auto and domestic credit card loan portfolios.

•
Allowance for Credit Losses: Our allowance for credit losses increased by $9.6 billion to $16.8 billion, and our allowance coverage ratio increased by 398 basis points to 6.69% as of June 30, 2020 from December 31, 2019, driven by the allowance build from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as the adoption of the CECL standard.

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

•
the potential impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident, other than the incremental costs related to the incident we expect to incur in 2020 which will be separately reported as an adjusting item as it relates to the Company’s financial results; or

•
Moreover, this Report reflects certain assumptions regarding the potential effects of the COVID-19 pandemic on our business, results of operations, and financial condition. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are still uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for factors that could materially influence our results.

12	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2020 and 2019. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

13	Capital One Financial Corporation (COF)

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2020 and 2019 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$108,748	$3,731	13.72%	$110,800	$4,339	15.66%
Consumer banking	64,851	1,364	8.41	59,858	1,251	8.36
Commercial banking(2)	80,803	608	3.01	73,157	864	4.72
Other(3)	—	117	**	16	(71)	**
Total loans, including loans held for sale	254,402	5,820	9.15	243,831	6,383	10.47
Investment securities	81,095	482	2.38	82,383	629	3.05
Cash equivalents and other interest-earning assets	42,648	16	0.15	11,812	64	2.16
Total interest-earning assets	378,145	6,318	6.68	338,026	7,076	8.37
Cash and due from banks	5,355			4,180
Allowance for credit losses	(14,107)			(7,308)
Premises and equipment, net	4,332			4,266
Other assets	37,350			31,931
Total assets	$411,075			$371,095
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$261,256	$611	0.94%	$230,452	$870	1.51%
Securitized debt obligations	16,432	56	1.37	18,262	139	3.04
Senior and subordinated notes	31,294	180	2.30	30,630	310	4.05
Other borrowings and liabilities	3,554	11	1.21	2,322	11	1.91
Total interest-bearing liabilities	312,536	858	1.10	281,666	1,330	1.89
Non-interest-bearing deposits	27,088			23,182
Other liabilities	13,828			11,677
Total liabilities	353,452			316,525
Stockholders’ equity	57,623			54,570
Total liabilities and stockholders’ equity	$411,075			$371,095
Net interest income/spread		$5,460	5.58		$5,746	6.48
Impact of non-interest-bearing funding			0.20			0.32
Net interest margin			5.78%			6.80%

14	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$115,801	$8,168	14.11%	$111,126	$8,734	15.72%
Consumer banking	64,262	2,711	8.44	59,464	2,454	8.25
Commercial banking(2)	78,954	1,354	3.43	72,762	1,697	4.67
Other(3)	—	129	**	31	(134)	**
Total loans, including loans held for sale	259,017	12,362	9.55	243,383	12,751	10.48
Investment securities	79,654	1,012	2.54	83,027	1,284	3.09
Cash equivalents and other interest-earning assets	28,075	53	0.38	11,503	133	2.31
Total interest-earning assets	366,746	13,427	7.32	337,913	14,168	8.39
Cash and due from banks	5,024			4,233
Allowance for credit losses	(12,258)			(7,269)
Premises and equipment, net	4,338			4,273
Other assets	36,995			31,596
Total assets	$400,845			$370,746
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$251,185	$1,342	1.07%	$229,020	$1,687	1.47%
Securitized debt obligations	17,243	155	1.80	18,503	282	3.05
Senior and subordinated notes	31,318	419	2.67	30,732	624	4.06
Other borrowings and liabilities	3,667	26	1.42	3,497	38	2.20
Total interest-bearing liabilities	303,413	1,942	1.28	281,752	2,631	1.87
Non-interest-bearing deposits	25,313			23,508
Other liabilities	14,023			11,836
Total liabilities	342,749			317,096
Stockholders’ equity	58,096			53,650
Total liabilities and stockholders’ equity	$400,845			$370,746
Net interest income/spread		$11,485	6.04		$11,537	6.52
Impact of non-interest-bearing funding			0.22			0.31
Net interest margin			6.26%			6.83%
__________

(1)
Past due fees included in interest income totaled approximately $265 million and $656 million in the second quarter and first six months of 2020, respectively, and $406 million and $801 million in the second quarter and first six months of 2019, respectively.

(2)
Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable- equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $21 million and $41 million in the second quarter and first six months of 2020, respectively, and $20 million and $41 million in the second quarter and first six months of 2019, respectively, with corresponding reductions to the Other category.

(3)
Interest income/expense of Other represents the impact of hedge accounting of our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

**	Not meaningful.
Net interest income decreased by $286 million to $5.5 billion in the second quarter of 2020 compared to the second quarter of 2019, and decreased by $52 million to $11.5 billion in the first six months of 2020 compared to the first six months of 2019, net interest margin decreased by 102 basis points to 5.78% in the second quarter of 2020 compared to the second quarter of 2019, and decreased by 57 basis points to 6.26% in the first six months of 2020 compared to the first six months of 2019 primarily driven by a shift in our asset mix with cash balances representing a greater proportion of total average interest-earning assets as compared

15	Capital One Financial Corporation (COF)

to loans, partially offset by the lower interest rate paid on interest-bearing liabilities. Given the uncertainties resulting from the COVID-19 pandemic, we expect to maintain elevated cash balances in the near term.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:

•	changes in the volume of our interest-earning assets and interest-bearing liabilities; or

•	changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(608)	$(79)	$(529)	$(566)	$330	$(896)
Consumer banking	113	105	8	257	201	56
Commercial banking(2)	(256)	57	(313)	(343)	106	(449)
Other(3)	188	—	188	263	—	263
Total loans, including loans held for sale	(563)	83	(646)	(389)	637	(1,026)
Investment securities	(147)	(10)	(137)	(272)	(50)	(222)
Cash equivalents and other interest-earning assets	(48)	12	(60)	(80)	31	(111)
Total interest income	(758)	85	(843)	(741)	618	(1,359)
Interest expense:
Interest-bearing deposits	(259)	72	(331)	(345)	118	(463)
Securitized debt obligations	(83)	(13)	(70)	(127)	(18)	(109)
Senior and subordinated notes	(130)	4	(134)	(205)	8	(213)
Other borrowings and liabilities	—	4	(4)	(12)	1	(13)
Total interest expense	(472)	67	(539)	(689)	109	(798)
Net interest income	$(286)	$18	$(304)	$(52)	$509	$(561)
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

16	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2020 and 2019.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Interchange fees, net	$672	$820	$1,424	$1,578
Service charges and other customer-related fees	258	352	585	705
Net securities gains	—	15	—	39
Other non-interest income:(1)
Mortgage banking revenue	38	33	106	79
Treasury and other investment income	63	47	56	103
Other	65	111	149	166
Total other non-interest income	166	191	311	348
Total non-interest income	$1,096	$1,378	$2,320	$2,670
________

(1)
Includes gains of $44 million and losses of $15 million on deferred compensation plan investments for the second quarter and first six months of 2020, respectively, and gains of $10 million and $38 million for the second quarter and first six months of 2019, respectively.

Non-interest income decreased by $282 million to $1.1 billion in the second quarter of 2020 compared to the second quarter of 2019 and decreased by $350 million to $2.3 billion in the first six months of 2020 compared to the first six months of 2019 primarily driven by:

•	lower net interchange fees due to lower purchase volume in our Domestic Card business; and

•	lower service charges and other customer-related fees due to decreased customer activity.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses, and changes to the reserve for unfunded lending commitments. Beginning in the first quarter of 2020, our allowance for credit losses and reserve for unfunded lending commitments are measured under the CECL standard.
Our provision for credit losses increased by $2.9 billion to $4.2 billion in the second quarter of 2020 compared to the second quarter of 2019 and increased by $6.6 billion to $9.7 billion in the first six months of 2020 compared to the first six months of 2019 primarily driven by expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

17	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2020 and 2019.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Salaries and associate benefits(1)	$1,704	$1,558	$3,331	$3,131
Occupancy and equipment	523	521	1,040	1,014
Marketing	273	546	764	1,063
Professional services	304	314	591	605
Communications and data processing	308	329	610	632
Amortization of intangibles	16	29	38	59
Other non-interest expense:
Bankcard, regulatory and other fee assessments	66	86	141	173
Collections	76	96	181	191
Fraud losses	71	97	150	200
Other(2)	429	203	653	382
Total other non-interest expense	642	482	1,125	946
Total non-interest expense	$3,770	$3,779	$7,499	$7,450
_________

(1)
Includes expense of $44 million and benefit of $15 million related to our deferred compensation plan investments for the second quarter and first six months of 2020, respectively, and expense of $10 million and $38 million related to our deferred compensation plan investments for the second quarter and first six months of 2019, respectively. These amounts have corresponding offsets in other non-interest income.

(2)	Includes legal reserve builds of $265 million and $310 million, and net Cybersecurity Incident expenses of $11 million and $15 million in the second quarter and first six months of 2020, respectively.
Non-interest expense remained flat at $3.8 billion and $7.5 billion in the second quarter and first six months of 2020 as lower marketing expense was largely offset by legal reserve builds.
Income Taxes
We recorded an income tax benefit of $543 million (37.2% effective income tax rate) and $1.1 billion (32.9% effective income tax rate) in the second quarter and first six months of 2020, respectively, compared to an income tax expense of $387 million (19.3% effective income tax rate) and $696 million (18.7% effective income tax rate) in the second quarter and first six months of 2019, respectively. Our effective income tax rate increased in 2020 as compared to 2019 primarily driven by the relationship of our tax credits in proportion to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 1—Summary of Significant Accounting Policies” in this Report and “Note 15—Income Taxes” in our 2019 Form 10-K.

18	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $30.9 billion to $421.3 billion as of June 30, 2020 from December 31, 2019 primarily driven by an increase in our cash balance from deposit growth due to increased consumer savings, including the impact of government stimulus, partially offset by a decline in our loan balance.
Total liabilities increased by $32.9 billion to $365.3 billion as of June 30, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings including the impact of government stimulus.
Stockholders’ equity decreased by $2.0 billion to $56.0 billion as of June 30, 2020 from December 31, 2019 primarily driven by the $2.2 billion of retained earnings impact of the CECL standard adoption in the first quarter and our net loss for the first six months of 2020, partially offset by an increase in accumulated other comprehensive income from an increase in the fair value of our investment securities and derivatives driven by the decline in interest rates.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists primarily of the following: U.S. Treasury securities, U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The U.S. Treasury and Agency securities generally have high credit ratings and low credit risks, and our investments in U.S. Treasury and Agency securities represented 97% and 96% of our total investment securities portfolio, as of June 30, 2020 and December 31, 2019, respectively.
The fair value of our available for sale securities portfolio increased by $8.6 billion to $87.9 billion as of June 30, 2020 from December 31, 2019, primarily driven by net purchases and fair value gains from the decline in interest rates. See “Note 2—Investment Securities” for more information.
Table 6 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of June 30, 2020 and December 31, 2019.
Table 6: Investment Securities

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,353	$4,362	$4,122	$4,124
RMBS:
Agency	68,223	70,687	62,003	62,839
Non-agency	1,144	1,327	1,235	1,499
Total RMBS	69,367	72,014	63,238	64,338
Agency CMBS	9,940	10,400	9,303	9,426
Other securities(1)	1,082	1,083	1,321	1,325
Total investment securities available for sale	$84,742	$87,859	$77,984	$79,213
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

19	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for credit losses, and net loan balance as of June 30, 2020 and December 31, 2019.
Table 7: Loans Held for Investment

	June 30, 2020			December 31, 2019
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$107,310	$12,091	$95,219	$128,236	$5,395	$122,841
Consumer Banking	66,712	2,838	63,874	63,065	1,038	62,027
Commercial Banking	77,490	1,903	75,587	74,508	775	73,733
Total	$251,512	$16,832	$234,680	$265,809	$7,208	$258,601
Loans held for investment decreased by $14.3 billion to $251.5 billion as of June 30, 2020 from December 31, 2019 primarily driven by a decline in purchase volume and elevated payments resulting from the impact of the government stimulus in our Domestic Card business, partially offset by growth in our auto and commercial loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality below in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 3—Loans.”
Funding Sources
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of securitized debt obligations and other debt including senior and subordinated notes, federal funds purchased, securities loaned or sold under agreements to repurchase, and Federal Home Loan Banks (“FHLB”) advances secured by certain portions of our loan and securities portfolios.
Table 8 provides the composition of our primary sources of funding as of June 30, 2020 and December 31, 2019.
Table 8: Funding Sources Composition

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$246,804	71%	$213,099	67%
Commercial Banking	35,669	10	32,134	10
Other(1)	21,765	6	17,464	5
Total deposits	304,238	87	262,697	82
Securitized debt obligations	15,761	5	17,808	6
Other debt	29,139	8	37,889	12
Total funding sources	$349,138	100%	$318,394	100%
__________

(1)	Includes brokered deposits of $20.7 billion and $16.7 billion as of June 30, 2020 and December 31, 2019, respectively.
Total deposits increased by $41.5 billion to $304.2 billion as of June 30, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings including the impact of government stimulus.
Securitized debt obligations decreased by $2.0 billion to $15.8 billion as of June 30, 2020 from December 31, 2019 primarily driven by net maturities in our credit card securitization program, partially offset by net issuance in our auto securitization program.

20	Capital One Financial Corporation (COF)

Other debt decreased by $8.8 billion to $29.1 billion as of June 30, 2020 from December 31, 2019 primarily driven by repayments of our short-term FHLB advances and the repurchase of a portion of our senior unsecured debt in excess of issuances.
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
We summarize our business segment results for the second quarter and first six months of 2020 and 2019 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2020 compared to December 31, 2019. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

21	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income (loss) from continuing operations, for the second quarter and first six months of 2020 and 2019.
Table 9: Business Segment Results

	Three Months Ended June 30,
	2020				2019
	Total Net Revenue (Loss)(1)		Net Loss(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,214	64%	$(533)	58%	$4,569	64%	$938	58%
Consumer Banking	1,762	27	(114)	12	1,875	26	543	33
Commercial Banking(3)	698	11	(118)	13	714	10	157	10
Other(3)	(118)	(2)	(152)	17	(34)	—	(22)	(1)
Total	$6,556	100%	$(917)	100%	$7,124	100%	$1,616	100%

	Six Months Ended June 30,
	2020				2019
	Total Net Revenue(1)		Net Loss(2)		Total Net Revenue (Loss)(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$8,827	64%	$(1,524)	68%	$9,109	64%	$1,689	56%
Consumer Banking	3,545	26	(166)	7	3,714	26	1,011	33
Commercial Banking(3)	1,427	10	(529)	23	1,390	10	303	10
Other(3)	6	—	(38)	2	(6)	—	23	1
Total	$13,805	100%	$(2,257)	100%	$14,207	100%	$3,026	100%
__________

(1)	Total net revenue (loss) consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

(3)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

22	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net loss from continuing operations of $533 million and $1.5 billion in the second quarter and first six months of 2020, respectively, compared to net income of $938 million and $1.7 billion in the second quarter and first six months of 2019, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$3,369	$3,531	(5)%		$7,071	$7,121	(1)%
Non-interest income	845	1,038	(19)		1,756	1,988	(12)
Total net revenue(1)	4,214	4,569	(8)		8,827	9,109	(3)
Provision for credit losses	2,944	1,095	169		6,646	2,484	168
Non-interest expense	1,969	2,253	(13)		4,177	4,424	(6)
Income (loss) from continuing operations before income taxes	(699)	1,221	**		(1,996)	2,201	**
Income tax provision (benefit)	(166)	283	**		(472)	512	**
Income (loss) from continuing operations, net of tax	$(533)	$938	**		$(1,524)	$1,689	**
Selected performance metrics:
Average loans held for investment(2)	$108,748	$110,798	(2)		$115,762	$111,125	4
Average yield on loans held for investment(3)	13.72%	15.66%	(194	)bps	14.11%	15.72%	(161	)bps
Total net revenue margin(4)	15.50	16.50	(100)		15.25	16.39	(114)
Net charge-offs	$1,211	$1,320	(8)%		$2,647	$2,684	(1)%
Net charge-off rate	4.46%	4.76%	(30	)bps	4.57%	4.83%	(26	)bps
Purchase volume	$90,149	$106,903	(16)%		$190,069	$200,100	(5)%

(Dollars in millions, except as noted)	June 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(2)	$107,310	$128,236	(16)%
30+ day performing delinquency rate	2.74%	3.89%	(115	)bps
30+ day delinquency rate	2.75	3.91	(116)
Nonperforming loan rate(5)	0.02	0.02	—
Allowance for credit losses(2)	$12,091	$5,395	124%
Allowance coverage ratio	11.27%	4.21%	7
__________

(1)
We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Total net revenue was reduced by $318 million and $707 million in the second quarter and first six months of 2020 for finance charges and fees charged-off as uncollectible and by $318 million and $694 million in the second quarter and first six months of 2019 for the estimated uncollectible amount of credit card finance charges and fees and related losses.

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

23	Capital One Financial Corporation (COF)

(5)
Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.

**	Not meaningful
Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019, and changes in financial condition and credit performance between June 30, 2020 and December 31, 2019 include the following:

•
Net Interest Income: Net interest income decreased by $162 million to $3.4 billion in the second quarter of 2020 primarily driven by lower margin and lower average loan balance from a decline in purchase volume and elevated payment from the impact of the government stimulus. Net interest income decreased by $50 million to $7.1 billion in the first six months of 2020 primarily driven by lower margin, partially offset by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio.

•
Non-Interest Income: Non-interest income decreased by $193 million to $845 million in the second quarter of 2020 and decreased by $232 million to $1.8 billion in the first six months of 2020 primarily driven by lower net interchange fees due to a decline in purchase volume.

•
Provision for Credit Losses: Provision for credit losses increased by $1.8 billion to $2.9 billion in the second quarter of 2020 and increased by $4.2 billion to $6.6 billion in the first six months of 2020 driven by expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic.

•
Non-Interest Expense: Non-interest expense decreased by $284 million to $2.0 billion in the second quarter of 2020 and decreased by $247 million to $4.2 billion in the first six months of 2020 driven by our decision to decrease marketing spend in the current economic environment.

•	Loans Held for Investment:

◦
Period-end loans held for investment decreased by $20.9 billion to $107.3 billion as of June 30, 2020 from December 31, 2019 and average loans held for investment decreased by $2.1 billion to $108.7 billion in the second quarter of 2020 compared to the second quarter of 2019 due to a decline in purchase volume and elevated payments driven by the impact of the government stimulus.

◦
Average loans held for investment increased by $4.6 billion to $115.8 billion in the first six months of 2020 compared to the first six months of 2019 primarily due to growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio, partially offset by a decline in purchase volume and elevated payments driven by the impact of the government stimulus.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 30 basis points to 4.46% in the second quarter of 2020 compared to the second quarter of 2019 and decreased by 26 basis points to 4.57% in the first six months of 2020 compared to the first six months of 2019 primarily driven by consumer payment behavior, the impact of the government stimulus and the acquired Walmart portfolio.

The 30+ day delinquency rate decreased by 116 basis points to 2.75% as of June 30, 2020 from December 31, 2019 due to lower delinquency inventories in our domestic credit card loan portfolio primarily driven by consumer payment behavior and the impact of the government stimulus.

24	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net loss from continuing operations of $605 million and $1.5 billion in the second quarter and first six months of 2020, respectively, and compared to net income from continuing operations of $869 million and $1.6 billion in the second quarter and first six months of 2019, respectively. In the second quarter and first six months of 2020 and 2019, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$3,094	$3,220	(4)%		$6,475	$6,493	—
Non-interest income	795	971	(18)		1,637	1,844	(11)%
Total net revenue(1)(2)	3,889	4,191	(7)		8,112	8,337	(3)
Provision for credit losses	2,906	1,024	184		6,370	2,315	175
Non-interest expense	1,776	2,034	(13)		3,760	3,983	(6)
Income (loss) from continuing operations before income taxes	(793)	1,133	**		(2,018)	2,039	**
Income tax provision (benefit)	(188)	264	**		(478)	475	**
Income (loss) from continuing operations, net of tax	$(605)	$869	**		$(1,540)	$1,564	**
Selected performance metrics:
Average loans held for investment(3)	$100,996	$101,930	(1)		$107,354	$102,296	5
Average yield on loans held for investment(4)	13.52%	15.60%	(208	)bps	13.93%	15.65%	(172	)bps
Total net revenue margin(5)	15.40	16.45	(105)		15.11	16.30	(119)
Net charge-offs	$1,143	$1,240	(8)%		$2,474	$2,534	(2)%
Net charge-off rate	4.53%	4.86%	(33	)bps	4.61%	4.95%	(34	)bps
Purchase volume	$82,860	$98,052	(15)%		$175,108	$183,790	(5)%

(Dollars in millions, except as noted)	June 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(3)	$99,390	$118,606	(16)%
30+ day performing delinquency rate	2.74%	3.93%	(119	)bps
Allowance for credit losses	$11,569	$4,997	132%
Allowance coverage ratio	11.64%	4.21%	7
__________

(1)
We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Uncollectible finance charges and fees are reflected as a reduction in total net revenue.

(2)
We pay bounties to third parties for new accounts, which are considered loan origination costs and therefore deferred and amortized as an offset to revenue. Total net revenue was reduced by $130 million and $273 million in the second quarter and first six months of 2020 and by $111 million and $206 million in the second quarter and first six months of 2019 due to the amortization of these bounties. As of June 30, 2020, approximately $180 million of deferred bounty payments remained to be amortized in future periods.

(3)
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

(5)	Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

**	Not meaningful

25	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net Income for our Domestic Card business decreased in the second quarter of 2020 and the first six months of 2020 compared to the second quarter of 2019 and the first six months of 2019 primarily driven by:

•	higher provision for credit losses driven by expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic;

•
lower net interest income in the second quarter of 2020 due to lower margin and lower average loan balance from a decline in purchase volume and elevated payment from the impact of the government stimulus, and lower net interest income in the first six months of 2020 due to lower margin, partially offset by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio; and

•	lower non-interest income primarily driven by lower net interchange fees due to a decline in purchase volume.
These drivers were partially offset by lower marketing expenses driven by our decision to decrease marketing spend in the current economic environment.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, net interchange income and service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net loss from continuing operations of $114 million and $166 million in the second quarter and first six months of 2020, respectively, compared to net income of $543 million and $1.0 billion in the second quarter and first six months of 2019, respectively.

26	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$1,665	$1,709	(3)%		$3,322	$3,388	(2)%
Non-interest income	97	166	(42)		223	326	(32)
Total net revenue	1,762	1,875	(6)		3,545	3,714	(5)
Provision for credit losses	876	165	**		1,736	400	**
Non-interest expense	1,036	1,002	3		2,027	1,996	2
Income (loss) from continuing operations before income taxes	(150)	708	**		(218)	1,318	**
Income tax provision (benefit)	(36)	165	**		(52)	307	**
Income (loss) from continuing operations, net of tax	$(114)	$543	**		$(166)	$1,011	**
Selected performance metrics:
Average loans held for investment:
Auto	$61,798	$57,070	8		$61,401	$56,654	8
Retail banking	3,053	2,788	10		2,860	2,809	2
Total consumer banking	$64,851	$59,858	8		$64,261	$59,463	8
Average yield on loans held for investment(1)	8.41%	8.36%	5	bps	8.44%	8.25%	19	bps
Average deposits	$232,293	$204,164	14%		$223,682	$202,627	10%
Average deposits interest rate	0.89%	1.26%	(37	)bps	0.97%	1.22%	(25	)bps
Net charge-offs	$192	$172	12%		$438	$393	11%
Net charge-off rate	1.19%	1.15%	4	bps	1.36%	1.32%	4	bps
Auto loan originations	$8,292	$7,327	13%		$15,931	$13,549	18%

(Dollars in millions, except as noted)	June 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Auto	$63,319	$60,362	5%
Retail banking	3,393	2,703	26
Total consumer banking	$66,712	$63,065	6
30+ day performing delinquency rate	3.16%	6.63%	(347	)bps
30+ day delinquency rate	3.48	7.34	(386)
Nonperforming loan rate	0.43	0.81	(38)
Nonperforming asset rate(2)	0.46	0.91	(45)
Allowance for credit losses	$2,838	$1,038	173%
Allowance coverage ratio	4.25%	1.65%	260	bps
Deposits	$246,804	$213,099	16%
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

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019, and changes in financial condition and credit performance between June 30, 2020 and December 31, 2019 include the following:

•
Net Interest Income: Net interest income decreased by $44 million to $1.7 billion in the second quarter of 2020 and decreased by $66 million to $3.3 billion in the first six months of 2020 primarily driven by lower margins in our Retail Banking business due to a decline in interest rates, partially offset by growth in our auto loan portfolio, higher deposit volumes, and decrease in deposit rate paid.

•
Non-Interest Income: Non-interest income decreased by $69 million to $97 million in the second quarter of 2020 and decreased by $103 million to $223 million in the first six months of 2020 primarily driven by lower service charges and fees on deposit accounts due to lower transaction volume.

•
Provision for Credit Losses: Provision for credit losses increased by $711 million to $876 million in the second quarter of 2020 and increased by $1.3 billion to $1.7 billion in the first six months of 2020 driven by expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic.

•
Non-Interest Expense: Non-interest expense increased by $34 million to $1.0 billion in the second quarter of 2020 and increased by $31 million to $2.0 billion in the first six months of 2020 primarily driven by COVID-19 related expenses, including increased pay for certain associates.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.6 billion to $66.7 billion as of June 30, 2020 from December 31, 2019 and average loans held for investment increased by $5.0 billion to $64.9 billion in the second quarter of 2020 compared to the second quarter of 2019 and increased by $4.8 billion to $64.3 billion in the first six months of 2020 compared to the first six months of 2019 primarily due to growth in our auto loan portfolio.

•
Deposits: Period-end deposits increased by $33.7 billion to $246.8 billion as of June 30, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings including the impact of government stimulus.

•
Net Charge-Off and Delinquency Metrics: The net charge-off rate increased by 4 basis points to 1.19% in the second quarter of 2020 compared to the second quarter of 2019 and to 1.36% in the first six months of 2020 compared to the first six months of 2019 primarily driven by our decision to temporarily pause involuntary repossessions and disruptions in vehicle auction markets, partially offset by the impact of short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.

•
The 30+ day delinquency rate decreased by 386 basis points to 3.48% as of June 30, 2020 from December 31, 2019 driven by lower auto delinquency inventories due to short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic, as well as the impact of government stimulus.

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
Our Commercial Banking business generated net loss from continuing operations of $118 million and $529 million in the second quarter and first six months of 2020, respectively, compared to net income of $157 million and $303 million in the second quarter and first six months of 2019, respectively.

28	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$518	$514	1%		$1,009	$1,003	1%
Non-interest income	180	200	(10)		418	387	8
Total net revenue(1)	698	714	(2)		1,427	1,390	3
Provision for credit losses(2)	427	82	**		1,283	151	**
Non-interest expense	425	427	—		837	844	(1)
Income (loss) from continuing operations before income taxes	(154)	205	**		(693)	395	**
Income tax provision (benefit)	(36)	48	**		(164)	92	**
Income (loss) from continuing operations, net of tax	$(118)	$157	**		$(529)	$303	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$31,723	$29,514	7		$31,402	$29,276	7
Commercial and industrial	48,036	42,476	13		46,699	42,304	10
Total commercial lending	79,759	71,990	11		78,101	71,580	9
Small-ticket commercial real estate	—	7	**		—	139	**
Total commercial banking	$79,759	$71,997	11		$78,101	$71,719	9
Average yield on loans held for investment(1)(3)	3.00%	4.75%	(175	)bps	3.43%	4.68%	(125	)bps
Average deposits	$34,635	$31,364	10%		$33,437	$31,092	8%
Average deposits interest rate	0.30%	1.28%	(98	)bps	0.58%	1.19%	(61	)bps
Net charge-offs	$102	$16	**		$211	$30	**
Net charge-off rate	0.51%	0.09%	42	bps	0.54%	0.08%	46	bps

(Dollars in millions, except as noted)	June 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$30,953	$30,245	2%
Commercial and industrial	46,537	44,263	5
Total commercial banking	$77,490	$74,508	4
Nonperforming loan rate	0.85%	0.60%	25	bps
Nonperforming asset rate(4)	0.85	0.60	25
Allowance for credit losses(2)	$1,903	$775	146%
Allowance coverage ratio	2.46%	1.04%	142	bps
Deposits	$35,669	$32,134	11%
Loans serviced for others	40,582	38,481	5
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)
The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $218 million and $130 million as of June 30, 2020 and December 31, 2019, respectively.

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

29	Capital One Financial Corporation (COF)

**	Not meaningful.
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019, and changes in financial condition and credit performance between June 30, 2020 and December 31, 2019 include the following:

•
Net Interest Income: Net interest income remained substantially flat at $518 million in the second quarter of 2020 and $1.0 billion in the first six months of 2020 as higher average loan and deposit balances were offset by lower loan and deposit margins.

•
Non-Interest Income: Non-interest income decreased by $20 million to $180 million in the second quarter of 2020 primarily driven by the absence of certain transaction gains. Non-interest income increased by $31 million to $418 million in the first six months of 2020 primarily driven by higher revenue from our capital markets and agency businesses.

•
Provision for Credit Losses: Provision for credit losses increased by $345 million to $427 million in the second quarter of 2020 driven by expectations of continued economic worsening resulting from COVID-19. Provision for credit losses increased by $1.1 billion to $1.3 billion in the first six months of 2020 driven by expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as credit deterioration in our commercial energy loan portfolio.

•	Non-Interest Expense: Non-interest expense remained substantially flat at $425 million in the second quarter of 2020 and $837 million in the first six months of 2020.

•
Loans Held for Investment: Period-end loans held for investment increased by $3.0 billion to $77.5 billion as of June 30, 2020 from December 31, 2019, and average loans held for investment increased by $7.8 billion to $79.8 billion in the second quarter of 2020 compared to the second quarter of 2019 and increased by $6.4 billion to $78.1 billion in the first six months of 2020 compared to the first six months of 2019 driven by growth across our commercial loan portfolio.

•	Deposits: Period-end deposits increased by $3.5 billion to $35.7 billion as of June 30, 2020 from December 31, 2019 primarily driven by new business growth and elevated client liquidity needs.

•
Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 42 basis points to 0.51% in the second quarter of 2020 and increased by 46 basis points to 0.54% in the first six months of 2020 primarily driven by elevated charge-offs in our commercial energy loan portfolio.

The nonperforming loan rate increased by 25 basis points to 0.85% as of June 30, 2020 from December 31, 2019 driven by credit downgrades in industries that are most impacted by the COVID-19 pandemic.
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

•	offsets related to certain line-item reclassifications;

•	residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

•	foreign exchange-rate fluctuations on foreign currency-denominated balances.

30	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Selected income statement data:
Net interest income (loss)	$(92)	$(8)	**	$83	$25	**
Non-interest loss	(26)	(26)	—	(77)	(31)	148%
Total net revenue (loss)(1)	(118)	(34)	**	6	(6)	**
Provision (benefit) for credit losses	(1)	—	**	4	—	**
Non-interest expense(2)	340	97	**	458	186	146
Loss from continuing operations before income taxes	(457)	(131)	**	(456)	(192)	138
Income tax benefit	(305)	(109)	180%	(418)	(215)	94
Income (loss) from continuing operations, net of tax	$(152)	$(22)	**	$(38)	$23	**
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)	Includes legal reserve builds of $265 million and $310 million, and net Cybersecurity Incident expenses of $11 million and $15 million in the second quarter and first six months of 2020, respectively.

**	Not meaningful.
Net loss from continuing operations recorded in the Other category was $152 million and $38 million in the second quarter and first six months of 2020, respectively, compared to net loss of $22 million in the second quarter of 2019 and net income of $23 million in the first six months of 2019 primarily driven by legal reserve builds.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:

•	Loan loss reserves

•	Asset impairment

•	Fair value of financial instruments

•	Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

31	Capital One Financial Corporation (COF)

Loan Loss Reserves
In the first quarter of 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and updated our critical accounting policy and estimate for loan loss reserves. We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment as of each balance sheet date. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. For all such loans and unfunded lending commitments, our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $16.8 billion as of June 30, 2020 and $7.2 billion as of December 31, 2019.
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
Finance Charge and Fee Reserve
Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loans held for investment while unbilled finance charges and fees are included in interest receivable. We continue to accrue finance charges and fees on credit card loans until the account is charged off. Billed finance charges and fees that are charged-off are reflected as a reduction to revenue.
Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve of $462 million to our allowance for credit losses, with a corresponding increase to credit card loans held for investment. We

32	Capital One Financial Corporation (COF)

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
Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of June 30, 2020, we had four reporting units which included Credit Card, Auto Finance, Other Consumer Banking and Commercial Banking. We are also required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount. The macroeconomic, industry and market factors previously identified in the first quarter of 2020 coinciding with the COVID-19 pandemic persisted in the second quarter as there continued to be disruption in the economy and interest rates remain low. We determined it was more likely than not that the fair value of our reporting units remained substantially in excess of their carrying values as of June 30, 2020. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, our market capitalization, overall economic conditions and any other triggering events or circumstances that may cause an impairment of goodwill in the future.
In the first quarter of 2020, we adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and updated our critical accounting policy for goodwill impairment. Historical guidance for goodwill impairment testing prescribed that the company must compare each reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting to determine the impairment. This ASU eliminates the second step. Under the new guidance, an impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
There have been no additional changes to our critical accounting policies and estimates described in our 2019 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of June 30, 2020

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Reference Rate Reform ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting Issued March 2020
The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

This ASU is effective from March 12, 2020 through December 31, 2022 with early adoption as of January 1, 2020 permitted.

We are evaluating the expected impact of and our operational readiness for this ASU.

Income Tax Accounting Simplification ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued December 2019	Simplifies various aspects of the guidance on accounting for income taxes.
This ASU is effective January 1, 2021 with early adoption permitted, using the retrospective, modified retrospective and prospective methods of adoption.

We are currently evaluating the impact of adopting this standard.

See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2020.

33	Capital One Financial Corporation (COF)

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
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rule to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. As such, we are no longer subject to the Basel III Advanced Approaches and certain associated capital requirements and have the option of excluding certain elements of Accumulated other comprehensive income (“AOCI”) from our regulatory capital. Effective in the first quarter of 2020, we excluded certain elements of AOCI from our regulatory capital as permitted by the Tailoring Rules.
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
The Basel III Capital Rule requires banking institutions to maintain a capital conservation buffer, composed of common equity Tier 1 capital, above the regulatory minimum ratios. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (“Stress Capital Buffer Final Rule”). Pursuant to the Stress Capital Buffer Final Rule, which became effective in May 2020, the Federal Reserve will use the results of its supervisory stress test to determine the size of a banking institution’s stress capital buffer requirement. In particular, a banking institution’s stress capital buffer requirement will equal, subject to a floor of 2.5%, the sum of (i) the difference between the banking institution’s starting common equity Tier 1 capital ratio and its lowest projected common equity Tier 1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the banking institution’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the banking institution’s projected common equity Tier 1 capital ratio reaches its minimum under the supervisory stress test.
In addition, Category III institutions, including the Company and the Banks, are subject to certain capital requirements formerly applicable only to Basel III Advanced Approaches banking organizations. Category III institutions are subject to a supplementary leverage ratio of 3.0% and their capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of June 30, 2020, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.

34	Capital One Financial Corporation (COF)

The Market Risk Rule requires institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of June 30, 2020, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
In March 2020, as part of the response to the COVID-19 pandemic, the Federal Banking Agencies announced an interim final rule (“2020 CECL IFR”) that provides banking organizations an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”).
Pursuant to the 2020 CECL IFR, banking organizations may elect to delay for two years the estimated impact of CECL on regulatory capital and then phase in the estimated cumulative impact of the initial two-year delay over the next three years. The estimated cumulative impact of CECL, which will be phased in during the three-year transition period, includes the after-tax impact of adopting the CECL standard and the estimated impact of CECL in the initial two years thereafter. The 2020 CECL IFR introduced a uniform “scaling factor” of 25% for estimating the impact of CECL during the initial two years. The 25% “scaling factor” is an approximation of the impact of differences in credit loss allowances reflected under the CECL standard versus the incurred loss methodology. We reflected the 2020 CECL Transition Election in the applicable amounts presented in this Report and the corresponding amounts as of March 31, 2020.
As of June 30, 2020, the minimum capital requirements plus the capital conservation buffer of 2.5% and the countercyclical capital buffer (currently set as 0%) for common equity Tier 1 capital, Tier 1 capital and total capital ratios were 7.0%, 8.5% and 10.5%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than 0%) might restrict a banking organization’s ability to distribute capital and make discretionary bonus payments. Effective October 1, 2020, our stress capital buffer requirement will replace the existing 2.5% capital conservation buffer.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of June 30, 2020 and December 31, 2019, respectively.
For the description of the regulatory capital rules we are subject to, see “MD&A—Supervision and Regulation” in this Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2020 as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K.

35	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of June 30, 2020 and December 31, 2019.
Table 14: Capital Ratios Under Basel III(1)(2)

	June 30, 2020			December 31, 2019
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.4%	4.5%	N/A	12.2%	4.5%	N/A
Tier 1 capital(4)	14.2	6.0	6.0%	13.7	6.0	6.0%
Total capital(5)	16.7	8.0	10.0	16.1	8.0	10.0
Tier 1 leverage(6)	10.3	4.0	N/A	11.7	4.0	N/A
Supplementary leverage(7)(8)	9.7	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	19.2	4.5	6.5	16.1	4.5	6.5
Tier 1 capital(4)	19.2	6.0	8.0	16.1	6.0	8.0
Total capital(5)	21.1	8.0	10.0	18.1	8.0	10.0
Tier 1 leverage(6)	15.3	4.0	5.0	14.8	4.0	5.0
Supplementary leverage(7)	12.3	3.0	N/A	12.1	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	11.8	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(4)	11.8	6.0	8.0	13.4	6.0	8.0
Total capital(5)	13.1	8.0	10.0	14.5	8.0	10.0
Tier 1 leverage(6)	7.3	4.0	5.0	9.2	4.0	5.0
Supplementary leverage(7)	6.6	3.0	N/A	8.2	3.0	N/A
__________

(1)	Capital requirements that are not applicable are denoted by “N/A.”

(2)
Ratios as of June 30, 2020 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2020 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.

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

(8)
Supplementary leverage ratio for the Company as of June 30, 2020 excludes U.S. Treasury securities and deposits with the Federal Reserve Banks pursuant to an interim final rule issued by the Federal Reserve, see “MD&A—Supervision and Regulation” for more information.

36	Capital One Financial Corporation (COF)

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of June 30, 2020 and December 31, 2019.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2020	December 31, 2019
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$50,614	$52,001
Adjustments:
AOCI, net of tax(1)	(145)	1,156
Goodwill, net of related deferred tax liabilities	(14,449)	(14,465)
Intangible assets, net of related deferred tax liabilities	(135)	(170)
Other(1)	—	(360)
Common equity Tier 1 capital	35,885	38,162
Tier 1 capital instruments	5,209	4,853
Tier 1 capital	41,094	43,015
Tier 2 capital instruments	3,676	3,377
Qualifying allowance for credit losses	3,738	3,956
Tier 2 capital	7,414	7,333
Total capital	$48,508	$50,348

Regulatory Capital Metrics
Risk-weighted assets	$290,222	$313,155
Adjusted average assets	398,062	368,511
Total leverage exposure	422,007	435,976
__________

(1)
In the first quarter of 2020, we elected to exclude from our regulatory capital ratios certain components of AOCI as permitted under the Tailoring Rules. As such, we revised our presentation herein to only include those components of AOCI that impact our regulatory capital ratios.

Capital Planning and Regulatory Stress Testing
On June 25, 2020, the Federal Reserve released the stress testing results for the 2020 Comprehensive Capital Analysis and Review (“CCAR”) cycle, including additional sensitivity analyses conducted due to the COVID-19 pandemic. The Federal Reserve has required all participating banks, including us, to update and resubmit their capital plans later this year. Pursuant to the Federal Reserve’s capital plan rule, a participating bank, such as us, is prohibited from making capital distributions without the prior approval of the Federal Reserve following an event requiring the resubmission of its capital plan. Specifically for the third quarter of 2020, the Federal Reserve has required all participating banks, including us, to preserve capital by suspending share repurchases and capping common stock dividend payments to the lower of (i) the amount paid in the second quarter of 2020 and (ii) an amount equal to the average net income across the four preceding calendar quarters. Such restrictions may be extended by the Federal Reserve quarter-by-quarter as economic conditions continue to evolve. Scheduled payments on additional Tier 1 and Tier 2 capital instruments, such as preferred stock and subordinated debt, are not similarly restricted.
As part of the 2020 CCAR process, the Federal Reserve calculated our indicative stress capital buffer requirement as 5.6%. Our stress capital buffer requirement will be finalized by August 31, 2020 and will become effective October 1, 2020. When combined with our minimum common equity Tier 1 capital ratio of 4.5%, our common equity Tier 1 capital ratio requirement under the stress capital buffer framework is expected to be 10.1%.
We suspended our 2019 Stock Repurchase Program in response to the COVID-19 pandemic on March 13, 2020. Consistent with the Federal Reserve’s limitations on common stock dividend payments as described above, we reduced our quarterly dividend on our common stock from $0.40 per share to $0.10 per share for the third quarter of 2020.

37	Capital One Financial Corporation (COF)

For the description of the regulatory capital planning rules we are subject to, see “MD&A—Supervision and Regulation” in this Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2020 as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K.
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
Dividend Policy and Stock Purchases
In the first six months of 2020, we declared and paid common stock dividends of $370 million, or $0.80 per share, and preferred stock dividends of $145 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2020.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2020
					Q2	Q1
Series B(1)	6.00% Non-Cumulative	August 20, 2012	6.00%	Quarterly	—	$15.00
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$27.75	—
Series F	6.20% Non-Cumulative	August 24, 2015	6.20	Quarterly	15.50	15.50
Series G	5.20% Non-Cumulative	July 29, 2016	5.20	Quarterly	13.00	13.00
Series H	6.00% Non-Cumulative	November 29, 2016	6.00	Quarterly	15.00	15.00
Series I	5.00% Non-Cumulative	September 11, 2019	5.00	Quarterly	12.50	12.50
Series J	4.80% Non-Cumulative	January 31, 2020	4.80	Quarterly	16.13	—
__________

(1)	On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of June 30, 2020, there were $1.4 billion of funds available for dividend payments from COBNA and no funds available for dividend payments from CONA. There can be no assurance that we will declare and pay any dividends to stockholders. Consistent with our 2019 Stock Repurchase Program which was announced on June 27, 2019, our Board of Directors authorized the repurchase of up to $2.2 billion of shares of common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions,

38	Capital One Financial Corporation (COF)

including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2019 Form 10-K.

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

39	Capital One Financial Corporation (COF)

Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. The Framework was revised in July 2020 to remove Legal risk as a standalone risk category and the risk methodology was refined to incorporate the assessment of legal impacts across the remaining risk categories. These enhancements are aligned with regulatory guidance and industry practices. These changes continue to enable effective outcomes of our key processes supporting the identification, assessment, measurement, monitoring, and controlling and reporting of risk, as well as the Legal Department’s role as a Second Line Support Function as defined within the Framework.
As a result of the revision to the Framework, we now have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “MD&A—Risk Management” in our 2019 Form 10-K.

•	Compliance risk

•	Credit risk

•	Liquidity risk

•	Market risk

•	Operational risk

•	Reputation risk

•	Strategic risk

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “MD&A—Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 8—Derivative Instruments and Hedging Activities.”
Portfolio Composition of Loans Held for Investment
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2019 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section exclude loans held for sale, which totaled $711 million and $400 million as of June 30, 2020 and December 31, 2019, respectively. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

40	Capital One Financial Corporation (COF)

Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2020 and December 31, 2019.
Table 17: Portfolio Composition of Loans Held for Investment

	June 30, 2020		December 31, 2019
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$99,390	39.5%	$118,606	44.6%
International card businesses	7,920	3.2	9,630	3.6
Total credit card	107,310	42.7	128,236	48.2
Consumer Banking:
Auto	63,319	25.2	60,362	22.7
Retail banking(1)	3,393	1.3	2,703	1.0
Total consumer banking	66,712	26.5	63,065	23.7
Commercial Banking:(1)
Commercial and multifamily real estate	30,953	12.3	30,245	11.4
Commercial and industrial	46,537	18.5	44,263	16.7
Total commercial banking	77,490	30.8	74,508	28.1
Total loans held for investment	$251,512	100.0%	$265,809	100.0%
__________

(1)
Includes PPP loans of $931 million and $231 million in our retail and commercial loan portfolios, respectively, as of June 30, 2020. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of June 30, 2020 and December 31, 2019.
Table 18: Credit Card Portfolio by Geographic Region

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$10,263	9.6%	$12,538	9.8%
Texas	8,093	7.5	9,353	7.3
Florida	6,867	6.4	8,093	6.3
New York	6,475	6.0	7,941	6.2
Illinois	4,284	4.0	5,195	4.1
Pennsylvania	4,178	3.9	4,979	3.9
Ohio	3,653	3.4	4,388	3.4
New Jersey	3,216	3.0	3,915	3.1
Michigan	3,133	2.9	3,811	3.0
Other	49,228	45.9	58,393	45.4
Total domestic credit card	99,390	92.6	118,606	92.5
International card businesses:
Canada	5,353	5.0	6,493	5.1
United Kingdom	2,567	2.4	3,137	2.4
Total international card businesses	7,920	7.4	9,630	7.5
Total credit card	$107,310	100.0%	$128,236	100.0%

41	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of June 30, 2020 and December 31, 2019.
Table 19: Consumer Banking Portfolio by Geographic Region

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,054	12.1%	$7,675	12.2%
California	7,242	10.9	6,918	11.0
Florida	5,316	8.0	5,013	7.9
Georgia	2,886	4.3	2,757	4.4
Ohio	2,735	4.1	2,652	4.2
Pennsylvania	2,420	3.6	2,334	3.7
Illinois	2,314	3.5	2,239	3.6
North Carolina	2,207	3.3	2,060	3.3
Other	30,145	45.1	28,714	45.4
Total auto	63,319	94.9	60,362	95.7
Retail banking:
New York	1,152	1.7	793	1.3
Louisiana	714	1.1	708	1.1
Texas	637	1.0	595	1.0
Maryland	242	0.4	155	0.2
New Jersey	230	0.3	194	0.3
Virginia	196	0.3	125	0.2
Other	222	0.3	133	0.2
Total retail banking	3,393	5.1	2,703	4.3
Total consumer banking	$66,712	100.0%	$63,065	100.0%
We originate commercial loans in most regions of the United States. The table below presents the geographic profile of our commercial loan portfolio by segment as of June 30, 2020 and December 31, 2019.
Table 20: Commercial Banking Portfolio by Geographic Region

	June 30, 2020
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,566	56.7%	$8,478	18.2%	$26,044	33.6%
Mid-Atlantic	3,328	10.8	6,412	13.8	9,740	12.6
South	3,786	12.2	16,413	35.3	20,199	26.0
Other	6,273	20.3	15,234	32.7	21,507	27.8
Total	$30,953	100.0%	$46,537	100.0%	$77,490	100.0%

42	Capital One Financial Corporation (COF)

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,139	56.7%	$7,899	17.8%	$25,038	33.6%
Mid-Atlantic	3,024	10.0	5,927	13.4	8,951	12.0
South	4,087	13.5	16,403	37.1	20,490	27.5
Other	5,995	19.8	14,034	31.7	20,029	26.9
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________

(1)
Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.

Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2020 and December 31, 2019. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2020	December 31, 2019
Real estate	39%	39%
Finance	15	16
Healthcare	11	12
Business services	6	6
Educational services	5	4
Oil and gas	4	5
Public administration	4	4
Retail trade	3	4
Construction and land	3	2
Other	10	8
Total	100%	100%
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

43	Capital One Financial Corporation (COF)

Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2020 and December 31, 2019.
Table 22: Credit Score Distribution

(Percentage of portfolio)	June 30, 2020	December 31, 2019
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	67%	67%
660 or below	33	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	46%	48%
621 - 660	20	20
620 or below	34	32
Total	100%	100%
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
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.” Amounts as of June 30, 2020, include the impacts of COVID-19 customer assistance programs where applicable.

44	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2020 and December 31, 2019.
Table 23: 30+ Day Delinquencies

	June 30, 2020				December 31, 2019
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,724	2.74%	$2,724	2.74%	$4,656	3.93%	$4,656	3.93%
International card businesses	215	2.71	231	2.91	335	3.47	353	3.66
Total credit card	2,939	2.74	2,955	2.75	4,991	3.89	5,009	3.91
Consumer Banking:
Auto	2,079	3.28	2,276	3.59	4,154	6.88	4,584	7.59
Retail banking	30	0.89	47	1.39	28	1.02	43	1.59
Total consumer banking	2,109	3.16	2,323	3.48	4,182	6.63	4,627	7.34
Commercial Banking:
Commercial and multifamily real estate	154	0.50	286	0.92	63	0.21	67	0.22
Commercial and industrial	65	0.14	226	0.49	101	0.23	244	0.55
Total commercial banking	219	0.28	512	0.66	164	0.22	311	0.42
Total	$5,267	2.09	$5,790	2.30	$9,337	3.51	$9,947	3.74
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of June 30, 2020 and December 31, 2019.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$2,532	1.01%	$4,444	1.67%
60 – 89 days	1,342	0.53	2,537	0.95
> 90 days	1,916	0.76	2,966	1.12
Total	$5,790	2.30%	$9,947	3.74%
Geographic region:
Domestic	$5,559	2.21%	$9,594	3.61%
International	231	0.09	353	0.13
Total	$5,790	2.30%	$9,947	3.74%
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

45	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of June 30, 2020 and December 31, 2019. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,596	1.49%	$2,407	1.88%
Commercial banking	14	0.02	—	—
Total	$1,610	0.64	$2,407	0.91
Geographic region:
Domestic	$1,516	0.62%	$2,277	0.89%
International	94	1.18	130	1.34
Total	$1,610	0.64	$2,407	0.91
__________

(1)	Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2020 and December 31, 2019. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$23	0.29%	$25	0.26%
Total credit card	23	0.02	25	0.02
Consumer Banking:
Auto	260	0.41	487	0.81
Retail banking	24	0.70	23	0.87
Total consumer banking	284	0.43	510	0.81
Commercial Banking:
Commercial and multifamily real estate	167	0.54	38	0.12
Commercial and industrial	493	1.06	410	0.93
Total commercial banking	660	0.85	448	0.60
Total nonperforming loans held for investment(3)	$967	0.38	$983	0.37
Other nonperforming assets(4)	24	0.01	63	0.02
Total nonperforming assets	$991	0.39	$1,046	0.39
__________

46	Capital One Financial Corporation (COF)

(1)
We recognized interest income for loans classified as nonperforming of $11 million and $12 million in the first six months of 2020 and 2019, respectively. Interest income foregone related to nonperforming loans was $35 million and $39 million in the first six months of 2020 and 2019, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)	Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.64% and 0.67% as of June 30, 2020 and December 31, 2019, respectively.

(4)	The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
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
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2020 and 2019.
Table 27: Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,143	4.53%	$1,240	4.86%	$2,474	4.61%	$2,534	4.95%
International card businesses	68	3.47	80	3.63	173	4.11	150	3.41
Total credit card	1,211	4.46	1,320	4.76	2,647	4.57	2,684	4.83
Consumer Banking:
Auto	179	1.16	155	1.09	409	1.33	358	1.26
Retail banking	13	1.78	17	2.42	29	2.05	35	2.49
Total consumer banking	192	1.19	172	1.15	438	1.36	393	1.32
Commercial Banking:
Commercial and multifamily real estate	7	0.09	—	—	7	0.04	—	—
Commercial and industrial	95	0.78	16	0.15	204	0.87	30	0.14
Total commercial banking	102	0.51	16	0.09	211	0.54	30	0.08
Total net charge-offs	$1,505	2.38	$1,508	2.48	$3,296	2.55	$3,107	2.56
Average loans held for investment	$253,358		$242,653		$258,124		$242,307
__________

(1)	Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
COVID-19 Customer Assistance Programs and Loan Modifications
In response to the COVID-19 pandemic, the Federal Banking Agencies supported banking organizations that are taking actions to assist customers in a prudent, safe and sound manner, including through loan modifications. As part of our response to the COVID-19 pandemic, we are offering programs to accommodate customer hardship across our lines of business.

47	Capital One Financial Corporation (COF)

•	Credit Card
For our domestic card customers excluding certain retail partnership portfolios, we are currently offering a one-month payment deferral program with an option to renew and fee waivers. Card loans enrolled in the deferral program continue to accrue interest. Their delinquency status is generally frozen at the time of enrollment and upon exiting the program, resumes to the status at the time of enrollment. Through June 30, 2020, excluding certain retail partnership portfolios, we have enrolled 2% of active accounts representing $3.0 billion of loans outstanding, and approximately 92% of these customers were current at the time of their first enrollment. As of June 30, 2020, approximately 0.2% of these customers, or $360 million of loans outstanding, have been approved to skip their upcoming payment and have not made that payment.
For our international card customers, we also offer short-term payment deferrals and fee waivers. Loans enrolled in the deferral program continue to accrue interest. As of June 30, 2020, $307 million of loans were enrolled in this program.

•	Consumer Banking
For our auto customers, we are currently offering short-term payment extensions with an option to renew and fee waivers. Auto loans enrolled in short-term payment extensions continue to accrue interest. The contractual term of the loan is extended by the length of the short-term payment extension and the delinquency status is updated to reflect the revised terms of the loan. For customers that were delinquent at the time of enrollment, their delinquency status is reduced commensurate with the length of the short-term payment extension. Through June 30, 2020, we have enrolled a total of 14.1% of accounts representing $10.2 billion of loans outstanding, and approximately 75% of these customers were current at the time of their first enrollment. As of June 30, 2020, approximately 1.2% of these customers, representing $893 million of loans outstanding, have been approved to skip their upcoming payment and have not made that payment.
For our retail banking customers, we are currently offering fee waivers and short-term payment deferrals. We also participated in the Paycheck Protection Program (“PPP”) for our small business banking customers. As of June 30, 2020, $272 million of loans were enrolled in the short-term payment deferral program and $931 million of loans were enrolled in the PPP.

•	Commercial Banking
For our commercial banking customers, our offerings are more customized, but generally include short-term payment deferrals. Performing loans enrolled in short-term payment deferrals continue to accrue interest, and principal and interest are due at maturity. Loans remain in their delinquency status as of their modification date through the deferment period. Internal risk ratings are assigned based on relevant information about the ability of the borrower to repay their debt. Similarly, we also participated in the PPP for our commercial clients. As of June 30, 2020, approximately $2.5 billion of loans were enrolled in the short-term payment deferral program and $231 million of loans were enrolled in the PPP.
Additional guidance issued by the Federal Banking Agencies and contained in the CARES Act provides banking organizations with TDR relief for modifications of current borrowers impacted by the COVID-19 pandemic. We assessed all loan modifications introduced to current borrowers in response to COVID-19 as of June 30, 2020, and followed guidance that such eligible loan modifications made on a temporary and good faith basis are not considered TDRs.

48	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 28 presents our recorded investment of loans modified in TDRs as of June 30, 2020 and December 31, 2019, which excludes loan modifications that do not meet the definition of a TDR and Purchased credit-deteriorated (“PCD”) loans, which we track and report separately.
Table 28: Troubled Debt Restructurings

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$585	31.8%	$630	38.1%
International card businesses	185	10.0	201	12.2
Total credit card	770	41.8	831	50.3
Consumer banking:
Auto	480	26.1	346	20.9
Retail banking	23	1.2	24	1.5
Total consumer banking	503	27.3	370	22.4
Commercial banking	568	30.9	451	27.3
Total	$1,841	100.0%	$1,652	100.0%
Status of TDRs:
Performing	$1,552	84.3%	$1,347	81.5%
Nonperforming	289	15.7	305	18.5
Total	$1,841	100.0%	$1,652	100.0%
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

49	Capital One Financial Corporation (COF)

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
Table 29 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2020 and 2019, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries. The cumulative effects from adoption of the CECL standard and the change to include our finance charge and fee reserve in the allowance for credit losses are included in Table 29 and Table 30 below.

50	Capital One Financial Corporation (COF)

Table 29: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2020	$9,806	$540	$10,346	$2,058	$96	$2,154	$1,573	$14,073
Charge-offs	(1,493)	(119)	(1,612)	(399)	(17)	(416)	(103)	(2,131)
Recoveries(1)	350	51	401	220	4	224	1	626
Net charge-offs	(1,143)	(68)	(1,211)	(179)	(13)	(192)	(102)	(1,505)
Provision for credit losses	2,906	38	2,944	847	29	876	432	4,252
Allowance build (release) for credit losses	1,763	(30)	1,733	668	16	684	330	2,747
Other changes(2)	—	12	12	—	—	—	—	12
Balance as of June 30, 2020	11,569	522	12,091	2,726	112	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of March 31, 2020	—	—	—	—	—	—	223	223
Benefit for losses on unfunded lending commitments	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2020	—	—	—	—	—	—	218	218
Combined allowance and reserve as of June 30, 2020	$11,569	$522	$12,091	$2,726	$112	$2,838	$2,121	$17,050

	Six Months Ended June 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(3)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(3,208)	(253)	(3,461)	(875)	(37)	(912)	(215)	(4,588)
Recoveries(1)	734	80	814	466	8	474	4	1,292
Net charge-offs	(2,474)	(173)	(2,647)	(409)	(29)	(438)	(211)	(3,296)
Provision for credit losses	6,370	276	6,646	1,674	62	1,736	1,237	9,619
Allowance build for credit losses	3,896	103	3,999	1,265	33	1,298	1,026	6,323
Other changes(2)	—	(6)	(6)	—	—	—	—	(6)
Balance as of June 30, 2020	11,569	522	12,091	2,726	112	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	46	46
Balance as of June 30, 2020	—	—	—	—	—	—	218	218
Combined allowance and reserve as of June 30, 2020	$11,569	$522	$12,091	$2,726	$112	$2,838	$2,121	$17,050

51	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of March 31, 2019	$5,141	$427	$5,568	$1,002	$60	$1,062	$683	$7,313
Charge-offs	(1,580)	(131)	(1,711)	(401)	(22)	(423)	(23)	(2,157)
Recoveries(1)	340	51	391	246	5	251	7	649
Net charge-offs	(1,240)	(80)	(1,320)	(155)	(17)	(172)	(16)	(1,508)
Provision for loan and lease losses	1,024	71	1,095	150	15	165	69	1,329
Allowance build (release) for loan and lease losses	(216)	(9)	(225)	(5)	(2)	(7)	53	(179)
Other changes(2)	—	(1)	(1)	—	—	—	—	(1)
Balance as of June 30, 2019	4,925	417	5,342	997	58	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of March 31, 2019	—	—	—	—	4	4	127	131
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	13	13
Balance as of June 30, 2019	—	—	—	—	4	4	140	144
Combined allowance and reserve as of June 30, 2019	$4,925	$417	$5,342	$997	$62	$1,059	$876	$7,277

	Six Months Ended June 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(3,232)	(261)	(3,493)	(850)	(44)	(894)	(43)	(4,430)
Recoveries(1)	698	111	809	492	9	501	13	1,323
Net charge-offs	(2,534)	(150)	(2,684)	(358)	(35)	(393)	(30)	(3,107)
Provision for loan and lease losses	2,315	169	2,484	365	35	400	129	3,013
Allowance build (release) for loan and lease losses	(219)	19	(200)	7	—	7	99	(94)
Other changes(2)	—	7	7	—	—	—	—	7
Balance as of June 30, 2019	4,925	417	5,342	997	58	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	22	22
Balance as of June 30, 2019	—	—	—	—	4	4	140	144
Combined allowance and reserve as of June 30, 2019	$4,925	$417	$5,342	$997	$62	$1,059	$876	$7,277
__________

(1)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.

(2)	Represents foreign currency translation adjustments.

(3)
Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

52	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 30 presents the allowance coverage ratios as of June 30, 2020 and December 31, 2019.
Table 30: Allowance Coverage Ratios

	June 30, 2020			December 31, 2019
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Loan and Lease Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$12,091	$2,955	409.20%	$5,395	$5,009	107.70%
Consumer Banking	2,838	2,323	122.15	1,038	4,627	22.42
Commercial Banking	1,903	660	288.41	775	448	173.20
Total	$16,832	251,512	6.69	$7,208	265,809	2.71
__________

(1)
Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.

Our allowance for credit losses increased by $9.6 billion to $16.8 billion, and our allowance coverage ratio increased by 398 basis points to 6.69% as of June 30, 2020 from December 31, 2019, driven by the allowance build from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as the adoption of the CECL standard.

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
Table 31 below presents the composition of our liquidity reserves as of June 30, 2020 and December 31, 2019.
Table 31: Liquidity Reserves

(Dollars in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$55,818	$13,407
Investment securities available for sale, at fair value	87,859	79,213
FHLB borrowing capacity secured by loans	11,425	10,835
Outstanding FHLB advances and letters of credit secured by loans	(159)	(7,210)
Investment securities encumbered for Public Funds and others	(5,797)	(5,688)
Total liquidity reserves	$149,146	$90,557
Our liquidity reserves increased by $58.6 billion to $149.1 billion as of June 30, 2020 from December 31, 2019 primarily driven by an increase in our cash balances throughout the second quarter of 2020 from deposit growth. See “MD&A—Risk Management” in our 2019 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2020 was 146%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K and “MD&A—Supervision and Regulation” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for additional information.

53	Capital One Financial Corporation (COF)

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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of June 30, 2020, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $17.9 billion, of which $17.7 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $30 million and $328 million as of June 30, 2020 and December 31, 2019, respectively, which was determined in part based on our outstanding advances. As of June 30, 2020, we pledged loans to secure a borrowing capacity of $22.2 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both June 30, 2020 and December 31, 2019.
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

54	Capital One Financial Corporation (COF)

Deposits
Table 32 provides a comparison of average balances, interest expense and average deposit interest rates for the second quarter and first six months of 2020 and 2019.
Table 32: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$36,105	$28	0.31%	$34,780	$77	0.89%
Saving deposits(2)	180,103	372	0.83	154,524	526	1.37
Time deposits less than $100,000	28,607	138	1.94	26,214	182	2.78
Total interest-bearing core deposits	244,815	538	0.88	215,518	785	1.46
Time deposits of $100,000 or more	16,441	73	1.77	14,934	85	2.29
Total interest-bearing deposits	$261,256	$611	0.94	$230,452	$870	1.51

	Six Months Ended June 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$35,234	$81	0.46%	$34,759	$148	0.86%
Saving deposits(2)	171,082	798	0.94	154,029	1,025	1.34
Time deposits less than $100,000	27,908	295	2.13	26,249	358	2.75
Total interest-bearing core deposits	234,224	1,174	1.01	215,037	1,531	1.44
Time deposits of $100,000 or more	16,961	168	1.99	13,983	156	2.25
Total interest-bearing deposits	$251,185	$1,342	1.07	$229,020	$1,687	1.47
__________

(1)	Includes negotiable order of withdrawal accounts.

(2)	Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of June 30, 2020 and December 31, 2019, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”

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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $6.7 billion to $573 million as of June 30, 2020 from December 31, 2019 driven by repayments of our short-term FHLB advances.

55	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $4.1 billion to $44.3 billion as of June 30, 2020 from December 31, 2019 primarily due to the repurchase of a portion of our senior unsecured debt and net maturities in our credit card securitization program. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the second quarter and first six months of 2020 and 2019.
Table 33: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Securitized debt obligations	$—	$1,123	$1,383	$3,537
Senior and subordinated notes	2,000	1,411	5,592	750
FHLB advances	—	—	—	1
Total	$2,000	$2,534	$6,975	$4,288

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Securitized debt obligations	$1,250	$2,623	$3,593	$4,126
Senior and subordinated notes	4,000	2,661	7,092	2,500
FHLB advances	—	—	—	251
Total	$5,250	$5,284	$10,685	$6,877
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2020 and December 31, 2019.
Table 34: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2020			December 31, 2019
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of July 23, 2020, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”), and Fitch Ratings (“Fitch”) have us on a negative outlook.

MARKET RISK PROFILE
Market risk is the risk of economic loss in the value of our financial instruments due to changes in market factors. Our primary market risk exposures include interest rate risk, foreign exchange risk and commodity pricing risk. We are exposed to market risk primarily from the following operations and activities:

•	Traditional banking activities of deposit gathering and lending;

56	Capital One Financial Corporation (COF)

•	Asset/liability management activities including the management of investment securities, short-term and long-term borrowings and derivatives;

•	Foreign operations in the U.K. and Canada within our Credit Card business; and

•	Customer accommodation activities within our Commercial Banking business.
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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. At the current level of interest rates, our interest rate sensitive revenue is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has increased relative to December 2019 mainly due to the decline in interest rates and the growth in deposits and cash that we experienced in the first half of 2020.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increases in higher rate scenarios and decreases in lower interest rate scenarios. Similar to the changes in net interest income sensitivity, our current economic value of equity sensitivity to upward shocks has also increased since December 2019 mainly due to the decline in interest rates and the growth in deposits and cash that we experienced in the first half of 2020.

57	Capital One Financial Corporation (COF)

Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of June 30, 2020 and December 31, 2019. In instances where a declining interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario.
Table 35: Interest Rate Sensitivity Analysis

	June 30, 2020	December 31, 2019
Estimated impact on projected baseline net interest income:
+200 basis points	7.6%	1.8%
+100 basis points	5.3	1.3
+50 basis points	2.7	1.1
–50 basis points	(1.4)	(0.5)
Estimated impact on economic value of equity:
+200 basis points	12.1	(3.6)
+100 basis points	10.5	0.5
+50 basis points	6.5	0.8
–50 basis points	(10.5)	(2.4)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 516 million GBP and 761 million GBP as of June 30, 2020 and December 31, 2019, respectively, and 5.4 billion CAD and 6.6 billion CAD as of June 30, 2020 and December 31, 2019, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR and 1.2 billion EUR as of June 30, 2020 and December 31, 2019, respectively.

58	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both June 30, 2020 and December 31, 2019, and 1.4 billion CAD as of both June 30, 2020 and December 31, 2019.
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
We have exposures to LIBOR, including loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. To facilitate an orderly transition from LIBOR, we have established a company-wide, cross-functional initiative to oversee and manage our transition away from LIBOR and other Interbank Offered Rates (“IBORs”) to alternative reference rates. We have made progress on our transition efforts as we:

•	implemented a robust governance framework and transition planning;

•	completed initial assessment of exposures in products, legal contracts, systems, models and processes;

•	included LIBOR transition language (“fallback language”) for new legal contracts/agreements; and

•	started issuing securities with SOFR-based features in 2020.
We also continue to focus our transition efforts on:

•	reviewing existing legal contracts/agreements and assessing fallback language impacts;

•	monitoring of our LIBOR exposure;

•	assessing internal operational readiness and risk management;

•	implementing necessary updates to our infrastructure including systems, models, valuation tools and processes;

•	engaging with our clients, industry working groups, and regulators; and

•	monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.

59	Capital One Financial Corporation (COF)

For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business” in our 2019 Form 10-K.

SUPERVISION AND REGULATION
Dividends and Stock Repurchases Update
On June 25, 2020, the Federal Reserve released the stress testing results for the 2020 CCAR cycle, including additional sensitivity analyses conducted due to the COVID-19 pandemic. The Federal Reserve has required all participating banks, including us, to update and resubmit their capital plans later this year. Pursuant to the Federal Reserve’s capital plan rule, a participating bank, such as us, is prohibited from making capital distributions without the prior approval of the Federal Reserve following an event requiring the resubmission of its capital plan. See “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” for more information.
Supplementary Leverage Ratio
In April 2020, as part of the response to the COVID-19 pandemic, the Federal Reserve issued an interim final rule that temporarily excludes U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio (“SLR”) for bank holding companies. These exclusions became effective on April 1, 2020, and will remain in effect through March 31, 2021. The SLR for the Company as of June 30, 2020 reflects these exclusions.
Subsequently, in May 2020, the Federal Banking Agencies issued an interim final rule that provides an option for depository institutions to make similar exclusions to the calculation of the SLR. If a depository institution elects to make such exclusions, it must request prior approval from its primary federal banking regulator before making capital distributions, such as paying dividends to its parent company, for as long as the exclusions are in effect. Neither CONA nor COBNA elected to make such exclusions. Accordingly, the SLRs for CONA and COBNA presented in this Report do not reflect any such exclusions.
Derivatives Activities
Title VII of the Dodd-Frank Act establishes a regulatory framework for the governance of the over-the-counter derivatives market, including swaps and security-based swaps and the registration of certain market participants as a swap dealer (an “SD”). CONA plans to register with the Commodity Futures Trading Commission (the “CFTC”) as an SD in the third quarter of this year. Registration as an SD subjects CONA to an enhanced and heightened regulatory regime with respect to its swaps and other derivatives activities. CONA will be subject to the OCC rules concerning capital and margin requirements for SDs, including the mandatory exchange of variation margin and initial margin with certain counterparties. Additionally, as a provisionally registered SD, CONA will be subject to the CFTC’s rules regarding business conduct standards, recordkeeping obligations, regulatory reporting and procedures relating to swaps trading. CONA’s swaps and other derivatives activities will not require it to register with the SEC as a security-based swap dealer.
We provided additional information on our Supervision and Regulation in our 2019 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 under “MD&A—Supervision and Regulation.”

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

60	Capital One Financial Corporation (COF)

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

61	Capital One Financial Corporation (COF)

investigations, as discussed in “MD&A—Introduction—Cybersecurity Incident” and “Note 13—Commitments, Contingencies, Guarantees and Others”;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.

62	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	June 30, 2020	December 31, 2019
Tangible Common Equity (Period-End):
Stockholders’ equity	$56,045	$58,011
Goodwill and intangible assets(1)	(14,869)	(14,932)
Noncumulative perpetual preferred stock	(5,209)	(4,853)
Tangible common equity	$35,967	$38,226
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$57,623	$58,148
Goodwill and intangible assets(1)	(14,880)	(14,967)
Noncumulative perpetual preferred stock	(5,209)	(5,506)
Tangible common equity	$37,534	$37,675
Tangible Assets (Period-End):
Total assets	$421,296	$390,365
Goodwill and intangible assets(1)	(14,869)	(14,932)
Tangible assets	$406,427	$375,433
Tangible Assets (Quarterly Average):
Total assets	$411,075	$383,162
Goodwill and intangible assets(1)	(14,880)	(14,967)
Tangible assets	$396,195	$368,195
Non-GAAP Ratio:
Tangible common equity(2)	8.8%	10.2%
__________

(1)	Includes impact of related deferred taxes.

(2)	Tangible common equity (“TCE”) ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

63	Capital One Financial Corporation (COF)

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

64	Capital One Financial Corporation (COF)

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
Master netting arrangements: An agreement between two counterparties that have multiple contracts with each other that provides for the net settlement of all contracts through a single payment in the event of default or termination of any one contract.
Mortgage-backed security (“MBS”): An asset-backed security whose cash flows are backed by the principal and interest payments of a set of mortgage loans.

65	Capital One Financial Corporation (COF)

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

66	Capital One Financial Corporation (COF)

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

67	Capital One Financial Corporation (COF)

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
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation

68	Capital One Financial Corporation (COF)

Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
OCC: Office of the Comptroller of the Currency
OTC: Over-the-counter
PCA: Prompt corrective action
PCD: Purchased credit-deteriorated
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PPI: Payment protection insurance
PPP: Paycheck Protection Program
RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SD: Swap dealer
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America

69	Capital One Financial Corporation (COF)

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2020	2019	2020	2019
Interest income:
Loans, including loans held for sale	$5,820	$6,383	$12,362	$12,751
Investment securities	482	629	1,012	1,284
Other	16	64	53	133
Total interest income	6,318	7,076	13,427	14,168
Interest expense:
Deposits	611	870	1,342	1,687
Securitized debt obligations	56	139	155	282
Senior and subordinated notes	180	310	419	624
Other borrowings	11	11	26	38
Total interest expense	858	1,330	1,942	2,631
Net interest income	5,460	5,746	11,485	11,537
Provision for credit losses	4,246	1,342	9,669	3,035
Net interest income after provision for credit losses	1,214	4,404	1,816	8,502
Non-interest income:
Interchange fees, net	672	820	1,424	1,578
Service charges and other customer-related fees	258	352	585	705
Net securities gains	0	15	0	39
Other	166	191	311	348
Total non-interest income	1,096	1,378	2,320	2,670
Non-interest expense:
Salaries and associate benefits	1,704	1,558	3,331	3,131
Occupancy and equipment	523	521	1,040	1,014
Marketing	273	546	764	1,063
Professional services	304	314	591	605
Communications and data processing	308	329	610	632
Amortization of intangibles	16	29	38	59
Other	642	482	1,125	946
Total non-interest expense	3,770	3,779	7,499	7,450
Income (loss) from continuing operations before income taxes	(1,460)	2,003	(3,363)	3,722
Income tax provision (benefit)	(543)	387	(1,106)	696
Income (loss) from continuing operations, net of tax	(917)	1,616	(2,257)	3,026
Income (loss) from discontinued operations, net of tax	(1)	9	(1)	11
Net income (loss)	(918)	1,625	(2,258)	3,037
Dividends and undistributed earnings allocated to participating securities	(1)	(12)	(4)	(24)
Preferred stock dividends	(90)	(80)	(145)	(132)
Issuance cost for redeemed preferred stock	0	0	(22)	0
Net income (loss) available to common stockholders	$(1,009)	$1,533	$(2,429)	$2,881
Basic earnings per common share:
Net income (loss) from continuing operations	$(2.21)	$3.24	$(5.31)	$6.11
Income from discontinued operations	0.00	0.02	0.00	0.02
Net income (loss) per basic common share	$(2.21)	$3.26	$(5.31)	$6.13
Diluted earnings per common share:
Net income (loss) from continuing operations	$(2.21)	$3.22	$(5.31)	$6.08
Income from discontinued operations	0.00	0.02	0.00	0.02
Net income (loss) per diluted common share	$(2.21)	$3.24	$(5.31)	$6.10

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Net income (loss)	$(918)	$1,625	$(2,258)	$3,037
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale	222	272	1,446	564
Net unrealized gains on hedging relationships	57	537	1,431	814
Foreign currency translation adjustments	23	15	(44)	45
Net changes in securities held to maturity	0	6	0	12
Other	0	0	0	(2)
Other comprehensive income, net of tax	302	830	2,833	1,433
Comprehensive income (loss)	$(616)	$2,455	$575	$4,470

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,583	$4,129
Interest-bearing deposits and other short-term investments	51,235	9,278
Total cash and cash equivalents	55,818	13,407
Restricted cash for securitization investors	740	342
Securities available for sale (amortized cost of $84.7 billion and allowance for credit losses of $3 million as of June 30, 2020)	87,859	79,213
Loans held for investment:
Unsecuritized loans held for investment	222,310	231,992
Loans held in consolidated trusts	29,202	33,817
Total loans held for investment	251,512	265,809
Allowance for credit losses	(16,832)	(7,208)
Net loans held for investment	234,680	258,601
Loans held for sale ($668 million and $251 million carried at fair value at June 30, 2020 and December 31, 2019, respectively)	711	400
Premises and equipment, net	4,324	4,378
Interest receivable	1,574	1,758
Goodwill	14,645	14,653
Other assets	20,945	17,613
Total assets	$421,296	$390,365

Liabilities:
Interest payable	$380	$439
Deposits:
Non-interest-bearing deposits	29,055	23,488
Interest-bearing deposits	275,183	239,209
Total deposits	304,238	262,697
Securitized debt obligations	15,761	17,808
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	573	314
Senior and subordinated notes	28,481	30,472
Other borrowings	85	7,103
Total other debt	29,139	37,889
Other liabilities	15,733	13,521
Total liabilities	365,251	332,354
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 5,350,000 and 4,975,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 677,226,807 and 672,969,391 shares issued as of June 30, 2020 and December 31, 2019, respectively; 456,335,486 and 456,562,399 shares outstanding as of June 30, 2020 and December 31, 2019, respectively)	7	7
Additional paid-in capital, net	33,556	32,980
Retained earnings	35,361	40,340
Accumulated other comprehensive income	3,981	1,156
Treasury stock, at cost (par value $.01 per share; 220,891,321 and 216,406,992 shares as of June 30, 2020 and December 31, 2019, respectively)	(16,860)	(16,472)
Total stockholders’ equity	56,045	58,011
Total liabilities and stockholders’ equity	$421,296	$390,365

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						(1,340)	2,531		1,191
Dividends—common stock(1)			23,213	0	2	(187)			(185)
Dividends—preferred stock						(55)			(55)
Purchases of treasury stock								(386)	(386)
Issuances of common stock and restricted stock, net of forfeitures			2,618,628	0	63				63
Exercises of stock options			559,333	0	20				20
Issuances of preferred stock	1,250,000	0			1,209				1,209
Redemptions of preferred stock	(875,000)	0			(853)	(22)			(875)
Compensation expense for restricted stock units and stock options					29				29
Balance as of March 31, 2020	5,350,000	$0	676,170,565	$7	$33,450	$36,552	$3,679	$(16,858)	$56,830
Comprehensive income (loss)						(918)	302		(616)
Dividends—common stock(1)			6,521	0	0	(183)			(183)
Dividends—preferred stock						(90)			(90)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			1,041,311	0	58				58
Exercises of stock options			8,410	0	0				0
Compensation expense for restricted stock units and stock options					48				48
Balance as of June 30, 2020	5,350,000	$0	677,226,807	$7	$33,556	$35,361	$3,981	$(16,860)	$56,045

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						1,412	603		2,015
Dividends—common stock(1)			32,700	0	3	(194)			(191)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(65)	(65)
Issuances of common stock and restricted stock, net of forfeitures			2,641,635	0	52				52
Exercises of stock options			5,000	0	0				0
Compensation expense for restricted stock units and stock options					65				65
Balance as of March 31, 2019	4,475,000	$0	670,648,404	$7	$32,160	$37,030	$(660)	$(15,056)	$53,481
Comprehensive income						1,625	830		2,455
Dividends—common stock(1)			8,680	0	1	(189)			(188)
Dividends—preferred stock						(80)			(80)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			745,017	0	46				46
Exercises of stock options			4,000	0	0				0
Compensation expense for restricted stock units and stock options					55				55
Balance as of June 30, 2019	4,475,000	$0	671,406,101	$7	$32,262	$38,386	$170	$(15,058)	$55,767
_________

(1)	We declared dividend per share on our common stock of $0.40 in the second quarter of 2020 and 2019, and $0.80 in the first six months of 2020 and 2019.

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Operating activities:
Income (loss) from continuing operations, net of tax	$(2,257)	$3,026
Income (loss) from discontinued operations, net of tax	(1)	11
Net income (loss)	(2,258)	3,037
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	9,669	3,035
Depreciation and amortization, net	1,804	1,585
Deferred tax benefit	(1,574)	(15)
Net securities losses (gains)	0	(39)
Gain on sales of loans	(11)	(57)
Stock-based compensation expense	74	129
Other	(7)	0
Loans held for sale:
Originations and purchases	(4,347)	(5,371)
Proceeds from sales and paydowns	4,002	4,869
Changes in operating assets and liabilities:
Changes in interest receivable	184	70
Changes in other assets	954	1,251
Changes in interest payable	(59)	(21)
Changes in other liabilities	783	634
Net change from discontinued operations	1	0
Net cash from operating activities	9,215	9,107
Investing activities:
Securities available for sale:
Purchases	(14,568)	(5,674)
Proceeds from paydowns and maturities	9,113	3,362
Proceeds from sales	144	3,983
Securities held to maturity:
Purchases	0	(396)
Proceeds from paydowns and maturities	0	1,657
Loans:
Net changes in loans held for investment	9,797	(3,395)
Principal recoveries of loans previously charged off	1,292	1,323
Net purchases of premises and equipment	(342)	(396)
Net cash from other investing activities	(377)	(589)
Net cash from investing activities	5,059	(125)

See Notes to Consolidated Financial Statements.
76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Financing activities:
Deposits and borrowings:
Changes in deposits	$41,234	$4,513
Issuance of securitized debt obligations	1,248	2,617
Maturities and paydowns of securitized debt obligations	(3,593)	(4,126)
Issuance of senior and subordinated notes and long-term FHLB advances	3,987	2,646
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(7,156)	(2,751)
Changes in other borrowings	(6,759)	(9,069)
Common stock:
Net proceeds from issuances	121	98
Dividends paid	(368)	(379)
Preferred stock:
Net proceeds from issuances	1,209	0
Dividends paid	(145)	(132)
Redemptions	(875)	0
Purchases of treasury stock	(388)	(67)
Proceeds from share-based payment activities	20	0
Net cash from financing activities	28,535	(6,650)
Changes in cash, cash equivalents and restricted cash for securitization investors	42,809	2,332
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,749	13,489
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$56,558	$15,821
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$(36)	$1,428
Interest paid	2,088	2,411
Income tax paid	137	181

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of June 30, 2020, our principal subsidiaries included:

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
Income Taxes
Our effective tax rates in the second quarter and first six months of 2020 were computed utilizing the estimated annual effective tax rate method and were driven by the relationship of our tax credits in proportion to our pre-tax earnings. We changed our methodology from the year-to-date method utilized in the first quarter of 2020 due to passage of time as we recorded two quarters of actual results that reduced forecast variability for the remainder of the year.
Significant Accounting Policies Impacted by our Adoption of the CECL Standard
In the first quarter of 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL standard”) and updated the below significant accounting policies.

78	Capital One Financial Corporation (COF)

Investment Securities
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have any securities that were classified as held to maturity as of June 30, 2020.
We report securities available for sale on our consolidated balance sheets at fair value. The amortized cost of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest, amortization of premiums, discounts, and net deferred fees and costs, collection of cash, and charge-offs. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets. Unrealized gains or losses are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). Unamortized premiums, discounts and other basis adjustments for available for sale securities are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of investment securities available for sale on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first-in first-out method of identification, and are included in non-interest income in our consolidated statements of income.
An individual debt security is impaired when the fair value of the security is less than its amortized cost. If we intend to sell an available for sale security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, any allowance for credit losses is reversed through our provision for credit losses and the difference between the amortized cost basis of the security and its fair value is recognized in our consolidated statements of income.
For impaired debt securities that we have both the intent and ability to hold, the securities are evaluated to determine if a credit loss exists. The allowance for credit losses on our investment securities is recognized through our provision for credit losses and limited by the unrealized losses of a security measured as the difference between the security’s amortized cost and fair value. See further discussion below under the “Allowance for Credit Losses - Available for Sale Investment Securities” section of this Note.
Our investment portfolio also includes certain debt securities that, at the time of purchase, had experienced a more-than-insignificant deterioration in credit quality since origination. Such debt securities are accounted for in accordance with accounting guidance for purchased financial assets with credit deterioration and are herein referred to as purchased credit-deteriorated (“PCD”) securities.
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

79	Capital One Financial Corporation (COF)

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
We account for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination. We also account for loans under this guidance when the loans were previously accounted for under the accounting guidance for purchased credit impaired loans and debt securities (“PCI”) prior to our adoption of Accounting Standards Codification (“ASC”)

80	Capital One Financial Corporation (COF)

326, Financial Instruments-Credit Losses, on January 1, 2020. We refer to these loans which are accounted for under accounting guidance for purchased financial assets with more-than-insignificant deterioration in credit quality since origination as “PCD loans”.
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
Charge-Offs - Loans

81	Capital One Financial Corporation (COF)

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

82	Capital One Financial Corporation (COF)

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
For consumer banking and commercial banking loans, the contractual period typically does not include renewals or extensions because the renewals and extensions are generally not at the borrower’s exclusive option to exercise. Management has determined that the undrawn credit exposure that is associated with our credit card loans is unconditionally cancellable. For this reason, expected credit losses are measured based on the drawn balance at each quarterly measurement date, but not on the undrawn exposure. Because credit card loans do not have a defined contractual life, management estimates both the volume and application of payments to determine a contractual life of the drawn balance at the measurement date over which expected credit losses are developed for credit card loans.
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

83	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses - Available for Sale Investment Securities
When an investment security available for sale is impaired due to credit factors, we recognize a provision for credit losses on our consolidated statements of income and an allowance for credit losses on the consolidated balance sheet. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have an allowance for credit losses as the investment security could be sold at its fair value to prevent realization of credit losses. We exclude accrued interest from the fair value and amortized cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.
For certain of our securities available for sale, we have determined that there is no risk of impairment due to credit factors. These investment securities include high quality debt instruments that are issued and guaranteed by the United States government and its agencies or are issued through certain government-sponsored enterprises. Management performs periodic assessments to reevaluate this conclusion by considering any changes in historical losses, current conditions, and reasonable and supportable forecasts.
We evaluate impairment on a quarterly basis at the individual security level and determine whether any portion of the decline in fair value is due to a credit loss. We make this determination through the use of quantitative and qualitative analyses. Our qualitative analysis includes factors such as the extent to which fair value is less than amortized cost, any changes in the security’s credit

84	Capital One Financial Corporation (COF)

rating, past defaults or delayed payments, and adverse conditions impacting the security or issuer. A credit loss exists to the extent that management does not expect to recover the amortized cost basis.
For investment securities which require further assessment, we perform a quantitative analysis using a discounted cash flow methodology and compare the present value of expected future cash flows from the security available for sale to the security’s amortized cost basis. Projected future cash flows reflect management’s best estimate and is based on our understanding of past events, current conditions, reasonable and supportable forecasts, and are discounted by the security’s effective interest rate adjusted for expected prepayments. The allowance for credit losses for investment securities reflects the difference by which the amortized cost basis exceeds the present value of future cash flows and is limited to the amount by which the security’s amortized cost exceeds its fair value. See “Note 2—Investment Securities” for additional information.
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

85	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Six Months Ended June 30, 2020

Standard	Guidance	Adoption Timing and Financial Statement Impacts
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

86	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. Treasury securities, U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 97% and 96% of our total investment securities portfolio as of June 30, 2020 and December 31, 2019, respectively.
In the first quarter of 2020, we adopted the CECL standard. For purchased credit-deteriorated (“PCD”) securities, this resulted in an increase of their amortized cost basis and related allowance for credit losses. However, the allowance for credit losses for PCD securities is limited to the amount by which the amortized cost basis of the PCD security exceeds its fair value. This limitation resulted in an increase of $11 million to our retained earnings with a corresponding decrease in AOCI at adoption. We exclude accrued interest receivable from the amortized cost disclosed in this note. Our disclosures below reflect these adoption changes. Prior period presentation was not reclassified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2020 and December 31, 2019. Accrued interest receivable of $233 million as of June 30, 2020 is not included in the below table.
Table 2.1: Investment Securities Available for Sale

	June 30, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,353	$0	$12	$(3)	$4,362
RMBS:
Agency	68,223	0	2,541	(77)	70,687
Non-agency	1,144	(3)	187	(1)	1,327
Total RMBS	69,367	(3)	2,728	(78)	72,014
Agency CMBS	9,940	0	469	(9)	10,400
Other securities(1)	1,082	0	2	(1)	1,083
Total investment securities available for sale	$84,742	$(3)	$3,211	$(91)	$87,859

	December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,122	$6	$(4)	$4,124
RMBS:
Agency	62,003	1,120	(284)	62,839
Non-agency	1,235	266	(2)	1,499
Total RMBS	63,238	1,386	(286)	64,338
Agency CMBS	9,303	165	(42)	9,426
Other securities(1)	1,321	4	0	1,325
Total investment securities available for sale	$77,984	$1,561	$(332)	$79,213
__________

(1)	Includes primarily supranational bonds, foreign government bonds and other asset-backed securities.

87	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019. The amounts as of June 30, 2020 only include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,812	$(3)	$0	$0	$2,812	$(3)
RMBS:
Agency	2,732	(30)	3,210	(47)	5,942	(77)
Non-agency	14	0	2	0	16	0
Total RMBS	2,746	(30)	3,212	(47)	5,958	(77)
Agency CMBS	644	(3)	724	(6)	1,368	(9)
Other securities(1)	677	(1)	5	0	682	(1)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$6,879	$(37)	$3,941	$(53)	$10,820	$(90)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,647	$(4)	$0	$0	$2,647	$(4)
RMBS:
Agency	10,494	(92)	10,567	(192)	21,061	(284)
Non-agency	35	(1)	16	(1)	51	(2)
Total RMBS	10,529	(93)	10,583	(193)	21,112	(286)
Agency CMBS	2,580	(23)	1,563	(19)	4,143	(42)
Other securities(1)	126	0	106	0	232	0
Total investment securities available for sale in a gross unrealized loss position	$15,882	$(120)	$12,252	$(212)	$28,134	$(332)
__________

(1)	Includes primarily supranational bonds,foreign government bonds, and other asset-backed securities.

(2)	Consists of approximately 350 securities in gross unrealized loss positions as of June 30, 2020.

88	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of June 30, 2020. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2020
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$0	$4,362	$0	$0	$4,362
RMBS(1):
Agency	0	82	963	69,642	70,687
Non-agency	0	0	0	1,327	1,327
Total RMBS	0	82	963	70,969	72,014
Agency CMBS(1)	6	2,550	4,262	3,582	10,400
Other securities	265	534	284	0	1,083
Total securities available for sale	$271	$7,528	$5,509	$74,551	$87,859
Amortized cost of securities available for sale	$270	$7,486	$5,271	$71,715	$84,742
Weighted-average yield for securities available for sale	1.15%	1.52%	2.38%	2.61%	2.49%
__________

(1)	As of June 30, 2020, the weighted-average expected maturities of RMBS and Agency CMBS are 3.6 years and 5.0 years, respectively.
Net Securities Gains or Losses and Process from Sales
We had no sales of securities for the three months ended June 30, 2020. For the six months ended June 30, 2020, total proceeds from the sale of our securities were $144 million and we recognized less than $1 million of gains. For the three and six months ended June 30, 2019, total proceeds from sale of our securities were $909 million and $4.0 billion, with gains of $15 million and $39 million, respectively.
Securities Pledged and Received
We pledged investment securities totaling $12.6 billion and $14.0 billion as of June 30, 2020 and December 31, 2019, respectively. These securities are primarily pledged to secure Federal Home Loan Banks (“FHLB”) advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both June 30, 2020 and December 31, 2019, related to our derivative transactions.

89	Capital One Financial Corporation (COF)

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
In the first quarter of 2020, we adopted the CECL standard. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information. Amounts as of June 30, 2020, include the impacts of COVID-19 customer assistance programs where applicable.
Accrued interest receivable of $1.3 billion as of June 30, 2020 is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2020 and December 31, 2019. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$96,666	$668	$554	$1,502	$2,724	$99,390
International card businesses	7,689	76	54	101	231	7,920
Total credit card	104,355	744	608	1,603	2,955	107,310
Consumer Banking:
Auto	61,043	1,517	582	177	2,276	63,319
Retail banking	3,346	20	11	16	47	3,393
Total consumer banking	64,389	1,537	593	193	2,323	66,712
Commercial Banking:
Commercial and multifamily real estate	30,667	137	118	31	286	30,953
Commercial and industrial	46,311	114	23	89	226	46,537
Total commercial banking	76,978	251	141	120	512	77,490
Total loans(1)	$245,722	$2,532	$1,342	$1,916	$5,790	$251,512
% of Total loans	97.7%	1.0%	0.5%	0.8%	2.3%	100.0%

90	Capital One Financial Corporation (COF)

	December 31, 2019
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$113,857	$1,341	$1,038	$2,277	$4,656	$93	$118,606
International card businesses	9,277	133	84	136	353	0	9,630
Total credit card	123,134	1,474	1,122	2,413	5,009	93	128,236
Consumer Banking:
Auto	55,778	2,828	1,361	395	4,584	0	60,362
Retail banking	2,658	24	8	11	43	2	2,703
Total consumer banking	58,436	2,852	1,369	406	4,627	2	63,065
Commercial Banking:
Commercial and multifamily real estate	30,157	43	20	4	67	21	30,245
Commercial and industrial	44,009	75	26	143	244	10	44,263
Total commercial banking	74,166	118	46	147	311	31	74,508
Total loans(1)	$255,736	$4,444	$2,537	$2,966	$9,947	$126	$265,809
% of Total loans	96.2%	1.6%	1.0%	1.1%	3.7%	0.1%	100.0%
__________

(1)	Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.1 billion as of both June 30, 2020 and December 31, 2019.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest and loans that are classified as nonperforming as of June 30, 2020 and December 31, 2019. We also present nonperforming loans without an allowance as of June 30, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2020			December 31, 2019
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,502	N/A	$0	$2,277	N/A
International card businesses	94	$23	0	130	$25
Total credit card	1,596	23	0	2,407	25
Consumer Banking:
Auto	0	260	0	0	487
Retail banking	0	24	2	0	23
Total consumer banking	0	284	2	0	510
Commercial Banking:
Commercial and multifamily real estate	14	167	162	0	38
Commercial and industrial	0	493	160	0	410
Total commercial banking	14	660	322	0	448
Total	$1,610	$967	$324	$2,407	$983
% of Total loans held for investment	0.6%	0.4%	0.1%	0.9%	0.4%
__________

(1)	We recognized interest income for loans classified as nonperforming of $5 million and $11 million for the three and six months ended June 30, 2020, respectively.

91	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of June 30, 2020.
Table 3.3: Credit Card Delinquency Status

	June 30, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$96,000	$666	$96,666
30-59 days	637	31	668
60-89 days	532	22	554
Greater than 90 days	1,475	27	1,502
Total domestic credit card	98,644	746	99,390

International card businesses:
Current	7,625	64	7,689
30-59 days	66	10	76
60-89 days	43	11	54
Greater than 90 days	87	14	101
Total international card businesses	7,821	99	7,920
Total credit card	$106,465	$845	$107,310

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of June 30, 2020 and December 31, 2019. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

92	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	June 30, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total	December 31, 2019
Auto—At origination FICO scores:(1)
Greater than 660	$6,968	$10,018	$6,099	$3,931	$1,879	$519	$29,414	$0	$0	$29,414	$28,773
621-660	3,028	4,436	2,549	1,569	721	233	12,536	0	0	12,536	11,924
620 or below	5,310	7,550	4,149	2,612	1,272	476	21,369	0	0	21,369	19,665
Total auto	15,306	22,004	12,797	8,112	3,872	1,228	63,319	0	0	63,319	60,362

Retail banking—Delinquency status:
Current	1,032	237	236	243	202	619	2,569	768	9	3,346	2,658
30-59 days	0	0	0	1	0	4	5	15	0	20	24
60-89 days	0	0	5	1	0	1	7	4	0	11	8
Greater than 90 days	0	0	0	3	2	3	8	8	0	16	11
Total retail banking(2)	1,032	237	241	248	204	627	2,589	795	9	3,393	2,701
Total consumer banking	$16,338	$22,241	$13,038	$8,360	$4,076	$1,855	$65,908	$795	$9	$66,712	$63,063
__________

(1)
Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

(2)	Includes the Paycheck Protection Program (“PPP”) loans of $931 million as of June 30, 2020.
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

93	Capital One Financial Corporation (COF)

The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of June 30, 2020 and December 31, 2019. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,466	$5,490	$3,587	$2,000	$2,217	$6,635	$22,395	$6,878	$0	$29,273
Criticized performing	69	163	343	211	216	456	1,458	55	0	1,513
Criticized nonperforming	0	11	30	0	4	122	167	0	0	167
Total commercial and multifamily real estate	2,535	5,664	3,960	2,211	2,437	7,213	24,020	6,933	0	30,953
Commercial and industrial
Noncriticized	4,879	10,234	4,758	3,078	1,998	3,814	28,761	12,774	73	41,608
Criticized performing	169	668	524	371	114	202	2,048	2,388	0	4,436
Criticized nonperforming	32	76	60	60	8	0	236	257	0	493
Total commercial and industrial	5,080	10,978	5,342	3,509	2,120	4,016	31,045	15,419	73	46,537
Total commercial banking(2)	$7,615	$16,642	$9,302	$5,720	$4,557	$11,229	$55,065	$22,352	$73	$77,490

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Internal risk rating:(1)
Noncriticized	$29,625	97.9%	$42,223	95.4%	$71,848	96.5%
Criticized performing	561	1.9	1,620	3.7	2,181	2.9
Criticized nonperforming	38	0.1	410	0.9	448	0.6
PCI loans	21	0.1	10	0.0	31	0.0
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________

(1)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

(2)	Includes PPP loans of $231 million as of June 30, 2020.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2020, we converted $89 million and $249 million of revolving loans to term loans, respectively, primarily in our domestic credit card loan portfolio.
Troubled Debt Restructurings
In response to the COVID-19 pandemic, the Federal Banking Agencies issued an interagency statement that provides banking organizations with additional guidance and relief on accounting for certain customer concessions related to COVID-19. Specifically, TDR accounting relief is available for short-term COVID-19-related modifications of loans that were not more than 30 days past due where concessions do not extend beyond six months. We assessed all loan modifications introduced to borrowers as of June 30, 2020 in response to COVID-19 and followed guidance that such eligible loan modifications made on a temporary and good faith basis in response to COVID-19 are not considered TDRs.
Total recorded TDRs were $1.8 billion and $1.7 billion as of June 30, 2020 and December 31, 2019, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.1 billion as of June 30, 2020

94	Capital One Financial Corporation (COF)

and December 31, 2019, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $349 million and $224 million as of June 30, 2020 and December 31, 2019, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $145 million and $178 million as of June 30, 2020 and December 31, 2019, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2020 and 2019.
Table 3.6: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended June 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$56	100%	15.41%	0%	0	0%	$0
International card businesses	28	100	26.56	0	0	0	0
Total credit card	84	100	19.14	0	0	0	0
Consumer Banking:
Auto	137	5	4.12	95	3	0	0
Retail banking	1	10	8.37	59	4	0	0
Total consumer banking	138	5	4.19	95	3	0	0
Commercial Banking:
Commercial and multifamily real estate	9	0	0.00	100	7	0	0
Commercial and industrial	181	0	0.00	52	8	9	7
Total commercial banking	190	0	0.00	55	8	8	7
Total	$412	22	17.96	57	5	4	$7

	Total Loans Modified(1)	Six Months Ended June 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$145	100%	16.05%	0%	0	0%	$0
International card businesses	79	100	27.05	0	0	0	0
Total credit card	224	100	19.94	0	0	0	0
Consumer Banking:
Auto	260	12	3.51	95	4	0	0
Retail banking	4	4	11.42	15	4	0	0
Total consumer banking	264	12	3.55	93	4	0	0
Commercial Banking:
Commercial and multifamily real estate	28	0	0.00	100	10	0	0
Commercial and industrial	188	0	0.00	50	8	8	7
Total commercial banking	216	0	0.00	57	9	7	7
Total	$704	36	17.90	52	5	2	$7

95	Capital One Financial Corporation (COF)

	Total Loans Modified(1)	Three Months Ended June 30, 2019
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$74	100%	16.60%	0%	0
International card businesses	40	100	27.25	0	0
Total credit card	114	100	20.32	0	0
Consumer Banking:
Auto	52	46	3.78	89	8
Retail banking	5	9	10.55	57	3
Total consumer banking	57	42	3.93	86	8
Commercial Banking:
Commercial and industrial	14	0	0.00	100	3
Total commercial lending	14	0	0.00	100	3
Small-ticket commercial real estate	1	0	0.00	0	0
Total commercial banking	15	0	0.00	98	3
Total	$186	75	17.45	34	7

	Total Loans Modified(1)	Six Months Ended June 30, 2019
		Reduced Interest Rate		Term Extension
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$172	100%	16.50%	0%	0
International card businesses	87	100	27.44	0	0
Total credit card	259	100	20.17	0	0
Consumer Banking:
Auto	124	41	3.81	90	7
Retail banking	6	10	10.91	61	3
Total consumer banking	130	39	3.90	89	7
Commercial Banking:
Commercial and multifamily real estate	34	100	0.00	0	0
Commercial and industrial	35	0	0.00	40	1
Total commercial lending	69	49	0.00	20	1
Small-ticket commercial real estate	1	0	0.00	0	0
Total commercial banking	70	49	0.00	20	0
Total	$459	75	15.78	28	6
__________

(1)
Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.

(2)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

96	Capital One Financial Corporation (COF)

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
Table 3.7: TDRs—Subsequent Defaults

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,582	$21	11,581	$26	20,468	$43	25,608	$55
International card businesses	17,508	25	18,185	28	35,365	51	34,891	56
Total credit card	27,090	46	29,766	54	55,833	94	60,499	111
Consumer Banking:
Auto	860	11	1,312	16	2,135	27	2,417	29
Retail banking	3	0	4	1	4	0	12	1
Total consumer banking	863	11	1,316	17	2,139	27	2,429	30
Commercial Banking:
Commercial and industrial	1	21	0	0	7	49	0	0
Total commercial banking	1	21	0	0	7	49	0	0
Total	27,954	$78	31,082	$71	57,979	$170	62,928	$141

Loans Pledged
We pledged loan collateral of $15.7 billion and $14.6 billion to secure the majority of our FHLB borrowing capacity of $17.9 billion and $18.7 billion as of June 30, 2020 and December 31, 2019, respectively. We also pledged loan collateral of $28.2 billion and $6.7 billion to secure our Federal Reserve Discount Window borrowing capacity of $22.2 billion and $5.3 billion as of June 30, 2020 and December 31, 2019, respectively. In addition to loans pledged, we securitized a portion of our credit card and auto loans. See “Note 5—Variable Interest Entities and Securitizations” for additional information.

97	Capital One Financial Corporation (COF)

NOTE 4—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
In the first quarter of 2020, we adopted the CECL standard. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information.
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
We have unfunded lending commitments in our Commercial Banking business that are not unconditionally cancellable by us and for which we estimate expected credit losses in establishing a reserve. This reserve is measured using the same measurement objectives as the allowance for loans held for investment. We build or release the reserve for unfunded lending commitments through the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2020 and 2019. The allowance balance as of June 30, 2020 reflects the cumulative effects from adoption of the CECL standard and the change to include finance charge and fee reserve in the allowance for credit losses. The reserve for unfunded lending commitments balance as of June 30, 2020 also reflects the cumulative effects from adoption of the CECL standard, including the component of loss sharing agreements with the GSEs on multifamily commercial real estate loans that are within the scope of the CECL standard.
When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. Management will consider and may make adjustments for qualitative factors, which represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Our allowance for credit losses increased by $9.6 billion to $16.8 billion as of June 30, 2020 from December 31, 2019, primarily driven by the allowance build from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as the adoption of the CECL standard.

98	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2020	$10,346	$2,154	$1,573	$14,073
Charge-offs	(1,612)	(416)	(103)	(2,131)
Recoveries(1)	401	224	1	626
Net charge-offs	(1,211)	(192)	(102)	(1,505)
Provision for credit losses	2,944	876	432	4,252
Allowance build for credit losses	1,733	684	330	2,747
Other changes(2)	12	0	0	12
Balance as of June 30, 2020	12,091	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of March 31, 2020	0	0	223	223
Benefit for losses on unfunded lending commitments	0	0	(5)	(5)
Balance as of June 30, 2020	0	0	218	218
Combined allowance and reserve as of June 30, 2020	$12,091	$2,838	$2,121	$17,050

	Six Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(3)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(3,461)	(912)	(215)	(4,588)
Recoveries(1)	814	474	4	1,292
Net charge-offs	(2,647)	(438)	(211)	(3,296)
Provision for credit losses	6,646	1,736	1,237	9,619
Allowance build for credit losses	3,999	1,298	1,026	6,323
Other changes(2)	(6)	0	0	(6)
Balance as of June 30, 2020	12,091	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision for losses on unfunded lending commitments	0	0	46	46
Balance as of June 30, 2020	0	0	218	218
Combined allowance and reserve as of June 30, 2020	$12,091	$2,838	$2,121	$17,050

99	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of March 31, 2019	$5,568	$1,062	$683	$7,313
Charge-offs	(1,711)	(423)	(23)	(2,157)
Recoveries(1)	391	251	7	649
Net charge-offs	(1,320)	(172)	(16)	(1,508)
Provision for loan and lease losses	1,095	165	69	1,329
Allowance build (release) for loan and lease losses	(225)	(7)	53	(179)
Other changes(2)	(1)	0	0	(1)
Balance as of June 30, 2019	5,342	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of March 31, 2019	0	4	127	131
Provision for losses on unfunded lending commitments	0	0	13	13
Balance as of June 30, 2019	0	4	140	144
Combined allowance and reserve as of June 30, 2019	$5,342	$1,059	$876	$7,277

	Six Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(3,493)	(894)	(43)	(4,430)
Recoveries(1)	809	501	13	1,323
Net charge-offs	(2,684)	(393)	(30)	(3,107)
Provision for loan and lease losses	2,484	400	129	3,013
Allowance build (release) for loan and lease losses	(200)	7	99	(94)
Other changes(2)	7	0	0	7
Balance as of June 30, 2019	5,342	1,055	736	7,133
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	0	22	22
Balance as of June 30, 2019	0	4	140	144
Combined allowance and reserve as of June 30, 2019	$5,342	$1,059	$876	$7,277
________

(1)
The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.

(2)	Represents foreign currency translation adjustments.

(3)
Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

100	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2020 and 2019.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2020	2019
Estimated reimbursements from partners, beginning of period	$2,653	$442
Amounts due from partners which reduced net charge-offs	(293)	(105)
Amounts estimated to be charged to partners which reduced provision for credit losses	73	77
Estimated reimbursements from partners, end of period	$2,433	$414

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Estimated reimbursements from partners, beginning of period(1)	$2,166	$379
Amounts due from partners which reduced net charge-offs	(595)	(213)
Amounts estimated to be charged to partners which reduced provision for credit losses	862	248
Estimated reimbursements from partners, end of period	$2,433	$414
_________

(1)	Includes effects from adoption of the CECL standard in the first quarter of 2020.

101	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2020 and December 31, 2019. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$25,119	$13,141	$0	$0	$0
Auto loan securitizations	3,007	2,662	0	0	0
Home loan securitizations	0	0	56	0	319
Total securitization-related VIEs	28,126	15,803	56	0	319
Other VIEs:(2)
Affordable housing entities	248	18	4,553	1,262	4,553
Entities that provide capital to low-income and rural communities	2,030	69	0	0	0
Other	0	0	476	0	476
Total other VIEs	2,278	87	5,029	1,262	5,029
Total VIEs	$30,404	$15,890	$5,085	$1,262	$5,348

102	Capital One Financial Corporation (COF)

	December 31, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,112	$16,113	$0	$0	$0
Auto loan securitizations	2,282	2,012	0	0	0
Home loan securitizations	0	0	66	0	352
Total securitization-related VIEs	33,394	18,125	66	0	352
Other VIEs:(2)
Affordable housing entities	236	7	4,559	1,289	4,559
Entities that provide capital to low-income and rural communities	1,889	69	0	0	0
Other	0	0	502	0	502
Total other VIEs	2,125	76	5,061	1,289	5,061
Total VIEs	$35,519	$18,201	$5,127	$1,289	$5,413
__________

(1)	Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.

(2)
In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $652 million of liabilities as of June 30, 2020, and $2.3 billion of assets and $741 million of liabilities as of December 31, 2019.

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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to securitization trusts of government-sponsored enterprises (“GSEs”). We retain the related Mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS and CMBS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of MSRs and contractual obligations under loss sharing arrangements as well as investment securities on our consolidated balance sheets. See “Note 6—Goodwill and Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

103	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2020 and December 31, 2019.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
June 30, 2020:
Securities held by third-party investors	$13,102	$2,659	$872
Receivables in the trust	26,317	2,885	882
Cash balance of spread or reserve accounts	0	10	16
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
December 31, 2019:
Securities held by third-party investors	$15,798	$2,010	$962
Receivables in the trust	31,625	2,192	978
Cash balance of spread or reserve accounts	0	7	17
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No

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

104	Capital One Financial Corporation (COF)

financed with a combination of invested equity capital and debt. We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2020 and 2019, we recognized amortization of $285 million and $279 million, respectively, and tax credits of $622 million and $355 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.5 billion and $4.4 billion as of June 30, 2020 and December 31, 2019, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion as of both June 30, 2020 and December 31, 2019, and is largely expected to be paid from 2020 to 2022.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.6 billion as of both June 30, 2020 and December 31, 2019. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.8 billion and $10.9 billion as of June 30, 2020 and December 31, 2019, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.0 billion and $1.9 billion as of June 30, 2020 and December 31, 2019, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $476 million and $502 million as of June 30, 2020 and December 31, 2019, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

105	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of June 30, 2020 and December 31, 2019. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,645	N/A	$14,645
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	1,932	$(1,887)	45
Other(1)	249	(154)	95
Total intangible assets	2,181	(2,041)	140
Total goodwill and intangible assets	$16,826	$(2,041)	$14,785
Commercial MSRs(2)	$611	$(289)	$322

	December 31, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,653	N/A	$14,653
Intangible assets:
PCCR intangibles	1,932	$(1,864)	68
Other(1)	246	(140)	106
Total intangible assets	2,178	(2,004)	174
Total goodwill and intangible assets	$16,831	$(2,004)	$14,827
Commercial MSRs(2)	$555	$(255)	$300
__________

(1)	Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.

(2)	Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $16 million and $38 million for the three and six months ended June 30, 2020, respectively, and $29 million and $59 million for the three and six months ended June 30, 2019, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of June 30, 2020 and December 31, 2019.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
Other adjustments(1)	(8)	0	0	(8)
Balance as of June 30, 2020	$5,080	$4,645	$4,920	$14,645
__________

(1)	Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

106	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2020 and December 31, 2019. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2020	December 31, 2019
Deposits:
Non-interest-bearing deposits	$29,055	$23,488
Interest-bearing deposits(1)	275,183	239,209
Total deposits	$304,238	$262,697
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$573	$314
FHLB advances	0	7,000
Total short-term borrowings	$573	$7,314

	June 30, 2020				December 31, 2019
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2020-2026	0.53% - 3.01%	1.77%	$15,761	$17,808
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2020-2029	0.80 - 4.75	2.81	21,701	23,302
Floating unsecured senior debt	2020-2023	0.81 - 1.91	1.01	2,008	2,695
Total unsecured senior debt			2.65	23,709	25,997
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,772	4,475
Total senior and subordinated notes				28,481	30,472
Other long-term borrowings:
Finance lease liabilities	2020-2031	1.63 - 9.91	3.71	85	103
Total other long-term borrowings				85	103
Total long-term debt				$44,327	$48,383
Total short-term borrowings and long-term debt				$44,900	$55,697
__________

(1)	Includes $5.9 billion and $6.5 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $1.4 billion of EUR-denominated unsecured notes as of both June 30, 2020 and December 31, 2019.

107	Capital One Financial Corporation (COF)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives and Accounting for Derivatives
We regularly enter into derivative transactions to support our overall risk management activities. Our primary market risks stem from the impact on our earnings and economic value of equity due to changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity by employing several techniques, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. We also use foreign currency derivatives to limit our earnings and capital exposures to foreign exchange risk by hedging exposures denominated in foreign currencies. We primarily use interest rate and foreign currency derivatives to hedge, but we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We designate these risk management derivatives as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are further designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives are economic hedges that do not qualify for hedge accounting.
We also offer interest rate, commodity, foreign currency derivatives and other contracts as an accommodation to our customers within our Commercial Banking business. We enter into these derivatives with our customers primarily to help them manage their interest rate risks, hedge their energy and other commodities exposures, and manage foreign currency fluctuations. We then enter into derivative contracts with counterparties to economically hedge substantially all of our subsequent exposures.
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

108	Capital One Financial Corporation (COF)

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in over-the-counter (“OTC”) markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”) and the LCH Group (“LCH”) are our CCPs in our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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

Credit Risk Valuation Adjustments
We record counterparty credit valuation adjustments (“CVAs”) on our derivative assets to reflect the credit quality of our counterparties. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining CVAs, which may be adjusted due to changes in the fair values of the derivative contracts, collateral, and creditworthiness of the counterparty. We also record debit valuation adjustments (“DVAs”) to adjust the fair values of our derivative liabilities to reflect the impact of our own credit quality.

109	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2020 and December 31, 2019, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2020			December 31, 2019
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$48,761	$3	$20	$57,587	$11	$55
Cash flow hedges	114,600	1,002	13	96,900	321	29
Total interest rate contracts	163,361	1,005	33	154,487	332	84
Foreign exchange contracts:
Fair value hedges	1,404	20	0	1,402	0	6
Cash flow hedges	4,639	50	63	6,103	0	113
Net investment hedges	2,596	27	14	2,829	0	102
Total foreign exchange contracts	8,639	97	77	10,334	0	221
Total derivatives designated as accounting hedges	172,000	1,102	110	164,821	332	305
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	68,707	1,721	224	62,268	552	117
Commodity contracts	17,384	1,876	1,739	15,492	758	694
Foreign exchange and other contracts	3,816	48	52	4,674	39	42
Total customer accommodation	89,907	3,645	2,015	82,434	1,349	853
Other interest rate exposures(2)	6,263	87	81	6,729	48	30
Other contracts	1,614	1	8	1,562	0	9
Total derivatives not designated as accounting hedges	97,784	3,733	2,104	90,725	1,397	892
Total derivatives	$269,784	$4,835	$2,214	$255,546	$1,729	$1,197
Less: netting adjustment(3)		(2,226)	(754)		(633)	(523)
Total derivative assets/liabilities		$2,609	$1,460		$1,096	$674
__________

(1)
Does not reflect $33 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2020 and December 31, 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

(2)	Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

(3)	Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

110	Capital One Financial Corporation (COF)

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2020 and December 31, 2019.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2020			December 31, 2019
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$4,858	$660	$212	$10,825	$300	$52
Interest-bearing deposits	(14,851)	(306)	0	(14,310)	(12)	0
Securitized debt obligations	(10,011)	(248)	42	(9,403)	44	64
Senior and subordinated notes	(22,620)	(1,533)	(732)	(27,777)	(458)	324
__________

(1)
These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. In the second quarter of 2020, we terminated all last of layer hedging relationships with cumulative basis adjustment totaling $212 million as of June 30, 2020. As of December 31, 2019, the amortized cost basis of this portfolio was $5.9 billion, the amount of the designated hedged items was $3.1 billion, and the cumulative basis adjustment associated with these hedges was $75 million.

(2)	Carrying value represents amortized cost.
Balance Sheet Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are generally governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under master netting arrangements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting arrangements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting arrangements, we do not offset our derivative positions for balance sheet presentation.
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2020 and December 31, 2019. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

111	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of June 30, 2020
Derivative assets(1)	$4,835	$(702)	$(1,524)	$2,609	$0	$2,609
As of December 31, 2019
Derivative assets(1)	1,729	(347)	(286)	1,096	0	1,096

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of June 30, 2020
Derivative liabilities(1)	$2,214	$(702)	$(52)	$1,460	$0	$1,460
Repurchase agreements(2)	573	0	0	573	(573)	0
As of December 31, 2019
Derivative liabilities(1)	1,197	(347)	(176)	674	0	674
Repurchase agreements(2)	314	0	0	314	(314)	0
__________

(1)
We received cash collateral from derivative counterparties totaling $1.7 billion and $347 million as of June 30, 2020 and December 31, 2019, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both June 30, 2020 and December 31, 2019, which we have the ability to re-pledge. We posted $1.3 billion and $954 million of cash collateral as of June 30, 2020 and December 31, 2019, respectively.

(2)
Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $584 million and $320 million as of June 30, 2020 and December 31, 2019, respectively, primarily consisting of agency RMBS securities.

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2020 and 2019.

112	Capital One Financial Corporation (COF)

Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$482	$5,820	$16	$(611)	$(56)	$(180)	$166
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(17)	$0	$0	$27	$40	$71	$0
Gains (losses) recognized on derivatives	(26)	0	0	9	(13)	61	26
Gains (losses) recognized on hedged items(1)	22	0	0	(10)	0	(68)	(26)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net expense recognized on fair value hedges	$(21)	$0	$0	$26	$27	$64	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$7	$135	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	2	0	0	0	(2)
Net income (expense) recognized on cash flow hedges	$7	$135	$2	$0	$0	$0	$(2)

113	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,012	$12,362	$53	$(1,342)	$(155)	$(419)	$311
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(28)	$0	$0	$25	$52	$110	$0
Gains (losses) recognized on derivatives	(364)	0	0	296	269	1,129	3
Gains (losses) recognized on hedged items(1)	360	0	0	(296)	(292)	(1,159)	(3)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(32)	$0	$0	$25	$29	$79	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$9	$159	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	9	0	0	0	(2)
Net income recognized on cash flow hedges	$9	$159	$9	$0	$0	$0	$(2)

114	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$629	$6,383	$64	$(870)	$(139)	$(310)	$191
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(1)	$0	$0	$(33)	$(6)	$(10)	$0
Gains (losses) recognized on derivatives	(175)	0	0	154	79	471	11
Gains (losses) recognized on hedged items(1)	174	0	0	(151)	(102)	(511)	(10)
Net income (expense) recognized on fair value hedges	$(2)	$0	$0	$(30)	$(29)	$(50)	$1
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(3)	$(59)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	13	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(3)	$(59)	$13	$0	$0	$0	$(1)

115	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,284	$12,751	$133	$(1,687)	$(282)	$(624)	$348
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$1	$0	$0	$(69)	$(12)	$(21)	$0
Gains (losses) recognized on derivatives	(286)	0	0	249	112	752	11
Gains (losses) recognized on hedged items(1)	284	0	0	(243)	(159)	(831)	(10)
Net income (expense) recognized on fair value hedges	$(1)	$0	$0	$(63)	$(59)	$(100)	$1
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(7)	$(115)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	25	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(7)	$(115)	$25	$0	$0	$0	$(1)
__________

(1)
Includes amortization expense of $17 million and $53 million for the three and six months ended June 30, 2020, respectively, and amortization expense of $56 million and $117 million for the three and six months ended June 30, 2019, respectively, related to basis adjustments on discontinued hedges.

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

(4)
We recognized a loss of $299 million and a gain of $93 million for the three and six months ended June 30, 2020, respectively, and a loss of $123 million and $295 million for the three and six months ended June 30, 2019, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.

In the next 12 months, we expect to reclassify to earnings net after-tax gains of $649 million recorded in AOCI as of June 30, 2020. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 7 years as of June 30, 2020. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

116	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2020 and 2019. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$(1)	$4	$12	$10
Commodity contracts	(1)	7	16	9
Foreign exchange and other contracts	1	4	4	7
Total customer accommodation	(1)	15	32	26
Other interest rate exposures	(34)	(14)	(16)	(14)
Other contracts	1	0	0	(2)
Total	$(34)	$1	$16	$10

117	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of June 30, 2020 and December 31, 2019.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2020	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2020	December 31, 2019
Series B(2)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	Quarterly	$1,000	0	$0	$853
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. LIBOR+ 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.20% Non-Cumulative	August 24, 2015	December 1, 2020	6.20	Quarterly	1,000	500,000	484	484
Series G	5.20% Non-Cumulative	July 29, 2016	December 1, 2021	5.20	Quarterly	1,000	600,000	583	583
Series H	6.00% Non-Cumulative	November 29, 2016	December 1, 2021	6.00	Quarterly	1,000	500,000	483	483
Series I	5.00% Non-Cumulative	September 11, 2019	December 1, 2024	5.00	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.80% Non-Cumulative	January 31, 2020	June 1, 2025	4.80	Quarterly	1,000	1,250,000	1,209	0
Total								$5,209	$4,853
__________

(1)	Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

(2)	On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the three and six months ended June 30, 2020 and 2019.
Table 9.2: Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2020	$2,151	$1,728	$(174)	$(26)	$3,679
Other comprehensive income (loss) before reclassifications	222	(60)	23	0	185
Amounts reclassified from AOCI into earnings	0	117	0	0	117
Other comprehensive income, net of tax	222	57	23	0	302
AOCI as of June 30, 2020	$2,373	$1,785	$(151)	$(26)	$3,981

118	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income (loss) before reclassifications	1,446	1,635	(44)	0	3,037
Amounts reclassified from AOCI into earnings	0	(204)	0	0	(204)
Other comprehensive income (loss), net of tax	1,446	1,431	(44)	0	2,833
AOCI as of June 30, 2020	$2,373	$1,785	$(151)	$(26)	$3,981

	Three Months Ended June 30, 2019
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Securities Held to Maturity	Other	Total
AOCI as of March 31, 2019	$(147)	$(141)	$(147)	$(184)	$(41)	$(660)
Other comprehensive income before reclassifications	284	406	15	0	0	705
Amounts reclassified from AOCI into earnings	(12)	131	0	6	0	125
Other comprehensive income, net of tax	272	537	15	6	0	830
AOCI as of June 30, 2019	$125	$396	$(132)	$(178)	$(41)	$170

	Six Months Ended June 30, 2019
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Securities Held to Maturity	Other	Total
AOCI as of December 31, 2018	$(439)	$(418)	$(177)	$(190)	$(39)	$(1,263)
Other comprehensive income (loss) before reclassifications	594	517	45	0	(1)	1,155
Amounts reclassified from AOCI into earnings	(30)	297	0	12	(1)	278
Other comprehensive income (loss), net of tax	564	814	45	12	(2)	1,433
AOCI as of June 30, 2019	$125	$396	$(132)	$(178)	$(41)	$170
_________

(1)	Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.

(2)
Includes other comprehensive loss of $8 million and gain of $134 million for the three and six months ended June 30, 2020, respectively, and other comprehensive gains of $53 million and $19 million for the three and six months ended June 30, 2019, respectively, from hedging instruments designated as net investment hedges.

119	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2020 and 2019.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2020	2019	2020	2019
Securities available for sale:
	Non-interest income	$0	$15	$0	$39
	Income tax provision	0	3	0	9
	Net income	0	12	0	30
Hedging relationships:
Interest rate contracts:	Interest income	142	(62)	168	(122)
Foreign exchange contracts:	Interest income	2	13	9	25
	Interest expense	(1)	0	(2)	0
	Non-interest income	(299)	(123)	93	(295)
	Income (loss) from continuing operations before income taxes	(156)	(172)	268	(392)
	Income tax provision (benefit)	(39)	(41)	64	(95)
	Net income (loss)	(117)	(131)	204	(297)
Securities held to maturity:(1)
	Interest income	0	(8)	0	(16)
	Income tax provision (benefit)	0	(2)	0	(4)
	Net income (loss)	0	(6)	0	(12)
Other:
	Non-interest income and non-interest expense	0	0	0	1
	Income tax provision	0	0	0	0
	Net income	0	0	0	1
Total reclassifications		$(117)	$(125)	$204	$(278)
__________

(1)	On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale.

120	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2020 and 2019.
Table 9.4: Other Comprehensive Income

	Three Months Ended June 30,
	2020			2019
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$292	$70	$222	$358	$86	$272
Net unrealized gains on hedging relationships	76	19	57	708	171	537
Foreign currency translation adjustments(1)	20	(3)	23	33	18	15
Net changes in securities held to maturity	0	0	0	9	3	6
Other	0	0	0	(1)	(1)	0
Other comprehensive income	$388	$86	$302	$1,107	$277	$830

	Six Months Ended June 30,
	2020			2019
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$1,902	$456	$1,446	$742	$178	$564
Net unrealized gains on hedging relationships	1,884	453	1,431	1,073	259	814
Foreign currency translation adjustments(1)	(1)	43	(44)	52	7	45
Net changes in securities held to maturity	0	0	0	16	4	12
Other	0	0	0	(3)	(1)	(2)
Other comprehensive income	$3,785	$952	$2,833	$1,880	$447	$1,433
__________

(1)	Includes the impact of hedging instruments designated as net investment hedges.

121	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2020	2019	2020	2019
Income (loss) from continuing operations, net of tax	$(917)	$1,616	$(2,257)	$3,026
Income (loss) from discontinued operations, net of tax	(1)	9	(1)	11
Net income (loss)	(918)	1,625	(2,258)	3,037
Dividends and undistributed earnings allocated to participating securities	(1)	(12)	(4)	(24)
Preferred stock dividends	(90)	(80)	(145)	(132)
Issuance cost for redeemed preferred stock	0	0	(22)	0
Net income (loss) available to common stockholders	$(1,009)	$1,533	$(2,429)	$2,881

Total weighted-average basic common shares outstanding	456.7	470.8	457.1	470.1
Effect of dilutive securities:(1)
Stock options	0.0	1.3	0.0	1.2
Other contingently issuable shares	0.0	0.9	0.0	1.0
Total effect of dilutive securities	0.0	2.2	0.0	2.2
Total weighted-average diluted common shares outstanding	456.7	473.0	457.1	472.3
Basic earnings per common share:
Net income (loss) from continuing operations	$(2.21)	$3.24	$(5.31)	$6.11
Income from discontinued operations	0.00	0.02	0.00	0.02
Net income (loss) per basic common share	$(2.21)	$3.26	$(5.31)	$6.13
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$(2.21)	$3.22	$(5.31)	$6.08
Income from discontinued operations	0.00	0.02	0.00	0.02
Net income (loss) per diluted common share	$(2.21)	$3.24	$(5.31)	$6.10
__________

(1)
In periods of net loss, dilutive securities are excluded as their inclusion would have an anti-dilutive effect. Accordingly, awards of 362 thousand shares and options of 2.6 million shares with an exercise price ranging from $45.75 to $86.34 and awards of 956 thousand shares and options of 2.7 million shares with an exercise price ranging from $36.55 to $86.34 were excluded for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2019, no shares were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2019, 137 thousand shares related to options with an exercise price of $86.34 were excluded from the computation of diluted earnings per share, because their inclusion would be anti-dilutive.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,362	$0	$0	—	$4,362
RMBS	0	71,540	474	—	72,014
CMBS	0	10,118	282	—	10,400
Other securities	194	889	0	—	1,083
Total securities available for sale	4,556	82,547	756	—	87,859
Loans held for sale	0	668	0	—	668
Other assets:
Derivative assets(2)	301	4,383	151	$(2,226)	2,609
Other(3)	348	0	56	—	404
Total assets	$5,205	$87,598	$963	$(2,226)	$91,540
Liabilities:
Other liabilities:
Derivative liabilities(2)	$220	$1,877	$117	$(754)	$1,460
Total liabilities	$220	$1,877	$117	$(754)	$1,460

123	Capital One Financial Corporation (COF)

	December 31, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,124	$0	$0	—	$4,124
RMBS	0	63,909	429	—	64,338
CMBS	0	9,413	13	—	9,426
Other securities	231	1,094	0	—	1,325
Total securities available for sale	4,355	74,416	442	—	79,213
Loans held for sale	0	251	0	—	251
Other assets:
Derivative assets(2)	84	1,568	77	$(633)	1,096
Other(3)	344	0	66	—	410
Total assets	$4,783	$76,235	$585	$(633)	$80,970
Liabilities:
Other liabilities:
Derivative liabilities(2)	$17	$1,129	$51	$(523)	$674
Total liabilities	$17	$1,129	$51	$(523)	$674
__________

(1)
Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.

(2)
Does not reflect $33 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2020 and December 31, 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.

(3)
As of June 30, 2020 and December 31, 2019, other includes retained interests in securitizations of $56 million and $66 million, deferred compensation plan assets of $347 million and $343 million, and equity securities of $1 million, respectively.

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(1)
(Dollars in millions)	Balance, April 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2020
Securities available for sale:(2)
RMBS	$373	$6	$29	$0	$0	$0	$(16)	$131	$(49)	$474	$7
CMBS	36	0	(1)	0	0	0	(3)	250	0	282	(3)
Total securities available for sale	409	6	28	0	0	0	(19)	381	(49)	756	4
Other assets:
Retained interests in securitizations	59	(3)	0	0	0	0	0	0	0	56	(3)
Net derivative assets (liabilities)(4)	66	(8)	0	0	0	2	(26)	0	0	34	0

124	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2020
Securities available for sale:(2)(3)
RMBS	$433	$9	$(24)	$0	$0	$0	$(33)	$140	$(51)	$474	$10
CMBS	13	0	(1)	0	0	0	(3)	273	0	282	(3)
Total securities available for sale	446	9	(25)	0	0	0	(36)	413	(51)	756	7
Other assets:
Retained interests in securitizations	66	(10)	0	0	0	0	0	0	0	56	(10)
Net derivative assets (liabilities)(4)	26	12	0	0	0	26	(28)	0	(2)	34	18

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(1)
(Dollars in millions)	Balance, April 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2019
Securities available for sale:(2)
RMBS	$434	$9	$2	$0	$0	$0	$(13)	$97	$(14)	$515	$10
CMBS	9	0	0	0	0	0	0	0	0	9	0
Total securities available for sale	443	9	2	0	0	0	(13)	97	(14)	524	10
Other assets:
Retained interest in securitizations	155	22	0	0	0	0	0	0	0	177	22
Net derivative assets (liabilities)(4)	6	0	0	0	0	(7)	8	0	(1)	6	(2)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(1)
(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2019
Securities available for sale:(2)
RMBS	$433	$17	$13	$0	$0	$0	$(25)	$114	$(37)	$515	$20
CMBS	10	0	0	0	0	0	(1)	0	0	9	0
Total securities available for sale	443	17	13	0	0	0	(26)	114	(37)	524	20
Other assets:
Retained interest in securitizations	158	19	0	0	0	0	0	0	0	177	19
Net derivative assets (liabilities)(4)	(10)	5	0	0	0	(13)	27	0	(3)	6	4
__________

125	Capital One Financial Corporation (COF)

(1)
Realized gains (losses) on securities available for sale are included in net securities gains (losses), and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.

(2)
For the three and six months ended June 30, 2020, included in OCI related to Level 3 securities available for sale still held as of June 30, 2020 were net unrealized gains of $36 million and net unrealized losses of $23 million, respectively. For the three and six months ended June 30, 2019, net unrealized gains included in OCI related to Level 3 securities available for sale still held as of June 30, 2019 were $3 million and $13 million, respectively.

(3)	The fair value of RMBS as of January 1, 2020 includes a cumulative adjustment of $4 million from the adoption of the CECL standard.

(4)	Includes derivative assets and liabilities of $151 million and $117 million, respectively, as of June 30, 2020, $70 million and $64 million, respectively, as of June 30, 2019.
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

126	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$474	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-12% 5-10% 1-11% 30-100%	4% 8% 2% 67%
CMBS	282	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	56	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-52 3-14% 2-12% 3-4% 70-72%	N/A
Net derivative assets (liabilities)	34	Discounted cash flows	Swap rates	1%	1%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$429	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-18% 0-18% 1-6% 30-95%	5% 10% 2% 67%
CMBS	13	Discounted cash flows (vendor pricing)	Yield	2-3%	2%
Other assets:
Retained interests in securitizations(2)	66	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-51 4-14% 3-10% 2-3% 74-88%	N/A
Net derivative assets (liabilities)	26	Discounted cash flows	Swap rates	2%	2%
__________

(1)	Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.

(2)
Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

127	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2020 and December 31, 2019, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	June 30, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$289	$289
Other assets(1)	0	52	52
Total	$0	$341	$341

	December 31, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$294	$294
Other assets(1)	0	103	103
Total	$0	$397	$397
__________

(1)
As of June 30, 2020, other assets included equity investments accounted for under the measurement alternative of $28 million, repossessed assets of $23 million and long-lived assets held for sale of $1 million. As of December 31, 2019, other assets included equity investments accounted for under the measurement alternative of $5 million, repossessed assets of $61 million and long-lived assets held for sale of $37 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 15%, with a weighted average of 3%, and from 0% to 50%, with a weighted average of 6%, as of June 30, 2020 and December 31, 2019, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2020 and 2019.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Loans held for investment	$(253)	$(132)
Loans held for sale	0	(1)
Other assets(1)	(22)	(57)
Total	$(275)	$(190)
__________

(1)	Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

128	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2020 and December 31, 2019.
Table 11.6: Fair Value of Financial Instruments

	June 30, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,818	$55,818	$4,583	$51,235	$0
Restricted cash for securitization investors	740	740	740	0	0
Net loans held for investment	234,680	242,893	0	0	242,893
Loans held for sale	43	43	0	43	0
Interest receivable	1,574	1,574	0	1,574	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	43,912	44,452	0	44,452	0
Securitized debt obligations	15,761	15,933	0	15,933	0
Senior and subordinated notes	28,481	28,771	0	28,771	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	573	573	0	573	0
Interest payable	380	380	0	380	0

	December 31, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,407	$13,407	$4,129	$9,278	$0
Restricted cash for securitization investors	342	342	342	0	0
Net loans held for investment	258,601	258,696	0	0	258,696
Loans held for sale	149	149	0	149	0
Interest receivable	1,758	1,758	0	1,758	0
Other investments(1)	1,638	1,638	0	1,638	0
Financial liabilities:
Deposits with defined maturities	44,958	45,225	0	45,225	0
Securitized debt obligations	17,808	17,941	0	17,941	0
Senior and subordinated notes	30,472	31,233	0	31,233	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	314	0	314	0
Other borrowings(2)	7,000	7,001	0	7,001	0
Interest payable	439	439	0	439	0
__________

(1)	Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

(2)	Other borrowings excludes finance lease liabilities.

129	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2020 and 2019, selected balance sheet data as of June 30, 2020 and 2019, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

130	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,369	$1,665	$518	$(92)	$5,460
Non-interest income (loss)	845	97	180	(26)	1,096
Total net revenue (loss)(2)	4,214	1,762	698	(118)	6,556
Provision (benefit) for credit losses	2,944	876	427	(1)	4,246
Non-interest expense	1,969	1,036	425	340	3,770
Loss from continuing operations before income taxes	(699)	(150)	(154)	(457)	(1,460)
Income tax benefit	(166)	(36)	(36)	(305)	(543)
Loss from continuing operations, net of tax	$(533)	$(114)	$(118)	$(152)	$(917)
Loans held for investment	$107,310	$66,712	$77,490	$0	$251,512
Deposits	0	246,804	35,669	21,765	304,238

	Six Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$7,071	$3,322	$1,009	$83	$11,485
Non-interest income (loss)	1,756	223	418	(77)	2,320
Total net revenue(2)	8,827	3,545	1,427	6	13,805
Provision for credit losses	6,646	1,736	1,283	4	9,669
Non-interest expense	4,177	2,027	837	458	7,499
Loss from continuing operations before income taxes	(1,996)	(218)	(693)	(456)	(3,363)
Income tax benefit	(472)	(52)	(164)	(418)	(1,106)
Loss from continuing operations, net of tax	$(1,524)	$(166)	$(529)	$(38)	$(2,257)
Loans held for investment	$107,310	$66,712	$77,490	$0	$251,512
Deposits	0	246,804	35,669	21,765	304,238

	Three Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,531	$1,709	$514	$(8)	$5,746
Non-interest income (loss)	1,038	166	200	(26)	1,378
Total net revenue (loss)	4,569	1,875	714	(34)	7,124
Provision for credit losses	1,095	165	82	0	1,342
Non-interest expense	2,253	1,002	427	97	3,779
Income (loss) from continuing operations before income taxes	1,221	708	205	(131)	2,003
Income tax provision (benefit)	283	165	48	(109)	387
Income (loss) from continuing operations, net of tax	$938	$543	$157	$(22)	$1,616
Loans held for investment	$112,141	$60,327	$71,992	$0	$244,460
Deposits	0	205,220	30,761	18,554	254,535

131	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$7,121	$3,388	$1,003	$25	$11,537
Non-interest income (loss)	1,988	326	387	(31)	2,670
Total net revenue (loss)	9,109	3,714	1,390	(6)	14,207
Provision for credit losses	2,484	400	151	0	3,035
Non-interest expense	4,424	1,996	844	186	7,450
Income (loss) from continuing operations before income taxes	2,201	1,318	395	(192)	3,722
Income tax provision (benefit)	512	307	92	(215)	696
Income from continuing operations, net of tax	$1,689	$1,011	$303	$23	$3,026
Loans held for investment	$112,141	$60,327	$71,992	$0	$244,460
Deposits	0	205,220	30,761	18,554	254,535
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)	Total net revenue was reduced by $318 million and $707 million in the three and six months ended June 30, 2020, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2020 and 2019.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segments Result

	Three Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$612	$48	$13	$(1)	$672
Service charges and other customer-related fees	0	31	43	(1)	73
Other	57	3	0	0	60
Total contract revenue	669	82	56	(2)	805
Revenue from other sources	176	15	124	(24)	291
Total non-interest income	$845	$97	$180	$(26)	$1,096

132	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,300	$98	$28	$(2)	$1,424
Service charges and other customer-related fees	0	95	74	(1)	168
Other	127	22	1	0	150
Total contract revenue	1,427	215	103	(3)	1,742
Revenue from other sources	329	8	315	(74)	578
Total non-interest income	$1,756	$223	$418	$(77)	$2,320

	Three Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$757	$52	$13	$(2)	$820
Service charges and other customer-related fees	0	74	28	0	102
Other	20	26	1	0	47
Total contract revenue	777	152	42	(2)	969
Revenue from other sources	261	14	158	(24)	409
Total non-interest income	$1,038	$166	$200	$(26)	$1,378

	Six Months Ended June 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,459	$98	$24	$(3)	$1,578
Service charges and other customer-related fees	0	149	53	0	202
Other	32	50	1	0	83
Total contract revenue	1,491	297	78	(3)	1,863
Revenue from other sources	497	29	309	(28)	807
Total non-interest income	$1,988	$326	$387	$(31)	$2,670
__________

(1)
Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

(2)	Interchange fees are presented net of customer reward expenses.

133	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2020 and December 31, 2019. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Credit card lines	$365,410	$363,446	N/A	N/A
Other loan commitments(1)	32,631	36,454	$156	$110
Standby letters of credit and commercial letters of credit(2)	1,442	1,574	43	27
Total unfunded lending commitments	$399,483	$401,474	$199	$137
__________

(1)	Includes $1.5 billion and $1.6 billion of advised lines of credit as of June 30, 2020 and December 31, 2019, respectively.

(2)	These financial guarantees have expiration dates ranging from 2020 to 2023 as of June 30, 2020.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $96 million and $75 million as of June 30, 2020 and December 31, 2019, respectively.
See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

134	Capital One Financial Corporation (COF)

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
Our U.K. PPI reserve totaled $76 million and $188 million as of June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020, no additions were made to the reserve. Our best estimate of reasonably possible future losses beyond our reserve as of June 30, 2020 is approximately $50 million.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2020 are approximately $1.0 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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

135	Capital One Financial Corporation (COF)

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
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal banking regulators, relevant Canadian regulators, the Department of Justice, and the offices of approximately fourteen state Attorneys General. We are cooperating with these offices and responding to their inquiries.
In August 2020, we entered into consent orders with the Federal Reserve Board of Governors and the OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management

136	Capital One Financial Corporation (COF)

processes. Capital One will pay a $80 million penalty to the U.S. Treasury as part of the OCC agreement, which has been fully accrued as of June 30, 2020. The Federal Reserve Board agreement does not contain a monetary penalty.
Taxi Medallion Finance Investigations
Beginning in 2019, we have received subpoenas from the New York Attorney General’s office and from the U.S. Attorney’s Office for the Southern District of New York, Civil and Criminal Divisions, relating to investigations of the taxi medallion finance industry we exited beginning in 2015. The subpoenas seek, among other things, information regarding our lending counterparties and practices. We are cooperating with these investigations.
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

137	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

138	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the withholdings of our common stock for each calendar month in the second quarter of 2020. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Withheld(1)	Average Price per Share
April	1,755	$42.27
May	29,084	64.62
June	—	—
Total	30,839	63.35
__________

(1)
Consists of shares withheld to cover taxes on restricted stock awards whose restrictions have lapsed. We suspended our 2019 Stock Repurchase Program in March 2020 and the program subsequently expired at the end of the second quarter of 2020, see “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

139	Capital One Financial Corporation (COF)

EXHIBIT INDEX
The following exhibits are incorporated by reference or filed herewith. Reference to the “2003 Form 10-K” is to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as restated May 1, 2020) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 4, 2020).
3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated May 1, 2020 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K, filed on May 4, 2020).
4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).
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

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.

*	Indicates a document being filed with this Form 10-Q.

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

140	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: August 6, 2020	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

141	Capital One Financial Corporation (COF)