Form 10-Q
period 2020-09-30
CAPITAL ONE FINANCIAL CORP
filed 2020-11-02
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series F	COF PRF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	COF PRG	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	COF PRH	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I	COF PRI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J	COF PRJ	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K	COF PRK	New York Stock Exchange
0.800% Senior Notes Due 2024	COF24	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2020, there were 457,397,091 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “MD&A—Introduction—Cybersecurity Incident” and “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”) and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2020 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2019 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of September 30, 2020, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
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
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom (“U.K.”).

4	Capital One Financial Corporation (COF)

•Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, and national auto lending.
•Commercial Banking: Consists of our lending, deposit gathering, capital markets and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $20 million and $2 billion.
Business Developments
We regularly explore and evaluate opportunities to acquire financial services and products as well as financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire technology companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We may issue equity or debt to fund our acquisitions. In addition, we regularly consider the potential disposition of certain assets, branches, partnership agreements or lines of business.
As of September 30, 2020, we transferred a partnership credit card loan portfolio of approximately $2.1 billion to held for sale, which resulted in an allowance release of $327 million, as we expect to sell this portfolio.
On September 24, 2019, we launched a new credit card issuance program with Walmart Inc. (“Walmart”) and are now the exclusive issuer of Walmart’s cobrand and private label credit card program in the United States of America (“U.S.”). On October 11, 2019, we completed the acquisition of the existing portfolio of Walmart’s cobrand and private label credit card receivables, which added approximately $8.1 billion to our domestic credit card loans held for investment portfolio as of the acquisition date.
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
Since the start of the COVID-19 pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that have been designed for resilience and security. The majority of our associates will continue to work remotely throughout 2020, as we continue to prioritize their safety while planning our return to the office. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating. We have implemented additional paid benefits and flexible attendance policies that are intended to enable our associates to care for their families and loved ones, including increased pay for branch associates working in open locations, associates that perform essential and time-sensitive banking activities that cannot be performed remotely, and other U.S.-based associates in roles instrumental to maintaining essential customer support. We continue to monitor and revise our safety precautions and policies at banking locations as government authorities continue to implement and modify measures to contain the further spread of COVID-19. In our Retail Banking business, we have re-opened nearly all of our cafes and branches across our network with increased safety precautions. We will continue to monitor local conditions to ensure the safety of our associates and customers while providing critical banking services.
We continue to offer a range of policies and programs to accommodate customer hardship across our lines of business. In our Credit Card and Auto Finance businesses, our customers can seek forbearance primarily in the form of short-term payment deferrals or extensions and fee waivers. In our Retail Banking business, we are waiving select fees for impacted customers and are offering short-term payment deferrals for our small business banking customers. We are also working with our Commercial Banking customers on a more customized basis. In addition, we have participated in the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 and implemented by the Small Business Administration. See “MD&A—Credit Risk Profile” for more information about our customer assistance programs and enrollment volumes.

5	Capital One Financial Corporation (COF)

We reported net income of $148 million (which after considering preferred stock dividends and other items equated to a net loss of $0.20 per diluted common share) for the first nine months of 2020, which reflects $5.6 billion in allowance builds primarily due to expectations of economic worsening as a result of the COVID-19 pandemic. These allowance builds, in combination with the adoption impact of the Current Expected Credit Loss (“CECL”) standard, increased our allowance coverage ratio by 379 basis points to 6.50% as of September 30, 2020 from 2.71% as of December 31, 2019. For more information, see “MD&A—Executive Summary and Business Outlook” and “MD&A—Credit Risk Profile.” We have continued to evaluate the potential impact on our goodwill and have incorporated recent market events and trends into our fair value measurements. See more details in “MD&A—Critical Accounting Policies and Estimates,” “MD&A—Market Risk Profile” and “Note 8—Derivative Instruments and Hedging Activities.” See “MD&A—Liquidity Risk Profile” for information relating to our liquidity reserves as of September 30, 2020.
In the third quarter of 2020, the COVID-19 pandemic continued to impact the demand for our products and services. In our Domestic Card business, loan balances and revenue are down year-over-year, while purchase volume was relatively flat. In our Auto business, we saw an increase in origination volumes and loan growth from the sharp decline at the end of the first quarter. Our loan growth was driven by our relationship strategy and digital capabilities that we have developed. In our Retail Banking business, we have seen strong deposit growth throughout the year from increased consumer savings aided by the impact of government stimulus.
We are actively monitoring and responding to developments across the myriad of landscapes affected by the COVID-19 pandemic, including social, financial, legal, regulatory and governmental. As guidance is issued by governments and our regulators, we continue to assess the impacts on us. As government authorities continue to implement, modify and reinstate social distancing and reopening plans and other measures to contain the further spread of COVID-19, we will continue to adjust our business operations, policies and practices, keeping the best interests of our associates, customers and business partners at the forefront.
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
During the third quarter of 2020, we incurred $13 million of incremental expenses related to the remediation of and response to the Cybersecurity Incident, offset by $7 million of insurance recoveries. To date, we have incurred $127 million of incremental expenses, offset by $67 million of insurance recoveries pursuant to the cyber risk insurance coverage we carry. These expenses mainly consist of customer notifications, credit monitoring, technology costs, and professional support. We expect total incremental costs through the end of 2020 will be at the high end of the $100 million to $150 million range previously disclosed. We carry insurance to cover certain costs associated with a cyber risk event. As the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses, any such reimbursements are not considered in this range, though we continue to expect that a significant portion of these expenses will be covered by insurance. This insurance has a total coverage limit of $400 million and is subject to a $10 million deductible, which was met in the third quarter of 2019, as well as standard exclusions.
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

6	Capital One Financial Corporation (COF)

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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2020 and 2019 and selected comparative balance sheet data as of September 30, 2020 and December 31, 2019. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2020	2019	Change	2020	2019	Change
Income statement
Net interest income	$5,555	$5,737	(3)%	$17,040	$17,274	(1)%
Non-interest income	1,826	1,222	49	4,146	3,892	7
Total net revenue	7,381	6,959	6	21,186	21,166	—
Provision for credit losses	331	1,383	(76)	10,000	4,418	126
Non-interest expense:
Marketing	283	501	(44)	1,047	1,564	(33)
Operating expense	3,265	3,371	(3)	10,000	9,758	2
Total non-interest expense	3,548	3,872	(8)	11,047	11,322	(2)
Income from continuing operations before income taxes	3,502	1,704	106	139	5,426	(97)
Income tax provision (benefit)	1,096	375	192	(10)	1,071	**
Income from continuing operations, net of tax	2,406	1,329	81	149	4,355	(97)
Income (loss) from discontinued operations, net of tax	—	4	**	(1)	15	**
Net income	2,406	1,333	80	148	4,370	(97)
Dividends and undistributed earnings allocated to participating securities	(20)	(10)	100	(5)	(34)	(85)
Preferred stock dividends	(67)	(53)	26	(212)	(185)	15
Issuance cost for redeemed preferred stock	—	—	—	(22)	—	**
Net income (loss) available to common stockholders	$2,319	$1,270	83	$(91)	$4,151	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$5.07	$2.70	88%	$(0.20)	$8.80	**
Income from discontinued operations	—	0.01	**	—	0.03	**
Net income (loss) per basic common share	$5.07	$2.71	87	$(0.20)	$8.83	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$5.06	$2.68	89%	$(0.20)	$8.76	**
Income from discontinued operations	—	0.01	**	—	0.03	**
Net income (loss) per diluted common share	$5.06	$2.69	88	$(0.20)	$8.79	**
Weighted-average common shares outstanding (in millions):
Basic	457.8	469.5	(2)%	457.4	469.9	(3)%
Diluted	458.5	471.8	(3)	457.4	472.1	(3)
Common shares outstanding (period-end, in millions)	457.4	465.7	(2)	457.4	465.7	(2)
Dividends declared and paid per common share	$0.10	$0.40	(75)	$0.90	$1.20	(25)
Tangible book value per common share (period-end)(1)	83.67	80.46	4	83.67	80.46	4
Balance sheet (average balances)
Loans held for investment	$249,511	$246,147	1%	$255,232	$243,602	5%
Interest-earning assets	391,451	340,949	15	375,041	338,936	11
Total assets	422,854	374,905	13	408,233	372,148	10
Interest-bearing deposits	276,339	232,063	19	259,631	230,045	13
Total deposits	305,516	255,082	20	286,242	253,389	13

8	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2020	2019	Change		2020	2019	Change
Borrowings	$44,161	$49,413	(11)%		$48,577	$50,804	(4)%
Common equity	51,995	52,566	(1)		52,529	50,393	4
Total stockholders’ equity	57,223	57,245	—		57,802	54,861	5
Selected performance metrics
Purchase volume	$107,102	$108,034	(1)%		$297,171	$308,134	(4)%
Total net revenue margin(2)	7.54%	8.16%	(62)	bps	7.53%	8.33%	(80)	bps
Net interest margin	5.68	6.73	(105)		6.06	6.80	(74)
Return on average assets(3)	2.28	1.42	86		0.05	1.56	(151)
Return on average tangible assets(4)	2.36	1.48	88		0.05	1.63	(158)
Return on average common equity(5)	17.84	9.63	8%		(0.23)	10.94	**
Return on average tangible common equity(6)	24.98	13.45	12		(0.32)	15.54	**
Equity-to-assets ratio(7)	13.53	15.27	(174)	bps	14.16	14.74	(58)	bps
Non-interest expense as a percentage of average loans held for investment	5.69	6.29	(60)		5.77	6.20	(43)
Efficiency ratio(8)	48.07	55.64	(8)%		52.14	53.49	(135)
Operating efficiency ratio(9)	44.24	48.44	(4)		47.20	46.10	110
Effective income tax rate from continuing operations	31.3	22.0	9		(7.2)	19.7	(27)%
Net charge-offs	$1,073	$1,462	(27)		$4,369	$4,569	(4)
Net charge-off rate	1.72%	2.38%	(66)	bps	2.28%	2.50%	(22)	bps

(Dollars in millions, except as noted)	September 30, 2020	December 31, 2019	Change
Balance sheet (period-end)
Loans held for investment	$248,223	$265,809	(7)%
Interest-earning assets	390,040	355,202	10
Total assets	421,883	390,365	8
Interest-bearing deposits	276,092	239,209	15
Total deposits	305,725	262,697	16
Borrowings	42,795	55,697	(23)
Common equity	53,093	53,157	—
Total stockholders’ equity	58,424	58,011	1
Credit quality metrics
Allowance for credit losses	$16,129	$7,208	124%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	6.50%	2.71%	379	bps
30+ day performing delinquency rate	1.97	3.51	(154)
30+ day delinquency rate	2.22	3.74	(152)
Capital ratios
Common equity Tier 1 capital(10)	13.0%	12.2%	80	bps
Tier 1 capital(10)	14.8	13.7	110
Total capital(10)	17.3	16.1	120
Tier 1 leverage(10)	10.6	11.7	(110)
Tangible common equity(11)	9.4	10.2	(80)
Supplementary leverage(10)	10.2	9.9	30
Other
Employees (period end, in thousands)	52.5	51.9	1%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table A —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(2)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.
(3)Return on average assets is calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.

9	Capital One Financial Corporation (COF)

(4)Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(5)Return on average common equity is calculated based on annualized net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(6)Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity (“TCE”). Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(7)Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(8)Efficiency ratio is calculated based on non-interest expense for the period divided by total net revenue for the period.
(9)Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.
(10)Capital ratios are calculated based on the Basel III Standardized Approach framework, see “MD&A—Capital Management” for additional information.
(11)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
**    Not meaningful

10	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $2.4 billion (net income of $5.06 per diluted common share) on total net revenue of $7.4 billion and net income of $148 million (which after considering preferred stock dividends and other items equated to a net loss of $0.20 per diluted common share) on total net revenue of $21.2 billion for the third quarter and first nine months of 2020, respectively. In comparison, we reported net income of $1.3 billion (net income of $2.69 per diluted common share) on total net revenue of $7.0 billion and net income of $4.4 billion (net income of $8.79 per diluted common share) on total net revenue of $21.2 billion for the third quarter and first nine months of 2019, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 13.0% and 12.2% as of September 30, 2020 and December 31, 2019, respectively. See “MD&A—Capital Management” for additional information.
On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock (“2019 Stock Repurchase Program”) beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic through the program's expiration at the end of the second quarter of 2020. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2020. These highlights are based on a comparison between the results of the third quarter and first nine months of 2020 and 2019, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2020 compared to December 31, 2019. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance
•Earnings:
Our net income increased $1.1 billion to $2.4 billion in the third quarter of 2020 primarily driven by:
◦lower provision for credit losses driven by an allowance release due to lower loan balances in Domestic Card and Commercial Banking, including a $327 million release for credit card loans moved to held-for-sale; and
◦higher non-interest income due to a gain of $470 million on our equity investment in Snowflake Inc., which recently completed its initial public offering.
Our net income decreased $4.2 billion to $148 million in the first nine months of 2020 primarily driven by:
◦higher provision for credit losses in the first nine months of 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic; and
◦lower net interest income due to lower yields and lower outstanding balances in Domestic Card;
Partially offset by lower marketing expense.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $17.6 billion to $248.2 billion as of September 30, 2020 from December 31, 2019 primarily due to a decline in purchase volume and higher payments in Domestic Card driven by the customer response to the COVID-19 pandemic, partially offset by growth in our auto and commercial loan portfolios.
◦Average loans held for investment increased by $3.4 billion to $249.5 billion in the third quarter of 2020 compared to the third quarter of 2019 primarily driven by growth in our auto and commercial loan portfolios, partially offset by a decline in purchase volume and higher payments in Domestic Card. Average loans held for investment increased by $11.6 billion to $255.2 billion in the first nine months of 2020 compared to the first nine

11	Capital One Financial Corporation (COF)

months of 2019 primarily driven by growth in our commercial, auto and domestic credit card loan portfolios, including the Walmart portfolio acquired in the fourth quarter of 2019.
•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 66 basis points to 1.72% in the third quarter of 2020 compared to the third quarter of 2019 and decreased by 22 basis points to 2.28% in the first nine months of 2020 compared to the first nine months of 2019, primarily driven by the impact of short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic and strong credit performance in Domestic Card due to consumer payment behavior and the related impacts from government stimulus, partially offset by isolated charge offs in our commercial loan portfolio.
Our 30+ day delinquency rate decreased by 152 basis points to 2.22% as of September 30, 2020 from December 31, 2019 driven by strong credit performance in Domestic Card due to consumer payment behavior and the related impact from government stimulus, and short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
•Allowance for Credit Losses: Our allowance for credit losses increased by $8.9 billion to $16.1 billion, and our allowance coverage ratio increased by 379 basis points to 6.50% as of September 30, 2020 from December 31, 2019, driven by the allowance builds in the first and second quarters of 2020 from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as the adoption of the CECL standard in the first quarter of 2020.
Business Outlook
We discuss in this Report our expectations as of the time this Report was filed regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this Report are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our December 31, 2019 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:
•any change in current dividend or repurchase strategies;
•the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed;
•any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made;
•the potential impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident, other than the incremental costs related to the incident we expect to incur in 2020 which will be separately reported as an adjusting item as it relates to the Company’s financial results; or
•Moreover, this Report reflects certain assumptions regarding the potential effects of the COVID-19 pandemic on our business, results of operations, and financial condition. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are still uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for factors that could materially influence our results.

12	Capital One Financial Corporation (COF)

Total Company Expectations
In the third quarter of 2020, marketing in our Domestic Card business increased from unusually low levels, with most of the increase weighted toward the end of the quarter. We expect a significant sequential increase in total company marketing in the fourth quarter of 2020, driven by the normal seasonal increase between the third and fourth quarters, plus the impact of a full quarter of increased Domestic Card marketing.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2020 and 2019. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between interest income, including certain fees, earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings and other interest-bearing liabilities. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

13	Capital One Financial Corporation (COF)

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2020 and 2019 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$105,390	$3,644	13.83%	$112,484	$4,369	15.54%
Consumer banking	67,822	1,417	8.36	61,271	1,297	8.47
Commercial banking(2)	77,313	544	2.82	73,664	820	4.45
Other(3)	—	153	**	—	(57)	**
Total loans, including loans held for sale	250,525	5,758	9.19	247,419	6,429	10.39
Investment securities	91,777	443	1.93	80,762	583	2.88
Cash equivalents and other interest-earning assets	49,149	14	0.11	12,768	63	2.00
Total interest-earning assets	391,451	6,215	6.35	340,949	7,075	8.30
Cash and due from banks	4,697			4,376
Allowance for credit losses	(16,839)			(7,125)
Premises and equipment, net	4,319			4,279
Other assets	39,226			32,426
Total assets	$422,854			$374,905
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$276,339	$476	0.69%	$232,063	$901	1.55%
Securitized debt obligations	15,032	43	1.14	16,750	123	2.94
Senior and subordinated notes	28,497	132	1.86	31,220	299	3.84
Other borrowings and liabilities	2,119	9	1.77	2,698	15	2.14
Total interest-bearing liabilities	321,987	660	0.82	282,731	1,338	1.89
Non-interest-bearing deposits	29,177			23,019
Other liabilities	14,467			11,910
Total liabilities	365,631			317,660
Stockholders’ equity	57,223			57,245
Total liabilities and stockholders’ equity	$422,854			$374,905
Net interest income/spread		$5,555	5.53		$5,737	6.41
Impact of non-interest-bearing funding			0.15			0.32
Net interest margin			5.68%			6.73%

14	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$112,305	$11,812	14.02%	$111,584	$13,103	15.66%
Consumer banking	65,457	4,128	8.41	60,072	3,751	8.33
Commercial banking(2)	78,403	1,898	3.23	73,066	2,517	4.59
Other(3)	—	282	**	21	(191)	**
Total loans, including loans held for sale	256,165	18,120	9.43	244,743	19,180	10.45
Investment securities	83,724	1,455	2.32	82,264	1,867	3.03
Cash equivalents and other interest-earning assets	35,152	67	0.25	11,929	196	2.19
Total interest-earning assets	375,041	19,642	6.98	338,936	21,243	8.36
Cash and due from banks	4,913			4,281
Allowance for credit losses	(13,796)			(7,221)
Premises and equipment, net	4,332			4,275
Other assets	37,743			31,877
Total assets	$408,233			$372,148
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$259,631	$1,818	0.93%	$230,045	$2,588	1.50%
Securitized debt obligations	16,500	198	1.60	17,912	405	3.02
Senior and subordinated notes	30,371	551	2.42	30,897	923	3.98
Other borrowings and liabilities	3,147	35	1.50	3,228	53	2.19
Total interest-bearing liabilities	309,649	2,602	1.12	282,082	3,969	1.88
Non-interest-bearing deposits	26,611			23,344
Other liabilities	14,171			11,861
Total liabilities	350,431			317,287
Stockholders’ equity	57,802			54,861
Total liabilities and stockholders’ equity	$408,233			$372,148
Net interest income/spread		$17,040	5.86		$17,274	6.48
Impact of non-interest-bearing funding			0.20			0.32
Net interest margin			6.06%			6.80%
__________
(1)Past due fees included in interest income totaled approximately $277 million and $933 million in the third quarter and first nine months of 2020, respectively, and $423 million and $1.2 billion in the third quarter and first nine months of 2019, respectively.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $61 million in the third quarter and first nine months of 2020, respectively, and $21 million and $62 million in the third quarter and first nine months of 2019, respectively, with corresponding reductions to the Other category.
(3)Interest income/expense of Other represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.
Net interest income decreased by $182 million to $5.6 billion in the third quarter of 2020 compared to the third quarter of 2019, and decreased by $234 million to $17.0 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by lower outstanding balances and lower yields in Domestic Card, partially offset by lower interest expense on interest-bearing liabilities.
Net interest margin decreased by 105 basis points to 5.68% in the third quarter of 2020 compared to the third quarter of 2019, and decreased by 74 basis points to 6.06% in the first nine months of 2020 compared to the first nine months of 2019 primarily

15	Capital One Financial Corporation (COF)

driven by a shift in our asset mix with cash balances representing a greater proportion of total average interest-earning assets as compared to loans, partially offset by the lower interest rate paid on interest-bearing deposits.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(725)	$(264)	$(461)	$(1,291)	$76	$(1,367)
Consumer banking	120	137	(17)	377	339	38
Commercial banking(2)	(276)	26	(302)	(619)	129	(748)
Other(3)	210	—	210	473	—	473
Total loans, including loans held for sale	(671)	(101)	(570)	(1,060)	544	(1,604)
Investment securities	(140)	53	(193)	(412)	25	(437)
Cash equivalents and other interest-earning assets	(49)	10	(59)	(129)	45	(174)
Total interest income	(860)	(38)	(822)	(1,601)	614	(2,215)
Interest expense:
Interest-bearing deposits	(425)	76	(501)	(770)	207	(977)
Securitized debt obligations	(80)	(11)	(69)	(207)	(30)	(177)
Senior and subordinated notes	(167)	(24)	(143)	(372)	(15)	(357)
Other borrowings and liabilities	(6)	(3)	(3)	(18)	(1)	(17)
Total interest expense	(678)	38	(716)	(1,367)	161	(1,528)
Net interest income	$(182)	$(76)	$(106)	$(234)	$453	$(687)
__________
(1)We calculate the change in interest income and interest expense separately for each item. The portion of interest income or interest expense attributable to both volume and rate is allocated proportionately when the calculation results in a positive value. When the portion of interest income or interest expense attributable to both volume and rate results in a negative value, the total amount is allocated to volume or rate, depending on which amount is positive.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(3)Interest income/expense of Other represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

16	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2020 and 2019.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Interchange fees, net	$775	$790	$2,199	$2,368
Service charges and other customer-related fees	320	283	905	988
Net securities gains	25	5	25	44
Other non-interest income:(1)
Mortgage banking revenue	66	48	172	127
Treasury and other investment income	516	36	572	139
Other	124	60	273	226
Total other non-interest income	706	144	1,017	492
Total non-interest income	$1,826	$1,222	$4,146	$3,892
________
(1)Includes gains of $19 million and $4 million on deferred compensation plan investments for the third quarter and first nine months of 2020, respectively, and gains of $1 million and $39 million for the third quarter and first nine months of 2019, respectively.
Non-interest income increased by $604 million to $1.8 billion in the third quarter of 2020 compared to the third quarter of 2019 and increased by $254 million to $4.1 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by a gain of $470 million on our equity investment in Snowflake Inc., which recently completed its initial public offering.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Beginning in the first quarter of 2020, our allowance for credit losses and reserve for unfunded lending commitments are measured under the CECL standard.
Our provision for credit losses decreased by $1.1 billion to $331 million in the third quarter of 2020 compared to the third quarter of 2019 primarily driven by an allowance release due to lower loan balances in Domestic Card and Commercial Banking, including a $327 million release for credit card loans moved to held-for-sale. Our provision increased by $5.6 billion to $10.0 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

17	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2020 and 2019.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Salaries and associate benefits(1)	$1,719	$1,605	$5,050	$4,736
Occupancy and equipment	506	519	1,546	1,533
Marketing	283	501	1,047	1,564
Professional services	327	314	918	919
Communications and data processing	310	312	920	944
Amortization of intangibles	14	25	52	84
Other non-interest expense:
Bankcard, regulatory and other fee assessments	69	100	210	273
Collections	74	100	255	291
Fraud losses	56	101	206	301
Other(2)	190	295	843	677
Total other non-interest expense	389	596	1,514	1,542
Total non-interest expense	$3,548	$3,872	$11,047	$11,322
_________
(1)Includes expense of $19 million and $4 million for the third quarter and first nine months of 2020, respectively, and $1 million and $39 million related to our deferred compensation plan investments for the third quarter and first nine months of 2019, respectively. These amounts have corresponding offsets in other non-interest income.
(2)Includes legal reserve builds of $40 million and $350 million, and net Cybersecurity Incident expenses of $6 million and $21 million in the third quarter and first nine months of 2020, respectively.
Non-interest expense decreased by $324 million to $3.5 billion in the third quarter of 2020 compared to the third quarter of 2019 and decreased by $275 million to $11.0 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by lower marketing expense.
Income Taxes
We recorded income tax expense of $1.1 billion (31.3% effective income tax rate) and an income tax benefit of $10 million (negative 7.2% effective income tax rate) in the third quarter and first nine months of 2020, respectively, compared to income tax expense of $375 million (22.0% effective income tax rate) and $1.1 billion (19.7% effective income tax rate) in the third quarter and first nine months of 2019, respectively. Our effective income tax rate decreased for the nine months ended September, 30, 2020 as compared to the same period in 2019 primarily driven by the relationship of our tax credits and discrete tax benefits in proportion to our pre-tax earnings. Our third quarter effective income tax rate increased in 2020 as compared to 2019 primarily driven by changes in expectations of pre-tax income due to the impacts of the COVID-19 pandemic.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 1—Summary of Significant Accounting Policies” in this Report and “Note 15—Income Taxes” in our 2019 Form 10-K.

18	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $31.5 billion to $421.9 billion as of September 30, 2020 from December 31, 2019 primarily driven by an increase in our cash balances from deposit growth due to increased consumer savings aided by the impact of government stimulus, partially offset by a decline in loan balances.
Total liabilities increased by $31.1 billion to $363.5 billion as of September 30, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings aided by the impact of government stimulus.
Stockholders’ equity increased by $413 million to $58.4 billion as of September 30, 2020 from December 31, 2019 primarily driven by a $2.7 billion increase in accumulated other comprehensive income from an increase in the fair value of our investment securities and derivatives driven by the decline in interest rates, offset by the $2.2 billion impact on retained earnings for the adoption of the CECL standard in the first quarter of 2020.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. Treasury securities, U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”) and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio, as of both September 30, 2020 and December 31, 2019.
The fair value of our available for sale securities portfolio increased by $20.6 billion to $99.9 billion as of September 30, 2020 from December 31, 2019, primarily driven by net purchases. See “Note 2—Investment Securities” for more information.
Table 6 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of September 30, 2020 and December 31, 2019.
Table 6: Investment Securities

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,331	$9,345	$4,122	$4,124
RMBS:
Agency	72,948	75,366	62,003	62,839
Non-agency	1,093	1,293	1,235	1,499
Total RMBS	74,041	76,659	63,238	64,338
Agency CMBS	10,953	11,435	9,303	9,426
Other securities(1)	2,410	2,414	1,321	1,325
Total investment securities available for sale	$96,735	$99,853	$77,984	$79,213
__________
(1)Includes $1.5 billion and $117 million of asset-backed securities as of September 30, 2020, and December 31, 2019, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

19	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for credit losses and net loan balance as of September 30, 2020 and December 31, 2019.
Table 7: Loans Held for Investment

	September 30, 2020			December 31, 2019
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$103,641	$11,612	$92,029	$128,236	$5,395	$122,841
Consumer Banking	68,688	2,747	65,941	63,065	1,038	62,027
Commercial Banking	75,894	1,770	74,124	74,508	775	73,733
Total	$248,223	$16,129	$232,094	$265,809	$7,208	$258,601
Loans held for investment decreased by $17.6 billion to $248.2 billion as of September 30, 2020 from December 31, 2019 primarily driven by a decline in purchase volume and higher payments in Domestic Card driven by the customer response to the COVID-19 pandemic, partially offset by growth in our auto and commercial loan portfolios.
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
Table 8 provides the composition of our primary sources of funding as of September 30, 2020 and December 31, 2019.
Table 8: Funding Sources Composition

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$249,684	71%	$213,099	67%
Commercial Banking	36,783	11	32,134	10
Other(1)	19,258	6	17,464	5
Total deposits	305,725	88	262,697	82
Securitized debt obligations	13,566	4	17,808	6
Other debt	29,229	8	37,889	12
Total funding sources	$348,520	100%	$318,394	100%
__________
(1)Includes brokered deposits of $18.3 billion and $16.7 billion as of September 30, 2020 and December 31, 2019, respectively.
Total deposits increased by $43.0 billion to $305.7 billion as of September 30, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings aided by the impact of government stimulus.
Securitized debt obligations decreased by $4.2 billion to $13.6 billion as of September 30, 2020 from December 31, 2019 primarily driven by net maturities in our credit card securitization program, partially offset by net issuances in our auto securitization program.

20	Capital One Financial Corporation (COF)

Other debt decreased by $8.7 billion to $29.2 billion as of September 30, 2020 from December 31, 2019 primarily driven by maturities of our short-term FHLB advances and the repurchase of a portion of our senior unsecured debt.
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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired business. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2019 Form 10-K.
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
We summarize our business segment results for the third quarter and first nine months of 2020 and 2019 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2020 compared to December 31, 2019. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

21	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue and income (loss) from continuing operations, for the third quarter and first nine months of 2020 and 2019.
Table 9: Business Segment Results

	Three Months Ended September 30,
	2020				2019
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,305	58%	$1,414	59%	$4,416	63%	$734	55%
Consumer Banking	2,011	27	796	33	1,847	27	505	38
Commercial Banking(3)	754	10	309	13	707	10	154	12
Other(3)	311	5	(113)	(5)	(11)	—	(64)	(5)
Total	$7,381	100%	$2,406	100%	$6,959	100%	$1,329	100%

	Nine Months Ended September 30,
	2020				2019
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,132	62%	$(110)	(74)%	$13,525	64%	$2,423	56%
Consumer Banking	5,556	26	630	423	5,561	26	1,516	35
Commercial Banking(3)	2,181	10	(220)	(148)	2,097	10	457	10
Other(3)	317	2	(151)	(101)	(17)	—	(41)	(1)
Total	$21,186	100%	$149	100%	$21,166	100%	$4,355	100%
__________
(1)Total net revenue (loss) consists of net interest income and non-interest income.
(2)Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

22	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $1.4 billion in the third quarter of 2020 and a net loss of $110 million in the first nine months of 2020, compared to net income of $734 million and $2.4 billion in the third quarter and first nine months of 2019, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$3,292	$3,546	(7)%		$10,363	$10,667	(3)%
Non-interest income	1,013	870	16		2,769	2,858	(3)
Total net revenue(1)	4,305	4,416	(3)		13,132	13,525	(3)
Provision for credit losses	450	1,087	(59)		7,096	3,571	99
Non-interest expense	2,003	2,360	(15)		6,180	6,784	(9)
Income (loss) from continuing operations before income taxes	1,852	969	91		(144)	3,170	**
Income tax provision (benefit)	438	235	86		(34)	747	**
Income (loss) from continuing operations, net of tax	$1,414	$734	93		$(110)	$2,423	**
Selected performance metrics:
Average loans held for investment(2)	$105,367	$112,371	(6)		$112,272	$111,545	1
Average yield on loans held for investment(3)	13.83%	15.55%	(172)	bps	14.03%	15.66%	(163)	bps
Total net revenue margin(4)	16.34	15.72	62		15.59	16.17	(58)
Net charge-offs	$943	$1,151	(18)%		$3,590	$3,835	(6)%
Net charge-off rate	3.58%	4.09%	(51)	bps	4.26%	4.58%	(32)	bps
Purchase volume	$107,102	$108,034	(1)%		$297,171	$308,134	(4)%

(Dollars in millions, except as noted)	September 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(2)(5)	$103,641	$128,236	(19)%
30+ day performing delinquency rate	2.20%	3.89%	(169)	bps
30+ day delinquency rate	2.21	3.91	(170)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for credit losses(2)	$11,612	$5,395	115%
Allowance coverage ratio	11.20%	4.21%	699	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Total net revenue was reduced by $235 million and $942 million in the third quarter and first nine months of 2020 for finance charges and fees charged-off as uncollectible and by $330 million and $1.0 billion in the third quarter and first nine months of 2019 for the estimated uncollectible amount of billed finance charges and fees and related losses.
(2)Period-end loans held for investment and average loans held for investment include billed finance charges and fees. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(3)Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.
(4)Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period. Interest income also includes interest income on loans held for sale.
(5)We transferred a $2.1 billion partnership loan portfolio to held for sale as of September 30, 2020.

23	Capital One Financial Corporation (COF)

(6)Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful
Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019, and changes in financial condition and credit performance between September 30, 2020 and December 31, 2019 include the following:
•Net Interest Income: Net interest income decreased by $254 million to $3.3 billion in the third quarter of 2020 primarily driven by lower margins and lower average loan balances from customer behavior in response to the COVID-19 pandemic. Net interest income decreased by $304 million to $10.4 billion in the first nine months of 2020 primarily driven by lower margins, partially offset by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio.
•Non-Interest Income: Non-interest income increased by $143 million to $1.0 billion in the third quarter of 2020 primarily driven by higher revenues from card partnership arrangements and a release in our U.K. PPI reserve in the current quarter compared to a build in the prior year quarter. Non-interest income decreased by $89 million to $2.8 billion in the first nine months of 2020 primarily driven by lower net interchange fees from a decline in purchase volume, partially offset by higher revenues from card partnership arrangements.
•Provision for Credit Losses: Provision for credit losses decreased by $637 million to $450 million in the third quarter of 2020 primarily driven by an allowance release for partnership loans moved to held-for sale and lower loan balances. Provision for credit losses increased by $3.5 billion to $7.1 billion in the first nine months of 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense decreased by $357 million to $2.0 billion in the third quarter of 2020 and decreased by $604 million to $6.2 billion in the first nine months of 2020 primarily driven by our decision to decrease marketing spend in the current economic environment. The third quarter of 2020 also benefited from a release in our U.K. PPI reserve compared to a build in the prior year quarter.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $24.6 billion to $103.6 billion as of September 30, 2020 from December 31, 2019 and average loans held for investment decreased by $7.0 billion to $105.4 billion in the third quarter of 2020 compared to the third quarter of 2019 primarily due to a decline in purchase volume and higher payments in response to the COVID-19 pandemic. Period-end loans held for investment also declined due to the transfer of a $2.1 billion partnership loan portfolio to held for sale as of September 30, 2020.
◦Average loans held for investment increased by $727 million to $112.3 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily due to the acquired Walmart portfolio, largely offset by a decline in purchase volume and higher payments in response to the COVID-19 pandemic.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 51 basis points to 3.58% in the third quarter of 2020 compared to the third quarter of 2019 and decreased by 32 basis points to 4.26% in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by strong credit performance in Domestic Card due to consumer payment behavior, the impact of the government stimulus, and the impact of the acquired Walmart portfolio.
The 30+ day delinquency rate decreased by 170 basis points to 2.21% as of September 30, 2020 from December 31, 2019 due to lower delinquency inventories in our domestic credit card loan portfolio primarily driven by consumer payment behavior, the impact of government stimulus, and seasonality.

24	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.3 billion in the third quarter of 2020 and net loss of $192 million in the first nine months of 2020, compared to net income from continuing operations of $837 million and $2.4 billion in the third quarter and first nine months of 2019, respectively. In the third quarter and first nine months of 2020 and 2019, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$2,995	$3,299	(9)%		$9,470	$9,792	(3)%
Non-interest income	952	878	8		2,589	2,722	(5)
Total net revenue(1)(2)	3,947	4,177	(6)		12,059	12,514	(4)
Provision for credit losses	378	1,010	(63)		6,748	3,325	103
Non-interest expense	1,802	2,076	(13)		5,562	6,059	(8)
Income (loss) from continuing operations before income taxes	1,767	1,091	62		(251)	3,130	**
Income tax provision (benefit)	419	254	65		(59)	729	**
Income (loss) from continuing operations, net of tax	$1,348	$837	61		$(192)	$2,401	**
Selected performance metrics:
Average loans held for investment(3)	$97,306	$103,426	(6)		$103,980	$102,677	1
Average yield on loans held for investment(4)	13.57%	15.74%	(217)	bps	13.82%	15.67%	(185)	bps
Total net revenue margin(5)	16.22	16.15	7		15.46	16.25	(79)
Net charge-offs	$885	$1,065	(17)%		$3,359	$3,599	(7)%
Net charge-off rate	3.64%	4.12%	(48)	bps	4.31%	4.67%	(36)	bps
Purchase volume	$98,107	$99,087	(1)%		$273,215	$282,878	(3)%

(Dollars in millions, except as noted)	September 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(3)(6)	$95,541	$118,606	(19)%
30+ day performing delinquency rate	2.21%	3.93%	(172)	bps
Allowance for credit losses	$11,062	$4,997	121%
Allowance coverage ratio	11.58%	4.21%	737	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Finance charges and fees charged-off as uncollectible are reflected as a reduction in total net revenue.
(2)We pay bounties to third parties for new accounts, which are considered loan origination costs and therefore deferred and amortized as an offset to revenue. Total net revenue was reduced by $97 million and $370 million in the third quarter and first nine months of 2020 and by $127 million and $333 million in the third quarter and first nine months of 2019 due to the amortization of these bounties. As of September 30, 2020, approximately $95 million of deferred bounty payments remained to be amortized in future periods.
(3)Period-end loans held for investment and average loans held for investment include billed finance charges and fees. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(4)Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.
(5)Total net revenue margin is calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.
(6)We transferred a $2.1 billion partnership loan portfolio to held for sale as of September 30, 2020.
**    Not meaningful

25	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net Income for our Domestic Card business increased in the third quarter of 2020 compared to the third quarter of 2019 and decreased in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by:
•lower provision for credit losses in the third quarter of 2020 due to an allowance release for partnership loans moved to held-for sale and lower loan balances, and higher provision for credit losses in the first nine months of 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic;
•lower net interest income in the third quarter of 2020 due to lower margins and lower average loan balances from customer behavior in response to the COVID-19 pandemic, and lower net interest income in the first nine months of 2020 due to lower margins, partially offset by growth in our domestic credit card loan portfolio, including the acquired Walmart portfolio;
•higher non-interest income in the third quarter of 2020 primarily driven by higher revenues from card partnership arrangements, and lower non-interest income in the first nine months of 2020 primarily driven by lower net interchange fees from a decline in purchase volume, partially offset by higher revenues from card partnership arrangements; and
•lower non-interest expense primarily driven by our decision to decrease marketing spend in the current economic environment.

26	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, net interchange income and service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $796 million and $630 million in the third quarter and first nine months of 2020, respectively, and $505 million and $1.5 billion in the third quarter and first nine months of 2019, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$1,904	$1,682	13%		$5,226	$5,070	3%
Non-interest income	107	165	(35)		330	491	(33)
Total net revenue	2,011	1,847	9		5,556	5,561	—
Provision (benefit) for credit losses	(43)	203	**		1,693	603	181
Non-interest expense	1,011	985	3		3,038	2,981	2
Income from continuing operations before income taxes	1,043	659	58		825	1,977	(58)
Income tax provision	247	154	60		195	461	(58)
Income from continuing operations, net of tax	$796	$505	58		$630	$1,516	(58)
Selected performance metrics:
Average loans held for investment:
Auto	$64,476	$58,517	10		$62,434	$57,282	9
Retail banking	3,346	2,752	22		3,023	2,790	8
Total consumer banking	$67,822	$61,269	11		$65,457	$60,072	9
Average yield on loans held for investment(1)	8.36%	8.47%	(11)	bps	8.41%	8.33%	8	bps
Average deposits	$248,418	$204,933	21%		$231,988	$203,404	14%
Average deposits interest rate	0.66%	1.31%	(65)	bps	0.86%	1.25%	(39)	bps
Net charge-offs	$48	$251	(81)%		$486	$644	(25)%
Net charge-off rate	0.28%	1.64%	(136)	bps	0.99%	1.43%	(44)	bps
Auto loan originations	$8,979	$8,175	10%		$24,910	$21,723	15%

(Dollars in millions, except as noted)	September 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Auto	$65,394	$60,362	8%
Retail banking	3,294	2,703	22
Total consumer banking	$68,688	$63,065	9
30+ day performing delinquency rate	3.62%	6.63%	(301)	bps
30+ day delinquency rate	3.90	7.34	(344)
Nonperforming loan rate	0.38	0.81	(43)
Nonperforming asset rate(2)	0.43	0.91	(48)
Allowance for credit losses	$2,747	$1,038	165%
Allowance coverage ratio	4.00%	1.65%	235	bps
Deposits	$249,684	$213,099	17%
__________

27	Capital One Financial Corporation (COF)

(1)Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.
(2)Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019, and changes in financial condition and credit performance between September 30, 2020 and December 31, 2019 include the following:
•Net Interest Income: Net interest income increased by $222 million to $1.9 billion in the third quarter of 2020 primarily driven by growth in our auto loan portfolio. Net interest income increased by $156 million to $5.2 billion in the first nine months of 2020 primarily driven by growth in our auto loan portfolio, partially offset by lower margins in our Retail Banking business due to a decline in interest rates.
•Non-Interest Income: Non-interest income decreased by $58 million to $107 million in the third quarter of 2020 and decreased by $161 million to $330 million in the first nine months of 2020 primarily driven by lower service charges and fees on deposit accounts as a result of the COVID-19 pandemic.
•Provision for Credit Losses: Provision for credit losses decreased by $246 million to a benefit of $43 million in the third quarter of 2020 due to lower losses due to short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic and an allowance release due to favorable auction prices. Provision for credit losses increased by $1.1 billion to $1.7 billion in the first nine months of 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $26 million to $1.0 billion in the third quarter of 2020 and increased by $57 million to $3.0 billion in the first nine months of 2020 primarily driven by continued investment in technology and infrastructure.
•Loans Held for Investment: Period-end loans held for investment increased by $5.6 billion to $68.7 billion as of September 30, 2020 from December 31, 2019, and average loans held for investment increased by $6.6 billion to $67.8 billion in the third quarter of 2020 compared to the third quarter of 2019 and increased by $5.4 billion to $65.5 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily due to growth in our auto loan portfolio.
•Deposits: Period-end deposits increased by $36.6 billion to $249.7 billion as of September 30, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings aided by the impact of government stimulus.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 136 basis points to 0.28% in the third quarter of 2020 compared to the third quarter of 2019 and decreased by 44 basis points to 0.99% in the first nine months of 2020 compared to the first nine months of 2019 primarily driven by the impact of short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
•The 30+ day delinquency rate decreased by 344 basis points to 3.90% as of September 30, 2020 from December 31, 2019 driven by lower auto delinquency inventories resulting from the short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.

28	Capital One Financial Corporation (COF)

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from transaction fees and other products and services. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses and operating costs.
Our Commercial Banking business generated net income from continuing operations of $309 million in the third quarter of 2020 and a net loss of $220 million in the first nine months of 2020, compared to net income of $154 million and $457 million in the third quarter and first nine months of 2019, respectively.
Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

29	Capital One Financial Corporation (COF)

Table 12: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2020	2019	Change		2020	2019	Change
Selected income statement data:
Net interest income	$517	$486	6%		$1,526	$1,489	2%
Non-interest income	237	221	7		655	608	8
Total net revenue(1)	754	707	7		2,181	2,097	4
Provision (benefit) for credit losses(2)	(74)	93	**		1,209	244	**
Non-interest expense	424	414	2		1,261	1,258	—
Income (loss) from continuing operations before income taxes	404	200	102		(289)	595	**
Income tax provision (benefit)	95	46	107		(69)	138	**
Income (loss) from continuing operations, net of tax	$309	$154	101		$(220)	$457	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$30,918	$29,698	4		$31,239	$29,418	6
Commercial and industrial	45,404	42,807	6		46,264	42,474	9
Total commercial lending	76,322	72,505	5		77,503	71,892	8
Small-ticket commercial real estate	—	2	**		—	93	**
Total commercial banking	$76,322	$72,507	5		$77,503	$71,985	8
Average yield on loans held for investment(1)(3)	2.82%	4.45%	(163)	bps	3.23%	4.61%	(138)	bps
Average deposits	$36,278	$30,693	18%		$34,391	$30,957	11%
Average deposits interest rate	0.25%	1.25%	(100)	bps	0.47%	1.21%	(74)	bps
Net charge-offs	$82	$60	37%		$293	$90	**
Net charge-off rate	0.43%	0.33%	10	bps	0.50%	0.17%	33	bps

(Dollars in millions, except as noted)	September 30, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$31,197	$30,245	3%
Commercial and industrial	44,697	44,263	1
Total commercial banking	$75,894	$74,508	2
Nonperforming loan rate	1.01%	0.60%	41	bps
Nonperforming asset rate(4)	1.01	0.60	41
Allowance for credit losses(2)	$1,770	$775	128%
Allowance coverage ratio	2.33%	1.04%	129	bps
Deposits	$36,783	$32,134	14%
Loans serviced for others	41,602	38,481	8
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $195 million and $130 million as of September 30, 2020 and December 31, 2019, respectively.
(3)Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.
(4)Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and other foreclosed assets.
**    Not meaningful.

30	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019, and changes in financial condition and credit performance between September 30, 2020 and December 31, 2019 include the following:
•Net Interest Income: Net interest income increased by $31 million to $517 million in the third quarter of 2020 and increased by $37 million to $1.5 billion in the first nine months of 2020 as higher average loans and deposits were partially offset by slightly lower loan margins.
•Non-Interest Income: Non-interest income increased by $16 million to $237 million in the third quarter of 2020 primarily driven by higher revenue from our agency business partially offset by lower activity in our capital markets business and increased by $47 million to $655 million in the first nine months of 2020 primarily driven by higher revenue from our agency and capital markets businesses.
•Provision for Credit Losses: Provision for credit losses decreased by $167 million to a benefit of $74 million in the third quarter of 2020 driven by an allowance release primarily due to lower loan balances. Provision for credit losses increased by $965 million to $1.2 billion in the first nine months of 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic as well as credit deterioration in our energy loan portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $424 million in the third quarter of 2020 and $1.3 billion in the first nine months of 2020.
•Loans Held for Investment: Period-end loans held for investment increased by $1.4 billion to $75.9 billion as of September 30, 2020 from December 31, 2019, and average loans held for investment increased by $3.8 billion to $76.3 billion in the third quarter of 2020 compared to the third quarter of 2019 and increased by $5.5 billion to $77.5 billion in the first nine months of 2020 compared to the first nine months of 2019 driven by growth across our commercial loan portfolio.
•Deposits: Period-end deposits increased by $4.6 billion to $36.8 billion as of September 30, 2020 from December 31, 2019 primarily driven by elevated client liquidity.
•Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 10 basis points to 0.43% in the third quarter of 2020 primarily driven by isolated charge-offs in our real estate portfolio and increased by 33 basis points to 0.50% in the first nine months of 2020 primarily driven by elevated charge-offs in our energy loan portfolio.
The nonperforming loan rate increased by 41 basis points to 1.01% as of September 30, 2020 from December 31, 2019 driven by credit downgrades in industries that are impacted by the COVID-19 pandemic.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment securities portfolio, asset/liability management and certain capital management activities. Other also includes:
•unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges;
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

31	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Selected income statement data:
Net interest income (loss)	$(158)	$23	**	$(75)	$48	**
Non-interest income (loss)	469	(34)	**	392	(65)	**
Total net revenue (loss)(1)	311	(11)	**	317	(17)	**
Provision (benefit) for credit losses	(2)	—	**	2	—	**
Non-interest expense(2)	110	113	(3)%	568	299	90%
Income (loss) from continuing operations before income taxes	203	(124)	**	(253)	(316)	(20)
Income tax provision (benefit)	316	(60)	**	(102)	(275)	(63)
Loss from continuing operations, net of tax	$(113)	$(64)	77	$(151)	$(41)	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Includes legal reserve builds of $40 million and $350 million, and net Cybersecurity Incident expenses of $6 million and $21 million in the third quarter and first nine months of 2020, respectively.
**    Not meaningful.
Net loss from continuing operations was $113 million and $64 million in the third quarter of 2020 and 2019, respectively, primarily driven by an increase in income tax provision due to changes in expectations in pre-tax income for 2020, partially offset by a gain of $470 million on our equity investment in Snowflake Inc., which recently completed its initial public offering.
Net loss from continuing operations was $151 million and $41 million in the first nine months of 2020 and 2019, respectively, primarily driven by legal reserve builds and reduced income tax benefit, partially offset by the gain on our equity investment in Snowflake Inc. noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in this Report and in our December 31, 2019 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Asset impairment
•Fair value of financial instruments
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

32	Capital One Financial Corporation (COF)

Loan Loss Reserves
In the first quarter of 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and updated our critical accounting policy and estimate for loan loss reserves. We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment as of each balance sheet date. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. For all such loans and unfunded lending commitments, our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $16.1 billion as of September 30, 2020 and $7.2 billion as of December 31, 2019.
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

33	Capital One Financial Corporation (COF)

Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve of $462 million to our allowance for credit losses, with a corresponding increase to credit card loans held for investment. We review and assess the appropriateness of our finance charge and fee reserve on a quarterly basis. Our methodology for estimating the uncollectible portion of finance charges and fees is consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables.
Asset Impairment
In addition to our loan portfolio, we review other assets for impairment on a regular basis in accordance with applicable accounting guidance. This process requires significant management judgment and involves various estimates and assumptions.
Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of September 30, 2020, we had four reporting units which included Credit Card, Auto Finance, Other Consumer Banking and Commercial Banking. We are also required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount. The macroeconomic, industry and market factors previously identified in the first quarter of 2020 coinciding with the COVID-19 pandemic have persisted in both the second and third quarters as there continued to be disruption in the economy and interest rates remain low. We determined it was more likely than not that the fair value of our reporting units remained in excess of their carrying values as of September 30, 2020. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the COVID-19 pandemic, our market capitalization, overall economic conditions and any other triggering events or circumstances that may cause an impairment of goodwill in the future.
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
There have been no additional changes to our critical accounting policies and estimates described in our December 31, 2019 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2020

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
This ASU is effective from March 12, 2020 through December 31, 2022 with early adoption as of January 1, 2020 permitted.

We are evaluating the expected impact of and our operational readiness for this ASU.
Income Tax Accounting Simplification ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued December 2019	Simplifies various aspects of the guidance on accounting for income taxes.	This ASU is effective January 1, 2021 with early adoption permitted, using the retrospective, modified retrospective and prospective methods of adoption.

We are currently evaluating the impact of adopting this standard.
See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2020.

34	Capital One Financial Corporation (COF)

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
In addition, Category III institutions, including the Company and the Banks, are subject to certain capital requirements formerly applicable only to Basel III Advanced Approaches banking organizations. Category III institutions are subject to a supplementary leverage ratio of 3.0% and their capital conservation buffer may be supplemented by an incremental countercyclical capital buffer of up to 2.5% composed of common equity Tier 1 capital and set at the discretion of the Federal Banking Agencies. As of September 30, 2020, the countercyclical capital buffer was zero percent in the United States. A determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.

35	Capital One Financial Corporation (COF)

The Market Risk Rule requires institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of September 30, 2020, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
As part of the response to the COVID-19 pandemic, the Federal Banking Agencies adopted a final rule (“2020 CECL Transition Rule”) that provides banking organizations an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”).
Pursuant to the 2020 CECL Transition Rule, banking organizations may elect to delay for two years the estimated impact of CECL on regulatory capital and then phase in the estimated cumulative impact of the initial two-year delay over the next three years. The estimated cumulative impact of CECL, which will be phased in during the three-year transition period, includes the after-tax impact of adopting the CECL standard and the estimated impact of CECL in the initial two years thereafter. The 2020 CECL Transition Rule introduced a uniform “scaling factor” of 25% for estimating the impact of CECL during the initial two years. The 25% “scaling factor” is an approximation of the impact of differences in credit loss allowances reflected under the CECL standard versus the incurred loss methodology. We made the 2020 CECL Transition Election in the first quarter of 2020, and therefore the applicable amounts presented in this Report reflect such election.
As of September 30, 2020, the minimum capital requirements plus the capital conservation buffer of 2.5% and the countercyclical capital buffer (currently set as 0%) for common equity Tier 1 capital, Tier 1 capital and total capital ratios were 7.0%, 8.5% and 10.5%, respectively, for the Company and the Banks. A common equity Tier 1 capital ratio, Tier 1 capital ratio, or total capital ratio below the applicable regulatory minimum ratio plus the applicable capital conservation buffer and the applicable countercyclical buffer (if set to an amount greater than 0%) might restrict a banking organization’s ability to distribute capital and make discretionary bonus payments.
Under the stress capital buffer framework, our new “standardized approach capital conservation buffer” includes the stress capital buffer requirement, the countercyclical capital buffer and any G-SIB surcharge. Our stress capital buffer requirement is 5.6% for the period from October 1, 2020 through September 30, 2021, at which point a revised stress capital buffer requirement will be applicable to us based on our 2021 stress testing results, the countercyclical capital buffer is currently set at 0%, and the G-SIB surcharge is not applicable to us. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for common equity Tier 1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.1%, 11.6% and 13.6%, respectively, for the period from October 1, 2020 through September 30, 2021. If we fail to maintain our capital ratios above the minimum capital requirements plus the standardized approach capital conservation buffer, we will face increasingly strict limitations on capital distributions and discretionary bonus payments to certain executive officers.
The Company exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well capitalized under PCA requirements as of September 30, 2020 and December 31, 2019, respectively.
For the description of the regulatory capital rules we are subject to, see “MD&A—Supervision and Regulation” in this Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2020 as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K.

36	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of September 30, 2020 and December 31, 2019.
Table 14: Capital Ratios Under Basel III(1)(2)

	September 30, 2020			December 31, 2019
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.0%	4.5%	N/A	12.2%	4.5%	N/A
Tier 1 capital(4)	14.8	6.0	6.0%	13.7	6.0	6.0%
Total capital(5)	17.3	8.0	10.0	16.1	8.0	10.0
Tier 1 leverage(6)	10.6	4.0	N/A	11.7	4.0	N/A
Supplementary leverage(7)(8)	10.2	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	20.3	4.5	6.5	16.1	4.5	6.5
Tier 1 capital(4)	20.3	6.0	8.0	16.1	6.0	8.0
Total capital(5)	22.3	8.0	10.0	18.1	8.0	10.0
Tier 1 leverage(6)	16.2	4.0	5.0	14.8	4.0	5.0
Supplementary leverage(7)	13.0	3.0	N/A	12.1	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	12.1	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(4)	12.1	6.0	8.0	13.4	6.0	8.0
Total capital(5)	13.4	8.0	10.0	14.5	8.0	10.0
Tier 1 leverage(6)	7.4	4.0	5.0	9.2	4.0	5.0
Supplementary leverage(7)	6.7	3.0	N/A	8.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of September 30, 2020 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2020 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
(8)Supplementary leverage ratio for the Company as of September 30, 2020 excludes U.S. Treasury securities and deposits with the Federal Reserve Banks pursuant to an interim final rule issued by the Federal Reserve, see “MD&A—Supervision and Regulation” for more information.

37	Capital One Financial Corporation (COF)

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of September 30, 2020 and December 31, 2019.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2020	December 31, 2019
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$52,839	$52,001
Adjustments:
AOCI, net of tax(1)	(122)	1,156
Goodwill, net of related deferred tax liabilities	(14,448)	(14,465)
Intangible assets, net of related deferred tax liabilities	(95)	(170)
Other(1)	—	(360)
Common equity Tier 1 capital	38,174	38,162
Tier 1 capital instruments	5,331	4,853
Tier 1 capital	43,505	43,015
Tier 2 capital instruments	3,675	3,377
Qualifying allowance for credit losses	3,775	3,956
Tier 2 capital	7,450	7,333
Total capital	$50,955	$50,348

Regulatory Capital Metrics
Risk-weighted assets	$293,852	$313,155
Adjusted average assets	409,602	368,511
Total leverage exposure	425,729	435,976
__________
(1)In the first quarter of 2020, we elected to exclude from our regulatory capital ratios certain components of AOCI as permitted under the Tailoring Rules. As such, we revised our presentation herein to only include those components of AOCI that impact our regulatory capital ratios.
Capital Planning and Regulatory Stress Testing
On June 25, 2020, the Federal Reserve released the stress testing results for the 2020 Comprehensive Capital Analysis and Review (“CCAR”) cycle, including additional sensitivity analyses conducted due to the COVID-19 pandemic, and required all participating banking organizations, including us, to update and resubmit their capital plans. We resubmitted our updated capital plan on November 2, 2020.
Pursuant to the Federal Reserve’s capital plan rule, a participating banking organization, such as us, is prohibited from making capital distributions without the prior approval of the Federal Reserve following an event requiring the resubmission of its capital plan. Specifically for the third quarter of 2020, the Federal Reserve required all participating banking organizations, including us, to preserve capital by suspending share repurchases and capping common stock dividend payments to the lower of (i) the amount paid in the second quarter of 2020 and (ii) an amount equal to the average net income across the four preceding calendar quarters. Scheduled payments on additional Tier 1 and Tier 2 capital instruments, such as preferred stock and subordinated debt, were not similarly restricted.
On September 30, 2020, the Federal Reserve announced the extension of capital distribution restrictions through the fourth quarter of 2020 to ensure that large banking organizations maintain a high level of capital resilience. Specifically, for the fourth quarter of 2020, banking organizations with more than $100 billion in total assets, including us, continue to be required by the Federal Reserve to suspend share repurchases and to cap common stock dividends.
We suspended our 2019 Stock Repurchase Program on March 13, 2020 in response to the COVID-19 pandemic through the program’s expiration at the end of the second quarter of 2020.
Consistent with the Federal Reserve’s limitations on common stock dividend payments as described above, we reduced our quarterly dividend on our common stock from $0.40 per share to $0.10 per share for the third quarter of 2020.

38	Capital One Financial Corporation (COF)

While our third quarter results would have permitted us to increase our common stock dividend pursuant to the Federal Reserve’s limitations described above, we decided to maintain our quarterly dividend at $0.10 per share in the fourth quarter of 2020 as the process surrounding our resubmitted capital plan has not yet completed.
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
On September 17, 2020, we issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series K Preferred Stock”). The net proceeds of the offering of Series K Preferred Stock were approximately $121 million, after deducting underwriting commissions and offering expenses. Dividends on the Series K Preferred Stock are payable quarterly in arrears at a rate of 4.625% per annum.
On October 22, 2020, we announced that we will redeem all outstanding shares of our Fixed Rate 6.20% Non-Cumulative Perpetual Preferred Stock Series F on December 1, 2020. We expect this redemption will reduce net income available to common shareholders by approximately $17 million in the fourth quarter of 2020 and will reduce our Tier 1 capital ratio by an estimated 17 basis points.

39	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first nine months of 2020, we declared and paid common stock dividends of $417 million, or $0.90 per share, and preferred stock dividends of $212 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2020.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2020
					Q3	Q2	Q1
Series B(1)	6.000% Non-Cumulative	August 20, 2012	6.000%	Quarterly	—	—	$15.00
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$10.61	$27.75	—
Series F	6.200% Non-Cumulative	August 24, 2015	6.200	Quarterly	15.50	15.50	15.50
Series G	5.200% Non-Cumulative	July 29, 2016	5.200	Quarterly	13.00	13.00	13.00
Series H	6.000% Non-Cumulative	November 29, 2016	6.000	Quarterly	15.00	15.00	15.00
Series I	5.000% Non-Cumulative	September 11, 2019	5.000	Quarterly	12.50	12.50	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	16.13	—
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	—	—	—
__________
(1)On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of September 30, 2020, funds available for dividend payments from COBNA and CONA were $2.3 billion and $917 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2019 Stock Repurchase Program which was announced on June 27, 2019, our Board of Directors authorized the repurchase of up to $2.2 billion of shares of common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic through the program's expiration at the end of the second quarter of 2020. As noted above, for the third quarter of 2020, the Federal Reserve required all participating banking organizations, including us, to suspend share repurchases as a measure of capital preservation.
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

40	Capital One Financial Corporation (COF)

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
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

41	Capital One Financial Corporation (COF)

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2019 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “MD&A—Risk Management” in our 2019 Form 10-K.
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

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
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $3.4 billion and $400 million as of September 30, 2020 and December 31, 2019, respectively. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

42	Capital One Financial Corporation (COF)

Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2020 and December 31, 2019.
Table 17: Portfolio Composition of Loans Held for Investment

	September 30, 2020		December 31, 2019
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$95,541	38.5%	$118,606	44.6%
International card businesses	8,100	3.3	9,630	3.6
Total credit card	103,641	41.8	128,236	48.2
Consumer Banking:
Auto	65,394	26.3	60,362	22.7
Retail banking(1)	3,294	1.3	2,703	1.0
Total consumer banking	68,688	27.6	63,065	23.7
Commercial Banking:(1)
Commercial and multifamily real estate	31,197	12.6	30,245	11.4
Commercial and industrial	44,697	18.0	44,263	16.7
Total commercial banking	75,894	30.6	74,508	28.1
Total loans held for investment	$248,223	100.0%	$265,809	100.0%
__________
(1)Includes PPP loans of $966 million and $242 million in our retail and commercial loan portfolios, respectively, as of September 30, 2020. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.
Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of September 30, 2020 and December 31, 2019.
Table 18: Credit Card Portfolio by Geographic Region

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$9,751	9.4%	$12,538	9.8%
Texas	7,807	7.5	9,353	7.3
Florida	6,616	6.4	8,093	6.3
New York	6,172	6.0	7,941	6.2
Illinois	4,075	3.9	5,195	4.1
Pennsylvania	3,997	3.9	4,979	3.9
Ohio	3,491	3.4	4,388	3.4
New Jersey	3,096	3.0	3,915	3.1
Michigan	2,934	2.8	3,811	3.0
Other	47,602	45.9	58,393	45.4
Total domestic credit card	95,541	92.2	118,606	92.5
International card businesses:
Canada	5,498	5.3	6,493	5.1
United Kingdom	2,602	2.5	3,137	2.4
Total international card businesses	8,100	7.8	9,630	7.5
Total credit card	$103,641	100.0%	$128,236	100.0%

43	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of September 30, 2020 and December 31, 2019.
Table 19: Consumer Banking Portfolio by Geographic Region

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,196	11.9%	$7,675	12.2%
California	7,507	10.9	6,918	11.0
Florida	5,474	8.0	5,013	7.9
Georgia	2,976	4.3	2,757	4.4
Ohio	2,791	4.1	2,652	4.2
Pennsylvania	2,549	3.7	2,334	3.7
Illinois	2,415	3.5	2,239	3.6
North Carolina	2,265	3.3	2,060	3.3
Other	31,221	45.5	28,714	45.4
Total auto	65,394	95.2	60,362	95.7
Retail banking:
New York	1,125	1.7	793	1.3
Louisiana	679	1.0	708	1.1
Texas	619	0.9	595	1.0
Maryland	234	0.3	155	0.2
New Jersey	229	0.3	194	0.3
Virginia	189	0.3	125	0.2
Other	219	0.3	133	0.2
Total retail banking	3,294	4.8	2,703	4.3
Total consumer banking	$68,688	100.0%	$63,065	100.0%
We originate commercial loans in most regions of the United States. The table below presents the geographic profile of our commercial loan portfolio by segment as of September 30, 2020 and December 31, 2019.
Table 20: Commercial Banking Portfolio by Geographic Region

	September 30, 2020
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,761	56.9%	$8,540	19.1%	$26,301	34.7%
Mid-Atlantic	3,424	11.0	6,311	14.1	9,735	12.8
South	3,524	11.3	15,535	34.8	19,059	25.1
Other	6,488	20.8	14,311	32.0	20,799	27.4
Total	$31,197	100.0%	$44,697	100.0%	$75,894	100.0%

44	Capital One Financial Corporation (COF)

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,139	56.7%	$7,899	17.8%	$25,038	33.6%
Mid-Atlantic	3,024	10.0	5,927	13.4	8,951	12.0
South	4,087	13.5	16,403	37.1	20,490	27.5
Other	5,995	19.8	14,034	31.7	20,029	26.9
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________
(1)Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.
Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2020 and December 31, 2019. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2020	December 31, 2019
Real estate	39%	39%
Finance	16	16
Healthcare	11	12
Business services	6	6
Educational services	5	4
Oil and gas	4	5
Public administration	4	4
Retail trade	3	4
Construction and land	3	2
Other	9	8
Total	100%	100%
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

45	Capital One Financial Corporation (COF)

Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2020 and December 31, 2019.
Table 22: Credit Score Distribution

(Percentage of portfolio)	September 30, 2020	December 31, 2019
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	67%
660 or below	31	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	46%	48%
621 - 660	20	20
620 or below	34	32
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic card credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.
(2)Percentages represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
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
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.” Amounts as of September 30, 2020, include the impacts of COVID-19 customer assistance programs where applicable. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.

46	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2020 and December 31, 2019.
Table 23: 30+ Day Delinquencies

	September 30, 2020				December 31, 2019
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,108	2.21%	$2,108	2.21%	$4,656	3.93%	$4,656	3.93%
International card businesses	173	2.15	185	2.29	335	3.47	353	3.66
Total credit card	2,281	2.20	2,293	2.21	4,991	3.89	5,009	3.91
Consumer Banking:
Auto	2,461	3.76	2,638	4.03	4,154	6.88	4,584	7.59
Retail banking	27	0.83	44	1.33	28	1.02	43	1.59
Total consumer banking	2,488	3.62	2,682	3.90	4,182	6.63	4,627	7.34
Commercial Banking:
Commercial and multifamily real estate	32	0.10	179	0.57	63	0.21	67	0.22
Commercial and industrial	80	0.18	359	0.80	101	0.23	244	0.55
Total commercial banking	112	0.15	538	0.71	164	0.22	311	0.42
Total	$4,881	1.97	$5,513	2.22	$9,337	3.51	$9,947	3.74
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of September 30, 2020 and December 31, 2019.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$2,675	1.07%	$4,444	1.67%
60 – 89 days	1,231	0.50	2,537	0.95
> 90 days	1,607	0.65	2,966	1.12
Total	$5,513	2.22%	$9,947	3.74%
Geographic region:
Domestic	$5,328	2.15%	$9,594	3.61%
International	185	0.07	353	0.13
Total	$5,513	2.22%	$9,947	3.74%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

47	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of September 30, 2020 and December 31, 2019. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,083	1.04%	$2,407	1.88%
Consumer banking	1	—	—	—
Total	$1,084	0.44	$2,407	0.91
Geographic region:
Domestic	$1,021	0.42%	$2,277	0.89%
International	63	0.78	130	1.34
Total	$1,084	0.44	$2,407	0.91
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2020 and December 31, 2019. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$21	0.25%	$25	0.26%
Total credit card	21	0.02	25	0.02
Consumer Banking:
Auto	235	0.36	487	0.81
Retail banking	25	0.77	23	0.87
Total consumer banking	260	0.38	510	0.81
Commercial Banking:
Commercial and multifamily real estate	182	0.58	38	0.12
Commercial and industrial	586	1.31	410	0.93
Total commercial banking	768	1.01	448	0.60
Total nonperforming loans held for investment(3)	$1,049	0.42	$983	0.37
Other nonperforming assets(4)	38	0.02	63	0.02
Total nonperforming assets	$1,087	0.44	$1,046	0.39
__________
(1)We recognized interest income for loans classified as nonperforming of $22 million and $37 million in the first nine months of 2020 and 2019, respectively. Interest income foregone related to nonperforming loans was $40 million and $50 million in the first nine months of 2020 and 2019,

48	Capital One Financial Corporation (COF)

respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.69% and 0.67% as of September 30, 2020 and December 31, 2019, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
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
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2020 and 2019.
Table 27: Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$885	3.64%	$1,065	4.12%	$3,359	4.31%	$3,599	4.67%
International card businesses	58	2.89	86	3.78	231	3.71	236	3.54
Total credit card	943	3.58	1,151	4.09	3,590	4.26	3,835	4.58
Consumer Banking:
Auto	36	0.23	234	1.60	445	0.95	592	1.38
Retail banking	12	1.38	17	2.55	41	1.80	52	2.51
Total consumer banking	48	0.28	251	1.64	486	0.99	644	1.43
Commercial Banking:
Commercial and multifamily real estate	32	0.41	1	0.02	39	0.17	1	0.01
Commercial and industrial	50	0.45	59	0.55	254	0.73	89	0.28
Total commercial banking	82	0.43	60	0.33	293	0.50	90	0.17
Total net charge-offs	$1,073	1.72	$1,462	2.38	$4,369	2.28	$4,569	2.50
Average loans held for investment	$249,511		$246,147		$255,232		$243,602
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

49	Capital One Financial Corporation (COF)

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
•Credit Card
For our domestic card customers excluding certain retail partnership portfolios, we are currently offering a one-month payment deferral program with an option to renew and fee waivers. Card loans enrolled in the deferral program continue to accrue interest. Their delinquency status is generally frozen at the time of enrollment and upon exiting the program, resumes to the status at the time of enrollment. Through September 30, 2020, excluding certain retail partnership portfolios, a total of 2.4% of active accounts representing $3.4 billion of loans outstanding have received a payment deferral at any time through this program (including those who are no longer enrolled). Approximately 91% of these customers were current at the time of their first enrollment. As of September 30, 2020, approximately 0.1% of active accounts, representing $247 million of loans outstanding, have been approved to skip their upcoming payment and have not made that payment.
For our international card customers, we also offer short-term payment deferrals and fee waivers. Loans enrolled in the deferral program continue to accrue interest. As of September 30, 2020, $62 million of loans were enrolled in this program.
•Consumer Banking
For our auto customers, we are currently offering short-term payment extensions with an option to renew and fee waivers. Auto loans enrolled in short-term payment extensions continue to accrue interest. The contractual term of the loan is extended by the length of the short-term payment extension and the delinquency status is updated to reflect the revised terms of the loan. For customers that were delinquent at the time of enrollment, their delinquency status is reduced commensurate with the length of the short-term payment extension. Through September 30, 2020, a total of 16.1% of accounts representing $11.7 billion of loans outstanding have received a short-term payment extension at any time through this program (including those who are no longer enrolled). Approximately 74% of these customers were current at the time of their first enrollment. As of September 30, 2020, approximately 1% of accounts, representing $686 million of loans outstanding, have been approved to skip their upcoming payment and have not made that payment.
For our retail banking customers, we are currently offering fee waivers and short-term payment deferrals. We also offer PPP loans to our small business banking customers. As of September 30, 2020, $44 million of loans were enrolled in the short-term payment deferral program and $966 million of PPP loans were outstanding.
•Commercial Banking
For our commercial banking customers, our offerings are more customized, but generally include short-term payment deferrals. Performing loans enrolled in short-term payment deferrals continue to accrue interest, and principal and interest are due at maturity. Loans remain in their delinquency status as of their modification date through the deferment period. Internal risk ratings are assigned based on relevant information about the ability of the borrower to repay their debt. We also offered PPP loans to our commercial clients. As of September 30, 2020, approximately $108 million of loans were enrolled in the short-term payment deferral program and $242 million of PPP loans were outstanding.
Additional guidance issued by the Federal Banking Agencies and contained in the CARES Act provides banking organizations with TDR relief for modifications of current borrowers impacted by the COVID-19 pandemic. We assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic as of September 30, 2020, and followed guidance that such eligible loan modifications made on a temporary and good faith basis are not considered TDRs.

50	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 28 presents our recorded investment of loans modified in TDRs as of September 30, 2020 and December 31, 2019, which excludes loan modifications that do not meet the definition of a TDR.
Table 28: Troubled Debt Restructurings

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$537	26.2%	$630	38.1%
International card businesses	192	9.3	201	12.2
Total credit card	729	35.5	831	50.3
Consumer banking:
Auto	546	26.6	346	20.9
Retail banking	19	0.9	24	1.5
Total consumer banking	565	27.5	370	22.4
Commercial banking	761	37.0	451	27.3
Total	$2,055	100.0%	$1,652	100.0%
Status of TDRs:
Performing	$1,662	80.9%	$1,347	81.5%
Nonperforming	393	19.1	305	18.5
Total	$2,055	100.0%	$1,652	100.0%
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

51	Capital One Financial Corporation (COF)

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
Table 29 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2020 and 2019, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries. The cumulative effects from adoption of the CECL standard and the change to include our finance charge and fee reserve in the allowance for credit losses are included in Table 29 and Table 30 below.

52	Capital One Financial Corporation (COF)

Table 29: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2020	$11,569	$522	$12,091	$2,726	$112	$2,838	$1,903	$16,832
Charge-offs	(1,198)	(98)	(1,296)	(280)	(15)	(295)	(88)	(1,679)
Recoveries(1)	313	40	353	244	3	247	6	606
Net charge-offs	(885)	(58)	(943)	(36)	(12)	(48)	(82)	(1,073)
Provision (benefit) for credit losses	378	72	450	(43)	—	(43)	(51)	356
Allowance build (release) for credit losses	(507)	14	(493)	(79)	(12)	(91)	(133)	(717)
Other changes(2)	—	14	14	—	—	—	—	14
Balance as of September 30, 2020	11,062	550	11,612	2,647	100	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of June 30, 2020	—	—	—	—	—	—	218	218
Benefit for losses on unfunded lending commitments	—	—	—	—	—	—	(23)	(23)
Balance as of September 30, 2020	—	—	—	—	—	—	195	195
Combined allowance and reserve as of September 30, 2020	$11,062	$550	$11,612	$2,647	$100	$2,747	$1,965	$16,324

	Nine Months Ended September 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(3)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(4,406)	(351)	(4,757)	(1,155)	(52)	(1,207)	(303)	(6,267)
Recoveries(1)	1,047	120	1,167	710	11	721	10	1,898
Net charge-offs	(3,359)	(231)	(3,590)	(445)	(41)	(486)	(293)	(4,369)
Provision for credit losses	6,748	348	7,096	1,631	62	1,693	1,186	9,975
Allowance build for credit losses	3,389	117	3,506	1,186	21	1,207	893	5,606
Other changes(2)	—	8	8	—	—	—	—	8
Balance as of September 30, 2020	11,062	550	11,612	2,647	100	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	23	23
Balance as of September 30, 2020	—	—	—	—	—	—	195	195
Combined allowance and reserve as of September 30, 2020	$11,062	$550	$11,612	$2,647	$100	$2,747	$1,965	$16,324

53	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of June 30, 2019	$4,925	$417	$5,342	$997	$58	$1,055	$736	$7,133
Charge-offs	(1,403)	(128)	(1,531)	(468)	(21)	(489)	(66)	(2,086)
Recoveries(1)	338	42	380	234	4	238	6	624
Net charge-offs	(1,065)	(86)	(1,151)	(234)	(17)	(251)	(60)	(1,462)
Provision for loan and lease losses	1,010	77	1,087	189	14	203	84	1,374
Allowance build (release) for loan and lease losses	(55)	(9)	(64)	(45)	(3)	(48)	24	(88)
Other changes(2)	—	(8)	(8)	—	—	—	—	(8)
Balance as of September 30, 2019	4,870	400	5,270	952	55	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of June 30, 2019	—	—	—	—	4	4	140	144
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	9	9
Balance as of September 30, 2019	—	—	—	—	4	4	149	153
Combined allowance and reserve as of September 30, 2019	$4,870	$400	$5,270	$952	$59	$1,011	$909	$7,190

	Nine Months Ended September 30, 2019
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(4,635)	(389)	(5,024)	(1,318)	(65)	(1,383)	(109)	(6,516)
Recoveries(1)	1,036	153	1,189	726	13	739	19	1,947
Net charge-offs	(3,599)	(236)	(3,835)	(592)	(52)	(644)	(90)	(4,569)
Provision for loan and lease losses	3,325	246	3,571	554	49	603	213	4,387
Allowance build (release) for loan and lease losses	(274)	10	(264)	(38)	(3)	(41)	123	(182)
Other changes(2)	—	(1)	(1)	—	—	—	—	(1)
Balance as of September 30, 2019	4,870	400	5,270	952	55	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	31	31
Balance as of September 30, 2019	—	—	—	—	4	4	149	153
Combined allowance and reserve as of September 30, 2019	$4,870	$400	$5,270	$952	$59	$1,011	$909	$7,190
__________
(1)The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Represents foreign currency translation adjustments.
(3)Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

54	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category. Table 30 presents the allowance coverage ratios as of September 30, 2020 and December 31, 2019.
Table 30: Allowance Coverage Ratios

	September 30, 2020			December 31, 2019
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Loan and Lease Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$11,612	$2,293	506.38%	$5,395	$5,009	107.70%
Consumer Banking	2,747	2,682	102.41	1,038	4,627	22.42
Commercial Banking	1,770	768	230.55	775	448	173.20
Total	$16,129	248,223	6.50	$7,208	265,809	2.71
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses increased by $8.9 billion to $16.1 billion, and our allowance coverage ratio increased by 379 basis points to 6.50% as of September 30, 2020 from December 31, 2019, driven by the allowance builds in the first and second quarters of 2020 from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as the adoption of the CECL standard in the first quarter of 2020.

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
Table 31 below presents the composition of our liquidity reserves as of September 30, 2020 and December 31, 2019.
Table 31: Liquidity Reserves

(Dollars in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$44,106	$13,407
Investment securities available for sale, at fair value	99,853	79,213
FHLB borrowing capacity secured by loans	10,726	10,835
Outstanding FHLB advances and letters of credit secured by loans	(131)	(7,210)
Investment securities encumbered for Public Funds and others	(6,123)	(5,688)
Total liquidity reserves	$148,431	$90,557
Our liquidity reserves increased by $57.9 billion to $148.4 billion as of September 30, 2020 from December 31, 2019 primarily driven by increases in our investment securities and cash balances from deposit growth. See “MD&A—Risk Management” in our 2019 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the Liquidity Coverage Ratio Rule (“LCR Rule”) as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2020 was 147%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K and “MD&A—Supervision and Regulation” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for additional information.

55	Capital One Financial Corporation (COF)

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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of September 30, 2020, we pledged both loans and securities to FHLB to secure a maximum borrowing capacity of $16.2 billion, of which $16.1 billion was still available to us to borrow. Our FHLB membership is supported by our investment in FHLB stock of $30 million and $328 million as of September 30, 2020 and December 31, 2019, respectively, which was determined in part based on our outstanding advances. As of September 30, 2020, we pledged loans to secure a borrowing capacity of $21.0 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both September 30, 2020 and December 31, 2019.
Funding
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.

56	Capital One Financial Corporation (COF)

Deposits
Table 32 provides a comparison of average balances, interest expense and average deposit interest rates for the third quarter and first nine months of 2020 and 2019.
Table 32: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$38,115	$25	0.26%	$33,804	$75	0.87%
Saving deposits(2)	196,575	287	0.58	154,442	540	1.39
Time deposits less than $100,000	26,626	112	1.67	28,174	197	2.78
Total interest-bearing core deposits	261,316	424	0.65	216,420	812	1.49
Time deposits of $100,000 or more	15,023	52	1.40	15,643	89	2.25
Total interest-bearing deposits	$276,339	$476	0.69	$232,063	$901	1.55

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$36,201	$106	0.39%	$34,437	$223	0.86%
Saving deposits(2)	179,643	1,085	0.81	154,168	1,565	1.36
Time deposits less than $100,000	27,477	407	1.98	26,898	555	2.76
Total interest-bearing core deposits	243,321	1,598	0.88	215,503	2,343	1.45
Time deposits of $100,000 or more	16,310	220	1.81	14,542	245	2.25
Total interest-bearing deposits	$259,631	$1,818	0.93	$230,045	$2,588	1.50
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of September 30, 2020 and December 31, 2019, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2019 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”

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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $6.6 billion to $702 million as of September 30, 2020 from December 31, 2019 driven by maturities of our short-term FHLB advances.

57	Capital One Financial Corporation (COF)

Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $6.3 billion to $42.1 billion as of September 30, 2020 from December 31, 2019 primarily due to the repurchase of a portion of our senior unsecured debt and net maturities in our credit card securitization program. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”
On October 1, 2020, pursuant to a tender offer, we repurchased approximately $308 million of securitized debt obligations issued through our credit card securitization program.
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and FHLB advances and their respective maturities or redemptions for the third quarter and first nine months of 2020 and 2019.
Table 33: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Securitized debt obligations	$—	$4,050	$2,159	$2,096
Senior and subordinated notes	—	1,500	—	2,844
FHLB advances	—	—	—	—
Total	$—	$5,550	$2,159	$4,940

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Securitized debt obligations	$1,250	$6,673	$5,752	$6,222
Senior and subordinated notes	4,000	4,161	7,092	5,344
FHLB advances	—	—	—	251
Total	$5,250	$10,834	$12,844	$11,817
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2020 and December 31, 2019.
Table 34: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2020			December 31, 2019
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of October 28, 2020, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”), and Fitch Ratings (“Fitch”) have our credit ratings on a negative outlook.

MARKET RISK PROFILE
Market risk is the risk of economic loss in the value of our financial instruments due to changes in market factors. Our primary market risk exposures include interest rate risk, foreign exchange risk and commodity pricing risk. We are exposed to market risk primarily from the following operations and activities:

58	Capital One Financial Corporation (COF)

•Traditional banking activities of deposit gathering and lending;
•Asset/liability management activities including the management of investment securities, short-term and long-term borrowings and derivatives;
•Foreign operations in the U.K. and Canada within our Credit Card business; and
•Customer accommodation activities within our Commercial Banking business.
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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. At the current level of interest rates, our interest rate sensitive revenue is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has increased relative to December 2019 mainly due to the decline in interest rates and the growth in deposits and cash.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increases in higher rate scenarios and decreases in lower interest rate scenarios. Similar to the changes in net interest income sensitivity, our current economic value of equity sensitivity to upward shocks has also increased since December 2019 mainly due to the decline in interest rates and the growth in deposits and cash.
Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of September 30, 2020 and December 31, 2019. In instances where a declining interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario.

59	Capital One Financial Corporation (COF)

Table 35: Interest Rate Sensitivity Analysis

	September 30, 2020	December 31, 2019
Estimated impact on projected baseline net interest income:
+200 basis points	7.3%	1.8%
+100 basis points	5.3	1.3
+50 basis points	2.7	1.1
–50 basis points	(0.7)	(0.5)
Estimated impact on economic value of equity:
+200 basis points	10.8	(3.6)
+100 basis points	10.1	0.5
+50 basis points	6.3	0.8
–50 basis points	(11.6)	(2.4)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 430 million GBP and 761 million GBP as of September 30, 2020 and December 31, 2019, respectively, and 5.2 billion CAD and 6.6 billion CAD as of September 30, 2020 and December 31, 2019, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR and 1.2 billion EUR as of September 30, 2020 and December 31, 2019, respectively.

60	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.6 billion GBP as of both September 30, 2020 and December 31, 2019, and 1.4 billion CAD as of both September 30, 2020 and December 31, 2019.
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
We have exposures to LIBOR, including loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. To facilitate an orderly transition from LIBOR, we have established a company-wide, cross-functional initiative to oversee and manage our transition away from LIBOR and other Interbank Offered Rates (“IBORs”) to alternative reference rates. We have made progress on our transition efforts as we:
•implemented a robust governance framework and transition planning;
•completed an assessment of exposures and are developing exposure reporting for products, legal contracts, systems, models and processes;
•included LIBOR transition language (“fallback language”) for certain new legal contracts and agreements; and
•started issuing securities and originating agency multifamily loans with SOFR-based features in 2020.

61	Capital One Financial Corporation (COF)

We also continue to focus our transition efforts on:
•monitoring market developments for hardwired language from the ARRC and the International Swaps and Derivatives Association (“ISDA”);
•reviewing existing legal contracts and agreements and assessing fallback language impacts;
•monitoring and reducing our LIBOR exposure;
•building internal operational readiness and risk management processes;
•implementing necessary updates to our infrastructure including systems, models, valuation tools and processes;
•engaging with our clients, industry working groups, and regulators; and
•monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business” in our 2019 Form 10-K.

SUPERVISION AND REGULATION
Dividends and Stock Repurchases Update
On September 30, 2020, in light of the continued economic uncertainty from the COVID-19 pandemic, the Federal Reserve announced the extension of several capital distribution restrictions through the fourth quarter of 2020 to ensure that large banking organizations maintain a high level of capital resilience. Specifically, for the fourth quarter of 2020, banking organizations with more than $100 billion in total assets, including us, continue to be required by the Federal Reserve to suspend share repurchases and to cap common stock dividends.
In August 2020, the Federal Banking Agencies adopted as final the interim final rule issued in March 2020 that revised the definition of “eligible retained income” in the capital rule to make any required reduction in capital distributions less sudden and severe and more gradual than would have occurred under the original definition of the term. For more information about this interim final rule, see “MD&A—Supervision and Regulation” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
Net Stable Funding Ratio
The Federal Banking Agencies have finalized a rule to implement the net stable funding ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, we and the Banks are subject to an NSFR requirement equal to 85% of the full requirement. These requirements will become effective as of July 1, 2021 and will apply to us and each of the Banks.
CECL Update
In August 2020, the Federal Banking Agencies adopted as final the 2020 CECL Transition Rule that provides banking organizations, including us, an option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period (the “2020 CECL Transition Election”). We made the 2020 CECL Transition Election beginning in the first quarter of 2020. For a description of the 2020 CECL Transition Rule, see “MD&A—Supervision and Regulation” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

62	Capital One Financial Corporation (COF)

Derivatives Activities Update
Title VII of the Dodd-Frank Act establishes a regulatory framework for the governance of the over-the-counter derivatives market, including swaps and security-based swaps and the registration of certain market participants as a swap dealer (an “SD”). CONA provisionally registered with the Commodity Futures Trading Commission (the “CFTC”) as an SD in the third quarter of this year. Registration as an SD subjects CONA to an enhanced and heightened regulatory regime with respect to its swaps and other derivatives activities. As a result of CONA’s swap dealer registration, it is subject to the OCC’s rules concerning capital and margin requirements for SDs, including the mandatory exchange of variation margin and initial margin with certain counterparties. Additionally, as a provisionally registered SD, CONA is subject to the CFTC’s rules regarding business conduct standards, recordkeeping obligations, regulatory reporting and procedures relating to swaps trading. CONA’s swaps and other derivatives activities do not require it to register with the SEC as a security-based swap dealer.
FDIC Insurance Assessment
As of June 30, 2020, the Deposit Insurance Fund (“DIF”) reserve ratio fell to 1.30 percent. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35 percent within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35 percent without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years.
We provided additional information on our Supervision and Regulation in our 2019 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2020 and for the period ended June 30, 2020 under “MD&A—Supervision and Regulation.”

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•the impact of the COVID-19 pandemic and related public health measures on our business, financial condition and results of operations;
•general economic and business conditions in the U.S., the U.K., Canada or our local markets, including conditions affecting employment levels, interest rates, tariffs, collateral values, consumer income, credit worthiness and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;
•an increase or decrease in credit losses, including increases due to a worsening of general economic conditions in the credit environment, and the impact of inaccurate estimates or inadequate reserves;
•compliance with financial, legal, regulatory, tax or accounting changes or actions, including the impacts of the Tax Act, the Dodd-Frank Act, and other regulations governing bank capital and liquidity standards;
•our ability to manage effectively our capital and liquidity;
•developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;
•the inability to sustain revenue and earnings growth;
•increases or decreases in interest rates and uncertainty with respect to the interest rate environment;

63	Capital One Financial Corporation (COF)

•uncertainty regarding, and transition away from, the London Interbank Offered Rate;
•our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;
•increases or decreases in our aggregate loan balances or the number of customers and the growth rate and composition thereof, including increases or decreases resulting from factors such as shifting product mix, amount of actual marketing expenses we incur and attrition of loan balances;
•the amount and rate of deposit growth;
•changes in deposit costs;
•our ability to execute on our strategic and operational plans;
•restructuring activities or other charges;
•our response to competitive pressures;
•changes in retail distribution strategies and channels, including the emergence of new technologies and product delivery systems;
•our success in integrating acquired businesses and loan portfolios, and our ability to realize anticipated benefits from announced transactions and strategic partnerships;
•the success of our marketing efforts in attracting and retaining customers;
•changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;
•any significant disruption in our operations or in the technology platforms on which we rely, including cybersecurity, business continuity and related operational risks, as well as other security failures or breaches of our systems or those of our customers, partners, service providers or other third parties;
•the potential impact to our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident we announced on July 29, 2019 and associated legal proceedings and other inquiries or investigations, as discussed in “MD&A—Introduction—Cybersecurity Incident” and “Note 13—Commitments, Contingencies, Guarantees and Others”;
•our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;
•our ability to develop and adapt to rapid changes in digital technology to address the needs of our customers and comply with applicable regulatory standards, including compliance with data protection and privacy standards;
•the effectiveness of our risk management strategies;
•our ability to control costs, including the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;
•the extensive use, reliability and accuracy of the models and data we rely on;
•our ability to recruit and retain talented and experienced personnel;
•the impact from, and our ability to respond to, natural disasters and other catastrophic events;
•changes in the labor and employment markets;
•fraud or misconduct by our customers, employees, business partners or third parties;
•merchants’ increasing focus on the fees charged by credit card networks; and

64	Capital One Financial Corporation (COF)

•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
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

65	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	September 30, 2020	December 31, 2019
Tangible Common Equity (Period-End):
Stockholders’ equity	$58,424	$58,011
Goodwill and intangible assets(1)	(14,825)	(14,932)
Noncumulative perpetual preferred stock	(5,330)	(4,853)
Tangible common equity	$38,269	$38,226
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$57,223	$58,148
Goodwill and intangible assets(1)	(14,867)	(14,967)
Noncumulative perpetual preferred stock	(5,228)	(5,506)
Tangible common equity	$37,128	$37,675
Tangible Assets (Period-End):
Total assets	$421,883	$390,365
Goodwill and intangible assets(1)	(14,825)	(14,932)
Tangible assets	$407,058	$375,433
Tangible Assets (Quarterly Average):
Total assets	$422,854	$383,162
Goodwill and intangible assets(1)	(14,867)	(14,967)
Tangible assets	$407,987	$368,195
Non-GAAP Ratio:
Tangible common equity(2)	9.4%	10.2%
__________
(1)Includes impact of related deferred taxes.
(2)Tangible common equity (“TCE”) ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

66	Capital One Financial Corporation (COF)

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

67	Capital One Financial Corporation (COF)

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

68	Capital One Financial Corporation (COF)

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
Net stable funding ratio (“NSFR”): The Federal Banking Agencies issued a rule in October 2020 implementing the NSFR. The NSFR measures the stability of our funding profile and requires us to maintain minimum amounts of stable funding to support our assets, commitments and derivatives exposures over a one-year period.
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
Securitized debt obligations: A type of asset-backed security and structured credit product constructed from a portfolio of fixed-income assets.

69	Capital One Financial Corporation (COF)

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

70	Capital One Financial Corporation (COF)

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
DIF: Deposit Insurance Fund
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
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation

71	Capital One Financial Corporation (COF)

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
S&P: Standard & Poor’s
SD: Swap dealer
SEC: U.S. Securities and Exchange Commission
SLR: Supplementary leverage ratio
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America

72	Capital One Financial Corporation (COF)

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2020	2019	2020	2019
Interest income:
Loans, including loans held for sale	$5,758	$6,429	$18,120	$19,180
Investment securities	443	583	1,455	1,867
Other	14	63	67	196
Total interest income	6,215	7,075	19,642	21,243
Interest expense:
Deposits	476	901	1,818	2,588
Securitized debt obligations	43	123	198	405
Senior and subordinated notes	132	299	551	923
Other borrowings	9	15	35	53
Total interest expense	660	1,338	2,602	3,969
Net interest income	5,555	5,737	17,040	17,274
Provision for credit losses	331	1,383	10,000	4,418
Net interest income after provision for credit losses	5,224	4,354	7,040	12,856
Non-interest income:
Interchange fees, net	775	790	2,199	2,368
Service charges and other customer-related fees	320	283	905	988
Net securities gains	25	5	25	44
Other	706	144	1,017	492
Total non-interest income	1,826	1,222	4,146	3,892
Non-interest expense:
Salaries and associate benefits	1,719	1,605	5,050	4,736
Occupancy and equipment	506	519	1,546	1,533
Marketing	283	501	1,047	1,564
Professional services	327	314	918	919
Communications and data processing	310	312	920	944
Amortization of intangibles	14	25	52	84
Other	389	596	1,514	1,542
Total non-interest expense	3,548	3,872	11,047	11,322
Income from continuing operations before income taxes	3,502	1,704	139	5,426
Income tax provision (benefit)	1,096	375	(10)	1,071
Income from continuing operations, net of tax	2,406	1,329	149	4,355
Income (loss) from discontinued operations, net of tax	0	4	(1)	15
Net income	2,406	1,333	148	4,370
Dividends and undistributed earnings allocated to participating securities	(20)	(10)	(5)	(34)
Preferred stock dividends	(67)	(53)	(212)	(185)
Issuance cost for redeemed preferred stock	0	0	(22)	0
Net income (loss) available to common stockholders	$2,319	$1,270	$(91)	$4,151
Basic earnings per common share:
Net income (loss) from continuing operations	$5.07	$2.70	$(0.20)	$8.80
Income from discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) per basic common share	$5.07	$2.71	$(0.20)	$8.83
Diluted earnings per common share:
Net income (loss) from continuing operations	$5.06	$2.68	$(0.20)	$8.76
Income from discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) per diluted common share	$5.06	$2.69	$(0.20)	$8.79

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$2,406	$1,333	$148	$4,370
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale	1	100	1,447	664
Net unrealized gains (losses) on hedging relationships	(175)	189	1,256	1,003
Foreign currency translation adjustments	28	(12)	(16)	33
Net changes in securities held to maturity	0	8	0	20
Other	(2)	(2)	(2)	(4)
Other comprehensive income (loss), net of tax	(148)	283	2,685	1,716
Comprehensive income	$2,258	$1,616	$2,833	$6,086

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,267	$4,129
Interest-bearing deposits and other short-term investments	39,839	9,278
Total cash and cash equivalents	44,106	13,407
Restricted cash for securitization investors	895	342
Securities available for sale (amortized cost of $96.7 billion and allowance for credit losses of $3 million as of September 30, 2020)	99,853	79,213
Loans held for investment:
Unsecuritized loans held for investment	217,878	231,992
Loans held in consolidated trusts	30,345	33,817
Total loans held for investment	248,223	265,809
Allowance for credit losses	(16,129)	(7,208)
Net loans held for investment	232,094	258,601
Loans held for sale ($1.3 billion and $251 million carried at fair value at September 30, 2020 and December 31, 2019, respectively)	3,433	400
Premises and equipment, net	4,333	4,378
Interest receivable	1,551	1,758
Goodwill	14,648	14,653
Other assets	20,970	17,613
Total assets	$421,883	$390,365

Liabilities:
Interest payable	$332	$439
Deposits:
Non-interest-bearing deposits	29,633	23,488
Interest-bearing deposits	276,092	239,209
Total deposits	305,725	262,697
Securitized debt obligations	13,566	17,808
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	702	314
Senior and subordinated notes	28,448	30,472
Other borrowings	79	7,103
Total other debt	29,229	37,889
Other liabilities	14,607	13,521
Total liabilities	363,459	332,354
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 5,475,000 and 4,975,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 678,318,329 and 672,969,391 shares issued as of September 30, 2020 and December 31, 2019, respectively; 457,397,091 and 456,562,399 shares outstanding as of September 30, 2020 and December 31, 2019, respectively)	7	7
Additional paid-in capital, net	33,793	32,980
Retained earnings	37,653	40,340
Accumulated other comprehensive income	3,833	1,156
Treasury stock, at cost (par value $0.01 per share; 220,921,238 and 216,406,992 shares as of September 30, 2020 and December 31, 2019, respectively)	(16,862)	(16,472)
Total stockholders’ equity	58,424	58,011
Total liabilities and stockholders’ equity	$421,883	$390,365

See Notes to Consolidated Financial Statements.
76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income (loss)						(1,340)	2,531		1,191
Dividends—common stock(1)			23,213	0	2	(187)			(185)
Dividends—preferred stock						(55)			(55)
Purchases of treasury stock								(386)	(386)
Issuances of common stock and restricted stock, net of forfeitures			2,618,628	0	63				63
Exercises of stock options			559,333	0	20				20
Issuances of preferred stock	1,250,000	0			1,209				1,209
Redemptions of preferred stock	(875,000)	0			(853)	(22)			(875)
Compensation expense for restricted stock units and stock options					29				29
Balance as of March 31, 2020	5,350,000	$0	676,170,565	$7	$33,450	$36,552	$3,679	$(16,858)	$56,830
Comprehensive income (loss)						(918)	302		(616)
Dividends—common stock(1)			6,521	0	0	(183)			(183)
Dividends—preferred stock						(90)			(90)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			1,041,311	0	58				58
Exercises of stock options			8,410	0	0				0
Compensation expense for restricted stock units and stock options					48				48
Balance as of June 30, 2020	5,350,000	$0	677,226,807	$7	$33,556	$35,361	$3,981	$(16,860)	$56,045
Comprehensive income (loss)						2,406	(148)		2,258
Dividends—common stock(1)			1,608	0	0	(47)			(47)
Dividends—preferred stock						(67)			(67)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			1,073,323	0	63				63
Exercises of stock options			16,591	0	1				1
Issuances of preferred stock	125,000	0			121				121
Compensation expense for restricted stock units and stock options					52				52
Balance as of September 30, 2020	5,475,000	$0	678,318,329	$7	$33,793	$37,653	$3,833	$(16,862)	$58,424

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						1,412	603		2,015
Dividends—common stock(1)			32,700	0	3	(194)			(191)
Dividends—preferred stock						(52)			(52)
Purchases of treasury stock								(65)	(65)
Issuances of common stock and restricted stock, net of forfeitures			2,641,635	0	52				52
Exercises of stock options			5,000	0	0				0
Compensation expense for restricted stock units and stock options					65				65
Balance as of March 31, 2019	4,475,000	$0	670,648,404	$7	$32,160	$37,030	$(660)	$(15,056)	$53,481
Comprehensive income						1,625	830		2,455
Dividends—common stock(1)			8,680	0	1	(189)			(188)
Dividends—preferred stock						(80)			(80)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			745,017	0	46				46
Exercises of stock options			4,000	0	0				0
Compensation expense for restricted stock units and stock options					55				55
Balance as of June 30, 2019	4,475,000	$0	671,406,101	$7	$32,262	$38,386	$170	$(15,058)	$55,767
Comprehensive income						1,333	283		1,616
Dividends—common stock(1)			4,646	0	0	(190)			(190)
Dividends—preferred stock						(53)			(53)
Purchases of treasury stock								(469)	(469)
Issuances of common stock and restricted stock, net of forfeitures			673,255	0	55				55
Exercises of stock options			0	0	0				0
Issuances of preferred stock	1,500,000	0			1,463				1,463
Compensation expense for restricted stock units and stock options					46				46
Balance as of September 30, 2019	5,975,000	$0	672,084,002	$7	$33,826	$39,476	$453	$(15,527)	$58,235
__________
(1)We declared dividend per share on our common stock of $0.10 and $0.40 in the third quarter of 2020 and 2019, respectively, and $0.90 and $1.20 in the first nine months of 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Operating activities:
Income from continuing operations, net of tax	$149	$4,355
Income (loss) from discontinued operations, net of tax	(1)	15
Net income	148	4,370
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	10,000	4,418
Depreciation and amortization, net	2,701	2,434
Deferred tax benefit	(1,420)	(72)
Net securities gains	(25)	(44)
Gain on sales of loans	(15)	(53)
Stock-based compensation expense	128	175
Other (including unrealized gains from equity investments)	(477)	0
Loans held for sale:
Originations and purchases	(6,739)	(8,064)
Proceeds from sales and paydowns	5,833	8,126
Changes in operating assets and liabilities:
Changes in interest receivable	207	(13)
Changes in other assets	1,052	1,852
Changes in interest payable	(107)	(88)
Changes in other liabilities	785	(522)
Net change from discontinued operations	1	0
Net cash from operating activities	12,072	12,519
Investing activities:
Securities available for sale:
Purchases	(35,189)	(8,919)
Proceeds from paydowns and maturities	15,593	6,099
Proceeds from sales	812	4,226
Securities held to maturity:
Purchases	0	(396)
Proceeds from paydowns and maturities	0	3,209
Loans:
Net changes in loans held for investment	9,083	(10,555)
Principal recoveries of loans previously charged off	1,898	1,947
Net purchases of premises and equipment	(543)	(631)
Net cash from acquisition activities	(7)	(85)
Net cash from other investing activities	(564)	(781)
Net cash from investing activities	(8,917)	(5,886)

See Notes to Consolidated Financial Statements.
79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Financing activities:
Deposits and borrowings:
Changes in deposits	$42,763	$7,072
Issuance of securitized debt obligations	1,248	6,656
Maturities and paydowns of securitized debt obligations	(5,752)	(6,222)
Issuance of senior and subordinated notes and long-term FHLB advances	3,987	4,142
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(7,156)	(5,595)
Changes in other borrowings	(6,636)	(8,964)
Common stock:
Net proceeds from issuances	184	153
Dividends paid	(415)	(569)
Preferred stock:
Net proceeds from issuances	1,330	1,463
Dividends paid	(212)	(185)
Redemptions	(875)	0
Purchases of treasury stock	(390)	(536)
Proceeds from share-based payment activities	21	0
Net cash from financing activities	28,097	(2,585)
Changes in cash, cash equivalents and restricted cash for securitization investors	31,252	4,048
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,749	13,489
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$45,001	$17,537
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$2,173	$1,494
Interest paid	2,944	3,689
Income tax paid	625	364

See Notes to Consolidated Financial Statements.
80	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of September 30, 2020, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
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
Income Taxes
Our effective tax rates in the third quarter and first nine months of 2020 were computed utilizing the estimated annual effective tax rate method and were driven by the relationship of our tax credits in proportion to our pre-tax earnings.
Significant Accounting Policies Impacted by our Adoption of the CECL Standard
In the first quarter of 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL standard”) and updated the below significant accounting policies.

81	Capital One Financial Corporation (COF)

Investment Securities
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have any securities that were classified as held to maturity as of September 30, 2020.
We report securities available for sale on our consolidated balance sheets at fair value. The amortized cost of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest, amortization of premiums, discounts, and net deferred fees and costs, collection of cash, and charge-offs. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets. Unrealized gains or losses are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). Unamortized premiums, discounts and other basis adjustments for available for sale securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method. However, premiums on certain callable investment securities are amortized to the earliest call date. We record purchases and sales of investment securities available for sale on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first-in first-out method of identification, and are included in non-interest income in our consolidated statements of income.
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

82	Capital One Financial Corporation (COF)

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
Loans Held for Investment
Loans that we have the ability and intent to hold for the foreseeable future and loans associated with consolidated securitization transactions are classified as held for investment. Loans classified as held for investment, except for credit card loans, are reported at their amortized cost basis, excluding accrued interest. For these loans, we elect to present accrued interest within interest receivable on our consolidated balance sheets. For credit card loans, billed finance charges and fees are included in loans held for investment. Unbilled finance charges and fees on credit card loans are included in interest receivable.
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

83	Capital One Financial Corporation (COF)

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
We account for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination. We also account for loans under this guidance when the loans were previously accounted for under the accounting guidance for purchased credit impaired loans and debt securities (“PCI”) prior to our adoption of Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses, on January 1, 2020. We refer to these loans which are accounted for under accounting guidance for purchased financial assets with more-than-insignificant deterioration in credit quality since origination as “PCD loans”.
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

84	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses
We maintain an allowance for credit losses (“allowance”) that represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment and investment securities classified as available for sale. We measure the allowance on a quarterly basis through consideration of past events, including historical experience, current conditions and reasonable and supportable forecasts.
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

85	Capital One Financial Corporation (COF)

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
Management will consider and may qualitatively adjust for conditions, changes and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Management’s judgment may involve an assessment of current and forward-looking conditions including but not limited to changes in lending policies and procedures, nature and volume of the portfolio, external factors, and uncertainty as it relates to economic, model or forecast risks, where not already captured in the modeled results.
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

86	Capital One Financial Corporation (COF)

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

87	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses - Available for Sale Investment Securities
When an investment security available for sale is impaired due to credit factors, we recognize a provision for credit losses in our consolidated statements of income and an allowance for credit losses on our consolidated balance sheets. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have an allowance for credit losses as the investment security could be sold at its fair value to prevent realization of credit losses. We exclude accrued interest from the fair value and amortized cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.
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
For investment securities which require further assessment, we perform a quantitative analysis using a discounted cash flow methodology and compare the present value of expected future cash flows from the security available for sale to the security’s amortized cost basis. Projected future cash flows reflect management’s best estimate and are based on our understanding of past events, current conditions, reasonable and supportable forecasts, and are discounted by the security’s effective interest rate adjusted for prepayments. The allowance for credit losses for investment securities reflects the difference by which the amortized cost basis exceeds the present value of future cash flows and is limited to the amount by which the security’s amortized cost exceeds its fair value. See “Note 2—Investment Securities” for additional information.
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
Unamortized premiums, discounts and other basis adjustments on investment securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method. However, premiums for certain callable investment securities are amortized to the earliest call date.

88	Capital One Financial Corporation (COF)

Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loan receivables. Unbilled finance charges and fees on credit card loans are included in interest receivable on our consolidated balance sheets. Annual membership fees are classified as service charges and other customer-related fees in our consolidated statements of income and are deferred and amortized into income over 12 months on a straight-line basis. We continue to accrue finance charges and fees on credit card loans until the account is charged off.
Newly Adopted Accounting Standards During the Nine Months Ended September 30, 2020

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

89	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. Treasury securities, U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”) and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in U.S. Treasury and Agency securities represented 96% of our total investment securities portfolio as of both September 30, 2020 and December 31, 2019.
In the first quarter of 2020, we adopted the CECL standard. For our purchased credit-deteriorated (“PCD”) securities, which are classified as available for sale, this adoption resulted in an increase of their amortized cost basis and related allowance for credit losses. The allowance for credit losses for these PCD securities is limited to the amount by which the amortized cost basis of the security exceeds its fair value. This limitation resulted in an increase of $11 million to our retained earnings with a corresponding decrease in AOCI at adoption.
We exclude accrued interest receivable from the amortized cost disclosed in this note. Our disclosures below reflect these adoption changes. Prior period presentation was not reclassified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2020 and December 31, 2019. Accrued interest receivable of $251 million as of September 30, 2020 is not included in the below table.
Table 2.1: Investment Securities Available for Sale

	September 30, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,331	$0	$14	$0	$9,345
RMBS:
Agency	72,948	0	2,506	(88)	75,366
Non-agency	1,093	(3)	204	(1)	1,293
Total RMBS	74,041	(3)	2,710	(89)	76,659
Agency CMBS	10,953	0	490	(8)	11,435
Other securities(1)	2,410	0	4	0	2,414
Total investment securities available for sale	$96,735	$(3)	$3,218	$(97)	$99,853

	December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,122	$6	$(4)	$4,124
RMBS:
Agency	62,003	1,120	(284)	62,839
Non-agency	1,235	266	(2)	1,499
Total RMBS	63,238	1,386	(286)	64,338
Agency CMBS	9,303	165	(42)	9,426
Other securities(1)	1,321	4	0	1,325
Total investment securities available for sale	$77,984	$1,561	$(332)	$79,213
__________

90	Capital One Financial Corporation (COF)

(1)Includes $1.5 billion and $117 million of asset-backed securities as of September 30, 2020, and December 31, 2019, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019. The amounts as of September 30, 2020 only include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$0	$0	$0	$0	$0	$0
RMBS:
Agency	6,681	(51)	1,866	(37)	8,547	(88)
Non-agency	14	0	0	0	14	0
Total RMBS	6,695	(51)	1,866	(37)	8,561	(88)
Agency CMBS	916	(4)	257	(4)	1,173	(8)
Other securities(1)	442	0	3	0	445	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$8,053	$(55)	$2,126	$(41)	$10,179	$(96)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,647	$(4)	$0	$0	$2,647	$(4)
RMBS:
Agency	10,494	(92)	10,567	(192)	21,061	(284)
Non-agency	35	(1)	16	(1)	51	(2)
Total RMBS	10,529	(93)	10,583	(193)	21,112	(286)
Agency CMBS	2,580	(23)	1,563	(19)	4,143	(42)
Other securities(1)	126	0	106	0	232	0
Total investment securities available for sale in a gross unrealized loss position	$15,882	$(120)	$12,252	$(212)	$28,134	$(332)
__________
(1)    Includes primarily supranational bonds, foreign government bonds and other asset-backed securities
(2)    Consists of approximately 300 securities in gross unrealized loss positions as of September 30, 2020.

91	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of September 30, 2020. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2020
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$101	$9,244	$0	$0	$9,345
RMBS(1):
Agency	0	73	1,073	74,220	75,366
Non-agency	0	0	0	1,293	1,293
Total RMBS	0	73	1,073	75,513	76,659
Agency CMBS(1)	52	2,766	5,242	3,375	11,435
Other securities	251	1,882	281	0	2,414
Total securities available for sale	$404	$13,965	$6,596	$78,888	$99,853
Amortized cost of securities available for sale	$402	$13,901	$6,334	$76,098	$96,735
Weighted-average yield for securities available for sale	1.44%	0.82%	1.93%	2.37%	2.11%
__________
(1)As of September 30, 2020, the weighted-average expected maturities of RMBS and Agency CMBS are 3.7 years and 5.3 years, respectively.
Net Securities Gains or Losses and Process from Sales
For the three and nine months ended September 30, 2020, total proceeds from the sale of our securities were $668 million and $812 million, respectively, with gains of $25 million in both periods. For the three and nine months ended September 30, 2019, total proceeds from sale of our securities were $243 million and $4.2 billion, with gains of $5 million and $44 million, respectively.
Securities Pledged and Received
We pledged investment securities totaling $11.5 billion and $14.0 billion as of September 30, 2020 and December 31, 2019, respectively. These securities are primarily pledged to secure Federal Home Loan Banks (“FHLB”) advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both September 30, 2020 and December 31, 2019, related to our derivative transactions.

92	Capital One Financial Corporation (COF)

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
In the first quarter of 2020, we adopted the CECL standard. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information. Amounts as of September 30, 2020 include the impacts of COVID-19 customer assistance programs where applicable.
Accrued interest receivable of $1.3 billion as of September 30, 2020 is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2020 and December 31, 2019. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$93,433	$661	$427	$1,020	$2,108	$95,541
International card businesses	7,915	77	41	67	185	8,100
Total credit card	101,348	738	468	1,087	2,293	103,641
Consumer Banking:
Auto	62,756	1,810	669	159	2,638	65,394
Retail banking	3,250	23	6	15	44	3,294
Total consumer banking	66,006	1,833	675	174	2,682	68,688
Commercial Banking:
Commercial and multifamily real estate	31,018	29	4	146	179	31,197
Commercial and industrial	44,338	75	84	200	359	44,697
Total commercial banking	75,356	104	88	346	538	75,894
Total loans(1)	$242,710	$2,675	$1,231	$1,607	$5,513	$248,223
% of Total loans	97.8%	1.1%	0.5%	0.6%	2.2%	100.0%

93	Capital One Financial Corporation (COF)

	December 31, 2019
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans
Credit Card:
Domestic credit card	$113,857	$1,341	$1,038	$2,277	$4,656	$93	$118,606
International card businesses	9,277	133	84	136	353	0	9,630
Total credit card	123,134	1,474	1,122	2,413	5,009	93	128,236
Consumer Banking:
Auto	55,778	2,828	1,361	395	4,584	0	60,362
Retail banking	2,658	24	8	11	43	2	2,703
Total consumer banking	58,436	2,852	1,369	406	4,627	2	63,065
Commercial Banking:
Commercial and multifamily real estate	30,157	43	20	4	67	21	30,245
Commercial and industrial	44,009	75	26	143	244	10	44,263
Total commercial banking	74,166	118	46	147	311	31	74,508
Total loans(1)	$255,736	$4,444	$2,537	$2,966	$9,947	$126	$265,809
% of Total loans	96.2%	1.6%	1.0%	1.1%	3.7%	0.1%	100.0%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.1 billion as of both September 30, 2020 and December 31, 2019.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest and loans that are classified as nonperforming as of September 30, 2020 and December 31, 2019. We also present nonperforming loans without an allowance as of September 30, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2020			December 31, 2019
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,020	N/A	$0	$2,277	N/A
International card businesses	63	$21	0	130	$25
Total credit card	1,083	21	0	2,407	25
Consumer Banking:
Auto	0	235	0	0	487
Retail banking	1	25	0	0	23
Total consumer banking	1	260	0	0	510
Commercial Banking:
Commercial and multifamily real estate	0	182	180	0	38
Commercial and industrial	0	586	243	0	410
Total commercial banking	0	768	423	0	448
Total	$1,084	$1,049	$423	$2,407	$983
% of Total loans held for investment	0.4%	0.4%	0.2%	0.9%	0.4%
__________

94	Capital One Financial Corporation (COF)

(1)We recognized interest income for loans classified as nonperforming of $4 million and $22 million for the three and nine months ended September 30, 2020, respectively.
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
The table below presents our credit card portfolio by delinquency status as of September 30, 2020.
Table 3.3: Credit Card Delinquency Status

	September 30, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$92,904	$529	$93,433
30-59 days	641	20	661
60-89 days	414	13	427
Greater than 90 days	1,004	16	1,020
Total domestic credit card	94,963	578	95,541

International card businesses:
Current	7,845	70	7,915
30-59 days	67	10	77
60-89 days	33	8	41
Greater than 90 days	59	8	67
Total international card businesses	8,004	96	8,100
Total credit card	$102,967	$674	$103,641

95	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of September 30, 2020 and December 31, 2019. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	September 30, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total	December 31, 2019
Auto—At origination FICO scores:(1)
Greater than 660	$10,562	$9,021	$5,353	$3,338	$1,496	$333	$30,103	$0	$0	$30,103	$28,773
621-660	4,666	4,027	2,264	1,361	597	161	13,076	0	0	13,076	11,924
620 or below	7,875	6,924	3,722	2,283	1,068	343	22,215	0	0	22,215	19,665
Total auto	23,103	19,972	11,339	6,982	3,161	837	65,394	0	0	65,394	60,362

Retail banking—Delinquency status:
Current	1,081	237	231	231	186	576	2,542	699	9	3,250	2,658
30-59 days	0	0	0	2	1	3	6	17	0	23	24
60-89 days	0	0	0	0	1	2	3	3	0	6	8
Greater than 90 days	0	0	0	1	1	4	6	8	1	15	11
Total retail banking(2)	1,081	237	231	234	189	585	2,557	727	10	3,294	2,701
Total consumer banking	$24,184	$20,209	$11,570	$7,216	$3,350	$1,422	$67,951	$727	$10	$68,688	$63,063
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes Paycheck Protection Program (“PPP”) loans of $966 million as of September 30, 2020.
Commercial Banking
The key credit quality indicator for our commercial loan portfolios is our internal risk ratings. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:
•Noncriticized: Loans that have not been designated as criticized, frequently referred to as “pass” loans.

96	Capital One Financial Corporation (COF)

•Criticized performing: Loans in which the financial condition of the obligor is stressed, affecting earnings, cash flows or collateral values. The borrower currently has adequate capacity to meet near-term obligations; however, the stress, left unabated, may result in deterioration of the repayment prospects at some future date.
•Criticized nonperforming: Loans that are not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as criticized nonperforming have a well-defined weakness, or weaknesses, which jeopardize the full repayment of the debt. These loans are characterized by the distinct possibility that we will sustain a credit loss if the deficiencies are not corrected and are generally placed on nonaccrual status.
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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of September 30, 2020 and December 31, 2019. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,017	$5,267	$3,426	$1,796	$1,972	$5,756	$21,234	$7,152	$0	$28,386
Criticized performing	217	369	438	326	288	935	2,573	56	0	2,629
Criticized nonperforming	0	12	30	0	3	137	182	0	0	182
Total commercial and multifamily real estate	3,234	5,648	3,894	2,122	2,263	6,828	23,989	7,208	0	31,197
Commercial and industrial
Noncriticized	7,467	8,363	4,565	2,932	1,981	3,443	28,751	11,213	183	40,147
Criticized performing	258	732	461	345	91	210	2,097	1,825	42	3,964
Criticized nonperforming	45	78	52	75	9	3	262	324	0	586
Total commercial and industrial	7,770	9,173	5,078	3,352	2,081	3,656	31,110	13,362	225	44,697
Total commercial banking(2)	$11,004	$14,821	$8,972	$5,474	$4,344	$10,484	$55,099	$20,570	$225	$75,894

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Internal risk rating:(1)
Noncriticized	$29,625	97.9%	$42,223	95.4%	$71,848	96.5%
Criticized performing	561	1.9	1,620	3.7	2,181	2.9
Criticized nonperforming	38	0.1	410	0.9	448	0.6
PCI loans	21	0.1	10	0.0	31	0.0
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

97	Capital One Financial Corporation (COF)

(2)Includes PPP loans of $242 million as of September 30, 2020.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2020, we converted $250 million and $499 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.
Troubled Debt Restructurings
In response to the COVID-19 pandemic, the Federal Banking Agencies issued an interagency statement that provides banking organizations with additional guidance and relief on accounting for certain customer concessions related to the COVID-19 pandemic. Specifically, TDR accounting relief is available for short-term modifications of loans that were not more than 30 days past due where concessions do not extend beyond six months. We assessed all loan modifications introduced to borrowers as of September 30, 2020 in response to the COVID-19 pandemic and followed guidance that such eligible loan modifications made on a temporary and good faith basis in response to the COVID-19 pandemic are not considered TDRs.
Total recorded TDRs were $2.1 billion and $1.7 billion as of September 30, 2020 and December 31, 2019, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.1 billion as of September 30, 2020 and December 31, 2019, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $438 million and $224 million as of September 30, 2020 and December 31, 2019, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $168 million and $178 million as of September 30, 2020 and December 31, 2019, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, recorded investment amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2020 and 2019.

98	Capital One Financial Corporation (COF)

Table 3.6: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended September 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$50	100%	15.53%	0%	0	0%	$0
International card businesses	39	100	27.89	0	0	0	0
Total credit card	89	100	20.94	0	0	0	0
Consumer Banking:
Auto	133	3	4.83	94	2	0	1
Retail banking	1	85	3.24	15	61	0	0
Total consumer banking	134	4	4.75	94	2	0	1
Commercial Banking:
Commercial and multifamily real estate	57	0	0.00	100	4	0	0
Commercial and industrial	201	0	0.00	54	32	0	0
Total commercial banking	258	0	0.00	64	23	0	0
Total	$481	19	20.08	61	14	0	$1

	Total Loans Modified(1)	Nine Months Ended September 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$195	100%	15.92%	0%	0	0%	$0
International card businesses	118	100	27.33	0	0	0	0
Total credit card	313	100	20.22	0	0	0	0
Consumer Banking:
Auto	393	9	3.68	95	3	0	1
Retail banking	5	9	10.85	15	8	0	0
Total consumer banking	398	9	3.76	94	3	0	1
Commercial Banking:
Commercial and multifamily real estate	85	0	0.00	100	6	0	0
Commercial and industrial	389	0	0.00	52	21	4	7
Total commercial banking	474	0	0.00	61	16	3	7
Total	$1,185	29	18.49	56	9	1	$8

99	Capital One Financial Corporation (COF)

	Total Loans Modified(1)	Three Months Ended September 30, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$85	100%	16.76%	0%	0	0%	$0
International card businesses	43	100	27.08	0	0	0	0
Total credit card	128	100	20.19	0	0	0	0
Consumer Banking:
Auto	66	42	3.51	89	8	1	1
Retail banking	1	9	9.30	0	0	0	0
Total consumer banking	67	42	3.53	88	8	1	1
Commercial Banking:
Commercial and industrial	51	9	1.00	15	14	0	0
Total commercial banking	51	9	1.00	15	14	0	0
Total	$246	65	16.70	27	9	0	$1

	Total Loans Modified(1)	Nine Months Ended September 30, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$257	100%	16.58%	0%	0	0%	$0
International card businesses	130	100	27.25	0	0	0	0
Total credit card	387	100	20.18	0	0	0	0
Consumer Banking:
Auto	190	41	3.70	90	8	1	1
Retail banking	7	10	10.73	54	3	34	0
Total consumer banking	197	40	3.76	89	7	2	1
Commercial Banking:
Commercial and multifamily real estate	34	100	0.00	0	0	0	0
Commercial and industrial	86	5	0.60	25	9	0	0
Total commercial lending	120	32	0.07	18	9	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	121	32	0.07	18	9	0	0
Total	$705	72	16.08	28	8	1	$1
__________
(1)Represents the recorded investment of total loans modified in TDRs at the end of the quarter in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.
(2)Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

100	Capital One Financial Corporation (COF)

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
Table 3.7: TDRs—Subsequent Defaults

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	6,554	$14	10,619	$22	27,022	$57	36,227	$77
International card businesses	10,673	17	17,104	26	46,038	68	51,995	82
Total credit card	17,227	31	27,723	48	73,060	125	88,222	159
Consumer Banking:
Auto	1,307	15	1,446	18	3,442	42	3,863	47
Retail banking	3	1	6	0	7	1	18	1
Total consumer banking	1,310	16	1,452	18	3,449	43	3,881	48
Commercial Banking:
Commercial and industrial	4	16	0	0	11	65	0	0
Total commercial banking	4	16	0	0	11	65	0	0
Total	18,541	$63	29,175	$66	76,520	$233	92,103	$207
Loans Pledged
We pledged loan collateral of $15.0 billion and $14.6 billion to secure the majority of our FHLB borrowing capacity of $16.2 billion and $18.7 billion as of September 30, 2020 and December 31, 2019, respectively. We also pledged loan collateral of $26.6 billion and $6.7 billion to secure our Federal Reserve Discount Window borrowing capacity of $21.0 billion and $5.3 billion as of September 30, 2020 and December 31, 2019, respectively. In addition to loans pledged, we securitized a portion of our credit card and auto loans. See “Note 5—Variable Interest Entities and Securitizations” for additional information.

101	Capital One Financial Corporation (COF)

NOTE 4—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
In the first quarter of 2020, we adopted the CECL standard. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information. Concurrent with this adoption, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2020 and 2019. The allowance balance as of September 30, 2020 reflects the cumulative effects from adoption of the CECL standard and the change to include finance charge and fee reserve in the allowance for credit losses. The reserve for unfunded lending commitments balance as of September 30, 2020 also reflects the cumulative effects from adoption of the CECL standard, including the component of loss sharing agreements with the government-sponsored enterprises (“GSEs”) on multifamily commercial real estate loans that are within the scope of the CECL standard.
When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. Management will consider and may make adjustments for qualitative factors, which represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Our allowance for credit losses increased by $8.9 billion to $16.1 billion as of September 30, 2020 from December 31, 2019, primarily driven by the allowance builds in the first and second quarters of 2020 from expectations of economic worsening and uncertainty as a result of the COVID-19 pandemic as well as the adoption of the CECL standard.

102	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2020	$12,091	$2,838	$1,903	$16,832
Charge-offs	(1,296)	(295)	(88)	(1,679)
Recoveries(1)	353	247	6	606
Net charge-offs	(943)	(48)	(82)	(1,073)
Provision (benefit) for credit losses	450	(43)	(51)	356
Allowance release for credit losses(2)	(493)	(91)	(133)	(717)
Other changes(3)	14	0	0	14
Balance as of September 30, 2020	11,612	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of June 30, 2020	0	0	218	218
Benefit for losses on unfunded lending commitments	0	0	(23)	(23)
Balance as of September 30, 2020	0	0	195	195
Combined allowance and reserve as of September 30, 2020	$11,612	$2,747	$1,965	$16,324

	Nine Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(4)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(4,757)	(1,207)	(303)	(6,267)
Recoveries(1)	1,167	721	10	1,898
Net charge-offs	(3,590)	(486)	(293)	(4,369)
Provision for credit losses	7,096	1,693	1,186	9,975
Allowance build for credit losses(2)	3,506	1,207	893	5,606
Other changes(3)	8	0	0	8
Balance as of September 30, 2020	11,612	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision for losses on unfunded lending commitments	0	0	23	23
Balance as of September 30, 2020	0	0	195	195
Combined allowance and reserve as of September 30, 2020	$11,612	$2,747	$1,965	$16,324

103	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of June 30, 2019	$5,342	$1,055	$736	$7,133
Charge-offs	(1,531)	(489)	(66)	(2,086)
Recoveries(1)	380	238	6	624
Net charge-offs	(1,151)	(251)	(60)	(1,462)
Provision for loan and lease losses	1,087	203	84	1,374
Allowance build (release) for loan and lease losses	(64)	(48)	24	(88)
Other changes(3)	(8)	0	0	(8)
Balance as of September 30, 2019	5,270	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of June 30, 2019	0	4	140	144
Provision for losses on unfunded lending commitments	0	0	9	9
Balance as of September 30, 2019	0	4	149	153
Combined allowance and reserve as of September 30, 2019	$5,270	$1,011	$909	$7,190

	Nine Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(5,024)	(1,383)	(109)	(6,516)
Recoveries(1)	1,189	739	19	1,947
Net charge-offs	(3,835)	(644)	(90)	(4,569)
Provision for loan and lease losses	3,571	603	213	4,387
Allowance build (release) for loan and lease losses	(264)	(41)	123	(182)
Other changes(3)	(1)	0	0	(1)
Balance as of September 30, 2019	5,270	1,007	760	7,037
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	0	31	31
Balance as of September 30, 2019	0	4	149	153
Combined allowance and reserve as of September 30, 2019	$5,270	$1,011	$909	$7,190
__________
(1)The amount and timing of recoveries is impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Includes an allowance release of $327 million for a partnership credit card loan portfolio transferred to held for sale in the third quarter of 2020.
(3)Represents foreign currency translation adjustments.
(4)Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

104	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2020 and 2019.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Estimated reimbursements from partners, beginning of period	$2,433	$414
Amounts due from partners which reduced net charge-offs	(212)	(100)
Amounts estimated to be charged to partners which reduced provision for credit losses	121	86
Estimated reimbursements from partners, end of period	$2,342	$400

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Estimated reimbursements from partners, beginning of period(1)	$2,166	$379
Amounts due from partners which reduced net charge-offs	(807)	(313)
Amounts estimated to be charged to partners which reduced provision for credit losses	983	334
Estimated reimbursements from partners, end of period	$2,342	$400
__________
(1)Includes effects from adoption of the CECL standard in the first quarter of 2020.

105	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2020 and December 31, 2019. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$26,586	$11,218	$0	$0	$0
Auto loan securitizations	2,671	2,344	0	0	0
Home loan securitizations	0	0	56	0	313
Total securitization-related VIEs	29,257	13,562	56	0	313
Other VIEs:(2)
Affordable housing entities	243	18	4,582	1,281	4,582
Entities that provide capital to low-income and rural communities	2,014	69	0	0	0
Other	0	0	466	0	466
Total other VIEs	2,257	87	5,048	1,281	5,048
Total VIEs	$31,514	$13,649	$5,104	$1,281	$5,361

106	Capital One Financial Corporation (COF)

	December 31, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,112	$16,113	$0	$0	$0
Auto loan securitizations	2,282	2,012	0	0	0
Home loan securitizations	0	0	66	0	352
Total securitization-related VIEs	33,394	18,125	66	0	352
Other VIEs:(2)
Affordable housing entities	236	7	4,559	1,289	4,559
Entities that provide capital to low-income and rural communities	1,889	69	0	0	0
Other	0	0	502	0	502
Total other VIEs	2,125	76	5,061	1,289	5,061
Total VIEs	$35,519	$18,201	$5,127	$1,289	$5,413
__________
(1)Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(2)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $631 million of liabilities as of September 30, 2020, and $2.3 billion of assets and $741 million of liabilities as of December 31, 2019.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to securitization trusts of GSEs. We retain the related Mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of MSRs and contractual obligations under loss sharing arrangements as well as investment securities on our consolidated balance sheets. See “Note 6—Goodwill and Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

107	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2020 and December 31, 2019.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
September 30, 2020:
Securities held by third-party investors	$11,224	$2,342	$832
Receivables in the trust	27,797	2,548	838
Cash balance of spread or reserve accounts	0	10	15
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
December 31, 2019:
Securities held by third-party investors	$15,798	$2,010	$962
Receivables in the trust	31,625	2,192	978
Cash balance of spread or reserve accounts	0	7	17
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
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

108	Capital One Financial Corporation (COF)

qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2020 and 2019, we recognized amortization of $428 million and $417 million, respectively, and tax credits of $47 million and $516 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.5 billion and $4.4 billion as of September 30, 2020 and December 31, 2019, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion as of both September 30, 2020 and December 31, 2019, and is largely expected to be paid from 2020 to 2022.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.6 billion as of both September 30, 2020 and December 31, 2019. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $10.8 billion and $10.9 billion as of September 30, 2020 and December 31, 2019, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.0 billion and $1.9 billion as of September 30, 2020 and December 31, 2019, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $466 million and $502 million as of September 30, 2020 and December 31, 2019, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

109	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of September 30, 2020 and December 31, 2019. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,648	N/A	$14,648
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	157	$(145)	12
Other(1)	249	(162)	87
Total intangible assets	406	(307)	99
Total goodwill and intangible assets	$15,054	$(307)	$14,747
Commercial MSRs(2)	$503	$(177)	$326

	December 31, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,653	N/A	$14,653
Intangible assets:
PCCR intangibles	1,932	$(1,864)	68
Other(1)	246	(140)	106
Total intangible assets	2,178	(2,004)	174
Total goodwill and intangible assets	$16,831	$(2,004)	$14,827
Commercial MSRs(2)	$555	$(255)	$300
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $14 million and $52 million for the three and nine months ended September 30, 2020, respectively, and $25 million and $84 million for the three and nine months ended September 30, 2019, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of September 30, 2020 and December 31, 2019.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
Other adjustments(1)	(5)	0	0	(5)
Balance as of September 30, 2020	$5,083	$4,645	$4,920	$14,648
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

110	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2020 and December 31, 2019. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2020	December 31, 2019
Deposits:
Non-interest-bearing deposits	$29,633	$23,488
Interest-bearing deposits(1)	276,092	239,209
Total deposits	$305,725	$262,697
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$702	$314
FHLB advances	0	7,000
Total short-term borrowings	$702	$7,314

	September 30, 2020				December 31, 2019
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2020-2026	0.50% - 3.01%	1.90%	$13,566	$17,808
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2020-2029	0.80 - 4.75	3.19	21,685	23,302
Floating unsecured senior debt	2020-2023	0.70 - 1.42	1.03	2,008	2,695
Total unsecured senior debt			3.01	23,693	25,997
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,755	4,475
Total senior and subordinated notes				28,448	30,472
Other long-term borrowings:
Finance lease liabilities	2020-2031	1.63 - 9.91	3.77	79	103
Total other long-term borrowings				79	103
Total long-term debt				$42,093	$48,383
Total short-term borrowings and long-term debt				$42,795	$55,697
__________
(1)Includes $5.2 billion and $6.5 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes $1.5 billion and $1.4 billion of EUR-denominated unsecured notes as of September 30, 2020 and December 31, 2019, respectively.

111	Capital One Financial Corporation (COF)

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
See below for additional information on our use of derivatives and how we account for them:
•Fair Value Hedges: We designate derivatives as fair value hedges when they are used to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. Our fair value hedges primarily consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed-rate financial assets and liabilities.
•Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI. Those amounts are reclassified into earnings in the same period during which the forecasted transactions impact earnings and presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate financial assets or liabilities. We also enter into foreign currency forward contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currencies.
•Net Investment Hedges: We use net investment hedges to manage the foreign currency exposure related to our net investments in foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI, offsetting the translation gain or loss from those foreign operations. We execute net investment hedges using foreign currency forward contracts to hedge the translation exposure of the net investment in our foreign operations under the forward method.
•Free-Standing Derivatives: Our free-standing derivatives primarily consist of our customer accommodation derivatives and other economic hedges. The customer accommodation derivatives and the related offsetting contracts are mainly interest rate, commodity and foreign currency contracts. The other free-standing derivatives are primarily used to economically hedge the risk of changes in the fair value of our commercial mortgage loan origination and purchase commitments as well as other interests held. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting arrangements, where possible, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. The amount of collateral exchanged is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral and will vary over time as market variables change. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. See Table 8.3 for our net exposure associated with derivatives.
The terms under which we collateralize our exposures differ between cleared exposures and uncleared bilateral exposures.
•CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required upfront by CCPs as collateral against potential losses on our cleared derivative contracts and variation margin is exchanged on a daily basis to account for mark-to-market changes in those derivative contracts. For CME and LCH-cleared OTC derivatives, we characterize variation margin cash payments as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.
•Bilateral Counterparties: We enter into legally enforceable master netting agreements and collateral agreements, where possible, with bilateral derivative counterparties to mitigate the risk of default. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with these agreements. These bilateral agreements typically provide the right to offset exposure with the same counterparty and require the party in a net liability position to post collateral. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds. Certain of these bilateral agreements include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to terminate their derivative contract and close out existing positions.
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

113	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2020 and December 31, 2019, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2020			December 31, 2019
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$49,703	$4	$17	$57,587	$11	$55
Cash flow hedges	82,650	847	9	96,900	321	29
Total interest rate contracts	132,353	851	26	154,487	332	84
Foreign exchange contracts:
Fair value hedges	1,465	90	0	1,402	0	6
Cash flow hedges	4,495	13	99	6,103	0	113
Net investment hedges	2,817	3	76	2,829	0	102
Total foreign exchange contracts	8,777	106	175	10,334	0	221
Total derivatives designated as accounting hedges	141,130	957	201	164,821	332	305
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	68,343	1,623	198	62,268	552	117
Commodity contracts	17,388	1,379	1,219	15,492	758	694
Foreign exchange and other contracts	3,677	47	50	4,674	39	42
Total customer accommodation	89,408	3,049	1,467	82,434	1,349	853
Other interest rate exposures(2)	7,300	90	66	6,729	48	30
Other contracts	2,667	5	5	1,562	0	9
Total derivatives not designated as accounting hedges	99,375	3,144	1,538	90,725	1,397	892
Total derivatives	$240,505	$4,101	$1,739	$255,546	$1,729	$1,197
Less: netting adjustment(3)		(1,622)	(708)		(633)	(523)
Total derivative assets/liabilities		$2,479	$1,031		$1,096	$674
__________
(1)Does not reflect $40 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2020 and December 31, 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.
(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

114	Capital One Financial Corporation (COF)

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2020 and December 31, 2019.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2020			December 31, 2019
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,831	$629	$206	$10,825	$300	$52
Interest-bearing deposits	(12,865)	(257)	0	(14,310)	(12)	0
Securitized debt obligations	(8,473)	(208)	34	(9,403)	44	64
Senior and subordinated notes	(21,989)	(1,425)	(700)	(27,777)	(458)	324
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. In the second quarter of 2020, we terminated all last of layer hedging relationships with cumulative basis adjustments related to these discontinued hedging relationships totaling $206 million as of September 30, 2020. As of December 31, 2019, the amortized cost basis of this portfolio was $5.9 billion, the amount of the designated hedged items was $3.1 billion, and the cumulative basis adjustment associated with these hedges was $75 million.
(2)Carrying value represents amortized cost.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2020 and December 31, 2019. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

115	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of September 30, 2020
Derivative assets(1)	$4,101	$(535)	$(1,087)	$2,479	$0	$2,479
As of December 31, 2019
Derivative assets(1)	1,729	(347)	(286)	1,096	0	1,096

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of September 30, 2020
Derivative liabilities(1)	$1,739	$(535)	$(173)	$1,031	$0	$1,031
Repurchase agreements(2)	702	0	0	702	(702)	0
As of December 31, 2019
Derivative liabilities(1)	1,197	(347)	(176)	674	0	674
Repurchase agreements(2)	314	0	0	314	(314)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.2 billion and $347 million as of September 30, 2020 and December 31, 2019, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both September 30, 2020 and December 31, 2019, which we have the ability to re-pledge. We posted $1.4 billion and $954 million of cash collateral as of September 30, 2020 and December 31, 2019, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $716 million and $320 million as of September 30, 2020 and December 31, 2019, respectively, primarily consisting of agency RMBS securities.

116	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2020 and 2019.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$443	$5,758	$14	$(476)	$(43)	$(132)	$706
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(23)	$0	$0	$44	$40	$56	$0
Gains (losses) recognized on derivatives	24	0	0	(47)	(48)	(72)	61
Gains (losses) recognized on hedged items(1)	(31)	0	0	48	41	111	(61)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net expense recognized on fair value hedges	$(30)	$0	$0	$45	$33	$94	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$8	$171	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	1	0	0	0	0
Net income (expense) recognized on cash flow hedges	$8	$171	$1	$0	$0	$0	$0

117	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,455	$18,120	$67	$(1,818)	$(198)	$(551)	$1,017
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(51)	$0	$0	$69	$92	$166	$0
Gains (losses) recognized on derivatives	(340)	0	0	249	221	1,057	64
Gains (losses) recognized on hedged items(1)	329	0	0	(248)	(251)	(1,048)	(64)
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$(62)	$0	$0	$70	$62	$173	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$17	$330	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	10	0	0	0	(2)
Net income recognized on cash flow hedges	$17	$330	$10	$0	$0	$0	$(2)

118	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$583	$6,429	$63	$(901)	$(123)	$(299)	$144
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(3)	$0	$0	$(26)	$(5)	$(3)	$0
Gains (losses) recognized on derivatives	(80)	0	0	46	(10)	216	(60)
Gains (losses) recognized on hedged items(1)	81	0	0	(46)	(6)	(261)	58
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net expense recognized on fair value hedges	$(2)	$0	$0	$(26)	$(21)	$(49)	$(2)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(1)	$(43)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	12	0	0	0	1
Net income (expense) recognized on cash flow hedges	$(1)	$(43)	$12	$0	$0	$0	$1

119	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,867	$19,180	$196	$(2,588)	$(405)	$(923)	$492
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(2)	$0	$0	$(95)	$(17)	$(24)	$0
Gains (losses) recognized on derivatives	(366)	0	0	295	102	968	(49)
Gains (losses) recognized on hedged items(1)	365	0	0	(289)	(165)	(1,092)	48
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net expense recognized on fair value hedges	$(3)	$0	$0	$(89)	$(80)	$(149)	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(8)	$(158)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	37	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(8)	$(158)	$37	$0	$0	$0	$0
__________
(1)Includes amortization income of $19 million and expense of $34 million for the three and nine months ended September 30, 2020, respectively, and amortization expense of $60 million and $177 million for the three and nine months ended September 30, 2019, respectively, related to basis adjustments on discontinued hedges.
(2)Changes in fair values of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial value of the excluded component is recognized in earnings over the life of the swap under the amortization approach.
(3)See “Note 9—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.
(4)We recognized a loss of $73 million and a gain of $20 million for the three and nine months ended September 30, 2020, respectively, and a gain of $71 million and a loss of $224 million for the three and nine months ended September 30, 2019, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $644 million recorded in AOCI as of September 30, 2020. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 7 years as of September 30, 2020. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

120	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2020 and 2019. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$(5)	$18	$7	$28
Commodity contracts	7	8	23	17
Foreign exchange and other contracts	1	3	5	10
Total customer accommodation	3	29	35	55
Other interest rate exposures	17	(1)	1	(15)
Other contracts	0	(7)	0	(9)
Total	$20	$21	$36	$31

121	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of September 30, 2020 and December 31, 2019.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2020	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2020	December 31, 2019
Series B(2)	6.000% Non-Cumulative	August 20, 2012	September 1, 2017	6.000%	Quarterly	$1,000	0	$0	$853
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F	6.200% Non-Cumulative	August 24, 2015	December 1, 2020	6.200	Quarterly	1,000	500,000	484	484
Series G	5.200% Non-Cumulative	July 29, 2016	December 1, 2021	5.200	Quarterly	1,000	600,000	583	583
Series H	6.000% Non-Cumulative	November 29, 2016	December 1, 2021	6.000	Quarterly	1,000	500,000	483	483
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	0
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	121	0
Total								$5,330	$4,853
__________
(1)Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
(2)On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of accumulated net unrealized gains associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the three and nine months ended September 30, 2020 and 2019.

122	Capital One Financial Corporation (COF)

Table 9.2: Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2020	$2,373	$1,785	$(151)	$(26)	$3,981
Other comprehensive income (loss) before reclassifications	20	(95)	28	0	(47)
Amounts reclassified from AOCI into earnings	(19)	(80)	0	(2)	(101)
Other comprehensive income (loss), net of tax	1	(175)	28	(2)	(148)
AOCI as of September 30, 2020	$2,374	$1,610	$(123)	$(28)	$3,833

	Nine Months Ended September 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income (loss) before reclassifications	1,466	1,540	(16)	0	2,990
Amounts reclassified from AOCI into earnings	(19)	(284)	0	(2)	(305)
Other comprehensive income (loss), net of tax	1,447	1,256	(16)	(2)	2,685
AOCI as of September 30, 2020	$2,374	$1,610	$(123)	$(28)	$3,833

	Three Months Ended September 30, 2019
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Securities Held to Maturity	Other	Total
AOCI as of June 30, 2019	$125	$396	$(132)	$(178)	$(41)	$170
Other comprehensive income (loss) before reclassifications	103	218	(12)	0	0	309
Amounts reclassified from AOCI into earnings	(3)	(29)	0	8	(2)	(26)
Other comprehensive income (loss), net of tax	100	189	(12)	8	(2)	283
AOCI as of September 30, 2019	$225	$585	$(144)	$(170)	$(43)	$453

	Nine Months Ended September 30, 2019
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Securities Held to Maturity	Other	Total
AOCI as of December 31, 2018	$(439)	$(418)	$(177)	$(190)	$(39)	$(1,263)
Other comprehensive income (loss) before reclassifications	697	735	33	0	(1)	1,464
Amounts reclassified from AOCI into earnings	(33)	268	0	20	(3)	252
Other comprehensive income (loss), net of tax	664	1,003	33	20	(4)	1,716
AOCI as of September 30, 2019	$225	$585	$(144)	$(170)	$(43)	$453
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive loss of $75 million and gain of $59 million for the three and nine months ended September 30, 2020, respectively, and other comprehensive gains of $67 million and $86 million for the three and nine months ended September 30, 2019, respectively, from hedging instruments designated as net investment hedges.

123	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2020	2019	2020	2019
Securities available for sale:
	Non-interest income	$25	$5	$25	$44
	Income tax provision (benefit)	6	2	6	11
	Net income	19	3	19	33
Hedging relationships:
Interest rate contracts:	Interest income	179	(44)	347	(166)
Foreign exchange contracts:	Interest income	1	12	10	37
	Interest expense	(1)	(1)	(3)	(1)
	Non-interest income	(73)	71	20	(224)
	Income from continuing operations before income taxes	106	38	374	(354)
	Income tax provision (benefit)	26	9	90	(86)
	Net income	80	29	284	(268)
Securities held to maturity:(1)
	Interest income	0	(10)	0	(26)
	Income tax provision (benefit)	0	(2)	0	(6)
	Net income	0	(8)	0	(20)
Other:
	Non-interest income and non-interest expense	2	3	2	4
	Income tax provision (benefit)	0	1	0	1
	Net income	2	2	2	3
Total reclassifications		$101	$26	$305	$(252)
__________
(1)On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale.

124	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2020 and 2019.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2020			2019
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$1	$0	$1	$132	$32	$100
Net unrealized gains (losses) on hedging relationships	(231)	(56)	(175)	249	60	189
Foreign currency translation adjustments(1)	4	(24)	28	9	21	(12)
Net changes in securities held to maturity	0	0	0	10	2	8
Other	(2)	0	(2)	(2)	0	(2)
Other comprehensive income (loss)	$(228)	$(80)	$(148)	$398	$115	$283

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains on securities available for sale	$1,903	$456	$1,447	$874	$210	$664
Net unrealized gains on hedging relationships	1,653	397	1,256	1,322	319	1,003
Foreign currency translation adjustments(1)	3	19	(16)	61	28	33
Net changes in securities held to maturity	0	0	0	26	6	20
Other	(2)	0	(2)	(5)	(1)	(4)
Other comprehensive income	$3,557	$872	$2,685	$2,278	$562	$1,716
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

125	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2020	2019	2020	2019
Income from continuing operations, net of tax	$2,406	$1,329	$149	$4,355
Income (loss) from discontinued operations, net of tax	0	4	(1)	15
Net income	2,406	1,333	148	4,370
Dividends and undistributed earnings allocated to participating securities	(20)	(10)	(5)	(34)
Preferred stock dividends	(67)	(53)	(212)	(185)
Issuance cost for redeemed preferred stock	0	0	(22)	0
Net income (loss) available to common stockholders	$2,319	$1,270	$(91)	$4,151

Total weighted-average basic common shares outstanding	457.8	469.5	457.4	469.9
Effect of dilutive securities:(1)
Stock options	0.4	1.3	0.0	1.2
Other contingently issuable shares	0.3	1.0	0.0	1.0
Total effect of dilutive securities	0.7	2.3	0.0	2.2
Total weighted-average diluted common shares outstanding	458.5	471.8	457.4	472.1
Basic earnings per common share:
Net income (loss) from continuing operations	$5.07	$2.70	$(0.20)	$8.80
Income from discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) per basic common share	$5.07	$2.71	$(0.20)	$8.83
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$5.06	$2.68	$(0.20)	$8.76
Income from discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) per diluted common share	$5.06	$2.69	$(0.20)	$8.79
__________
(1)Excluded from the computation of diluted earnings per share were 774 thousand shares related to options with an exercise price ranging from $70.96 to $86.34 for the three months ended September 30, 2020, because their inclusion would be anti-dilutive. In periods of net loss available to common stockholders, dilutive securities are excluded as their inclusion would have an anti-dilutive effect. Accordingly, awards of 762 thousand shares and options of 2.7 million shares with an exercise price ranging from $36.55 to $86.34 were excluded for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, 92 thousand shares related to options with an exercise price of $86.34 were excluded from the computation of diluted earnings per share, because their inclusion would be anti-dilutive.

126	Capital One Financial Corporation (COF)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,345	$0	$0	—	$9,345
RMBS	0	76,185	474	—	76,659
CMBS	0	11,063	372	—	11,435
Other securities	180	2,234	0	—	2,414
Total securities available for sale	9,525	89,482	846	—	99,853
Loans held for sale	0	1,255	0	—	1,255
Other assets:
Derivative assets(2)	255	3,693	153	$(1,622)	2,479
Other(3)	371	493	56	—	920
Total assets	$10,151	$94,923	$1,055	$(1,622)	$104,507
Liabilities:
Other liabilities:
Derivative liabilities(2)	$236	$1,394	$109	$(708)	$1,031
Total liabilities	$236	$1,394	$109	$(708)	$1,031

127	Capital One Financial Corporation (COF)

	December 31, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,124	$0	$0	—	$4,124
RMBS	0	63,909	429	—	64,338
CMBS	0	9,413	13	—	9,426
Other securities	231	1,094	0	—	1,325
Total securities available for sale	4,355	74,416	442	—	79,213
Loans held for sale	0	251	0	—	251
Other assets:
Derivative assets(2)	84	1,568	77	$(633)	1,096
Other(3)	344	0	66	—	410
Total assets	$4,783	$76,235	$585	$(633)	$80,970
Liabilities:
Other liabilities:
Derivative liabilities(2)	$17	$1,129	$51	$(523)	$674
Total liabilities	$17	$1,129	$51	$(523)	$674
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $40 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2020 and December 31, 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(3)As of September 30, 2020 and December 31, 2019, other includes retained interests in securitizations of $56 million and $66 million, deferred compensation plan assets of $370 million and $343 million, and equity securities of $494 million (including unrealized gains of $470 million) and $1 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(1)
(Dollars in millions)	Balance, July 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2020
Securities available for sale:(2)
RMBS	$474	$10	$3	$0	$0	$0	$(22)	$56	$(47)	$474	$10
CMBS	282	(1)	1	0	0	0	(8)	98	0	372	(1)
Total securities available for sale	756	9	4	0	0	0	(30)	154	(47)	846	9
Other assets:
Retained interests in securitizations	56	0	0	0	0	0	0	0	0	56	0
Net derivative assets (liabilities)(3)	34	8	0	0	0	13	(2)	0	(9)	44	0

128	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2020
Securities available for sale:(2)(4)
RMBS	$433	$19	$(21)	$0	$0	$0	$(55)	$196	$(98)	$474	$20
CMBS	13	(1)	0	0	0	0	(11)	371	0	372	(4)
Total securities available for sale	446	18	(21)	0	0	0	(66)	567	(98)	846	16
Other assets:
Retained interests in securitizations	66	(10)	0	0	0	0	0	0	0	56	(10)
Net derivative assets (liabilities)(3)	26	20	0	0	0	39	(30)	0	(11)	44	18

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(1)
(Dollars in millions)	Balance, July 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2019
Securities available for sale:(2)
RMBS	$515	$10	$0	$0	$0	$0	$(18)	$59	$(114)	$452	$9
CMBS	9	0	0	0	0	0	(1)	0	0	8	0
Total securities available for sale	524	10	0	0	0	0	(19)	59	(114)	460	9
Other assets:
Retained interests in securitizations	177	(1)	0	0	0	0	(69)	0	0	107	(1)
Net derivative assets (liabilities)(3)	6	(1)	0	0	0	(8)	12	0	(3)	6	1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(1)
(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2019
Securities available for sale:(2)
RMBS	$433	$27	$13	$0	$0	$0	$(43)	$173	$(151)	$452	$26
CMBS	10	0	0	0	0	0	(2)	0	0	8	0
Total securities available for sale	443	27	13	0	0	0	(45)	173	(151)	460	26
Other assets:
Retained interests in securitizations	158	18	0	0	0	0	(69)	0	0	107	8
Net derivative assets (liabilities)(3)	(10)	4	0	0	0	(21)	39	0	(6)	6	6

129	Capital One Financial Corporation (COF)

__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses), and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and nine months ended September 30, 2020, included in OCI related to Level 3 securities available for sale still held as of September 30, 2020 were net unrealized gains of $5 million and net unrealized losses of $16 million, respectively. For the three and nine months ended September 30, 2019, net unrealized gains included in OCI related to Level 3 securities available for sale still held as of September 30, 2019 were $1 million and $11 million, respectively.
(3)Includes derivative assets and liabilities of $153 million and $109 million, respectively, as of September 30, 2020, $82 million and $76 million, respectively, as of September 30, 2019.
(4)The fair value of RMBS as of January 1, 2020 includes a cumulative adjustment of $4 million from the adoption of the CECL standard.
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

130	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$474	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	1-12% 5-15% 1-11% 30-100%	3% 9% 2% 68%
CMBS	372	Discounted cash flows (vendor pricing)	Yield	1-3%	1%
Other assets:
Retained interests in securitizations(2)	56	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	36-52 3-13% 2-12% 3% 64-70%	N/A
Net derivative assets (liabilities)	44	Discounted cash flows	Swap rates	1%	1%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$429	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-18% 0-18% 1-6% 30-95%	5% 10% 2% 67%
CMBS	13	Discounted cash flows (vendor pricing)	Yield	2-3%	2%
Other assets:
Retained interests in securitizations(2)	66	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-51 4-14% 3-10% 2-3% 74-88%	N/A
Net derivative assets (liabilities)	26	Discounted cash flows	Swap rates	2%	2%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

131	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2020 and December 31, 2019, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	September 30, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$294	$294
Other assets(1)	0	55	55
Total	$0	$349	$349

	December 31, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$294	$294
Other assets(1)	0	103	103
Total	$0	$397	$397
__________
(1)As of September 30, 2020, other assets included equity investments accounted for under the measurement alternative of $14 million, repossessed assets of $35 million and long-lived assets held for sale of $6 million. As of December 31, 2019, other assets included equity investments accounted for under the measurement alternative of $5 million, repossessed assets of $61 million and long-lived assets held for sale of $37 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 39%, with a weighted average of 3%, and from 0% to 50%, with a weighted average of 6%, as of September 30, 2020 and December 31, 2019, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2020 and 2019.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Loans held for investment	$187	$(189)
Loans held for sale	0	(1)
Other assets(1)	(42)	(60)
Total	$145	$(250)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

132	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Table 11.6: Fair Value of Financial Instruments

	September 30, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,106	$44,106	$4,267	$39,839	$0
Restricted cash for securitization investors	895	895	895	0	0
Net loans held for investment	232,094	239,525	0	0	239,525
Loans held for sale	2,178	2,277	0	2,277	0
Interest receivable	1,551	1,551	0	1,551	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	38,973	39,414	0	39,414	0
Securitized debt obligations	13,566	13,770	0	13,770	0
Senior and subordinated notes	28,448	28,928	0	28,928	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	702	702	0	702	0
Interest payable	332	332	0	332	0

	December 31, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,407	$13,407	$4,129	$9,278	$0
Restricted cash for securitization investors	342	342	342	0	0
Net loans held for investment	258,601	258,696	0	0	258,696
Loans held for sale	149	149	0	149	0
Interest receivable	1,758	1,758	0	1,758	0
Other investments(1)	1,638	1,638	0	1,638	0
Financial liabilities:
Deposits with defined maturities	44,958	45,225	0	45,225	0
Securitized debt obligations	17,808	17,941	0	17,941	0
Senior and subordinated notes	30,472	31,233	0	31,233	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	314	0	314	0
Other borrowings(2)	7,000	7,001	0	7,001	0
Interest payable	439	439	0	439	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings excludes finance lease liabilities.

133	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2020 and 2019, selected balance sheet data as of September 30, 2020 and 2019, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

134	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,292	$1,904	$517	$(158)	$5,555
Non-interest income	1,013	107	237	469	1,826
Total net revenue(2)	4,305	2,011	754	311	7,381
Provision (benefit) for credit losses	450	(43)	(74)	(2)	331
Non-interest expense	2,003	1,011	424	110	3,548
Income from continuing operations before income taxes	1,852	1,043	404	203	3,502
Income tax provision	438	247	95	316	1,096
Income (loss) from continuing operations, net of tax	$1,414	$796	$309	$(113)	$2,406
Loans held for investment	$103,641	$68,688	$75,894	$0	$248,223
Deposits	0	249,684	36,783	19,258	305,725

	Nine Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$10,363	$5,226	$1,526	$(75)	$17,040
Non-interest income	2,769	330	655	392	4,146
Total net revenue(2)	13,132	5,556	2,181	317	21,186
Provision for credit losses	7,096	1,693	1,209	2	10,000
Non-interest expense	6,180	3,038	1,261	568	11,047
Income (loss) from continuing operations before income taxes	(144)	825	(289)	(253)	139
Income tax provision (benefit)	(34)	195	(69)	(102)	(10)
Income (loss) from continuing operations, net of tax	$(110)	$630	$(220)	$(151)	$149
Loans held for investment	$103,641	$68,688	$75,894	$0	$248,223
Deposits	0	249,684	36,783	19,258	305,725

	Three Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,546	$1,682	$486	$23	$5,737
Non-interest income (loss)	870	165	221	(34)	1,222
Total net revenue (loss)	4,416	1,847	707	(11)	6,959
Provision for credit losses	1,087	203	93	0	1,383
Non-interest expense	2,360	985	414	113	3,872
Income (loss) from continuing operations before income taxes	969	659	200	(124)	1,704
Income tax provision (benefit)	235	154	46	(60)	375
Income (loss) from continuing operations, net of tax	$734	$505	$154	$(64)	$1,329
Loans held for investment	$113,681	$62,015	$73,659	$0	$249,355
Deposits	0	206,423	30,923	19,802	257,148

135	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$10,667	$5,070	$1,489	$48	$17,274
Non-interest income (loss)	2,858	491	608	(65)	3,892
Total net revenue (loss)	13,525	5,561	2,097	(17)	21,166
Provision for credit losses	3,571	603	244	0	4,418
Non-interest expense	6,784	2,981	1,258	299	11,322
Income (loss) from continuing operations before income taxes	3,170	1,977	595	(316)	5,426
Income tax provision (benefit)	747	461	138	(275)	1,071
Income (loss) from continuing operations, net of tax	$2,423	$1,516	$457	$(41)	$4,355
Loans held for investment	$113,681	$62,015	$73,659	$0	$249,355
Deposits	0	206,423	30,923	19,802	257,148
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $235 million and $942 million in the three and nine months ended September 30, 2020, respectively, for finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2020 and 2019.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$703	$54	$17	$1	$775
Service charges and other customer-related fees	0	42	50	0	92
Other	109	5	1	0	115
Total contract revenue	812	101	68	1	982
Revenue from other sources	201	6	169	468	844
Total non-interest income	$1,013	$107	$237	$469	$1,826

136	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,003	$152	$45	$(1)	$2,199
Service charges and other customer-related fees	0	137	124	(1)	260
Other	236	27	2	0	265
Total contract revenue	2,239	316	171	(2)	2,724
Revenue from other sources	530	14	484	394	1,422
Total non-interest income	$2,769	$330	$655	$392	$4,146

	Three Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$722	$54	$15	$(1)	$790
Service charges and other customer-related fees	0	76	35	(1)	110
Other	15	26	1	0	42
Total contract revenue	737	156	51	(2)	942
Revenue from other sources	133	9	170	(32)	280
Total non-interest income	$870	$165	$221	$(34)	$1,222

	Nine Months Ended September 30, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,181	$152	$39	$(4)	$2,368
Service charges and other customer-related fees	0	225	88	(1)	312
Other	47	76	2	0	125
Total contract revenue	2,228	453	129	(5)	2,805
Revenue from other sources	630	38	479	(60)	1,087
Total non-interest income	$2,858	$491	$608	$(65)	$3,892
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

137	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2020 and December 31, 2019. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Credit card lines	$350,356	$363,446	N/A	N/A
Other loan commitments(1)	34,574	36,454	$142	$110
Standby letters of credit and commercial letters of credit(2)	1,335	1,574	34	27
Total unfunded lending commitments	$386,265	$401,474	$176	$137
__________
(1)Includes $1.6 billion of advised lines of credit as of both September 30, 2020 and December 31, 2019.
(2)These financial guarantees have expiration dates ranging from 2020 to 2023 as of September 30, 2020.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $99 million and $75 million as of September 30, 2020 and December 31, 2019, respectively.

138	Capital One Financial Corporation (COF)

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
COEP has now materially completed the handling of PPI complaints that were received prior to the deadline set by the FCA. Escalations to the FOS (by customers or their representatives) may still take place until the first quarter of 2021. Throughout this time, the FCA will continue to supervise firms that handle PPI complaints and the supporting processes, people and systems.
Our U.K. PPI reserve declined to a de minimis amount at September 30, 2020 from $188 million as of December 31, 2019. We do not believe there are significant reasonably possible future losses beyond our reserve as of September 30, 2020.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2020 are approximately $1.0 billion. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange
In 2005, a putative class of retail merchants filed antitrust lawsuits against MasterCard and Visa and several issuing banks, including Capital One, seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. Other merchants have asserted similar claims in separate lawsuits, and while these separate cases did

139	Capital One Financial Corporation (COF)

not name any issuing banks, Visa, MasterCard and issuers, including Capital One, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the settlement of $5.5 billion for the monetary damages class received final approval from the trial court, and has been appealed to the U.S. Court of Appeals for the Second Circuit. Visa and MasterCard have also settled a number of the opt-out cases, which required non-material payments from issuing banks, including Capital One. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in our reserves.
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
Consumer class actions. To date, we have been named as a defendant in approximately 73 putative consumer class action cases (61 in U.S. federal courts and 12 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In the third quarter of 2020, the MDL panel denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue.

140	Capital One Financial Corporation (COF)

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
In August 2020, we entered into consent orders with the Federal Reserve Board of Governors and the OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve Board agreement did not contain a monetary penalty.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

142	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the withholdings of our common stock for each calendar month in the third quarter of 2020. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Withheld(1)	Average Price per Share
July	4,765	$60.70
August	25,152	63.80
September	—	—
Total	29,917	63.31
__________
(1)Consists of shares withheld to cover taxes on restricted stock units whose restrictions have lapsed. We suspended our 2019 Stock Repurchase Program in March 2020 and the program subsequently expired at the end of the second quarter of 2020, see “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
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
3.3
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K, dated September 16, 2020 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 17, 2020).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).
4.1.2
Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Form 8-A, filed on December 4, 2009).

4.1.3	Deposit Agreement, dated September 17, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on September 17, 2020).
4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

144	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 2, 2020	By:	/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

145	Capital One Financial Corporation (COF)