Form 10-K
period 2020-12-31
CAPITAL ONE FINANCIAL CORP
filed 2021-02-25
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2020 was approximately $28.3 billion. As of January 31, 2021, there were 459,236,740 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 6, 2021, are incorporated by reference into Part III.

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
As of December 31, 2020, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2020 Form 10-K” or “2020 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All references to 2020, 2019, 2018, 2017 and 2016, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
As one of the nation’s largest banks based on deposits as of December 31, 2020, we service banking customer accounts through digital channels, as well as through branch locations, call centers, ATMs and Cafés. We also operate as one of the largest online direct banks in the United States of America (“U.S.”) by deposits. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and other consumer lending products in markets across the U.S. We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2020.
We also offer products outside of the U.S. principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. Both COEP and our Canadian branch of COBNA have the authority to provide credit card loans.
Business Developments
We regularly explore and evaluate opportunities to acquire financial products and services as well as financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire technology companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We may issue equity or debt to fund our acquisitions. In addition, we regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of business.
In the fourth quarter of 2020, we entered into an agreement to sell a partnership credit card loan portfolio of approximately $2.1 billion, which had been transferred to held for sale as of September 30, 2020, resulting in an allowance release of $327 million.
On September 24, 2019, we launched a new credit card issuance program with Walmart Inc. (“Walmart”) and are now the exclusive issuer of Walmart’s cobrand and private label credit card program in the U.S.. On October 11, 2019, we completed the acquisition of the existing portfolio of Walmart’s cobrand and private label credit card receivables, which added approximately $8.1 billion to our domestic credit card loans held for investment portfolio as of the acquisition date.

4	Capital One Financial Corporation (COF)

Coronavirus Disease 2019 (COVID-19) Pandemic
The COVID-19 pandemic has resulted in a global public-health crisis, disrupting economies and introducing significant volatility into financial markets and uncertainty as to when economic and operating conditions will return to normalcy. This crisis continues to impact individuals, households and businesses in a multitude of ways. Companies in the U.S. and abroad have experienced unprecedented disruptions to normal business operations, including customer-facing interactions, supply chains, office closures, changes in demand for products and services, and others. Financial institutions, including us, have been deemed an essential service and exempted from the myriad of shutdowns across the country. We transformed how we work in order to protect the well-being of our associates and our customers, serve our customers, support our communities, and position ourselves to navigate the challenges ahead.
Since the start of the COVID-19 pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that have been designed for resilience and security. The majority of our associates will continue to work remotely through at least the summer of 2021, as we continue to prioritize their safety while planning our return to the office. We have been able to continue serving customers by successfully managing critical functions and keeping our lines of business operating. We implemented additional paid benefits and flexible attendance policies that are intended to enable our associates to care for their families and loved ones, including increased pay for branch and Café associates working in open locations, associates that perform essential and time-sensitive banking activities that cannot be performed remotely, and other U.S.-based associates in roles instrumental to maintaining essential customer support. We continue to monitor and revise our safety precautions and policies at banking locations as government authorities continue to implement and modify measures to contain the further spread of COVID-19. In our Retail Banking business, nearly all of our Cafés and branches across our network are open with increased safety precautions. We will continue to monitor local conditions to ensure the safety of our associates and customers while providing critical banking services.
We have offered a range of policies and programs to accommodate customer hardship across our lines of business. In our Credit Card and Auto businesses, our customers, who were in need and made a request, received forbearance primarily in the form of short-term payment deferrals or extensions and fee waivers. In our Retail Banking business, we waived select fees for impacted customers and offered short-term payment deferrals for our small business banking customers. We have also been working with our Commercial Banking customers on a more customized basis. In addition, we have participated in the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 and implemented by the Small Business Administration. See “MD&A—Credit Risk Profile” for more information about our customer assistance programs, including enrollment volumes and outstandings, customer performance and current program offerings.
We reported net income of $2.7 billion ($5.18 per diluted common share) for 2020, which reflects $5.0 billion in allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic. These allowance builds, in combination with the adoption impact of the Current Expected Credit Loss (“CECL”) standard, significantly increased our allowance coverage ratio to 6.19% as of December 31, 2020 from 2.71% as of December 31, 2019. For more information, see “MD&A—Executive Summary and Business Outlook” and “MD&A—Credit Risk Profile.” We have continued to evaluate the potential impact on our goodwill impairment analysis and have incorporated recent market events and trends into our valuations of instruments measured at fair value. See more details in “MD&A—Critical Accounting Policies and Estimates,” “MD&A—Market Risk Profile” and “Note 9—Derivative Instruments and Hedging Activities.” See “MD&A—Liquidity Risk Profile” for information relating to our liquidity reserves as of December 31, 2020.
The COVID-19 pandemic impacted the demand for our products and services throughout 2020. In our Domestic Card business, loan balances, and revenue are down year-over-year, while purchase volume was relatively flat due to higher first and fourth quarter activity substantially offsetting year-over-year volume declines in the second and third quarters. In our Auto business, we saw an increase in origination volumes and loan growth driven by our relationship strategy and digital capabilities that we have developed. In our Retail Banking business, we have seen strong deposit growth throughout the year from increased consumer savings aided by the impact of government stimulus. In our Commercial Banking business, loan balances were relatively flat year-over year, while deposit balances were up significantly, reflecting the impact of the economic environment and government stimulus on our customers.
We are actively monitoring and responding to developments across the myriad of landscapes affected by the COVID-19 pandemic, including social, financial, legal, regulatory and governmental. As guidance is issued by governments and our regulators, we continue to assess the impacts on us. As government authorities continue to implement, modify and reinstate social distancing and reopening plans and other measures to contain the further spread of COVID-19, including the

5	Capital One Financial Corporation (COF)

administration of vaccines, we will continue to adjust our business operations, policies and practices, keeping the best interests of our associates, customers and business partners at the forefront.
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
During the year ended December 31, 2020, we incurred $66 million of incremental expenses related to the remediation of and response to the Cybersecurity Incident, offset by $39 million of insurance recoveries. To date, we have incurred $138 million of incremental expenses, offset by $73 million of insurance recoveries pursuant to the cyber risk insurance coverage we carry. These expenses mainly consist of customer notifications, credit monitoring, technology costs, and professional and legal support. We expect any further expenses, net of insurance, to be immaterial in future periods. We carry insurance to cover certain costs associated with a cyber risk event. This insurance has a total coverage limit of $400 million and is subject to a $10 million deductible, which was met in the third quarter of 2019, as well as standard exclusions. The expenses discussed in this paragraph do not include any amounts related to the matters described in “Note 18—Commitments, Contingencies, Guarantees and Others.”
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
Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. We maintain a website at www.capitalone.com. Documents available under Corporate Governance in the Investor Relations section of our website include:
•our Code of Conduct;
•our Corporate Governance Guidelines; and
•charters for the Audit, Compensation, Governance and Nominating, and Risk Committees of the Board of Directors.
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

6	Capital One Financial Corporation (COF)

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in Canada and the United Kingdom.
•Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, and national auto lending.
•Commercial Banking: Consists of our lending, deposit gathering, capital markets and treasury management services to commercial real estate and commercial and industrial customers. Our customers typically include companies with annual revenues between $20 million and $2 billion.
Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volume and the level of outstanding loan receivables due to seasonal variances in consumer spending and payment patterns which, for example, have historically been the highest around the winter holiday season. Net charge-off rates for our credit card loan portfolio also have historically exhibited seasonal patterns as well and generally tend to be the highest in the first quarter of the year.
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

7	Capital One Financial Corporation (COF)

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
We also consider new and emerging companies in the digital and mobile payments space and other financial technology providers among our competitors. We compete with many forms of payment mechanisms, systems and products, offered by both bank and non-bank providers.
Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition varies based on the types of clients, customers, industries and geographies served. Our ability to compete depends, in part, on our ability to attract and retain our associates and on our reputation as well as our ability to keep pace with innovation, in particular in the development of new technology platforms. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, see “Part I—Item 1A. Risk Factors.”

SUPERVISION AND REGULATION
The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the U.S. financial system, rather than for the protection of shareholders and creditors.
As a banking organization, we are subject to extensive regulation and supervision. In addition to banking laws and regulations, we are subject to various other laws and regulations, all of which directly or indirectly affect our operations and management and our ability to make distributions to shareholders. We and our subsidiaries are also subject to supervision and examination by multiple regulators. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological, political and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector.
The descriptions below summarize certain significant state and federal laws to which we are subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. They do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions.
Banking Regulation
Capital One Financial Corporation is a bank holding company (“BHC”) and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to the requirements of the BHC Act, including approval requirements for investments in or acquisitions of banking organizations, capital adequacy standards and limitations on non-banking activities. As a BHC and FHC, we are subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto. In addition, an FHC is permitted to engage in activities

8	Capital One Financial Corporation (COF)

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
The Banks are national associations chartered under the National Bank Act, and the deposits of which are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Banks are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”).
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
Regulations of Consumer Lending Activities
The activities of the Banks as consumer lenders are subject to regulation under various federal laws, including, for example, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the CRA, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Servicemembers Civil Relief Act and the Military Lending Act, as well as under various state laws. TILA, as amended, imposes a number of restrictions on credit card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes revised disclosures required for open-end credit.
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
Privacy, Data Protection and Cybersecurity
We are subject to multiple federal and state laws concerning privacy, data protection and cybersecurity, such as the Gramm-Leach Bliley Act (“GLBA”). This area has seen an increase in legislative and regulatory activity over the past several years. For example, in 2018, the State of California passed the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA and its implementing regulations, as recently amended by the California Privacy Rights Act, create obligations on covered companies to, among other things, share certain information they have collected about individuals who are California residents with those individuals, subject to some exceptions.
In addition, in December 2020, the Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) issued a notice of proposed rulemaking that, among other things, would require a banking organization to notify its primary federal regulators within 36 hours after identifying a "computer-security incident" that the banking organization believes in good faith

9	Capital One Financial Corporation (COF)

could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.
We continue to monitor data privacy and cybersecurity legal developments in the jurisdictions in which we do business. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure,” “Theft, loss or misuse of information as a result of a cyber-attack may result in increased costs, reductions in revenue, reputational damage and business disruptions,” and “Potential data protection and privacy incidents, and our required compliance with laws and regulations related to these areas, may increase our costs, result in legal liability, reduce our revenue and limit our ability to pursue business opportunities.”
Anti-Money Laundering and Anti-Terrorism
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
The Anti-Money Laundering Act of 2020 (“AML Act”), enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and Patriot Act impose on banks. The AML Act also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
Funding
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk Profile,” only well capitalized and adequately capitalized institutions may accept brokered deposits. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. In December 2020, the FDIC finalized amendments to the brokered deposit regulation that, among other things, generally clarify and narrow the scope of the "deposit broker" definition. The amendments become effective April 1, 2021.
The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.
Broker-Dealer and Investment Advisory Activities
Certain of our non-bank subsidiaries are subject to regulation and supervision by various federal and state authorities. United Income, Inc. is an investment adviser registered with the SEC and primarily regulated under the Investment Advisers Act of 1940. Capital One Securities, Inc. and KippsDeSanto & Company are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. These broker-dealer subsidiaries are subject, among other things, to net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to

10	Capital One Financial Corporation (COF)

transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
Derivatives Activities
Title VII of the Dodd-Frank Act establishes a regulatory framework for the governance of the over-the-counter (“OTC”) derivatives market, including swaps and security-based swaps and the registration of certain market participants as a swap dealer. CONA provisionally registered with the Commodity Futures Trading Commission (the “CFTC”) as a swap dealer in the third quarter of 2020. Registration as a swap dealer subjects CONA to additional regulatory requirements with respect to its swaps and other derivatives activities. As a result of CONA’s swap dealer registration, it is subject to the rules of the OCC concerning capital and margin requirements for swap dealers, including the mandatory exchange of variation margin and initial margin with certain counterparties. Additionally, as a provisionally registered swap dealer, CONA is subject to requirements under the CFTC’s regulatory regime, including rules regarding business conduct standards, recordkeeping obligations, regulatory reporting and procedures relating to swaps trading. CONA’s swaps and other derivatives activities do not require it to register with the SEC as a security-based swap dealer.
Transactions with Affiliates
There are various legal restrictions on the extent to which we and our non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with the Banks. Under the Federal Reserve Act and Federal Reserve regulations, the Banks and their subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets, and certain other transactions involving its non-bank affiliates. In addition, transactions between the Banks and their non-bank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.
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
Capital and Liquidity Regulation
The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC respectively. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management,” “MD&A—Liquidity Risk Profile” and “Note 11—Regulatory and Capital Adequacy.”
Basel III and United States Capital Rules
The Company and the Banks are subject to the regulatory capital requirements established by the Federal Reserve and the OCC respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital and liquidity requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain Dodd-Frank Act and other capital provisions. Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4% and a minimum supplementary leverage ratio of 3%. We are also subject to the capital conservation buffer and countercyclical capital buffer requirements, as described below.
In July 2019, the Federal Banking Agencies finalized certain changes to the Basel III Capital Rules for institutions not subject to the Basel III Advanced Approaches (“Capital Simplification Rule”). These changes, effective January 1, 2020, generally raised the threshold above which a covered institution such as the Company must deduct certain assets from its CET1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions.
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rules to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). These categories are determined primarily by an institution’s asset size, with adjustments to a more stringent category possible if the institution exceeds certain risk-based thresholds. As a BHC with total consolidated assets of at least $250 billion that does not exceed any

11	Capital One Financial Corporation (COF)

of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. Therefore, effective January 1, 2020, we were no longer subject to the Basel III “Advanced Approaches” framework and certain associated capital requirements, such as the requirement to include certain elements of accumulated other comprehensive income (“AOCI”) in our regulatory capital. We remain subject to the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement, which were previously required only for Basel III Advanced Approaches institutions. Effective as of the first quarter of 2020, we excluded certain elements of AOCI from our regulatory capital as permitted by the Tailoring Rules. The Tailoring Rules and Capital Simplification Rule have, taken together, decreased our capital requirements.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement (“G-SIB Surcharge”). We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules also require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. The capital conservation buffer for BHCs was previously fixed at 2.5%. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (“Stress Capital Buffer Rule”). The stress capital buffer requirement is institution-specific and replaces the fixed 2.5% capital conservation buffer for BHCs.
Pursuant to the Stress Capital Buffer Rule, the Federal Reserve will use the results of its supervisory stress test to determine the size of a BHC’s stress capital buffer requirement. In particular, a BHC’s stress capital buffer requirement will equal, subject to a floor of 2.5%, the sum of (i) the difference between the BHC’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the BHC’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the BHC’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
Under the Stress Capital Buffer Rule framework, the Company’s new “standardized approach capital conservation buffer” includes its stress capital buffer requirement (which will be recalibrated every year based on the Company’s supervisory stress test results), any G-SIB surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
The Stress Capital Buffer Rule does not apply to the Banks. The capital conservation buffer for the Banks continues to be fixed at 2.5%.
If we fail to maintain our capital ratios above the minimum capital requirements plus the applicable buffer requirements, we will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
Under the Basel III Capital Rules, if a banking institution’s capital ratios fall within its buffer requirements, the maximum amount of capital distributions and discretionary bonus payments it can make is a function of its eligible retained income. In March 2020, the Federal Banking Agencies revised the definition of “eligible retained income” in their respective capital rules. Under the revised definition of “eligible retained income,” any such automatic limitations on capital distributions would apply in a less severe and more gradual manner than would otherwise have occurred under the previous definition of that term. This change was made in response to the COVID-19 pandemic to support banking organizations that choose to use their capital and liquidity buffers to lend and undertake other actions that support economic activity in a safe and sound manner.
CECL Transition Rule
As part of the response to the COVID-19 pandemic, the Federal Banking Agencies adopted a final rule (“2020 CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital (the “2020 CECL Transition Election”).
Pursuant to the 2020 CECL Transition Rule, a banking institution may elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies use a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard

12	Capital One Financial Corporation (COF)

compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions are permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. Beginning January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact will be phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the 2020 CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020.
Temporary Exclusions for Supplementary Leverage Ratio
In addition, in April 2020, as part of the response to the COVID-19 pandemic, the Federal Reserve issued an interim final rule that temporarily excludes U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio for BHCs. These exclusions became effective on April 1, 2020, and will remain in effect through March 31, 2021.
Subsequently, in May 2020, the Federal Banking Agencies issued an interim final rule that provides an option for depository institutions to make similar exclusions to the calculation of the supplementary leverage ratio. If a depository institution elects to make such exclusions, it must request prior approval from its primary federal banking regulator before making capital distributions, such as paying dividends to its parent company, for as long as the exclusions are in effect. Neither CONA nor COBNA elected to make such exclusions.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the Market Risk Rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to the lesser of 10% or more of total assets or $1 billion or more. The Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
FDICIA and Prompt Corrective Action
The FDICIA requires the Federal Banking Agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. The FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately capitalized institution. The capital categories relate to the FDICIA’s prompt corrective action (“PCA”) provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects.
The Basel III Capital Rules updated the PCA framework to reflect new, higher regulatory capital minimums. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10% or more; a Tier 1 capital ratio of 8% or more; a CET1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more. An adequately capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 capital ratio of 6% or more; a CET1 capital ratio of 4.5% or more; a leverage ratio of 4% or more; and, for Category III and certain other institutions under the Tailoring Rules, a supplementary leverage ratio of 3% or more. The PCA provisions also authorize the Federal Banking Agencies to reclassify a bank’s capital category or take other action against banks that are determined to be in an unsafe or unsound condition or to have engaged in unsafe or unsound banking practices.

13	Capital One Financial Corporation (COF)

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
Basel III and United States Liquidity Rules
The Basel Committee has published a liquidity framework that includes two standards for liquidity risk supervision. One standard, the liquidity coverage ratio (“LCR”), seeks to promote short-term resilience by requiring organizations to hold sufficient high-quality liquid assets (“HQLAs”) to survive a stress scenario lasting for 30 days. The other standard, the net stable funding ratio (“NSFR”), seeks to promote longer-term resilience by requiring sufficient stable funding over a one-year period based on the liquidity characteristics of the organization’s assets and activities.
The Company and the Banks are subject to the LCR standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires the Company and each of the Banks to hold an amount of eligible HQLA that equals or exceeds 100% of its respective projected adjusted net cash outflows over a 30-day period, each as calculated in accordance with the LCR Rule. The LCR Rule requires us to calculate our LCR daily. In addition, the Company is required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR.
Under the Tailoring Rules, as a Category III institution with less than $75 billion in weighted average short-term wholesale funding, the Company’s and the Banks’ total net cash outflows are multiplied by an outflow adjustment percentage of 85%. Although the Banks may hold more HQLA than they need to meet their LCR requirements, the LCR Rule restricts the amount of such excess HQLA held at the Banks (referred to as “Trapped Liquidity”) that can be included in the Company’s HQLA amount. Because we typically manage the Banks’ LCRs to levels well above 100%, the amount of Trapped Liquidity will also increase as the Banks’ total net cash outflows are reduced by the outflow adjustment percentage of 85%.
In October 2020, the Federal Banking Agencies finalized a rule to implement the NSFR in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are subject to an NSFR requirement equal to 85% of the full NSFR requirement. The NSFR Rule will become effective as of July 1, 2021 and will apply to the Company and each of the Banks. The NSFR Rule includes a semi-annual disclosure requirement, with the first public disclosure required after June 30, 2023.
Enhanced Prudential Standards and Other Related Requirements
We are subject to certain enhanced prudential standards under the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) and implemented by various regulations issued by the Federal Banking Agencies. The Financial Stability Oversight Council (“FSOC”) may also issue recommendations to the Federal Reserve or other primary financial regulatory agencies to apply new or enhanced standards to certain financial activities or practices.
As part of the enhanced prudential standards, the Company is required to implement resolution planning for orderly resolution in the event it faces material financial distress or failure. The FDIC issued similar rules regarding resolution planning applicable to the Banks. In addition, the OCC has issued rules requiring banks with assets of $250 billion or more to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or operational stress, but have not deteriorated to the point that resolution is imminent.
The enhanced prudential standards also include supervisory and company-run stress testing requirements (also known as the “DFAST stress testing requirements”). In particular, the Federal Reserve is required to conduct annual stress tests on certain covered companies, including us, to ensure that the covered companies have sufficient capital to absorb losses and continue operations during adverse economic conditions. Under the stress capital buffer framework, the result of our supervisory stress test will be used to determine our stress capital buffer requirement. As a covered company that is a Category III institution under the Tailoring Rules, we are also required to conduct our own stress tests and publish the results of such tests on our website or other public forum. The Company must disclose the results of its company-run stress test on a biennial basis. The

14	Capital One Financial Corporation (COF)

OCC has adopted a similar stress test rule requiring banks with at least $250 billion in assets, including CONA, to conduct their own company-run stress tests. Under that OCC rule, CONA must also disclose the results of its stress test on a biennial basis.
In addition, the Company is required to meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the enhanced prudential standards. These requirements are in addition to the LCR and NSFR Rules, discussed above in “Basel III and United States Liquidity Rules.” The enhanced prudential standards also require that the Company comply with, and hold capital commensurate with, the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. Stress testing and capital planning regulations are discussed further below under “Dividends, Stock Repurchases and Transfers of Funds.” Finally, the Company is also required to establish and maintain an enterprise-wide risk management framework that includes a risk committee and a chief risk officer.
Although not a requirement of the Dodd-Frank Act, the OCC established regulatory guidelines (“Heightened Standards Guidelines”) that apply heightened standards to the governance and risk management practices of large institutions subject to its supervision, including the Banks. The Heightened Standards Guidelines establish standards for the development and implementation by the Banks of a risk governance framework.
Dividends, Stock Repurchases and Transfers of Funds
Under the Federal Reserve’s capital planning rules (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR” requirements), a “covered BHC,” such as the Company, must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted (“CCAR cycle”).
The DFAST stress testing requirements, described above in “Enhanced Prudential Standards and Other Related Requirements,” is a complementary exercise to CCAR. It is a forward-looking exercise conducted by the Federal Reserve and each covered company to help assess whether a company has sufficient capital to absorb losses and continue operations during adverse economic conditions.
Pursuant to the CCAR requirements, the Company must file its capital plan and stress testing results with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve will conduct its supervisory stress test in the second quarter and determine the Company’s stress capital buffer by June 30 of that year. The Company will have two business days from receipt of its stress capital buffer to make any necessary adjustments to its planned capital distributions. The Federal Reserve will then finalize the stress capital buffer requirement for the Company based on its adjusted planned capital distributions and confirm the Company’s planned capital distributions by August 31 of that year. The Company’s final stress capital buffer requirement will be effective from the fourth quarter of the year the capital plan is submitted through the third quarter of the following year. The Company may make the planned capital distributions confirmed by the Federal Reserve. In addition, under the Stress Capital Buffer Rule, the Company is no longer required to seek prior approval of the Federal Reserve to make capital distributions in excess of those included in its capital plan so long as the Company is otherwise in compliance with the capital rule’s automatic limitations on capital distributions.
In December 2018, the Federal Reserve announced that it would maintain its pre-CECL framework for calculating allowances on loans in the supervisory stress test for the 2020 and 2021 cycles until the impact of CECL is better known and understood. The Federal Reserve stated further that, although BHCs required to perform company-run stress tests will be required to incorporate CECL into those stress tests starting in the 2020 cycle, it will not issue supervisory findings on those BHCs’ allowance estimations in the CCAR exercise through 2021.
Historically, dividends from the Company’s direct and indirect subsidiaries have represented a major source of the funds we have used to pay dividends on our capital stock, make payments on our corporate debt securities and meet our other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to the Company through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit insured depository institutions, such as the Banks, from making dividend distributions without first

15	Capital One Financial Corporation (COF)

obtaining regulatory approval if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.
In June 2020, in light of the COVID-19 pandemic, the Federal Reserve required all CCAR participating BHCs, including us, to update and resubmit their capital plans in the fourth quarter of 2020. In addition, the Federal Reserve required all participating BHCs, including us, to preserve capital by suspending share repurchases and capping common stock dividend payments for the third and fourth quarters of 2020 to the lower of (i) the amount paid in the second quarter of 2020 and (ii) an amount equal to the average net income earned across the four preceding calendar quarters. Scheduled payments on additional Tier 1 and Tier 2 capital instruments, such as preferred stock and subordinated debt, were not similarly restricted.
We conducted a second round of stress tests and submitted our updated capital plan to the Federal Reserve on November 2, 2020. On December 18, 2020, the Federal Reserve released the results of its second round of supervisory stress tests. The Federal Reserve did not recalculate our stress capital buffer requirement at that time, but reserved its ability to do so until March 31, 2021. Finally, the Federal Reserve extended the capital distribution restrictions for all participating BHCs through at least the first quarter of 2021, with certain modifications. In particular, for the first quarter of 2021, participating BHCs may resume share repurchases, but the aggregate amount of common stock dividend payments and share repurchases shall not exceed an amount equal to the average net income earned across the four preceding calendar quarters. In addition, common stock dividend payments for the first quarter of 2021 continue to be capped at the amount paid in the second quarter of 2020.
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
Federal law and regulations prohibit any person or company from acquiring control of the Company or the Banks without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control under the BHC Act exists if, among other things, a person or company acquires more than 25% of any class of our voting stock or otherwise has a controlling influence over us. A rebuttable presumption of control arises under the CIBC Act for a publicly traded BHC such as ourselves if a person or company acquires more than 10% of any class of our voting stock.
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
As of June 30, 2020, the DIF reserve ratio fell to 1.30 percent. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020, to restore the DIF reserve ratio to meet or exceed 1.35 percent within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35 percent without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years.
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

16	Capital One Financial Corporation (COF)

controlled insured depository institution. The Banks are commonly controlled within the meaning of the FIRREA cross-guarantee provision.
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate non-bank financial companies and BHCs if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and other appropriate Federal Banking Agencies, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of the company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.
COVID-19 Activities
In response to disruptions in economic conditions caused by the COVID-19 pandemic, federal and state governments and agencies and government‑sponsored enterprises have taken a variety of actions to support people and entities affected by the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020. The CARES Act, among other provisions, authorized a number of lending programs to support the flow of credit to consumers and businesses. For example, the CARES Act established several programs with the Small Business Administration, including the PPP, to provide loans to small businesses.
The Federal Reserve had also taken extraordinary efforts in response to the pandemic, including, among other actions, the establishment of a Main Street Lending Program that is intended to support lending to eligible small and midsize businesses. The Federal Banking Agencies had also encouraged banking organizations to take certain additional actions to support the financial services needs of their customers in a prudent and safe and sound manner, including through loan modifications. Further, banking organizations had been provided with certain accounting, supervisory and regulatory relief during this period, including relief that is intended to allow banking organizations to enter into loan modifications without certain accounting and regulatory capital consequences. For example, the CARES Act gave banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of the COVID-19 pandemic as being troubled debt restructurings (“TDRs”). See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for additional information. The CARES Act also amended the Fair Credit Reporting Act to impose new, temporary reporting requirements on furnishers of information to consumer reporting agencies related to accounts of consumers in payment accommodation programs in light of the COVID-19 pandemic.
The Consolidated Appropriations Act, 2021, which was enacted in December 2020, extends certain relief provided by the CARES Act while also modifying or clarifying certain other provisions. Among other amendments to the CARES Act, the Consolidated Appropriations Act, 2021, extends the relief related to TDRs until January 1, 2022 and the PPP until March 31, 2021. In addition, the Consolidated Appropriations Act, 2021, rescinds certain funds that were appropriated to the U.S. Treasury to provide loans, loan guarantees, and make other investments in programs or facilities established by the Federal Reserve, and prohibits the Federal Reserve from making any new investments, loans or loan guarantees, or extensions of credit through those rescinded funds after December 31, 2020. Congress could determine to reauthorize these programs in future legislative packages. Federal Reserve programs and facilities that were not established using CARES Act funding are not affected by the Consolidated Appropriations Act, 2021.
For a discussion of the risks associated with the impact of the COVID-19 pandemic and related public health measures, see “Part I—Item 1A. Risk Factors” under the heading “The COVID-19 pandemic has adversely impacted our business, operations and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, operations, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.”
Regulation of Businesses by Authorities Outside the United States
COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom (“U.K.”) and Canada.

17	Capital One Financial Corporation (COF)

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
Previously, the FCA set a deadline of August 29, 2019 (“the Deadline”) for the submission of complaints to firms (including COEP) that had previously sold Payment Protection Insurance (“PPI”) to its customers. In order to ensure complainants are treated fairly, the FCA closely supervises all large lenders (including COEP). COEP has now finished handling almost all complaints it received prior to the Deadline and is in the process of finalizing all remaining complaints, through continued discussions with third parties. Escalations to the Financial Ombudsman Service (“FOS”) are permitted to take place until the first quarter of 2021.
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
On December 13, 2018, Bill C-86, Budget Implementation Act, 2018, No. 2 was passed by Parliament. Among other things, Bill C-86 amends the Bank Act (Canada) to consolidate and strengthen provisions that apply to banks and authorized foreign banks in the areas of consumer protection, corporate governance, business practices, public reporting, disclosure of information and access to basic banking services. Bill C-86 also amends the FCAC Act to enhance the role and powers of the FCAC by increasing the maximum penalty for a violation of the consumer protection provisions of the Bank Act from 50,000 Canadian dollars (“CAD”) for natural persons and 500,000 CAD in the case of financial institutions or a payment card network to 1 million CAD and 10 million CAD, respectively. We are continuing to analyze the impacts of Bill C-86 and the final regulations related thereto in order to determine its applicability and impact to our business.
In August 2018, the Government of Canada announced new voluntary commitments from Visa Canada and MasterCard Canada, which took effect when the original commitments ended in 2020. As part of their new commitments, Visa and Mastercard will further reduce interchange fees for consumer credit cards by approximately 10 basis points to an annual average effective rate of 1.4% for a period of five years. Visa and Mastercard will also narrow the range of interchange rates (lowest vs. highest fee) charged to businesses.

18	Capital One Financial Corporation (COF)

HUMAN CAPITAL RESOURCES
Our culture is rooted in putting people first with a focus on building and maintaining a workforce which fosters an inclusive environment based on diversity of our people, ideas and the merit of our work. Our workforce is our largest and one of our most valuable assets. We prioritize the recruitment, development, recognition, and retention of the 51,985 employees worldwide that we had as of December 31, 2020, whom we refer to as “associates.” The following disclosures provide information on our human capital resources, including certain human capital objectives and measures that we focus on in managing our business.
Governance of Human Capital
Our full Board of Directors oversees our human capital management, including strategies, policies and practices, and diversity, inclusion and belonging (“DIB”), and is assisted by our Board’s Compensation Committee and Governance and Nominating Committee. Our Executive Committee, a committee of senior management which includes our Chief Human Resources Officer, advises, assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters such as human resource practices and programs, including general employee benefits and compensation programs. Our Chief Diversity, Inclusion and Belonging Officer (“Chief DIB Officer”) provides an annual update on the progress, success and challenges on workforce representation, trends and programs to the Board of Directors and Executive Committee.
Hiring, Retention and Development
We employ a comprehensive people strategy that includes significant investments in recruiting, sourcing, and associate development to attract and retain top talent from all backgrounds to help drive our business’ long-term success. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, on-campus recruiting, diversity-related recruiting events and initiatives, and internship and rotational programs, among others. We empower our associates to learn new skills, meet personalized development goals, and grow their careers. Investment in associate training and professional development is critical to maintaining our talent competitiveness. Our internal enterprise learning and development team blends multiple approaches to learning to support associate development across lines of business, levels, and roles, including online and live classroom training. In addition to formal programming provided by learning professionals, including regulatory compliance, role-specific topics and others, our peer-to-peer learning strategy empowers associates to be both learners and teachers, further enhancing a culture of learning. We also focus on cultivating talent with leadership development courses, cohort-based programs, network building, and coaching.
On a quarterly basis, we review our ability to attract and retain talent needed to deliver on our strategic business objectives. Each line of business and staff group reviews hiring, tenure and attrition metrics as part of this assessment, and they implement mitigation plans when needed.
Diversity, Inclusion and Belonging
We continuously strive to empower our associates to do great work by creating an inclusive workplace and a culture of belonging that values diverse perspectives, fosters collaboration and encourages innovative ideas. We aim to create a place where associates of all backgrounds can thrive by bringing their best, most authentic selves to work. Our diversity and inclusion efforts are overseen by our Chief DIB Officer. This culture of belonging rests at the heart of our DIB efforts. Central to this effort are our business resource groups, associate-led organizations which deepen our understanding of different cultures, people and experiences, and enable associates to build connections, invest in their professional development, and support our commitment to attract, develop and retain a diverse workforce. In addition, our Chief Executive Officer and the Executive Committee engage with leaders of our business resource groups to identify opportunities to further our DIB agenda, enact positive change and build on existing initiatives designed to nurture our culture and workplace environment.
Growing the diversity of our workforce at all levels, with an emphasis on leader and executive roles, is an important component of our comprehensive DIB strategy. As of December 31, 2020, key measures of our workforce representation include:
•Of the 11 members of our Board of Directors, 4 are women and 3 are people of color;
•In the U.S., of the associates who are vice president level and above, approximately 32% are women and 21% are people of color;
•In the U.S., approximately 50% of associates are people of color; and

19	Capital One Financial Corporation (COF)

•Worldwide, approximately 52% of associates are women, 47% of associates are men, and 1% of associates are undisclosed/other.
Our corporate website contains additional information regarding programs and other information integral to our philosophy of diversity, inclusion and belonging. We believe in the importance of transparency and will also provide on our website the 2020 Consolidated EEO-1 Report upon submission to the U.S. Equal Employment Opportunity Commission.
Compensation and Wellness
We are committed to providing a competitive total compensation package that will attract, retain and motivate talent to help drive our business’ long-term success. Our benefits, including competitive parental leave, on-site health centers, flexible work solutions, company contributions to associates’ 401(k) plans, educational assistance and other health, wellness, and financial benefits, are all designed to help associates grow and develop inside and outside of the workplace and empower them in their lives. Furthermore, pay equity has long been a core tenet of our pay philosophy and is central to our values. We annually evaluate base pay and incentive pay for all of our associates globally. This review and evaluation may occur more frequently as deemed necessary and prudent. We review groups of associates in similar roles, adjusting for factors that appropriately explain differences in pay such as job location and experience. Based on our analysis, our aggregated adjusted pay gap results show that we pay women 100% of what men are paid, and we pay racial and ethnic minorities in the U.S. 100% of what non-minorities are paid. We use statistical modeling to understand what drives pay gaps, instill new practices to eliminate them in the future, and if we find unexplained pay gaps, we close them.
In 2020, a significant majority of our associates across our workforce have transitioned to working remotely as we prioritize the safety of our associates during the COVID-19 pandemic. For more information on our response to the pandemic, please refer to Part I—Item 1.—Business—Overview—Coronavirus Disease 2019 (COVID-19) Pandemic.
Communication and Connection
We communicate with our associates regularly to understand their perspectives and to hear their voices. Our senior leaders and Chief Executive Officer also communicate directly on societal events impacting our associates. To assess and improve associate retention and engagement, the Company surveys associates on a periodic basis with the assistance of third-party consultants, and takes actions to address areas of associate concern. We encourage full participation and use the results to effect change and promote transparency.

20	Capital One Financial Corporation (COF)

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
We are committed to safeguarding our customers’ and our own information and technology, implementing backup and recovery systems, and generally require the same of our third-party service providers. We take measures that mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering our products and services. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure” and “Increased costs, reductions in revenue, reputational damage and business disruptions can result from the theft, loss or misuse of information, including as a result of a cyber-attack.”
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

21	Capital One Financial Corporation (COF)

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•the impact of the COVID-19 pandemic and related public health measures on our business, financial condition and results of operations, including the increased estimation and forecast uncertainty as a result of the pandemic on our estimates of lifetime expected credit losses in our loan portfolios required in computing our allowance for credit losses;
•general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, tariffs, collateral values, consumer income, creditworthiness and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;
•an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment, and the impact of inaccurate estimates or inadequate reserves;
•compliance with new and existing laws, regulations and regulatory expectations including the implementation of a regulatory reform agenda;
•our ability to manage adequate capital or liquidity levels, which could have a negative impact on our financial results and our ability to return capital to our stockholders;
•the extensive use, reliability, disruption, and accuracy of the models and data we rely on;
•increased costs, reductions in revenue, reputational damage, legal liability and business disruptions that can result from data protection or privacy incidents or the theft, loss or misuse of information, including as a result of a cyber-attack;
•developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;
•the amount and rate of deposit growth and changes in deposit costs;
•our ability to execute on our strategic and operational plans;
•our response to competitive pressures;
•our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit card networks and by legislation and regulation impacting such fees;
•our success in integrating acquired businesses and loan portfolios, and our ability to realize anticipated benefits from announced transactions and strategic partnerships;

22	Capital One Financial Corporation (COF)

•our ability to maintain a compliance, operational, technology and organizational infrastructure suitable for the nature of our business;
•the success of our marketing efforts in attracting and retaining customers;
•our risk management strategies;
•changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;
•increases or decreases in interest rates and uncertainty with respect to the interest rate environment, including the possibility of a prolonged low-interest rate environment or of negative interest rates;
•uncertainty regarding, and transition away from, the London Interbank Offering Rate;
•our ability to attract, retain and motivate skilled employees;
•our assumptions or estimates in our financial statements;
•limitations on our ability to receive dividends from our subsidiaries;
•the soundness of other financial institutions and other third parties; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
We expect that the effects of the COVID-19 pandemic will heighten the risks associated with many of these factors.
Item 1A. Risk Factors
This section highlights significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic and political climate may amplify many of these risks.
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our securities risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
•The COVID-19 pandemic has adversely impacted our business and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.
•Changes and instability in the macroeconomic environment, consumer confidence and customer behavior may adversely affect our business.
•Financial market instability and volatility could adversely affect our business.
•We may experience increased delinquencies, credit losses, inaccurate estimates and inadequate reserves.
•We may not be able to maintain adequate capital or liquidity levels, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
•We face risks related to our operational, technological and organizational infrastructure.

23	Capital One Financial Corporation (COF)

•Theft, loss or misuse of information as a result of a cyber-attack may result in increased costs, reductions in revenue, reputational damage and business disruptions.
•Potential data protection and privacy incidents, and our required compliance with regulations related to these areas, may increase our costs, reduce our revenue and limit our ability to pursue business opportunities.
•Compliance with new and existing laws, regulations and regulatory expectations is costly and complex.
•Our businesses are subject to the risk of increased litigation, government investigations and regulatory enforcement.
•We face intense competition in all of our markets.
•Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit card networks and by legislation and regulation impacting such fees.
•If we are not able to invest successfully in and introduce digital and other technological developments across all our businesses, our financial performance may suffer.
•We may fail to realize all of the anticipated benefits of our mergers, acquisitions and strategic partnerships.
•Reputational risk and social factors may impact our results and damage our brand.
•If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.
•Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.
•Fluctuations in market interest rates or volatility in the capital markets could adversely affect our income and expense, the value of assets and obligations, our regulatory capital, cost of capital or liquidity.
•Uncertainty regarding, and transition away from, LIBOR may adversely affect our business.
•Our business could be negatively affected if we are unable to attract, retain and motivate skilled employees.
•We face risks from unpredictable catastrophic events.
•We face risks from the use of or changes to assumptions or estimates in our financial statements.
•Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase common stock.
•The soundness of other financial institutions and other third parties could adversely affect us.
General Economic and Market Risks
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
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, operations, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in the United States, and how quickly and

24	Capital One Financial Corporation (COF)

to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. As of December 31, 2020, several vaccines have been authorized for limited distribution. The plan for larger community-based distribution is being developed and may begin during the second quarter of 2021. However, the timing and extent of any such widespread distribution of vaccines remains uncertain. As a result of this uncertainty, our purchase volume, loan growth and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses beyond current levels. For example, as a result of the significant uncertainty due to the COVID-19 pandemic, we realized a substantial build in our allowance for credit losses for the first two quarters of 2020. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.
The spread of COVID-19 has caused us to modify our business practices and operations, including providing a range of forbearance options to our customers in certain circumstances, which could impact our credit metrics, financial condition, capital and results of operations. We may need to further modify our practices and operations as this event unfolds. We have also implemented work-from-home policies for a vast majority of our employees, and social distancing plans for our employees who are working from Capital One facilities. Nearly all of our Cafés and bank branches across our network are open with increased safety precautions. We will continue to monitor local conditions to ensure the safety of our associates and customers while providing critical banking services. These measures could impair our ability to perform critical functions and may adversely impact our results of operations. In addition, these measures and other changes in consumer behavior as a result of the COVID-19 pandemic may require changes to retail distribution strategies and adversely impact our investments in our bank premises and equipment and other retail distribution assets, leading to increased costs and exposure to additional risks. We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners.
Federal, state, local and foreign governmental authorities have enacted, and may enact in the future, legislation, regulations and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. We have participated in certain of these programs, including participating as an eligible lender in the Small Business Administration’s Paycheck Protection Program. Our participation in and execution of any such programs may cause operational, compliance, reputational and credit risks, which could result in litigation, governmental action or other forms of loss. The extent of these impacts, which may be substantial, will depend on the degree of our participation in these programs. There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations and protocols that have been and will be enacted. Moreover, we expect that the effects of the COVID-19 pandemic will heighten many of the other known risks described herein. See Part I—Item 1.—Business—Overview—Coronavirus Disease 2019 (COVID-19) Pandemic.
Changes and instability in the macroeconomic environment, consumer confidence and customer behavior may adversely affect our business.
We offer a broad array of financial products and services to consumers, small businesses and commercial clients. A prolonged period of economic volatility, slow growth, or a significant deterioration in economic conditions, in the U.S., Canada or the U.K., could have a material adverse effect on our financial condition and results of operations as customers default on their loans, maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
Some of the risks we face in connection with adverse changes and instability in the macroeconomic environment, including changes in consumer confidence levels and behavior, include the following:
•Changes in payment patterns, increases in delinquencies and default rates, decreased consumer spending, lower demand for credit and shifts in consumer payment behavior towards avoiding late fees, finance charges and other fees;
•Increases in our charge-off rate caused by bankruptcies and reduced ability to recover debt that we have previously charged-off;
•Decreased reliability of the process and models we use to estimate our allowance for loan and lease losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models

25	Capital One Financial Corporation (COF)

and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data.”
The U.K. and the European Union agreed to a free trade deal at the end of 2020 relating to the U.K.’s exit from the European Union (“Brexit”). While this deal provides greater near-term stability, the on-going impact of Brexit and its full effects on the U.K. economy and our business related thereto remain uncertain. We continue to consider and monitor the potential impacts, and other factors, including the COVID-19 pandemic, that could also impact U.K. economic performance.
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
In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. Such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest we earn on loans and other interest-earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve. Our systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. We cannot predict the nature or timing of future changes in monetary policies in response to the COVID-19 pandemic or the precise effects that they may have on our activities and financial results.
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
Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require us to increase our allowance for credit losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:
•Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Historically, customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt, which may be heightened by increasing interest rates or levels of consumer debt), causing a long-term rise in delinquencies and charge-offs.
•Incorrect Estimates of Expected Losses: The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of expected credit losses in our loan portfolios. This process, which is critical to our financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. We may underestimate our expected losses and fail to hold an allowance for credit losses sufficient to account for these losses. Incorrect assumptions could lead to material underestimations of expected credit losses and an inadequate allowance for credit losses.

26	Capital One Financial Corporation (COF)

•Inaccurate Underwriting: Our ability to accurately assess the creditworthiness of our customers may diminish, which could result in an increase in our credit losses and a deterioration of our returns. See “Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.”
•Business Mix: We engage in a diverse mix of businesses with a broad range of potential credit exposure. Because we originate a relatively greater proportion of consumer loans in our loan portfolio compared to other large bank peers and originate both prime and subprime credit card accounts and auto loans, we may experience higher delinquencies and a greater number of accounts charging off compared to other large bank peers, which could result in increased credit losses, operating costs and regulatory scrutiny. Additionally, a change in this business mix over time to include proportionally more consumer loans or subprime credit card accounts or auto loans could adversely affect the credit quality of our portfolio.
•Increasing Charge-off Recognition/Allowance for Credit Losses: We account for the allowance for credit losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. Effective as of January 1, 2020, we adopted the CECL standard which is based on expected lifetime losses rather than incurred losses. Adoption of the CECL standard has resulted and may continue to result in an increase to our reserves for credit losses on financial instruments with a resulting adverse impact on our financial condition. The continued impact of CECL on our future results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts. The application of the CECL standard requires us to increase reserves faster and to a higher level in an economic downturn, resulting in greater impact to our results and our capital ratios than we would have experienced in similar circumstances prior to the adoption of CECL. In addition, because credit cards represent a significant portion of our product mix, we could be disproportionately affected by use of the CECL standard, as compared to our large bank peers with a different product mix. See “MD&A—Accounting Changes and Developments” for additional information.
•Insufficient Asset Values: The collateral we have on secured loans could be insufficient to compensate us for credit losses. When customers default on their secured loans, we attempt to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate and other asset values adversely affect the collateral value for our commercial lending activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. In that circumstance, the recovery of such property could be insufficient to compensate us for the value of these loans upon a default. In our auto business, business and economic conditions that negatively affect household incomes, housing prices and consumer behavior, as well as technological advances that make older cars obsolete faster, could decrease (i) the demand for new and used vehicles and (ii) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 27% of our commercial loan portfolio is concentrated in the tri-state area of New York, New Jersey and Connecticut. The regional economic conditions in the tri-state area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the tri-state area could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted. For example, as of December 31, 2020, healthcare and healthcare-related real estate loans represented approximately 19% of our total commercial loan portfolio. If healthcare-related industries or any of the other industries that we focus on experience adverse changes, we may experience increased credit losses and our results of operations could be adversely impacted.

27	Capital One Financial Corporation (COF)

Capital and Liquidity Risk
We may not be able to maintain adequate capital or liquidity levels, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
Financial institutions are subject to extensive and complex capital and liquidity requirements. These requirements affect our ability to lend, grow deposit balances, make acquisitions and make most capital distributions. Failure to maintain adequate capital or liquidity levels, whether due to adverse developments in our business or the economy or to changes in the applicable requirements, could subject us to a variety of remedies available to our regulators. These include limitations on the ability to pay dividends, repurchase shares and the issuance of a capital directive to increase capital. Such limitations could have a material adverse effect on our business and results of operations.
We consider various factors in the management of capital, including the impact of stress on our capital levels, as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in supervisory stress tests and CCAR. There can be significant differences between our modeling and the Federal Reserve’s estimates for a given scenario and between the capital needs suggested by our internal bank holding company scenarios relative to the supervisory scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the CCAR or DFAST processes may suggest that we have substantial capacity to return capital to stockholders and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario or other factors related to our capital management process may result in a materially lower capacity to return capital to stockholders than that indicated by the projections released in the CCAR or DFAST processes. This in turn, could lead to restrictions on our ability to pay dividends and engage in share repurchase transactions. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
In addition, the current capital and liquidity requirements are subject to change. The Federal Banking Agencies finalized the Tailoring Rule in the fourth quarter of 2019. Under the Tailoring Rule, we are a Category III institution, and are no longer subject to the Basel III Advanced Approaches and associated capital requirements, but we continue to be subject to the countercyclical capital buffer and supplementary leverage ratio. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement. This final rule became effective in May 2020. Pursuant to the Stress Capital Buffer Rule, the Federal Reserve will use the results of its supervisory stress test to determine the size of a large banking institution’s stress capital buffer requirement, which replaces the previous 2.5% capital conservation buffer under the Basel III Standardized Approach. Our stress capital buffer requirement is 5.6% for the period from October 1, 2020 through September 30, 2021, at which point a revised stress capital buffer requirement will be applicable to us based on our 2021 stress testing results. In addition, on June 25, 2020 the Federal Reserve introduced measures to ensure that large BHCs maintained a high level of capital resilience. Specifically, the Federal Reserve required certain large BHCs, including us, to suspend share repurchases and cap common dividends during the third and fourth quarters of 2020. Consistent with the Federal Reserve’s capital distribution restrictions, we reduced our quarterly dividend on our common stock from $0.40 per share to $0.10 per share for the third quarter of 2020, which we maintained into the fourth quarter of 2020. The Federal Banking Agencies also finalized rules to implement the NSFR in October 2020. The NSFR is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities and its requirements will become effective as of July 1, 2021. On December 18, 2020, the Federal Reserve extended the capital distribution restrictions for all participating BHCs to the first quarter of 2021, with certain modifications. In particular, for the first quarter of 2021, participating BHCs may resume share repurchases however the aggregate amount of dividend payments and share repurchases will be limited to an amount based on net income earned in the preceding four calendar quarters. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. Further changes to applicable capital and liquidity requirements could result in unexpected or new limitations on our ability to pay dividends and engage in share repurchases.
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

28	Capital One Financial Corporation (COF)

persons outside of our company. In addition, we are heavily dependent on the security, capability and continuous availability of the technology systems that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders. We also face risk of adverse customer impacts and business disruption arising from the execution of strategic initiatives we may pursue across our operations.
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
Any disruptions, failures or inaccuracies of our operational and technology systems and models, including those associated with improvements or modifications to such systems and models, could cause us to be unable to market and manage our products and services, manage our risk, meet our regulatory obligations or report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, or the integration of newly acquired businesses, or the prevention or occurrence of data security incidents. If we are unable to successfully manage our expenses, our financial results will be negatively affected. Changes to our business, including as a result of our strategic objectives, also requires robust governance to ensure that our objectives are executed as intended without adversely impacting our customers, associates, operations or financial performance. Ineffective change management oversight and governance over the execution of our strategic objectives could expose us to operational, strategic and reputational risk and could negatively impact customers or our financial performance.
Theft, loss or misuse of information as a result of a cyber-attack may result in increased costs, reductions in revenue, reputational damage and business disruptions.
Our products and services involve the gathering, authenticating, managing, processing, and the storing and transmission of sensitive and confidential information regarding our customers and their accounts, our employees and third parties with which we do business. Our ability to provide such products and services, many of which are web-based, depends upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services to, as well as communicate with, our customers, we rely on information systems and infrastructure, including software and data engineering, and information security personnel, digital technologies, computer and email systems, software, networks and other web-based technologies. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers.

29	Capital One Financial Corporation (COF)

Technologies, systems, networks and devices of Capital One or our employees, service providers or other third parties with whom we interact may continue to be the subject of attempted unauthorized access, mishandling or misuse of information, denial-of-service attacks, computer viruses, website defacement, hacking, malware, ransomware, phishing or other forms of social engineering, and other forms of cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and other events. These threats, such as the Cybersecurity Incident, may derive from error, fraud or malice on the part of our employees, insiders or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers or other third-party users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. Further, cyber and information security risks for large financial institutions like us continue to increase due to the proliferation of new technologies, the use of the internet to conduct financial transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, our customers access our products and services using computers, smartphones, tablets and other mobile devices that are beyond our security control systems.
The methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected. For example, although we immediately fixed the configuration vulnerability that was exploited in the Cybersecurity Incident once we discovered the unauthorized access, a period of time elapsed between the occurrence of the unauthorized access and the time when we discovered it. In other circumstances, we and our third-party service providers and partners may be unable to anticipate or identify certain attack methods in order to implement effective preventative measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire and develop talent capable of detecting, mitigating or remediating these risks. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management program, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail clients.
A disruption or breach, including as a result of a cyber-attack such as the Cybersecurity Incident, or media reports of perceived security vulnerabilities at Capital One or at our third-party service providers, could result in significant legal and financial exposure, regulatory intervention, litigation and remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. We and other U.S. financial services providers continue to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. We are continuing to assess the impact of the Cybersecurity Incident and there can be no assurance that additional unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. Unauthorized access or cybersecurity incidents could occur more frequently and on a more significant scale. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
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

30	Capital One Financial Corporation (COF)

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
We rely on quantitative models, and our ability to manage data and aggregate data in an accurate and timely manner, assess and manage our various risk exposures, estimate certain financial values and manage compliance with required regulatory capital requirements. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting deposit levels or loan losses, assessing capital adequacy and calculating economic and regulatory capital levels, estimating the value of financial instruments and balance sheet items, and other operational functions. Our risk reporting and management, including business decisions based on information incorporating models, depend on the effectiveness of our models and our policies, programs, processes and practices governing how data is acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. While we continuously update our policies, programs, processes and practices, many of our data management, aggregation and implementation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to

31	Capital One Financial Corporation (COF)

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
Legal and Regulatory Risk
Compliance with new and existing laws, regulations and regulatory expectations is costly and complex.
We are subject to extensive regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business and that meet the risk management and prudential standards issued by our regulators. A wide array of banking and consumer lending laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including significant fines and criminal sanctions, and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining compliance-related systems, infrastructure and processes, is difficult and these efforts could limit our ability to invest in other business opportunities. Furthermore, applicable rules and regulations may affect us in an unforeseen manner, or may have a disproportionate impact on us as compared to our competitors. Over the last several years, state and federal regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering (“AML”) laws, data integrity and security, use of service providers, fair lending and other consumer protection issues. For example, in July 2015, Capital One entered into a consent order with the OCC to address concerns about our AML program and in October 2018, Capital One paid a civil monetary penalty assessed by the OCC relating to our AML program. The OCC lifted the AML consent order in November 2019. In addition, in August 2020 we entered into consent orders with the Federal Reserve and the OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes, and we paid a civil monetary penalty as part of the OCC agreement. In January 2021, we also paid a civil monetary penalty assessed by the Financial Crimes Enforcement Network (“FinCEN”) against CONA in connection with our AML program. Failure to maintain compliance with laws and regulations could result in significant additional governmental fines or penalties.
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
Certain laws and regulations, and any interpretations and applications with respect thereto, are generally intended to protect consumers, borrowers, depositors, the DIF, the U.S. banking and financial system, and financial markets as a whole, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”
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

32	Capital One Financial Corporation (COF)

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
In addition, financial institutions, such as ourselves, face significant regulatory scrutiny, which can lead to public enforcement actions or non-public supervisory actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by, among other regulatory bodies, the Federal Reserve, the SEC, OCC, FDIC and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the OCC, Department of Justice, FinCEN and state Attorneys General.
We expect that regulators and governmental enforcement bodies will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, or our ability to make acquisitions or otherwise expand our business, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could involve restrictions on our activities, generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings that we are subject to, see “Note 18—Commitments, Contingencies, Guarantees and Others.”
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

33	Capital One Financial Corporation (COF)

As of December 31, 2020, we operate as one of the largest online direct banks in the United States by deposits. While direct banking provides a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, we face strong and increasing competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation. The potential consequences of this competitive environment are exacerbated by the flexibility of direct banking and the financial and technological sophistication of our online customer base.
In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. As of December 31, 2020, we have a number of large partnerships in our credit card loan portfolio. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of any of our key business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
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
Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit card networks and by legislation and regulation impacting such fees.
Credit card interchange fees are generally one of the largest components of the costs that merchants pay in connection with the acceptance of credit cards and are a meaningful source of revenue for our credit card businesses. Interchange fees are the subject of significant and intense global legal, legislative and regulatory focus, and the resulting decisions, legislation and regulation may have a material adverse impact on our overall business, financial condition and results of operations.
Legislative and regulatory bodies in a number of countries are seeking to reduce credit card interchange fees through legislation, competition-related regulatory proceedings, central bank regulation and or litigation. Interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa. In some jurisdictions, such as Canada and certain countries in the EU, interchange fees and related practices are subject to regulatory activity that has limited the ability of certain networks to establish default rates, including in some cases imposing caps on permissible interchange fees. We have already experienced these impacts in our international card businesses. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another, such as our primary market, the United States.
In addition to this regulatory activity, merchants are also seeking avenues to reduce interchange fees. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-

34	Capital One Financial Corporation (COF)

issuing banks, claiming that their practices toward merchants, including interchange and similar fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. In December 2013, the U.S. District Court for the Eastern District of New York granted final approval of the proposed class settlement. The settlement provided, among other things, that merchants would be entitled to join together to negotiate lower interchange fees. The settlement was appealed to the Second Circuit Court of Appeals, which rejected the settlement in June 2016; a revised settlement was reached in the second half of 2018, and the trial court issued its final approval of the settlement in December 2019. See “Note 18—Commitments, Contingencies, Guarantees and Others” for further details.
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
The heightened focus by merchants and legislative and regulatory bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to successfully negotiate discounts to interchange fees with MasterCard and Visa or develop alternative payment systems, could result in a reduction of interchange fees. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.
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

35	Capital One Financial Corporation (COF)

We may fail to realize all of the anticipated benefits of our mergers, acquisitions and strategic partnerships.
We have engaged in merger and acquisition activity and entered into strategic partnerships over the past several years. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other acquisition targets, including credit card and other loan portfolios. We may not be able to identify and secure future acquisition targets on terms and conditions that are acceptable to us, or successfully complete within the anticipated time frame and achieve the anticipated benefits of proposed mergers, acquisitions and strategic partnerships, which could impair our growth.
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
In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:
•New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses and new geographic areas or other markets which present risks resulting from our relative inexperience in these new businesses or markets. These new businesses or markets may change the overall character of our consolidated portfolio of businesses and alter our exposure to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.
•Identification and Assessment of Merger and Acquisition Targets and Deployment of Acquired Assets: We may not be able to identify, acquire or partner with suitable targets. Further, our ability to achieve the anticipated benefits of any merger, acquisition or strategic partnership will depend on our ability to assess the asset quality and value of the particular assets or institutions we partner with, merge with or acquire. We may be unable to profitably deploy any assets we acquire.
•Accuracy of Assumptions: In connection with any merger, acquisition or strategic partnership, we may make certain assumptions relating to the proposed merger, acquisition or strategic partnership that may be, or may prove to be, inaccurate, including as a result of the failure to realize the expected benefits of any merger, acquisition or strategic partnership. The inaccuracy of any assumptions we may make could result in unanticipated consequences that could have a material adverse effect on our results of operations or financial condition.
•Target-specific Risk: Assets and companies that we acquire, or companies that we enter into strategic partnerships with, will have their own risks that are specific to a particular asset or company. These risks include, but are not limited to, particular or specific regulatory, accounting, operational, reputational and industry risks, any of which could have a material adverse effect on our results of operations or financial condition. For example, we may face challenges associated with integrating other companies due to differences in corporate culture, compliance systems or standards of conduct. Indemnification rights, if any, may be insufficient to compensate us for any losses or damages resulting from such risks. In addition to regulatory approvals discussed below, certain of our merger, acquisition or partnership activity may require third-party consents in order for us to fully realize the anticipated benefits of any such transaction.
•Conditions to Regulatory Approval: Certain acquisitions may not be consummated without obtaining approvals from one or more of our regulators. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of acquired assets or our own assets as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

36	Capital One Financial Corporation (COF)

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
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information, such as resulting from the Cybersecurity Incident), corporate governance and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, our cobrand and private label partners or other third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.
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
Some of our methods of managing these risks are based upon our use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures indicate and market conditions, particularly during a period of financial market stress, can involve unprecedented dislocations. Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs due, for example, to rapid changes in the economy, including rapid changes in tariff rates and international trade relations.

37	Capital One Financial Corporation (COF)

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
Like other financial institutions, our business is sensitive to market interest rate movements and the performance of the capital markets. Disruptions, uncertainty or volatility across the capital markets could negatively impact market liquidity and limit our access to the funding required to operate and grow our business. In addition, changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other interest-earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. The interest rates that we pay on the securities we have issued are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Increased charge-offs, rising LIBOR or other applicable reference rates and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings.
In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for auto and other term loans and may affect the balances customers carry on their credit cards. For example, increases in interest rates increase debt service requirements for some of our borrowers, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional delinquencies or charge-offs and negatively impact our results of operations. These changes can reduce the overall yield on our interest-earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. An inability to attract or maintain deposits could materially affect our ability to fund our business and our liquidity position. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing.
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
The U.K. FCA, which regulates LIBOR, has announced that it will no longer compel banks to contribute data for the calculation of LIBOR after December 31, 2021. It is likely that banks will no longer continue to contribute submissions for the calculation of LIBOR after that date, which creates significant uncertainty around the publication of LIBOR beyond 2021 and whether LIBOR will continue to be viewed as a reliable market benchmark. In November 2020, the ICE Benchmark Administration (IBA), the administrator of LIBOR, announced that it will consult on its intention to cease publication of the 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (Overnight, 1, 3, 6, and 12 Months) immediately following the LIBOR publication on June 30, 2023. The consultation closed on January 25, 2021 and we will continue to engage with industry experts to better understand the proposed IBA's extension announcement and its impact on the markets and our transition plans. It remains unclear what rate or rates may develop as accepted alternatives to LIBOR, or what the effect of such changes will be on the markets for LIBOR-based financial instruments. The Secured Overnight Financing Rate (“SOFR”) has been recommended by the Alternative

38	Capital One Financial Corporation (COF)

Reference Rates Committee as an alternative for USD LIBOR, but issues and uncertainty remain with respect to its implementation.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents several risks and challenges to the financial markets and financial institutions, including Capital One. We have loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. Uncertainty as to the nature of potential changes, alternative reference rates such as SOFR, or other reforms may adversely affect market liquidity, the pricing of LIBOR-based instruments, and the availability and cost of associated hedging instruments and borrowings. If SOFR or another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to the markets relying on the availability of a broadly accepted reference rate. In addition, uncertainty regarding LIBOR could result in loss of market share in certain products, adverse tax or accounting impacts, compliance, legal or operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues for us.
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
Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees, particularly employees with advanced expertise in credit, risk, digital and technology skills. We depend on our senior leaders and skilled employees to oversee simultaneous, transformative initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the costs associated with attracting and retaining them, is high. Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, our profile in the regions where we have offices and the professional opportunities we offer. Regulation or regulatory guidance restricting executive compensation, as well as evolving investor expectations, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with which we compete for talent. These laws and regulations may also hinder our ability to compete for talent with other industries. We rely upon our senior leaders not only for business success, but also to lead with integrity. To the extent our senior leaders behave in a manner that does not comport with our values, the consequences to our brand and reputation could be severe and could adversely affect our financial condition and results of operations. If we are unable to attract, develop and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership, our business could be negatively affected.
We face risks from unpredictable catastrophic events.
Despite the business contingency plans we have in place, such plans do not fully mitigate all potential business continuity risks to us. Natural disasters and other catastrophic events could harm our business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, as well as Richmond, Virginia and Plano, Texas. This may include a disruption involving damage or loss of access to a physical site, cyber incidents, terrorist activities, the occurrence or worsening of disease

39	Capital One Financial Corporation (COF)

outbreaks or pandemics (including the COVID-19 pandemic), natural disasters, extreme weather events, electrical outage, environmental hazard, technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. Our business, financial condition and results of operations may be impacted by any such disruption and our ability to implement corresponding response measures, including, for example, our ability to adapt to a remote work environment as a result of the ongoing COVID-19 pandemic and related response measures. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business and customers are concentrated, such as the mid-Atlantic, New York or Texas metropolitan areas, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.
We face risks from the use of or changes to assumptions or estimates in our financial statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for credit losses, the fair value of certain assets and liabilities, and asset impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies.”
Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase common stock.
We are a separate and distinct legal entity from our subsidiaries, including the Banks. Dividends to us from our direct and indirect subsidiaries, including the Banks, have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase common stock, make payments on corporate debt securities and meet other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, financial position or perception of financial health. See “Part I—Item 1.Business—Supervision and Regulation” for additional information regarding dividend limitations applicable to us and the Banks.
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

40	Capital One Financial Corporation (COF)

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 13.5 million square feet of owned or leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 11.3 million square feet of space is dedicated for various corporate office uses and approximately 2.2 million square feet of space is for bank branches and Cafés.
Our 11.3 million square feet of corporate office space consists of approximately 5.0 million square feet of leased space and 6.3 million square feet of owned space. Our headquarters is located in McLean, Virginia, and is included in our corporate office space. We maintain corporate office space primarily in Virginia, Texas, Illinois, New York and Delaware.
Our 2.3 million square feet of bank branches and Cafés is located primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and California and consists of approximately 1.4 million square feet of leased space and 0.9 million square feet of owned space. See “Note 7—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 18—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

41	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2021, there were 9,763 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

42	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2015 and ended December 31, 2020. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
$184
$152
$137
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2015	2016	2017	2018	2019	2020
Capital One	$100.00	$120.86	$137.96	$104.72	$142.57	$136.95
S&P 500 Index	100.00	109.54	130.81	122.65	158.07	183.77
S&P Financial Index	100.00	120.14	144.20	123.06	158.95	152.43

43	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2020.
Issuer Purchases of Equity Securities
We suspended our 2019 Stock Repurchase Program in March 2020 and the program subsequently expired at the end of the second quarter of 2020. During the fourth quarter of 2020, we withheld shares of common stock to cover taxes on restricted stock units (“RSUs”) whose restrictions lapsed. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Withheld	Average Price per Share
October	—	—
November	39,344	$73.08
December	53	92.68
Total	39,397	73.11
Item 6. Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2020. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Five-Year Summary of Selected Financial Data

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2020	2019	2018	2017	2016	2020 vs. 2019	2019 vs. 2018
Income statement
Interest income	$26,033	$28,513	$27,176	$25,222	$22,891	(9)%	5%
Interest expense	3,120	5,173	4,301	2,762	2,018	(40)	20
Net interest income	22,913	23,340	22,875	22,460	20,873	(2)	2
Non-interest income	5,610	5,253	5,201	4,777	4,628	7	1
Total net revenue	28,523	28,593	28,076	27,237	25,501	—	2
Provision for credit losses	10,264	6,236	5,856	7,551	6,459	65	6
Non-interest expense:
Marketing	1,610	2,274	2,174	1,670	1,811	(29)	5
Operating expense	13,446	13,209	12,728	12,524	11,747	2	4
Total non-interest expense	15,056	15,483	14,902	14,194	13,558	(3)	4
Income from continuing operations before income taxes	3,203	6,874	7,318	5,492	5,484	(53)	(6)
Income tax provision	486	1,341	1,293	3,375	1,714	(64)	4
Income from continuing operations, net of tax	2,717	5,533	6,025	2,117	3,770	(51)	(8)
Income (loss) from discontinued operations, net of tax	(3)	13	(10)	(135)	(19)	**	**
Net income	2,714	5,546	6,015	1,982	3,751	(51)	(8)
Dividends and undistributed earnings allocated to participating securities	(20)	(41)	(40)	(13)	(24)	(51)	3
Preferred stock dividends	(280)	(282)	(265)	(265)	(214)	(1)	6
Issuance cost for redeemed preferred stock	(39)	(31)	—	—	—	26	**
Net income available to common stockholders	$2,375	$5,192	$5,710	$1,704	$3,513	(54)	(9)

44	Capital One Financial Corporation (COF)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2020	2019	2018	2017	2016	2020 vs. 2019		2019 vs. 2018
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$5.20	$11.07	$11.92	$3.80	$7.00	(53)%		(7)%
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)	(0.28)	(0.04)	**		**
Net income per basic common share	$5.19	$11.10	$11.90	$3.52	$6.96	(53)		(7)
Diluted earnings per common share:
Net income from continuing operations	$5.19	$11.02	$11.84	$3.76	$6.93	(53)%		(7)%
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)	(0.27)	(0.04)	**		**
Net income per diluted common share	$5.18	$11.05	$11.82	$3.49	$6.89	(53)		(7)
Common shares outstanding (period-end, in millions)	459.0	456.6	467.7	485.5	480.2	1		(2)
Dividends declared and paid per common share	$1.00	$1.60	$1.60	$1.60	$1.60	(38)		—
Book value per common share (period-end)	131.16	127.05	110.47	100.37	98.95	3		15
Tangible book value per common share (period-end)(1)	88.34	83.72	69.20	60.28	57.76	6		21
Common dividend payout ratio(2)	19.27%	14.41%	13.45%	45.45%	22.99%	5		1
Stock price per common share (period end)	$98.85	$102.91	$75.59	$99.58	$87.24	(4)		36
Total market capitalization (period-end)	45,372	46,989	35,353	48,346	41,893	(3)		33
Balance sheet (average balances)
Loans held for investment	$253,335	$247,450	$242,118	$245,565	$233,272	2%		2%
Interest-earning assets	378,362	341,510	332,738	322,330	307,796	11		3
Total assets	411,187	374,924	363,036	354,924	339,974	10		3
Interest-bearing deposits	263,279	231,609	221,760	213,949	198,304	14		4
Total deposits	290,835	255,065	247,117	239,882	223,714	14		3
Borrowings	46,588	50,965	53,144	53,659	56,878	(9)		(4)
Common equity	52,954	50,960	45,831	45,170	45,162	4		11
Total stockholders’ equity	58,201	55,690	50,192	49,530	48,753	5		11
Selected performance metrics
Purchase volume	$414,312	$424,765	$387,102	$336,440	$307,138	(2)%		10%
Total net revenue margin(3)	7.54%	8.37%	8.44%	8.45%	8.29%	(83)	bps	(7)	bps
Net interest margin	6.06	6.83	6.87	6.97	6.78	(77)		(4)
Return on average assets(4)	0.66	1.48	1.66	0.60	1.11	(82)		(18)
Return on average tangible assets(5)	0.69	1.54	1.73	0.62	1.16	(85)		(19)
Return on average common equity(6)	4.49	10.16	12.48	4.07	7.82	(6)%		(232)
Return on average tangible common equity(7)	6.24	14.37	18.56	6.16	11.93	(8)		(419)
Equity-to-assets ratio(8)	14.15	14.85	13.83	13.96	14.34	(70)	bps	102
Non-interest expense as a percentage of average loans held for investment	5.94	6.26	6.15	5.78	5.81	(32)		11
Efficiency ratio(9)	52.79	54.15	53.08	52.11	53.17	(136)		107
Operating efficiency ratio(10)	47.14	46.20	45.33	45.98	46.06	94		87
Effective income tax rate from continuing operations	15.2	19.5	17.7	61.5	31.3	(4)%		180
Net charge-offs	$5,225	$6,252	$6,112	$6,562	$5,062	(16)		2%
Net charge-off rate	2.06%	2.53%	2.52%	2.67%	2.17%	(47)	bps	1	bps

45	Capital One Financial Corporation (COF)

	December 31,					Change
(Dollars in millions, except as noted)	2020	2019	2018	2017	2016	2020 vs. 2019		2019 vs. 2018
Balance sheet (period-end)
Loans held for investment	$251,624	$265,809	$245,899	$254,473	$245,586	(5)%		8%
Interest-earning assets	388,917	355,202	341,293	334,124	321,807	9		4
Total assets	421,602	390,365	372,538	365,693	357,033	8		5
Interest-bearing deposits	274,300	239,209	226,281	217,298	211,266	15		6
Total deposits	305,442	262,697	249,764	243,702	236,768	16		5
Borrowings	40,539	55,697	58,905	60,281	60,460	(27)		(5)
Common equity	55,356	53,157	47,307	44,370	43,154	4		12
Total stockholders’ equity	60,204	58,011	51,668	48,730	47,514	4		12
Credit quality metrics
Allowance for credit losses	$15,564	$7,208	$7,220	$7,502	$6,503	116%		—
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	6.19%	2.71%	2.94%	2.95%	2.65%	348	bps	(23)	bps
30+ day performing delinquency rate	2.41	3.51	3.62	3.23	2.93	(110)		(11)
30+ day delinquency rate	2.61	3.74	3.84	3.48	3.27	(113)		(10)
Capital ratios
Common equity Tier 1 capital(11)	13.7%	12.2%	11.2%	10.3%	10.1%	150	bps	100	bps
Tier 1 capital(11)	15.3	13.7	12.7	11.8	11.6	160		100
Total capital(11)	17.7	16.1	15.1	14.4	14.3	160		100
Tier 1 leverage(11)	11.2	11.7	10.7	9.9	9.9	(50)		100
Tangible common equity(12)	10.0	10.2	9.1	8.3	8.1	(20)		110
Supplementary leverage(11)	10.7	9.9	9.0	8.4	8.6	80		90
Other
Employees (period end, in thousands)	52.0	51.9	47.6	49.3	47.3	—		9%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by common shares outstanding. See “MD&A—Table F —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(2)Common dividend payout ratio is calculated based on dividends per common share for the period divided by basic earnings per common share for the period.
(3)Total net revenue margin is calculated based on total net revenue for the period divided by average interest-earning assets for the period.
(4)Return on average assets is calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.
(5)Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table F—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(6)Return on average common equity is calculated based on net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(7)Return on average tangible common equity (“TCE”) is a non-GAAP measure calculated based on net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table F—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(8)Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(9)Efficiency ratio is calculated based on total non-interest expense for the period divided by total net revenue for the period.
(10)Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.
(11)Capital ratios are calculated based on the Basel III Standardized Approach framework, see “MD&A—Capital Management” for additional information.
(12)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table F—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
**    Not meaningful

46	Capital One Financial Corporation (COF)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this 2020 Annual Report on Form 10-K (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “Part I—Item 1.—Business—Overview—Cybersecurity Incident” and “Note 18—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “Part I—Item 1.—Business—Overview—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2020 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2020 and accompanying notes. MD&A is organized in the following sections:

• Executive Summary and Business Outlook	• Capital Management
• Consolidated Results of Operations	• Risk Management
• Consolidated Balance Sheets Analysis	• Credit Risk Profile
• Off-Balance Sheet Arrangements	• Liquidity Risk Profile
• Business Segment Financial Performance	• Market Risk Profile
• Critical Accounting Policies and Estimates	• Supplemental Tables
• Accounting Changes and Developments	• Glossary and Acronyms

47	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $2.7 billion ($5.18 per diluted common share) on total net revenue of $28.5 billion for 2020. In comparison, we reported net income of $5.5 billion ($11.05 per diluted common share) on total net revenue of $28.6 billion for 2019, and net income of $6.0 billion ($11.82 per diluted common share) on total net revenue of $28.1 billion for 2018.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 13.7% and 12.2% as of December 31, 2020 and 2019, respectively. See “MD&A—Capital Management” for additional information.
On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock (“2019 Stock Repurchase Program”) beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic through the program's expiration at the end of the second quarter of 2020. On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2020. These highlights are based on a comparison between the results of 2020 and 2019, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2020 compared to December 31, 2019. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Discussions of our performance in 2018 and comparisons between 2019 and 2018 can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Total Company Performance
•Earnings: Our net income decreased by $2.8 billion to $2.7 billion in 2020 compared to 2019 primarily driven by:
◦higher provision for credit losses driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic;
◦lower net interest income due to lower yields on average earning assets and lower outstanding balances in Domestic Card, as well as higher interest-bearing deposit balances, partially offset by the lower interest rate paid on interest-bearing liabilities; and
◦higher operating expenses driven by an increase in salaries and associate benefits due to continued investment in technology and legal reserve builds.
These drivers were partially offset by:
◦lower marketing expense driven by our decision to decrease marketing spend due to the economic environment created by the COVID-19 pandemic
◦higher non-interest income due to an unrealized valuation gain of $535 million on our equity investment in Snowflake Inc.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $14.2 billion to $251.6 billion as of December 31, 2020 from December 31, 2019 primarily due to a decline in purchase volume and higher payment rates in Domestic Card driven by the customer response to the COVID-19 pandemic and our decision to decrease marketing spend due to the economic environment, partially offset by growth in our auto and commercial loan portfolios.

48	Capital One Financial Corporation (COF)

◦Average loans held for investment increased by $5.9 billion to $253.3 billion in 2020 compared to 2019 primarily driven by growth in our auto and commercial loan portfolios and the Walmart portfolio acquired during the fourth quarter of 2019, partially offset by a decline in purchase volume and higher payments in Domestic Card.
•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 47 basis points to 2.06% in 2020 compared to 2019, primarily driven by strong credit performance in Domestic Card due to consumer payment behavior and the related impacts from government stimulus and the impact of short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
Our 30+ day delinquency rate decreased by 113 basis points to 2.61% as of December 31, 2020 from December 31, 2019 driven by strong credit performance in Domestic Card due to consumer payment behavior and the related impact from government stimulus, and short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
•Allowance for Credit Losses: Our allowance for credit losses increased by $8.4 billion to $15.6 billion, and our allowance coverage ratio increased by 348 basis points to 6.19% as of December 31, 2020 from December 31, 2019, driven by the allowance builds in the first and second quarters of 2020 from expectations of economic worsening as a result of the COVID-19 pandemic as well as the adoption of the CECL standard in the first quarter of 2020.
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
•any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made; or
•the potential impact on our business, operations and reputation from, and expenses and uncertainties associated with, the Cybersecurity Incident, other than the incremental costs related to the incident we expect to incur in 2021 which will be separately reported as an adjusting item as it relates to the Company’s financial results.
The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments that are still uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.
Business Segment Expectations
We expect that the Auto 30+ day delinquency rate and net charge-off rate will increase as used car auction prices decrease from elevated levels and the temporary favorable impact of our COVID-19 customer assistance program diminishes.

49	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2020 and 2019. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between interest income, including certain fees, earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings and other interest-bearing liabilities. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

50	Capital One Financial Corporation (COF)

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2020, 2019 and 2018 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2020			2019			2018
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$110,634	$15,575	14.08%	$114,256	$17,688	15.48%	$109,820	$16,948	15.43%
Consumer banking	66,299	5,551	8.37	60,708	5,082	8.37	65,146	4,904	7.53
Commercial banking(2)	77,968	2,438	3.13	73,572	3,306	4.49	68,221	3,033	4.45
Other(3)	—	510	**	16	(214)	**	184	(157)	**
Total loans, including loans held for sale	254,901	24,074	9.44	248,552	25,862	10.41	243,371	24,728	10.16
Investment securities	87,222	1,877	2.15	81,467	2,411	2.96	79,224	2,211	2.79
Cash equivalents and other interest-earning assets	36,239	82	0.23	11,491	240	2.08	10,143	237	2.33
Total interest-earning assets	378,362	26,033	6.88	341,510	28,513	8.35	332,738	27,176	8.17
Cash and due from banks	4,839			4,300			3,877
Allowance for credit losses	(14,382)			(7,176)			(7,404)
Premises and equipment, net	4,334			4,289			4,163
Other assets	38,034			32,001			29,662
Total assets	$411,187			$374,924			$363,036
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$263,279	$2,165	0.82%	$231,609	$3,420	1.48%	$221,760	$2,598	1.17%
Securitized debt obligations	15,533	232	1.49	18,020	523	2.90	19,014	496	2.61
Senior and subordinated notes	29,621	679	2.29	30,821	1,159	3.76	31,295	1,125	3.60
Other borrowings and liabilities	2,882	44	1.55	3,369	71	2.12	4,028	82	2.04
Total interest-bearing liabilities	311,315	3,120	1.00	283,819	5,173	1.82	276,097	4,301	1.56
Non-interest-bearing deposits	27,556			23,456			25,357
Other liabilities	14,115			11,959			11,390
Total liabilities	352,986			319,234			312,844
Stockholders’ equity	58,201			55,690			50,192
Total liabilities and stockholders’ equity	$411,187			$374,924			$363,036
Net interest income/spread		$22,913	5.88		$23,340	6.53		$22,875	6.61
Impact of non-interest-bearing funding			0.18			0.30			0.26
Net interest margin			6.06%			6.83%			6.87%
__________
(1)Past due fees included in interest income totaled approximately $1.3 billion for 2020 and $1.7 billion for 2019 and 2018.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $81 million for 2020 and $82 million for 2019 and 2018, with corresponding reductions to the Other category.
(3)Interest income/expense of Other represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.

51	Capital One Financial Corporation (COF)

Net interest income decreased by $427 million to $22.9 billion in 2020 compared to 2019 primarily driven by lower yields on average earning assets and lower outstanding balances in Domestic Card, as well as higher interest-bearing deposit balances, partially offset by the lower interest rate paid on interest-bearing liabilities.
Net interest margin decreased by 77 basis points to 6.06% in 2020 compared to 2019 primarily driven by a shift in our asset mix with cash balances representing a greater proportion of total average interest-earning assets, and lower interest rates received on interest-earning assets, partially offset by the lower interest rate paid on interest-bearing deposits.
Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(2,113)	$(547)	$(1,566)	$740	$687	$53
Consumer banking	469	468	1	178	(334)	512
Commercial banking(2)	(868)	137	(1,005)	273	240	33
Other(3)	724	—	724	(57)	50	(107)
Total loans, including loans held for sale	(1,788)	58	(1,846)	1,134	643	491
Investment securities	(534)	124	(658)	200	64	136
Cash equivalents and other interest-earning assets	(158)	56	(214)	3	28	(25)
Total interest income	(2,480)	238	(2,718)	1,337	735	602
Interest expense:
Interest-bearing deposits	(1,255)	259	(1,514)	822	120	702
Securitized debt obligations	(291)	(63)	(228)	27	(26)	53
Senior and subordinated notes	(480)	(43)	(437)	34	(17)	51
Other borrowings and liabilities	(27)	(9)	(18)	(11)	(14)	3
Total interest expense	(2,053)	144	(2,197)	872	63	809
Net interest income	$(427)	$94	$(521)	$465	$672	$(207)
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
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category.
(3)Interest income/expense of Other represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

52	Capital One Financial Corporation (COF)

Non-Interest Income
Table 3 displays the components of non-interest income for 2020, 2019 and 2018.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Interchange fees, net	$3,017	$3,179	$2,823
Service charges and other customer-related fees	1,243	1,330	1,585
Net securities gains (losses)	25	26	(209)
Other non-interest income:(1)
Mortgage banking revenue	249	165	661
Treasury and other investment income	701	193	49
Other	375	360	292
Total other non-interest income	1,325	718	1,002
Total non-interest income	$5,610	$5,253	$5,201
________
(1)Includes gains of $45 million, $61 million and losses of $15 million on deferred compensation plan investments in 2020, 2019 and 2018, respectively.
Non-interest income increased by $357 million to $5.6 billion in 2020 compared to 2019 primarily driven by a gain of $535 million on our equity investment in Snowflake Inc., partially offset by lower net interchange fees from a decline in purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by changes to the allowance for credit losses including the impact of net charge-offs and changes to the reserve for unfunded lending commitments. Beginning in the first quarter of 2020, our allowance for credit losses and reserve for unfunded lending commitments are measured under the CECL standard. We recorded a provision for credit losses of $10.3 billion, $6.2 billion and $5.9 billion in 2020, 2019 and 2018, respectively. The provision for credit losses as a percentage of net interest income was 44.8%, 26.7% and 25.6% in 2020, 2019 and 2018, respectively.
Our provision for credit losses increased by $4.0 billion to $10.3 billion in 2020 compared to 2019 primarily driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

53	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 4 displays the components of non-interest expense for 2020, 2019 and 2018.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Salaries and associate benefits(1)	$6,805	$6,388	$5,727
Occupancy and equipment	2,118	2,098	2,118
Marketing	1,610	2,274	2,174
Professional services	1,312	1,237	1,145
Communications and data processing	1,215	1,290	1,260
Amortization of intangibles	60	112	174
Other non-interest expense:
Bankcard, regulatory and other fee assessments	267	362	490
Collections	323	400	413
Fraud losses	261	383	364
Other(2)	1,085	939	1,037
Total other non-interest expense	1,936	2,084	2,304
Total non-interest expense	$15,056	$15,483	$14,902
_________
(1)Includes expenses of $45 million, $61 million and a benefit of $15 million related to our deferred compensation plan in 2020, 2019, and 2018, respectively. These amounts have corresponding offsets in other non-interest income.
(2)Includes legal reserve builds of $313 million and net Cybersecurity Incident expenses of $27 million in 2020.
Non-interest expense decreased by $427 million to $15.1 billion in 2020 compared to 2019 primarily driven by lower marketing expense, partly offset by increases in salaries and associate benefits due to continued investment in technology.
Income Taxes
We recorded income tax provisions of $486 million (15.2% effective income tax rate), $1.3 billion (19.5% effective income tax rate) and $1.3 billion (17.7% effective income tax rate) in 2020, 2019 and 2018, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We recorded discrete tax benefits of $22 million in 2020, $19 million in 2019 and $318 million in 2018 primarily driven by a benefit of $284 million related to a tax methodology change on rewards costs.
The decrease in our effective tax rate in 2020 compared to 2019 was primarily due to a decrease in our pre-tax earnings and the proportional impact of credits from tax advantaged investments.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes.”

54	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $31.2 billion to $421.6 billion as of December 31, 2020 from December 31, 2019 primarily driven by an increase in our cash balances from deposit growth due to increased consumer savings aided by the impact of government stimulus as well as growth in our investment securities portfolio due to our elevated cash position, partially offset by a decline in loan balances.
Total liabilities increased by $29.0 billion to $361.4 billion as of December 31, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings aided by the impact of government stimulus.
Stockholders’ equity increased by $2.2 billion to $60.2 billion as of December 31, 2020 from December 31, 2019 primarily due to our net income of $2.7 billion and changes in accumulated other comprehensive income of $2.3 billion from investment valuation gains, partially offset by the cumulative effect from the adoption of the CECL standard and dividend payments to our stockholders.
The following is a discussion of material changes in the major components of our assets and liabilities during 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio, as of both December 31, 2020 and 2019.
The fair value of our available for sale securities portfolio increased by $21.2 billion to $100.4 billion as of December 31, 2020 from December 31, 2019, primarily driven by net purchases. See “Note 2—Investment Securities” for more information.
Table 5 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of December 31, 2020, 2019 and 2018.
Table 5: Investment Securities

	December 31,
	2020		2019		2018
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,302	$9,318	$4,122	$4,124	$6,146	$6,144
RMBS:
Agency	73,248	75,466	62,003	62,839	32,710	31,903
Non-agency	1,035	1,237	1,235	1,499	1,440	1,742
Total RMBS	74,283	76,703	63,238	64,338	34,150	33,645
Agency CMBS	11,298	11,735	9,303	9,426	4,806	4,739
Other securities(1)	2,686	2,689	1,321	1,325	1,626	1,622
Total investment securities available for sale	$97,569	$100,445	$77,984	$79,213	$46,728	$46,150
__________
(1)Includes $1.8 billion, $117 million and $260 million of asset-backed securities as of December 31, 2020, 2019 and 2018, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

55	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consist of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes the carrying value of our loans held for investment by portfolio segment, the allowance for credit losses and net loan balance as of December 31, 2020 and 2019.
Table 6: Loans Held for Investment

	December 31, 2020			December 31, 2019
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$106,956	$11,191	$95,765	$128,236	$5,395	$122,841
Consumer Banking	68,888	2,715	66,173	63,065	1,038	62,027
Commercial Banking	75,780	1,658	74,122	74,508	775	73,733
Total	$251,624	$15,564	$236,060	$265,809	$7,208	$258,601
Loans held for investment decreased by $14.2 billion to $251.6 billion as of December 31, 2020 from December 31, 2019 primarily due to a decline in purchase volume and higher payment rates in Domestic Card driven by the customer response to the COVID-19 pandemic and our decision to decrease marketing spend due to the economic environment, partially offset by growth in our auto and commercial loan portfolios.
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
Table 7 provides the composition of our primary sources of funding as of December 31, 2020 and 2019.
Table 7: Funding Sources Composition

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$249,815	72%	$213,099	67%
Commercial Banking	39,590	11	32,134	10
Other(1)	16,037	5	17,464	5
Total deposits	305,442	88	262,697	82
Securitized debt obligations	12,414	4	17,808	6
Other debt	28,125	8	37,889	12
Total funding sources	$345,981	100%	$318,394	100%
__________
(1)Includes brokered deposits of $15.0 billion and $16.7 billion as of December 31, 2020 and 2019, respectively.
Total deposits increased by $42.7 billion to $305.4 billion as of December 31, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings aided by the impact of government stimulus.
Securitized debt obligations decreased by $5.4 billion to $12.4 billion as of December 31, 2020 from December 31, 2019 primarily driven by net maturities in our credit card securitization program.

56	Capital One Financial Corporation (COF)

Other debt decreased by $9.8 billion to $28.1 billion as of December 31, 2020 from December 31, 2019 primarily driven by maturities of our short-term FHLB advances and the repurchase of a portion of our senior unsecured debt.
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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $3.3 billion as of December 31, 2020, an increase of $1.6 billion from December 31, 2019. The increase in our net deferred tax assets was primarily driven by the increase in the allowance for credit losses due to expectations of economic worsening as a result of the COVID-19 pandemic as well as the adoption of the CECL standard in the first quarter of 2020.
We recorded valuation allowances of $296 million and $223 million as of December 31, 2020 and 2019, respectively. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “MD&A—Consolidated Results of Operations” and “Note 15—Income Taxes.”

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

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and calculation of our residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.
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

57	Capital One Financial Corporation (COF)

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
We summarize our business segment results for the years ended December 31, 2020, 2019 and 2018 and provide a comparative discussion of these results for 2020 and 2019, as well as changes in our financial condition and credit performance metrics as of December 31, 2020 compared to December 31, 2019. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue and income (loss) from continuing operations, for the years ended December 31, 2020, 2019 and 2018. We provide information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
Table 8: Business Segment Results

	Year Ended December 31,
	2020				2019				2018
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$17,599	62%	$1,361	50%	$18,349	64%	$3,127	57%	$17,687	63%	$3,191	53%
Consumer Banking	7,704	27	1,367	51	7,375	26	1,799	32	7,212	26	1,800	30
Commercial Banking(3)	2,971	10	65	2	2,814	10	621	11	2,788	10	806	13
Other(3)	249	1	(76)	(3)	55	—	(14)	—	389	1	228	4
Total	$28,523	100%	$2,717	100%	$28,593	100%	$5,533	100%	$28,076	100%	$6,025	100%
__________
(1)Total net revenue consists of net interest income and non-interest income.
(2)Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category.

58	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $1.4 billion, $3.1 billion and $3.2 billion in 2020, 2019 and 2018, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2020	2019	2018		2020 vs. 2019		2019 vs. 2018
Selected income statement data:
Net interest income	$13,776	$14,461	$14,167		(5)%		2%
Non-interest income	3,823	3,888	3,520		(2)		10
Total net revenue(1)	17,599	18,349	17,687		(4)		4
Provision for credit losses	7,327	4,992	4,984		47		—
Non-interest expense	8,491	9,271	8,542		(8)		9
Income from continuing operations before income taxes	1,781	4,086	4,161		(56)		(2)
Income tax provision	420	959	970		(56)		(1)
Income from continuing operations, net of tax	$1,361	$3,127	$3,191		(56)		(2)
Selected performance metrics:
Average loans held for investment(2)	$110,082	$114,202	$109,820		(4)		4
Average yield on loans(3)	14.08%	15.49%	15.43%		(141)	bps	6	bps
Total net revenue margin(4)	15.91	16.07	16.11		(16)		(4)
Net charge-offs	$4,270	$5,149	$5,069		(17)%		2%
Net charge-off rate	3.88%	4.51%	4.62%		(63)	bps	(11)	bps
Purchase volume	$414,312	$424,765	$387,102		(2)%		10%

(Dollars in millions, except as noted)	December 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(2)(5)	$106,956	$128,236	(17)%
30+ day performing delinquency rate	2.44%	3.89%	(145)	bps
30+ day delinquency rate	2.45	3.91	(146)
Nonperforming loan rate(6)	0.02	0.02	—
Allowance for credit losses(2)	$11,191	$5,395	107%
Allowance coverage ratio	10.46%	4.21%	625	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Total net revenue was reduced by $1.1 billion in 2020 for finance charges and fees charged-off as uncollectible and by $1.4 billion and $1.3 billion in 2019 and 2018, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses.
(2)Period-end loans held for investment and average loans held for investment include billed finance charges and fees. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(3)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(4)Total net revenue margin is calculated based on total net revenue for the period divided by average loans during the period.
(5)We reclassified $2.1 billion in partnership loans to held for sale as of September 30, 2020.
(6)Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.

59	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for 2020 compared to 2019, and changes in financial condition and credit performance between December 31, 2020 and December 31, 2019 include the following:
•Net Interest Income: Net interest income decreased by $685 million to $13.8 billion in 2020 primarily driven by lower average loan balances from customer behavior in response to the COVID-19 pandemic and lower margins, partially offset by an increase in average loan balances from the Walmart portfolio acquired during the fourth quarter of 2019.
•Non-Interest Income: Non-interest income decreased by $65 million to $3.8 billion in 2020 primarily driven by lower net interchange fees from a decline in purchase volume, partially offset by higher revenues from card partnership arrangements.
•Provision for Credit Losses: Provision for credit losses increased by $2.3 billion to $7.3 billion in 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense decreased by $780 million to $8.5 billion in 2020 primarily driven by our decision to decrease marketing spend due to the economic environment created by the COVID-19 pandemic.
•Loans Held for Investment: Period-end loans held for investment decreased by $21.3 billion to $107.0 billion as of December 31, 2020 from December 31, 2019, and average loans held for investment decreased by $4.1 billion to $110.1 billion in 2020 compared to 2019 primarily due to a decline in purchase volume and higher payments in response to the COVID-19 pandemic, as well as the transfer of a $2.1 billion partnership loan portfolio to held for sale in the third quarter of 2020. The decline in average balances was partially offset by the impact of the Walmart portfolio acquired during the fourth quarter of 2019.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 63 basis points to 3.88% in 2020 compared to 2019 primarily driven by strong credit performance in Domestic Card due to consumer payment behavior and the impact of the government stimulus.
The 30+ day delinquency rate decreased by 146 basis points to 2.45% as of December 31, 2020 from December 31, 2019 due to lower delinquency inventories in our domestic credit card loan portfolio primarily driven by consumer payment behavior and the impact of government stimulus, partially offset by lower outstanding balances.

60	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.2 billion in 2020 and $3.0 billion in both 2019 and 2018. In 2020, 2019 and 2018, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2020	2019	2018		2020 vs. 2019		2019 vs. 2018
Selected income statement data:
Net interest income	$12,599	$13,265	$12,926		(5)%		3%
Non-interest income	3,583	3,684	3,239		(3)		14
Total net revenue(1)(2)	16,182	16,949	16,165		(5)		5
Provision for credit losses	6,979	4,671	4,653		49		—
Non-interest expense	7,625	8,308	7,621		(8)		9
Income from continuing operations before income taxes	1,578	3,970	3,891		(60)		2
Income tax provision	374	925	907		(60)		2
Income from continuing operations, net of tax	$1,204	$3,045	$2,984		(60)		2
Selected performance metrics:
Average loans held for investment(3)	$101,837	$105,270	$100,832		(3)		4
Average yield on loans(4)	13.88%	15.47%	15.36%		(159)	bps	11	bps
Total net revenue margin(5)	15.80	16.10	16.03		(30)		7
Net charge-offs	$4,002	$4,818	$4,782		(17)%		1%
Net charge-off rate	3.93%	4.58%	4.74%		(65)	bps	(16)	bps
Purchase volume	$380,787	$390,032	$354,158		(2)%		10%

(Dollars in millions, except as noted)	December 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment(3)(6)	$98,504	$118,606	(17)%
30+ day performing delinquency rate	2.42%	3.93%	(151)	bps
Allowance for credit losses	$10,650	$4,997	113%
Allowance coverage ratio	10.81%	4.21%	660	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Finance charges and fees charged-off as uncollectible are reflected as a reduction in total net revenue.
(2)Total net revenue was reduced by $434 million, $471 million and $278 million in 2020, 2019 and 2018, respectively, due to the amortization of loan origination bounties. As of December 31, 2020, approximately $45 million of deferred bounty payments remained to be amortized as an offset to revenue in future periods.
(3)Period-end loans held for investment and average loans held for investment include billed finance charges and fees. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(4)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(5)Total net revenue margin is calculated based on total net revenue for the period divided by average loans during the period.
(6)We reclassified $2.1 billion in partnership loans to held for sale as of September 30, 2020.

61	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net Income for our Domestic Card business decreased in 2020 compared to 2019 primarily driven by:
•higher provision for credit losses due to allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic;
•lower net interest income due to lower average outstanding balances and lower margins; and
•lower non-interest income due to lower net interchange fees from a decline in purchase volume, partially offset by higher revenues from card partnership arrangements,
•partially offset by lower non-interest expense from our decision to decrease marketing spend due to the economic environment created by the COVID-19 pandemic.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $1.4 billion in 2020 and $1.8 billion in both 2019 and 2018.
Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Selected income statement data:
Net interest income	$7,238	$6,732	$6,549	8%		3%
Non-interest income	466	643	663	(28)		(3)
Total net revenue	7,704	7,375	7,212	4		2
Provision for credit losses	1,753	938	838	87		12
Non-interest expense	4,159	4,091	4,027	2		2
Income from continuing operations before income taxes	1,792	2,346	2,347	(24)		—
Income tax provision	425	547	547	(22)		—
Income from continuing operations, net of tax	$1,367	$1,799	$1,800	(24)		—
Selected performance metrics:
Average loans held for investment:
Auto	$63,227	$57,938	$55,610	9		4
Home loan(1)	—	—	6,266	—		**
Retail banking	3,072	2,770	3,075	11		(10)
Total consumer banking	$66,299	$60,708	$64,951	9		(7)
Average yield on loans held for investment(2)	8.37%	8.37%	7.54%	—		83	bps
Average deposits	$236,369	$205,012	$193,053	15%		6%
Average deposits interest rate	0.76%	1.24%	0.95%	(48)	bps	29	bps
Net charge-offs	$578	$947	$981	(39)%		(3)%
Net charge-off rate	0.87%	1.56%	1.51%	(69)	bps	5	bps
Auto loan originations	$32,282	$29,251	$26,276	10%		11%

62	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	December 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Auto	$65,762	$60,362	9%
Retail banking	3,126	2,703	16
Total consumer banking	$68,888	$63,065	9
30+ day performing delinquency rate	4.62%	6.63%	(201)	bps
30+ day delinquency rate	5.00	7.34	(234)
Nonperforming loan rate	0.47	0.81	(34)
Nonperforming asset rate(3)	0.54	0.91	(37)
Allowance for credit losses	$2,715	$1,038	162%
Allowance coverage ratio	3.94%	1.65%	229	bps
Deposits	$249,815	$213,099	17%
__________
(1)In 2018, we sold all of our consumer home loan portfolio and the related servicing. The impact of this sale is reflected in the Other category.
(2)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for 2020 compared to 2019, and changes in financial condition and credit performance between December 31, 2020 and December 31, 2019 include the following:
•Net Interest Income: Net interest income increased by $506 million to $7.2 billion in 2020 primarily driven by growth in our auto loan portfolio.
•Non-Interest Income: Non-interest income decreased by $177 million to $466 million in 2020 primarily driven by lower service charges and fees on deposit accounts as a result of the COVID-19 pandemic.
•Provision for Credit Losses: Provision for credit losses increased by $815 million to $1.8 billion in 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $68 million to $4.2 billion in 2020 primarily driven by growth in our auto loan portfolio.
•Loans Held for Investment: Period-end loans held for investment increased by $5.8 billion to $68.9 billion as of December 31, 2020 from December 31, 2019, and average loans held for investment increased by $5.6 billion to $66.3 billion in 2020 compared to 2019 primarily due to growth in our auto loan portfolio.
•Deposits: Period-end deposits increased by $36.7 billion to $249.8 billion as of December 31, 2020 from December 31, 2019 primarily driven by deposit growth from increased consumer savings aided by the impact of government stimulus.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 69 basis points to 0.87% in 2020 compared to 2019 primarily driven by the impact of short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
The 30+ day delinquency rate decreased by 234 basis points to 5.00% as of December 31, 2020 from December 31, 2019 driven by lower auto delinquency inventories resulting from the short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.

63	Capital One Financial Corporation (COF)

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income earned from products and services provided to our clients such as capital markets and treasury management. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses and operating costs.
Our Commercial Banking business generated net income from continuing operations of $65 million, $621 million and $806 million in 2020, 2019 and 2018, respectively.
Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2020	2019	2018		2020 vs. 2019		2019 vs. 2018
Selected income statement data:
Net interest income	$2,048	$1,983	$2,044		3%		(3)%
Non-interest income	923	831	744		11		12
Total net revenue(1)	2,971	2,814	2,788		6		1
Provision for credit losses(2)	1,181	306	83		286		**
Non-interest expense	1,706	1,699	1,654		—		3
Income from continuing operations before income taxes	84	809	1,051		(90)		(23)
Income tax provision	19	188	245		(90)		(23)
Income from continuing operations, net of tax	$65	$621	$806		(90)		(23)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$31,135	$29,608	$27,771		5		7
Commercial and industrial	45,819	42,863	39,188		7		9
Total commercial lending	76,954	72,471	66,959		6		8
Small-ticket commercial real estate	—	69	371		**		(81)
Total commercial banking	$76,954	$72,540	$67,330		6		8
Average yield on loans held for investment(1)(3)	3.13%	4.51%	4.46%		(138)	bps	5	bps
Average deposits	$35,468	$31,229	$32,175		14%		(3)%
Average deposits interest rate	0.40%	1.18%	0.72%		(78)	bps	46	bps
Net charge-offs	$377	$156	$56		142%		179%
Net charge-off rate	0.49%	0.22%	0.08%		27	bps	14	bps

(Dollars in millions, except as noted)	December 31, 2020	December 31, 2019	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$30,681	$30,245	1%
Commercial and industrial	45,099	44,263	2
Total commercial banking	$75,780	$74,508	2
Nonperforming loan rate	0.86%	0.60%	26	bps
Nonperforming asset rate(4)	0.86	0.60	26
Allowance for credit losses(2)	$1,658	$775	114%
Allowance coverage ratio	2.19%	1.04%	115	bps
Deposits	$39,590	$32,134	23%
Loans serviced for others	44,162	38,481	15
__________

64	Capital One Financial Corporation (COF)

(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $195 million, $130 million and $118 million as of December 31, 2020, 2019 and 2018, respectively.
(3)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(4)Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and other foreclosed assets.
**    Not meaningful.
Key factors affecting the results of our Commercial Banking business for 2020 compared to 2019, and changes in financial condition and credit performance between December 31, 2020 and December 31, 2019 include the following:
•Net Interest Income: Net interest income increased by $65 million to $2.0 billion in 2020 as higher average loans and deposits were partially offset by slightly lower margins.
•Non-Interest Income: Non-interest income increased by $92 million to $923 million in 2020 primarily driven by higher revenue from our agency and capital markets businesses.
•Provision for Credit Losses: Provision for credit losses increased by $875 million to $1.2 billion in 2020 driven by allowance builds in the first and second quarters of 2020 due to expectations of economic worsening as a result of the COVID-19 pandemic as well as credit deterioration in our energy loan portfolio primarily in the first quarter of 2020.
•Non-Interest Expense: Non-interest expense remained substantially flat at $1.7 billion in 2020.
•Loans Held for Investment: Period-end loans held for investment increased by $1.3 billion to $75.8 billion as of December 31, 2020 from December 31, 2019, and average loans held for investment increased by $4.4 billion to $77.0 billion in 2020 compared to 2019 driven by growth across our commercial loan portfolio.
•Deposits: Period-end deposits increased by $7.5 billion to $39.6 billion as of December 31, 2020 from December 31, 2019 primarily driven by elevated client liquidity.
•Net Charge-Off and Nonperforming Metrics: The net charge-off rate increased by 27 basis points to 0.49% in 2020 primarily driven by elevated charge-offs in our energy loan portfolio.
The nonperforming loan rate increased by 26 basis points to 0.86% as of December 31, 2020 from December 31, 2019 driven by credit downgrades in industries that are impacted by the COVID-19 pandemic.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

65	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Selected income statement data:
Net interest income (loss)	$(149)	$164	$115	**	43%
Non-interest income (loss)	398	(109)	274	**	**
Total net revenue(1)	249	55	389	**	(86)
Provision (benefit) for credit losses	3	—	(49)	**	**
Non-interest expense(2)	700	422	679	66%	(38)
Loss from continuing operations before income taxes	(454)	(367)	(241)	24	52
Income tax benefit	(378)	(353)	(469)	7	(25)
Income (loss) from continuing operations, net of tax	$(76)	$(14)	$228	**	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category.
(2)Includes legal reserve builds of $313 million and net Cybersecurity Incident expenses of $27 million in 2020.
**    Not meaningful.
Net loss from continuing operations was $76 million and $14 million in 2020 and 2019, respectively, primarily driven by lower net interest income due to the decline in market interest rates and funding demands by our segments and increased non-interest expense resulting from legal reserve builds, partially offset by a gain of $535 million on our equity investment in Snowflake Inc.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Asset impairment
•Fair value of financial instruments
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

66	Capital One Financial Corporation (COF)

Loan Loss Reserves
In the first quarter of 2020, we adopted the CECL standard and updated our critical accounting policy and estimate for loan loss reserves. We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment portfolios as of each balance sheet date. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. For all such loans and unfunded lending commitments, our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses at each relevant loss component of the estimate. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $15.6 billion as of December 31, 2020, compared to $7.2 billion as of December 31, 2019. In periods prior to 2020, the allowance for loan and lease losses represented management’s estimate of incurred loan and lease losses as fully described in “Note 1—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Establishing the allowance on a quarterly basis involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, credit bureau scores, current general economic conditions, our reasonable and supportable forecasts of future economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for credit losses. Key factors that have a significant impact on our allowance for credit losses include assumptions about employment levels, home prices and the valuation of commercial properties, automobiles and other collateral.
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
Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for credit losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance as well as economic forecasts that may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”
Finance Charge and Fee Reserves
Finance charges and fees on credit card loans are recorded in revenue when earned. Billed finance charges and fees on credit card loans are included in loans held for investment while unbilled finance charges and fees are included in interest receivable.

67	Capital One Financial Corporation (COF)

We continue to accrue finance charges and fees on credit card loans until the account is charged off. We estimate the uncollectible portion of finance charges and fees in our finance charge and fee reserve. Billed finance charges and fees that are ultimately charged-off as uncollectible are reflected as a reduction to revenue.
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
Goodwill totaled $14.7 billion as of both December 31, 2020 and 2019. We did not recognize any goodwill impairment in 2020 and 2019. See “Note 6—Goodwill and Intangible Assets” for additional information.
We perform our goodwill impairment test annually on October 1 at a reporting unit level. We are also required to test goodwill for impairment whenever events or circumstances indicate it is more-likely-than-not that an impairment may have occurred. We have four reporting units: Credit Card, Auto Finance, Other Consumer Banking and Commercial Banking.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements, economic capital requirements and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and intangibles balances. Consolidated stockholder’s equity in excess of the sum of all reporting unit’s capital requirements that is not identified for future capital needs, such as dividends, share buybacks or other strategic initiatives, is allocated to the reporting units and the Other category and assumed distributed to equity holders in future periods.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculate the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a form of the income approach. This DCF calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF calculation requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values are then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. Discount rates used for our reporting units ranged from 8.1% to 14.3%, and we applied a terminal year long-term growth rate of 3.97% to all reporting units. The reasonableness of our DCF calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The results of the 2020 annual impairment test for the reporting units indicated that the estimated fair values of the Commercial Banking, Credit Card, Auto Finance, and Other Consumer Banking reporting units exceeded their carrying amounts by between 11% and 273%.
Assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance from industry or macroeconomic trends or from changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital, including if these conditions are merely forecasted to occur in future periods, could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period.

68	Capital One Financial Corporation (COF)

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

69	Capital One Financial Corporation (COF)

The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC convenes to review escalated valuation disputes. There were no disputes for the years ended December 31, 2020 and 2019.
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
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use the weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including changes related to the mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. We recognized customer rewards expense of $4.9 billion in both 2020 and 2019 and $4.4 billion in 2018. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $5.4 billion and $4.7 billion as of December 31, 2020 and 2019, respectively.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2020

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Accounting Simplification ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued December 2019	Simplifies various aspects of the guidance on accounting for income taxes.	We adopted this guidance in the first quarter of 2021 using the modified retrospective and prospective methods of adoption.

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
Capital Standards and Prompt Corrective Action
The Company and the Banks are subject to the Basel III Capital Rules established by the Federal Reserve and the OCC respectively. The Basel III Capital Rules implement certain capital and liquidity requirements published by the Basel Committee, along with certain Dodd-Frank Act and other capital provisions. Moreover, the Banks, as insured depository institutions, are subject to PCA capital regulations.

70	Capital One Financial Corporation (COF)

Basel III and United States Capital Rules
Under the Basel III Capital Rules, we must maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer and countercyclical capital buffer requirements, as described below.
In July 2019, the Federal Banking Agencies issued the Capital Simplification Rule, which finalized certain changes to the Basel III Capital Rules for institutions not subject to the Basel III Advanced Approaches. These changes, effective January 1, 2020, generally raised the threshold above which a covered institution such as the Company must deduct certain assets from its CET1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions.
In October 2019, the Federal Banking Agencies finalized the Tailoring Rules, which amended the Basel III Capital Rules to provide for tailored application of certain capital requirements across different categories of banking institutions. These categories are determined primarily by an institution’s asset size, with adjustments to a more stringent category possible if the institution exceeds certain risk-based thresholds. As a BHC with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. Therefore, effective January 1, 2020, we are no longer subject to the Basel III “Advanced Approaches” framework and certain associated capital requirements, such as the requirement to include certain elements of AOCI in our regulatory capital. We remain subject to the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement, which were previously required only for Basel III Advanced Approaches institutions. Effective as of the first quarter of 2020, we excluded certain elements of AOCI from our regulatory capital as permitted by the Tailoring Rules. The Tailoring Rules and Capital Simplification Rule have, taken together, decreased our capital requirements.
G-SIBs that are based in the U.S. are subject to an additional CET1 capital requirement known as the G-SIB Surcharge. We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. The capital conservation buffer for BHCs was previously fixed at 2.5%. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement. The stress capital buffer requirement is institution-specific and replaces the fixed 2.5% capital conservation buffer for BHCs.
Pursuant to the Stress Capital Buffer Rule, the Federal Reserve will use the results of its supervisory stress test to determine the size of a BHC’s stress capital buffer requirement. In particular, a BHC’s stress capital buffer requirement will equal, subject to a floor of 2.5%, the sum of (i) the difference between the BHC’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the BHC’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the BHC’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
Under the Stress Capital Buffer Rule framework, the Company’s new “standardized approach capital conservation buffer” includes its stress capital buffer requirement (which will be recalibrated every year based on the Company’s supervisory stress test results), any G-SIB surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
The Company’s stress capital buffer requirement is 5.6% for the period from October 1, 2020 through September 30, 2021, at which point a revised stress capital buffer requirement will be applicable to the Company based on the Company’s 2021 stress testing results. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.1%, 11.6% and 13.6%, respectively, for the period from October 1, 2020 through September 30, 2021.
The Stress Capital Buffer Rule does not apply to the Banks. The capital conservation buffer for the Banks continues to be fixed at 2.5%. Accordingly, each Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios remain at 7.0%, 8.5% and 10.5% respectively.

71	Capital One Financial Corporation (COF)

If we fail to maintain our capital ratios above the minimum capital requirements plus the applicable buffer requirements, we will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of December 31, 2020 and 2019, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the buffer requirements applicable to them, and each of the Banks was “well capitalized” under PCA requirements.
Market Risk Rule
The Market Risk Rule requires institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. As of December 31, 2020, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
CECL Transition Rule
As part of their response to the COVID-19 pandemic, the Federal Banking Agencies adopted the 2020 CECL Transition Rule which provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital.
Pursuant to the 2020 CECL Transition Rule, a banking institution may elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies use a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions are permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. Beginning January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact will be phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the 2020 CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
Temporary Exclusions for Supplementary Leverage Ratio
In addition, in April 2020, as part of the response to the COVID-19 pandemic, the Federal Reserve issued an interim final rule that temporarily excludes U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio for BHCs. These exclusions became effective on April 1, 2020, and will remain in effect through March 31, 2021.
Subsequently, in May 2020, the Federal Banking Agencies issued an interim final rule that provides an option for depository institutions to make similar exclusions to the calculation of the supplementary leverage ratio. If a depository institution elects to make such exclusions, it must request prior approval from its primary federal banking regulator before making capital distributions, such as paying dividends to its parent company, for as long as the exclusions are in effect. Neither CONA nor COBNA elected to make such exclusions.
For the description of the regulatory capital rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation.”

72	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of December 31, 2020 and 2019.
Table 13: Capital Ratios Under Basel III(1)

	December 31, 2020			December 31, 2019
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	13.7%	4.5%	N/A	12.2%	4.5%	N/A
Tier 1 capital(3)	15.3	6.0	6.0%	13.7	6.0	6.0%
Total capital(4)	17.7	8.0	10.0	16.1	8.0	10.0
Tier 1 leverage(5)	11.2	4.0	N/A	11.7	4.0	N/A
Supplementary leverage(6)(7)	10.7	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(2)	21.5	4.5	6.5	16.1	4.5	6.5
Tier 1 capital(3)	21.5	6.0	8.0	16.1	6.0	8.0
Total capital(4)	23.4	8.0	10.0	18.1	8.0	10.0
Tier 1 leverage(5)	18.3	4.0	5.0	14.8	4.0	5.0
Supplementary leverage(6)	14.7	3.0	N/A	12.1	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	12.4	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(3)	12.4	6.0	8.0	13.4	6.0	8.0
Total capital(4)	13.7	8.0	10.0	14.5	8.0	10.0
Tier 1 leverage(5)	7.6	4.0	5.0	9.2	4.0	5.0
Supplementary leverage(6)	6.9	3.0	N/A	8.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(3)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(5)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(6)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
(7)Supplementary leverage ratio for the Company as of December 31, 2020 excludes U.S. Treasury securities and deposits with the Federal Reserve Banks pursuant to an interim final rule issued by the Federal Reserve, see “Part I—Item 1. Business—Supervision and Regulation” for more information.

73	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of December 31, 2020 and 2019.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2020	December 31, 2019
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$55,299	$52,001
Adjustments:
AOCI, net of tax(1)	(29)	1,156
Goodwill, net of related deferred tax liabilities	(14,448)	(14,465)
Intangible assets, net of related deferred tax liabilities	(86)	(170)
Other(1)	—	(360)
Common equity Tier 1 capital	40,736	38,162
Tier 1 capital instruments	4,847	4,853
Tier 1 capital	45,583	43,015
Tier 2 capital instruments	3,385	3,377
Qualifying allowance for credit losses	3,820	3,956
Tier 2 capital	7,205	7,333
Total capital	$52,788	$50,348

Regulatory Capital Metrics
Risk-weighted assets	$297,903	$313,155
Adjusted average assets	406,762	368,511
Total leverage exposure	427,522	435,976
__________
(1)In the first quarter of 2020, we elected to exclude from our regulatory capital ratios certain components of AOCI as permitted under the Tailoring Rules. As such, we revised our presentation herein to only include those components of AOCI that impact our regulatory capital ratios.
Capital Planning and Regulatory Stress Testing
On June 25, 2020, the Federal Reserve released the stress testing results for the 2020 CCAR cycle, including additional sensitivity analyses conducted due to the COVID-19 pandemic, and notified all participating BHCs, including us, of their stress capital buffer requirements. In light of the COVID-19 pandemic, the Federal Reserve required all participating BHCs, including us, to update and resubmit their capital plans in the fourth quarter of 2020, and to preserve capital by suspending share repurchases and capping common stock dividend payments for the third and fourth quarters of 2020 to the lower of (i) the amount paid in the second quarter of 2020 and (ii) an amount equal to the average net income earned across the four preceding calendar quarters. Scheduled payments on additional Tier 1 and Tier 2 capital instruments, such as preferred stock and subordinated debt, were not similarly restricted.
We conducted a second round of stress tests and submitted our updated capital plan to the Federal Reserve on November 2, 2020. On December 18, 2020, the Federal Reserve released the results of its second round of supervisory stress tests. The Federal Reserve did not recalculate our stress capital buffer requirement at this time but reserved its ability to do so until March 31, 2021. Finally, the Federal Reserve extended the capital distribution restrictions for all participating BHCs through at least the first quarter of 2021 with certain modifications. In particular, for the first quarter of 2021, participating BHCs may resume share repurchases but the aggregate amount of common stock dividend payments and share repurchases shall not exceed an amount equal to the average net income earned across the four preceding calendar quarters. In addition, common stock dividend payments for the first quarter of 2021 continue to be capped at the amount paid in the second quarter of 2020.
We suspended our 2019 Stock Repurchase Program on March 13, 2020, in response to the COVID-19 pandemic through the program’s expiration at the end of the second quarter of 2020. As described above, for the third and fourth quarters of 2020, we were restricted from engaging in share repurchases. On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock.

74	Capital One Financial Corporation (COF)

We distributed dividends of $0.40 per share on our common stock in the first and second quarters of 2020. Consistent with the Federal Reserve’s capital distribution restrictions described above, we reduced our quarterly dividend on our common stock from $0.40 per share to $0.10 per share for the third quarter of 2020. For the fourth quarter of 2020, while our third quarter results would have permitted us to increase our common stock dividend pursuant to the Federal Reserve’s limitations described above, we maintained our quarterly dividend at $0.10 per share as the process surrounding our resubmitted capital plan had not been completed at that time.
On February 4, 2021, our Board of Directors approved returning our quarterly common stock dividend to $0.40 per share for the first quarter of 2021.
For the description of the regulatory capital planning rules we are subject to, see “Part I—Item 1. Business—Supervision and Regulation.”
Equity Offerings and Transactions
On January 31, 2020, we issued 50,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series J Preferred Stock”). The net proceeds of the offering of Series J Preferred Stock were approximately $1.2 billion after deducting underwriting commissions and offering expenses. Dividends on the Series J Preferred Stock are payable quarterly in arrears at a rate of 4.80% per annum.
On March 2, 2020, we redeemed all outstanding shares of our Fixed Rate 6.00% Non-Cumulative Perpetual Preferred Stock Series B. The redemption resulted in the recognition of deferred issuance costs, which reduced our net income available to common shareholders by $22 million for the year ended December 31, 2020.
On September 17, 2020, we issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series K Preferred Stock”). The net proceeds of the offering of Series K Preferred Stock were approximately $122 million after deducting underwriting commissions and offering expenses. Dividends on the Series K Preferred Stock are payable quarterly in arrears at a rate of 4.625% per annum.
On December 1, 2020, we redeemed all outstanding shares of our Fixed Rate 6.20% Non-Cumulative Perpetual Preferred Stock Series F. The redemption resulted in the recognition of deferred issuance costs, which reduced our net income available to common shareholders by $17 million for the year ended December 31, 2020.

75	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
For the year ended December 31, 2020, we declared and paid common stock dividends of $463 million, or $1.00 per share, and preferred stock dividends of $280 million. The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2020.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2020
					Q4	Q3	Q2	Q1
Series B(1)	6.000% Non-Cumulative	August 20, 2012	6.000%	Quarterly	—	—	—	$15.00
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$10.23	$10.61	$27.75	—
Series F(2)	6.200% Non-Cumulative	August 24, 2015	6.200	Quarterly	15.50	15.50	15.50	15.50
Series G	5.200% Non-Cumulative	July 29, 2016	5.200	Quarterly	13.00	13.00	13.00	13.00
Series H	6.000% Non-Cumulative	November 29, 2016	6.000	Quarterly	15.00	15.00	15.00	15.00
Series I	5.000% Non-Cumulative	September 11, 2019	5.000	Quarterly	12.50	12.50	12.50	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00	16.13	—
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	9.51	—	—	—
__________
(1)On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
(2)On December 1, 2020, we redeemed all outstanding shares of our preferred stock Series F.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of December 31, 2020, funds available for dividend payments from COBNA and CONA were $4.0 billion and $1.8 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
Consistent with our 2019 Stock Repurchase Program which was announced on June 27, 2019, our Board of Directors authorized the repurchase of up to $2.2 billion of shares of common stock beginning in the third quarter of 2019 through the end of the second quarter of 2020. During the first quarter of 2020, we repurchased approximately $312 million of shares of our common stock under the 2019 Stock Repurchase Program before suspending further repurchases on March 13, 2020 in response to the COVID-19 pandemic through the program's expiration at the end of the second quarter of 2020. As noted above, for the third and fourth quarters of 2020, the Federal Reserve required all participating banking organizations, including us, to suspend share repurchases as a measure of capital preservation. On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds”.

76	Capital One Financial Corporation (COF)

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
The “First Line of Defense” consists of any line of business or function that is accountable for risk taking and is responsible for: (i) engaging in activities designed to generate revenue or reduce expenses; (ii) providing operational support or servicing to any business function for the delivery of products or services to customers; or (iii) providing technology services in direct support of first line business areas. Each line of business or first line function must manage the risks associated with their activities, including identifying, assessing, measuring, monitoring, controlling and reporting the risks within its business activities, consistent with the risk framework. The “Second Line of Defense” consists of two types of functions: Independent Risk Management (“IRM”) and Support Functions. IRM oversees risk-taking activities and assesses risks and issues independent from the first line of defense. Support Functions are centers of specialized expertise (e.g., Human Resources, Accounting, Legal) that provide support services to the Company. The “Third Line of Defense” is comprised of the Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that the first and second lines of defense have systems and governance processes which are well-designed and working as intended, and that the Framework is appropriate for our size, complexity and risk profile.
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
Governance and Accountability
Governance and accountability sets the foundation for the methods for governing risk taking and the interactions within and among our three lines of defense.
We established a risk governance structure and accountabilities to effectively and consistently oversee the management of risks across the Company. Our Board of Directors, Chief Executive Officer and management establish the tone at the top regarding the culture of the Company, including management of risk. Management reinforces expectations at the various levels of the organization.

77	Capital One Financial Corporation (COF)

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
Risk Identification
The first line of defense and certain Support Functions shall identify new and emerging risks across the relevant risk categories associated with their business activities and objectives, in consultation with IRM. Risk identification also must be informed by major changes in infrastructure or organization, introduction of new products and services, acquisitions of businesses, or substantial changes in the internal or external environment.
IRM and certain Support Functions, where appropriate, provide effective challenge in the risk identification process. IRM is also responsible for identifying our material aggregate risks on an ongoing basis.
Assessment, Measurement and Response
Management shall assess risks associated with our activities. Risks identified should be assessed to understand the severity of each risk and likelihood of occurrence under both normal and stressful conditions. Risk severity is measured through modeling and other quantitative estimation approaches, as well as qualitative approaches, based on management judgment. As part of the risk assessment process, the first and second lines of defense also evaluate the effectiveness of the existing control environment and mitigation strategies.
Management shall determine the appropriate risk response. Risks may be mitigated, accepted, transferred, or avoided. Actions taken to respond to the risk include implementing new controls, enhancing existing controls, developing additional mitigation strategies to reduce the impact of the risk, and/or monitoring the risk.
Monitoring and Testing
Management periodically monitors risks to evaluate and measure how the risk is affecting our strategy and business objectives, in alignment with management’s risk appetite, including established concentration risk limits. The scope and frequency of monitoring activities depend on the results of relevant risk assessments, as well as specific business risk operations and activities.
The first line of defense is required to evaluate the effectiveness of risk management practices and controls through testing and other activities. IRM and Support Functions, as appropriate, assess the first line of defense’s evaluation of risk management, which may include conducting effective challenge, performing independent monitoring, or conducting risk or control validations. The third line of defense provides independent assurance for first and second line risk management practices and controls.
Aggregation, Reporting and Escalation
Risk aggregation supports strategic decision making and risk management practices through collectively reporting risks across different levels of the Company and providing a comprehensive view of performance against risk appetite. Capital One’s risk aggregation processes are designed to aggregate risk information from lower levels of the business hierarchy to high levels and to aggregate risk information to determine material risk themes.
Material risks, new or emerging risks, aggregate risks, risk appetite metrics and other measures across all risk categories are reported to the appropriate governance forum no less than quarterly. Material risks are reported to the Board of Directors and senior management committees no less than quarterly.

78	Capital One Financial Corporation (COF)

Capital and Liquidity Management (including Stress Testing)
Our capital management processes are linked to our risk management practices, including the enterprise-wide identification, assessment and measurement of risks to ensure that all relevant risks are incorporated in the assessment of the Company's capital adequacy. We use identified risks to inform key aspects of the Company’s capital planning, including the development of stress scenarios, the assessment of the adequacy of post-stress capital levels, and the appropriateness of potential capital actions considering the Company’s capital objectives. We quantify capital needs through stress testing, regulatory capital, economic capital and assessments of market considerations. In assessing our capital adequacy, we identify how and where our material risks are accounted for within the capital planning process. Monitoring and escalation processes exist for key capital thresholds and metrics to continuously monitor capital adequacy.
Capital One identifies and manages funding and liquidity risks that could affect its earnings, balance sheet strength and investor confidence. The Company also manages its liquidity position to satisfy regulatory requirements. The Company implements its liquidity management philosophy through the Liquidity Adequacy Framework ("Liquidity Framework"). The Liquidity Framework enables Capital One to meet its liquidity goal of maintaining a fortified balance sheet that is resilient to uncertainties that may arise because of systemic or idiosyncratic liquidity events.
Risk Data and Enabling Technology
Risk data and technology provides the basis for risk reporting and is used in decision making and to monitor and review changes to our risk profile. There is a core Governance, Risk Management and Compliance system which is used as the system of record for risks, controls, issues and events for our risk categories and supports the analysis, aggregation and reporting capabilities across the categories.
Culture and Talent Management
The Framework must be supported with the right culture, talent and skills to enable effective risk management across the Company.
Every associate at the Company is responsible for risk management; however, associates with specific risk management skills and expertise within the first, second and third lines of defense are critical to executing appropriate risk management across the enterprise.

79	Capital One Financial Corporation (COF)

Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. Our seven major categories of risk are:

Major Categories of Risk

Compliance
The risk to current or anticipated earnings or capital arising from violations of laws, rules or regulations. Compliance risk can also arise from nonconformance with prescribed practices, internal policies and procedures, contractual obligations or ethical standards that reinforce those laws, rules or regulations

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

Market	The risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates or other market factors

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
The risk of a material impact on current or anticipated earnings, capital, franchise or enterprise value arising from the Company’s competitive and market position and evolving forces in the industry that can affect that position; lack of responsiveness to these conditions; strategic decisions to change the Company’s scale, market position or operating model; or, failure to appropriately consider implementation risks inherent in the Company’s strategy

We provide an overview of how we manage our seven major categories of risk below.
Compliance Risk Management
We recognize that compliance requirements for financial institutions are increasingly complex and that there are heightened expectations from our regulators and our customers. In response, we continuously evaluate the regulatory environment and proactively adjust our compliance program to fully address these expectations.
Our Compliance Management Program establishes expectations for determining compliance requirements, assessing the risk of new product offerings, creating appropriate controls and training to address requirements, monitoring for control performance and independently testing for adherence to compliance requirements. The program also establishes regular compliance reporting to senior business leaders, the executive committee and the Board of Directors.

80	Capital One Financial Corporation (COF)

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
Credit Risk Management
We recognize that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool in this endeavor is sound underwriting. In unsecured consumer loan underwriting, we generally assume that loans will be subject to an environment in which losses are higher than those prevailing at the time of underwriting. In commercial underwriting, we generally require strong cash flow, collateral, covenants, structural enhancements, or and guarantees. In addition to sound underwriting, we continually monitor our portfolio and take steps to collect or work out distressed loans.
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
Liquidity Risk Management
We manage liquidity risk by applying our Liquidity Framework. The Liquidity Framework uses internal and regulatory stress testing and the evaluation of other balance sheet metrics to confirm that we maintain a fortified balance sheet that is resilient to uncertainties that may arise as a consequence of systemic, idiosyncratic, or combined liquidity events. We continuously monitor market and economic conditions to evaluate emerging stress conditions and to develop appropriate action plans in accordance with our Contingency Funding Plan and our Recovery Plan, which include the Company’s policies, procedures and action plans for managing liquidity stress events. The Liquidity Framework enables us to manage our liquidity risk in accordance with regulatory requirements.
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

81	Capital One Financial Corporation (COF)

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
We recognize that interest rate and foreign exchange risk is present in our business due to the nature of our assets and liabilities. Banks typically manage the trade-off between near-term earnings volatility and market value volatility by targeting moderate levels of each. In addition to using industry accepted techniques to analyze and measure interest rate and foreign exchange risk, we perform sensitivity analyses to identify our risk exposures under a broad range of scenarios. Investment securities and derivatives are the main levers for the management of interest rate risk. In addition, we also use derivatives to manage our foreign exchange risk.
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
The Chief Operational Risk Officer is responsible for establishing and overseeing our Operational Risk Management Program. In accordance with Basel III requirements, the program establishes practices for assessing the operational risk profile and executing key control processes for operational risks. These risks include topics such as internal and external fraud, cyber and technology risk, data management, model risk, third party management and business continuity. Operational Risk Management enforces these practices and delivers reporting of operational risk results to senior business leaders, the executive committee and the Board of Directors.
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

82	Capital One Financial Corporation (COF)

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
•Credit cards: We originate both prime and subprime credit cards through a variety of channels. Our credit cards generally have variable interest rates. Credit card accounts are primarily underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as FICO scores, and on other factors, such as applicant income. We maintain a credit card securitization program and selectively sell charged-off credit card loans.
•Auto: We originate both prime and subprime auto loans through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 75 months or less, but can go up to 84 months. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, and are subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated net disposable income, and credit bureau information including FICO scores, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We maintain an auto securitization program.
•Commercial: We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market commercial and industrial companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees, if any, and current market conditions. Although we generally retain the commercial loans we underwrite, we may syndicate positions for risk mitigation purposes, including bridge financing transactions we have underwritten. In addition, we originate and service multifamily commercial real estate loans which are sold to government-sponsored enterprises.

83	Capital One Financial Corporation (COF)

Portfolio Composition and Maturity Profile of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $2.7 billion and $400 million as of December 31, 2020 and 2019, respectively. Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of December 31, 2020 and 2019.
Table 16: Portfolio Composition of Loans Held for Investment

	December 31, 2020		December 31, 2019
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$98,504	39.1%	$118,606	44.6%
International card businesses	8,452	3.4	9,630	3.6
Total credit card	106,956	42.5	128,236	48.2
Consumer Banking:
Auto	65,762	26.2	60,362	22.7
Retail banking(1)	3,126	1.2	2,703	1.0
Total consumer banking	68,888	27.4	63,065	23.7
Commercial Banking:(1)
Commercial and multifamily real estate	30,681	12.2	30,245	11.4
Commercial and industrial	45,099	17.9	44,263	16.7
Total commercial banking	75,780	30.1	74,508	28.1
Total loans held for investment	$251,624	100.0%	$265,809	100.0%
__________
(1)Includes PPP loans of $919 million and $238 million in our retail and commercial loan portfolios, respectively, as of December 31, 2020. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.

84	Capital One Financial Corporation (COF)

Table 17 presents the maturities of our loans held for investment portfolio as of December 31, 2020.
Table 17: Loan Maturity Schedule

	December 31, 2020
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)	$646	$11,294	—	$11,940
Consumer banking	711	40,176	$27,263	68,150
Commercial banking	1,370	5,414	8,444	15,228
Total fixed-rate loans	2,727	56,884	35,707	95,318
Variable rate:
Credit card(1)	95,015	1	—	95,016
Consumer banking	711	22	5	738
Commercial banking	14,006	38,299	8,247	60,552
Total variable-rate loans	109,732	38,322	8,252	156,306
Total loans	$112,459	$95,206	$43,959	$251,624
__________
(1)Due to the revolving nature of credit card loans, we report the majority of our variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that the rest of our remaining fixed-rate credit card loans will mature within one to three years.
Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of December 31, 2020 and 2019.
Table 18: Credit Card Portfolio by Geographic Region

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$9,943	9.3%	$12,538	9.8%
Texas	8,090	7.6	9,353	7.3
Florida	6,910	6.5	8,093	6.3
New York	6,327	5.9	7,941	6.2
Pennsylvania	4,158	3.9	4,979	3.9
Illinois	4,149	3.9	5,195	4.1
Ohio	3,645	3.4	4,388	3.4
New Jersey	3,179	3.0	3,915	3.1
Georgia	3,046	2.8	3,553	2.8
Michigan	3,010	2.8	3,811	3.0
Other	46,047	43.0	54,840	42.6
Total domestic credit card	98,504	92.1	118,606	92.5
International card businesses:
Canada	5,728	5.4	6,493	5.1
United Kingdom	2,724	2.5	3,137	2.4
Total international card businesses	8,452	7.9	9,630	7.5
Total credit card	$106,956	100.0%	$128,236	100.0%

85	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of December 31, 2020 and 2019.
Table 19: Consumer Banking Portfolio by Geographic Region

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,207	11.9%	$7,675	12.2%
California	7,573	11.0	6,918	11.0
Florida	5,544	8.1	5,013	7.9
Georgia	2,989	4.3	2,757	4.4
Ohio	2,770	4.0	2,652	4.2
Pennsylvania	2,569	3.7	2,334	3.7
Illinois	2,431	3.5	2,239	3.6
North Carolina	2,280	3.3	2,060	3.3
Other	31,399	45.7	28,714	45.4
Total auto	65,762	95.5	60,362	95.7
Retail banking:
New York	1,081	1.6	793	1.3
Louisiana	634	0.9	708	1.1
Texas	576	0.8	595	1.0
Maryland	224	0.3	155	0.2
New Jersey	222	0.3	194	0.3
Virginia	179	0.3	125	0.2
Other	210	0.3	133	0.2
Total retail banking	3,126	4.5	2,703	4.3
Total consumer banking	$68,888	100.0%	$63,065	100.0%
We originate commercial loans in most regions of the United States. The table below presents the geographic profile of our commercial loan portfolio by segment as of December 31, 2020 and 2019.
Table 20: Commercial Banking Portfolio by Geographic Region

	December 31, 2020
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,306	56.4%	$8,995	20.0%	$26,301	34.7%
Mid-Atlantic	3,006	9.8	6,228	13.8	9,234	12.2
South	4,134	13.5	14,974	33.2	19,108	25.2
Other	6,235	20.3	14,902	33.0	21,137	27.9
Total	$30,681	100.0%	$45,099	100.0%	$75,780	100.0%

86	Capital One Financial Corporation (COF)

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Geographic concentration:(1)
Northeast	$17,139	56.7%	$7,899	17.8%	$25,038	33.6%
Mid-Atlantic	3,024	10.0	5,927	13.4	8,951	12.0
South	4,087	13.5	16,403	37.1	20,490	27.5
Other	5,995	19.8	14,034	31.7	20,029	26.9
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________
(1)Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DC, DE, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MO, MS, NC, SC, TN and TX.
Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2020 and 2019. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2020	December 31, 2019
Real estate	39%	39%
Finance	17	16
Healthcare	11	12
Business services	6	6
Educational services	5	4
Public administration	4	4
Oil and gas	3	5
Retail trade	3	4
Construction and land	3	2
Other	9	8
Total	100%	100%

87	Capital One Financial Corporation (COF)

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
Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2020 and 2019.
Table 22: Credit Score Distribution

(Percentage of portfolio)	December 31, 2020	December 31, 2019
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	67%
660 or below	31	33
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	46%	48%
621 - 660	20	20
620 or below	34	32
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 3—Loans” for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and TDRs for each of our loan categories.
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

88	Capital One Financial Corporation (COF)

Performance.” Amounts as of December 31, 2020 include the impacts of COVID-19 customer assistance programs where applicable. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.
Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of December 31, 2020 and 2019.
Table 23: 30+ Day Delinquencies

	December 31, 2020				December 31, 2019
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,388	2.42%	$2,388	2.42%	$4,656	3.93%	$4,656	3.93%
International card businesses	221	2.61	234	2.77	335	3.47	353	3.66
Total credit card	2,609	2.44	2,622	2.45	4,991	3.89	5,009	3.91
Consumer Banking:
Auto	3,140	4.78	3,381	5.14	4,154	6.88	4,584	7.59
Retail banking	41	1.32	62	1.99	28	1.02	43	1.59
Total consumer banking	3,181	4.62	3,443	5.00	4,182	6.63	4,627	7.34
Commercial Banking:
Commercial and multifamily real estate	202	0.66	341	1.11	63	0.21	67	0.22
Commercial and industrial	84	0.19	158	0.35	101	0.23	244	0.55
Total commercial banking	286	0.38	499	0.66	164	0.22	311	0.42
Total	$6,076	2.41	$6,564	2.61	$9,337	3.51	$9,947	3.74
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of December 31, 2020 and 2019.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,330	1.32%	$4,444	1.67%
60 – 89 days	1,485	0.59	2,537	0.95
> 90 days	1,749	0.70	2,966	1.12
Total	$6,564	2.61%	$9,947	3.74%
Geographic region:
Domestic	$6,330	2.52%	$9,594	3.61%
International	234	0.09	353	0.13
Total	$6,564	2.61%	$9,947	3.74%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

89	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of December 31, 2020 and 2019. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,251	1.17%	$2,407	1.88%
Commercial banking	51	0.07	—	—
Total	$1,302	0.52	$2,407	0.91
Geographic region:
Domestic	$1,220	0.50%	$2,277	0.89%
International	82	0.97	130	1.34
Total	$1,302	0.52	$2,407	0.91
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
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2020 and 2019. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$21	0.24%	$25	0.26%
Total credit card	21	0.02	25	0.02
Consumer Banking:
Auto	294	0.45	487	0.81
Retail banking	30	0.96	23	0.87
Total consumer banking	324	0.47	510	0.81
Commercial Banking:
Commercial and multifamily real estate	200	0.65	38	0.12
Commercial and industrial	450	1.00	410	0.93
Total commercial banking	650	0.86	448	0.60
Total nonperforming loans held for investment(3)	$995	0.40	$983	0.37
Other nonperforming assets(4)	45	0.01	63	0.02
Total nonperforming assets	$1,040	0.41	$1,046	0.39
__________
(1)We recognized interest income for loans classified as nonperforming of $39 million and $63 million in 2020 and 2019, respectively. Interest income foregone related to nonperforming loans was $49 million and $60 million in 2020 and 2019, respectively. Foregone interest income represents the amount

90	Capital One Financial Corporation (COF)

of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.65% and 0.67% as of December 31, 2020 and 2019, respectively.
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
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in 2020, 2019 and 2018.
Table 27: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$4,002	3.93%	$4,818	4.58%	$4,782	4.74%
International card businesses	268	3.26	331	3.71	287	3.19
Total credit card	4,270	3.88	5,149	4.51	5,069	4.62
Consumer Banking:
Auto	522	0.83	876	1.51	912	1.64
Retail banking	56	1.82	71	2.57	70	2.26
Home Loan	—	—	—	—	(1)	(0.02)
Total consumer banking	578	0.87	947	1.56	981	1.51
Commercial Banking:
Commercial and multifamily real estate	41	0.13	1	—	2	0.01
Commercial and industrial	336	0.73	155	0.36	54	0.14
Total commercial banking	377	0.49	156	0.22	56	0.08
Other loans	—	—	—	—	6	34.09
Total net charge-offs	$5,225	2.06	$6,252	2.53	$6,112	2.52
Average loans held for investment	$253,335		$247,450		$242,118
__________
(1)Net charge-off (recovery) rates are calculated by dividing net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

91	Capital One Financial Corporation (COF)

COVID-19 Customer Assistance Programs and Loan Modifications
In response to the COVID-19 pandemic, the Federal Banking Agencies supported banking organizations that are taking actions to assist customers in a prudent, safe and sound manner, including through loan modifications. As part of our response to the COVID-19 pandemic, we began offering programs to accommodate customer hardship across our lines of business in the first quarter of 2020, with the largest programs offered to our Auto and Domestic Card customers. Our COVID-19 programs were designed to be short-term accommodations so that we could provide our customers with prompt relief. Information about the customer accommodation programs we offered during 2020 is below, along with the impacts of enrollment on accrual and delinquency status.
Additional guidance issued by the Federal Banking Agencies and contained in the CARES Act provides banking organizations with TDR relief for modifications of current borrowers impacted by the COVID-19 pandemic. In adherence with the guidance, we assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic through December 31, 2020, that would have been designated as TDRs under our existing policies, and followed guidance that any such eligible loan modifications made on a temporary and good faith basis are not considered TDRs. Through December 31, 2020, approximately 80% of enrollments in our customer accommodation programs have been for only 1-2 months, which would generally not have resulted in TDR classification under our existing policies as the concession granted was insignificant.
We consider the impact of all loan modifications, including those offered via our COVID-19 programs, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, enrollment in a customer assistance program is also considered in the assignment of an internal risk rating.
Auto Customer Assistance Program
Within our auto business, we generally offered customers a 1-2 month payment extension, with an option to renew, and fee waivers. Auto loans enrolled in short-term payment extensions continue to accrue interest. The contractual term of the loan is extended by the length of the short-term payment extension and the delinquency status is updated to reflect the revised terms of the loan. For customers that were delinquent at the time of enrollment, their delinquency status is reduced commensurate with the length of the short-term payment extension. For most of 2020, relief was limited to a maximum of six monthly payments. In December 2020, the limit was reduced to a maximum of four monthly payments when temporary payment reduction programs were made available to customers.
Through December 31, 2020, a total of 17.8% of accounts representing $12.3 billion of loans outstanding have received a short-term payment extension at any time through this program (including those who are no longer enrolled). Approximately 73% of these customers were current at the time of their first enrollment. As of December 31, 2020, approximately 0.6% of accounts, representing $437 million of loans outstanding, were enrolled and had been approved to skip their upcoming payment. Approximately 81% of total cumulative enrollments, representing $10.3 billion of loans outstanding, were current as of December 31, 2020.
Domestic Card Customer Assistance Program
Within our domestic credit card business, customers were offered a one-month payment deferral, with the option to renew, and fee waivers. Card loans enrolled in the deferral program continue to accrue interest. Their delinquency status was generally frozen at the time of enrollment and, upon exiting the program, resumed the delinquency status at the time of enrollment.
Through December 31, 2020, excluding certain retail partnership portfolios, a total of 2.9% of active accounts representing $3.9 billion of loans outstanding have received a payment deferral at any time through this program (including those who are no longer enrolled as of December 31, 2020). Approximately 91% of these customers were current at the time of their first enrollment. As of December 31, 2020, approximately 0.1% of active accounts, representing $135 million of loans outstanding, were enrolled and had been approved to skip their upcoming payment. Approximately 83% of total cumulative enrollments, representing $3.1 billion of loans outstanding, were current as of December 31, 2020.
Temporary Payment Reduction Programs
As the COVID-19 pandemic has progressed, we have continued to work with customers to understand their needs. In response to those efforts, temporary payment reduction programs, ranging from 6-9 months, were made available to auto and domestic card customers in the fourth quarter of 2020. As of December 31, 2020, less than 0.1% of accounts were enrolled in these programs.

92	Capital One Financial Corporation (COF)

Other Customer Assistance Programs
While the vast majority of enrollments were in our auto and domestic card business, hardship accommodations were also made available to our international credit card, small business banking, and commercial banking customers. For our commercial banking customers, our offerings are more customized, but generally include short-term payment deferrals. We also offered PPP loans to our eligible small business banking and commercial banking clients.
Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 28 presents our amortized cost of loans modified in TDRs as of December 31, 2020 and 2019, which excludes loan modifications that do not meet the definition of a TDR and loans that received relief under the guidance issued by the Federal Banking Agencies and contained in the CARES Act in response to the COVID-19 pandemic.
Table 28: Troubled Debt Restructurings

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$511	24.5%	$630	38.1%
International card businesses	217	10.4	201	12.2
Total credit card	728	34.9	831	50.3
Consumer banking:
Auto	615	29.5	346	20.9
Retail banking	18	0.9	24	1.5
Total consumer banking	633	30.4	370	22.4
Commercial banking	723	34.7	451	27.3
Total	$2,084	100.0%	$1,652	100.0%
Status of TDRs:
Performing	$1,718	82.4%	$1,347	81.5%
Nonperforming	366	17.6	305	18.5
Total	$2,084	100.0%	$1,652	100.0%
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
In our Consumer Banking business, the majority of our loans modified in TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of these concessions. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost.
In our Commercial Banking business, the majority of loans modified in TDRs receive an extension, with a portion of these loans receiving an interest rate reduction or a gross balance reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value.
We provide additional information on modified loans accounted for as TDRs, including the performance of those loans

93	Capital One Financial Corporation (COF)

subsequent to modification, in “Note 3—Loans.”
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
Table 29 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for 2020 and 2019, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries. The cumulative effects from the adoption of the CECL standard and the change to include our finance charge and fee reserve in the allowance for credit losses are included in Table 29 and Table 30 below.

94	Capital One Financial Corporation (COF)

Table 29: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,144	$391	$5,535	$990	$58	$1,048	$637	$7,220
Charge-offs	(6,189)	(522)	(6,711)	(1,829)	(88)	(1,917)	(181)	(8,809)
Recoveries(1)	1,371	191	1,562	953	17	970	25	2,557
Net charge-offs	(4,818)	(331)	(5,149)	(876)	(71)	(947)	(156)	(6,252)
Provision for loan and lease losses	4,671	321	4,992	870	67	937	294	6,223
Allowance build (release) for loan and lease losses	(147)	(10)	(157)	(6)	(4)	(10)	138	(29)
Other changes(2)	—	17	17	—	—	—	—	17
Balance as of December 31, 2019	4,997	398	5,395	984	54	1,038	775	7,208
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	—	—	—	—	4	4	118	122
Provision for losses on unfunded lending commitments	—	—	—	—	1	1	12	13
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Combined allowance and reserve as of December 31, 2019	$4,997	$398	$5,395	$984	$59	$1,043	$905	$7,343
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(3)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(5,318)	(431)	(5,749)	(1,464)	(70)	(1,534)	(394)	(7,677)
Recoveries(1)	1,316	163	1,479	942	14	956	17	2,452
Net charge-offs	(4,002)	(268)	(4,270)	(522)	(56)	(578)	(377)	(5,225)
Provision for credit losses	6,979	348	7,327	1,676	77	1,753	1,158	10,238
Allowance build for credit losses	2,977	80	3,057	1,154	21	1,175	781	5,013
Other changes(2)	—	36	36	—	—	—	—	36
Balance as of December 31, 2020	10,650	541	11,191	2,615	100	2,715	1,658	15,564
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	23	23
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Combined allowance and reserve as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,853	$15,759
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Represents foreign currency translation adjustments.
(3)Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.

95	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 30 presents the allowance coverage ratios as of December 31, 2020 and 2019.
Table 30: Allowance Coverage Ratios

	December 31, 2020			December 31, 2019
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Loan and Lease Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$11,191	$2,622	426.80%	$5,395	$5,009	107.70%
Consumer Banking	2,715	3,443	78.85	1,038	4,627	22.42
Commercial Banking	1,658	650	254.97	775	448	173.20
Total	$15,564	251,624	6.19	$7,208	265,809	2.71
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses increased by $8.4 billion to $15.6 billion, and our allowance coverage ratio increased by 348 basis points to 6.19% as of December 31, 2020 from 2019, driven by the allowance builds in the first and second quarters of 2020 from expectations of economic worsening as a result of the COVID-19 pandemic as well as the adoption of the CECL standard in the first quarter of 2020.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure that we have sufficient asset-based liquidity to cover our funding requirements and maintain adequate reserves to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. In addition to our cash and cash equivalents, we maintain reserves in the form of investment securities and certain loans that are either readily-marketable or pledgeable.
Table 31 below presents the composition of our liquidity reserves as of December 31, 2020 and 2019.
Table 31: Liquidity Reserves

(Dollars in millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$40,509	$13,407
Investment securities available for sale, at fair value	100,445	79,213
FHLB borrowing capacity secured by loans	10,162	10,835
Outstanding FHLB advances and letters of credit secured by loans	(72)	(7,210)
Investment securities encumbered for Public Funds and others	(7,052)	(5,688)
Total liquidity reserves	$143,992	$90,557
Our liquidity reserves increased by $53.4 billion to $144.0 billion as of December 31, 2020 from December 31, 2019 primarily driven by increases in our cash balances from deposit growth and in our investment securities. See “MD&A—Risk Management” for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the LCR Rule as implemented by the Federal Reserve and OCC. The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the fourth quarter of 2020 was 145%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.

96	Capital One Financial Corporation (COF)

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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of December 31, 2020, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $19.6 billion, of which only $72 million was used. Our FHLB membership is supported by our investment in FHLB stock of $30 million and $328 million as of December 31, 2020 and 2019, respectively, which was determined in part based on our outstanding advances. As of December 31, 2020, we pledged loans to secure a borrowing capacity of $20.0 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both December 31, 2020 and 2019.
Funding
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.
Deposits
Table 32 provides a comparison of average balances, interest expense and average deposit interest rates for the years ended December 31, 2020, 2019 and 2018.
Table 32: Deposits Composition and Average Deposit Interest Rates

	Year Ended December 31,
	2020			2019			2018
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$37,136	$129	0.35%	$34,343	$289	0.84%	$38,843	$245	0.63%
Saving deposits(2)	184,466	1,278	0.69	154,910	2,048	1.32	149,443	1,603	1.07
Time deposits less than $100,000	26,253	522	1.99	27,202	746	2.74	25,535	606	2.37
Total interest-bearing core deposits	247,855	1,929	0.78	216,455	3,083	1.42	213,821	2,454	1.15
Time deposits of $100,000 or more	15,424	236	1.53	15,154	337	2.22	7,672	143	1.87
Foreign deposits	—	—	—	—	—	—	267	1	0.41
Total interest-bearing deposits	$263,279	$2,165	0.82	$231,609	$3,420	1.48	$221,760	$2,598	1.17
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.

97	Capital One Financial Corporation (COF)

The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of December 31, 2020 and 2019, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”

Table 33 presents the contractual maturities of large-denomination domestic time deposits of $100,000 or more as of December 31, 2020 and 2019. Our funding and liquidity management activities factor into the expected maturities of these deposits.
Table 33: Maturities of Large-Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2020		2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$4,285	37.3%	$3,801	21.8%
> 3 months to 6 months	2,924	25.5	3,953	22.6
> 6 months to 12 months	2,106	18.3	6,139	35.2
> 12 months	2,167	18.9	3,564	20.4
Total	$11,482	100.0%	$17,457	100.0%
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by certain of our investment securities, multifamily real estate loans and commercial real estate loans.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of short-term FHLB advances and federal funds purchased, securities loaned or sold under agreements to repurchase, decreased by $6.6 billion to $668 million as of December 31, 2020 from December 31, 2019 driven by maturities of our short-term FHLB advances.
Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $8.5 billion to $39.9 billion as of December 31, 2020 from December 31, 2019 primarily due to the repurchase of a portion of our senior unsecured debt and net maturities in our credit card securitization program. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and FHLB advances and their respective maturities or redemptions for the years ended December 31, 2020, 2019 and 2018.
Table 34: Long-Term Funding

	Issuances			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2020	2019	2018	2020	2019	2018
Securitized debt obligations	$1,250	$6,673	$1,000	$6,868	$7,285	$2,673
Senior and subordinated notes	4,000	4,161	5,250	8,092	5,344	5,055
FHLB advances	—	—	750	—	251	9,108
Total	$5,250	$10,834	$7,000	$14,960	$12,880	$16,836

98	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 35 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2020 and 2019.
Table 35: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2020			December 31, 2019
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of February 18, 2021, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”), and Fitch Ratings (“Fitch”) have our credit ratings on a negative outlook.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 36 summarizes, by remaining contractual maturity, our significant contractual cash obligations as of December 31, 2020. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 36 excludes short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves, which are discussed in more detail in “Note 5—Variable Interest Entities and Securitizations,” “Note 14—Employee Benefit Plans” and “Note 18—Commitments, Contingencies, Guarantees and Others.”
Table 36: Contractual Obligations

	December 31, 2020
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)(2)	$21,381	$8,659	$2,581	$126	$32,747
Securitized debt obligations(2)	2,331	6,722	1,858	1,503	12,414
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	—	—	—	668
Senior and subordinated notes	3,878	8,520	8,149	6,835	27,382
Other borrowings	20	38	8	9	75
Total other debt(2)	4,566	8,558	8,157	6,844	28,125
Operating leases	296	522	396	721	1,935
Purchase obligations(3)	498	760	278	104	1,640
Total	$29,072	$25,221	$13,270	$9,298	$76,861
__________
(1)Includes only those interest-bearing deposits which have a contractual maturity date.
(2)These amounts represent the carrying value of the obligations and do not include amounts related to contractual interest obligations. Total contractual interest obligations were approximately $2.8 billion as of December 31, 2020, and represent forecasted net interest payments based on interest rates as of December 31, 2020. These forecasts use the contractual maturity date of each liability and include the impact of hedges where applicable.
(3)Represents substantial agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations are included through the termination date of the agreements even if the contract is renewable.

99	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 37 below. At the current level of interest rates, our interest rate sensitive revenue is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has increased as compared to December 31, 2019 mainly due to the decline in interest rates and the growth in deposits and cash.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 37 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increases in higher rate scenarios and decreases in lower interest rate scenarios. Similar to the changes in net interest income sensitivity, our current economic value of equity sensitivity to upward shocks has also increased as compared to December 31, 2019 mainly due to the decline in interest rates and the growth in deposits and cash.

100	Capital One Financial Corporation (COF)

Table 37 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of December 31, 2020 and 2019. In instances where a declining interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario.
Table 37: Interest Rate Sensitivity Analysis

	December 31, 2020	December 31, 2019
Estimated impact on projected baseline net interest income:
+200 basis points	5.6%	1.8%
+100 basis points	4.3	1.3
+50 basis points	2.4	1.1
–50 basis points	(0.9)	(0.5)
Estimated impact on economic value of equity:
+200 basis points	4.2	(3.6)
+100 basis points	6.0	0.5
+50 basis points	4.0	0.8
–50 basis points	(7.0)	(2.4)
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
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to foreign exchange risk primarily from the intercompany funding denominated in pound sterling (“GBP”) and the Canadian dollar (“CAD”) that we provide to our businesses in the U.K. and Canada and net equity investments in those businesses. We are also exposed to foreign exchange risk due to changes in the dollar-denominated value of future earnings and cash flows from our foreign operations and from our Euro (“EUR”)-denominated borrowings.
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 320 million GBP and 761 million GBP as of December 31, 2020 and 2019, respectively, and 5.3 billion CAD and 6.6 billion CAD as of December 31, 2020 and 2019, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR and 1.2 billion EUR as of December 31, 2020 and 2019, respectively.

101	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.7 billion GBP and 1.6 billion GBP as of December 31, 2020 and 2019, respectively, and 1.5 billion CAD and 1.4 billion CAD as of December 31, 2020 and 2019, respectively.
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
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority, the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel banks to contribute LIBOR data beyond December 31, 2021. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”), a group of private market participants and ex-officio members representing banking and financial sector regulators. The ARRC has recommended SOFR as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. While the ARRC has recommended SOFR as the replacement rate for LIBOR, there is acknowledgment that the development of a credit-sensitive element could be a complement to SOFR. It is unclear as to the likelihood and timing, but such a development would have impacts to our transition efforts.
On November 30, 2020, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced that it will consult on its intention to cease publication of the 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (Overnight 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. The continuation of USD LIBOR as a representative rate into mid-2023 allows many legacy USD LIBOR contracts to mature prior to cessation and should support customers’ and financial services firms’ building operational readiness to support new products and additional market developments. Responses were due on January 25, 2021 with a final decision thereafter.
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
•included LIBOR transition language (“fallback language”) for certain new legal contracts and agreements;
•started issuing securities and originating agency multifamily loans with SOFR-based features in 2020 to align with GSE new-issue requirements, and
•officially adhered to the International Swaps and Derivatives Association (“ISDA”) fallback protocol in January 2021.

102	Capital One Financial Corporation (COF)

We also continue to focus our transition efforts on:
•monitoring market developments for the application of hardwired language from the ARRC;
•engaging with industry experts to better understand the proposed IBA’s extension announcement and its impact on the markets and our transition plans;
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
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business.”

103	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Loans Held for Investment Portfolio Composition

	December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Credit Card:
Domestic credit card	$98,504	$118,606	$107,350	$105,293	$97,120
International card businesses	8,452	9,630	9,011	9,469	8,432
Total credit card	106,956	128,236	116,361	114,762	105,552
Consumer Banking:
Auto	65,762	60,362	56,341	53,991	47,916
Home loan	—	—	—	17,633	21,584
Retail banking	3,126	2,703	2,864	3,454	3,554
Total consumer banking	68,888	63,065	59,205	75,078	73,054
Commercial Banking:
Commercial and multifamily real estate	30,681	30,245	28,899	26,150	26,609
Commercial and industrial	45,099	44,263	41,091	38,025	39,824
Total commercial lending	75,780	74,508	69,990	64,175	66,433
Small-ticket commercial real estate	—	—	343	400	483
Total commercial banking	75,780	74,508	70,333	64,575	66,916
Other loans	—	—	—	58	64
Total loans	$251,624	$265,809	$245,899	$254,473	$245,586
Table B—Performing Delinquencies

	December 31,
	2020		2019		2018		2017		2016
(Dollars in millions)	Loans(1)(2)	Rate(3)	Loans(2)	Rate(3)	Loans(2)	Rate(3)	Loans(2)	Rate(3)	Loans(2)	Rate(3)
Delinquent loans:
30 – 59 days	$3,307	1.31%	$4,417	1.66%	$4,255	1.73%	$3,908	1.53%	$3,416	1.39%
60 – 89 days	1,467	0.58	2,513	0.94	2,406	0.98	2,086	0.82	1,833	0.75
90 – 119 days	552	0.22	975	0.37	866	0.35	862	0.34	771	0.31
120 – 149 days	407	0.16	813	0.31	736	0.30	734	0.29	628	0.26
150 or more days	343	0.14	619	0.23	632	0.26	637	0.25	537	0.22
Total	$6,076	2.41%	$9,337	3.51%	$8,895	3.62%	$8,227	3.23%	$7,185	2.93%
By geographic area:
Domestic	$5,855	2.32%	$9,002	3.38%	$8,578	3.49%	$7,883	3.10%	$6,902	2.81%
International	221	0.09	335	0.13	317	0.13	344	0.13	283	0.12
Total	$6,076	2.41%	$9,337	3.51%	$8,895	3.62%	$8,227	3.23%	$7,185	2.93%
Total loans held for investment	$251,624		$265,809		$245,899		$254,473		$245,586
__________
(1)Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(2)Performing TDRs totaled $1.7 billion, $1.3 billion, $1.4 billion, $1.9 billion and $1.6 billion as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(3)Delinquency rates are calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

104	Capital One Financial Corporation (COF)

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Nonperforming loans held for investment:
Credit Card:
International card businesses	$21	$25	$22	$24	$42
Total credit card	21	25	22	24	42
Consumer Banking:
Auto	294	487	449	376	223
Home loan	—	—	—	176	273
Retail banking	30	23	30	35	31
Total consumer banking	324	510	479	587	527
Commercial Banking:
Commercial and multifamily real estate	200	38	83	38	30
Commercial and industrial	450	410	223	239	988
Total commercial lending	650	448	306	277	1,018
Small-ticket commercial real estate	—	—	6	7	4
Total commercial banking	650	448	312	284	1,022
Other loans	—	—	—	4	8
Total nonperforming loans held for investment	$995	$983	$813	$899	$1,599
Other nonperforming assets	45	63	59	153	280
Total nonperforming assets	$1,040	$1,046	$872	$1,052	$1,879
Total nonperforming loans(1)	0.40%	0.37%	0.33%	0.35%	0.65%
Total nonperforming assets(2)	0.41	0.39	0.35	0.41	0.76
__________
(1)Nonperforming loan rate is calculated based on total nonperforming loans divided by period-end total loans held for investment.
(2)The denominator used in calculating the total nonperforming assets ratio consists of total loans held for investment and total other nonperforming assets.

105	Capital One Financial Corporation (COF)

Table D—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Average loans held for investment	$253,335	$247,450	$242,118	$245,565	$233,272
Net charge-offs	5,225	6,252	6,112	6,562	5,062
Net charge-off rate	2.06%	2.53%	2.52%	2.67%	2.17%
Table E—Summary of Allowance for Credit Losses and Reserve for Unfunded Lending Commitments

	December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Allowance for credit losses:
Balance at beginning of period(1)	$10,515	$7,220	$7,502	$6,503	$5,130
Charge-offs:
Credit card	(5,749)	(6,711)	(6,657)	(6,321)	(5,019)
Consumer banking	(1,534)	(1,917)	(1,832)	(1,677)	(1,226)
Commercial banking	(394)	(181)	(119)	(481)	(307)
Other	—	—	(7)	(34)	(3)
Total charge-offs	(7,677)	(8,809)	(8,615)	(8,513)	(6,555)
Recoveries:
Credit card	1,479	1,562	1,588	1,267	1,066
Consumer banking	956	970	851	639	406
Commercial banking	17	25	63	16	15
Other	—	—	1	29	6
Total recoveries	2,452	2,557	2,503	1,951	1,493
Net charge-offs	(5,225)	(6,252)	(6,112)	(6,562)	(5,062)
Provision for credit losses	10,238	6,223	5,858	7,563	6,491
Allowance build (release) for credit losses	5,013	(29)	(254)	1,001	1,429
Other changes	36	17	(28)	(2)	(56)
Balance at end of period	$15,564	$7,208	$7,220	$7,502	$6,503
Reserve for unfunded lending commitments:
Balance at beginning of period(2)	$172	$122	$124	$136	$168
Provision (benefit) for losses on unfunded lending commitments	23	13	(2)	(12)	(32)
Balance at end of period	195	135	122	124	136
Combined allowance and reserve at end of period	$15,759	$7,343	$7,342	$7,626	$6,639
Allowance for credit losses as a percentage of loans held for investment	6.19%	2.71%	2.94%	2.95%	2.65%
Combined allowance and reserve by geographic distribution:
Domestic	$15,218	$6,945	$6,951	$7,251	$6,262
International	541	398	391	375	377
Total	$15,759	$7,343	$7,342	$7,626	$6,639
Combined allowance and reserve by portfolio segment:
Credit card	$11,191	$5,395	$5,535	$5,648	$4,606
Consumer banking	2,715	1,043	1,052	1,249	1,109
Commercial banking	1,853	905	755	728	922
Other	—	—	—	1	2
Total	$15,759	$7,343	$7,342	$7,626	$6,639
__________
(1)Includes both the cumulative effects from adoption of the CECL standard of $2.8 billion and the reclassification of our finance charge and fee reserve of $462 million to our allowance for credit losses in the first quarter of 2020.
(2)Includes cumulative effects from adoption of the CECL standard of $37 million in the first quarter of 2020.

106	Capital One Financial Corporation (COF)

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
Table F—Reconciliation of Non-GAAP Measures

	December 31,
(Dollars in millions, except as noted)	2020	2019	2018	2017	2016
Tangible Common Equity (Period-End):
Stockholders’ equity	$60,204	$58,011	$51,668	$48,730	$47,514
Goodwill and intangible assets(1)	(14,809)	(14,932)	(14,941)	(15,106)	(15,420)
Noncumulative perpetual preferred stock	(4,847)	(4,853)	(4,360)	(4,360)	(4,360)
Tangible common equity	$40,548	$38,226	$32,367	$29,264	$27,734
Tangible Common Equity (Average):
Stockholders’ equity	$58,201	$55,690	$50,192	$49,530	$48,753
Goodwill and intangible assets(1)	(14,875)	(14,927)	(15,017)	(15,308)	(15,550)
Noncumulative perpetual preferred stock	(5,247)	(4,729)	(4,360)	(4,360)	(3,591)
Tangible common equity	$38,079	$36,034	$30,815	$29,862	$29,612
Tangible Assets (Period-End):
Total assets	$421,602	$390,365	$372,538	$365,693	$357,033
Goodwill and intangible assets(1)	(14,809)	(14,932)	(14,941)	(15,106)	(15,420)
Tangible assets	$406,793	$375,433	$357,597	$350,587	$341,613
Tangible Assets (Average):
Total assets	$411,187	$374,924	$363,036	$354,924	$339,974
Goodwill and intangible assets(1)	(14,875)	(14,927)	(15,017)	(15,308)	(15,550)
Tangible assets	$396,312	$359,997	$348,019	$339,616	$324,424
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	10.0%	10.2%	9.1%	8.3%	8.1%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

107	Capital One Financial Corporation (COF)

Table G—Selected Quarterly Financial Information

(Dollars in millions, except per share data and as noted) (unaudited)	2020				2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$6,391	$6,215	$6,318	$7,109	$7,270	$7,075	$7,076	$7,092
Interest expense	518	660	858	1,084	1,204	1,338	1,330	1,301
Net interest income	5,873	5,555	5,460	6,025	6,066	5,737	5,746	5,791
Provision for credit losses	264	331	4,246	5,423	1,818	1,383	1,342	1,693
Net interest income after provision for credit losses	5,609	5,224	1,214	602	4,248	4,354	4,404	4,098
Non-interest income	1,464	1,826	1,096	1,224	1,361	1,222	1,378	1,292
Non-interest expense	4,009	3,548	3,770	3,729	4,161	3,872	3,779	3,671
Income (loss) from continuing operations before income taxes	3,064	3,502	(1,460)	(1,903)	1,448	1,704	2,003	1,719
Income tax provision (benefit)	496	1,096	(543)	(563)	270	375	387	309
Income (loss) from continuing operations, net of tax	2,568	2,406	(917)	(1,340)	1,178	1,329	1,616	1,410
Income (loss) from discontinued operations, net of tax	(2)	—	(1)	—	(2)	4	9	2
Net income (loss)	2,566	2,406	(918)	(1,340)	1,176	1,333	1,625	1,412
Dividends and undistributed earnings allocated to participating securities	(19)	(20)	(1)	(3)	(7)	(10)	(12)	(12)
Preferred stock dividends	(68)	(67)	(90)	(55)	(97)	(53)	(80)	(52)
Issuance cost for redeemed preferred stock	(17)	—	—	(22)	(31)	—	—	—
Net income (loss) available to common stockholders	$2,462	$2,319	$(1,009)	$(1,420)	$1,041	$1,270	$1,533	$1,348
Common share statistics:
Basic earnings per common share:
Net income (loss) from continuing operations	$5.36	$5.07	$(2.21)	$(3.10)	$2.26	$2.70	$3.24	$2.87
Income from discontinued operations	—	—	—	—	—	0.01	0.02	—
Net income (loss) per basic common share	$5.36	$5.07	$(2.21)	$(3.10)	$2.26	$2.71	$3.26	$2.87
Diluted earnings per common share:
Net income (loss) from continuing operations	$5.35	$5.06	$(2.21)	$(3.10)	$2.25	$2.68	$3.22	$2.86
Income from discontinued operations	—	—	—	—	—	0.01	0.02	—
Net income (loss) per diluted common share	$5.35	$5.06	$(2.21)	$(3.10)	$2.25	$2.69	$3.24	$2.86
Weighted-average common shares outstanding (in millions):
Basic common shares	459.1	457.8	456.7	457.6	460.9	469.5	470.8	469.4
Diluted common shares	460.2	458.5	456.7	457.6	463.4	471.8	473.0	471.6
Balance sheet (average balances):
Loans held for investment	$247,689	$249,511	$253,358	$262,889	$258,870	$246,147	$242,653	$241,959
Interest-earning assets	388,252	391,451	378,145	355,347	349,150	340,949	338,026	337,793
Total assets	420,011	422,854	411,075	390,380	383,162	374,905	371,095	370,394
Interest-bearing deposits	274,142	276,339	261,256	241,115	236,250	232,063	230,452	227,572
Total deposits	304,513	305,516	288,344	264,653	260,040	255,082	253,634	251,410
Borrowings	40,662	44,161	49,827	51,795	51,442	49,413	49,982	53,055
Common equity	54,220	51,995	52,413	53,186	52,641	52,566	50,209	48,359
Total stockholders’ equity	59,389	57,223	57,623	58,568	58,148	57,245	54,570	52,720

108	Capital One Financial Corporation (COF)

Glossary and Acronyms
2019 Stock Repurchase Program: On June 27, 2019, we announced that our Board of Directors authorized the repurchase of up to $2.2 billion of shares of our common stock from the third quarter of 2019 through the end of the second quarter of 2020.
Amortized cost: The amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange and fair value hedge accounting adjustments.
Annual Report: References to our “2020 Form 10-K” or “2020 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Banks: Refers to COBNA and CONA.
Basel Committee: The Basel Committee on Banking Supervision.
Basel III Advanced Approaches: Following the Tailoring Rule, the Basel III Advanced Approaches was mandatory for Category I and II institutions. Category III institutions, such as us, are no longer subject to the Basel III Advanced Approaches framework effective January 1, 2020.
Basel III Capital Rules: The regulatory capital requirements established by the Federal Banking Agencies in July 2013 to implement the Basel III capital framework developed by the Basel Committee as well as certain Dodd-Frank Act and other capital provisions.
Basel III Standardized Approach: The Basel III Capital Rules modified Basel I to create the Basel III Standardized Approach.
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”): Legislation signed into laws on March 27, 2020. This law, among other things, authorized a number of lending programs to support the flow of credit to consumers and businesses and gave the banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of COVID-19 as being TDRs, which was extended by the Consolidated Appropriations Act 2021.
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
Common equity Tier 1 (“CET1”) capital: Calculated as the sum of common equity, related surplus and retained earnings, and accumulated other comprehensive income net of applicable phase-ins, less goodwill and intangibles net of associated deferred tax liabilities and applicable phase-ins, less other deductions, as defined by regulators.
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
Eligible retained income: The greater of (a) a banking organization's net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, or (b) the average of a banking organization's net income over the preceding four quarters.
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
Investment grade: Represents Moody’s long-term rating of Baa3 or better; and/or a Standard & Poor’s long-term rating of BBB- or better; or if unrated, an equivalent rating using our internal risk ratings. Instruments that fall below these levels are considered to be non-investment grade.
Investor entities: Entities that invest in community development entities (“CDE”) that provide debt financing to businesses and non-profit entities in low-income and rural communities.
LCR Rule: In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III Liquidity Coverage Ratio (“LCR”) in the United States. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets by its estimated net cash outflow, as defined and calculated in accordance with the LCR Rule.

110	Capital One Financial Corporation (COF)

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
Managed presentation: A non-GAAP presentation of business segment results derived from our internal management accounting and reporting process, which employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources and are intended to reflect each segment as if it were a stand-alone business.
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
NSFR Rule: The Federal Banking Agencies issued a rule in October 2020 implementing the net stable funding ratio (“NSFR”). The NSFR measures the stability of our funding profile and requires us to maintain minimum amounts of stable funding to support our assets, commitments and derivatives exposures over a one-year period.
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
Purchased credit-impaired (“PCI”) loans: Loans acquired in a business combination or asset acquisition that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Rating agency: An independent agency that assesses the credit quality and likelihood of default of an issue or issuer and assigns a rating to that issue or issuer.

111	Capital One Financial Corporation (COF)

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
Stress capital buffer: A component of our new standardized approach capital conservation buffer, which will be recalibrated annually based on the results of our supervisory stress tests.
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
GBP: Pound sterling
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
IBOR: Interbank Offered Rate
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation

113	Capital One Financial Corporation (COF)

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
SCB: Stress Capital Buffer
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

/s/ R. SCOTT BLACKLEY
R. Scott Blackley
Chief Financial Officer

February 25, 2021

116	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

117	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including adoption of the change in method of accounting for credit losses, was a critical audit matter.
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

118	Capital One Financial Corporation (COF)

Allowance for credit losses—Credit Card and Consumer Banking
Description of the Matter
As discussed above and in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses. On January 1, 2020, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which resulted in an increase to the allowance for credit losses (ACL or allowance) for the credit card and consumer banking portfolios of $2.2 billion and $0.5 billion, respectively. At December 31, 2020, the Company’s allowance for the credit card and consumer banking portfolios was $11.2 billion and $2.7 billion, respectively. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the ACL represents management’s current estimate of expected credit losses over the contractual terms of the Company’s held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of complex econometric statistical loss forecasting models tailored to each portfolio based on, among other things, expected economic conditions; historical loss, recovery, and paydown experience; account seasoning; and the value of collateral underlying secured loans. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.

Auditing the allowance for the credit card and consumer banking portfolios was especially challenging and highly judgmental due to the significant complexity of the loss forecasting models used in the quantitative element and the significant judgment required in establishing the qualitative element. The qualitative element requires management to make significant judgments regarding current and forward-looking conditions, internal and external factors, and uncertainty as it relates to economic, model, or forecasts risks, where not already captured in the modeled results.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the internal controls over the ACL process, including, among others, controls over the development, operation, and monitoring of loss forecasting models and management review controls over key assumptions and qualitative judgments used in reviewing the final credit card and consumer banking allowance results, including the economic forecast. Our tests of controls included observation of certain of management’s quarterly ACL governance meetings, at which key management judgments, qualitative adjustments, and final ACL results are subjected to critical challenge by management groups independent of the group responsible for producing the ACL estimate.
We involved EY specialists in testing management’s credit card and consumer banking econometric statistical loss forecasting models including evaluating model methodology, model performance and testing key modeling assumptions as well as model governance and the economic forecast used by the ACL models. We compared actual loss history with prior forecasts at a disaggregated loan portfolio level to evaluate the reasonableness of management’s consumer forecasts (e.g., look-back analysis).
We performed sensitivity analysis on the ACL, charge-off and delinquency rates, and coverage ratios used within each segment of the credit card and consumer banking allowance. Our audit response also included specific substantive tests of management’s process to measure credit card and consumer banking qualitative factors, including those related to the significant judgments made by management outlined above. We compared calculations to alternative model scenarios and industry peer data and compared qualitative factors to prior periods and prior economic cycles. We also evaluated if credit card and consumer banking allowance qualitative factors were applied based on a comprehensive framework and that all available information was considered, well-documented, and consistently applied.

119	Capital One Financial Corporation (COF)

Goodwill Impairment Assessment
Description of the Matter
At December 31, 2020, the Company’s goodwill was $14.7 billion recorded across four reporting units. As discussed in Note 1 and Note 6 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying value. Management uses a discounted cash flow analysis (DCF) to calculate the fair value of its reporting units.
Auditing of the annual goodwill impairment test was especially challenging, complex, and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. The fair value estimate is sensitive to significant assumptions including prospective financial information (PFI) and market discount rates. These PFI assumptions require management to make judgments about future loan and deposit growth, revenue and expenses, and credit losses. Management utilizes a financial forecasting process to estimate the PFI and an estimation process to determine the appropriate discount rates.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 25, 2021

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2020	2019	2018
Interest income:
Loans, including loans held for sale	$24,074	$25,862	$24,728
Investment securities	1,877	2,411	2,211
Other	82	240	237
Total interest income	26,033	28,513	27,176
Interest expense:
Deposits	2,165	3,420	2,598
Securitized debt obligations	232	523	496
Senior and subordinated notes	679	1,159	1,125
Other borrowings	44	71	82
Total interest expense	3,120	5,173	4,301
Net interest income	22,913	23,340	22,875
Provision for credit losses	10,264	6,236	5,856
Net interest income after provision for credit losses	12,649	17,104	17,019
Non-interest income:
Interchange fees, net	3,017	3,179	2,823
Service charges and other customer-related fees	1,243	1,330	1,585
Net securities gains (losses)	25	26	(209)
Other	1,325	718	1,002
Total non-interest income	5,610	5,253	5,201
Non-interest expense:
Salaries and associate benefits	6,805	6,388	5,727
Occupancy and equipment	2,118	2,098	2,118
Marketing	1,610	2,274	2,174
Professional services	1,312	1,237	1,145
Communications and data processing	1,215	1,290	1,260
Amortization of intangibles	60	112	174
Other	1,936	2,084	2,304
Total non-interest expense	15,056	15,483	14,902
Income from continuing operations before income taxes	3,203	6,874	7,318
Income tax provision	486	1,341	1,293
Income from continuing operations, net of tax	2,717	5,533	6,025
Income (loss) from discontinued operations, net of tax	(3)	13	(10)
Net income	2,714	5,546	6,015
Dividends and undistributed earnings allocated to participating securities	(20)	(41)	(40)
Preferred stock dividends	(280)	(282)	(265)
Issuance cost for redeemed preferred stock	(39)	(31)	0
Net income available to common stockholders	$2,375	$5,192	$5,710
Basic earnings per common share:
Net income from continuing operations	$5.20	$11.07	$11.92
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)
Net income per basic common share	$5.19	$11.10	$11.90
Diluted earnings per common share:
Net income from continuing operations	$5.19	$11.02	$11.84
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)
Net income per diluted common share	$5.18	$11.05	$11.82

See Notes to Consolidated Financial Statements.
121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Net income	$2,714	$5,546	$6,015
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	1,259	650	(459)
Net unrealized gains (losses) on hedging relationships	1,008	772	(74)
Foreign currency translation adjustments	76	70	(39)
Net changes in securities held to maturity	0	26	447
Other	3	13	(11)
Other comprehensive income (loss), net of tax	2,346	1,531	(136)
Comprehensive income	$5,060	$7,077	$5,879

See Notes to Consolidated Financial Statements.
122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,708	$4,129
Interest-bearing deposits and other short-term investments	35,801	9,278
Total cash and cash equivalents	40,509	13,407
Restricted cash for securitization investors	262	342
Securities available for sale (amortized cost of $97.6 billion and allowance for credit losses of $1 million as of December 31, 2020)	100,445	79,213
Loans held for investment:
Unsecuritized loans held for investment	225,698	231,992
Loans held in consolidated trusts	25,926	33,817
Total loans held for investment	251,624	265,809
Allowance for credit losses	(15,564)	(7,208)
Net loans held for investment	236,060	258,601
Loans held for sale ($596 million and $251 million carried at fair value at December 31, 2020 and 2019, respectively)	2,710	400
Premises and equipment, net	4,287	4,378
Interest receivable	1,471	1,758
Goodwill	14,653	14,653
Other assets	21,205	17,613
Total assets	$421,602	$390,365

Liabilities:
Interest payable	$352	$439
Deposits:
Non-interest-bearing deposits	31,142	23,488
Interest-bearing deposits	274,300	239,209
Total deposits	305,442	262,697
Securitized debt obligations	12,414	17,808
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	314
Senior and subordinated notes	27,382	30,472
Other borrowings	75	7,103
Total other debt	28,125	37,889
Other liabilities	15,065	13,521
Total liabilities	361,398	332,354
Commitments, contingencies and guarantees (see Note 18)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both December 31, 2020 and 2019)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 679,932,837 and 672,969,391 shares issued as of December 31, 2020 and 2019, respectively; 458,972,202 and 456,562,399 shares outstanding as of December 31, 2020 and 2019, respectively)	7	7
Additional paid-in capital, net	33,480	32,980
Retained earnings	40,088	40,340
Accumulated other comprehensive income	3,494	1,156
Treasury stock, at cost (par value $0.01 per share; 220,960,635 and 216,406,992 shares as of December 31, 2020 and 2019, respectively)	(16,865)	(16,472)
Total stockholders’ equity	60,204	58,011
Total liabilities and stockholders’ equity	$421,602	$390,365

See Notes to Consolidated Financial Statements.
123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	4,475,000	$0	661,724,927	$7	$31,656	$30,700	$(926)	$(12,707)	$48,730
Cumulative effects from adoption of new accounting standards						201	(201)		0
Comprehensive income (loss)						6,015	(136)		5,879
Dividends—common stock(1)			35,813	0	3	(776)			(773)
Dividends—preferred stock						(265)			(265)
Purchases of treasury stock								(2,284)	(2,284)
Issuances of common stock and restricted stock, net of forfeitures			4,183,783	0	175				175
Exercises of stock options and warrants			2,024,546	0	38				38
Compensation expense for restricted stock awards, restricted stock units and stock options					168				168
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						5,546	1,531		7,077
Effects from transfer of securities held to maturity to available for sale							888		888
Dividends—common stock(1)			49,963	0	4	(757)			(753)
Dividends—preferred stock						(282)			(282)
Purchases of treasury stock								(1,481)	(1,481)
Issuances of common stock and restricted stock, net of forfeitures			4,678,940	0	199				199
Exercises of stock options			271,419	0	17				17
Issuances of preferred stock	1,500,000	0			1,462				1,462
Redemptions of preferred stock	(1,000,000)	0			(969)	(31)			(1,000)
Compensation expense for restricted stock units and stock options					227				227
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						2,714	2,346		5,060
Dividends—common stock(1)			32,466	0	3	(463)			(460)
Dividends—preferred stock						(280)			(280)
Purchases of treasury stock								(393)	(393)
Issuances of common stock and restricted stock, net of forfeitures			5,539,010	0	241				241
Exercises of stock options			1,391,970	0	62				62
Issuances of preferred stock	1,375,000	0			1,330				1,330
Redemptions of preferred stock	(1,375,000)	0			(1,336)	(39)			(1,375)
Compensation expense for restricted stock units and stock options					200				200
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
__________
(1)We declared dividends per share on our common stock of $0.40 in both of the first two quarters and $0.10 in both of the latter two quarters of 2020 and $0.40 in each quarter of 2019 and 2018.

See Notes to Consolidated Financial Statements.
124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Operating activities:
Income from continuing operations, net of tax	$2,717	$5,533	$6,025
Income (loss) from discontinued operations, net of tax	(3)	13	(10)
Net income	2,714	5,546	6,015
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	10,264	6,236	5,856
Depreciation and amortization, net	3,501	3,339	2,396
Deferred tax provision (benefit)	(1,627)	(296)	714
Net securities losses (gains)	(25)	(26)	209
Gain on sales of loans	(6)	(50)	(548)
Stock-based compensation expense	203	239	170
Other (including unrealized gains from equity investments)	(520)	0	(125)
Loans held for sale:
Originations and purchases	(10,055)	(9,798)	(9,039)
Proceeds from sales and paydowns	9,856	10,668	8,442
Changes in operating assets and liabilities:
Changes in interest receivable	287	(63)	(74)
Changes in other assets	979	662	476
Changes in interest payable	(87)	(19)	45
Changes in other liabilities	1,212	194	(1,553)
Net change from discontinued operations	3	7	(6)
Net cash from operating activities	16,699	16,639	12,978
Investing activities:
Securities available for sale:
Purchases	(43,026)	(12,105)	(14,022)
Proceeds from paydowns and maturities	22,324	8,553	7,510
Proceeds from sales	812	4,780	6,399
Securities held to maturity:
Purchases	0	(396)	(19,166)
Proceeds from paydowns and maturities	0	5,050	2,419
Loans:
Net changes in loans held for investment	4,136	(21,280)	1,015
Principal recoveries of loans previously charged off	2,452	2,557	2,503
Net purchases of premises and equipment	(710)	(887)	(874)
Net cash from acquisition activities	(7)	(8,393)	(600)
Net cash from other investing activities	(822)	(877)	(802)
Net cash from investing activities	(14,841)	(22,998)	(15,618)

See Notes to Consolidated Financial Statements.
125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Financing activities:
Deposits and borrowings:
Changes in deposits	$42,519	$12,643	$6,077
Issuance of securitized debt obligations	1,248	6,656	997
Maturities and paydowns of securitized debt obligations	(6,885)	(7,285)	(2,673)
Issuance of senior and subordinated notes and long-term FHLB advances	3,987	4,142	5,977
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(8,156)	(5,595)	(14,163)
Changes in other borrowings	(6,674)	(2,104)	8,671
Common stock:
Net proceeds from issuances	241	199	175
Dividends paid	(460)	(753)	(773)
Preferred stock:
Net proceeds from issuances	1,330	1,462	0
Dividends paid	(280)	(282)	(265)
Redemptions	(1,375)	(1,000)	0
Purchases of treasury stock	(393)	(1,481)	(2,284)
Proceeds from share-based payment activities	62	17	38
Net cash from financing activities	25,164	6,619	1,777
Changes in cash, cash equivalents and restricted cash for securitization investors	27,022	260	(863)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	13,749	13,489	14,352
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$40,771	$13,749	$13,489
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$2,192	$1,589	$855
Transfers from securities held to maturity to securities available for sale	0	33,187	0
Interest paid	3,580	4,790	3,933
Income tax paid	988	626	407

See Notes to Consolidated Financial Statements.
126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of December 31, 2020, our principal subsidiaries included:
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
Balance Sheet Offsetting of Financial Assets and Liabilities
Derivative contracts that we execute bilaterally in the over-the-counter (“OTC”) market or are centrally cleared are generally governed by enforceable master netting arrangements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under netting arrangements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting arrangements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting arrangements, we do not offset our derivative positions for balance sheet presentation. See “Note 9—Derivative Instruments and Hedging Activities” for more details.
We also elect to present securities purchased or sold under resale or repurchase agreements on a net basis when a legally enforceable master netting agreement exists and other applicable criteria are met. Security collateral received from or pledged to the counterparties are not eligible for netting and are presented gross in our consolidated balance sheet. See “Note 8—Deposits and Borrowings” and “Note 9—Derivative Instruments and Hedging Activities” for more details.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Accounting Policies Impacted by our Adoption of the CECL Standard
In the first quarter of 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL standard”) and updated the significant accounting policies described under the "Investment Securities" and "Loans" sections below.
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
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale. We did not have any securities that were classified as held to maturity as of December 31, 2020 and 2019.
We report securities available for sale on our consolidated balance sheets at fair value. The amortized cost of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest, amortization of premiums, discounts, and net deferred fees and costs, any applicable fair value hedge accounting adjustments, collection of cash, and charge-offs. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets. Unrealized gains or losses are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). Unamortized premiums, discounts and other basis adjustments for available for sale securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method. However, premiums on certain callable investment securities are amortized to the earliest call date. We record purchases and sales of investment securities available for sale on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first-in first-out method of identification, and are included in non-interest income in our consolidated statements of income. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets.
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
PCD securities require the recognition of an allowance for credit losses at the time of acquisition. The allowance for credit losses is not recognized in provision for credit losses. Instead, the purchase price and the initial allowance collectively represent the amortized cost basis of a PCD security. Any non-credit discount or premium at the date of acquisition is amortized into interest income over the remaining life of the security. Subsequent to the date of purchase, we remeasure the allowance for credit losses on the amortized cost basis using the same policies as for other debt securities available for sale and changes are recognized through our provision for credit losses. See further discussion below under the “Allowance for Credit Losses - Available for Sale Investment Securities” section of this Note.

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
Allowance for Credit Losses - Available for Sale Investment Securities
We maintain an allowance for credit losses (“allowance”) that represents management’s current estimate of expected credit losses over the contractual terms of our investment securities classified as available for sale. When an investment security available for sale is impaired due to credit factors, we recognize a provision for credit losses in our consolidated statements of income and an allowance for credit losses on our consolidated balance sheets. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have an allowance for credit losses as the investment security could be sold at its fair value to prevent realization of credit losses. We exclude accrued interest from the fair value and amortized cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.
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
Loans
Our loan portfolio consists of loans held for investment, including loans underlying our consolidated securitization trusts, and loans held for sale and is divided into three portfolio segments: credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate loans as well as commercial and industrial loans.

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
Interest income is recognized on performing loans on an accrual basis. We defer loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the effective interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. The amortized cost of loans held for investment is subject to our allowance for credit losses methodology described below under the “Allowance for Credit Losses - Loans Held for Investment” section of this Note.
Loans Held for Sale
Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Multifamily commercial real estate loans originated with the intent to sell to government-sponsored enterprises are accounted for under the fair value option. We elect the fair value option on these loans as part of our management of interest rate risk along with the corresponding forward sale commitments. Loan origination fees and direct loan origination costs are recognized as incurred and are reported in other non-interest income in the consolidated statements of income. Interest income is calculated based on the loan's stated rate of interest and is reported in interest income in the consolidated statements of income. Fair value adjustments are recorded in other non-interest income in the consolidated statements of income.
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
We account for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination. We also account for loans under this guidance when the loans were previously accounted for under the accounting guidance for purchased credit impaired loans and debt securities (“PCI”) prior to our adoption of the CECL standard. We refer to these loans which are accounted for under accounting guidance for purchased financial assets with more-than-insignificant deterioration in credit quality since origination as “PCD loans”.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Modified loans and troubled debt restructurings: Modified loans, including TDRs, that are current at the time of the restructuring remain in accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming.
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
Allowance for Credit Losses - Loans Held for Investment
We maintain an allowance for credit losses (“allowance”) that represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment. We measure the allowance on a quarterly basis through consideration of past events, including historical experience, current conditions and reasonable and supportable forecasts.
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
Our credit card and consumer banking loan portfolios consist of smaller-balance, homogeneous loans. The consumer banking loan portfolio is divided into two primary portfolio segments: auto loans and retail banking loans. The credit card and consumer banking loan portfolios are further divided by our business units into groups based on common risk characteristics, such as origination year, contract type, interest rate, borrower credit score and geography. The commercial banking loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to reviews that result in internal risk ratings. In assessing the risk rating of a particular commercial banking loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience and industry-specific information that management believes is relevant in determining and measuring expected credit losses. Subjective assessment and interpretation are involved. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that commercial banking loan.
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
The allowance related to credit card and consumer banking loans assessed on a pooled basis is based on a modeled calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of historical losses in each pool based upon various statistical analyses, with adjustments for current conditions and reasonable and supportable forecasts of conditions, which includes expected economic conditions. Loss forecast models are utilized to estimate expected credit losses and consider several portfolio indicators including, but not limited to, expected economic conditions, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, borrower credit scores and general business trends. Management believes these factors are relevant in estimating expected credit losses and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance.
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
Significant Accounting Policies Prior to our Adoption of the CECL Standard
Loans Held for Investment - Estimate of Incurred Loan and Lease Losses
In periods prior to 2020, the allowance represented management’s current estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. The provision for credit losses reflected credit losses we believed had been incurred and would eventually be recognized over time through charge-offs.
Management performed a quarterly analysis of our loan portfolio to determine if impairment had occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. We applied documented systematic methodologies to separately calculate the allowance for our credit card, consumer banking and commercial banking loan portfolios. Our allowance for loan and lease losses consisted of three components that were allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; (ii) an asset-specific component for individually impaired loans; and (iii) a component related to PCI loans that experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components was supplemented by an amount that represented management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance.
The component of the allowance related to credit card and consumer banking loans that we collectively evaluated for impairment was based on a statistical calculation. The component of the allowance for commercial banking loans that we collectively evaluated for impairment was based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio. The asset-specific component of the allowance includes smaller-balance homogeneous credit card and consumer banking loans whose terms have been modified in a TDR and larger-balance nonperforming, non-homogeneous commercial banking loans. We generally measured the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. In addition to the allowance, we also estimated probable losses related to contractually binding unfunded lending commitments.
Loans Acquired - Credit Impaired
For PCI loans, we aggregated loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset, with a single composite interest rate and an aggregate fair value and expected cash flows.
Subsequent to acquisition, decreases in expected cash flows resulting from credit deterioration subsequent to acquisition generally resulted in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Significant increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses. See “Note 3—Loans” for additional information.
We recorded charge-offs on PCI loans only if actual losses exceed estimated credit losses incorporated into the fair value recorded at acquisition. Further, PCI loans are not classified as delinquent or nonperforming.
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
Restricted Equity Investments
We have investments in Federal Home Loan Banks (“FHLB”) stock and in the Board of Governors of the Federal Reserve System (“Federal Reserve”) stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable, are carried at cost, and are reviewed for impairment if there is any indicator of impairment.
Litigation
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
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel, or covering eligible charges. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, rewards expense is generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed and is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. We expect the vast majority of all rewards earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $5.4 billion and $4.7 billion as of December 31, 2020 and 2019, respectively.
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
Interchange Income
Interchange income generally represents fees for standing ready to authorize and providing settlement on credit and debit card transactions processed through the MasterCard® (“MasterCard”) and Visa® (“Visa”) interchange networks. The levels and structure of interchange rates set by MasterCard and Visa and can vary based on cardholder purchase volumes, among other factors. We recognize interchange income upon settlement. See “Note 17—Business Segments and Revenue from Contracts with Customers” for additional details.
Card Partnership Agreements
We have contractual agreements with certain retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and cobrand credit card loans to these customers over the term of the partnership agreements, which typically range from two years to ten years.
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties or other special bonuses to these partners. Depending upon the nature of the payments, they are recorded as reductions of revenue, marketing expenses or other operating expenses. Our credit card partnership agreements may also provide for profit or revenue sharing payments which are presented as a reduction of the related revenue line item(s) when owed to the partner.
When a partner agrees to share a portion of the credit losses associated with the partnership, we evaluate the contractual provisions for the loss share payments as well as applicable accounting guidance to determine whether to present the sharing of losses on a gross or net basis in our consolidated financial statements. When loss sharing amounts due from partners are presented on a net basis, they are recorded as a reduction to our provision for credit losses in our consolidated statements of income and reduce the charge-off amounts that we report. The allowance for credit losses attributable to these portfolios is also reduced by the expected reimbursements from these partners for loss sharing amounts. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for additional information related to our loss sharing arrangements. For loss sharing arrangements presented on a gross basis, any loss share payments due from the partner are recorded as a part of revenue, and the allowance for credit losses is not reduced by the expected loss share reimbursements, but rather an indemnification asset is recorded. Our consolidated net income is the same regardless of how revenue and loss sharing arrangements are reported.
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
We currently have one partnership agreement that meets the definition of a collaborative agreement. We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.1 billion, $1.0 billion and $1.3 billion in December 31, 2020, 2019 and 2018, respectively, for amounts earned by the partner pursuant to the partnership agreement. The impact of all of our loss sharing arrangements that are presented on a net basis is included in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
We are authorized to issue stock–based compensation to employees and directors in various forms, primarily as restricted stock units (“RSUs”), performance share units and stock options. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash.
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
For RSUs and performance share units, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Stock-based compensation expense for equity classified stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Certain share-settled awards have discretionary vesting conditions which result in the remeasurement of these awards at fair value each reporting period and the potential for compensation expense to fluctuate with changes in our stock price. See “Note 13—Stock-Based Compensation Plans” for additional details.
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
Earnings Per Share
Earnings per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared or accumulated and participation rights in undistributed earnings as if all such earnings had been distributed during the period. We have unvested share-based payment awards which have a right to receive non-forfeitable dividends, which are deemed to be participating securities.
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
Accounting Standards Adopted During the Twelve Months Ended December 31, 2020

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

Additionally, we made a prospective change to present our finance charge and fee reserve as a component of our allowance for credit losses instead of as an offset to our loans held for investment. This balance sheet reclassification increased our allowance for credit losses by $462 million as of January 1, 2020, with a corresponding increase to our loans held for investment.

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
This ASU is effective from March 12, 2020 through December 31, 2022 with early adoption as of January 1, 2020 permitted.

We adopted certain provisions related to derivative contract modifications and hedge accounting in this guidance in the fourth quarter of 2020, using the prospective method of adoption.

The early adoption of the expedients in the guidance eased the administrative burden of accounting for London Interbank Offering Rate (“LIBOR”) related contract modifications. Our adoption of this standard did not have a material impact on our consolidated financial statements.

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both December 31, 2020 and 2019.
In the first quarter of 2020, we adopted the CECL standard which resulted in an increase of the amortized cost basis and related allowance for credit losses of PCD securities classified as available for sale. The allowance for credit losses for these PCD securities is limited to the amount by which the amortized cost basis of the security exceeds its fair value. This limitation resulted in an increase of $11 million to our retained earnings with a corresponding decrease in AOCI at adoption. Our disclosures below reflect these adoption changes. Prior period presentation was not reclassified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of December 31, 2020 and 2019. Accrued interest receivable of $230 million as of December 31, 2020 is not included in the below table.
Table 2.1: Investment Securities Available for Sale

	December 31, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,302	$0	$16	$0	$9,318
RMBS:
Agency	73,248	0	2,326	(108)	75,466
Non-agency	1,035	(1)	204	(1)	1,237
Total RMBS	74,283	(1)	2,530	(109)	76,703
Agency CMBS	11,298	0	448	(11)	11,735
Other securities(1)	2,686	0	3	0	2,689
Total investment securities available for sale	$97,569	$(1)	$2,997	$(120)	$100,445

	December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,122	$6	$(4)	$4,124
RMBS:
Agency	62,003	1,120	(284)	62,839
Non-agency	1,235	266	(2)	1,499
Total RMBS	63,238	1,386	(286)	64,338
Agency CMBS	9,303	165	(42)	9,426
Other securities(1)	1,321	4	0	1,325
Total investment securities available for sale	$77,984	$1,561	$(332)	$79,213
__________
(1)Includes $1.8 billion and $117 million of asset-backed securities (“ABS”) as of December 31, 2020, and 2019, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019. The amounts as of December 31, 2020 only include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$0	$0	$0	$0	$0	$0
RMBS:
Agency	7,424	(57)	1,791	(51)	9,215	(108)
Non-agency	12	0	0	0	12	0
Total RMBS	7,436	(57)	1,791	(51)	9,227	(108)
Agency CMBS	1,545	(7)	267	(4)	1,812	(11)
Other securities(1)	114	0	1	0	115	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$9,095	$(64)	$2,059	$(55)	$11,154	$(119)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$2,647	$(4)	$0	$0	$2,647	$(4)
RMBS:
Agency	10,494	(92)	10,567	(192)	21,061	(284)
Non-agency	35	(1)	16	(1)	51	(2)
Total RMBS	10,529	(93)	10,583	(193)	21,112	(286)
Agency CMBS	2,580	(23)	1,563	(19)	4,143	(42)
Other securities(1)	126	0	106	0	232	0
Total investment securities available for sale in a gross unrealized loss position	$15,882	$(120)	$12,252	$(212)	$28,134	$(332)
__________
(1)    Includes primarily other asset-backed securities, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 320 securities in gross unrealized loss positions as of December 31, 2020.

144	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of December 31, 2020. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2020
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$202	$9,116	$0	$0	$9,318
RMBS(1):
Agency	0	65	1,175	74,226	75,466
Non-agency	0	0	0	1,237	1,237
Total RMBS	0	65	1,175	75,463	76,703
Agency CMBS(1)	90	2,896	5,645	3,104	11,735
Other securities	340	2,073	276	0	2,689
Total securities available for sale	$632	$14,150	$7,096	$78,567	$100,445
Amortized cost of securities available for sale	$628	$14,091	$6,860	$75,990	$97,569
Weighted-average yield for securities available for sale	1.43%	0.74%	1.76%	2.20%	1.96%
__________
(1)As of December 31, 2020, the weighted-average expected maturities of RMBS and Agency CMBS are 4.0 years and 5.6 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2020, 2019 and 2018. We did not sell any investment securities that were classified as held to maturity in those periods where we had securities in that classification.
Table 2.4: Realized Gains and Losses on Securities

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Realized gains (losses):
Gross realized gains	$25	$44	$13
Gross realized losses	0	(18)	(21)
Net realized gains (losses)	$25	$26	$(8)
Total proceeds from sales	$812	$4,780	$6,399
Securities Pledged and Received
We pledged investment securities totaling $16.5 billion and $14.0 billion as of December 31, 2020 and 2019, respectively. These securities are primarily pledged to secure FHLB advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both December 31, 2020 and 2019, related to our derivative transactions.

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
In the first quarter of 2020, we adopted the CECL standard. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1—Summary of Significant Accounting Policies” for additional information. Amounts as of December 31, 2020 include the impacts of COVID-19 customer assistance programs where applicable.
Accrued interest receivable of $1.2 billion as of December 31, 2020 is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of December 31, 2020 and 2019. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$96,116	$755	$464	$1,169	$2,388	$98,504
International card businesses	8,218	90	58	86	234	8,452
Total credit card	104,334	845	522	1,255	2,622	106,956
Consumer Banking:
Auto	62,381	2,252	907	222	3,381	65,762
Retail banking	3,064	28	19	15	62	3,126
Total consumer banking	65,445	2,280	926	237	3,443	68,888
Commercial Banking:
Commercial and multifamily real estate	30,340	136	22	183	341	30,681
Commercial and industrial	44,941	69	15	74	158	45,099
Total commercial banking	75,281	205	37	257	499	75,780
Total loans(1)	$245,060	$3,330	$1,485	$1,749	$6,564	$251,624
% of Total loans	97.4%	1.3%	0.6%	0.7%	2.6%	100.0%

146	Capital One Financial Corporation (COF)

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
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.1 billion as of both December 31, 2020 and 2019.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest and loans that are classified as nonperforming as of December 31, 2020 and 2019. We also present nonperforming loans without an allowance as of December 31, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2020			December 31, 2019
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,169	N/A	$0	$2,277	N/A
International card businesses	82	$21	0	130	$25
Total credit card	1,251	21	0	2,407	25
Consumer Banking:
Auto	0	294	0	0	487
Retail banking	0	30	0	0	23
Total consumer banking	0	324	0	0	510
Commercial Banking:
Commercial and multifamily real estate	51	200	184	0	38
Commercial and industrial	0	450	265	0	410
Total commercial banking	51	650	449	0	448
Total	$1,302	$995	$449	$2,407	$983
% of Total loans held for investment	0.5%	0.4%	0.2%	0.9%	0.4%
__________
(1)We recognized interest income for loans classified as nonperforming of $39 million for the year ended December 31, 2020.

147	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of December 31, 2020.
Table 3.3: Credit Card Delinquency Status

	December 31, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$95,629	$487	$96,116
30-59 days	734	21	755
60-89 days	451	13	464
Greater than 90 days	1,155	14	1,169
Total domestic credit card	97,969	535	98,504

International card businesses:
Current	8,152	66	8,218
30-59 days	79	11	90
60-89 days	47	11	58
Greater than 90 days	76	10	86
Total international card businesses	8,354	98	8,452
Total credit card	$106,323	$633	$106,956

148	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of December 31, 2020 and 2019. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total	December 31, 2019
Auto—At origination FICO scores:(1)
Greater than 660	$13,352	$8,091	$4,675	$2,810	$1,168	$203	$30,299	$0	$0	$30,299	$28,773
621-660	5,781	3,631	2,003	1,172	488	109	13,184	0	0	13,184	11,924
620 or below	9,550	6,298	3,317	1,985	886	243	22,279	0	0	22,279	19,665
Total auto	28,683	18,020	9,995	5,967	2,542	555	65,762	0	0	65,762	60,362

Retail banking—Delinquency status:
Current	1,041	233	206	222	167	537	2,406	651	7	3,064	2,658
30-59 days	0	0	7	1	2	2	12	15	1	28	24
60-89 days	0	0	1	0	5	4	10	8	1	19	8
Greater than 90 days	0	0	0	1	1	4	6	9	0	15	11
Total retail banking(2)	1,041	233	214	224	175	547	2,434	683	9	3,126	2,701
Total consumer banking	$29,724	$18,253	$10,209	$6,191	$2,717	$1,102	$68,196	$683	$9	$68,888	$63,063
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes Paycheck Protection Program (“PPP”) loans of $919 million as of December 31, 2020.
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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of December 31, 2020 and 2019. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,791	$4,932	$3,232	$1,437	$1,649	$4,904	$19,945	$7,114	$0	$27,059
Criticized performing	320	446	515	355	391	1,258	3,285	112	25	3,422
Criticized nonperforming	0	11	30	6	3	150	200	0	0	200
Total commercial and multifamily real estate	4,111	5,389	3,777	1,798	2,043	6,312	23,430	7,226	25	30,681
Commercial and industrial
Noncriticized	9,761	7,890	4,043	2,717	1,832	3,034	29,277	11,548	80	40,905
Criticized performing	316	794	521	252	106	215	2,204	1,498	42	3,744
Criticized nonperforming	74	108	25	51	9	0	267	183	0	450
Total commercial and industrial	10,151	8,792	4,589	3,020	1,947	3,249	31,748	13,229	122	45,099
Total commercial banking(2)	$14,262	$14,181	$8,366	$4,818	$3,990	$9,561	$55,178	$20,455	$147	$75,780

	December 31, 2019
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total	Commercial and Industrial	% of Total	Total Commercial Banking	% of Total
Internal risk rating:(1)
Noncriticized	$29,625	97.9%	$42,223	95.4%	$71,848	96.5%
Criticized performing	561	1.9	1,620	3.7	2,181	2.9
Criticized nonperforming	38	0.1	410	0.9	448	0.6
PCI loans	21	0.1	10	0.0	31	0.0
Total	$30,245	100.0%	$44,263	100.0%	$74,508	100.0%
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $238 million as of December 31, 2020.

150	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Loans Converted to Term Loans
For the year ended December 31, 2020, we converted $602 million of revolving loans to term loans, primarily in our domestic credit card and commercial banking loan portfolios.
Troubled Debt Restructurings
Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act provides banking organizations with TDR relief for modifications of current borrowers impacted by the COVID-19 pandemic. In adherence with the guidance, we assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic through December 31, 2020, that would have been designated as TDRs under our existing policies, and followed guidance that any such eligible loan modifications made on a temporary and good faith basis are not considered TDRs. We consider the impact of all loan modifications, including those offered via our COVID-19 programs, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, enrollment in a customer assistance program is also considered in the assignment of an internal risk rating.
Total recorded TDRs were $2.1 billion and $1.7 billion as of December 31, 2020 and 2019, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.3 billion and $1.1 billion as of December 31, 2020 and 2019, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $442 million and $224 million as of December 31, 2020 and 2019, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $173 million and $178 million as of December 31, 2020 and 2019, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in TDRs during the years ended December 31, 2020, 2019 and 2018.
Table 3.6: Troubled Debt Restructurings

	Total Loans Modified(1)	Year Ended December 31, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$243	100%	15.94%	0%	0	0%	$0
International card businesses	168	100	27.38	0	0	0	0
Total credit card	411	100	20.61	0	0	0	0
Consumer Banking:
Auto	536	11	5.68	95	3	0	1
Retail banking	5	11	10.86	20	8	0	0
Total consumer banking	541	11	5.73	94	3	0	1
Commercial Banking:
Commercial and multifamily real estate	98	0	0.00	86	5	0	0
Commercial and industrial	439	4	0.14	52	21	4	7
Total commercial banking	537	3	0.14	58	17	3	7
Total	$1,489	33	18.06	55	8	1	$8

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Year Ended December 31, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$351	100%	16.60%	0%	0	0%	$0
International card businesses	173	100	27.28	0	0	0	0
Total credit card	524	100	20.12	0	0	0	0
Consumer Banking:
Auto	268	39	3.63	90	7	1	1
Retail banking	7	11	10.66	54	3	33	0
Total consumer banking	275	38	3.68	89	7	2	1
Commercial Banking:
Commercial and multifamily real estate	39	87	0.00	13	1	0	0
Commercial and industrial	159	3	0.33	20	8	0	0
Total commercial lending	198	19	0.04	18	7	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	199	19	0.04	18	7	0	0
Total	$998	67	16.37	28	7	0	$1

	Total Loans Modified(1)	Year Ended December 31, 2018
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$412	100%	15.93%	0%	0	0%	$0
International card businesses	184	100	26.96	0	0	0	0
Total credit card	596	100	19.34	0	0	0	0
Consumer Banking:
Auto(3)	227	49	3.88	89	8	1	1
Home loan	6	28	1.78	83	214	0	0
Retail banking	8	16	10.92	43	12	0	0
Total consumer banking	241	48	3.93	87	13	1	1
Commercial Banking:
Commercial and multifamily real estate	43	0	0.00	80	5	0	0
Commercial and industrial	170	0	1.03	54	13	0	0
Total commercial lending	213	0	1.03	60	11	0	0
Small-ticket commercial real estate	3	0	0.00	0	0	0	0
Total commercial banking	216	0	1.03	59	11	0	0
Total	$1,053	68	16.84	32	12	0	$1
__________
(1)Represents the amortized cost of total loans modified in TDRs at the end of the period in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.
(2)Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.
(3)Includes certain TDRs that are recorded as other assets on our consolidated balance sheets.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequent Defaults of Completed TDR Modifications
The following table presents the type, number and amortized cost of loans modified in TDRs that experienced a default during the period and had completed a modification event in the twelve months prior to the default. A default occurs if the loan is either 90 days or more delinquent, has been charged off as of the end of the period presented or has been reclassified from accrual to nonaccrual status.
Table 3.7: TDRs—Subsequent Defaults

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	32,639	$69	47,086	$99	61,070	$126
International card businesses	58,363	87	69,470	110	61,014	106
Total credit card	91,002	156	116,556	209	122,084	232
Consumer Banking:
Auto	5,877	77	5,575	70	6,980	79
Home loan	0	0	0	0	3	1
Retail banking	10	1	24	2	26	2
Total consumer banking	5,887	78	5,599	72	7,009	82
Commercial Banking:
Commercial and multifamily real estate	1	50	0	0	1	3
Commercial and industrial	15	130	1	25	26	120
Total commercial banking	16	180	1	25	27	123
Total	96,905	$414	122,156	$306	129,120	$437
Loans Pledged
We pledged loan collateral of $14.1 billion and $14.6 billion to secure the majority of our FHLB borrowing capacity of $19.6 billion and $18.7 billion as of December 31, 2020 and 2019, respectively. We also pledged loan collateral of $25.5 billion and $6.7 billion to secure our Federal Reserve Discount Window borrowing capacity of $20.0 billion and $5.3 billion as of December 31, 2020 and 2019, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Loans Held for Sale
Our total loans held for sale was $2.7 billion and $400 million as of December 31, 2020 and 2019, respectively. We originated for sale $10.0 billion, $9.0 billion and $8.7 billion of commercial multifamily real estate loans in 2020, 2019 and 2018, respectively. We retained servicing rights upon the sale of these loans.

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
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. This may include internal information, external information or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. Management will consider and may qualitatively adjust for conditions, changes and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Significant judgment is applied in our estimation of lifetime credit losses.
For credit card loans, accrued interest is charged off simultaneously with the charge off of other components of amortized cost as a reduction of revenue. Total net revenue was reduced by $1.1 billion in 2020 for finance charges and fees charged-off as uncollectible and by $1.4 billion and $1.3 billion in 2019 and 2018, respectively, for the estimated uncollectible amount of billed finance charges and fees and related losses.
We have unfunded lending commitments in our Commercial Banking business that are not unconditionally cancellable by us and for which we estimate expected credit losses in establishing a reserve. This reserve is measured using the same measurement objectives as the allowance for loans held for investment. We build or release the reserve for unfunded lending commitments through the provision for credit losses in our consolidated statements of income, and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2020, 2019 and 2018. The allowance balance as of December 31, 2020 reflects the cumulative effects from adoption of the CECL standard and the change to include finance charge and fee reserve in the allowance for credit losses. The reserve for unfunded lending commitments balance as of December 31, 2020 also reflects the cumulative effects from adoption of the CECL standard, including the component of loss sharing agreements with the government-sponsored enterprises (“GSEs”) on multifamily commercial real estate loans that are within the scope of the CECL standard. Our allowance for credit losses increased by $8.4 billion to $15.6 billion as of December 31, 2020 from 2019, primarily driven by the allowance builds in the first and second quarters of 2020 from expectations of economic worsening as a result of the COVID-19 pandemic as well as the adoption of the CECL standard in the first quarter of 2020.

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Allowance for loan and lease losses:
Balance as of December 31, 2017	$5,648	$1,242	$611	$1	$7,502
Charge-offs	(6,657)	(1,832)	(119)	(7)	(8,615)
Recoveries(2)	1,588	851	63	1	2,503
Net charge-offs	(5,069)	(981)	(56)	(6)	(6,112)
Provision (benefit) for loan and lease losses	4,984	841	82	(49)	5,858
Allowance build (release) for loan and lease losses	(85)	(140)	26	(55)	(254)
Other changes(1)(3)	(28)	(54)	0	54	(28)
Balance as of December 31, 2018	5,535	1,048	637	0	7,220
Reserve for unfunded lending commitments:
Balance as of December 31, 2017	0	7	117	0	124
Provision (benefit) for losses on unfunded lending commitments	0	(3)	1	0	(2)
Balance as of December 31, 2018	0	4	118	0	122
Combined allowance and reserve as of December 31, 2018	$5,535	$1,052	$755	$0	$7,342

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for loan and lease losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(6,711)	(1,917)	(181)	(8,809)
Recoveries(2)	1,562	970	25	2,557
Net charge-offs	(5,149)	(947)	(156)	(6,252)
Provision for loan and lease losses	4,992	937	294	6,223
Allowance build (release) for loan and lease losses	(157)	(10)	138	(29)
Other changes(3)	17	0	0	17
Balance as of December 31, 2019	5,395	1,038	775	7,208
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	1	12	13
Balance as of December 31, 2019	0	5	130	135
Combined allowance and reserve as of December 31, 2019	$5,395	$1,043	$905	$7,343
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(4)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(5,749)	(1,534)	(394)	(7,677)
Recoveries(2)	1,479	956	17	2,452
Net charge-offs	(4,270)	(578)	(377)	(5,225)
Provision for credit losses	7,327	1,753	1,158	10,238
Allowance build for credit losses(5)	3,057	1,175	781	5,013
Other changes(3)	36	0	0	36
Balance as of December 31, 2020	11,191	2,715	1,658	15,564
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision for losses on unfunded lending commitments	0	0	23	23
Balance as of December 31, 2020	0	0	195	195
Combined allowance and reserve as of December 31, 2020	$11,191	$2,715	$1,853	$15,759
__________
(1)In 2018, we sold all of our consumer home loan portfolio and recognized a gain of approximately $499 million in the Other category, including a benefit for credit losses of $46 million.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(3)Represents foreign currency translation adjustments.
(4)Concurrent with our adoption of the CECL standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(5)Includes an allowance release of $327 million for a partnership credit card loan portfolio transferred to held for sale in the third quarter of 2020.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions to net charge-offs and the provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2020, 2019 and 2018. Beginning in 2019, amounts below include the impacts of our loss sharing arrangement on the acquired Walmart portfolio.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Estimated reimbursements from partners, beginning of period(1)	$2,166	$379	$380
Amounts due from partners which reduced net charge-offs	(959)	(600)	(382)
Amounts estimated to be charged to partners which reduced provision for credit losses	952	1,383	381
Estimated reimbursements from partners, end of period	$2,159	$1,162	$379
__________
(1)Includes effects from adoption of the CECL standard in the first quarter of 2020.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs is related to our securitization transactions in which we transfer assets to securitization trusts. We primarily securitize credit card and auto loans, which have provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.
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
The tables below present a summary of VIEs in which we had continuing involvement or held a variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2020 and 2019. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$22,066	$10,338	$0	$0	$0
Auto loan securitizations	2,360	2,055	0	0	0
Home loan securitizations	0	0	55	0	305
Total securitization-related VIEs	24,426	12,393	55	0	305
Other VIEs:(2)
Affordable housing entities	242	17	4,602	1,240	4,602
Entities that provide capital to low-income and rural communities	1,951	26	0	0	0
Other	0	0	436	0	436
Total other VIEs	2,193	43	5,038	1,240	5,038
Total VIEs	$26,619	$12,436	$5,093	$1,240	$5,343

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$31,112	$16,113	$0	$0	$0
Auto loan securitizations	2,282	2,012	0	0	0
Home loan securitizations	0	0	66	0	352
Total securitization-related VIEs	33,394	18,125	66	0	352
Other VIEs:(2)
Affordable housing entities	236	7	4,559	1,289	4,559
Entities that provide capital to low-income and rural communities	1,889	69	0	0	0
Other	0	0	502	0	502
Total other VIEs	2,125	76	5,061	1,289	5,061
Total VIEs	$35,519	$18,201	$5,127	$1,289	$5,413
__________
(1)Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(2)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $596 million of liabilities as of December 31, 2020, and $2.3 billion of assets and $741 million of liabilities as of December 31, 2019.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to GSEs who may, in turn, securitize them. We retain the related MSRs and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 6—Goodwill and Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

159	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2020 and 2019.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto	Mortgages
December 31, 2020:
Securities held by third-party investors	$10,361	$2,053	$790
Receivables in the trust	23,683	2,243	793
Cash balance of spread or reserve accounts	0	10	15
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
December 31, 2019:
Securities held by third-party investors	$15,798	$2,010	$962
Receivables in the trust	31,625	2,192	978
Cash balance of spread or reserve accounts	0	7	17
Retained interests	Yes	Yes	Yes
Servicing retained	Yes	Yes	No
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the year ended December 31, 2020 and 2019, we recognized amortization of $556 million and $554 million, respectively, and tax credits of $607 million and $610 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.5 billion and $4.4 billion as of December 31, 2020 and 2019, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion as of both December 31, 2020 and 2019, and is largely expected to be paid from 2021 to 2023.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.6 billion as of both December 31, 2020 and 2019. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.0 billion and $10.9 billion as of December 31, 2020 and 2019, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.0 billion and $1.9 billion as of December 31, 2020 and 2019, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $436 million and $502 million as of December 31, 2020 and 2019, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

161	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of December 31, 2020 and 2019. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	December 31, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,653	N/A	$14,653	N/A
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	148	$(138)	10	6.2 years
Other(1)	248	(168)	80	7.3 years
Total intangible assets	396	(306)	90	7.1 years
Total goodwill and intangible assets	$15,049	$(306)	$14,743
Commercial MSRs(2)	$542	$(175)	$367

	December 31, 2019
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,653	N/A	$14,653	N/A
Intangible assets:
PCCR intangibles	1,932	$(1,864)	68	3.9 years
Other(1)	246	(140)	106	6.7 years
Total intangible assets	2,178	(2,004)	174	5.6 years
Total goodwill and intangible assets	$16,831	$(2,004)	$14,827
Commercial MSRs(2)	$555	$(255)	$300
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets. We recorded $69 million and $70 million of amortization expense for the years ended December 31, 2020 and 2019, respectively.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
There were no changes in the carrying amount of goodwill by each of our business segments for the year ended December 31, 2020, and the following table presents such changes for the years ended December 31, 2019 and 2018.We did not recognize any goodwill impairment during 2020, 2019 or 2018.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2017	$5,032	$4,600	$4,901	$14,533
Acquisitions	33	0	0	33
Reductions in goodwill related to divestitures	0	0	(17)	(17)
Other adjustments(1)	(5)	0	0	(5)
Balance as of December 31, 2018	5,060	4,600	4,884	14,544
Acquisitions	25	46	36	107
Reductions in goodwill related to divestitures	0	(1)	0	(1)
Other adjustments(1)	3	0	0	3
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.
The goodwill impairment test is performed as of October 1 of each year. An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
The fair value of reporting units is calculated using a discounted cash flow methodology, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Capital is allocated based on each reporting unit’s specific regulatory capital requirements, economic capital requirements, and underlying risks. Consolidated stockholder’s equity in excess of the sum of all reporting unit’s capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and Other category and assumed distributed to equity holders in future periods. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The reasonableness of our fair value calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available.

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
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2020, 2019 and 2018 and the estimated future amortization expense for intangible assets as of December 31, 2020:
Table 6.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2018	$174
2019	112
2020	60
Estimated future amounts for the year ending December 31,
2021	20
2022	16
2023	13
2024	10
2025	9
Thereafter	14
Total estimated future amounts	$82

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2020 and 2019.
Table 7.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2020	December 31, 2019
Land	$366	$382
Buildings and improvements	3,742	3,903
Furniture and equipment	1,973	2,218
Computer software	2,144	1,996
In progress	768	689
Total premises and equipment, gross	8,993	9,188
Less: Accumulated depreciation and amortization	(4,706)	(4,810)
Total premises and equipment, net	$4,287	$4,378
Depreciation and amortization expense was $809 million, $741 million and $728 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Leases
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
The following tables present information about our operating lease portfolio and the related lease costs as of and for the year ended December 31, 2020.
Table 7.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2020	December 31, 2019
Right-of-use assets	$1,316	$1,433
Lease liabilities	1,688	1,756
Weighted-average remaining lease term	8.7 years	8.9 years
Weighted-average discount rate	3.1%	3.3%

165	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 7.3 Total Operating Lease Expense and Other Information

	Year Ended December 31,
(Dollars in millions)	2020	2019
Operating lease cost	$315	$316
Variable lease cost	43	39
Total lease cost	358	355
Sublease income	(26)	(26)
Net lease cost	$332	$329
Cash paid for amounts included in the measurement of lease liabilities	$325	$328
Right-of-use assets obtained in exchange for lease liabilities	180	112
Right-of-use assets recognized upon adoption of new lease standard	0	1,601
The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2020.
Table 7.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2020
2021	$296
2022	272
2023	250
2024	216
2025	180
Thereafter	721
Total undiscounted lease payments	1,935
Less: Imputed interest	(247)
Total lease liabilities	$1,688
As of December 31, 2020, we had approximately $69 million and $75 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 4.4 years. As of December 31, 2019, we had approximately $96 million and $103 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 5.9 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $24 million and $27 million of total finance lease expense for the years ended December 31, 2020 and 2019, respectively.

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase and short-term FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2020 and 2019. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2020	December 31, 2019
Deposits:
Non-interest-bearing deposits	$31,142	$23,488
Interest-bearing deposits(1)	274,300	239,209
Total deposits	$305,442	$262,697
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$668	$314
FHLB advances	0	7,000
Total short-term borrowings	$668	$7,314

	December 31, 2020				December 31, 2019
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2021-2026	0.51% - 3.01%	1.87%	$12,414	$17,808
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2021-2029	0.80 - 4.75	3.24	21,045	23,302
Floating unsecured senior debt	2021-2023	0.64 - 1.36	0.97	1,609	2,695
Total unsecured senior debt			3.08	22,654	25,997
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,728	4,475
Total senior and subordinated notes				27,382	30,472
Other long-term borrowings:
Finance lease liabilities	2021-2031	0.68 - 9.91	3.78	75	103
Total other long-term borrowings				75	103
Total long-term debt				$39,871	$48,383
Total short-term borrowings and long-term debt				$40,539	$55,697
__________
(1)Includes $4.2 billion and $6.5 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of December 31, 2020 and 2019, respectively.
(2)Includes $1.6 billion and $1.4 billion of EUR-denominated unsecured notes as of December 31, 2020 and 2019, respectively.

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value of our interest-bearing time deposits with contractual maturities, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2020.
Table 8.2: Maturity Profile of Borrowings

(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Interest-bearing time deposits	$21,381	$6,447	$2,212	$2,196	$385	$126	$32,747
Securitized debt obligations	2,331	5,635	1,087	1,569	289	1,503	12,414
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	0	0	0	0	0	668
Senior and subordinated notes	3,878	2,488	6,032	4,661	3,488	6,835	27,382
Other borrowings	20	20	18	5	3	9	75
Total	$28,278	$14,590	$9,349	$8,431	$4,165	$8,473	$73,286

168	Capital One Financial Corporation (COF)

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in OTC markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”) and the LCH Group (“LCH”) are our CCPs in our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2020 and 2019, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2020			December 31, 2019
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$47,349	$9	$10	$57,587	$11	$55
Cash flow hedges	82,150	748	1	96,900	321	29
Total interest rate contracts	129,499	757	11	154,487	332	84
Foreign exchange contracts:
Fair value hedges	1,527	164	0	1,402	0	6
Cash flow hedges	4,582	0	161	6,103	0	113
Net investment hedges	3,116	0	196	2,829	0	102
Total foreign exchange contracts	9,225	164	357	10,334	0	221
Total derivatives designated as accounting hedges	138,724	921	368	164,821	332	305
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	68,459	1,429	198	62,268	552	117
Commodity contracts	16,871	935	820	15,492	758	694
Foreign exchange and other contracts	4,677	58	70	4,674	39	42
Total customer accommodation	90,007	2,422	1,088	82,434	1,349	853
Other interest rate exposures(2)	1,770	71	56	6,729	48	30
Other contracts	1,826	1	6	1,562	0	9
Total derivatives not designated as accounting hedges	93,603	2,494	1,150	90,725	1,397	892
Total derivatives	$232,327	$3,415	$1,518	$255,546	$1,729	$1,197
Less: netting adjustment(3)		(1,148)	(739)		(633)	(523)
Total derivative assets/liabilities		$2,267	$779		$1,096	$674
__________
(1)Does not reflect $31 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2020 and 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2020 and 2019.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2020			December 31, 2019
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,797	$590	$200	$10,825	$300	$52
Interest-bearing deposits	(11,312)	(213)	0	(14,310)	(12)	0
Securitized debt obligations	(7,609)	(171)	20	(9,403)	44	64
Senior and subordinated notes	(21,927)	(1,282)	(666)	(27,777)	(458)	324
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. In the second quarter of 2020, we terminated all last of layer hedging relationships with cumulative basis adjustments related to these discontinued hedging relationships totaling $200 million as of December 31, 2020. As of December 31, 2019, the amortized cost basis of this portfolio was $5.9 billion, the amount of the designated hedged items was $3.1 billion, and the cumulative basis adjustment associated with these hedges was $75 million.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2020 and 2019. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of December 31, 2020
Derivative assets(1)	$3,415	$(383)	$(765)	$2,267	$0	$2,267
As of December 31, 2019
Derivative assets(1)	1,729	(347)	(286)	1,096	0	1,096

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of December 31, 2020
Derivative liabilities(1)	$1,518	$(383)	$(356)	$779	$0	$779
Repurchase agreements(2)	668	0	0	668	(668)	0
As of December 31, 2019
Derivative liabilities(1)	1,197	(347)	(176)	674	0	674
Repurchase agreements(2)	314	0	0	314	(314)	0
__________
(1)We received cash collateral from derivative counterparties totaling $862 million and $347 million as of December 31, 2020 and 2019 , respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both December 31, 2020 and 2019, which we have the ability to re-pledge. We posted $1.5 billion and $954 million of cash collateral as of December 31, 2020 and 2019, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $682 million and $320 million as of December 31, 2020 and 2019 , respectively, primarily consisting of agency RMBS securities.

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2020, 2019 and 2018.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,877	$24,074	$82	$(2,165)	$(232)	$(679)	$1,325
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(76)	$0	$0	$108	$125	$225	$0
Gains (losses) recognized on derivatives	(306)	0	0	204	176	950	126
Gains (losses) recognized on hedged items(1)	290	0	0	(203)	(212)	(904)	(125)
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(92)	$0	$0	$109	$89	$268	$1
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$25	$541	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	10	0	0	0	(1)
Net income recognized on cash flow hedges	$25	$541	$10	$0	$0	$0	$(1)

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,411	$25,862	$240	$(3,420)	$(523)	$(1,159)	$718
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(12)	$0	$0	$(108)	$(14)	$(6)	$0
Gains (losses) recognized on derivatives	(278)	0	0	263	45	704	(9)
Gains (losses) recognized on hedged items(1)	278	0	0	(258)	(123)	(801)	9
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net expense recognized on fair value hedges	$(12)	$0	$0	$(103)	$(92)	$(105)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(8)	$(163)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	44	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(8)	$(163)	$44	$0	$0	$0	$(1)

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,211	$24,728	$237	$(2,598)	$(496)	$(1,125)	$1,002
Fair value hedging relationships:
Interest rate contracts:
Interest recognized on derivatives	$(23)	$0	$0	$(76)	$(53)	$2	$0
Gains (losses) recognized on derivatives	34	0	0	(60)	(61)	(212)	0
Gains (losses) recognized on hedged items(1)	(33)	0	0	52	38	131	0
Net expense recognized on fair value hedges	$(22)	$0	$0	$(84)	$(76)	$(79)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(9)	$(82)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	47	0	0	0	(2)
Net income (expense) recognized on cash flow hedges	$(9)	$(82)	$47	$0	$0	$0	$(2)
__________
(1)Includes amortization expense of $12 million, $171 million and $75 million for the years ended December 31, 2020, 2019 and 2018 respectively, related to basis adjustments on discontinued hedges.
(2)Changes in fair values of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial value of the excluded component is recognized in earnings over the life of the swap under the amortization approach.
(3)See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.
(4)We recognized a loss of $57 million and $341 million for the years ended December 31, 2020 and 2019, respectively, and a gain of $191 million for the year ended December 31, 2018, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $652 million recorded in AOCI as of December 31, 2020. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 6 years as of December 31, 2020. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years ended December 31, 2020, 2019 and 2018. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$15	$48	$25
Commodity contracts	32	17	16
Foreign exchange and other contracts	8	13	7
Total customer accommodation	55	78	48
Other interest rate exposures	(8)	(16)	33
Other contracts	(4)	(10)	(21)
Total	$43	$52	$60

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of December 31, 2020 and 2019.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2020	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2020	December 31, 2019
Series B(2)	6.000% Non-Cumulative	August 20, 2012	September 1, 2017	6.000%	Quarterly	$1,000	0	$0	$853
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	1,000	1,000,000	988	988
Series F(3)	6.200% Non-Cumulative	August 24, 2015	December 1, 2020	6.200	Quarterly	1,000	0	0	484
Series G	5.200% Non-Cumulative	July 29, 2016	December 1, 2021	5.200	Quarterly	1,000	600,000	583	583
Series H	6.000% Non-Cumulative	November 29, 2016	December 1, 2021	6.000	Quarterly	1,000	500,000	483	483
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	0
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	0
Total								$4,847	$4,853
__________
(1)Except for Series E, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
(2)On March 2, 2020, we redeemed all outstanding shares of our preferred stock Series B.
(3)On December 1, 2020, we redeemed all outstanding shares of our preferred stock Series F.

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the years ended December 31, 2020, 2019 and 2018.
Table 10.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Securities Held to Maturity	Other	Total
AOCI as of December 31, 2017	$17	$(281)	$(138)	$(524)	$0	$(926)
Cumulative effects from adoption of new accounting standards	3	(63)	0	(113)	(28)	(201)
Transfer of securities held to maturity to available for sale(3)	(325)	0	0	407	0	82
Other comprehensive income (loss) before reclassifications	(293)	38	(39)	0	(8)	(302)
Amounts reclassified from AOCI into earnings	159	(112)	0	40	(3)	84
Other comprehensive income (loss), net of tax	(459)	(74)	(39)	447	(11)	(136)
AOCI as of December 31, 2018	(439)	(418)	(177)	(190)	(39)	(1,263)
Other comprehensive income before reclassifications	670	414	70	0	17	1,171
Amounts reclassified from AOCI into earnings	(20)	358	0	26	(4)	360
Other comprehensive income, net of tax	650	772	70	26	13	1,531
Transfer of securities held to maturity to available for sale, net of tax(4)	724	0	0	164	0	888
AOCI as of December 31, 2019	935	354	(107)	0	(26)	1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	0	(8)
Other comprehensive income before reclassifications	1,278	1,401	76	0	5	2,760
Amounts reclassified from AOCI into earnings	(19)	(393)	0	0	(2)	(414)
Other comprehensive income, net of tax	1,259	1,008	76	0	3	2,346
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$0	$(23)	$3,494
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive loss of $65 million, loss of $49 million and gain of $150 million for the years ended December 31, 2020, 2019 and 2018 respectively, from hedging instruments designated as net investment hedges.
(3)In the first quarter of 2018, we made a one-time transfer of held to maturity securities with a carrying value of $9.0 billion to available for sale as a result of our adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This transfer resulted in an after-tax gain of $82 million ($107 million pre-tax) to AOCI.
(4)On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules.

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2020	2019	2018
Securities available for sale:
	Non-interest income	$25	$26	$(209)
	Income tax provision	6	6	(50)
	Net income	19	20	(159)
Hedging relationships:
Interest rate contracts:	Interest income	566	(171)	(91)
Foreign exchange contracts:	Interest income	10	44	47
	Interest expense	(3)	(2)	0
	Non-interest income	(57)	(341)	191
	Income from continuing operations before income taxes	516	(470)	147
	Income tax provision	123	(112)	35
	Net income	393	(358)	112
Securities held to maturity:(1)
	Interest income	0	(35)	(53)
	Income tax provision	0	(9)	(13)
	Net income	0	(26)	(40)
Other:
	Non-interest income and non-interest expense	2	5	4
	Income tax provision	0	1	1
	Net income	2	4	3
Total reclassifications		$414	$(360)	$(84)
__________
(1)On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2020, 2019 and 2018.
Table 10.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2020			2019			2018
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (loss) on securities available for sale	$1,659	$400	$1,259	$855	$205	$650	$(605)	$(146)	$(459)
Net unrealized gains (loss) on hedging relationships	1,329	321	1,008	1,016	244	772	(98)	(24)	(74)
Foreign currency translation adjustments(1)	56	(20)	76	54	(16)	70	9	48	(39)
Net changes in securities held to maturity	0	0	0	36	10	26	588	141	447
Other	4	1	3	17	4	13	(15)	(4)	(11)
Other comprehensive income (loss)	$3,048	$702	$2,346	$1,978	$447	$1,531	$(121)	$15	$(136)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
Bank holding companies (“BHCs”) and national banks are subject to capital adequacy standards adopted by the Federal Reserve, Office of the Comptroller of the Currency (“OCC”) and Federal Deposit Insurance Corporation (collectively, the “Federal Banking Agencies”), including rules of the Federal Reserve and the OCC “Basel III Capital Rules” to implement certain capital liquidity requirements published by the Basel Committee on Banking Supervision, along with certain Dodd-Frank Act and other provisions. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations, which require the Federal Banking Agencies to take prompt corrective action for banks that do not meet PCA capital requirements.
In July 2019, the Federal Banking Agencies finalized certain changes to the Basel III Capital Rules for institutions not subject to the Basel III Advanced Approaches (“Capital Simplification Rule”). These changes, effective January 1, 2020, generally raised the threshold above which a covered institution such as the Company must deduct certain assets from its common equity Tier 1 capital, including certain deferred tax assets, mortgage servicing assets, and investments in unconsolidated financial institutions.
In October 2019, the Federal Banking Agencies amended the Basel III Capital Rules to provide for tailored application of certain capital requirements across different categories of banking institutions (“Tailoring Rules”). As a BHC with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. As such, we are no longer subject to the Basel III Advanced Approaches and certain associated capital requirements and have the option of excluding certain elements of AOCI from our regulatory capital. Effective in the first quarter of 2020, we excluded certain elements of AOCI from our regulatory capital as permitted by the Tailoring Rules. The Tailoring Rules and Capital Simplification Rule have, taken together, decreased our capital requirements.
As part of their response to the COVID-19 pandemic, the Federal Banking Agencies adopted the 2020 CECL Transition Rule which provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital.
Pursuant to the 2020 CECL Transition Rule, a banking institution may elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies use a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions are permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. Beginning January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact will be phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the 2020 CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
Under the Basel III Capital Rules, our regulatory minimum risk-based and leverage capital requirements include a common equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, a Tier 1 leverage capital ratio of at least 4.0% and a supplementary leverage ratio of at least 3.0%.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For additional information about the capital adequacy guidelines we are subject to, see “Part I —Item 1. Business—Supervision and Regulation.”
The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of December 31, 2020 and 2019.
Table 11.1: Capital Ratios Under Basel III(1)

	December 31, 2020				December 31, 2019
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$40,736	13.7%	4.5%	N/A	$38,162	12.2%	4.5%	N/A
Tier 1 capital(3)	45,583	15.3	6.0	6.0%	43,015	13.7	6.0	6.0%
Total capital(4)	52,788	17.7	8.0	10.0	50,348	16.1	8.0	10.0
Tier 1 leverage(5)	45,583	11.2	4.0	N/A	43,015	11.7	4.0	N/A
Supplementary leverage(6)	45,583	10.7	3.0	N/A	43,015	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(2)	19,924	21.5	4.5	6.5	17,883	16.1	4.5	6.5
Tier 1 capital(3)	19,924	21.5	6.0	8.0	17,883	16.1	6.0	8.0
Total capital(4)	21,708	23.4	8.0	10.0	20,109	18.1	8.0	10.0
Tier 1 leverage(5)	19,924	18.3	4.0	5.0	17,883	14.8	4.0	5.0
Supplementary leverage(6)	19,924	14.7	3.0	N/A	17,883	12.1	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	26,671	12.4	4.5	6.5	28,445	13.4	4.5	6.5
Tier 1 capital(3)	26,671	12.4	6.0	8.0	28,445	13.4	6.0	8.0
Total capital(4)	29,369	13.7	8.0	10.0	30,852	14.5	8.0	10.0
Tier 1 leverage(5)	26,671	7.6	4.0	5.0	28,445	9.2	4.0	5.0
Supplementary leverage(6)	26,671	6.9	3.0	N/A	28,445	8.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(3)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(5)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(6)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.
We exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well-capitalized under PCA requirements as of both December 31, 2020 and 2019.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2020, funds available for dividend payments from COBNA and CONA were $4.0 billion and $1.8 billion, respectively. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders.
The reserve requirement the Federal Reserve requires depository institutions to maintain against specified deposit liabilities was $1.7 billion for us as of December 31, 2019, before being reduced to zero for all depository institutions in March 2020.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share. Dividends and undistributed earnings allocated to participating securities represent the application of the “two-class” method as described in “Note 1—Summary of Significant Accounting Policies.”
Table 12.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2020	2019	2018
Income from continuing operations, net of tax	$2,717	$5,533	$6,025
Income (loss) from discontinued operations, net of tax	(3)	13	(10)
Net income	2,714	5,546	6,015
Dividends and undistributed earnings allocated to participating securities	(20)	(41)	(40)
Preferred stock dividends	(280)	(282)	(265)
Issuance cost for redeemed preferred stock	(39)	(31)	0
Net income available to common stockholders	$2,375	$5,192	$5,710

Total weighted-average basic common shares outstanding	457.8	467.6	479.9
Effect of dilutive securities:
Stock options	0.6	1.3	1.6
Other contingently issuable shares	0.5	1.0	1.1
Warrants(1)	0.0	0.0	0.5
Total effect of dilutive securities	1.1	2.3	3.2
Total weighted-average diluted common shares outstanding	458.9	469.9	483.1
Basic earnings per common share:
Net income from continuing operations	$5.20	$11.07	$11.92
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)
Net income per basic common share	$5.19	$11.10	$11.90
Diluted earnings per common share:(2)
Net income from continuing operations	$5.19	$11.02	$11.84
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)
Net income per diluted common share	$5.18	$11.05	$11.82
__________
(1)Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program which were either exercised or expired on November 14, 2018.
(2)Excluded from the computation of diluted earnings per share were awards of 6 thousand and options of 523 thousand with an exercise price ranging from $63.73 to $86.34, 69 thousand shares related to options with an exercise price of $86.34 and 56 thousand shares related to options with an exercise price of $86.34 for the years ended December 31, 2020, 2019 and 2018, respectively, because their inclusion would be anti-dilutive.

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2020, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 55 million common shares in various forms, primarily share-settled restricted stock units (“RSUs”), performance share units (“PSUs”), and non-qualified stock options. Of this amount, approximately 7 million shares remain available for future issuance as of December 31, 2020. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2020, 2019 and 2018 resulted in cash payments to associates of $12 million, $15 million and $39 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2020.
Total stock-based compensation expense recognized during 2020, 2019 and 2018 was $203 million, $239 million and $170 million, respectively. The total income tax benefit for stock-based compensation recognized during 2020, 2019 and 2018 was $43 million, $50 million and $34 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. Related to the Purchase Plan, we recognized compensation expense of $30 million, $25 million and $23 million for 2020, 2019 and 2018, respectively. We also maintain a Dividend Reinvestment and Stock Purchase Plan (“DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of 2020 activity for RSUs and PSUs.
Table 13.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2020	3,670	$84.74	1,775	$89.95
Granted(2)	1,800	92.04	988	100.04
Vested	(1,472)	89.39	(855)	88.19
Forfeited	(165)	90.98	(147)	93.76
Unvested as of December 31, 2020	3,833	$86.14	1,761	$96.15
_________
(1)Granted and vested include adjustments for achievement of specific performance goals for performance share units granted in prior periods.
(2)The weighted-average grant date fair value of RSUs was $83.29 and $100.73 in 2019 and 2018, respectively. The weighted-average grant date fair value of PSUs was $78.18 and $100.65 in 2019 and 2018, respectively.
The total fair value of RSUs that vested during 2020, 2019 and 2018 was $140 million, $122 million and $139 million, respectively. The total fair value of PSUs that vested was $82 million in both 2020 and 2019 and $92 million in 2018. As of December 31, 2020, the unrecognized compensation expense related to unvested RSUs is $166 million, which is expected to be amortized over a weighted-average period of approximately 1.8 years; and the unrecognized compensation related to unvested PSUs was $34 million, which is expected to be amortized over a weighted-average period of approximately 1 year.
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
The following table presents a summary of 2020 activity for stock options and the balance of stock options exercisable as of December 31, 2020.
Table 13.2: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	3,185	$55.54
Granted	0	0.00
Exercised	(1,392)	44.76
Forfeited	0	0.00
Expired	0	0.00
Outstanding and Exercisable as of December 31, 2020	1,793	$63.91	3.27 years	$63
There were no stock options granted in 2020, 2019 and 2018. The total intrinsic value of stock options exercised during 2020, 2019 and 2018 was $65 million, $10 million and $94 million, respectively.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associates’ account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. We contributed a total of $350 million, $316 million and $291 million to these plans during the years ended December 31, 2020, 2019 and 2018, respectively.
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
Table 14.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2020	2019	2020	2019
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$165	$157	$27	$29
Service cost	1	1	0	0
Interest cost	5	6	1	1
Benefits paid	(11)	(13)	(2)	(2)
Actuarial loss (gain)	18	14	(5)	(1)
Accumulated benefit obligation as of December 31,	$178	$165	$21	$27
Change in plan assets:
Fair value of plan assets as of January 1,	$254	$218	$6	$6
Actual return on plan assets	30	48	1	1
Employer contributions	1	1	1	1
Benefits paid	(11)	(13)	(2)	(2)
Fair value of plan assets as of December 31,	$274	$254	$6	$6
Over (under) funded status as of December 31,	$96	$89	$(15)	$(21)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2020	2019	2020	2019
Balance sheet presentation as of December 31,
Other assets	$108	$100	$0	$0
Other liabilities	(12)	(11)	(15)	(21)
Net amount recognized as of December 31,	$96	$89	$(15)	$(21)

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit gain for our defined benefit pension plans and other postretirement benefit plan totaled $8 million, $10 million and $12 million in 2020, 2019 and 2018, respectively. We recognized a pre-tax gain of $4 million and $18 million in other comprehensive income for our defined benefit pension plans and other postretirement benefit plan in 2020 and 2019, respectively, compared to a pre-tax loss of $17 million in 2018.
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of net actuarial loss of $40 million and $41 million for our defined benefit pension plans as of December 31, 2020 and 2019, respectively, and net actuarial gain of $6 million and $4 million for our other postretirement benefit plan as of December 31, 2020 and 2019, respectively. There was no meaningful prior service cost recognized in AOCI.
Plan Assets and Fair Value Measurement
Plan assets are invested using a total return investment approach whereby a mix of equity securities and debt securities are used to preserve asset values, diversify risk and enhance our ability to achieve our benchmark for long-term investment return. Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and our financial condition. Investment performance and asset allocation are measured and monitored on a daily basis.
As of December 31, 2020 and 2019, our plan assets totaled $280 million and $260 million, respectively. We invested substantially all our plan assets in common collective trusts, which primarily consist of domestic and international equity securities, government securities and corporate and municipal bonds. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2020 and 2019. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 16—Fair Value Measurement.”
Expected Future Benefit Payments
As of December 31, 2020, the benefits expected to be paid in the next ten years totaled $110 million for our defined pension benefit plans and $14 million for our other postretirement benefit plan, respectively.

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
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2020, 2019 and 2018.
Table 15.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Current income tax provision:
Federal taxes	$1,676	$1,207	$210
State taxes	370	301	234
International taxes	67	129	135
Total current provision	$2,113	$1,637	$579
Deferred income tax provision (benefit):
Federal taxes	$(1,357)	$(222)	$620
State taxes	(266)	(45)	115
International taxes	(4)	(29)	(21)
Total deferred provision (benefit)	(1,627)	(296)	714
Total income tax provision	$486	$1,341	$1,293
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $293 million, $215 million and $382 million in 2020, 2019 and 2018, respectively.
Total income tax provision does not reflect the tax effects of items that are included in AOCI, which include tax provisions of $702 million, $727 million and $15 million in 2020, 2019 and 2018, respectively. See “Note 10—Stockholders’ Equity” for additional information.

189	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2020, 2019 and 2018.
Table 15.2: Effective Income Tax Rate

	Year Ended December 31,
	2020	2019	2018
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	3.1	3.2
Non-deductible expenses	3.2	1.6	2.2
Affordable housing, new markets and other tax credits	(11.4)	(5.2)	(4.0)
Tax-exempt interest and other nontaxable income	(1.7)	(0.8)	(0.7)
IRS method changes	0.0	0.0	(3.9)
Changes in valuation allowance	2.3	(0.3)	0.3
Other, net	(1.7)	0.1	(0.4)
Effective income tax rate	15.2%	19.5%	17.7%
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019. The valuation allowance below represents the adjustment of our foreign tax credit carryforward, certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 15.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for credit losses	$3,649	$1,729
Rewards programs	711	579
Lease liabilities	396	407
Net operating loss and tax credit carryforwards	314	284
Compensation and employee benefits	306	301
Partnership investments	237	202
Unearned income	117	95
Goodwill and intangibles	116	161
Fixed assets and leases	42	0
Other assets	143	142
Subtotal	6,031	3,900
Valuation allowance	(296)	(223)
Total deferred tax assets	5,735	3,677
Deferred tax liabilities:
Security and loan valuations(1)	805	234
Original issue discount	481	600
Net unrealized gains on derivatives	387	93
Right-of-use assets	342	393
Partnership investments	142	147
Mortgage servicing rights	73	55
Loan fees and expenses	36	100
Fixed assets and leases	0	189
Other liabilities	143	146
Total deferred tax liabilities	2,409	1,957
Net deferred tax assets	$3,326	$1,720
_________
(1)Amount includes the tax impact of our December 31, 2019 transfer of our entire portfolio of held to maturity securities to available for sale.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our gross federal net operating loss carryforwards were $36 million and $31 million as of December 31, 2020 and 2019, respectively. These operating loss carryforwards were attributable to acquisitions and will expire from 2028 to 2037, though $26 million has no expiration. Under IRS rules, our ability to utilize these losses against future income is limited. The net tax value of our state net operating loss carryforwards were $250 million and $237 million as of December 31, 2020 and 2019, respectively, and they will expire from 2021 to 2040. Our foreign tax credit carryforward was $56 million and $40 million as of December 31, 2020 and 2019, respectively. This carryforward will begin expiring in 2028.
Our valuation allowance increased by $73 million to $296 million as of December 31, 2020 compared to $223 million as of December 31, 2019. Of the total increase, $56 million is due to the determination that our foreign tax credit carryforwards will not be fully realized prior to expiration. The remaining increase relates to current year increments for state net operating loss and interest carryforwards.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized $16 million, $4 million and $6 million of such expense in 2020, 2019 and 2018, respectively.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 15.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2018	$86	$29	$115
Additions for tax positions related to the current year	28	0	28
Additions for tax positions related to prior years	402	25	427
Reductions for tax positions related to prior years due to IRS and other settlements	(76)	(19)	(95)
Balance as of December 31, 2018	440	35	475
Additions for tax positions related to the current year	23	17	40
Additions for tax positions related to prior years	12	4	16
Reductions for tax positions related to prior years due to IRS and other settlements	(44)	(25)	(69)
Balance as of December 31, 2019	431	31	462
Additions for tax positions related to the current year	33	0	33
Additions for tax positions related to prior years	3	21	24
Reductions for tax positions related to prior years due to IRS and other settlements	(16)	(6)	(22)
Balance as of December 31, 2020	$451	$46	$497
Portion of balance at December 31, 2020 that, if recognized, would impact the effective income tax rate	$153	$35	$188
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2020, we continued to participate in the IRS Compliance Assurance Process (“CAP”) for our 2018, 2019 and 2020 federal income tax return years, and have been accepted into CAP for 2021. During 2020, the IRS review of our 2017 federal income tax return was completed, with one issue remaining open. This issue is now pending at the IRS Independent Office of Appeals, with a resolution expected during 2021. The IRS review of our 2018 and 2019 federal income tax returns is also substantially completed and these years are also expected to be closed in 2021. We expect that the IRS review of our 2020 federal income tax return will be substantially completed prior to its filing in 2021.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential changes to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2020, the company has approximately $1.6 billion of unremitted earnings of subsidiaries operating outside the U.S. that upon repatriation would have no additional U.S. income taxes. In accordance with the guidance for accounting for income taxes in special areas, these earnings are considered by management to be invested indefinitely, except for the earnings of our Philippines subsidiary as we have made distributions and expect to make distributions in the future.

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, U.S. income taxes of $69 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of previous mergers and acquisitions, are subject to recapture in the unlikely event that CONA, as the successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

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
Investment Securities
We measure the fair value of our U.S. Treasury securities using quoted prices in active markets. For the majority of securities in other investment categories, we utilize multiple vendor pricing services to obtain fair value measurements. We use a waterfall of pricing vendors determined using our annual assessment of pricing service performance. A pricing service may be considered as the preferred or primary pricing provider depending on how closely aligned its prices are to other vendor prices, and how consistent the prices are with other available market information. The price of each security is confirmed by comparing with other vendor prices before it is finalized.
RMBS and CMBS are generally classified as Level 2 or 3. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by dealers, valuation from external pricing services, independent pricing models, or other model-based valuation techniques, for example, calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings and losses. Generally, the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may also incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer inputs, credit spreads, forward curves and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the pricing models may apply available information through processes such as benchmarking curves, grouping securities based on their characteristics and using matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment assumptions.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Assets and Liabilities
We use both exchange-traded and OTC derivatives to manage our interest rate, foreign currency and commodity risk exposures. When quoted market prices are available and used to value our exchange-traded derivatives, we classify them as Level 1. However, the majority of our derivatives do not have readily available quoted market prices. Therefore, we value most of our derivatives using vendor-based models. We primarily rely on market observable inputs for these models, including, for example, interest rate yield curves, credit curves, option volatility and currency rates. These inputs can vary depending on the type of derivatives and nature of the underlying rate, price or index upon which the value of the derivative is based. We typically classify derivatives as Level 2 when significant inputs can be observed in a liquid market and the model itself does not require significant judgment. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, such derivatives are classified as Level 3. We consider the impact of credit risk valuation adjustments when measuring the fair value of derivative contracts in order to reflect the credit quality of the counterparty and our own credit quality. Official internal pricing is compared against additional pricing sources such as external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated. These derivatives are included in other assets or other liabilities on the consolidated balance sheets.
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
The determination of the leveling of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the observable or unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions

194	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2020 and 2019.
Table 16.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,318	$0	$0	—	$9,318
RMBS	0	76,375	328	—	76,703
CMBS	0	11,624	111	—	11,735
Other securities	142	2,547	0	—	2,689
Total securities available for sale	9,460	90,546	439	—	100,445
Loans held for sale	0	596	0	—	596
Other assets:
Derivative assets(2)	268	3,006	141	$(1,148)	2,267
Other(3)	430	552	55	—	1,037
Total assets	$10,158	$94,700	$635	$(1,148)	$104,345
Liabilities:
Other liabilities:
Derivative liabilities(2)	$271	$1,137	$110	$(739)	$779
Total liabilities	$271	$1,137	$110	$(739)	$779

	December 31, 2019
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,124	$0	$0	—	$4,124
RMBS	0	63,909	429	—	64,338
CMBS	0	9,413	13	—	9,426
Other securities	231	1,094	0	—	1,325
Total securities available for sale	4,355	74,416	442	—	79,213
Loans held for sale	0	251	0	—	251
Other assets:
Derivative assets(2)	84	1,568	77	$(633)	1,096
Other(3)	344	0	66	—	410
Total assets	$4,783	$76,235	$585	$(633)	$80,970
Liabilities:
Other liabilities:
Derivative liabilities(2)	$17	$1,129	$51	$(523)	$674
Total liabilities	$17	$1,129	$51	$(523)	$674
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $31 million and $12 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2020 and 2019, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(3)As of December 31, 2020 and 2019, other includes retained interests in securitizations of $55 million and $66 million, deferred compensation plan assets of $414 million and $343 million, and equity securities of $568 million (including unrealized gains of $535 million) and $1 million, respectively.

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019 and 2018. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 16.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2020
Securities available for sale:(2)(4)
RMBS	$433	$22	$(19)	$0	$0	$0	$(72)	$206	$(242)	$328	$16
CMBS	13	(3)	(9)	0	0	0	(32)	371	(229)	111	0
Total securities available for sale	446	19	(28)	0	0	0	(104)	577	(471)	439	16
Other assets:
Retained interests in securitizations	66	(11)	0	0	0	0	0	0	0	55	(11)
Net derivative assets (liabilities)(3)	26	10	0	0	0	43	(37)	0	(11)	31	10

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2019
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019(1)
(Dollars in millions)	Balance, January 1, 2019	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2019
Securities available for sale:(2)
RMBS	$433	$35	$5	$0	$0	$0	$(63)	$177	$(158)	$429	$34
CMBS	10	0	0	0	0	0	(2)	5	0	13	0
Total securities available for sale	443	35	5	0	0	0	(65)	182	(158)	442	34
Other assets:
Retained interests in securitizations	158	18	0	0	0	0	(110)	0	0	66	(19)
Net derivative assets (liabilities)(3)	(10)	6	0	0	0	(16)	52	0	(6)	26	1

196	Capital One Financial Corporation (COF)

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
(2)Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2020 were $21 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2019 were $4 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2018 were $17 million.
(3)Includes derivative assets and liabilities of $141 million and $110 million, respectively, as of December 31, 2020, $77 million and $51 million, respectively, as of December 31, 2019 and $38 million and $48 million, respectively, as of December 31, 2018.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 16.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$328	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-12% 8-15% 0-11% 30-100%	3% 10% 2% 73%
CMBS	111	Discounted cash flows (vendor pricing)	Yield	1-3%	2%
Other assets:
Retained interests in securitizations(2)	55	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	37-52 3-13% 2-12% 3-3% 55-70%	N/A
Net derivative assets (liabilities)	31	Discounted cash flows	Swap rates	1%	1%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2019	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$429	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-18% 0-18% 1-6% 30-95%	5% 10% 2% 67%
CMBS	13	Discounted cash flows (vendor pricing)	Yield	2-3%	2%
Other assets:
Retained interests in securitizations(2)	66	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-51 4-14% 3-10% 2-3% 74-88%	N/A
Net derivative assets (liabilities)	26	Discounted cash flows	Swap rates	2%	2%
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
Other Assets
Other assets subject to nonrecurring fair value measurements include equity investments accounted for under the measurement alternative, other repossessed assets and long-lived assets held for sale. These assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2020 and 2019, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 16.4: Nonrecurring Fair Value Measurements

	December 31, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$305	$305
Other assets(1)	0	175	175
Total	$0	$480	$480

	December 31, 2019
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$294	$294
Other assets(1)	0	103	103
Total	$0	$397	$397
__________
(1)As of December 31, 2020, other assets included equity investments accounted for under the measurement alternative of $25 million, repossessed assets of $42 million and long-lived assets held for sale of $108 million. As of December 31, 2019, other assets included equity investments accounted for under the measurement alternative of $5 million, repossessed assets of $61 million and long-lived assets held for sale of $37 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 89%, with a weighted average of 14%, and from 0% to 50%, with a weighted average of 6%, as of December 31, 2020 and 2019, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2020 and 2019.
Table 16.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2020	2019
Loans held for investment	$198	$(268)
Other assets(1)	(85)	(76)
Total	$113	$(344)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2020 and 2019.
Table 16.6: Fair Value of Financial Instruments

	December 31, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,509	$40,509	$4,708	$35,801	$0
Restricted cash for securitization investors	262	262	262	0	0
Net loans held for investment	236,060	244,701	0	0	244,701
Loans held for sale	2,114	2,214	0	2,214	0
Interest receivable	1,471	1,471	0	1,471	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	32,746	33,111	0	33,111	0
Securitized debt obligations	12,414	12,584	0	12,584	0
Senior and subordinated notes	27,382	28,282	0	28,282	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	668	0	668	0
Interest payable	352	352	0	352	0

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,407	$13,407	$4,129	$9,278	$0
Restricted cash for securitization investors	342	342	342	0	0
Net loans held for investment	258,601	258,696	0	0	258,696
Loans held for sale	149	149	0	149	0
Interest receivable	1,758	1,758	0	1,758	0
Other investments(1)	1,638	1,638	0	1,638	0
Financial liabilities:
Deposits with defined maturities	44,958	45,225	0	45,225	0
Securitized debt obligations	17,808	17,941	0	17,941	0
Senior and subordinated notes	30,472	31,233	0	31,233	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	314	314	0	314	0
Other borrowings(2)	7,000	7,001	0	7,001	0
Interest payable	439	439	0	439	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings excludes finance lease liabilities.

201	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management by our centralized Corporate Treasury group and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments, are included in the Other category.
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
•Other category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. Other category also includes foreign exchange-rate fluctuations on foreign currency-denominated transactions; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges; certain material items that are non-recurring in nature; offsets related to certain line-item reclassifications; and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
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
•Net interest income: Interest income from loans held for investment and interest expense from deposits and other interest-bearing liabilities are reflected within each applicable business segment. Because funding and asset/liability management are managed centrally by our Corporate Treasury group, net interest income for our business segments also includes the results of a funds transfer pricing process that is intended to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. The taxable-equivalent benefit of tax-exempt products is also allocated to each business unit with a corresponding increase in income tax expense.

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.
•Provision for credit losses: The provision for credit losses is directly attributable to the business segment in accordance with the loans each business segment manages.
•Non-interest expense: Non-interest expenses directly managed and incurred by a business segment are accounted for within each business segment. We allocate certain non-interest expenses indirectly incurred by business segments, such as corporate support functions, to each business segment based on various factors, including the actual cost of the services from the service providers, the utilization of the services, the number of employees or other relevant factors.
•Goodwill and intangible assets: Goodwill and intangible assets that are not directly attributable to business segments are assigned to business segments based on the relative fair value of each segment. Intangible amortization is included in the results of the applicable segment.
•Income taxes: Income taxes are assessed for each business segment based on a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in the Other category.
•Loans held for investment: Loans are reported within each business segment based on product or customer type served by that business segment.
•Deposits: Deposits are reported within each business segment based on product or customer type served by that business segment.
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
The following table presents our business segment results for the years ended December 31, 2020, 2019 and 2018, selected balance sheet data as of December 31, 2020, 2019 and 2018, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 17.1: Segment Results and Reconciliation

	Year Ended December 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$13,776	$7,238	$2,048	$(149)	$22,913
Non-interest income	3,823	466	923	398	5,610
Total net revenue(2)	17,599	7,704	2,971	249	28,523
Provision for credit losses	7,327	1,753	1,181	3	10,264
Non-interest expense	8,491	4,159	1,706	700	15,056
Income (loss) from continuing operations before income taxes	1,781	1,792	84	(454)	3,203
Income tax provision (benefit)	420	425	19	(378)	486
Income (loss) from continuing operations, net of tax	$1,361	$1,367	$65	$(76)	$2,717
Loans held for investment	$106,956	$68,888	$75,780	$0	$251,624
Deposits	0	249,815	39,590	16,037	305,442

	Year Ended December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$14,461	$6,732	$1,983	$164	$23,340
Non-interest income (loss)	3,888	643	831	(109)	5,253
Total net revenue	18,349	7,375	2,814	55	28,593
Provision for credit losses	4,992	938	306	0	6,236
Non-interest expense	9,271	4,091	1,699	422	15,483
Income (loss) from continuing operations before income taxes	4,086	2,346	809	(367)	6,874
Income tax provision (benefit)	959	547	188	(353)	1,341
Income (loss) from continuing operations, net of tax	$3,127	$1,799	$621	$(14)	$5,533
Loans held for investment	$128,236	$63,065	$74,508	$0	$265,809
Deposits	0	213,099	32,134	17,464	262,697

	Year Ended December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)(3)	Other(1)(3)	Consolidated Total
Net interest income	$14,167	$6,549	$2,044	$115	$22,875
Non-interest income	3,520	663	744	274	5,201
Total net revenue	17,687	7,212	2,788	389	28,076
Provision (benefit) for credit losses	4,984	838	83	(49)	5,856
Non-interest expense	8,542	4,027	1,654	679	14,902
Income (loss) from continuing operations before income taxes	4,161	2,347	1,051	(241)	7,318
Income tax provision (benefit)	970	547	245	(469)	1,293
Income from continuing operations, net of tax	$3,191	$1,800	$806	$228	$6,025
Loans held for investment	$116,361	$59,205	$70,333	$0	$245,899
Deposits	0	198,607	29,480	21,677	249,764

204	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $1.1 billion for the year ended December 31, 2020, for finance charges and fees charged off as uncollectible.
(3)In the first quarter of 2019, we made a change in how revenue is measured in our Commercial Banking business by revising the allocation of tax benefits on certain tax-advantaged investments. As such, 2018 results have been recast to conform with the current period presentation. The result of this measurement change reduced the previously reported total net revenue in our Commercial Banking business by $108 million for the year ended December 31, 2018, with an offsetting increase in the Other category.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2020, 2019 and 2018.
Table 17.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Year Ended December 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,747	$209	$63	$(2)	$3,017
Service charges and other customer-related fees	0	188	175	(1)	362
Other	315	39	4	0	358
Total contract revenue	3,062	436	242	(3)	3,737
Revenue from other sources	761	30	681	401	1,873
Total non-interest income	$3,823	$466	$923	$398	$5,610

	Year Ended December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,925	$205	$55	$(6)	$3,179
Service charges and other customer-related fees	0	298	120	(1)	417
Other	120	101	3	0	224
Total contract revenue	3,045	604	178	(7)	3,820
Revenue from other sources	843	39	653	(102)	1,433
Total non-interest income	$3,888	$643	$831	$(109)	$5,253

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,609	$185	$33	$(4)	$2,823
Service charges and other customer-related fees	0	367	123	(1)	489
Other	8	109	2	0	119
Total contract revenue	2,617	661	158	(5)	3,431
Revenue from other sources	903	2	586	279	1,770
Total non-interest income	$3,520	$663	$744	$274	$5,201
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses of $4.9 billion for the years ended December 31, 2020 and 2019 and $4.4 billion for the year ended December 31, 2018.

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2020 and 2019. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 18.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Credit card lines	$349,594	$363,446	N/A	N/A
Other loan commitments(1)	35,836	36,454	$144	$110
Standby letters of credit and commercial letters of credit(2)	1,302	1,574	32	27
Total unfunded lending commitments	$386,732	$401,474	$176	$137
__________
(1)Includes $1.8 billion and $1.6 billion of advised lines of credit as of December 31, 2020 and 2019, respectively.
(2)These financial guarantees have expiration dates ranging from 2021 to 2023 as of December 31, 2020.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $97 million and $75 million as of December 31, 2020 and 2019, respectively.
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
Our U.K. PPI reserve declined to an immaterial amount as of December 31, 2020 from $188 million as of December 31, 2019.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2020 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Anti-Money Laundering
In October 2018, we paid a civil monetary penalty of $100 million to resolve the monetary component of a July 2015 OCC consent order relating to our anti-money laundering (“AML”) program. The OCC lifted the AML consent order in November 2019.
In June 2019, the Department of Justice and the New York District Attorney’s Office closed their investigations into certain former check cashing clients of the Commercial Banking business and our AML program. In January 2021, the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury assessed a civil monetary penalty of $390 million to conclude its investigation into AML compliance regarding certain former check cashing clients. We paid $290 million from existing reserves to satisfy the assessment, after receiving a credit for the related $100 million civil monetary penalty we paid to the OCC in October 2018. The resolution with FinCEN concludes the last government inquiry relating to the former check cashing line of business we exited in 2014.
Cybersecurity Incident
As a result of the Cybersecurity Incident announced on July 29, 2019, we are subject to numerous legal proceedings and other inquiries and could be the subject of additional proceedings and inquiries in the future.
Consumer class actions. We were named as a defendant in approximately 73 putative consumer class action cases (61 in U.S. federal courts and 12 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division, where the remaining 29 consumer class actions are currently pending. In the third quarter of 2020, the MDL court denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue.
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
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal regulators, relevant Canadian regulators, the Department of Justice, and the offices of approximately fourteen state Attorneys General. We are cooperating with these offices and responding to their inquiries.
In August 2020, we entered into consent orders with the Federal Reserve and the OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty.
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
U.K. PPI Litigation
Some of the claimants in the U.K. PPI regulatory claims process have initiated legal proceedings. The significant increase in PPI regulatory claim volumes shortly before the August 29, 2019 claims submission deadline increases the potential exposure for PPI-related litigation, which is not subject to the August 29, 2019 deadline.

209	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Pending and Threatened Litigation
In addition, we are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions is not expected to be material to our consolidated financial position or our results of operations.

210	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following parent company only financial statements are prepared in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 19.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Interest income	$186	$442	$313
Interest expense	510	798	720
Dividends from subsidiaries	3,003	3,276	2,750
Non-interest income (loss)	(127)	(21)	19
Non-interest expense	33	60	29
Income before income taxes and equity in undistributed earnings of subsidiaries	2,519	2,839	2,333
Income tax benefit	(93)	(138)	(128)
Equity in undistributed earnings of subsidiaries	102	2,569	3,554
Net income	2,714	5,546	6,015
Other comprehensive income (loss), net of tax	2,346	1,531	(136)
Comprehensive income	$5,060	$7,077	$5,879
Table 19.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$12,976	$13,050
Investments in subsidiaries	62,066	61,626
Loans to subsidiaries	5,924	3,905
Securities available for sale	622	738
Other assets	1,473	1,017
Total assets	$83,061	$80,336

Liabilities:
Senior and subordinated notes	$22,037	$22,080
Accrued expenses and other liabilities	820	245
Total liabilities	22,857	22,325
Total stockholders’ equity	60,204	58,011
Total liabilities and stockholders’ equity	$83,061	$80,336

211	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 19.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Operating activities:
Net income	$2,714	$5,546	$6,015
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(102)	(2,569)	(3,554)
Other operating activities	1,217	216	(35)
Net cash from operating activities	3,829	3,193	2,426
Investing activities:
Changes in investments in subsidiaries	(217)	704	(577)
Proceeds from paydowns and maturities of securities available for sale	117	111	140
Changes in loans to subsidiaries	(2,019)	(1,302)	(2,055)
Net cash from investing activities	(2,119)	(487)	(2,492)
Financing activities:
Borrowings:
Changes in borrowings from subsidiaries	0	0	38
Issuance of senior and subordinated notes	1,991	2,646	5,227
Maturities and paydowns of senior and subordinated notes	(2,900)	(750)	0
Common stock:
Net proceeds from issuances	241	199	175
Dividends paid	(460)	(753)	(773)
Preferred stock:
Net proceeds from issuances	1,330	1,462	0
Dividends paid	(280)	(282)	(265)
Redemptions	(1,375)	(1,000)	0
Purchases of treasury stock	(393)	(1,481)	(2,284)
Proceeds from share-based payment activities	62	17	38
Net cash from financing activities	(1,784)	58	2,156
Changes in cash and cash equivalents	(74)	2,764	2,090
Cash and cash equivalents, beginning of the period	13,050	10,286	8,196
Cash and cash equivalents, end of the period	$12,976	$13,050	$10,286
Supplemental information:
Non-cash impact from the dissolution of wholly-owned subsidiary
Decrease in investment in subsidiaries	$0	$1,508	$0
Decrease in borrowings from subsidiaries	0	1,671	0

212	Capital One Financial Corporation (COF)

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
(a) Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the period covered by this Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2020 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2021 Annual Stockholder Meeting (“Proxy Statement”) under the heading “Corporate Governance at Capital One,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2020 fiscal year.
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
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

216	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2020
Commission File No. 001-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (iv) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (v) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (vi) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vii) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; (viii) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (ix) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (x) the “2017 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018; (xi) the “2018 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019; and (xii) the “2019 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020.

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

3.3.3
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

3.3.5
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J, dated January 30, 2020 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on January 31, 2020).

3.3.6
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

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012).
4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1.1+	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).
10.1.2+	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).
10.1.3+	Fourth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1.4 of the 2017 Form 10-K).
10.1.4+	Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2019).

217	Capital One Financial Corporation (COF)

Exhibit No.	Description
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

218	Capital One Financial Corporation (COF)

Exhibit No.	Description
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

10.2.23+
Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.23 of the 2019 Form 10-K).

10.2.24+
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.24 of the 2019 Form 10-K).

10.2.25+*	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021.
10.2.26+*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021.

10.2.27+*	Form of Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021.
10.3.1+	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).
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

21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.

219	Capital One Financial Corporation (COF)

Exhibit No.	Description
31.2*	Certification of R. Scott Blackley.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of R. Scott Blackley.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-K.
**	Indicates a document being furnished with this Form 10-K. Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

220	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 25, 2021	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair, Chief Executive Officer and President	February 25, 2021
Richard D. Fairbank	(Principal Executive Officer)

/s/ R. SCOTT BLACKLEY	Chief Financial Officer	February 25, 2021
R. Scott Blackley	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 25, 2021
Timothy P. Golden	(Principal Accounting Officer)

/s/ APARNA CHENNAPRAGADA	Director	February 25, 2021
Aparna Chennapragada

/s/ ANN FRITZ HACKETT	Director	February 25, 2021
Ann Fritz Hackett

/s/ PETER THOMAS KILLALEA	Director	February 25, 2021
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 25, 2021
C.P.A.J. (Eli) Leenaars

/s/ PIERRE E. LEROY	Director	February 25, 2021
Pierre E. Leroy

/s/ FRANÇOIS LOCOH-DONOU	Director	February 25, 2021
François Locoh-Donou

/s/ PETER E. RASKIND	Director	February 25, 2021
Peter E. Raskind

/s/ EILEEN SERRA	Director	February 25, 2021
Eileen Serra

221	Capital One Financial Corporation (COF)

/s/ MAYO A. SHATTUCK III	Director	February 25, 2021
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 25, 2021
Bradford H. Warner

/s/ CATHERINE G. WEST	Director	February 25, 2021
Catherine G. West

222	Capital One Financial Corporation (COF)