Form 10-Q
period 2021-03-31
CAPITAL ONE FINANCIAL CORP
filed 2021-05-07
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	COF PRG	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	COF PRH	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I	COF PRI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J	COF PRJ	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K	COF PRK	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L	COF PRL	New York Stock Exchange
0.800% Senior Notes Due 2024	COF24	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange

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
As of April 30, 2021, there were 451,489,343 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K (“2020 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2021 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2020 Form 10-K.

INTRODUCTION
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
As of March 31, 2021, our principal subsidiaries included:
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
Our consolidated total net revenues are derived primarily from lending to consumer, small business and commercial customers net of funding costs associated with interest on deposits, long-term debt and other borrowings. We also earn non-interest income which primarily consists of interchange income, net of reward expenses, service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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
Coronavirus Disease 2019 (COVID-19) Pandemic
The COVID-19 pandemic has resulted in a global public-health crisis, disrupting economies and introducing significant volatility into financial markets and uncertainty as to when economic and operating conditions will return to normalcy. This crisis continues to impact individuals, households and businesses in a multitude of ways. Companies in the United States of America (“U.S.”) and abroad have experienced unprecedented disruptions to normal business operations, including customer-facing interactions, supply chains, office closures, changes in demand for products and services, and others. Financial institutions, including us, have been deemed an essential service and exempted from the myriad of shutdowns across the country. We have transformed how we work in order to protect the well-being of our associates and our customers, serve our customers, support our communities, and position ourselves to navigate the challenges ahead.
Since the start of the COVID-19 pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that have been designed for resilience and security. The majority of our associates will continue to work remotely through at least the summer of 2021, as we continue to prioritize their safety while planning our return to the office. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating. We have implemented additional paid benefits and flexible attendance policies that are intended to enable our associates to care for their families and loved ones, including increased pay for branch and Café associates working in open locations, associates that perform essential and time-sensitive banking activities that cannot be performed remotely, and other U.S.-based associates in roles instrumental to maintaining essential customer support. We continue to monitor and revise our safety precautions and policies at banking locations as government authorities continue to implement and modify measures to contain the further spread of COVID-19. In our Retail Banking business, we have reopened nearly all of our Cafés and branches across our network with increased safety precautions. We will continue to monitor local conditions to ensure the safety of our associates and customers while providing critical banking services.
Beginning in March 2020, we offered a range of policies and programs to accommodate customer hardship across our lines of business, with the largest program offerings in our Auto and Domestic Credit Card businesses. Enrollments in these programs peaked early in the pandemic and have declined to low levels thereafter. In addition, we continue to participate in the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 and implemented by the Small Business Administration. See “MD&A—Credit Risk Profile” for more information about our customer assistance programs and enrollment volumes.
We reported net income of $3.3 billion ($7.03 per diluted common share) for the first quarter of 2021, which reflects an allowance release of $1.6 billion. The allowance release was driven by strong credit performance and an improved economic outlook. Our allowance coverage ratio of 5.77% as of March 31, 2021 remains well above pre-pandemic levels. For more information, see “MD&A—Executive Summary and Business Outlook” and “MD&A—Credit Risk Profile.” We have incorporated recent market events and trends into our valuations of instruments measured at fair value. See more details in “MD&A—Critical Accounting Policies and Estimates,” “MD&A—Market Risk Profile” and “Note 8—Derivative Instruments and Hedging Activities.” See “MD&A—Liquidity Risk Profile” for information relating to our liquidity reserves as of March 31, 2021.

5	Capital One Financial Corporation (COF)

After seeing impacts to the demand for our products and services to varying degrees in 2020 due to the COVID-19 pandemic, we saw significant improvements in the first quarter of 2021. In our Domestic Card business, the year-over-year percentage change in ending loan balances this quarter was approximately the same as it was last quarter. Rebounding spend levels were offset by the effects of government stimulus on Card payment rates, which continue to pressure loan balances. In our Auto business, we saw an increase in origination volumes and loan growth driven by our relationship strategy and digital capabilities along with strong industry sales. In our Retail Banking business, we continue to see high deposit volumes driven by increased consumer savings aided by the impact of recently passed government stimulus. In our Commercial Banking business, revenue was up year-over-year as margins improved. Deposit balances were up significantly, reflecting the impact of the economic environment and government stimulus on our customers, while average loan balances declined modestly.
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
See “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding risks and the significant uncertainties relating to the COVID-19 pandemic.

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2021 and 2020 and selected comparative balance sheet data as of March 31, 2021 and December 31, 2020. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2021	2020	Change
Income statement
Net interest income	$5,822	$6,025	(3)%
Non-interest income	1,291	1,224	5
Total net revenue	7,113	7,249	(2)
Provision (benefit) for credit losses	(823)	5,423	**
Non-interest expense:
Marketing	501	491	2
Operating expense	3,239	3,238	—
Total non-interest expense	3,740	3,729	—
Income (loss) from continuing operations before income taxes	4,196	(1,903)	**
Income tax provision (benefit)	869	(563)	**
Income (loss) from continuing operations, net of tax	3,327	(1,340)	**
Income (loss) from discontinued operations, net of tax	(2)	—	**
Net income (loss)	3,325	(1,340)	**
Dividends and undistributed earnings allocated to participating securities	(28)	(3)	**
Preferred stock dividends	(61)	(55)	11
Issuance cost for redeemed preferred stock	—	(22)	**
Net income (loss) available to common stockholders	$3,236	$(1,420)	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$7.06	$(3.10)	**
Net income (loss) per basic common share	$7.06	$(3.10)	**

6	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2021	2020	Change
Diluted earnings per common share:
Net income (loss) from continuing operations	$7.03	$(3.10)	**
Net income (loss) per diluted common share	$7.03	$(3.10)	**
Weighted-average common shares outstanding (in millions):
Basic	458.6	457.6	—
Diluted	460.1	457.6	1%
Common shares outstanding (period-end, in millions)	456.8	455.3	—
Dividends declared and paid per common share	$0.40	$0.40	—
Tangible book value per common share (period-end)(1)	90.96	80.68	13
Balance sheet (average balances)
Loans held for investment	$243,937	$262,889	(7)%
Interest-earning assets	388,572	355,347	9
Total assets	421,808	390,380	8
Interest-bearing deposits	273,358	241,115	13
Total deposits	305,056	264,653	15
Borrowings	39,911	51,795	(23)
Common equity	55,775	53,186	5
Total stockholders’ equity	60,623	58,568	4
Selected performance metrics
Purchase volume	$108,333	$99,920	8%
Total net revenue margin(2)	7.32%	8.16%	(84)	bps
Net interest margin	5.99	6.78	(79)
Return on average assets(3)	3.16	(1.37)	**
Return on average tangible assets(4)	3.27	(1.43)	**
Return on average common equity(5)	23.22	(10.68)	**
Return on average tangible common equity(6)	31.61	(14.85)	**
Equity-to-assets ratio(7)	14.37	15.00	(63)
Non-interest expense as a percentage of average loans held for investment	6.13	5.67	46
Efficiency ratio(8)	52.58	51.44	114
Operating efficiency ratio(9)	45.54	44.67	87
Effective income tax rate from continuing operations	20.7	29.6	(9)%
Net charge-offs	$740	$1,791	(59)
Net charge-off rate	1.21%	2.72%	(151)	bps

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2021	December 31, 2020	Change
Balance sheet (period-end)
Loans held for investment	$243,131	$251,624	(3)%
Interest-earning assets	392,485	388,917	1
Total assets	425,175	421,602	1
Interest-bearing deposits	276,325	274,300	1
Total deposits	310,328	305,442	2
Borrowings	38,450	40,539	(5)
Common equity	56,341	55,356	2
Total stockholders’ equity	61,188	60,204	2
Credit quality metrics
Allowance for credit losses	$14,017	$15,564	(10)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	5.77%	6.19%	(42)	bps
30+ day performing delinquency rate	1.82	2.41	(59)
30+ day delinquency rate	1.98	2.61	(63)
Capital ratios
Common equity Tier 1 capital(10)	14.6%	13.7%	90	bps
Tier 1 capital(10)	16.2	15.3	90
Total capital(10)	18.6	17.7	90
Tier 1 leverage(10)	11.7	11.2	50
Tangible common equity(11)	10.1	10.0	10
Supplementary leverage(10)	11.3	10.7	60
Other
Employees (period end, in thousands)	51.7	52.0	(1)%
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
(6)Return on average tangible common equity (“TCE”) is a non-GAAP measure calculated based on annualized net income available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(7)Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(8)Efficiency ratio is calculated based on total non-interest expense for the period divided by total net revenue for the period.
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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $3.3 billion ($7.03 per diluted common share) on total net revenue of $7.1 billion for the first quarter of 2021. In comparison, we reported net loss of $1.3 billion ($3.10 per diluted common share) on total net revenue of $7.2 billion for the first quarter of 2020.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 14.6% and 13.7% as of March 31, 2021 and December 31, 2020, respectively. See “MD&A—Capital Management” for additional information.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock and we repurchased approximately $490 million of shares of our common stock during the first quarter of 2021. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2021. These highlights are based on a comparison between the results of the first quarters of 2021 and 2020, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2021 compared to December 31, 2020. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance
•Earnings: Our net income increased by $4.7 billion to $3.3 billion in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by:
◦lower provision due to an allowance release in the first quarter of 2021 due to continued strong credit performance and an improved economic outlook compared to an allowance build in the first quarter of 2020 driven by the expected economic worsening and significant uncertainty at the start of the COVID-19 pandemic;
This driver was partially offset by:
◦lower net interest income due to lower average outstanding balances in our domestic credit card loan portfolio, as well as higher interest-bearing deposit balances, partially offset by the lower interest rate paid on interest-bearing liabilities.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $8.5 billion to $243.1 billion as of March 31, 2021 from December 31, 2020 primarily due to expected seasonal paydowns in our domestic credit card loan portfolio as well as higher customer payments and the impact of government stimulus.
◦Average loans held for investment decreased by $19.0 billion to $243.9 billion in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by lower outstanding balances in Domestic Card due to higher customer payments and the impact of government stimulus, partially offset by growth in our auto loan portfolio.
•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 151 basis points to 1.21% in the first quarter of 2021 compared to the first quarter of 2020, driven by strong credit performance, including the impact of government stimulus in our domestic credit card and auto loan portfolios, as well as lower charge-offs in our commercial energy loan portfolio.
Our 30+ day delinquency rate decreased by 63 basis points to 1.98% as of March 31, 2021 from December 31, 2020 due to seasonally lower delinquency inventories and strong credit performance in our domestic credit card and auto loan portfolios.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $1.5 billion to $14.0 billion, and our allowance coverage ratio decreased by 42 basis points to 5.77% as of March 31, 2021 from December 31, 2020, driven by strong credit performance and an improved economic outlook.

9	Capital One Financial Corporation (COF)

Business Outlook
We discuss in this Report our expectations as of the time this Report was filed regarding our total company performance and the performance of our business segments based on market conditions, the regulatory environment and our business strategies. The statements contained in this Report are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” in our 2020 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect:
•any change in current dividend or repurchase strategies;
•the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or
•any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made
The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments that are still uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.
See “MD&A—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in our 2020 Form 10-K for factors that could materially influence our results.
Business Segment Expectations
We expect that the Auto net charge-off rate will increase as used car auction prices decrease from elevated levels and the temporary favorable impact of government stimulus diminishes.

10	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2021 and 2020. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2021 and 2020 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$102,520	$3,713	14.49%	$122,854	$4,437	14.45%
Consumer banking	69,234	1,413	8.16	63,672	1,347	8.46
Commercial banking(2)	74,921	516	2.76	77,105	746	3.87
Other(3)	—	212	**	—	12	**
Total loans, including loans held for sale	246,675	5,854	9.49	263,631	6,542	9.93
Investment securities	98,296	391	1.59	78,212	530	2.71
Cash equivalents and other interest-earning assets	43,601	16	0.15	13,504	37	1.10
Total interest-earning assets	388,572	6,261	6.45	355,347	7,109	8.00
Cash and due from banks	5,085			4,472
Allowance for credit losses	(15,548)			(10,408)
Premises and equipment, net	4,283			4,344
Other assets	39,416			36,625
Total assets	$421,808			$390,380
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$273,358	$269	0.39%	$241,115	$731	1.21%
Securitized debt obligations	12,240	32	1.05	18,054	99	2.20
Senior and subordinated notes	26,968	129	1.91	31,342	239	3.04
Other borrowings and liabilities	2,210	9	1.62	3,779	15	1.62
Total interest-bearing liabilities	314,776	439	0.56	294,290	1,084	1.47
Non-interest-bearing deposits	31,698			23,538
Other liabilities	14,711			13,984
Total liabilities	361,185			331,812
Stockholders’ equity	60,623			58,568
Total liabilities and stockholders’ equity	$421,808			$390,380
Net interest income/spread		$5,822	5.89		$6,025	6.53
Impact of non-interest-bearing funding			0.10			0.25
Net interest margin			5.99%			6.78%
__________
(1)Past due fees included in interest income totaled approximately $310 million and $391 million in the first quarters of 2021 and 2020, respectively.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $19 million and $20 million for the first quarters of 2021 and 2020, respectively, with corresponding reductions to the Other category.
(3)Interest income/expense in Other represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.
Net interest income decreased by $203 million to $5.8 billion in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by lower average outstanding balances in Domestic Card, as well as higher interest-bearing deposit balances, partially offset by the lower interest rate paid on interest-bearing liabilities.

12	Capital One Financial Corporation (COF)

Net interest margin decreased by 79 basis points to 5.99% in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by a shift in our asset mix and lower interest rates received on interest-earning assets, partially offset by the lower interest rate paid on interest-bearing deposits.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2021 vs. 2020
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(724)	$(734)	$10
Consumer banking	66	114	(48)
Commercial banking(2)	(230)	(21)	(209)
Other(3)	200	—	200
Total loans, including loans held for sale	(688)	(641)	(47)
Investment securities	(139)	80	(219)
Cash equivalents and other interest-earning assets	(21)	11	(32)
Total interest income	(848)	(550)	(298)
Interest expense:
Interest-bearing deposits	(462)	32	(494)
Securitized debt obligations	(67)	(24)	(43)
Senior and subordinated notes	(110)	(30)	(80)
Other borrowings and liabilities	(6)	(6)	—
Total interest expense	(645)	(28)	(617)
Net interest income	$(203)	$(522)	$319
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
(3)Interest income/expense in Other represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2021 and 2020.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Interchange fees, net	$817	$752
Service charges and other customer-related fees	352	327
Net securities gains	4	—
Other non-interest income:(1)
Mortgage banking revenue	60	68
Treasury and other investment loss	(16)	(7)
Other	74	84
Total other non-interest income	118	145
Total non-interest income	$1,291	$1,224
________
(1)Includes gains of $19 million and losses of $58 million on deferred compensation plan investments in the first quarters of 2021 and 2020, respectively.
Non-interest income increased by $67 million to $1.3 billion in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by higher net interchange fees due to an increase in purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses decreased by $6.2 billion and resulted in a benefit of $823 million in the first quarter of 2021 compared to the first quarter of 2020. This decrease was primarily driven by an allowance release in the first quarter of 2021 due to continued strong credit performance and an improved economic outlook compared to an allowance build in the first quarter of 2020 driven by the expected economic worsening and significant uncertainty at the start of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K.

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2021 and 2020.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Salaries and associate benefits(1)	$1,847	$1,627
Occupancy and equipment	472	517
Marketing	501	491
Professional services	292	287
Communications and data processing	302	302
Amortization of intangibles	6	22
Other non-interest expense:
Bankcard, regulatory and other fee assessments	52	75
Collections	84	105
Fraud losses	35	79
Other	149	224
Total other non-interest expense	320	483
Total non-interest expense	$3,740	$3,729
_________
(1)Includes expenses of $19 million and benefits of $58 million related to our deferred compensation plan investment in the first quarters of 2021 and 2020, respectively. These amounts have corresponding offsets in other non-interest income.
Non-interest expense remained substantially flat at $3.7 billion in the first quarter of 2021.
Income Taxes
We recorded income tax provision of $869 million (20.7% effective income tax rate) and income tax benefit of $563 million (29.6% effective income tax rate) in the first quarters of 2021 and 2020, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective tax rate of 20.7% in the first quarter of 2021 was computed using the annual effective rate method as compared to the 29.6% effective tax rate in the first quarter of 2020 which was computed utilizing the year-to-date method due to the significant forecast variability caused by the COVID-19 pandemic and the relationship of our increasing tax credit investments in proportion to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2020 Form 10-K.

15	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $3.6 billion to $425.2 billion as of March 31, 2021 from December 31, 2020 primarily driven by an increase in our cash balances from deposit growth driven by increased consumer savings aided by the impact of recently passed government stimulus, partially offset by a decline in loan balances.
Total liabilities increased by $2.6 billion to $364.0 billion as of March 31, 2021 from December 31, 2020 primarily driven by growth in deposits driven by increased consumer savings aided by the impact of recently passed government stimulus, partially offset by the early redemption of our senior unsecured debt and paydowns in our auto securitization program.
Stockholders’ equity increased by $984 million to $61.2 billion as of March 31, 2021 from December 31, 2020 primarily due to our net income of $3.3 billion, partially offset by a decline in fair value of our available for sale securities portfolio and the repurchase of shares of our common stock.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2021. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities as well as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both March 31, 2021 and December 31, 2020.
The fair value of our available for sale securities portfolio decreased by $1.3 billion to $99.2 billion as of March 31, 2021 from December 31, 2020, primarily driven by the increase in interest rates. See “Note 2—Investment Securities” for more information.
Table 6 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of March 31, 2021 and December 31, 2020.
Table 6: Investment Securities

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,222	$9,248	$9,302	$9,318
RMBS:
Agency	73,579	74,445	73,248	75,466
Non-agency	973	1,177	1,035	1,237
Total RMBS	74,552	75,622	74,283	76,703
Agency CMBS	11,015	11,274	11,298	11,735
Other securities(1)	3,013	3,021	2,686	2,689
Total investment securities available for sale	$97,802	$99,165	$97,569	$100,445
__________
(1)Includes $2.1 billion and $1.8 billion of asset-backed securities as of March 31, 2021 and December 31, 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

16	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of March 31, 2021 and December 31, 2020.
Table 7: Loans Held for Investment

	March 31, 2021			December 31, 2020
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$99,127	$10,072	$89,055	$106,956	$11,191	$95,765
Consumer Banking	70,202	2,498	67,704	68,888	2,715	66,173
Commercial Banking	73,802	1,447	72,355	75,780	1,658	74,122
Total	$243,131	$14,017	$229,114	$251,624	$15,564	$236,060
Loans held for investment decreased by $8.5 billion to $243.1 billion as of March 31, 2021 from December 31, 2020 primarily driven by expected seasonal paydowns, higher customer payments and the impact of government stimulus in our domestic credit card loan portfolio.
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
Table 8 provides the composition of our primary sources of funding as of March 31, 2021 and December 31, 2020.
Table 8: Funding Sources Composition

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$254,001	73%	$249,815	72%
Commercial Banking	41,552	12	39,590	11
Other(1)	14,775	4	16,037	5
Total deposits	310,328	89	305,442	88
Securitized debt obligations	12,071	3	12,414	4
Other debt	26,379	8	28,125	8
Total funding sources	$348,778	100%	$345,981	100%
__________
(1)Includes brokered deposits of $13.8 billion and $15.0 billion as of March 31, 2021 and December 31, 2020, respectively.
Total deposits increased by $4.9 billion to $310.3 billion as of March 31, 2021 from December 31, 2020 primarily driven by increased consumer savings aided by the impact of recently passed government stimulus, as well as elevated commercial client liquidity.
Securitized debt obligations decreased by $343 million to $12.1 billion as of March 31, 2021 from December 31, 2020 primarily driven by paydowns in our auto securitization program.

17	Capital One Financial Corporation (COF)

Other debt decreased by $1.7 billion to $26.4 billion as of March 31, 2021 from December 31, 2020 primarily driven by early redemption of our senior unsecured debt.
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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired business. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2020 Form 10-K.
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
We summarize our business segment results for the first quarters of 2021 and 2020 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2021 compared to December 31, 2020. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

18	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the first quarters of 2021 and 2020.
Table 9: Business Segment Results

	Three Months Ended March 31,
	2021				2020
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,401	62%	$2,105	63%	$4,613	64%	$(991)	74%
Consumer Banking	2,171	30	902	27	1,783	24	(52)	4
Commercial Banking(3)	760	11	416	13	729	10	(411)	31
Other(3)	(219)	(3)	(96)	(3)	124	2	114	(9)
Total	$7,113	100%	$3,327	100%	$7,249	100%	$(1,340)	100%
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

19	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $2.1 billion in the first quarter of 2021, compared to net loss of $991 million in the first quarter of 2020.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2021	2020	Change
Selected income statement data:
Net interest income	$3,372	$3,702	(9)%
Non-interest income	1,029	911	13
Total net revenue(1)	4,401	4,613	(5)
Provision (benefit) for credit losses	(492)	3,702	**
Non-interest expense	2,135	2,208	(3)
Income (loss) from continuing operations before income taxes	2,758	(1,297)	**
Income tax provision (benefit)	653	(306)	**
Income (loss) from continuing operations, net of tax	$2,105	$(991)	**
Selected performance metrics:
Average loans held for investment	$100,534	$122,776	(18)
Average yield on loans(2)	14.49%	14.46%	3	bps
Total net revenue margin(3)	17.17	15.03	214
Net charge-offs	$633	$1,436	(56)%
Net charge-off rate	2.52%	4.68%	(216)	bps
Purchase volume	$108,333	$99,920	8%

(Dollars in millions, except as noted)	March 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$99,127	$106,956	(7)%
30+ day performing delinquency rate	2.26%	2.44%	(18)	bps
30+ day delinquency rate	2.27	2.45	(18)
Nonperforming loan rate(4)	0.01	0.02	(1)
Allowance for credit losses	$10,072	$11,191	(10)%
Allowance coverage ratio	10.16%	10.46%	(30)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Total net revenue was reduced by $180 million and $389 million in the first quarters of 2021 and 2020, respectively, for finance charges and fees charged-off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
(4)Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful.

20	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the first quarter of 2021 compared to the first quarter of 2020, and changes in financial condition and credit performance between March 31, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income decreased by $330 million to $3.4 billion in the first quarter of 2021 primarily driven by lower average loan balances from higher customer payments and the impact of government stimulus, partially offset by higher margins.
•Non-Interest Income: Non-interest income increased by $118 million to $1.0 billion in the first quarter of 2021 primarily driven by higher net interchange fees from an increase in purchase volume and lower amortization expense of deferred bounty payments.
•Provision for Credit Losses: Provision for credit losses decreased by $4.2 billion to a benefit of $492 million in the first quarter of 2021 driven by an allowance release in the first quarter of 2021 due to continued strong credit performance and an improved economic outlook compared to an allowance build in the first quarter of 2020 driven by the expected economic worsening and significant uncertainty at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense remained substantially flat at $2.1 billion in the first quarter of 2021.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $7.8 billion to $99.1 billion as of March 31, 2021 from December 31, 2020 due to expected seasonal paydowns as well as higher customer payments and the impact of government stimulus.
◦Average loans held for investment decreased by $22.2 billion to $100.5 billion in the first quarter of 2021 compared to the first quarter of 2020 driven by higher customer payments and the impact of government stimulus.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 216 basis points to 2.52% in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by strong credit performance in Domestic Card due to customer payment behavior in response to the COVID-19 pandemic, including the impact of the government stimulus, partially offset by lower average balances.
The 30+ day delinquency rate decreased by 18 basis points to 2.27% as of March 31, 2021 from December 31, 2020 due to seasonally lower delinquency inventories and strong credit performance in our domestic credit card loan portfolio, partially offset by lower outstanding balances.

21	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $2.0 billion in the first quarter of 2021, compared to net loss of $935 million in the first quarter of 2020. In the first quarters of 2021 and 2020, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2021	2020	Change
Selected income statement data:
Net interest income	$3,095	$3,381	(8)%
Non-interest income	959	842	14
Total net revenue(1)	4,054	4,223	(4)
Provision (benefit) for credit losses	(491)	3,464	**
Non-interest expense	1,923	1,984	(3)
Income (loss) from continuing operations before income taxes	2,622	(1,225)	**
Income tax provision (benefit)	619	(290)	**
Income (loss) from continuing operations, net of tax	$2,003	$(935)	**
Selected performance metrics:
Average loans held for investment	$92,594	$113,711	(19)
Average yield on loans(2)	14.34%	14.30%	4	bps
Total net revenue margin(3)	17.15	14.86	229
Net charge-offs	$587	$1,331	(56)%
Net charge-off rate	2.54%	4.68%	(214)	bps
Purchase volume	$99,960	$92,248	8%

(Dollars in millions, except as noted)	March 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$91,099	$98,504	(8)%
30+ day performing delinquency rate	2.24%	2.42%	(18)	bps
Allowance for credit losses	$9,572	$10,650	(10)%
Allowance coverage ratio	10.51%	10.81%	(30)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge-off uncollectible amounts. Finance charges and fees charged-off as uncollectible are reflected as a reduction in total net revenue.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
**    Not meaningful.

22	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net Income for our Domestic Card business increased in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by:
•lower provision for credit losses due to an allowance release in the first quarter of 2021 due to continued strong credit performance and an improved economic outlook compared to an allowance build in the first quarter of 2020 driven by the expected economic worsening and significant uncertainty at the start of the COVID-19 pandemic; and
•higher non-interest income primarily due to higher net interchange fees from an increase in purchase volume and lower amortization expense of deferred bounty payments.
•lower net interest income primarily driven by lower average outstanding balances.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $902 million in the first quarter of 2021, compared to net loss of $52 million in the first quarter of 2020.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2021	2020	Change
Selected income statement data:
Net interest income	$2,030	$1,657	23%
Non-interest income	141	126	12
Total net revenue	2,171	1,783	22
Provision (benefit) for credit losses	(126)	860	**
Non-interest expense	1,117	991	13
Income (loss) from continuing operations before income taxes	1,180	(68)	**
Income tax provision (benefit)	278	(16)	**
Income (loss) from continuing operations, net of tax	$902	$(52)	**
Selected performance metrics:
Average loans held for investment:
Auto	$66,185	$61,005	8
Retail banking	3,049	2,666	14
Total consumer banking	$69,234	$63,671	9
Average yield on loans held for investment(1)	8.16%	8.46%	(30)	bps
Average deposits	$249,499	$215,071	16%
Average deposits interest rate	0.36%	1.06%	(70)	bps
Net charge-offs	$91	$246	(63)%
Net charge-off rate	0.52%	1.54%	(102)	bps
Auto loan originations	$8,833	$7,640	16%

23	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Auto	$67,059	$65,762	2%
Retail banking	3,143	3,126	1
Total consumer banking	$70,202	$68,888	2
30+ day performing delinquency rate	3.03%	4.62%	(159)	bps
30+ day delinquency rate	3.25	5.00	(175)
Nonperforming loan rate	0.33	0.47	(14)
Nonperforming asset rate(2)	0.39	0.54	(15)
Allowance for credit losses	$2,498	$2,715	(8)%
Allowance coverage ratio	3.56%	3.94%	(38)	bps
Deposits	$254,001	$249,815	2%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(2)Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the first quarter of 2021 compared to the first quarter of 2020, and changes in financial condition and credit performance between March 31, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income increased by $373 million to $2.0 billion in the first quarter of 2021 primarily driven by higher margins and deposits in our Retail Banking business as well as growth in our auto loan portfolio.
•Non-Interest Income: Non-interest income remained substantially flat at $141 million in the first quarter of 2021.
•Provision for Credit Losses: Provision for credit losses decreased by $986 million to a benefit of $126 million in the first quarter of 2021 driven by an allowance release in the first quarter of 2021 due to strong credit performance, an improved economic outlook and auction price favorability, compared to an allowance build in the first quarter of 2020 driven by the expected economic worsening and significant uncertainty at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $126 million to $1.1 billion in the first quarter of 2021 primarily driven by growth in our auto loan portfolio as well as continued investment in infrastructure and technology.
•Loans Held for Investment: Period-end loans held for investment increased by $1.3 billion to $70.2 billion as of March 31, 2021 from December 31, 2020, and average loans held for investment increased by $5.6 billion to $69.2 billion in the first quarter of 2021 compared to the first quarter of 2020 primarily due to growth in our auto loan portfolio.
•Deposits: Period-end deposits increased by $4.2 billion to $254.0 billion as of March 31, 2021 from December 31, 2020 primarily driven by increased consumer savings aided by the impact of recently passed government stimulus.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 102 basis points to 0.52% in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by strong credit performance and the impact of government stimulus as well as the impact of elevated auction prices and short-term payment extensions offered to affected auto borrowers in response to the COVID-19 pandemic.
The 30+ day delinquency rate decreased by 175 basis points to 3.25% as of March 31, 2021 from December 31, 2020 driven by seasonally lower delinquency inventories and strong credit performance in our auto loan portfolio.

24	Capital One Financial Corporation (COF)

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
Our Commercial Banking business generated net income from continuing operations of $416 million in the first quarter of 2021, compared to net loss of $411 million in the first quarter of 2020.
Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2021	2020	Change
Selected income statement data:
Net interest income	$520	$491	6%
Non-interest income	240	238	1
Total net revenue(1)	760	729	4
Provision (benefit) for credit losses(2)	(203)	856	**
Non-interest expense	419	412	2
Income (loss) from continuing operations before income taxes	544	(539)	**
Income tax provision (benefit)	128	(128)	**
Income (loss) from continuing operations, net of tax	$416	$(411)	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$29,856	$31,081	(4)
Commercial and industrial	44,313	45,361	(2)
Total commercial banking	$74,169	$76,442	(3)
Average yield on loans held for investment(1)(3)	2.76%	3.88%	(112)	bps
Average deposits	$40,107	$32,238	24%
Average deposits interest rate	0.18%	0.89%	(71)	bps
Net charge-offs	$16	$109	(85)%
Net charge-off rate	0.09%	0.57%	(48)	bps

(Dollars in millions, except as noted)	March 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$30,008	$30,681	(2)%
Commercial and industrial	43,794	45,099	(3)
Total commercial banking	$73,802	$75,780	(3)
Nonperforming loan rate	0.92%	0.86%	6	bps
Nonperforming asset rate(4)	0.92	0.86	6
Allowance for credit losses(2)	$1,447	$1,658	(13)%
Allowance coverage ratio	1.96%	2.19%	(23)	bps
Deposits	$41,552	$39,590	5%
Loans serviced for others	45,042	44,162	2
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

25	Capital One Financial Corporation (COF)

(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $187 million and $195 million as of March 31, 2021 and December 31, 2020, respectively.
(3)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(4)Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and other foreclosed assets.
**    Not meaningful.
Key factors affecting the results of our Commercial Banking business for the first quarter of 2021 compared to the first quarter of 2020, and changes in financial condition and credit performance between March 31, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income increased by $29 million to $520 million in the first quarter of 2021 as higher margins and growth in average deposits were partially offset by lower average loans.
•Non-Interest Income: Non-interest income remained substantially flat at $240 million in the first quarter of 2021.
•Provision for Credit Losses: Provision for credit losses decreased by $1.1 billion to a benefit of $203 million in the first quarter of 2021 driven by an allowance release in the first quarter of 2021 due to an improved economic outlook, compared to an allowance build in the first quarter of 2020 driven by the expected economic worsening and significant uncertainty at the start of the COVID-19 pandemic and deterioration in our energy loan portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $419 million in the first quarter of 2021.
•Loans Held for Investment: Period-end loans held for investment decreased by $2.0 billion to $73.8 billion as of March 31, 2021 from December 31, 2020, and average loans held for investment decreased by $2.3 billion to $74.2 billion in the first quarter of 2021 compared to the first quarter of 2020 driven by higher utilization of credit lines in 2020 due to the COVID-19 pandemic.
•Deposits: Period-end deposits increased by $2.0 billion to $41.6 billion as of March 31, 2021 from December 31, 2020 primarily driven by elevated client liquidity.
•Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 48 basis points to 0.09% in the first quarter of 2021 primarily driven by lower charge-offs in our energy loan portfolio.
The nonperforming loan rate increased by 6 basis points to 0.92% as of March 31, 2021 from December 31, 2020 driven by isolated credit downgrades in our real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

26	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Change
Selected income statement data:
Net interest income (loss)	$(100)	$175	**
Non-interest loss	(119)	(51)	133%
Total net revenue (loss)(1)	(219)	124	**
Provision (benefit) for credit losses	(2)	5	**
Non-interest expense	69	118	(42)
Income (loss) from continuing operations before income taxes	(286)	1	**
Income tax benefit	(190)	(113)	68
Income (loss) from continuing operations, net of tax	$(96)	$114	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Net loss from continuing operations was $96 million in the first quarters of 2021, compared to net income of $114 million in the first quarter of 2020, primarily driven by lower net interest income due to the declines in market interest rates, reduced funding needs of our business segments as compared to increased sources of funds, as well as a loss on our equity investment in Snowflake Inc. that reduced our cumulative gain on this investment to $460 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K.
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

27	Capital One Financial Corporation (COF)

Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of March 31, 2021, we had four reporting units which included Credit Card, Auto Finance, Other Consumer Banking and Commercial Banking. We are also required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount. We have continued to evaluate the potential impact of the COVID-19 pandemic on our goodwill impairment analysis and have considered recent market events and trends. We determined it was more likely than not that the fair value of our reporting units remained in excess of their carrying values as of March 31, 2021. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the COVID-19 pandemic, our market capitalization, overall economic conditions and any other triggering events or circumstances that may cause an impairment of goodwill in the future.
There have been no additional changes to our critical accounting policies and estimates described in our December 31, 2020 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2021

There were no relevant new accounting standards issued but not adopted as of March 31, 2021. See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2021.

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
Capital Standards and Prompt Corrective Action
The Company and the Banks are subject to the Basel III Capital Rules established by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital and liquidity requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations.
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
In October 2019, the Federal Reserve, OCC and Federal Deposit Insurance Corporation (the “FDIC,” and collectively, the Federal Banking Agencies”) amended the Basel III Capital Rules to provide for tailored application of certain capital requirements across different categories of banking institutions (the “Tailoring Rules”). These categories are determined primarily by an institution’s asset size, with adjustments to a more stringent category possible if the institution exceeds certain risk-based thresholds. As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. Therefore, effective January 1, 2020, we are no longer subject to the Basel III “Advanced Approaches” framework and certain associated capital requirements, and we have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted by the Tailoring Rules. We remain subject to the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement, which were previously required only for Basel III Advanced Approaches institutions.

28	Capital One Financial Corporation (COF)

Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the G-SIB Surcharge. We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. The capital conservation buffer for BHCs was previously fixed at 2.5%. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”). The stress capital buffer requirement is institution-specific and replaces the fixed 2.5% capital conservation buffer for BHCs.
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
As of March 31, 2021 and December 31, 2020, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the buffer requirements applicable to them, and each of the Banks was “well capitalized” under PCA requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of March 31, 2021, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
CECL Transition Rule
As part of their response to the COVID-19 pandemic, the Federal Banking Agencies adopted a final rule (the “2020 CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital (the “2020 CECL Transition Election”).

29	Capital One Financial Corporation (COF)

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
Temporary Exclusions for Supplementary Leverage Ratio
In April 2020, as part of the response to the COVID-19 pandemic, the Federal Reserve issued an interim final rule that temporarily excludes U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio for BHCs. These temporary exclusions remained in effect through March 31, 2021 and expired as scheduled thereafter. The Company’s supplementary leverage ratio as of March 31, 2021 reflected these temporary exclusions. Without these temporary exclusions, we would have remained substantially in excess of the 3% regulatory minimum as of March 31, 2021.
In May 2020, the Federal Banking Agencies issued an interim final rule that provides an option for depository institutions to make similar exclusions to the calculation of the supplementary leverage ratio. If a depository institution elects to make such exclusions, it must request prior approval from its primary federal banking regulator before making capital distributions, such as paying dividends to its parent company, for as long as the exclusions are in effect. These temporary exclusions remained in effect for electing institutions through March 31, 2021 and expired as scheduled thereafter. Neither CONA nor COBNA elected to make such exclusions.
For the description of the regulatory capital rules we are subject to, see “MD&A—Supervision and Regulation” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K.

30	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of March 31, 2021 and December 31, 2020.
Table 14: Capital Ratios Under Basel III(1)(2)

	March 31, 2021			December 31, 2020
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	14.6%	4.5%	N/A	13.7%	4.5%	N/A
Tier 1 capital(4)	16.2	6.0	6.0%	15.3	6.0	6.0%
Total capital(5)	18.6	8.0	10.0	17.7	8.0	10.0
Tier 1 leverage(6)	11.7	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(7)(8)	11.3	3.0	N/A	10.7	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	23.9	4.5	6.5	21.5	4.5	6.5
Tier 1 capital(4)	23.9	6.0	8.0	21.5	6.0	8.0
Total capital(5)	25.6	8.0	10.0	23.4	8.0	10.0
Tier 1 leverage(6)	19.8	4.0	5.0	18.3	4.0	5.0
Supplementary leverage(7)	15.9	3.0	N/A	14.7	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.1	4.5	6.5	12.4	4.5	6.5
Tier 1 capital(4)	13.1	6.0	8.0	12.4	6.0	8.0
Total capital(5)	14.3	8.0	10.0	13.7	8.0	10.0
Tier 1 leverage(6)	8.0	4.0	5.0	7.6	4.0	5.0
Supplementary leverage(7)	7.2	3.0	N/A	6.9	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of March 31, 2021 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our March 31, 2021 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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
(8)Supplementary leverage ratio for the Company as of March 31, 2021 and December 31, 2020 excludes U.S. Treasury securities and deposits with the Federal Reserve Banks pursuant to an interim final rule issued by the Federal Reserve, see “MD&A—Supervision and Regulation” for more information.

31	Capital One Financial Corporation (COF)

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of March 31, 2021 and December 31, 2020.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2021	December 31, 2020
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$57,607	$55,299
Adjustments:
AOCI, net of tax(1)	(13)	(29)
Goodwill, net of related deferred tax liabilities	(14,444)	(14,448)
Intangible assets, net of related deferred tax liabilities	(81)	(86)
Other(2)	(18)	—
Common equity Tier 1 capital	43,051	40,736
Tier 1 capital instruments	4,847	4,847
Tier 1 capital	47,898	45,583
Tier 2 capital instruments	3,110	3,385
Qualifying allowance for credit losses	3,772	3,820
Tier 2 capital	6,882	7,205
Total capital	$54,780	$52,788

Regulatory Capital Metrics
Risk-weighted assets	$295,209	$297,903
Adjusted average assets	408,596	406,762
Total leverage exposure	424,389	427,522
__________
(1)Excludes certain components of AOCI as permitted under the Tailoring Rules.
(2)Includes deferred tax assets deducted from regulatory capital.
Capital Planning and Regulatory Stress Testing
In March 2021, the Federal Reserve extended the temporary capital distribution restrictions in place during the first quarter of 2021 for all BHCs participating in the Comprehensive Capital Analysis and Review (“CCAR”) through the second quarter of 2021. In particular, for the first and second quarters of 2021, the aggregate amount of common stock dividend payments and share repurchases for each quarter shall not exceed an amount equal to the average net income earned across the four preceding calendar quarters. In addition, common stock dividend payments for each of the first and second quarters of 2021 continue to be capped at the amount paid in the second quarter of 2020.
If a participating BHC remains above all of its minimum risk-based capital requirements in its 2021 supervisory stress test, these temporary capital distribution restrictions will no longer apply to such BHC after the second quarter of 2021, and the normal restrictions under the stress capital buffer framework will apply instead. For any participating BHC that falls below any of its minimum risk-based capital requirements in its 2021 supervisory stress test, these temporary capital distribution restrictions will continue to apply for such BHC through the end of the third quarter of 2021.
On April 2, 2021, we submitted our capital plan to the Federal Reserve as part of the 2021 CCAR cycle. The stress testing results are expected to be released by the Federal Reserve by July 1, 2021. Our 2021 supervisory stress test result will determine the size of our stress capital buffer requirement for the period beginning from October 1, 2021 through September 30, 2022.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock and we repurchased approximately $490 million of shares of our common stock during the first quarter of 2021. Based on our average net income across the four preceding calendar quarters, our share repurchase capacity in the second quarter of 2021 is expected to be approximately $1.7 billion.

32	Capital One Financial Corporation (COF)

For the description of the regulatory capital planning rules we are subject to, see “MD&A—Supervision and Regulation” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K.
Equity Offerings and Transactions
On May 4, 2021, we issued 27,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series L Preferred Stock”). The net proceeds of the offering of Series L Preferred Stock were approximately $652.9 million after deducting underwriting commissions and offering expenses. Dividends on the Series L Preferred Stock are payable quarterly in arrears at a rate of 4.375% per annum.
Dividend Policy and Stock Purchases
In the first three months of 2021, we declared and paid common stock dividends of $185 million, or $0.40 per share, and preferred stock dividends of $61 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first quarter of 2021.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2021
					Q1
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$10.06
Series G	5.200% Non-Cumulative	July 29, 2016	5.200	Quarterly	13.00
Series H	6.000% Non-Cumulative	November 29, 2016	6.000	Quarterly	15.00
Series I	5.000% Non-Cumulative	September 11, 2019	5.000	Quarterly	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of March 31, 2021, funds available for dividend payments from COBNA and CONA were $4.5 billion and $1.3 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock and we repurchased approximately $490 million of shares of our common stock during the first quarter of 2021. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds”in our 2020 Form 10-K.

33	Capital One Financial Corporation (COF)

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
The “First Line of Defense” consists of any line of business or function that is accountable for risk taking and is responsible for: (i) engaging in activities designed to generate revenue or reduce expenses; (ii) providing operational support or servicing to any business function for the delivery of products or services to customers; or (iii) providing technology services in direct support of first line business areas. Each line of business or first line function is responsible for managing the risks associated with their activities, including identifying, assessing, measuring, monitoring, controlling and reporting the risks within its business activities, consistent with the risk framework. The “Second Line of Defense” consists of two types of functions: Independent Risk Management (“IRM”) and Support Functions. IRM oversees risk-taking activities and assesses risks and issues independent from the first line of defense. Support Functions are centers of specialized expertise (e.g., Human Resources, Accounting, Legal) that provide support services to the Company. The “Third Line of Defense” is comprised of the Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that the first and second lines of defense have systems and governance processes which are well-designed and working as intended, and that the Framework is appropriate for our size, complexity and risk profile.
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

34	Capital One Financial Corporation (COF)

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2020 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “MD&A—Risk Management” in our 2020 Form 10-K.
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

35	Capital One Financial Corporation (COF)

Portfolio Composition and Maturity Profile of Loans Held for Investment
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2020 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $2.9 billion and $2.7 billion as of March 31, 2021 and December 31, 2020, respectively.
Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of March 31, 2021 and December 31, 2020.
Table 17: Portfolio Composition of Loans Held for Investment

	March 31, 2021		December 31, 2020
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$91,099	37.5%	$98,504	39.1%
International card businesses	8,028	3.3	8,452	3.4
Total credit card	99,127	40.8	106,956	42.5
Consumer Banking:
Auto	67,059	27.6	65,762	26.2
Retail banking(1)	3,143	1.3	3,126	1.2
Total consumer banking	70,202	28.9	68,888	27.4
Commercial Banking:(1)
Commercial and multifamily real estate	30,008	12.3	30,681	12.2
Commercial and industrial	43,794	18.0	45,099	17.9
Total commercial banking	73,802	30.3	75,780	30.1
Total loans held for investment	$243,131	100.0%	$251,624	100.0%
__________
(1)Includes PPP loans of $1.1 billion and $275 million in our retail and commercial loan portfolios, respectively, as of March 31, 2021, and $919 million and $238 million as of December 31, 2020, respectively. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.

36	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of March 31, 2021 and December 31, 2020.
Table 18: Credit Card Portfolio by Geographic Region

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$9,256	9.3%	$9,943	9.3%
Texas	7,564	7.6	8,090	7.6
Florida	6,440	6.5	6,910	6.5
New York	5,824	5.9	6,327	5.9
Pennsylvania	3,810	3.8	4,158	3.9
Illinois	3,806	3.8	4,149	3.9
Ohio	3,303	3.3	3,645	3.4
New Jersey	2,930	3.0	3,179	3.0
Georgia	2,834	2.9	3,046	2.8
Michigan	2,777	2.8	3,010	2.8
Other	42,555	43.0	46,047	43.0
Total domestic credit card	91,099	91.9	98,504	92.1
International card businesses:
Canada	5,434	5.5	5,728	5.4
United Kingdom	2,594	2.6	2,724	2.5
Total international card businesses	8,028	8.1	8,452	7.9
Total credit card	$99,127	100.0%	$106,956	100.0%

37	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of March 31, 2021 and December 31, 2020.
Table 19: Consumer Banking Portfolio by Geographic Region

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,310	11.8%	$8,207	11.9%
California	7,775	11.1	7,573	11.0
Florida	5,699	8.1	5,544	8.1
Georgia	3,021	4.3	2,989	4.3
Ohio	2,805	4.0	2,770	4.0
Pennsylvania	2,641	3.8	2,569	3.7
Illinois	2,481	3.5	2,431	3.5
North Carolina	2,324	3.3	2,280	3.3
Other	32,003	45.6	31,399	45.7
Total auto	67,059	95.5	65,762	95.5
Retail banking:
New York	1,130	1.6	1,081	1.6
Louisiana	606	0.9	634	0.9
Texas	565	0.8	576	0.8
Maryland	231	0.3	224	0.3
New Jersey	218	0.3	222	0.3
Virginia	175	0.3	179	0.3
Other	218	0.3	210	0.3
Total retail banking	3,143	4.5	3,126	4.5
Total consumer banking	$70,202	100.0%	$68,888	100.0%

38	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio of March 31, 2021 and December 31, 2020.
Table 20: Commercial Real Estate Portfolio by Region

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$16,647	55.47%	$17,290	56.35%
South	4,016	13.38	3,806	12.40
Pacific West	3,378	11.26	3,424	11.16
Mid-Atlantic	3,126	10.42	3,344	10.90
Midwest	1,972	6.57	1,993	6.50
Mountain	869	2.90	824	2.69
Total	$30,008	100.00%	$30,681	100.00%
__________
(1)Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA, RI and VT. South consists of AL, AR, FL, GA, KY, LA, MS, NC, OK, SC, TN and TX. Pacific West consists of: AK, CA, HI, OR and WA. Mid-Atlantic consists of DC, DE, MD, VA and WV. Midwest consists of: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD and WI. Mountain consists of: AZ, CO, ID, MT, NM, NV, UT and WY.
Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2021 and December 31, 2020. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2021	December 31, 2020
Industry Classification:
Real estate	39%	39%
Finance	18	17
Healthcare	10	11
Business services	6	6
Educational services	5	5
Public administration	4	4
Oil and gas	3	3
Retail trade	3	3
Construction and land	3	3
Other	9	9
Total	100%	100%

39	Capital One Financial Corporation (COF)

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
Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2021 and December 31, 2020.
Table 22: Credit Score Distribution

(Percentage of portfolio)	March 31, 2021	December 31, 2020
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	70%	69%
660 or below	30	31
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	47%	46%
621 - 660	20	20
620 or below	33	34
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 3—Loans” for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “MD&A—Business Segment

40	Capital One Financial Corporation (COF)

Financial Performance.” Amounts include the impacts of COVID-19 customer assistance programs where applicable. See “MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” for more information.
Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2021 and December 31, 2020.
Table 23: 30+ Day Delinquencies

	March 31, 2021				December 31, 2020
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,040	2.24%	$2,040	2.24%	$2,388	2.42%	$2,388	2.42%
International card businesses	201	2.51	209	2.61	221	2.61	234	2.77
Total credit card	2,241	2.26	2,249	2.27	2,609	2.44	2,622	2.45
Consumer Banking:
Auto	2,093	3.12	2,231	3.33	3,140	4.78	3,381	5.14
Retail banking	32	1.02	52	1.66	41	1.32	62	1.99
Total consumer banking	2,125	3.03	2,283	3.25	3,181	4.62	3,443	5.00
Commercial Banking:
Commercial and multifamily real estate	16	0.05	154	0.51	202	0.66	341	1.11
Commercial and industrial	41	0.09	124	0.28	84	0.19	158	0.35
Total commercial banking	57	0.08	278	0.38	286	0.38	499	0.66
Total	$4,423	1.82	$4,810	1.98	$6,076	2.41	$6,564	2.61
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of March 31, 2021 and December 31, 2020.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$2,272	0.94%	$3,330	1.32%
60 – 89 days	999	0.41	1,485	0.59
> 90 days	1,539	0.63	1,749	0.70
Total	$4,810	1.98%	$6,564	2.61%
Geographic region:
Domestic	$4,601	1.89%	$6,330	2.52%
International	209	0.09	234	0.09
Total	$4,810	1.98%	$6,564	2.61%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

41	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of March 31, 2021 and December 31, 2020. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,207	1.22%	$1,251	1.17%
Commercial banking	—	—	51	0.07
Total	$1,207	0.50	$1,302	0.52
Geographic region:
Domestic	$1,120	0.48%	$1,220	0.50%
International	87	1.09	82	0.97
Total	$1,207	0.50	$1,302	0.52
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2021 and December 31, 2020. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$14	0.17%	$21	0.24%
Total credit card	14	0.01	21	0.02
Consumer Banking:
Auto	192	0.29	294	0.45
Retail banking	36	1.16	30	0.96
Total consumer banking	228	0.33	324	0.47
Commercial Banking:
Commercial and multifamily real estate	234	0.78	200	0.65
Commercial and industrial	448	1.02	450	1.00
Total commercial banking	682	0.92	650	0.86
Total nonperforming loans held for investment(3)	$924	0.38	$995	0.40
Other nonperforming assets(4)	44	0.02	45	0.01
Total nonperforming assets	$968	0.40	$1,040	0.41
__________
(1)We recognized interest income for loans classified as nonperforming of $1 million and $2 million in the first quarters of 2021 and 2020, respectively. Interest income foregone related to nonperforming loans was $16 million and $24 million in the first quarters of 2021 and 2020, respectively. Foregone

42	Capital One Financial Corporation (COF)

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
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.61% and 0.65% as of March 31, 2021 and December 31, 2020, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses as incurred and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2021 and 2020.
Table 27: Net Charge-Offs

	Three Months Ended March 31,
	2021		2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$587	2.54%	$1,331	4.68%
International card businesses	46	2.30	105	4.65
Total credit card	633	2.52	1,436	4.68
Consumer Banking:
Auto	78	0.47	230	1.51
Retail banking	13	1.68	16	2.37
Total consumer banking	91	0.52	246	1.54
Commercial Banking:
Commercial and multifamily real estate	4	0.06	—	—
Commercial and industrial	12	0.11	109	0.96
Total commercial banking	16	0.09	109	0.57
Total net charge-offs	$740	1.21	$1,791	2.72
Average loans held for investment	$243,937		$262,889
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

43	Capital One Financial Corporation (COF)

COVID-19 Customer Assistance Programs and Loan Modifications
As part of our response to the COVID-19 pandemic, we began offering programs to accommodate customer hardship across our lines of business in March 2020, with the largest program offerings to our auto and domestic credit card customers.
Within our Auto business, our primary offering is a 1-2 month payment extension, with an option to renew (subject to a cap). The contractual term of the loan is extended by the length of the payment extension and the delinquency status is updated to reflect the revised terms of the loan.
Within our Domestic Card business, our primary offering is a one-month payment deferral, with the option to renew (subject to a cap). Delinquency status is generally frozen at the time of enrollment and then resumes upon exiting the program.
Guidance issued by the Federal Banking Agencies and contained in the CARES Act provides banking organizations with TDR relief for loan modifications to current borrowers impacted by the COVID-19 pandemic. The majority of enrollments in our COVID-19 programs through March 31, 2021 would generally not have resulted in TDR classification under our existing policies as the concession granted was insignificant.
We consider the impact of all loan modifications, including those offered via our COVID-19 programs, when estimating the credit quality of our loan portfolio and establishing allowance levels.
Table 28 presents cumulative and active enrollment information for our Auto and Domestic Card customer accommodation programs.
Table 28: COVID-19 Customer Assistance Program Enrollments in Auto and Domestic Credit Card

(Dollars in millions)	March 31, 2021				December 31, 2020	September 30, 2020	June 30, 2020
	Cumulative Enrollments		Active Enrollments(1)		Active Enrollments(1)
	Amount	% Current(2)	Amount	% of Loan Class	Amount	Amount	Amount
Auto	$12,640	85%	$144	0.2%	$437	$686	$893
Domestic credit card(3)	3,892	82	54	<0.1	135	247	360
Total	$16,532		$198		$572	$933	$1,253
__________
(1)Defined as customers who have been approved to skip their upcoming payment and have not made that payment.
(2)Current is defined as less than 30 days past due.
(3)Does not include certain retail partnership portfolios.
Temporary Payment Reduction Programs
In addition to the above programs, we also offer temporary payment reduction programs to our auto and domestic credit card customers ranging from 6-9 months. As of March 31, 2021, less than 0.1% of accounts were enrolled in these programs.

44	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Table 29 presents our amortized cost of loans modified in TDRs as of March 31, 2021 and December 31, 2020, which excludes loan modifications that do not meet the definition of a TDR and loans that received relief under the guidance issued by the Federal Banking Agencies and contained in the CARES Act in response to the COVID-19 pandemic.
Table 29: Troubled Debt Restructurings

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$480	24.0%	$511	24.5%
International card businesses	215	10.7	217	10.4
Total credit card	695	34.7	728	34.9
Consumer banking:
Auto	636	31.8	615	29.5
Retail banking	17	0.8	18	0.9
Total consumer banking	653	32.6	633	30.4
Commercial banking	653	32.7	723	34.7
Total	$2,001	100.0%	$2,084	100.0%
Status of TDRs:
Performing	$1,639	81.9%	$1,718	82.4%
Nonperforming	362	18.1	366	17.6
Total	$2,001	100.0%	$2,084	100.0%
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

45	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K.
Table 30 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2021 and 2020, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 30: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(904)	(89)	(993)	(324)	(18)	(342)	(19)	(1,354)
Recoveries(1)	317	43	360	246	5	251	3	614
Net charge-offs	(587)	(46)	(633)	(78)	(13)	(91)	(16)	(740)
Provision (benefit) for credit losses	(491)	(1)	(492)	(132)	6	(126)	(195)	(813)
Allowance build (release) for credit losses	(1,078)	(47)	(1,125)	(210)	(7)	(217)	(211)	(1,553)
Other changes(2)	—	6	6	—	—	—	—	6
Balance as of March 31, 2021	9,572	500	10,072	2,405	93	2,498	1,447	14,017
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(8)	(8)
Balance as of March 31, 2021	—	—	—	—	—	—	187	187
Combined allowance and reserve as of March 31, 2021	$9,572	$500	$10,072	$2,405	$93	$2,498	$1,634	$14,204

46	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(3)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(1,715)	(134)	(1,849)	(476)	(20)	(496)	(112)	(2,457)
Recoveries(1)	384	29	413	246	4	250	3	666
Net charge-offs	(1,331)	(105)	(1,436)	(230)	(16)	(246)	(109)	(1,791)
Provision (benefit) for credit losses	3,464	238	3,702	827	33	860	805	5,367
Allowance build (release) for credit losses	2,133	133	2,266	597	17	614	696	3,576
Other changes(2)	—	(18)	(18)	—	—	—	—	(18)
Balance as of March 31, 2020	9,806	540	10,346	2,058	96	2,154	1,573	14,073
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	51	51
Balance as of March 31, 2020	—	—	—	—	—	—	223	223
Combined allowance and reserve as of March 31, 2020	$9,806	$540	$10,346	$2,058	$96	$2,154	$1,796	$14,296
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

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 31 presents the allowance coverage ratios as of March 31, 2021 and December 31, 2020.
Table 31: Allowance Coverage Ratios for Specified Loan Category

	March 31, 2021			December 31, 2020
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$10,072	$2,249	447.79%	$11,191	$2,622	426.80%
Consumer Banking	2,498	2,283	109.42	2,715	3,443	78.85
Commercial Banking	1,447	682	212.08	1,658	650	254.97
Total	$14,017	243,131	5.77	$15,564	251,624	6.19
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses decreased by $1.5 billion to $14.0 billion, and our allowance coverage ratio decreased by 42 basis points to 5.77% as of March 31, 2021 from December 31, 2020, driven by strong credit performance and an improved economic outlook.

47	Capital One Financial Corporation (COF)

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
Table 32 below presents the composition of our liquidity reserves as of March 31, 2021 and December 31, 2020.
Table 32: Liquidity Reserves

(Dollars in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$50,495	$40,509
Investment securities available for sale, at fair value	99,165	100,445
FHLB borrowing capacity secured by loans	9,303	10,162
Outstanding FHLB advances and letters of credit secured by loans	(58)	(72)
Investment securities encumbered for Public Funds and others	(7,722)	(7,052)
Total liquidity reserves	$151,183	$143,992
Our liquidity reserves increased by $7.2 billion to $151.2 billion as of March 31, 2021 from December 31, 2020 primarily driven by increases in our cash balances from deposit growth. See “MD&A—Risk Management” in our 2020 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2021 was 139%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of March 31, 2021, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $18.4 billion, of which $58 million was used. Our FHLB membership is supported by our investment in FHLB stock of $32 million and $30 million as of March 31, 2021 and December 31, 2020, respectively, which was determined in part based on our outstanding advances. As of March 31, 2021, we pledged loans to secure a borrowing capacity of $22.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both March 31, 2021 and December 31, 2020.

48	Capital One Financial Corporation (COF)

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
Deposits
Table 33 provides a comparison of average balances, interest expense and average deposit interest rates for the three months ended March 31, 2021 and 2020.
Table 33: Deposits Composition and Average Deposit Interest Rates

	Three Months Ended March 31,
	2021			2020
(Dollars in millions)	Average Balance	Interest Expense	Average Deposit Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$42,115	$19	0.18%	$34,363	$53	0.62%
Saving deposits(2)	201,674	160	0.32	162,062	426	1.06
Time deposits less than $100,000	19,848	61	1.26	27,208	157	2.33
Total interest-bearing core deposits	263,637	240	0.37	223,633	636	1.14
Time deposits of $100,000 or more	9,721	29	1.22	17,482	95	2.20
Total interest-bearing deposits	$273,358	$269	0.39	$241,115	$731	1.21
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of March 31, 2021 and December 31, 2020, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”

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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased, securities loaned or sold under agreements to repurchase, increased by $174 million to $842 million as of March 31, 2021 from December 31, 2020 driven by an increase in repurchase agreements.
Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $2.3 billion to $37.6 billion as of March 31, 2021 from December 31, 2020 primarily driven by the repurchase of a portion of our senior unsecured debt and paydowns in our auto securitization program. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”

49	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the three months ended March 31, 2021 and 2020. We did not have any such issuances for the three months ended March 31, 2021.
Table 34: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
Securitized debt obligations	$—	$1,250	$271	$2,210
Senior and subordinated notes	—	2,000	1,500	1,500
Total	$—	$3,250	$1,771	$3,710
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 35 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2021 and December 31, 2020.
Table 35: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2021			December 31, 2020
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	Baa1	Baa1	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of April 26, 2021, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) have our credit ratings on a negative outlook while Standard & Poor’s (“S&P”) has our credit ratings on a stable outlook.

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

50	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline interest rate-sensitive revenue resulting from movements in interest rates. Interest rate-sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of freestanding interest rate derivatives. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate-sensitive revenue, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 36 below. At the current level of interest rates, our interest rate sensitive revenue is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has decreased as compared to December 31, 2020, mainly due to the increase in long-term interest rates.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 36 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increasing in moderately higher interest rate scenarios (+50 and +100 bps), while decreasing in a more extreme higher interest rate scenario (+200 bps) and a lower interest rate scenario (-50 bps). Similar to the changes in net interest income sensitivity, our current economic value of equity sensitivity to upward shocks has also decreased as compared to December 31, 2020 mainly due to the increase in long term interest rates.
Table 36 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of March 31, 2021 and December 31, 2020. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.

51	Capital One Financial Corporation (COF)

Table 36: Interest Rate Sensitivity Analysis

	March 31, 2021	December 31, 2020
Estimated impact on projected baseline net interest income:
+200 basis points	4.9%	5.6%
+100 basis points	3.7	4.3
+50 basis points	2.1	2.4
–50 basis points	(1.3)	(0.9)
Estimated impact on economic value of equity:
+200 basis points	(2.8)	4.2
+100 basis points	1.3	6.0
+50 basis points	1.2	4.0
–50 basis points	(2.8)	(7.0)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 210 million GBP and 320 million GBP as of March 31, 2021 and December 31, 2020, respectively, and 4.8 billion CAD and 5.3 billion CAD as of March 31, 2021 and December 31, 2020, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR as of both March 31, 2021 and December 31, 2020.

52	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.7 billion GBP as of both March 31, 2021 and December 31, 2020 and 1.6 billion CAD and 1.5 billion CAD as of March 31, 2021 and December 31, 2020, respectively.
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
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”), the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel banks to contribute LIBOR data beyond December 31, 2021. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”), a group of private market participants and ex-officio members representing banking and financial sector regulators. The ARRC has recommended Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. While the ARRC has recommended SOFR as the replacement rate for LIBOR, some markets participants have begun using alternate rates featuring a credit-sensitive element. We are continuing to evaluate the different LIBOR alternatives and how their progression will impact our transition efforts.
On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (overnight 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. The continuation of USD LIBOR as a representative rate into mid-2023 will allow many legacy USD LIBOR contracts to mature prior to cessation. Following IBA’s announcement, the FCA formally announced the future permanent cessation and loss of representativeness of LIBOR benchmarks.
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
We have made progress on our transition efforts as we continue to insert LIBOR transition language (“fallback language”) in new and existing lending contracts as well as fallback language in derivatives contracts and agreements that adheres to the International Swaps and Derivatives Association (“ISDA”) fallback protocol.

53	Capital One Financial Corporation (COF)

We also continue to focus our transition efforts on:
•monitoring market developments related to SOFR and other LIBOR replacement indexes;
•originating SOFR-based loans and transacting in SOFR-linked instruments;
•reviewing existing legal contracts and agreements and assessing fallback language impacts;
•monitoring and reducing our inventory of LIBOR exposures;
•building internal operational readiness and risk management processes, including exposure reporting;
•implementing necessary updates to our infrastructure including systems, models, valuation tools and processes;
•engaging with our clients, industry working groups, and regulators; and
•monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business” in our 2020 Form 10-K.

SUPERVISION AND REGULATION
Dividends and Stock Repurchases Update
In March 2021, the Federal Reserve extended the temporary capital distribution restrictions in place during the first quarter of 2021 for all CCAR participating BHCs through the second quarter of 2021. In particular, for the second quarter of 2021, the aggregate amount of common stock dividend payments and share repurchases shall not exceed an amount equal to the average net income earned across the four preceding calendar quarters. In addition, common stock dividend payments for the second quarter of 2021 continue to be capped at the amount paid in the second quarter of 2020.
If a participating BHC remains above all of its minimum risk-based capital requirements in its 2021 supervisory stress test, these temporary capital distribution restrictions will no longer apply to such BHC after the second quarter of 2021, and the normal restrictions under the stress capital buffer framework will apply instead. For any participating BHC that falls below any of its minimum risk-based capital requirements in its 2021 supervisory stress test, these temporary capital distribution restrictions will continue to apply for such BHC through the end of the third quarter of 2021.
Temporary Exclusions for Supplementary Leverage Ratio
The temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks from the supplementary leverage ratio denominator for BHCs, as well as depository institutions that elected to make such exclusions, remained in effect through March 31, 2021 and expired as scheduled thereafter. These temporary exclusions were made to provide flexibility for banking organizations to provide credit to households and businesses in light of the COVID-19 pandemic.
COVID-19 Activities
The PPP has been expanded and extended by recent legislation. The American Rescue Plan Act of 2021, which was enacted on March 11, 2021, provides additional funding to the PPP and expands eligibility for PPP loans. In addition, the PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021 and extends authorization of the PPP through June 30, 2021 to provide the Small Business Administration additional time to process applications received by the application deadline.

54	Capital One Financial Corporation (COF)

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

55	Capital One Financial Corporation (COF)

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
•the soundness of other financial institutions and other third parties; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
We expect that the effects of the COVID-19 pandemic will heighten the risks associated with many of these factors.

56	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2021	December 31, 2020
Tangible Common Equity (Period-End):
Stockholders’ equity	$61,188	$60,204
Goodwill and intangible assets(1)	(14,789)	(14,809)
Noncumulative perpetual preferred stock	(4,847)	(4,847)
Tangible common equity	$41,552	$40,548
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$60,623	$59,389
Goodwill and intangible assets(1)	(14,807)	(14,824)
Noncumulative perpetual preferred stock	(4,847)	(5,168)
Tangible common equity	$40,969	$39,397
Tangible Assets (Period-End):
Total assets	$425,175	$421,602
Goodwill and intangible assets(1)	(14,789)	(14,809)
Tangible assets	$410,386	$406,793
Tangible Assets (Quarterly Average):
Total assets	$421,808	$420,011
Goodwill and intangible assets(1)	(14,807)	(14,824)
Tangible assets	$407,001	$405,187
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	10.1%	10.0%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

57	Capital One Financial Corporation (COF)

Glossary and Acronyms
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
Basel III Standardized Approach: The Basel III Capital Rules modified Basel I to create the Basel III Standardized Approach.
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”): Legislation signed into law on March 27, 2020. This law, among other things, authorized a number of lending programs to support the flow of credit to consumers and businesses and gave the banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of COVID-19 as being TDRs, which was extended by the Consolidated Appropriations Act 2021.
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
Credit risk: The risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

58	Capital One Financial Corporation (COF)

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
Investment grade: Represents a Moody’s long-term rating of Baa3 or better; and/or a S&P long-term rating of BBB- or better; and/or a Fitch long-term rating of BBB- or better; or if unrated, an equivalent rating using our internal risk ratings. Instruments that fall below these levels are considered to be non-investment grade.
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

59	Capital One Financial Corporation (COF)

Loan-to-value (“LTV”) ratio: The relationship, expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral securing the loan.
Managed presentation: A non-GAAP presentation of business segment results derived from our internal management accounting and reporting process, which employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources and are intended to reflect each segment as if it were a stand-alone business.
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

60	Capital One Financial Corporation (COF)

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

Acronyms
AML: Anti-money laundering
ABS: Asset-backed securities
AOCI: Accumulated other comprehensive income
ARRC: Alternative Reference Rates Committee
ASU: Accounting Standards Update
ASC: Accounting Standards Codification
ATM: Automated teller machine
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
GBP: Pound sterling
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
IBA: Intercontinental Exchange Benchmark Administration
IBOR: Interbank Offered Rate
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation
Moody’s: Moody’s Investors Service

62	Capital One Financial Corporation (COF)

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
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SCB: Stress Capital Buffer
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VIE: Variable interest entity
XBRL: Extensible business reporting language

63	Capital One Financial Corporation (COF)

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2021	2020
Interest income:
Loans, including loans held for sale	$5,854	$6,542
Investment securities	391	530
Other	16	37
Total interest income	6,261	7,109
Interest expense:
Deposits	269	731
Securitized debt obligations	32	99
Senior and subordinated notes	129	239
Other borrowings	9	15
Total interest expense	439	1,084
Net interest income	5,822	6,025
Provision (benefit) for credit losses	(823)	5,423
Net interest income after provision for credit losses	6,645	602
Non-interest income:
Interchange fees, net	817	752
Service charges and other customer-related fees	352	327
Net securities gains	4	0
Other	118	145
Total non-interest income	1,291	1,224
Non-interest expense:
Salaries and associate benefits	1,847	1,627
Occupancy and equipment	472	517
Marketing	501	491
Professional services	292	287
Communications and data processing	302	302
Amortization of intangibles	6	22
Other	320	483
Total non-interest expense	3,740	3,729
Income (loss) from continuing operations before income taxes	4,196	(1,903)
Income tax provision (benefit)	869	(563)
Income (loss) from continuing operations, net of tax	3,327	(1,340)
Loss from discontinued operations, net of tax	(2)	0
Net income (loss)	3,325	(1,340)
Dividends and undistributed earnings allocated to participating securities	(28)	(3)
Preferred stock dividends	(61)	(55)
Issuance cost for redeemed preferred stock	0	(22)
Net income (loss) available to common stockholders	$3,236	$(1,420)
Basic earnings per common share:
Net income (loss) from continuing operations	$7.06	$(3.10)
Net income (loss) per basic common share	$7.06	$(3.10)
Diluted earnings per common share:
Net income (loss) from continuing operations	$7.03	$(3.10)
Net income (loss) per diluted common share	$7.03	$(3.10)

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net income (loss)	$3,325	$(1,340)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(1,148)	1,224
Net unrealized gains (losses) on hedging relationships	(581)	1,374
Foreign currency translation adjustments	19	(67)
Other	(1)	0
Other comprehensive income (loss), net of tax	(1,711)	2,531
Comprehensive income	$1,614	$1,191

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,670	$4,708
Interest-bearing deposits and other short-term investments	45,825	35,801
Total cash and cash equivalents	50,495	40,509
Restricted cash for securitization investors	1,779	262
Securities available for sale (amortized cost of $97.8 billion and $97.6 billion and allowance for credit losses of $2 million and $1 million as of March 31, 2021 and December 31, 2020, respectively)	99,165	100,445
Loans held for investment:
Unsecuritized loans held for investment	219,182	225,698
Loans held in consolidated trusts	23,949	25,926
Total loans held for investment	243,131	251,624
Allowance for credit losses	(14,017)	(15,564)
Net loans held for investment	229,114	236,060
Loans held for sale ($908 million and $596 million carried at fair value as of March 31, 2021 and December 31, 2020, respectively)	2,896	2,710
Premises and equipment, net	4,277	4,287
Interest receivable	1,380	1,471
Goodwill	14,654	14,653
Other assets	21,415	21,205
Total assets	$425,175	$421,602

Liabilities:
Interest payable	$288	$352
Deposits:
Non-interest-bearing deposits	34,003	31,142
Interest-bearing deposits	276,325	274,300
Total deposits	310,328	305,442
Securitized debt obligations	12,071	12,414
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	842	668
Senior and subordinated notes	25,467	27,382
Other borrowings	70	75
Total other debt	26,379	28,125
Other liabilities	14,921	15,065
Total liabilities	363,987	361,398
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both March 31, 2021 and December 31, 2020)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 682,761,557 and 679,932,837 shares issued as of March 31, 2021 and December 31, 2020, respectively; 456,800,844 and 458,972,202 shares outstanding as of March 31, 2021 and December 31, 2020, respectively)	7	7
Additional paid-in capital, net	33,671	33,480
Retained earnings	43,167	40,088
Accumulated other comprehensive income	1,783	3,494
Treasury stock, at cost (par value $0.01 per share; 225,960,713 and 220,960,635 shares as of March 31, 2021 and December 31, 2020, respectively)	(17,440)	(16,865)
Total stockholders’ equity	61,188	60,204
Total liabilities and stockholders’ equity	$425,175	$421,602

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income						3,325	(1,711)		1,614
Dividends—common stock(1)			13,356	0	1	(185)			(184)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(575)	(575)
Issuances of common stock and restricted stock, net of forfeitures			2,531,966	0	60				60
Exercises of stock options			283,398	0	19				19
Compensation expense for restricted stock units					111				111
Balance as of March 31, 2021	4,975,000	$0	682,761,557	$7	$33,671	$43,167	$1,783	$(17,440)	$61,188

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						(1,340)	2,531		1,191
Dividends—common stock(1)			23,213	0	2	(187)			(185)
Dividends—preferred stock						(55)			(55)
Purchases of treasury stock								(386)	(386)
Issuances of common stock and restricted stock, net of forfeitures			2,618,628	0	63				63
Exercises of stock options			559,333	0	20				20
Issuances of preferred stock	1,250,000	0			1,209				1,209
Redemptions of preferred stock	(875,000)	0			(853)	(22)			(875)
Compensation expense for restricted stock units and stock options					29				29
Balance as of March 31, 2020	5,350,000	$0	676,170,565	$7	$33,450	$36,552	$3,679	$(16,858)	$56,830
__________
(1)We declared dividends per share on our common stock of 0.40 in both the first quarters of 2021 and 2020.

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Operating activities:
Income (loss) from continuing operations, net of tax	$3,327	$(1,340)
Income (loss) from discontinued operations, net of tax	(2)	—
Net income (loss)	3,325	(1,340)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	(823)	5,423
Depreciation and amortization, net	855	893
Deferred tax provision (benefit)	345	(748)
Net securities losses (gains)	(4)	—
Gain on sales of loans	(5)	(4)
Stock-based compensation expense	119	24
Other (including (gains) and losses from equity investments)	66	—
Loans held for sale:
Originations and purchases	(1,914)	(2,258)
Proceeds from sales and paydowns	1,651	1,507
Changes in operating assets and liabilities:
Changes in interest receivable	91	71
Changes in other assets	(1,570)	1,325
Changes in interest payable	(64)	(80)
Changes in other liabilities	(435)	595
Net change from discontinued operations	(1)	1
Net cash from operating activities	1,636	5,409
Investing activities:
Securities available for sale:
Purchases	(7,881)	(3,927)
Proceeds from paydowns and maturities	7,015	3,822
Proceeds from sales	595	144
Loans:
Net changes in loans held for investment	7,055	686
Principal recoveries of loans previously charged off	614	666
Net purchases of premises and equipment	(178)	(154)
Net cash from other investing activities	52	(196)
Net cash from investing activities	7,272	1,041

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,938	$6,702
Issuance of securitized debt obligations	—	1,248
Maturities and paydowns of securitized debt obligations	(271)	(2,208)
Issuance of senior and subordinated notes and long-term FHLB advances	—	1,995
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(1,500)	(1,500)
Changes in other borrowings	169	(927)
Common stock:
Net proceeds from issuances	60	63
Dividends paid	(184)	(185)
Preferred stock:
Net proceeds from issuances	—	1,209
Dividends paid	(61)	(55)
Redemptions	—	(875)
Purchases of treasury stock	(575)	(386)
Proceeds from share-based payment activities	19	20
Net cash from financing activities	2,595	5,101
Changes in cash, cash equivalents and restricted cash for securitization investors	11,503	11,551
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	40,771	13,749
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$52,274	$25,300
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$160	$(73)
Interest paid	637	1,157
Income tax paid	111	64

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of March 31, 2021, our principal subsidiaries included:
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2020 Annual Report on Form 10-K (“2020 Form 10-K”).

71	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Three Months Ended March 31, 2021

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Accounting Simplification ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued December 2019	Simplifies various aspects of the guidance on accounting for income taxes.	We adopted this guidance in the first quarter of 2021 using the modified retrospective and prospective methods of adoption.

Our adoption of this standard did not have a material impact on our consolidated financial statements.

72	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities as well as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both March 31, 2021 and December 31, 2020.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2021 and December 31, 2020. Accrued interest receivable of $237 million and $230 million as of March 31, 2021, and December 31, 2020, respectively, is not included in the below table.
Table 2.1: Investment Securities Available for Sale

	March 31, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,222	$0	$26	$0	$9,248
RMBS:
Agency	73,579	0	1,649	(783)	74,445
Non-agency	973	(2)	206	0	1,177
Total RMBS	74,552	(2)	1,855	(783)	75,622
Agency CMBS	11,015	0	315	(56)	11,274
Other securities(1)	3,013	0	8	0	3,021
Total investment securities available for sale	$97,802	$(2)	$2,204	$(839)	$99,165

	December 31, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,302	$0	$16	$0	$9,318
RMBS:
Agency	73,248	0	2,326	(108)	75,466
Non-agency	1,035	(1)	204	(1)	1,237
Total RMBS	74,283	(1)	2,530	(109)	76,703
Agency CMBS	11,298	0	448	(11)	11,735
Other securities(1)	2,686	0	3	0	2,689
Total investment securities available for sale	$97,569	$(1)	$2,997	$(120)	$100,445
__________
(1)Includes $2.1 billion and $1.8 billion of asset-backed securities (“ABS”) as of March 31, 2021, and December 31, 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

73	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$33,027	$(733)	$1,558	$(50)	$34,585	$(783)
Non-agency	10	0	1	0	11	0
Total RMBS	33,037	(733)	1,559	(50)	34,596	(783)
Agency CMBS	2,083	(56)	155	0	2,238	(56)
Other securities(1)	371	0	0	0	371	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$35,491	$(789)	$1,714	$(50)	$37,205	$(839)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$7,424	$(57)	$1,791	$(51)	$9,215	$(108)
Non-agency	12	0	0	0	12	0
Total RMBS	7,436	(57)	1,791	(51)	9,227	(108)
Agency CMBS	1,545	(7)	267	(4)	1,812	(11)
Other securities(1)	114	0	1	0	115	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$9,095	$(64)	$2,059	$(55)	$11,154	$(119)
__________
(1)    Includes primarily other asset-backed securities, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 540 and 320 securities in gross unrealized loss positions as of March 31, 2021 and December 31, 2020, respectively.

74	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of March 31, 2021. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2021
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$201	$9,047	$0	$0	$9,248
RMBS(1):
Agency	0	71	1,210	73,164	74,445
Non-agency	0	0	0	1,177	1,177
Total RMBS	0	71	1,210	74,341	75,622
Agency CMBS(1)	209	2,961	5,063	3,041	11,274
Other securities	542	2,214	265	0	3,021
Total securities available for sale	$952	$14,293	$6,538	$77,382	$99,165
Amortized cost of securities available for sale	$949	$14,206	$6,411	$76,236	$97,802
Weighted-average yield for securities available for sale	0.97%	0.52%	1.62%	1.80%	1.59%
__________
(1)As of March 31, 2021, the weighted-average expected maturities of RMBS and Agency CMBS are 5.8 years and 5.6 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
Total proceeds from sales of our securities were $595 million and $144 million for the three months ended March 31, 2021 and 2020, respectively. We recognized gains of $4 million and less than $1 million from the sales for the three months ended March 31, 2021 and 2020, respectively.
Securities Pledged and Received
We pledged investment securities totaling $16.8 billion and $16.5 billion as of March 31, 2021 and December 31, 2020, respectively. These securities are primarily pledged to secure FHLB advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both March 31, 2021 and December 31, 2020, related to our derivative transactions.

75	Capital One Financial Corporation (COF)

NOTE 3—LOANS
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. We further divide our loans held for investment into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate as well as commercial and industrial loans. The information presented in this section excludes loans held for sale, which are carried at either fair value (if we elect the fair value option) or at the lower of cost or fair value. Amounts include the impacts of COVID-19 customer assistance programs where applicable.
Accrued interest receivable of $1.1 billion and $1.2 billion as of March 31, 2021 and December 31, 2020, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2021 and December 31, 2020. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$89,059	$527	$393	$1,120	$2,040	$91,099
International card businesses	7,819	71	47	91	209	8,028
Total credit card	96,878	598	440	1,211	2,249	99,127
Consumer Banking:
Auto	64,828	1,565	545	121	2,231	67,059
Retail banking	3,091	28	8	16	52	3,143
Total consumer banking	67,919	1,593	553	137	2,283	70,202
Commercial Banking:
Commercial and multifamily real estate	29,854	38	0	116	154	30,008
Commercial and industrial	43,670	43	6	75	124	43,794
Total commercial banking	73,524	81	6	191	278	73,802
Total loans(1)	$238,321	$2,272	$999	$1,539	$4,810	$243,131
% of Total loans	98.02%	0.94%	0.41%	0.63%	1.98%	100.00%

76	Capital One Financial Corporation (COF)

	December 31, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$96,116	$755	$464	$1,169	$2,388	$98,504
International card businesses	8,218	90	58	86	234	8,452
Total credit card	104,334	845	522	1,255	2,622	106,956
Consumer Banking:
Auto	62,381	2,252	907	222	3,381	65,762
Retail banking	3,064	28	19	15	62	3,126
Total consumer banking	65,445	2,280	926	237	3,443	68,888
Commercial Banking:
Commercial and multifamily real estate	30,340	136	22	183	341	30,681
Commercial and industrial	44,941	69	15	74	158	45,099
Total commercial banking	75,281	205	37	257	499	75,780
Total loans(1)	$245,060	$3,330	$1,485	$1,749	$6,564	$251,624
% of Total loans	97.39%	1.32%	0.59%	0.70%	2.61%	100.00%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.1 billion as of both March 31, 2021 and December 31, 2020.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of March 31, 2021 and December 31, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2021			December 31, 2020
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$1,120	N/A	$0	$1,169	N/A	$0
International card businesses	87	$14	0	82	$21	0
Total credit card	1,207	14	0	1,251	21	0
Consumer Banking:
Auto	0	192	0	0	294	0
Retail banking	0	36	11	0	30	0
Total consumer banking	0	228	11	0	324	0
Commercial Banking:
Commercial and multifamily real estate	0	234	219	51	200	184
Commercial and industrial	0	448	255	0	450	265
Total commercial banking	0	682	474	51	650	449
Total	$1,207	$924	$485	$1,302	$995	$449
% of Total loans held for investment	0.5%	0.4%	0.2%	0.5%	0.4%	0.2%
__________
(1)We recognized interest income for loans classified as nonperforming of $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

77	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of March 31, 2021 and December 31, 2020.
Table 3.3: Credit Card Delinquency Status

	March 31, 2021			December 31, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$88,609	$450	$89,059	$95,629	$487	$96,116
30-59 days	511	16	527	734	21	755
60-89 days	382	11	393	451	13	464
Greater than 90 days	1,107	13	1,120	1,155	14	1,169
Total domestic credit card	90,609	490	91,099	97,969	535	98,504

International card businesses:
Current	7,753	66	7,819	8,152	66	8,218
30-59 days	63	8	71	79	11	90
60-89 days	40	7	47	47	11	58
Greater than 90 days	83	8	91	76	10	86
Total international card businesses	7,939	89	8,028	8,354	98	8,452
Total credit card	$98,548	$579	$99,127	$106,323	$633	$106,956

78	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of March 31, 2021 and December 31, 2020. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	March 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$4,632	$12,126	$7,169	$4,010	$2,302	$977	$31,216	$0	$0	$31,216
621-660	1,749	5,311	3,238	1,749	987	444	13,478	0	0	13,478
620 or below	2,390	8,852	5,666	2,915	1,685	857	22,365	0	0	22,365
Total auto	8,771	26,289	16,073	8,674	4,974	2,278	67,059	0	0	67,059

Retail banking—Delinquency status:
Current	332	880	227	201	212	650	2,502	582	7	3,091
30-59 days	0	0	0	5	2	3	10	18	0	28
60-89 days	0	0	0	0	0	5	5	3	0	8
Greater than 90 days	0	0	0	1	1	4	6	9	1	16
Total retail banking(2)	332	880	227	207	215	662	2,523	612	8	3,143
Total consumer banking	$9,103	$27,169	$16,300	$8,881	$5,189	$2,940	$69,582	$612	$8	$70,202

79	Capital One Financial Corporation (COF)

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$13,352	$8,091	$4,675	$2,810	$1,168	$203	$30,299	$0	$0	$30,299
621-660	5,781	3,631	2,003	1,172	488	109	13,184	0	0	13,184
620 or below	9,550	6,298	3,317	1,985	886	243	22,279	0	0	22,279
Total auto	28,683	18,020	9,995	5,967	2,542	555	65,762	0	0	65,762

Retail banking—Delinquency status:
Current	1,041	233	206	222	167	537	2,406	651	7	3,064
30-59 days	0	0	7	1	2	2	12	15	1	28
60-89 days	0	0	1	0	5	4	10	8	1	19
Greater than 90 days	0	0	0	1	1	4	6	9	0	15
Total retail banking(2)	1,041	233	214	224	175	547	2,434	683	9	3,126
Total consumer banking	$29,724	$18,253	$10,209	$6,191	$2,717	$1,102	$68,196	$683	$9	$68,888
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes Paycheck Protection Program (“PPP”) loans of $1.1 billion and $919 million as of March 31, 2021 and December 31, 2020, respectively.
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

80	Capital One Financial Corporation (COF)

The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of March 31, 2021 and December 31, 2020. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$610	$3,498	$4,788	$3,200	$1,230	$5,997	$19,323	$6,845	$0	$26,168
Criticized performing	154	304	507	488	351	1,729	3,533	48	25	3,606
Criticized nonperforming	0	0	11	30	6	187	234	0	0	234
Total commercial and multifamily real estate	764	3,802	5,306	3,718	1,587	7,913	23,090	6,893	25	30,008
Commercial and industrial
Noncriticized	2,024	8,846	7,223	3,851	2,552	4,483	28,979	11,091	61	40,131
Criticized performing	85	255	926	330	202	226	2,024	1,149	42	3,215
Criticized nonperforming	19	74	58	75	53	5	284	164	0	448
Total commercial and industrial	2,128	9,175	8,207	4,256	2,807	4,714	31,287	12,404	103	43,794
Total commercial banking(2)	$2,892	$12,977	$13,513	$7,974	$4,394	$12,627	$54,377	$19,297	$128	$73,802

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,791	$4,932	$3,232	$1,437	$1,649	$4,904	$19,945	$7,114	$0	$27,059
Criticized performing	320	446	515	355	391	1,258	3,285	112	25	3,422
Criticized nonperforming	0	11	30	6	3	150	200	0	0	200
Total commercial and multifamily real estate	4,111	5,389	3,777	1,798	2,043	6,312	23,430	7,226	25	30,681
Commercial and industrial
Noncriticized	9,761	7,890	4,043	2,717	1,832	3,034	29,277	11,548	80	40,905
Criticized performing	316	794	521	252	106	215	2,204	1,498	42	3,744
Criticized nonperforming	74	108	25	51	9	0	267	183	0	450
Total commercial and industrial	10,151	8,792	4,589	3,020	1,947	3,249	31,748	13,229	122	45,099
Total commercial banking(2)	$14,262	$14,181	$8,366	$4,818	$3,990	$9,561	$55,178	$20,455	$147	$75,780
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $275 million and $238 million as of March 31, 2021 and December 31, 2020, respectively.

81	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act provides banking organizations with TDR relief for modifications of current borrowers impacted by the COVID-19 pandemic. In adherence with the guidance, we assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic through March 31, 2021, that would have been designated as TDRs under our existing policies, and followed guidance that any such eligible loan modifications made on a temporary and good faith basis are not considered TDRs. We consider the impact of all loan modifications, including those offered via our COVID-19 programs, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, enrollment in a customer assistance program is also considered in the assignment of an internal risk rating.
Total recorded TDRs were $2.0 billion and $2.1 billion as of March 31, 2021 and December 31, 2020, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.3 billion as of both March 31, 2021 and December 31, 2020. TDRs classified as performing in our commercial banking loan portfolio totaled $354 million and $442 million as of March 31, 2021 and December 31, 2020, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $178 million and $173 million as of March 31, 2021 and December 31, 2020, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in TDRs during the three months ended March 31, 2021 and 2020.
Table 3.6: Troubled Debt Restructurings

		Three Months Ended March 31, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$44	100%	16.12%	0%	0
International card businesses	39	100	27.74	0	0
Total credit card	83	100	21.58	0	0
Consumer Banking:
Auto	115	35	9.02	95	3
Total consumer banking	115	35	9.02	95	3
Commercial Banking:
Commercial and multifamily real estate	20	0	0.00	100	14
Commercial and industrial	44	0	0.00	25	2
Total commercial banking	64	0	0.00	48	10
Total	$262	47	33.62	54	5

82	Capital One Financial Corporation (COF)

		Three Months Ended March 31, 2020
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$89	100%	16.45%	0%	0
International card businesses	51	100	27.32	0	0
Total credit card	140	100	20.41	0	0
Consumer Banking:
Auto	123	20	3.34	94	5
Retail banking	3	1	12.50	0	4
Total consumer banking	126	20	3.36	92	5
Commercial Banking:
Commercial and multifamily real estate	19	0	0.00	100	12
Commercial and industrial	7	0	0.00	0	0
Total commercial banking	26	0	0.00	73	12
Total	$292	56	17.87	46	6

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
Table 3.7: TDRs—Subsequent Defaults

	Three Months Ended March 31,
	2021		2020
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	5,134	$10	10,886	$22
International card businesses	17,202	28	17,857	26
Total credit card	22,336	38	28,743	48
Consumer Banking:
Auto	2,031	29	1,275	16
Retail banking	5	0	1	0
Total consumer banking	2,036	29	1,276	16
Commercial Banking:
Commercial and industrial	0	0	6	28
Total commercial banking	0	0	6	28
Total	24,372	$67	30,025	$92

83	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $12.8 billion and $14.1 billion to secure the majority of our FHLB borrowing capacity of $18.4 billion and $19.6 billion as of March 31, 2021 and December 31, 2020, respectively. We also pledged loan collateral of $28.8 billion and $25.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $22.9 billion and $20.0 billion as of March 31, 2021 and December 31, 2020, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2021 and 2020, respectively, we converted $97 million and $160 million of revolving loans to term loans, primarily in our domestic credit card and commercial banking loan portfolios.

84	Capital One Financial Corporation (COF)

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
See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for further discussion of the methodology and policy for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2021 and 2020. Our allowance for credit losses decreased by $1.5 billion to $14.0 billion as of March 31, 2021 from December 31, 2020, primarily driven by strong credit performance and an improved economic outlook.

85	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(993)	(342)	(19)	(1,354)
Recoveries(1)	360	251	3	614
Net charge-offs	(633)	(91)	(16)	(740)
Provision (benefit) for credit losses	(492)	(126)	(195)	(813)
Allowance build (release) for credit losses	(1,125)	(217)	(211)	(1,553)
Other changes(2)	6	0	0	6
Balance as of March 31, 2021	10,072	2,498	1,447	14,017
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(8)	(8)
Balance as of March 31, 2021	0	0	187	187
Combined allowance and reserve as of March 31, 2021	$10,072	$2,498	$1,634	$14,204

	Three Months Ended March 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(3)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(1,849)	(496)	(112)	(2,457)
Recoveries(1)	413	250	3	666
Net charge-offs	(1,436)	(246)	(109)	(1,791)
Provision (benefit) for credit losses	3,702	860	805	5,367
Allowance build (release) for credit losses	2,266	614	696	3,576
Other changes(2)	(18)	0	0	(18)
Balance as of March 31, 2020	10,346	2,154	1,573	14,073
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision (benefit) for losses on unfunded lending commitments	0	0	51	51
Balance as of March 31, 2020	0	0	223	223
Combined allowance and reserve as of March 31, 2020	$10,346	$2,154	$1,796	$14,296
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

86	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions to net charge-offs and the provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2021 and 2020.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Estimated reimbursements from partners, beginning of period	$2,159	$2,166
Amounts due from partners which reduced net charge-offs	(141)	(302)
Amounts estimated to be charged (from) to partners which reduced provision for credit losses	(13)	789
Estimated reimbursements from partners, end of period	$2,005	$2,653

87	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2021 and December 31, 2020. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,146	$10,339	$0	$0	$0
Auto loan securitizations	2,067	1,784	0	0	0
Total securitization-related VIEs	24,213	12,123	0	0	0
Other VIEs:(3)
Affordable housing entities	251	17	4,676	1,319	4,676
Entities that provide capital to low-income and rural communities	1,999	26	0	0	0
Other	0	0	411	0	411
Total other VIEs	2,250	43	5,087	1,319	5,087
Total VIEs	$26,463	$12,166	$5,087	$1,319	$5,087

88	Capital One Financial Corporation (COF)

	December 31, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,066	$10,338	$0	$0	$0
Auto loan securitizations	2,360	2,055	0	0	0
Total securitization-related VIEs	24,426	12,393	0	0	0
Other VIEs:(3)
Affordable housing entities	242	17	4,602	1,240	4,602
Entities that provide capital to low-income and rural communities	1,951	26	0	0	0
Other	0	0	436	0	436
Total other VIEs	2,193	43	5,038	1,240	5,038
Total VIEs	$26,619	$12,436	$5,038	$1,240	$5,038
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $575 million of liabilities as of March 31, 2021, and $2.3 billion of assets and $596 million of liabilities as of December 31, 2020.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to Government-sponsored enterprise (“GSEs”) who may, in turn, securitize them. We retain the related mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 6—Goodwill and Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

89	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2021 and December 31, 2020.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
March 31, 2021:
Securities held by third-party investors	$10,288	$1,783
Receivables in the trust	22,008	1,941
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2020:
Securities held by third-party investors	$10,361	$2,053
Receivables in the trust	23,683	2,243
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the first three months of 2021 and 2020, we recognized amortization of $156 million and $139 million, respectively, and tax credits of $258 million and $155 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.6 billion and $4.5 billion as of March 31, 2021 and December 31, 2020, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.5 billion as of both March 31, 2021 and December 31, 2020, and is largely expected to be paid from 2021 to 2023.

90	Capital One Financial Corporation (COF)

For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.7 billion and $4.6 billion as of March 31, 2021 and December 31, 2020, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.0 billion as of both March 31, 2021 and December 31, 2020.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.0 billion as of both of March 31, 2021 and December 31, 2020, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $411 million and $436 million as of March 31, 2021 and December 31, 2020, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

91	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of March 31, 2021 and December 31, 2020. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,654	N/A	$14,654
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	147	$(139)	8
Other(1)	184	(108)	76
Total intangible assets	331	(247)	84
Total goodwill and intangible assets	$14,985	$(247)	$14,738
Commercial MSRs(2)	$562	$(183)	$379

	December 31, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,653	N/A	$14,653
Intangible assets:
PCCR intangibles	148	$(138)	10
Other(1)	248	(168)	80
Total intangible assets	396	(306)	90
Total goodwill and intangible assets	$15,049	$(306)	$14,743
Commercial MSRs(2)	$542	$(175)	$367
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $6 million and $22 million of amortization expense for the three months ended March 31, 2021 and 2020, respectively.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of March 31, 2021 and December 31, 2020.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
Other adjustments(1)	1	0	0	1
Balance as of March 31, 2021	$5,089	$4,645	$4,920	$14,654
__________
(1)Represents foreign currency translation adjustments.

92	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2021 and December 31, 2020. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2021	December 31, 2020
Deposits:
Non-interest-bearing deposits	$34,003	$31,142
Interest-bearing deposits(1)	276,325	274,300
Total deposits	$310,328	$305,442
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$842	$668
Total short-term borrowings	$842	$668

	March 31, 2021				December 31, 2020
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2021-2026	0.46% - 3.01%	1.86%	$12,071	$12,414
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2021-2029	0.80 - 4.75	3.20	19,478	21,045
Floating unsecured senior debt	2022-2023	0.93 - 1.36	1.12	1,359	1,609
Total unsecured senior debt			3.06	20,837	22,654
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,630	4,728
Total senior and subordinated notes				25,467	27,382
Other long-term borrowings:
Finance lease liabilities	2021-2031	0.26 - 9.91	3.82	70	75
Total other long-term borrowings				70	75
Total long-term debt				$37,608	$39,871
Total short-term borrowings and long-term debt				$38,450	$40,539
__________
(1)Includes $3.0 billion and $4.2 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes $1.5 billion and $1.6 billion of EUR-denominated unsecured notes as of March 31, 2021 and December 31, 2020, respectively.

93	Capital One Financial Corporation (COF)

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

94	Capital One Financial Corporation (COF)

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in over-the-counter (“OTC”) markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”) and the LCH Group (“LCH”) are our CCPs for our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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

95	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2021 and December 31, 2020, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2021			December 31, 2020
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$45,880	$6	$22	$47,349	$9	$10
Cash flow hedges	84,150	503	30	82,150	748	1
Total interest rate contracts	130,030	509	52	129,499	757	11
Foreign exchange contracts:
Fair value hedges	1,466	84	0	1,527	164	0
Cash flow hedges	4,106	6	81	4,582	0	161
Net investment hedges	3,172	0	195	3,116	0	196
Total foreign exchange contracts	8,744	90	276	9,225	164	357
Total derivatives designated as accounting hedges	138,774	599	328	138,724	921	368
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	68,333	935	210	68,459	1,429	198
Commodity contracts	16,881	1,234	1,039	16,871	935	820
Foreign exchange and other contracts	4,027	42	38	4,677	58	70
Total customer accommodation	89,241	2,211	1,287	90,007	2,422	1,088
Other interest rate exposures(2)	2,118	59	33	1,770	71	56
Other contracts	1,794	0	3	1,826	1	6
Total derivatives not designated as accounting hedges	93,153	2,270	1,323	93,603	2,494	1,150
Total derivatives	$231,927	$2,869	$1,651	$232,327	$3,415	$1,518
Less: netting adjustment(3)		(844)	(679)		(1,148)	(739)
Total derivative assets/liabilities		$2,025	$972		$2,267	$779
__________
(1)Does not reflect $26 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2021 and December 31, 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.
(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

96	Capital One Financial Corporation (COF)

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2021 and December 31, 2020.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2021			December 31, 2020
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,948	$485	$194	$9,797	$590	$200
Interest-bearing deposits	(10,820)	(155)	0	(11,312)	(213)	0
Securitized debt obligations	(7,536)	(96)	15	(7,609)	(171)	20
Senior and subordinated notes	(20,265)	(913)	(633)	(21,927)	(1,282)	(666)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $249 million, the amount of the designated hedged items was $225 million, and the cumulative basis adjustments associated with these hedges was ($1 million) as of March 31, 2021. We had no such hedging relationships as of December 31, 2020.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2021 and December 31, 2020. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

97	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2021
Derivative assets(1)	$2,869	$(369)	$(475)	$2,025	$0	$2,025
As of December 31, 2020
Derivative assets(1)	3,415	(383)	(765)	2,267	0	2,267

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2021
Derivative liabilities(1)	$1,651	$(369)	$(310)	$972	$0	$972
Repurchase agreements(2)	842	0	0	842	(842)	0
As of December 31, 2020
Derivative liabilities(1)	1,518	(383)	(356)	779	0	779
Repurchase agreements(2)	668	0	0	668	(668)	0
__________
(1)We received cash collateral from derivative counterparties totaling $562 million and $862 million as of March 31, 2021 and December 31, 2020, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both March 31, 2021 and December 31, 2020, which we have the ability to re-pledge. We posted $1.7 billion and $1.5 billion of cash collateral as of March 31, 2021 and December 31, 2020, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $859 million and $682 million as of March 31, 2021 and December 31, 2020, respectively, primarily consisting of agency RMBS securities.

98	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2021 and 2020.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$391	$5,854	$16	$(269)	$(32)	$(129)	$118
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(25)	$0	$0	$36	$33	$62	$0
Gains (losses) recognized on derivatives	100	0	0	(58)	(80)	(336)	(61)
Gains (losses) recognized on hedged items(1)	(105)	0	0	58	75	368	61
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(30)	$0	$0	$36	$28	$93	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$9	$226	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	1	0	0	0	0
Net income recognized on cash flow hedges	$9	$226	$1	$0	$0	$0	$0

99	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$530	$6,542	$37	$(731)	$(99)	$(239)	$145
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(11)	$0	$0	$(2)	$12	$39	$0
Gains (losses) recognized on derivatives	(338)	0	0	287	282	1,068	(23)
Gains (losses) recognized on hedged items(1)	338	0	0	(286)	(292)	(1,091)	23
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net expense recognized on fair value hedges	$(11)	$0	$0	$(1)	$2	$15	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$2	$24	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	7	0	0	0	0
Net income (expense) recognized on cash flow hedges	$2	$24	$7	$0	$0	$0	$0
_________
(1)Includes amortization benefit of $22 million and expense of $36 million for the three months ended March 31, 2021 and 2020, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $85 million and $392 million for the three months ended March 31, 2021 and 2020, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included other non-interest income.
In the next 12 months, we expect to reclassify net after-tax gains of $575 million recorded in AOCI as of March 31, 2021 into earnings. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 7 years as of March 31, 2021. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

100	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2021 and 2020. These gains or losses are recognized in other non-interest income in our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$10	$13
Commodity contracts	5	17
Foreign exchange and other contracts	4	3
Total customer accommodation	19	33
Other interest rate exposures	11	18
Other contracts	0	(1)
Total	$30	$50

101	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of March 31, 2021 and December 31, 2020.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2021	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2021	December 31, 2020
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$1,000	1,000,000	$988	$988
Series G	5.200% Non-Cumulative	July 29, 2016	December 1, 2021	5.200	Quarterly	1,000	600,000	583	583
Series H	6.000% Non-Cumulative	November 29, 2016	December 1, 2021	6.000	Quarterly	1,000	500,000	483	483
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Total								$4,847	$4,847
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
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the three months ended March 31, 2021 and 2020.
Table 9.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,145)	(338)	19	0	(1,464)
Amounts reclassified from AOCI into earnings	(3)	(243)	0	(1)	(247)
Other comprehensive income (loss), net of tax	(1,148)	(581)	19	(1)	(1,711)
AOCI as of March 31, 2021	$1,038	$781	$(12)	$(24)	$1,783

102	Capital One Financial Corporation (COF)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income (loss) before reclassifications	1,224	1,695	(67)	0	2,852
Amounts reclassified from AOCI into earnings	0	(321)	0	0	(321)
Other comprehensive income (loss), net of tax	1,224	1,374	(67)	0	2,531
AOCI as of March 31, 2020	$2,151	$1,728	$(174)	$(26)	$3,679
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive loss of $21 million and gain of $142 million for the three months ended March 31, 2021 and 2020, respectively, from hedging instruments designated as net investment hedges.

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2021 and 2020.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2021	2020
Securities available for sale:
	Non-interest income	$4	$0
	Income tax provision	1	0
	Net income	3	0
Hedging relationships:
Interest rate contracts:	Interest income	235	26
Foreign exchange contracts:	Interest income	1	7
	Interest expense	(1)	(1)
	Non-interest income	85	392
	Income from continuing operations before income taxes	320	424
	Income tax provision	77	103
	Net income	243	321
Other:
	Non-interest income and non-interest expense	1	0
	Income tax provision	0	0
	Net income	1	0
Total reclassifications		$247	$321

103	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2021 and 2020.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021			2020
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (loss) on securities available for sale	$(1,512)	$(364)	$(1,148)	$1,610	$386	$1,224
Net unrealized gains (loss) on hedging relationships	(766)	(185)	(581)	1,808	434	1,374
Foreign currency translation adjustments(1)	13	(6)	19	(21)	46	(67)
Other	(1)	0	(1)	0	0	0
Other comprehensive income (loss)	$(2,266)	$(555)	$(1,711)	$3,397	$866	$2,531
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

104	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2021	2020
Income (loss) from continuing operations, net of tax	$3,327	$(1,340)
Loss from discontinued operations, net of tax	(2)	0
Net income (loss)	3,325	(1,340)
Dividends and undistributed earnings allocated to participating securities	(28)	(3)
Preferred stock dividends	(61)	(55)
Issuance cost for redeemed preferred stock	0	(22)
Net income (loss) available to common stockholders	$3,236	$(1,420)

Total weighted-average basic common shares outstanding	458.6	457.6
Effect of dilutive securities:(1)
Stock options	0.8	—
Other contingently issuable shares	0.7	—
Total effect of dilutive securities	1.5	—
Total weighted-average diluted common shares outstanding	460.1	457.6
Basic earnings per common share:
Net income (loss) from continuing operations	$7.06	$(3.10)
Net income (loss) per basic common share	$7.06	$(3.10)
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$7.03	$(3.10)
Net income (loss) per diluted common share	$7.03	$(3.10)
__________
(1)Excluded from the computation of diluted earnings per share were 103 thousand shares related to awards for the three months ended March 31, 2021, because their inclusion would be anti-dilutive. In periods of net loss available to common stockholders, dilutive securities are excluded as their inclusion would have an anti-dilutive effect. Accordingly, awards of 1.6 million shares and options of 2.8 million shares with an exercise price ranging from $36.55 to $86.34 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2020, because their inclusion would be anti-dilutive.

105	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Note 16—Fair Value Measurement” in our 2020 Form 10-K.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,248	$0	$0	—	$9,248
RMBS	0	75,296	326	—	75,622
CMBS	0	11,264	10	—	11,274
Other securities	199	2,822	0	—	3,021
Total securities available for sale	9,447	89,382	336	—	99,165
Loans held for sale	0	908	0	—	908
Other assets:
Derivative assets(2)	463	2,249	157	$(844)	2,025
Other(3)	624	2	50	—	676
Total assets	$10,534	$92,541	$543	$(844)	$102,774
Liabilities:
Other liabilities:
Derivative liabilities(2)	$528	$1,000	$123	$(679)	$972
Total liabilities	$528	$1,000	$123	$(679)	$972

106	Capital One Financial Corporation (COF)

	December 31, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,318	$0	$0	—	$9,318
RMBS	0	76,375	328	—	76,703
CMBS	0	11,624	111	—	11,735
Other securities	142	2,547	0	—	2,689
Total securities available for sale	9,460	90,546	439	—	100,445
Loans held for sale	0	596	0	—	596
Other assets:
Derivative assets(2)	268	3,006	141	$(1,148)	2,267
Other(3)	430	552	55	—	1,037
Total assets	$10,158	$94,700	$635	$(1,148)	$104,345
Liabilities:
Other liabilities:
Derivative liabilities(2)	$271	$1,137	$110	$(739)	$779
Total liabilities	$271	$1,137	$110	$(739)	$779
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $26 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2021 and December 31, 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(3)As of March 31, 2021 and December 31, 2020, other includes retained interests in securitizations of $50 million and $55 million, deferred compensation plan assets of $449 million and $414 million, and equity securities of $177 million and $568 million including unrealized losses of $38 million and unrealized gains of $535 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2021
Securities available for sale:(2)
RMBS	$328	$7	$2	$0	$0	$0	$(26)	$39	$(24)	$326	$7
CMBS	111	0	(2)	0	0	0	(6)	0	(93)	10	0
Total securities available for sale	439	7	0	0	0	0	(32)	39	(117)	336	7
Other assets:
Retained interests in securitizations	55	(5)	0	0	0	0	0	0	0	50	(5)
Net derivative assets (liabilities)(3)	31	(21)	0	0	0	38	(14)	0	0	34	(19)

107	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2020
Securities available for sale:(2)
RMBS	$433	$3	$(53)	$0	$0	$0	$(17)	$9	$(2)	$373	$3
CMBS	13	0	0	0	0	0	(1)	24	0	36	0
Total securities available for sale	446	3	(53)	0	0	0	(18)	33	(2)	409	3
Other assets:
Retained interests in securitizations	66	(7)	0	0	0	0	0	0	0	59	(7)
Net derivative assets (liabilities)(3)	26	20	0	0	0	24	(2)	0	(2)	66	18
__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses), and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2021 were $2 million. Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2020 were $52 million.
(3)Includes derivative assets and liabilities of $157 million and $123 million, respectively, as of March 31, 2021, $147 million and $81 million, respectively, as of March 31, 2020..
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

108	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$326	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	1-19% 3-15% 0-11% 30-100%	3% 10% 2% 72%
CMBS	10	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	50	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	36-46 9-12% 3-13% 2-4% 49-151%	N/A
Net derivative assets (liabilities)	34	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$328	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-12% 8-15% 0-11% 30-100%	3% 10% 2% 73%
CMBS	111	Discounted cash flows (vendor pricing)	Yield	1-3%	2%
Other assets:
Retained interests in securitizations(2)	55	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	37-52 3-13% 2-12% 3-3% 55-70%	N/A
Net derivative assets (liabilities)	31	Discounted cash flows	Swap rates	1%	1%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

109	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2021 and December 31, 2020, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	March 31, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$65	$65
Other assets(1)	0	49	49
Total	$0	$114	$114

	December 31, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$305	$305
Other assets(1)	0	175	175
Total	$0	$480	$480
__________
(1)As of March 31, 2021, other assets included equity investments accounted for under the measurement alternative of $8 million and repossessed assets of $41 million. As of December 31, 2020, other assets included equity investments accounted for under the measurement alternative of $25 million, repossessed assets of $42 million and long-lived assets held for sale of $108 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 89%, with a weighted average of 27%, and from 0% to 89%, with a weighted average of 14%, as of March 31, 2021 and December 31, 2020, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2021 and 2020.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Loans held for investment	$(16)	$(207)
Other assets(1)	(36)	(44)
Total	$(52)	$(251)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

110	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2021 and December 31, 2020.
Table 11.6: Fair Value of Financial Instruments

	March 31, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,495	$50,495	$4,670	$45,825	$0
Restricted cash for securitization investors	1,779	1,779	1,779	0	0
Net loans held for investment	229,114	236,495	0	0	236,495
Loans held for sale	1,988	2,082	0	2,082	0
Interest receivable	1,380	1,380	0	1,380	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	26,842	27,130	0	27,130	0
Securitized debt obligations	12,071	12,239	0	12,239	0
Senior and subordinated notes	25,467	26,212	0	26,212	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	842	842	0	842	0
Interest payable	288	288	0	288	0

	December 31, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,509	$40,509	$4,708	$35,801	$0
Restricted cash for securitization investors	262	262	262	0	0
Net loans held for investment	236,060	244,701	0	0	244,701
Loans held for sale	2,114	2,214	0	2,214	0
Interest receivable	1,471	1,471	0	1,471	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	32,746	33,111	0	33,111	0
Securitized debt obligations	12,414	12,584	0	12,584	0
Senior and subordinated notes	27,382	28,282	0	28,282	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	668	0	668	0
Interest payable	352	352	0	352	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

111	Capital One Financial Corporation (COF)

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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2020 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three months ended March 31, 2021 and 2020, selected balance sheet data as of March 31, 2021 and 2020, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

112	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,372	$2,030	$520	$(100)	$5,822
Non-interest income (loss)	1,029	141	240	(119)	1,291
Total net revenue (loss)(2)	4,401	2,171	760	(219)	7,113
Provision (benefit) for credit losses	(492)	(126)	(203)	(2)	(823)
Non-interest expense	2,135	1,117	419	69	3,740
Income (loss) from continuing operations before income taxes	2,758	1,180	544	(286)	4,196
Income tax provision (benefit)	653	278	128	(190)	869
Income (loss) from continuing operations, net of tax	$2,105	$902	$416	$(96)	$3,327
Loans held for investment	$99,127	$70,202	$73,802	$0	$243,131
Deposits	0	254,001	41,552	14,775	310,328

	Three Months Ended March 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$3,702	$1,657	$491	$175	$6,025
Non-interest income (loss)	911	126	238	(51)	1,224
Total net revenue(2)	4,613	1,783	729	124	7,249
Provision (benefit) for credit losses	3,702	860	856	5	5,423
Non-interest expense	2,208	991	412	118	3,729
Income (loss) from continuing operations before income taxes	(1,297)	(68)	(539)	1	(1,903)
Income tax benefit	(306)	(16)	(128)	(113)	(563)
Income (loss) from continuing operations, net of tax	$(991)	$(52)	$(411)	$114	$(1,340)
Loans held for investment	$117,797	$64,033	$81,160	$0	$262,990
Deposits	0	217,607	32,822	19,260	269,689

__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $180 million and $389 million in the first quarters of 2021 and 2020, respectively, for finance charges and fees charged-off as uncollectible.
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

113	Capital One Financial Corporation (COF)

The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2021 and 2020.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended March 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$743	$57	$17	$0	$817
Service charges and other customer-related fees	0	44	50	0	94
Other	70	19	1	0	90
Total contract revenue	813	120	68	0	1,001
Revenue (reduction) from other sources	216	21	172	(119)	290
Total non-interest income (loss)	$1,029	$141	$240	$(119)	$1,291

	Three Months Ended March 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$688	$50	$15	$(1)	$752
Service charges and other customer-related fees	0	64	31	0	95
Other	70	19	1	0	90
Total contract revenue	758	133	47	(1)	937
Revenue (reduction) from other sources	153	(7)	191	(50)	287
Total non-interest income (loss)	$911	$126	$238	$(51)	$1,224

________
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2021 and December 31, 2020. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Credit card lines	$354,055	$349,594	N/A	N/A
Other loan commitments(1)	36,990	35,836	$138	$144
Standby letters of credit and commercial letters of credit(2)	1,265	1,302	30	32
Total unfunded lending commitments	$392,310	$386,732	$168	$176
__________
(1)Includes $2.1 billion and $1.8 billion of advised lines of credit as of March 31, 2021 and December 31, 2020, respectively.
(2)These financial guarantees have expiration dates ranging from 2021 to 2023 as of March 31, 2021.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $98 million and $97 million as of March 31, 2021 and December 31, 2020, respectively.
See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

115	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2021 are approximately $250 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Cybersecurity Incident
On July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems. This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). As a result of the Cybersecurity Incident, we are subject to numerous legal proceedings and other inquiries and could be the subject of additional proceedings and inquiries in the future.
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

116	Capital One Financial Corporation (COF)

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
U.K. PPI Litigation
In the U.K., we previously sold payment protection insurance (“PPI”). For several years leading up to the claims submission deadline of August 29, 2019 (as set by the U.K. Financial Conduct Authority), we received customer complaints and regulatory claims relating to PPI. As of the first quarter of 2021, COEP has materially resolved the PPI complaints and regulatory claims received prior to the deadline. Some of the claimants in the U.K. PPI regulatory claims process have subsequently initiated legal proceedings, seeking additional redress. We are responding to these proceedings as we receive them.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

118	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the withholdings of our common stock for each calendar month in the first quarter of 2021. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
January	—	—	—	$7,500
February	4,809,485	$114.35	4,234,800	7,017
March	190,593	130.23	57,200	7,010
Total	5,000,078	114.95	4,292,000
__________
(1)On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. There were 574,685 and 133,393 shares withheld in February and March, respectively, to cover taxes on restricted stock units whose restrictions have lapsed. see “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

119	Capital One Financial Corporation (COF)

EXHIBIT INDEX
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2003 Form 10-K” is to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004 and (ii) the “2020 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021.

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

3.3.7
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L, dated May 3, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 4, 2021).

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
10.1+
Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.25 of the 2020 Form 10-K).

10.2+
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.26 of the 2020 Form 10-K).

10.3+
Form of Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.27 of the 2020 Form 10-K).

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

120	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 7, 2021	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

121	Capital One Financial Corporation (COF)