Form 10-Q
period 2021-06-30
CAPITAL ONE FINANCIAL CORP
filed 2021-07-30
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series G	COF PRG	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series H	COF PRH	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I	COF PRI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J	COF PRJ	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K	COF PRK	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L	COF PRL	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series N	COF PRN	New York Stock Exchange
0.800% Senior Notes Due 2024	COF24	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange
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
As of June 30, 2021, there were 446,113,769 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K (“2020 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2021 included in this Report.

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
As of June 30, 2021, our principal subsidiaries included:
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
Coronavirus Disease 2019 (COVID-19) Pandemic
The COVID-19 pandemic resulted in a global public-health crisis, disrupting economies and introducing significant volatility into financial markets. We transformed how we work in order to protect the well-being of our associates and our customers, and were able to continue to serve our customers, successfully manage critical functions, and keep our lines of business operating.
Since the start of the COVID-19 pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that have been designed for resilience and security. The majority of our associates will continue to work remotely through the summer of 2021. Our current plan is to adopt a hybrid work methodology on September 7, 2021 that allows for in-office collaboration while still enabling associates to work remotely. We continue to monitor local conditions to ensure the safety of our associates.
For more information see “Part I—Item 1. Business—Overview—Coronavirus Disease 2019 (COVID-19) Pandemic” and “Part I—Item 1A. Risk Factors” in our 2020 Form 10-K along with “Part I—Item 2. MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” and “Part I—Item 2. MD&A—Credit Risk Profile—COVID-19 Customer Assistance Programs and Loan Modifications” in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2021 and 2020 and selected comparative balance sheet data as of June 30, 2021 and December 31, 2020. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2021	2020	Change	2021	2020	Change
Income statement
Net interest income	$5,743	$5,460	5%	11,565	$11,485	1%
Non-interest income	1,631	1,096	49	2,922	2,320	26
Total net revenue	7,374	6,556	12	14,487	13,805	5
Provision (benefit) for credit losses	(1,160)	4,246	**	(1,983)	9,669	**
Non-interest expense:
Marketing	620	273	127	1,121	764	47
Operating expense	3,346	3,497	(4)	6,585	6,735	(2)
Total non-interest expense	3,966	3,770	5	7,706	7,499	3
Income (loss) from continuing operations before income taxes	4,568	(1,460)	**	8,764	(3,363)	**
Income tax provision (benefit)	1,031	(543)	**	1,900	(1,106)	**
Income (loss) from continuing operations, net of tax	3,537	(917)	**	6,864	(2,257)	**
Loss from discontinued operations, net of tax	(1)	(1)	—	(3)	(1)	**
Net income (loss)	3,536	(918)	**	6,861	(2,258)	**
Dividends and undistributed earnings allocated to participating securities	(30)	(1)	**	(58)	(4)	**
Preferred stock dividends	(60)	(90)	(33)	(121)	(145)	(17)
Issuance cost for redeemed preferred stock	—	—	—	—	(22)	**
Net income (loss) available to common stockholders	$3,446	$(1,009)	**	$6,682	$(2,429)	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$7.65	$(2.21)	**	$14.70	$(5.31)	**
Net income (loss) per basic common share	$7.65	$(2.21)	**	$14.70	$(5.31)	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$7.62	$(2.21)	**	$14.65	$(5.31)	**
Net income (loss) per diluted common share	$7.62	$(2.21)	**	$14.65	$(5.31)	**
Weighted-average common shares outstanding (in millions):
Basic	450.6	456.7	(1)%	454.6	457.1	(1)%
Diluted	452.3	456.7	(1)	456.2	457.1	—
Common shares outstanding (period-end, in millions)	446.1	456.3	(2)	446.1	456.3	(2)
Dividends declared and paid per common share	$0.40	$0.40	—	$0.80	$0.80	—
Tangible book value per common share (period-end)(1)	97.20	78.82	23	97.20	78.82	23
Balance sheet (average balances)
Loans held for investment	$246,463	$253,358	(3)%	$245,207	$258,124	(5)%
Interest-earning assets	390,129	378,145	3	389,355	366,746	6
Total assets	424,099	411,075	3	422,959	400,845	6
Interest-bearing deposits	273,476	261,256	5	273,417	251,185	9

6	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2021	2020	Change		2021	2020	Change
Total deposits	308,217	288,344	7		306,645	276,498	11
Borrowings	37,054	49,827	(26)		38,475	50,810	(24)
Common equity	56,885	52,413	9		56,333	52,799	7
Total stockholders’ equity	62,376	57,623	8		61,504	58,096	6
Selected performance metrics
Purchase volume	$132,676	$90,149	47%		$241,009	$190,069	27%
Total net revenue margin(2)	7.56%	6.93%	63	bps	7.44%	7.53%	(9)	bps
Net interest margin	5.89	5.78	11		5.94	6.26	(32)
Return on average assets(3)	3.34	(0.89)	4%		3.25	(1.13)	4%
Return on average tangible assets(4)	3.46	(0.93)	4		3.36	(1.17)	5
Return on average common equity(5)	24.24	(7.69)	32		23.73	(9.20)	33
Return on average tangible common equity(6)	32.75	(10.74)	43		32.19	(12.81)	45
Equity-to-assets ratio(7)	14.71	14.02	69	bps	14.54	14.49	5	bps
Non-interest expense as a percentage of average loans held for investment	6.44	5.95	49		6.29	5.81	48
Efficiency ratio(8)	53.78	57.50	(4)%		53.19	54.32	(113)
Operating efficiency ratio(9)	45.38	53.34	(8)		45.45	48.79	(334)
Effective income tax rate from continuing operations	22.6	37.2	(15)		21.7	32.9	(11)%
Net charge-offs	$541	$1,505	(64)		$1,281	$3,296	(61)
Net charge-off rate	0.88%	2.38%	(150)	bps	1.04%	2.55%	(151)	bps

(Dollars in millions, except as noted)	June 30, 2021	December 31, 2020	Change
Balance sheet (period-end)
Loans held for investment	$249,597	$251,624	(1)%
Interest-earning assets	387,295	388,917	—
Total assets	423,420	421,602	—
Interest-bearing deposits	271,314	274,300	(1)
Total deposits	306,308	305,442	—
Borrowings	36,343	40,539	(10)
Common equity	58,136	55,356	5
Total stockholders’ equity	64,624	60,204	7
Credit quality metrics
Allowance for credit losses	$12,346	$15,564	(21)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.95%	6.19%	(124)	bps
30+ day performing delinquency rate	1.75	2.41	(66)
30+ day delinquency rate	1.89	2.61	(72)
Capital ratios
Common equity Tier 1 capital(10)	14.5%	13.7%	80	bps
Tier 1 capital(10)	16.6	15.3	130
Total capital(10)	18.8	17.7	110
Tier 1 leverage(10)	12.4	11.2	120
Tangible common equity(11)	10.6	10.0	60
Supplementary leverage(10)(12)	10.7	10.7	—
Other
Employees (period end, in thousands)	52.0	52.0	—
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

7	Capital One Financial Corporation (COF)

(4)Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(5)Return on average common equity is calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(6)Return on average tangible common equity (“TCE”) is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(12)The Company’s supplementary leverage ratio as of December 31, 2020 reflected the temporary exclusions of U.S Treasury securities and deposits at Federal Reserve Banks from the denominator of the supplementary leverage ratio. See “Part I—Item 1. Business—Supervision and Regulation—Capital and Liquidity Regulation” in our 2020 Form 10-K for additional details.
**    Not meaningful.

8	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $3.5 billion ($7.62 per diluted common share) on total revenue of $7.4 billion and net income of $6.9 billion ($14.65 per diluted common share) on total net revenue of $14.5 billion for the second quarter and first six months of 2021. In comparison, we reported net loss of $918 million ($2.21 per diluted common share) on total net revenue of $6.6 billion and net loss of $2.3 billion ($5.31 per diluted common share) on total net revenue of $13.8 billion for the second quarter and first six months of 2020.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 14.5% and 13.7% as of June 30, 2021 and December 31, 2020, respectively. See “MD&A—Capital Management” for additional information.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $1.7 billion of shares of our common stock during the second quarter of 2021 and $2.2 billion during the first six months of 2021, consistent with the Federal Reserve’s temporary capital distribution restrictions in place during the first six months of 2021. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2021. These highlights are based on a comparison between the results of the second quarter and first six months of 2021 and 2020, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2021 compared to December 31, 2020. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance
•Earnings: Our net income increased by $4.5 billion to $3.5 billion in the second quarter of 2021 compared to the second quarter of 2020 and increased by $9.1 billion to $6.9 billion in the first six months of 2021 compared to the first six months of 2020 primarily driven by:
◦lower provision resulting from allowance releases in the first and second quarters of 2021 due to continued strong credit performance and an improved economic outlook compared to allowance builds in the first and second quarters of 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic;
◦higher non-interest income from interchange fees due to an increase in purchase volume in Domestic Card; and
◦higher net interest income due to lower interest rates paid on interest-bearing deposits and higher average outstanding balances in our auto loan portfolio, partially offset by lower average outstanding balances in our domestic card loan portfolio.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $2.0 billion to $249.6 billion as of June 30, 2021 from December 31, 2020 primarily due to higher customer payments and the transfer of $4.1 billion in loans to held for sale, partially offset by growth in our auto loan portfolio.
◦Average loans held for investment decreased by $6.9 billion to $246.5 billion in the second quarter of 2021 compared to the second quarter of 2020 and decreased by $12.9 billion to $245.2 billion in the first six months of 2021 compared to the first six months of 2020 primarily driven by lower outstanding balances in Domestic Card due to higher customer payments, partially offset by higher purchase volume and growth in our auto loan portfolio.
•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 150 basis points to 0.88% in the second quarter of 2021 compared to the second quarter of 2020 and decreased by 151 basis points to 1.04% in the first six months of 2021 compared to the first six months of 2020, primarily driven by strong credit performance in our domestic card and auto loan portfolios.

9	Capital One Financial Corporation (COF)

Our 30+ day delinquency rate decreased by 72 basis points to 1.89% as of June 30, 2021 from December 31, 2020 due to seasonally lower delinquency inventories and strong credit performance in our auto and domestic card loan portfolios.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $3.2 billion to $12.3 billion, and our allowance coverage ratio decreased by 124 basis points to 4.95% as of June 30, 2021 from December 31, 2020, driven by strong credit performance and an improved economic outlook.
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
Business Segment Expectations
We expect that the auto net charge-off rate will increase from the unusually low level observed in the second quarter of 2021.

10	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2021 and 2020. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2021 and 2020 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$101,642	$3,568	14.04%	$108,748	$3,731	13.72%
Consumer banking	72,705	1,451	7.99	64,851	1,364	8.41
Commercial banking(2)	74,933	510	2.72	80,803	608	3.01
Other(3)	—	224	**	—	117	**
Total loans, including loans held for sale	249,280	5,753	9.23	254,402	5,820	9.15
Investment securities	100,071	370	1.48	81,095	482	2.38
Cash equivalents and other interest-earning assets	40,778	16	0.16	42,648	16	0.15
Total interest-earning assets	390,129	6,139	6.29	378,145	6,318	6.68
Cash and due from banks	5,417			5,355
Allowance for credit losses	(14,007)			(14,107)
Premises and equipment, net	4,275			4,332
Other assets	38,285			37,350
Total assets	$424,099			$411,075
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$273,476	$237	0.35%	$261,256	$611	0.94%
Securitized debt obligations	10,890	28	1.03	16,432	56	1.37
Senior and subordinated notes	25,487	122	1.92	31,294	180	2.30
Other borrowings and liabilities	2,198	9	1.67	3,554	11	1.21
Total interest-bearing liabilities	312,051	396	0.50	312,536	858	1.10
Non-interest-bearing deposits	34,741			27,088
Other liabilities	14,931			13,828
Total liabilities	361,723			353,452
Stockholders’ equity	62,376			57,623
Total liabilities and stockholders’ equity	$424,099			$411,075
Net interest income/spread		$5,743	5.79		$5,460	5.58
Impact of non-interest-bearing funding			0.10			0.20
Net interest margin			5.89%			5.78%

12	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$102,078	$7,281	14.26%	$115,801	$8,168	14.11%
Consumer banking	70,979	2,864	8.07	64,262	2,711	8.44
Commercial banking(2)	74,927	1,026	2.74	78,954	1,354	3.43
Other(3)	—	436	**	—	129	**
Total loans, including loans held for sale	247,984	11,607	9.36	259,017	12,362	9.55
Investment securities	99,189	761	1.53	79,654	1,012	2.54
Cash equivalents and other interest-earning assets	42,182	32	0.15	28,075	53	0.38
Total interest-earning assets	389,355	12,400	6.37	366,746	13,427	7.32
Cash and due from banks	5,251			5,024
Allowance for credit losses	(14,773)			(12,258)
Premises and equipment, net	4,279			4,338
Other assets	38,847			36,995
Total assets	$422,959			$400,845
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$273,417	$506	0.37%	$251,185	$1,342	1.07%
Securitized debt obligations	11,561	60	1.04	17,243	155	1.80
Senior and subordinated notes	26,223	251	1.92	31,318	419	2.67
Other borrowings and liabilities	2,205	18	1.65	3,667	26	1.42
Total interest-bearing liabilities	313,406	835	0.53	303,413	1,942	1.28
Non-interest-bearing deposits	33,228			25,313
Other liabilities	14,821			14,023
Total liabilities	361,455			342,749
Stockholders’ equity	61,504			58,096
Total liabilities and stockholders’ equity	$422,959			$400,845
Net interest income/spread		$11,565	5.84		$11,485	6.04
Impact of non-interest-bearing funding			0.10			0.22
Net interest margin			5.94%			6.26%
__________
(1)Past due fees included in interest income totaled approximately $302 million and $612 million in the second quarter and first six months of 2021, respectively, and $265 million and $656 million in the second quarter and first six months of 2020, respectively.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $19 million and $38 million in the second quarter and first six months of 2021, respectively, and $21 million and $41 million in the second quarter and first six months of 2020, respectively, with corresponding reductions to the Other category.
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.
Net interest income increased by $283 million to $5.7 billion in the second quarter of 2021 compared to the second quarter of 2020, and increased by $80 million to $11.6 billion in the first six months of 2021 compared to the first six months of 2020 primarily driven by lower interest rates paid on interest-bearing deposits and higher average outstanding balances in our auto loan portfolio, partially offset by lower average outstanding balances in our domestic card loan portfolio.

13	Capital One Financial Corporation (COF)

Net interest margin increased by 11 basis points to 5.89% in the second quarter of 2021 compared to the second quarter of 2020 driven by lower interest rate paid on interest-bearing deposits, partially offset by higher balances and lower yield on investment securities.
Net interest margin decreased by 32 basis points to 5.94% in the first six months of 2021 compared to the first six months of 2020 primarily driven by a shift in our asset mix with cash and investment securities representing a greater portion of total average interest-earnings assets, partially offset by lower rates paid on interest-bearing liabilities.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(163)	$(244)	$81	$(887)	$(968)	$81
Consumer banking	87	157	(70)	153	271	(118)
Commercial banking(2)	(98)	(42)	(56)	(328)	(66)	(262)
Other(3)	107	—	107	307	—	307
Total loans, including loans held for sale	(67)	(129)	62	(755)	(763)	8
Investment securities	(112)	70	(182)	(251)	150	(401)
Cash equivalents and other interest-earning assets	—	(1)	1	(21)	11	(32)
Total interest income	(179)	(60)	(119)	(1,027)	(602)	(425)
Interest expense:
Interest-bearing deposits	(374)	11	(385)	(836)	41	(877)
Securitized debt obligations	(28)	(16)	(12)	(95)	(40)	(55)
Senior and subordinated notes	(58)	(31)	(27)	(168)	(60)	(108)
Other borrowings and liabilities	(2)	(4)	2	(8)	(10)	2
Total interest expense	(462)	(40)	(422)	(1,107)	(69)	(1,038)
Net interest income	$283	$(20)	$303	$80	$(533)	$613
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
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2021 and 2020.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Interchange fees, net	$1,016	$672	$1,833	$1,424
Service charges and other customer-related fees	384	258	736	585
Net securities gains	—	—	4	—
Other non-interest income:(1)
Mortgage banking revenue	40	38	100	106
Treasury and other investment income	94	63	78	56
Other	97	65	171	149
Total other non-interest income	231	166	349	311
Total non-interest income	$1,631	$1,096	$2,922	$2,320
________
(1)Includes gains of $26 million and $45 million on deferred compensation plan investments for the second quarter and first six months of 2021, respectively, and gains of $44 million and losses of $15 million on deferred compensation plan investments for the second quarter and first six months of 2020, respectively. These amounts have corresponding offsets in other non-interest expense.
Non-interest income increased by $535 million to $1.6 billion in the the second quarter of 2021 compared to the second quarter of 2020 and increased by $602 million to $2.9 billion in the first six months of 2021 compared to the first six months of 2020 primarily driven by higher net interchange fees due to an increase in purchase volume in Domestic Card.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses decreased by $5.4 billion to a benefit of $1.2 billion in the second quarter of 2021 and decreased by $11.7 billion to a benefit of $2.0 billion in the first six months of 2021. These decreases were primarily driven by allowance releases in the first and second quarters of 2021 due to continued strong credit performance and an improved economic outlook compared to allowance builds in the first and second quarters of 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K.

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2021 and 2020.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Salaries and associate benefits(1)	$1,781	$1,704	$3,628	$3,331
Occupancy and equipment	523	523	995	1,040
Marketing	620	273	1,121	764
Professional services	341	304	633	591
Communications and data processing	315	308	617	610
Amortization of intangibles	5	16	11	38
Other non-interest expense:
Bankcard, regulatory and other fee assessments	38	66	90	141
Collections	95	76	179	181
Fraud losses	40	71	75	150
Other(2)	208	429	357	653
Total other non-interest expense	381	642	701	1,125
Total non-interest expense	$3,966	$3,770	$7,706	$7,499
_________
(1)Includes expense of $26 million and $45 million related to our deferred compensation plan investments for the second quarter and first six months of 2021, respectively, and expense of $44 million and benefit of $15 million related to our deferred compensation plan investments for the second quarter and first six months of 2020, respectively. These amounts have corresponding offsets in other non-interest income.
(2)Includes legal reserve builds of $55 million for the second quarter and first six months of 2021 and $265 million and $310 million for the second quarter and first six months of 2020, respectively.
Non-interest expense increased by $196 million to $4.0 billion in the second quarter of 2021 compared to the second quarter of 2020 and increased by $207 million to $7.7 billion in the first six months of 2021 compared to the first six months of 2020, primarily driven by increased marketing spend.
Income Taxes
We recorded an income tax provision of $1.0 billion (22.6% effective income tax rate) and $1.9 billion (21.7% effective income tax rate) in the second quarter and first six months of 2021, respectively, compared to an income tax benefit of $543 million (37.2% effective income tax rate) and $1.1 billion (32.9% effective income tax rate) in the second quarter and first six months of 2020, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
The decrease in our effective income tax rate in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 was primarily due to significantly higher positive pre-tax earnings in 2021 compared to pre-tax losses in 2020 driven by expectations of economic worsening that existed at the start of the COVID-19 pandemic in 2020.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2020 Form 10-K.

16	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $1.8 billion to $423.4 billion as of June 30, 2021 from December 31, 2020 primarily driven by an increase in loan balances, net of higher customer payments, which was partially offset by a decrease in our cash balances due to paydowns of our securitized debt obligations and redemptions of our senior unsecured debt.
Total liabilities decreased by $2.6 billion to $358.8 billion as of June 30, 2021 from December 31, 2020 primarily driven by redemptions of our senior unsecured debt and paydowns of our securitization debt obligations, partially offset by growth in deposits driven by increased consumer savings.
Stockholders’ equity increased by $4.4 billion to $64.6 billion as of June 30, 2021 from December 31, 2020 primarily due to our net income of $6.9 billion, partially offset by the repurchase of shares of our common stock.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2021. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both June 30, 2021 and December 31, 2020.
The fair value of our available for sale securities portfolio increased by $1.3 billion to $101.8 billion as of June 30, 2021 from December 31, 2020, primarily driven by net purchases, partially offset by the increase in interest rates. See “Note 2—Investment Securities” for more information.
Table 6 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of June 30, 2021 and December 31, 2020.
Table 6: Investment Securities

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,211	$9,231	$9,302	$9,318
RMBS:
Agency	76,318	77,206	73,248	75,466
Non-agency	908	1,116	1,035	1,237
Total RMBS	77,226	78,322	74,283	76,703
Agency CMBS	10,781	11,087	11,298	11,735
Other securities(1)	3,118	3,126	2,686	2,689
Total investment securities available for sale	$100,336	$101,766	$97,569	$100,445
__________
(1)Includes $2.3 billion and $1.8 billion of asset-backed securities as of June 30, 2021 and December 31, 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

17	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of June 30, 2021 and December 31, 2020.
Table 7: Loans Held for Investment

	June 30, 2021			December 31, 2020
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$101,017	$8,873	$92,144	$106,956	$11,191	$95,765
Consumer Banking	74,759	2,203	72,556	68,888	2,715	66,173
Commercial Banking	73,821	1,270	72,551	75,780	1,658	74,122
Total	$249,597	$12,346	$237,251	$251,624	$15,564	$236,060
Loans held for investment decreased by $2.0 billion to $249.6 billion as of June 30, 2021 from December 31, 2020 primarily due to higher customer payments in Domestic Card and the transfer of $4.1 billion in loans to held for sale, partially offset by growth in our auto loan portfolio and higher purchase volume in Domestic Card.
We provide additional information on the composition of our loan portfolio and credit quality in “MD&A—Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 3—Loans.”
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
Table 8 provides the composition of our primary sources of funding as of June 30, 2021 and December 31, 2020.
Table 8: Funding Sources Composition

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$251,155	73%	$249,815	72%
Commercial Banking	42,973	12	39,590	11
Other(1)	12,180	4	16,037	5
Total deposits	306,308	89	305,442	88
Securitized debt obligations	10,561	3	12,414	4
Other debt	25,782	8	28,125	8
Total funding sources	$342,651	100%	$345,981	100%
__________
(1)Includes brokered deposits of $11.1 billion and $15.0 billion as of June 30, 2021 and December 31, 2020, respectively.
Total deposits increased by $866 million to $306.3 billion as of June 30, 2021 from December 31, 2020 primarily driven by increased consumer savings, as well as commercial clients holding elevated levels of liquidity.
Securitized debt obligations decreased by $1.9 billion to $10.6 billion as of June 30, 2021 from December 31, 2020 primarily driven by maturities and paydowns in our securitizations.
Other debt decreased by $2.3 billion to $25.8 billion as of June 30, 2021 from December 31, 2020 primarily driven by redemptions of our senior unsecured debt.
We provide additional information on our funding sources in “MD&A—Liquidity Risk Profile” and “Note 7—Deposits and Borrowings.”

18	Capital One Financial Corporation (COF)

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
We summarize our business segment results for the second quarter and first six months of 2021 and 2020 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2021 compared to December 31, 2020. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

19	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the second quarter and first six months of 2021 and 2020.
Table 9: Business Segment Results

	Three Months Ended June 30,
	2021				2020
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Loss(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,470	61%	$2,170	61%	$4,214	64%	$(533)	58%
Consumer Banking	2,245	30	1,091	31	1,762	27	(114)	12
Commercial Banking(3)	717	10	396	11	698	11	(118)	13
Other(3)	(58)	(1)	(120)	(3)	(118)	(2)	(152)	17
Total	$7,374	100%	$3,537	100%	$6,556	100%	$(917)	100%

	Six Months Ended June 30,
	2021				2020
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Loss(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$8,871	61%	$4,275	62%	$8,827	64%	$(1,524)	68%
Consumer Banking	4,416	31	1,993	29	3,545	26	(166)	7
Commercial Banking(3)	1,477	10	812	12	1,427	10	(529)	23
Other(3)	(277)	(2)	(216)	(3)	6	—	(38)	2
Total	$14,487	100%	$6,864	100%	$13,805	100%	$(2,257)	100%
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
Our Credit Card business generated net income from continuing operations of $2.2 billion and $4.3 billion in the second quarter and first six months of 2021, respectively, compared to net loss of $533 million and $1.5 billion in the second quarter and first six months of 2020, respectively.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$3,217	$3,369	(5)%		$6,589	$7,071	(7)%
Non-interest income	1,253	845	48		2,282	1,756	30
Total net revenue(1)	4,470	4,214	6		8,871	8,827	—
Provision (benefit) for credit losses	(635)	2,944	**		(1,127)	6,646	**
Non-interest expense	2,263	1,969	15		4,398	4,177	5
Income (loss) from continuing operations before income taxes	2,842	(699)	**		5,600	(1,996)	**
Income tax provision (benefit)	672	(166)	**		1,325	(472)	**
Income (loss) from continuing operations, net of tax	$2,170	$(533)	**		$4,275	$(1,524)	**
Selected performance metrics:
Average loans held for investment	$99,674	$108,748	(8)		$100,102	$115,762	(14)
Average yield on loans(2)	14.04%	13.72%	32	bps	14.26%	14.11%	15	bps
Total net revenue margin(3)	17.59	15.50	209		17.38	15.25	213
Net charge-offs	$571	$1,211	(53)%		$1,204	$2,647	(55)%
Net charge-off rate	2.29%	4.46%	(217)	bps	2.41%	4.57%	(216)	bps
Purchase volume	$132,676	$90,149	47%		$241,009	$190,069	27%

(Dollars in millions, except as noted)	June 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$101,017	$106,956	(6)%
30+ day performing delinquency rate	1.75%	2.44%	(69)	bps
30+ day delinquency rate	1.75	2.45	(70)
Nonperforming loan rate(4)	0.01	0.02	(1)
Allowance for credit losses	$8,873	$11,191	(21)%
Allowance coverage ratio	8.78%	10.46%	(168)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Total net revenue was reduced by $175 million and $355 million in the second quarter and first six months of 2021, respectively, compared to $318 million and $707 million in the second quarter and first six months of 2020, respectively, for credit card finance charges and fees charged off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020, and changes in financial condition and credit performance between June 30, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income decreased by $152 million to $3.2 billion in the second quarter of 2021 and decreased by $482 million to $6.6 billion in the first six months of 2021 primarily driven by lower average loan balances.
•Non-Interest Income: Non-interest income increased by $408 million to $1.3 billion in the second quarter of 2021 and increased by $526 million to $2.3 billion in the first six months of 2021 primarily driven by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $3.6 billion to a benefit of $635 million in the second quarter of 2021 and decreased by $7.8 billion to a benefit of $1.1 billion in the first six months of 2021 resulting from allowance releases in the first and second quarters of 2021 due to continued strong credit performance and an improved economic outlook compared to allowance builds in the first and second quarters of 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $294 million to $2.3 billion in the second quarter of 2021 and increased by $221 million to $4.4 billion in the first six months of 2021 primarily driven by increased marketing spend.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $5.9 billion to $101.0 billion as of June 30, 2021 from December 31, 2020 primarily due to higher customer payments and the transfer of a $2.6 billion international partnership portfolio to held for sale as of June 30, 2021, partially offset by higher purchase volume in Domestic Card.
◦Average loans held for investment decreased by $9.1 billion to $99.7 billion in the second quarter of 2021 compared to the second quarter of 2020 and decreased by $15.7 billion to $100.1 billion in the first six months of 2021 compared to the first six months of 2020 primarily due to higher customer payments, partially offset by higher purchase volume in Domestic Card.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 217 basis points to 2.29% in the second quarter of 2021 compared to the second quarter of 2020 and decreased by 216 basis points to 2.41% in the first six months of 2021 compared to the first six months of 2020 primarily driven by strong credit performance in Domestic Card due to higher customer payments, partially offset by lower average loans held for investment.
The 30+ day delinquency rate decreased by 70 basis points to 1.75% as of June 30, 2021 from December 31, 2020 due to seasonally lower delinquency inventories and strong credit performance in our domestic credit card loan portfolio.

22	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $2.0 billion and $4.0 billion in the second quarter and first six months of 2021, respectively, compared to net loss of $605 million and $1.5 billion in the second quarter and first six months of 2020, respectively. In the second quarter and first six months of 2021 and 2020, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$2,944	$3,094	(5)%		$6,039	$6,475	(7)%
Non-interest income	1,183	795	49		2,142	1,637	31
Total net revenue(1)	4,127	3,889	6		8,181	8,112	1
Provision (benefit) for credit losses	(561)	2,906	**		(1,052)	6,370	**
Non-interest expense	2,034	1,776	15		3,957	3,760	5
Income (loss) from continuing operations before income taxes	2,654	(793)	**		5,276	(2,018)	**
Income tax provision (benefit)	626	(188)	**		1,245	(478)	**
Income (loss) from continuing operations, net of tax	$2,028	$(605)	**		$4,031	$(1,540)	**
Selected performance metrics:
Average loans held for investment	$91,535	$100,996	(9)		$92,062	$107,354	(14)
Average yield on loans(2)	13.91%	13.52%	39	bps	14.13%	13.93%	20	bps
Total net revenue margin(3)	17.66	15.40	226		17.40	15.11	229
Net charge-offs	$522	$1,143	(54)%		$1,109	$2,474	(55)%
Net charge-off rate	2.28%	4.53%	(225)	bps	2.41%	4.61%	(220)	bps
Purchase volume	$122,456	$82,860	48%		$222,416	$175,108	27%

(Dollars in millions, except as noted)	June 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$95,309	$98,504	(3)%
30+ day performing delinquency rate	1.68%	2.42%	(74)	bps
Allowance for credit losses	$8,489	$10,650	(20)%
Allowance coverage ratio	8.91%	10.81%	(190)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Finance charges and fees charged off as uncollectible are reflected as a reduction in total net revenue.
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

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the second quarter of 2021 and in the first six months of 2021 compared to the second quarter of 2020 and the first six months of 2020 primarily driven by:
•lower provision for credit losses resulting from allowance releases in the first and second quarters of 2021 due to continued strong credit performance and an improved economic outlook compared to allowance builds in the first and second quarters of 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic; and
•higher non-interest income primarily due to higher net interchange fees from an increase in purchase volume.
These drivers were partially offset by:
•higher non-interest expense primarily driven by increased marketing spend; and
•lower net interest income primarily due to lower average outstanding balances.

24	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $1.1 billion and $2.0 billion in the second quarter and first six months of 2021, respectively, compared to net loss of $114 million and $166 million in the second quarter and first six months of 2020, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$2,101	$1,665	26%		$4,131	$3,322	24%
Non-interest income	144	97	48		285	223	28
Total net revenue	2,245	1,762	27		4,416	3,545	25
Provision (benefit) for credit losses	(306)	876	**		(432)	1,736	**
Non-interest expense	1,123	1,036	8		2,240	2,027	11
Income (loss) from continuing operations before income taxes	1,428	(150)	**		2,608	(218)	**
Income tax provision (benefit)	337	(36)	**		615	(52)	**
Income (loss) from continuing operations, net of tax	$1,091	$(114)	**		$1,993	$(166)	**
Selected performance metrics:
Average loans held for investment:
Auto	$69,543	$61,798	13		$67,873	$61,401	11
Retail banking	3,162	3,053	4		3,106	2,860	9
Total consumer banking	$72,705	$64,851	12		$70,979	$64,261	10
Average yield on loans held for investment(1)	7.99%	8.41%	(42)	bps	8.07%	8.44%	(37)	bps
Average deposits	$252,488	$232,293	9%		$251,002	$223,682	12%
Average deposits interest rate	0.31%	0.89%	(58)	bps	0.33%	0.97%	(64)	bps
Net charge-offs (recoveries)	$(11)	$192	**		$80	$438	(82)%
Net charge-off (recovery) rate	(0.06)%	1.19%	(125)	bps	0.23%	1.36%	(113)	bps
Auto loan originations	$12,959	$8,292	56%		$21,792	$15,931	37%

(Dollars in millions, except as noted)	June 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Auto	$71,713	$65,762	9%
Retail banking	3,046	3,126	(3)
Total consumer banking	$74,759	$68,888	9
30+ day performing delinquency rate	3.16%	4.62%	(146)	bps
30+ day delinquency rate	3.40	5.00	(160)
Nonperforming loan rate	0.35	0.47	(12)
Nonperforming asset rate(2)	0.40	0.54	(14)
Allowance for credit losses	$2,203	$2,715	(19)%
Allowance coverage ratio	2.95%	3.94%	(99)	bps
Deposits	$251,155	$249,815	1%

25	Capital One Financial Corporation (COF)

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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020, and changes in financial condition and credit performance between June 30, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income increased by $436 million to $2.1 billion in the second quarter of 2021 and increased by $809 million to $4.1 billion in the first six months of 2021 primarily driven by higher margins and deposits in our Retail Banking business as well as growth in our auto loan portfolio.
•Non-Interest Income: Non-interest income increased by $47 million to $144 million in the second quarter of 2021 and increased by $62 million to $285 million in the first six months of 2021 primarily driven by higher interchange fees from an increase in debit card purchase volume and growth in our auto loan portfolio.
•Provision for Credit Losses: Provision for credit losses decreased by $1.2 billion to a benefit of $306 million in the second quarter of 2021 and decreased by $2.2 billion to a benefit of $432 million in the first six months of 2021 resulting from allowance releases due to continued strong credit performance, an improved economic outlook and auction price favorability, compared to allowance builds in the first and second quarters of 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $87 million to $1.1 billion in the second quarter of 2021 and increased by $213 million to $2.2 billion in the first six months of 2021 primarily driven by growth in our auto loan portfolio as well as continued investment in infrastructure and technology.
•Loans Held for Investment: Period-end loans held for investment increased by $5.9 billion to $74.8 billion as of June 30, 2021 from December 31, 2020, and average loans held for investment increased by $7.9 billion to $72.7 billion in the second quarter of 2021 compared to the second quarter of 2020 and increased by $6.7 billion to $71.0 billion in the first six months of 2021 compared to the first six months of 2020 primarily driven by growth in our auto loan portfolio due to higher originations.
•Deposits: Period-end deposits increased by $1.3 billion to $251.2 billion as of June 30, 2021 from December 31, 2020 primarily driven by increased consumer savings.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 125 basis points to a net recovery of 0.06% in the second quarter of 2021 compared to the second quarter of 2020 and decreased by 113 basis points to 0.23% in the first six months of 2021 compared to the first six months of 2020 primarily driven by strong credit performance and the impact of elevated auction prices on recoveries.
The 30+ day delinquency rate decreased by 160 basis points to 3.40% as of June 30, 2021 from December 31, 2020 driven by seasonally lower delinquency inventories and strong credit performance in our auto loan portfolio.
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
Our Commercial Banking business generated net income from continuing operations of $396 million and $812 million in the second quarter of 2021, respectively, compared to net loss of $118 million and $529 million in the second quarter and first six months of 2020, respectively.

26	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$460	$518	(11)%		$980	$1,009	(3)%
Non-interest income	257	180	43		497	418	19
Total net revenue(1)	717	698	3		1,477	1,427	4
Provision (benefit) for credit losses(2)	(219)	427	**		(422)	1,283	**
Non-interest expense	417	425	(2)		836	837	—
Income (loss) from continuing operations before income taxes	519	(154)	**		1,063	(693)	**
Income tax provision (benefit)	123	(36)	**		251	(164)	**
Income (loss) from continuing operations, net of tax	$396	$(118)	**		$812	$(529)	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$30,124	$31,723	(5)		$29,991	$31,402	(4)
Commercial and industrial	43,960	48,036	(8)		44,135	46,699	(5)
Total commercial banking	$74,084	$79,759	(7)		$74,126	$78,101	(5)
Average yield on loans held for investment(1)(3)	2.72%	3.00%	(28)	bps	2.74%	3.43%	(69)	bps
Average deposits	$42,311	$34,635	22%		$41,215	$33,437	23%
Average deposits interest rate	0.14%	0.30%	(16)	bps	0.16%	0.58%	(42)	bps
Net charge-offs (recoveries)	$(19)	$102	**		$(3)	$211	**
Net charge-off (recovery) rate	(0.11)%	0.51%	(62)	bps	(0.01)%	0.54%	(55)	bps

(Dollars in millions, except as noted)	June 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$29,616	$30,681	(3)%
Commercial and industrial	44,205	45,099	(2)
Total commercial banking	$73,821	$75,780	(3)
Nonperforming loan rate	1.03%	0.86%	17	bps
Nonperforming asset rate(4)	1.03	0.86	17
Allowance for credit losses(2)	$1,270	$1,658	(23)%
Allowance coverage ratio	1.72%	2.19%	(47)	bps
Deposits	$42,973	$39,590	9%
Loans serviced for others	45,898	44,162	4
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $164 million and $195 million as of June 30, 2021 and December 31, 2020, respectively.
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

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020, and changes in financial condition and credit performance between June 30, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income decreased by $58 million to $460 million in the second quarter of 2021 and decreased by $29 million to $980 million in the first six months of 2021 primarily driven by a one-time charge for unwinding the internal funding related to moving $1.5 billion in loans to held for sale, as well as lower average loan balances and higher average deposits.
•Non-Interest Income: Non-interest income increased by $77 million to $257 million in the second quarter of 2021 and increased by $79 million to $497 million in the first six months of 2021 driven by higher activity in our capital markets business.
•Provision for Credit Losses: Provision for credit losses decreased by $646 million to a benefit of $219 million in the second quarter of 2021 and decreased by $1.7 billion to a benefit of $422 million in the first six months of 2021 resulting from allowance releases due to an improved economic outlook and improvement in our energy portfolio, compared to allowance builds in the first and second quarter of 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic as well as credit deterioration in our energy loan portfolio.
•Non-Interest Expense: Non-interest expense has remained substantially flat at $417 million in the second quarter of 2021 and $836 million in the first six months of 2021.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $2.0 billion to $73.8 billion as of June 30, 2021 from December 31, 2020 primarily driven by higher utilization of credit lines in 2020 due to the COVID-19 pandemic and the transfer of $1.5 billion in loans to held for sale as of June 30, 2021.
◦Average loans held for investment decreased by $5.7 billion to $74.1 billion in the second quarter of 2021 compared to the second quarter of 2020 and decreased by $4.0 billion to $74.1 billion in the first six months of 2021 compared to the first six months of 2020 driven by higher utilization of credit lines in 2020 due to the COVID-19 pandemic.
•Deposits: Period-end deposits increased by $3.4 billion to $43.0 billion as of June 30, 2021 from December 31, 2020 primarily driven by elevated client liquidity.
•Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 62 basis points to a net recovery of 0.11% in the second quarter of 2021 and decreased by 55 basis points to a net recovery of 0.01% in the first six months of 2021 primarily driven by lower net charge-offs in our energy loan portfolio.
The nonperforming loan rate increased by 17 basis points to 1.03% as of June 30, 2021 from December 31, 2020 driven by isolated credit downgrades in our real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

28	Capital One Financial Corporation (COF)

Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Selected income statement data:
Net interest income (loss)	$(35)	$(92)	(62)%	$(135)	$83	**
Non-interest loss	(23)	(26)	(12)	(142)	(77)	84%
Total net revenue (loss)(1)	(58)	(118)	(51)	(277)	6	**
Provision (benefit) for credit losses	—	(1)	**	(2)	4	**
Non-interest expense(2)	163	340	(52)	232	458	(49)
Loss from continuing operations before income taxes	(221)	(457)	(52)	(507)	(456)	11
Income tax benefit	(101)	(305)	(67)	(291)	(418)	(30)
Loss from continuing operations, net of tax	$(120)	$(152)	(21)	$(216)	$(38)	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Includes legal reserve builds of $55 million in the second quarter and first six months of 2021 and $265 million and $310 million in the second quarter and first six months of 2020, respectively.
**    Not meaningful.
Loss from continuing operations decreased by $32 million to a loss of $120 million in the second quarter of 2021, primarily driven by lower legal reserve builds in non-interest expense, as well as a one-time earned fee in net interest income (loss) for unwinding the internal funding related to moving $1.5 billion in commercial loans to held for sale, partially offset by a decrease in income tax benefit due to an improvement in pre-tax loss and the relative impact of the tax credits.
Loss from continuing operations increased by $178 million to a loss of $216 million in the first six months of 2021, primarily driven by the decrease in net interest income (loss) from a decline in market interest rates and reduced funding needs of our business segments, as well as a decrease in income tax benefit due to the relative impact of the tax credits, partially offset by lower legal reserve builds in non-interest expense.

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
•Loan loss reserves
•Asset impairment
•Fair value of financial instruments
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our December 31, 2020 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

29	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of June 30, 2021
There were no relevant new accounting standards issued but not adopted as of June 30, 2021. See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2021.

CAPITAL MANAGEMENT
The level and composition of our capital are determined by multiple factors, including our consolidated regulatory capital requirements as described in more detail below and internal risk-based capital assessments such as internal stress testing and economic capital. The level and composition of our capital may also be influenced by rating agency guidelines, subsidiary capital requirements, business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.
Capital Standards and Prompt Corrective Action
The Company and the Banks are subject to the Basel III Capital Rules established by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations.
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
In October 2019, the Federal Reserve, OCC and Federal Deposit Insurance Corporation (the “FDIC,” and collectively, the “Federal Banking Agencies”) amended the Basel III Capital Rules to provide for tailored application of certain capital requirements across different categories of banking institutions (the “Tailoring Rules”). These categories are determined primarily by an institution’s asset size, with adjustments to a more stringent category possible if the institution exceeds certain risk-based thresholds. As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion that does not exceed any of the applicable risk-based thresholds, we are a Category III institution under the Tailoring Rules. Therefore, effective January 1, 2020, we are no longer subject to the Basel III “Advanced Approaches” framework and certain associated capital requirements, and we have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted by the Tailoring Rules. We remain subject to the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement, which were previously required only for Basel III Advanced Approaches institutions.
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

30	Capital One Financial Corporation (COF)

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
Based on the Company’s 2020 supervisory stress testing results, the Company’s stress capital buffer requirement is 5.6% for the period from October 1, 2020 through September 30, 2021. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.1%, 11.6% and 13.6%, respectively, for the period from October 1, 2020 through September 30, 2021.
Based on the Company’s 2021 supervisory stress testing results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2021 through September 30, 2022 is 2.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.0%, 8.5% and 10.5%, respectively, for the period from October 1, 2021 through September 30, 2022.
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
As of June 30, 2021 and December 31, 2020, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the buffer requirements applicable to them, and each of the Banks was “well capitalized” under PCA requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading portfolios. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of June 30, 2021, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
CECL Transition Rule
The Federal Banking Agencies adopted a final rule (the “2020 CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the current expected credit loss (“CECL”) standard on their regulatory capital (the “2020 CECL Transition Election”).
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

31	Capital One Financial Corporation (COF)

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
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
Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of June 30, 2021 and December 31, 2020.
Table 14: Capital Ratios Under Basel III(1)(2)

	June 30, 2021			December 31, 2020
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	14.5%	4.5%	N/A	13.7%	4.5%	N/A
Tier 1 capital(4)	16.6	6.0	6.0%	15.3	6.0	6.0%
Total capital(5)	18.8	8.0	10.0	17.7	8.0	10.0
Tier 1 leverage(6)	12.4	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(7)(8)	10.7	3.0	N/A	10.7	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	20.2	4.5	6.5	21.5	4.5	6.5
Tier 1 capital(4)	20.2	6.0	8.0	21.5	6.0	8.0
Total capital(5)	21.8	8.0	10.0	23.4	8.0	10.0
Tier 1 leverage(6)	18.0	4.0	5.0	18.3	4.0	5.0
Supplementary leverage(7)	14.3	3.0	N/A	14.7	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	12.6	4.5	6.5	12.4	4.5	6.5
Tier 1 capital(4)	12.6	6.0	8.0	12.4	6.0	8.0
Total capital(5)	13.8	8.0	10.0	13.7	8.0	10.0
Tier 1 leverage(6)	7.9	4.0	5.0	7.6	4.0	5.0
Supplementary leverage(7)	7.1	3.0	N/A	6.9	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of June 30, 2021 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our June 30, 2021 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

32	Capital One Financial Corporation (COF)

(8)The Company’s supplementary leverage ratio as of December 31, 2020 reflected the temporary exclusions of U.S Treasury securities and deposits at Federal Reserve Banks from the denominator of the supplementary leverage ratio. See “Part I—Item 1. Business—Supervision and Regulation—Capital and Liquidity Regulation” in our 2020 Form 10-K for additional details.
Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of June 30, 2021 and December 31, 2020.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2021	December 31, 2020
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$58,969	$55,299
Adjustments:
AOCI, net of tax(1)	(5)	(29)
Goodwill, net of related deferred tax liabilities	(14,440)	(14,448)
Intangible assets, net of related deferred tax liabilities	(76)	(86)
Other(2)	(16)	—
Common equity Tier 1 capital	44,432	40,736
Tier 1 capital instruments	6,488	4,847
Tier 1 capital	50,920	45,583
Tier 2 capital instruments	3,106	3,385
Qualifying allowance for credit losses	3,906	3,820
Tier 2 capital	7,012	7,205
Total capital	$57,932	$52,788

Regulatory Capital Metrics
Risk-weighted assets	$307,334	$297,903
Adjusted average assets	411,032	406,762
Total leverage exposure	477,932	427,522
__________
(1)Excludes certain components of AOCI as permitted under the Tailoring Rules.
(2)Includes deferred tax assets deducted from regulatory capital.
Capital Planning and Regulatory Stress Testing
On June 24, 2021, the Federal Reserve released the results of its supervisory stress tests for the 2021 cycle. Based on the results, all participating BHCs, including the Company, remained above their risk-based minimum capital requirements in the hypothetical stress scenario. Accordingly, as laid out previously by the Federal Reserve, the temporary capital distribution restrictions put in place in the third quarter of 2020 following the outbreak of COVID-19 ended for all participating BHCs, including the Company, after the second quarter of 2021. All participating BHCs, including the Company, remain subject to the normal capital distribution restrictions of the stress capital buffer framework.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $1.7 billion of shares of our common stock during the second quarter of 2021 and $2.2 billion during the first six months of 2021, consistent with the Federal Reserve’s temporary capital distribution restrictions in place during the first six months of 2021. On July 28, 2021, our Board of Directors authorized a special dividend of $0.60 per share of common stock payable in the third quarter of 2021. In addition to the special dividend, the Board of Directors authorized an increase to our quarterly common stock dividend from $0.40 per share to $0.60 per share beginning with our dividend payable in the third quarter of 2021.
For the description of the regulatory capital planning rules we are subject to, see “MD&A—Supervision and Regulation” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K.

33	Capital One Financial Corporation (COF)

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
On June 10, 2021, we issued 1,000,000 shares of Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, $0.01 par value, with a liquidation preference of $1,000 per share (the “Series M Preferred Stock”). The net proceeds of the offering of Series M Preferred Stock were approximately $988.2 million, after deducting underwriting commissions and offering expenses. Dividends on the Series M Preferred Stock are payable quarterly in arrears at a rate of 3.950% per annum through August 31, 2026. Effective September 1, 2026, and at every subsequent five-year anniversary, the dividend rate resets to the 5-Year Treasury Rate plus 3.157% per annum.
On July 29, 2021, we issued 17,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series N, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series N Preferred Stock”). The net proceeds of the offering of Series N Preferred Stock were approximately $411.8 million after deducting underwriting commissions and offering expenses. Dividends on the Series N Preferred Stock are payable quarterly in arrears at a rate of 4.25% per annum.
On July 29, 2021, we announced that we will redeem all outstanding shares of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, $0.01 par value per share on September 1, 2021. We expect this redemption will reduce net income available to common shareholders by approximately $12 million in the third quarter of 2021.

34	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first six months of 2021, we declared and paid common stock dividends of $367 million, or $0.80 per share, and preferred stock dividends of $121 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2021.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2021
					Q2	Q1
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$10.20	$10.06
Series G	5.200% Non-Cumulative	July 29, 2016	5.200%	Quarterly	13.00	13.00
Series H	6.000% Non-Cumulative	November 29, 2016	6.000	Quarterly	15.00	15.00
Series I	5.000% Non-Cumulative	September 11, 2019	5.000	Quarterly	12.50	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	—	—
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury +3.157%	Quarterly	—	—
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of June 30, 2021, funds available for dividend payments from COBNA and CONA were $2.1 billion and $1.5 billion, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $1.7 billion of shares of our common stock during the second quarter of 2021 and $2.2 billion during the first six months of 2021, consistent with the Federal Reserve’s temporary capital distribution restrictions in place during the first six months of 2021.
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

35	Capital One Financial Corporation (COF)

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
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

36	Capital One Financial Corporation (COF)

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

37	Capital One Financial Corporation (COF)

Portfolio Composition and Maturity Profile of Loans Held for Investment
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2020 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $6.5 billion and $2.7 billion as of June 30, 2021 and December 31, 2020, respectively.
Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2021 and December 31, 2020.
Table 17: Portfolio Composition of Loans Held for Investment

	June 30, 2021		December 31, 2020
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$95,309	38.2%	$98,504	39.1%
International card businesses	5,708	2.3	8,452	3.4
Total credit card	101,017	40.5	106,956	42.5
Consumer Banking:
Auto	71,713	28.7	65,762	26.2
Retail banking(1)	3,046	1.2	3,126	1.2
Total consumer banking	74,759	29.9	68,888	27.4
Commercial Banking:(1)
Commercial and multifamily real estate	29,616	11.9	30,681	12.2
Commercial and industrial	44,205	17.7	45,099	17.9
Total commercial banking	73,821	29.6	75,780	30.1
Total loans held for investment	$249,597	100.0%	$251,624	100.0%
__________
(1)Includes Paycheck Protection Program (“PPP”) loans of $1.1 billion and $296 million in our retail and commercial loan portfolios, respectively, as of June 30, 2021 and $919 million and $238 million as of December 31, 2020, respectively.

38	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of June 30, 2021 and December 31, 2020.
Table 18: Credit Card Portfolio by Geographic Region

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$9,698	9.6%	$9,943	9.3%
Texas	7,899	7.8	8,090	7.6
Florida	6,650	6.6	6,910	6.5
New York	6,106	6.0	6,327	5.9
Pennsylvania	3,990	3.9	4,158	3.9
Illinois	3,967	3.9	4,149	3.9
Ohio	3,456	3.4	3,645	3.4
New Jersey	3,082	3.1	3,179	3.0
Georgia	2,944	2.9	3,046	2.8
Michigan	2,894	2.9	3,010	2.8
Other	44,623	44.2	46,047	43.0
Total domestic credit card	95,309	94.3	98,504	92.1
International card businesses:
Canada	2,975	3.0	5,728	5.4
United Kingdom	2,733	2.7	2,724	2.5
Total international card businesses	5,708	5.7	8,452	7.9
Total credit card	$101,017	100.0%	$106,956	100.0%

39	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of June 30, 2021 and December 31, 2020.
Table 19: Consumer Banking Portfolio by Geographic Region

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,835	11.8%	$8,207	11.9%
California	8,432	11.3	7,573	11.0
Florida	6,105	8.2	5,544	8.1
Georgia	3,196	4.3	2,989	4.3
Ohio	2,956	4.0	2,770	4.0
Pennsylvania	2,871	3.8	2,569	3.7
Illinois	2,694	3.6	2,431	3.5
North Carolina	2,453	3.3	2,280	3.3
Other	34,171	45.6	31,399	45.7
Total auto	71,713	95.9	65,762	95.5
Retail banking:
New York	1,103	1.5	1,081	1.6
Louisiana	565	0.8	634	0.9
Texas	540	0.7	576	0.8
Maryland	232	0.3	224	0.3
New Jersey	212	0.3	222	0.3
Virginia	172	0.2	179	0.3
Other	222	0.3	210	0.3
Total retail banking	3,046	4.1	3,126	4.5
Total consumer banking	$74,759	100.0%	$68,888	100.0%

40	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio of June 30, 2021 and December 31, 2020.
Table 20: Commercial Real Estate Portfolio by Region

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$15,334	51.78%	$17,290	56.35%
South	4,138	13.97	3,806	12.40
Pacific West	3,657	12.35	3,424	11.16
Mid-Atlantic	3,569	12.05	3,344	10.90
Midwest	2,067	6.98	1,993	6.50
Mountain	851	2.87	824	2.69
Total	$29,616	100.00%	$30,681	100.00%
__________
(1)Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA, RI and VT. South consists of AL, AR, FL, GA, KY, LA, MS, NC, SC, TN and TX. Pacific West consists of: AK, CA, HI, OR and WA. Mid-Atlantic consists of DC, DE, MD, VA and WV. Midwest consists of: IA, IL, IN, KS, MI, MN, MO, NB, ND, OH, SD and WS. Mountain consists of: AZ, CO, ID, MT, NM, NV, UT and WY.
Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2021 and December 31, 2020. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2021	December 31, 2020
Industry Classification:
Real estate	38%	39%
Finance	20	17
Healthcare	10	11
Business services	6	6
Educational services	5	5
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	3
Other	9	9
Total	100%	100%

41	Capital One Financial Corporation (COF)

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
Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2021 and December 31, 2020.
Table 22: Credit Score Distribution

(Percentage of portfolio)	June 30, 2021	December 31, 2020
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	72%	69%
660 or below	28	31
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	48%	46%
621 - 660	20	20
620 or below	32	34
Total	100%	100%
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
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”

42	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2021 and December 31, 2020.
Table 23: 30+ Day Delinquencies

	June 30, 2021				December 31, 2020
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,598	1.68%	$1,598	1.68%	$2,388	2.42%	$2,388	2.42%
International card businesses	165	2.89	172	3.01	221	2.61	234	2.77
Total credit card	1,763	1.75	1,770	1.75	2,609	2.44	2,622	2.45
Consumer Banking:
Auto	2,336	3.26	2,491	3.47	3,140	4.78	3,381	5.14
Retail banking	24	0.79	47	1.56	41	1.32	62	1.99
Total consumer banking	2,360	3.16	2,538	3.40	3,181	4.62	3,443	5.00
Commercial Banking:
Commercial and multifamily real estate	11	0.04	140	0.47	202	0.66	341	1.11
Commercial and industrial	223	0.51	281	0.64	84	0.19	158	0.35
Total commercial banking	234	0.32	421	0.57	286	0.38	499	0.66
Total	$4,357	1.75	$4,729	1.89	$6,076	2.41	$6,564	2.61
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of June 30, 2021 and December 31, 2020.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$2,535	1.01%	$3,330	1.32%
60 – 89 days	1,055	0.42	1,485	0.59
> 90 days	1,139	0.46	1,749	0.70
Total	$4,729	1.89%	$6,564	2.61%
Geographic region:
Domestic	$4,557	1.82%	$6,330	2.52%
International	172	0.07	234	0.09
Total	$4,729	1.89%	$6,564	2.61%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

43	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of June 30, 2021 and December 31, 2020. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$821	0.81%	$1,251	1.17%
Commercial banking	2	—	51	0.07
Total	$823	0.33	$1,302	0.52
Geographic region:
Domestic	$758	0.31%	$1,220	0.50%
International	65	1.14	82	0.97
Total	$823	0.33	$1,302	0.52
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
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2021 and December 31, 2020. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$12	0.20%	$21	0.24%
Total credit card	12	0.01	21	0.02
Consumer Banking:
Auto	209	0.29	294	0.45
Retail banking	53	1.75	30	0.96
Total consumer banking	262	0.35	324	0.47
Commercial Banking:
Commercial and multifamily real estate	301	1.02	200	0.65
Commercial and industrial	458	1.03	450	1.00
Total commercial banking	759	1.03	650	0.86
Total nonperforming loans held for investment(3)	$1,033	0.41	$995	0.40
Other nonperforming assets(4)	35	0.02	45	0.01
Total nonperforming assets	$1,068	0.43	$1,040	0.41
__________

44	Capital One Financial Corporation (COF)

(1)We recognized interest income for loans classified as nonperforming of $8 million and $11 million in the first six months of 2021 and 2020, respectively. Interest income foregone related to nonperforming loans was $30 million and $35 million in the first six months of 2021 and 2020, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.67% and 0.65% as of June 30, 2021 and December 31, 2020, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2021 and 2020.
Table 27: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$522	2.28%	$1,143	4.53%	$1,109	2.41%	$2,474	4.61%
International card businesses	49	2.41	68	3.47	95	2.36	173	4.11
Total credit card	571	2.29	1,211	4.46	1,204	2.41	2,647	4.57
Consumer Banking:
Auto	(22)	(0.12)	179	1.16	56	0.17	409	1.33
Retail banking	11	1.41	13	1.78	24	1.54	29	2.05
Total consumer banking	(11)	(0.06)	192	1.19	80	0.23	438	1.36
Commercial Banking:
Commercial and multifamily real estate	4	0.04	7	0.09	8	0.05	7	0.04
Commercial and industrial	(23)	(0.21)	95	0.78	(11)	(0.05)	204	0.87
Total commercial banking	(19)	(0.11)	102	0.51	(3)	(0.01)	211	0.54
Total net charge-offs	$541	0.88	$1,505	2.38	$1,281	1.04	$3,296	2.55
Average loans held for investment	$246,463		$253,358		$245,207		$258,124
__________
(1)Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

45	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides banking organizations with TDR relief for loan modifications to current borrowers impacted by the COVID-19 pandemic. The majority of enrollments in our COVID-19 programs through June 30, 2021 would generally not have resulted in TDR classification under our existing policies as the concession granted was insignificant. We consider the impact of all loan modifications, including those classified as TDRs and those offered in response to the COVID-19 pandemic, when estimating the credit quality of our loan portfolio and establishing allowance levels.
Table 28 presents our amortized cost of loans modified in TDRs as of June 30, 2021 and December 31, 2020, which excludes loan modifications that do not meet the definition of a TDR and loans that received relief under the guidance issued by the Federal Banking Agencies and contained in the CARES Act in response to the COVID-19 pandemic.
Table 28: Troubled Debt Restructurings

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$441	24.1%	$511	24.5%
International card businesses	188	10.3	217	10.4
Total credit card	629	34.4	728	34.9
Consumer banking:
Auto	605	33.1	615	29.5
Retail banking	13	0.7	18	0.9
Total consumer banking	618	33.8	633	30.4
Commercial banking	581	31.8	723	34.7
Total	$1,828	100.0%	$2,084	100.0%
Status of TDRs:
Performing	$1,421	77.7%	$1,718	82.4%
Nonperforming	407	22.3	366	17.6
Total	$1,828	100.0%	$2,084	100.0%
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
We provide additional information on modified loans accounted for as TDRs, including the performance of those loans

46	Capital One Financial Corporation (COF)

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
Table 29 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2021 and 2020, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 29: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2021	$9,572	$500	$10,072	$2,405	$93	$2,498	$1,447	$14,017
Charge-offs	(874)	(93)	(967)	(245)	(15)	(260)	(8)	(1,235)
Recoveries(1)	352	44	396	267	4	271	27	694
Net recoveries (charge-offs)	(522)	(49)	(571)	22	(11)	11	19	(541)
Provision (benefit) for credit losses	(561)	(74)	(635)	(305)	(1)	(306)	(196)	(1,137)
Allowance build (release) for credit losses	(1,083)	(123)	(1,206)	(283)	(12)	(295)	(177)	(1,678)
Other changes(2)	—	7	7	—	—	—	—	7
Balance as of June 30, 2021	8,489	384	8,873	2,122	81	2,203	1,270	12,346
Reserve for unfunded lending commitments:
Balance as of March 31, 2021	—	—	—	—	—	—	187	187
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(23)	(23)
Balance as of June 30, 2021	—	—	—	—	—	—	164	164
Combined allowance and reserve as of June 30, 2021	$8,489	$384	$8,873	$2,122	$81	$2,203	$1,434	$12,510

47	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(1,778)	(182)	(1,960)	(569)	(33)	(602)	(27)	(2,589)
Recoveries(1)	669	87	756	513	9	522	30	1,308
Net recoveries (charge-offs)	(1,109)	(95)	(1,204)	(56)	(24)	(80)	3	(1,281)
Provision (benefit) for credit losses	(1,052)	(75)	(1,127)	(437)	5	(432)	(391)	(1,950)
Allowance build (release) for credit losses	(2,161)	(170)	(2,331)	(493)	(19)	(512)	(388)	(3,231)
Other changes(2)	—	13	13	—	—	—	—	13
Balance as of June 30, 2021	8,489	384	8,873	2,122	81	2,203	1,270	12,346
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(31)	(31)
Balance as of June 30, 2021	—	—	—	—	—	—	164	164
Combined allowance and reserve as of June 30, 2021	$8,489	$384	$8,873	$2,122	$81	$2,203	$1,434	$12,510

	Three Months Ended June 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2020	$9,806	$540	$10,346	$2,058	$96	$2,154	$1,573	$14,073
Charge-offs	(1,493)	(119)	(1,612)	(399)	(17)	(416)	(103)	(2,131)
Recoveries(1)	350	51	401	220	4	224	1	626
Net charge-offs	(1,143)	(68)	(1,211)	(179)	(13)	(192)	(102)	(1,505)
Provision (benefit) for credit losses	2,906	38	2,944	847	29	876	432	4,252
Allowance build (release) for credit losses	1,763	(30)	1,733	668	16	684	330	2,747
Other changes(2)	—	12	12	—	—	—	—	12
Balance as of June 30, 2020	11,569	522	12,091	2,726	112	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of March 31, 2020	—	—	—	—	—	—	223	223
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2020	—	—	—	—	—	—	218	218
Combined allowance and reserve as of June 30, 2020	$11,569	$522	$12,091	$2,726	$112	$2,838	$2,121	$17,050

48	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(3)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(3,208)	(253)	(3,461)	(875)	(37)	(912)	(215)	(4,588)
Recoveries(1)	734	80	814	466	8	474	4	1,292
Net charge-offs	(2,474)	(173)	(2,647)	(409)	(29)	(438)	(211)	(3,296)
Provision (benefit) for credit losses	6,370	276	6,646	1,674	62	1,736	1,237	9,619
Allowance build (release) for credit losses	3,896	103	3,999	1,265	33	1,298	1,026	6,323
Other changes(2)	—	(6)	(6)	—	—	—	—	(6)
Balance as of June 30, 2020	11,569	522	12,091	2,726	112	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	46	46
Balance as of June 30, 2020	—	—	—	—	—	—	218	218
Combined allowance and reserve as of June 30, 2020	$11,569	$522	$12,091	$2,726	$112	$2,838	$2,121	$17,050
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
Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 30 presents the allowance coverage ratios as of June 30, 2021 and December 31, 2020.
Table 30: Allowance Coverage Ratios for Specified Loan Category

	June 30, 2021			December 31, 2020
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$8,873	$1,770	501.32%	$11,191	$2,622	426.80%
Consumer Banking	2,203	2,538	86.80	2,715	3,443	78.85
Commercial Banking	1,270	759	167.41	1,658	650	254.97
Total	$12,346	249,597	4.95	$15,564	251,624	6.19
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses decreased by $3.2 billion to $12.3 billion, and our allowance coverage ratio decreased by 124 basis points to 4.95% as of June 30, 2021 from December 31, 2020, driven by strong credit performance and an improved economic outlook.

49	Capital One Financial Corporation (COF)

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
Table 31 below presents the composition of our liquidity reserves as of June 30, 2021 and December 31, 2020.
Table 31: Liquidity Reserves

(Dollars in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$34,846	$40,509
Investment securities available for sale, at fair value	101,766	100,445
FHLB borrowing capacity secured by loans	8,403	10,162
Outstanding FHLB advances and letters of credit secured by loans	(41)	(72)
Investment securities encumbered for Public Funds and others	(8,016)	(7,052)
Total liquidity reserves	$136,958	$143,992
Our liquidity reserves decreased by $7.0 billion to $137.0 billion as of June 30, 2021 from December 31, 2020 primarily driven by a decrease in cash and cash equivalents. See “MD&A—Risk Management” in our 2020 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2021 was 141%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K for additional information.
Net Stable Funding Ratio
In October 2020, the Federal Banking Agencies finalized a rule to implement the Net Stable Funding Ratio in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR Rule became effective on July 1, 2021 and applies to the Company and each of the Banks. The NSFR Rule includes a semi-annual disclosure requirement, with the first public disclosure required after June 30, 2023.
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

50	Capital One Financial Corporation (COF)

In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of June 30, 2021, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $19.2 billion, of which $41 million was used. Our FHLB membership is supported by our investment in FHLB stock of $32 million and $30 million as of June 30, 2021 and December 31, 2020, respectively, which was determined in part based on our outstanding advances. As of June 30, 2021, we pledged loans to secure a borrowing capacity of $21.3 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both June 30, 2021 and December 31, 2020.
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
Deposits
Table 32 provides a comparison of average balances, interest expense and average deposits interest rates for the second quarter and first six months of 2021 and 2020.
Table 32: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$44,795	$18	0.16%	$36,105	$28	0.31%
Saving deposits(2)	204,737	156	0.31	180,103	372	0.83
Time deposits less than $100,000	16,820	50	1.18	28,607	138	1.94
Total interest-bearing core deposits	266,352	224	0.34	244,815	538	0.88
Time deposits of $100,000 or more	7,124	13	0.72	16,441	73	1.77
Total interest-bearing deposits	$273,476	$237	0.35	$261,256	$611	0.94

	Six Months Ended June 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$43,463	$37	0.17%	$35,234	$81	0.46%
Saving deposits(2)	203,213	316	0.31	171,082	798	0.94
Time deposits less than $100,000	18,326	111	1.22	27,908	295	2.13
Total interest-bearing core deposits	265,002	464	0.35	234,224	1,174	1.01
Time deposits of $100,000 or more	8,415	42	1.01	16,961	168	1.99
Total interest-bearing deposits	$273,417	$506	0.37	$251,185	$1,342	1.07
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of June 30, 2021 and December 31, 2020, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K for additional information. We provide additional information on the

51	Capital One Financial Corporation (COF)

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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased, securities loaned or sold under agreements to repurchase, increased by $177 million to $845 million as of June 30, 2021 from December 31, 2020 driven by an increase in repurchase agreements.
Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $4.4 billion to $35.5 billion as of June 30, 2021 from December 31, 2020 primarily driven by redemptions of our senior unsecured debt and maturities and paydowns in our securitizations. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the second quarter and first six months of 2021 and 2020. We did not have any such issuances for the second quarter and first six months of 2021.
Table 33: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Securitized debt obligations	$—	$—	$1,502	$1,383
Senior and subordinated notes	—	2,000	585	5,592
Total	$—	$2,000	$2,087	$6,975

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Securitized debt obligations	$—	$1,250	$1,773	$3,593
Senior and subordinated notes	—	4,000	2,085	7,092
Total	$—	$5,250	$3,858	$10,685

52	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2021 and December 31, 2020.
Table 34: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2021			December 31, 2020
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	A3	A3	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of July 26, 2021, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.

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

Interest Rate Risk
Interest rate risk represents exposure to financial instruments whose values vary with the level or volatility of interest rates. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or re-pricing of assets and liabilities. We manage our interest rate risk primarily by entering into interest rate swaps and other derivative instruments which could include caps, floors, options, futures and forward contracts.
We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated funding and non-dollar equity investments in foreign operations.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has decreased as compared to December 31, 2020, mainly due to the increase in long-term interest rates.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increasing in moderately higher interest rate scenarios (+50 and +100 bps), while decreasing in a lower interest rate scenario (-50 bps). Similar to the changes in net interest income sensitivity, our current economic value of equity sensitivity to upward shocks has also decreased as compared to December 31, 2020 mainly due to the increase in long term interest rates.
Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of June 30, 2021 and December 31, 2020. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.

54	Capital One Financial Corporation (COF)

Table 35: Interest Rate Sensitivity Analysis

	June 30, 2021	December 31, 2020
Estimated impact on projected baseline net interest income:
+200 basis points	4.0%	5.6%
+100 basis points	3.3	4.3
+50 basis points	1.9	2.4
–50 basis points	(1.3)	(0.9)
Estimated impact on economic value of equity:
+200 basis points	(0.2)	4.2
+100 basis points	2.8	6.0
+50 basis points	2.1	4.0
–50 basis points	(3.7)	(7.0)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 320 million GBP as of both June 30, 2021 and December 31, 2020, and 4.7 billion CAD and 5.3 billion CAD as of June 30, 2021 and December 31, 2020, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR as of both June 30, 2021 and December 31, 2020.

55	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.7 billion GBP as of both June 30, 2021 and December 31, 2020, and 1.7 billion CAD and 1.5 billion CAD as of June 30, 2021 and December 31, 2020, respectively.
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
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”), the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel banks to contribute LIBOR data beyond December 31, 2021. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”), a group of private market participants and ex-officio members representing banking and financial sector regulators. The ARRC has recommended Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. While the ARRC has recommended SOFR as the replacement rate for LIBOR, some market participants have begun using alternate rates featuring a credit-sensitive element. We are continuing to evaluate the different LIBOR alternatives and how their progression will impact our transition efforts.
On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (overnight; 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. The continuation of USD LIBOR as a representative rate into mid-2023 will allow many legacy USD LIBOR contracts to mature prior to cessation. Following IBA’s announcement, the FCA formally announced the future permanent cessation and loss of representativeness of LIBOR benchmarks.
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
We also continue to focus our transition efforts on:
•monitoring market developments and industry practices related to SOFR and other LIBOR replacement indexes;
•originating loans and transacting in instruments indexed to SOFR and other LIBOR replacement rates;
•reviewing existing legal contracts and agreements and assessing fallback language impacts;
•monitoring and reducing our inventory of LIBOR exposures;

56	Capital One Financial Corporation (COF)

•building internal operational readiness and risk management processes, including exposure reporting;
•implementing necessary updates to our infrastructure including systems, models, valuation tools and processes; and
•engaging with our clients, industry working groups, and regulators.
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—Uncertainty regarding, and transition away from, LIBOR may adversely affect our business” in our 2020 Form 10-K.

SUPERVISION AND REGULATION
Dividends and Stock Repurchases Update
On June 24, 2021, the Federal Reserve released the results of its supervisory stress tests for the 2021 cycle. Based on the results, all participating BHCs remained above their risk-based minimum capital requirements in the hypothetical stress scenario. Accordingly, as laid out previously by the Federal Reserve, the temporary capital distribution restrictions put in place in the third quarter of 2020 following the outbreak of COVID-19 ended for all participating BHCs after the second quarter of 2021. All participating BHCs remain subject to the normal capital distribution restrictions of the stress capital buffer framework.
Based on the Company’s 2021 supervisory stress testing results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2021 through September 30, 2022 is 2.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.0%, 8.5% and 10.5%, respectively, for the period from October 1, 2021 through September 30, 2022.
We provided additional information on our Supervision and Regulation in our 2020 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 under “Part I—Item 2. MD&A—Supervision and Regulation.”

57	Capital One Financial Corporation (COF)

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

58	Capital One Financial Corporation (COF)

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
•the soundness of other financial institutions and other third parties; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
We expect that the effects of the COVID-19 pandemic will heighten the risks associated with many of these factors.

59	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	June 30, 2021	December 31, 2020
Tangible Common Equity (Period-End):
Stockholders’ equity	$64,624	$60,204
Goodwill and intangible assets(1)	(14,774)	(14,809)
Noncumulative perpetual preferred stock	(6,488)	(4,847)
Tangible common equity	$43,362	$40,548
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$62,376	$59,389
Goodwill and intangible assets(1)	(14,788)	(14,824)
Noncumulative perpetual preferred stock	(5,491)	(5,168)
Tangible common equity	$42,097	$39,397
Tangible Assets (Period-End):
Total assets	$423,420	$421,602
Goodwill and intangible assets(1)	(14,774)	(14,809)
Tangible assets	$408,646	$406,793
Tangible Assets (Quarterly Average):
Total assets	$424,099	$420,011
Goodwill and intangible assets(1)	(14,788)	(14,824)
Tangible assets	$409,311	$405,187
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	10.6%	10.0%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

60	Capital One Financial Corporation (COF)

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
Credit risk: The risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

61	Capital One Financial Corporation (COF)

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

62	Capital One Financial Corporation (COF)

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
Net charge-off rate: Represents (annualized) net charge-offs divided by average loans held for investment for the period. Negative net charge-offs and related rates are captioned as net recoveries.
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
Securitized debt obligations: A type of asset-backed security and structured credit product constructed from a portfolio of fixed-income assets.

63	Capital One Financial Corporation (COF)

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
GBP: Pound sterling
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
IBA: ICE Benchmark Administration
IBOR: Interbank Offered Rate
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
MDL: Multi-district litigation

65	Capital One Financial Corporation (COF)

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
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SCB: Stress Capital Buffer
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VIE: Variable interest entity
XBRL: Extensible business reporting language

66	Capital One Financial Corporation (COF)

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2021	2020	2021	2020
Interest income:
Loans, including loans held for sale	$5,753	$5,820	$11,607	$12,362
Investment securities	370	482	761	1,012
Other	16	16	32	53
Total interest income	6,139	6,318	12,400	13,427
Interest expense:
Deposits	237	611	506	1,342
Securitized debt obligations	28	56	60	155
Senior and subordinated notes	122	180	251	419
Other borrowings	9	11	18	26
Total interest expense	396	858	835	1,942
Net interest income	5,743	5,460	11,565	11,485
Provision (benefit) for credit losses	(1,160)	4,246	(1,983)	9,669
Net interest income after provision for credit losses	6,903	1,214	13,548	1,816
Non-interest income:
Interchange fees, net	1,016	672	1,833	1,424
Service charges and other customer-related fees	384	258	736	585
Net securities gains	0	0	4	0
Other	231	166	349	311
Total non-interest income	1,631	1,096	2,922	2,320
Non-interest expense:
Salaries and associate benefits	1,781	1,704	3,628	3,331
Occupancy and equipment	523	523	995	1,040
Marketing	620	273	1,121	764
Professional services	341	304	633	591
Communications and data processing	315	308	617	610
Amortization of intangibles	5	16	11	38
Other	381	642	701	1,125
Total non-interest expense	3,966	3,770	7,706	7,499
Income (loss) from continuing operations before income taxes	4,568	(1,460)	8,764	(3,363)
Income tax provision (benefit)	1,031	(543)	1,900	(1,106)
Income (loss) from continuing operations, net of tax	3,537	(917)	6,864	(2,257)
Loss from discontinued operations, net of tax	(1)	(1)	(3)	(1)
Net income (loss)	3,536	(918)	6,861	(2,258)
Dividends and undistributed earnings allocated to participating securities	(30)	(1)	(58)	(4)
Preferred stock dividends	(60)	(90)	(121)	(145)
Issuance cost for redeemed preferred stock	0	0	0	(22)
Net income (loss) available to common stockholders	$3,446	$(1,009)	$6,682	$(2,429)
Basic earnings per common share:
Net income (loss) from continuing operations	$7.65	$(2.21)	$14.70	$(5.31)
Net income (loss) per basic common share	$7.65	$(2.21)	$14.70	$(5.31)
Diluted earnings per common share:
Net income (loss) from continuing operations	$7.62	$(2.21)	$14.65	$(5.31)
Net income (loss) per diluted common share	$7.62	$(2.21)	$14.65	$(5.31)

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net income (loss)	$3,536	$(918)	$6,861	$(2,258)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	51	222	(1,097)	1,446
Net unrealized gains (losses) on hedging relationships	(51)	57	(632)	1,431
Foreign currency translation adjustments	9	23	28	(44)
Other	0	0	(1)	0
Other comprehensive income (loss), net of tax	9	302	(1,702)	2,833
Comprehensive income (loss)	$3,545	$(616)	$5,159	$575

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,312	$4,708
Interest-bearing deposits and other short-term investments	29,534	35,801
Total cash and cash equivalents	34,846	40,509
Restricted cash for securitization investors	242	262
Securities available for sale (amortized cost of $100.3 billion and $97.6 billion and allowance for credit losses of $1 million as of both June 30, 2021 and December 31, 2020)	101,766	100,445
Loans held for investment:
Unsecuritized loans held for investment	226,130	225,698
Loans held in consolidated trusts	23,467	25,926
Total loans held for investment	249,597	251,624
Allowance for credit losses	(12,346)	(15,564)
Net loans held for investment	237,251	236,060
Loans held for sale ($371 million and $596 million carried at fair value as of June 30, 2021 and December 31, 2020, respectively)	6,522	2,710
Premises and equipment, net	4,227	4,287
Interest receivable	1,372	1,471
Goodwill	14,654	14,653
Other assets	22,540	21,205
Total assets	$423,420	$421,602

Liabilities:
Interest payable	$301	$352
Deposits:
Non-interest-bearing deposits	34,994	31,142
Interest-bearing deposits	271,314	274,300
Total deposits	306,308	305,442
Securitized debt obligations	10,561	12,414
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	845	668
Senior and subordinated notes	24,878	27,382
Other borrowings	59	75
Total other debt	25,782	28,125
Other liabilities	15,844	15,065
Total liabilities	358,796	361,398
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 6,650,000 and 4,975,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 683,559,818 and 679,932,837 shares issued as of June 30, 2021 and December 31, 2020, respectively; 446,113,769 and 458,972,202 shares outstanding as of June 30, 2021 and December 31, 2020, respectively)	7	7
Additional paid-in capital, net	35,472	33,480
Retained earnings	46,461	40,088
Accumulated other comprehensive income	1,792	3,494
Treasury stock, at cost (par value $0.01 per share; 237,446,049 and 220,960,635 shares as of June 30, 2021 and December 31, 2020, respectively)	(19,108)	(16,865)
Total stockholders’ equity	64,624	60,204
Total liabilities and stockholders’ equity	$423,420	$421,602

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income						3,325	(1,711)		1,614
Dividends—common stock(1)			13,356	0	1	(185)			(184)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(575)	(575)
Issuances of common stock and restricted stock, net of forfeitures			2,531,966	0	60				60
Exercises of stock options			283,398	0	19				19
Compensation expense for restricted stock units					111				111
Balance as of March 31, 2021	4,975,000	$0	682,761,557	$7	$33,671	$43,167	$1,783	$(17,440)	$61,188
Comprehensive income						3,536	9		3,545
Dividends—common stock(1)			4,954	0	1	(182)			(181)
Dividends—preferred stock						(60)			(60)
Purchases of treasury stock								(1,668)	(1,668)
Issuances of common stock and restricted stock, net of forfeitures			583,779	0	60				60
Exercises of stock options			209,528	0	15				15
Issuances of preferred stock	1,675,000	0			1,641				1,641
Compensation expense for restricted stock units					84				84
Balance as of June 30, 2021	6,650,000	$0	683,559,818	$7	$35,472	$46,461	$1,792	$(19,108)	$64,624

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						(1,340)	2,531		1,191
Dividends—common stock(1)			23,213	0	2	(187)			(185)
Dividends—preferred stock						(55)			(55)
Purchases of treasury stock								(386)	(386)
Issuances of common stock and restricted stock, net of forfeitures			2,618,628	0	63				63
Exercises of stock options			559,333	0	20				20
Issuances of preferred stock	1,250,000	0			1,209				1,209
Redemptions of preferred stock	(875,000)	0			(853)	(22)			(875)
Compensation expense for restricted stock units and stock options					29				29
Balance as of March 31, 2020	5,350,000	$0	676,170,565	$7	$33,450	$36,552	$3,679	$(16,858)	$56,830
Comprehensive income (loss)						(918)	302		(616)
Dividends—common stock(1)			6,521	0	0	(183)			(183)
Dividends—preferred stock						(90)			(90)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			1,041,311	0	58				58
Exercises of stock options			8,410	0	0				0
Compensation expense for restricted stock units and stock options					48				48
Balance as of June 30, 2020	5,350,000	$0	677,226,807	$7	$33,556	$35,361	$3,981	$(16,860)	$56,045
__________
(1)We declared dividends per share on our common stock of $0.40 in the second quarter of 2021 and 2020, and $0.80 in the first six months of 2021 and 2020.

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Operating activities:
Income (loss) from continuing operations, net of tax	$6,864	$(2,257)
Loss from discontinued operations, net of tax	(3)	(1)
Net income (loss)	6,861	(2,258)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	(1,983)	9,669
Depreciation and amortization, net	1,714	1,804
Deferred tax provision (benefit)	574	(1,574)
Net securities losses (gains)	(4)	0
Gain on sales of loans	(5)	(11)
Stock-based compensation expense	206	74
Other (including (gains) and losses from equity investments)	38	(7)
Loans held for sale:
Originations and purchases	(3,233)	(4,347)
Proceeds from sales and paydowns	3,707	4,002
Changes in operating assets and liabilities:
Changes in interest receivable	99	184
Changes in other assets	(3,183)	954
Changes in interest payable	(51)	(59)
Changes in other liabilities	957	783
Net change from discontinued operations	(3)	1
Net cash from operating activities	5,694	9,215
Investing activities:
Securities available for sale:
Purchases	(18,185)	(14,568)
Proceeds from paydowns and maturities	14,142	9,113
Proceeds from sales	595	144
Loans:
Net changes in loans held for investment	(5,160)	9,797
Principal recoveries of loans previously charged off	1,308	1,292
Net purchases of premises and equipment	(341)	(342)
Net cash from acquisition activities	(24)	0
Net cash from other investing activities	(26)	(377)
Net cash from investing activities	(7,691)	5,059

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Financing activities:
Deposits and borrowings:
Changes in deposits	$945	$41,234
Issuance of securitized debt obligations	0	1,248
Maturities and paydowns of securitized debt obligations	(1,773)	(3,593)
Issuance of senior and subordinated notes and long-term FHLB advances	0	3,987
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(2,085)	(7,156)
Changes in other borrowings	161	(6,759)
Common stock:
Net proceeds from issuances	120	121
Dividends paid	(365)	(368)
Preferred stock:
Net proceeds from issuances	1,641	1,209
Dividends paid	(121)	(145)
Redemptions	0	(875)
Purchases of treasury stock	(2,243)	(388)
Proceeds from share-based payment activities	34	20
Net cash from financing activities	(3,686)	28,535
Changes in cash, cash equivalents and restricted cash for securitization investors	(5,683)	42,809
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	40,771	13,749
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$35,088	$56,558
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$4,575	$(36)
Interest paid	1,145	2,088
Income tax paid	1,013	137

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of June 30, 2021, our principal subsidiaries included:
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

75	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Six Months Ended June 30, 2021

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Accounting Simplification ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued December 2019	Simplifies various aspects of the guidance on accounting for income taxes.	We adopted this guidance in the first quarter of 2021 using the modified retrospective and prospective methods of adoption.

Our adoption of this standard did not have a material impact on our consolidated financial statements.

76	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both June 30, 2021 and December 31, 2020.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2021 and December 31, 2020. Accrued interest receivable of $221 million and $230 million as of June 30, 2021, and December 31, 2020, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	June 30, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,211	$0	$20	$0	$9,231
RMBS:
Agency	76,318	0	1,433	(545)	77,206
Non-agency	908	(1)	209	0	1,116
Total RMBS	77,226	(1)	1,642	(545)	78,322
Agency CMBS	10,781	0	335	(29)	11,087
Other securities(1)	3,118	0	8	0	3,126
Total investment securities available for sale	$100,336	$(1)	$2,005	$(574)	$101,766

	December 31, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,302	$0	$16	$0	$9,318
RMBS:
Agency	73,248	0	2,326	(108)	75,466
Non-agency	1,035	(1)	204	(1)	1,237
Total RMBS	74,283	(1)	2,530	(109)	76,703
Agency CMBS	11,298	0	448	(11)	11,735
Other securities(1)	2,686	0	3	0	2,689
Total investment securities available for sale	$97,569	$(1)	$2,997	$(120)	$100,445
__________
(1)Includes $2.3 billion and $1.8 billion of asset-backed securities (“ABS”) as of June 30, 2021, and December 31, 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

77	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$34,165	$(485)	$1,685	$(59)	$35,850	$(544)
Non-agency	6	0	0	0	6	0
Total RMBS	34,171	(485)	1,685	(59)	35,856	(544)
Agency CMBS	2,028	(27)	223	(2)	2,251	(29)
Other securities(1)	529	0	0	0	529	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$36,728	$(512)	$1,908	$(61)	$38,636	$(573)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$7,424	$(57)	$1,791	$(51)	$9,215	$(108)
Non-agency	12	0	0	0	12	0
Total RMBS	7,436	(57)	1,791	(51)	9,227	(108)
Agency CMBS	1,545	(7)	267	(4)	1,812	(11)
Other securities(1)	114	0	1	0	115	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$9,095	$(64)	$2,059	$(55)	$11,154	$(119)
__________
(1)    Includes primarily other asset-backed securities, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 570 and 320 securities in gross unrealized loss positions as of June 30, 2021 and December 31, 2020, respectively.

78	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of June 30, 2021. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2021
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$1,401	$7,830	$0	$0	$9,231
RMBS(1):
Agency	0	97	1,139	75,970	77,206
Non-agency	0	0	0	1,116	1,116
Total RMBS	0	97	1,139	77,086	78,322
Agency CMBS(1)	399	2,666	5,133	2,889	11,087
Other securities	298	2,560	268	0	3,126
Total securities available for sale	$2,098	$13,153	$6,540	$79,975	$101,766
Amortized cost of securities available for sale	$2,096	$13,087	$6,376	$78,777	$100,336
Weighted-average yield for securities available for sale	0.66%	0.53%	1.51%	1.77%	1.57%
__________
(1)As of June 30, 2021, the weighted-average expected maturities of RMBS and Agency CMBS are 5.4 years and 5.6 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
Total proceeds from sales of our securities were $595 million, with gains of $4 million for the six months ended June 30, 2021. We had no sales of securities both for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2020, total proceeds from the sale of our securities were $144 million and we recognized less than $1 million of gains.
Securities Pledged and Received
We pledged investment securities totaling $19.2 billion and $16.5 billion as of June 30, 2021 and December 31, 2020, respectively. These securities are primarily pledged to secure FHLB advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both June 30, 2021 and December 31, 2020, related to our derivative transactions.

79	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $1.2 billion as of both June 30, 2021 and December 31, 2020, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2021 and December 31, 2020. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$93,711	$525	$317	$756	$1,598	$95,309
International card businesses	5,536	67	37	68	172	5,708
Total credit card	99,247	592	354	824	1,770	101,017
Consumer Banking:
Auto	69,222	1,717	645	129	2,491	71,713
Retail banking	2,999	21	8	18	47	3,046
Total consumer banking	72,221	1,738	653	147	2,538	74,759
Commercial Banking:
Commercial and multifamily real estate	29,476	4	23	113	140	29,616
Commercial and industrial	43,924	201	25	55	281	44,205
Total commercial banking	73,400	205	48	168	421	73,821
Total loans(1)	$244,868	$2,535	$1,055	$1,139	$4,729	$249,597
% of Total loans	98.11%	1.01%	0.42%	0.46%	1.89%	100.00%

80	Capital One Financial Corporation (COF)

	December 31, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$96,116	$755	$464	$1,169	$2,388	$98,504
International card businesses	8,218	90	58	86	234	8,452
Total credit card	104,334	845	522	1,255	2,622	106,956
Consumer Banking:
Auto	62,381	2,252	907	222	3,381	65,762
Retail banking	3,064	28	19	15	62	3,126
Total consumer banking	65,445	2,280	926	237	3,443	68,888
Commercial Banking:
Commercial and multifamily real estate	30,340	136	22	183	341	30,681
Commercial and industrial	44,941	69	15	74	158	45,099
Total commercial banking	75,281	205	37	257	499	75,780
Total loans(1)	$245,060	$3,330	$1,485	$1,749	$6,564	$251,624
% of Total loans	97.39%	1.32%	0.59%	0.70%	2.61%	100.00%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.3 billion and $1.1 billion as of June 30, 2021 and December 31, 2020, respectively.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of June 30, 2021 and December 31, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2021			December 31, 2020
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$756	N/A	$0	$1,169	N/A	$0
International card businesses	65	$12	0	82	$21	0
Total credit card	821	12	0	1,251	21	0
Consumer Banking:
Auto	0	209	0	0	294	0
Retail banking	0	53	20	0	30	0
Total consumer banking	0	262	20	0	324	0
Commercial Banking:
Commercial and multifamily real estate	2	301	249	51	200	184
Commercial and industrial	0	458	280	0	450	265
Total commercial banking	2	759	529	51	650	449
Total	$823	$1,033	$549	$1,302	$995	$449
% of Total loans held for investment	0.3%	0.4%	0.2%	0.5%	0.4%	0.2%
__________
(1)We recognized interest income for loans classified as nonperforming of $3 million and $8 million for the three and six months ended June 30, 2021, respectively, and $5 million and $11 million for the three and six months ended June 30, 2020, respectively.

81	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of June 30, 2021 and December 31, 2020.
Table 3.3: Credit Card Delinquency Status

	June 30, 2021			December 31, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$93,304	$407	$93,711	$95,629	$487	$96,116
30-59 days	512	13	525	734	21	755
60-89 days	308	9	317	451	13	464
Greater than 90 days	747	9	756	1,155	14	1,169
Total domestic credit card	94,871	438	95,309	97,969	535	98,504

International card businesses:
Current	5,484	52	5,536	8,152	66	8,218
30-59 days	61	6	67	79	11	90
60-89 days	33	4	37	47	11	58
Greater than 90 days	64	4	68	76	10	86
Total international card businesses	5,642	66	5,708	8,354	98	8,452
Total credit card	$100,513	$504	$101,017	$106,323	$633	$106,956

82	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of June 30, 2021 and December 31, 2020. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	June 30, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$11,276	$10,874	$6,258	$3,396	$1,855	$683	$34,342	$0	$0	$34,342
621-660	4,130	4,752	2,817	1,496	815	326	14,336	0	0	14,336
620 or below	5,536	7,988	4,960	2,509	1,404	638	23,035	0	0	23,035
Total auto	20,942	23,614	14,035	7,401	4,074	1,647	71,713	0	0	71,713

Retail banking—Delinquency status:
Current	511	745	210	198	195	597	2,456	535	8	2,999
30-59 days	0	0	0	0	0	3	3	18	0	21
60-89 days	0	0	0	0	1	4	5	3	0	8
Greater than 90 days	0	0	0	1	2	4	7	10	1	18
Total retail banking(2)	511	745	210	199	198	608	2,471	566	9	3,046
Total consumer banking	$21,453	$24,359	$14,245	$7,600	$4,272	$2,255	$74,184	$566	$9	$74,759

83	Capital One Financial Corporation (COF)

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$13,352	$8,091	$4,675	$2,810	$1,168	$203	$30,299	$0	$0	$30,299
621-660	5,781	3,631	2,003	1,172	488	109	13,184	0	0	13,184
620 or below	9,550	6,298	3,317	1,985	886	243	22,279	0	0	22,279
Total auto	28,683	18,020	9,995	5,967	2,542	555	65,762	0	0	65,762

Retail banking—Delinquency status:
Current	1,041	233	206	222	167	537	2,406	651	7	3,064
30-59 days	0	0	7	1	2	2	12	15	1	28
60-89 days	0	0	1	0	5	4	10	8	1	19
Greater than 90 days	0	0	0	1	1	4	6	9	0	15
Total retail banking(2)	1,041	233	214	224	175	547	2,434	683	9	3,126
Total consumer banking	$29,724	$18,253	$10,209	$6,191	$2,717	$1,102	$68,196	$683	$9	$68,888
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes PPP loans of $1.1 billion and $919 million as of June 30, 2021 and December 31, 2020, respectively.
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

The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of June 30, 2021 and December 31, 2020. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,636	$3,437	$4,331	$2,956	$1,025	$4,838	$18,223	$7,983	$0	$26,206
Criticized performing	156	291	426	381	310	1,459	3,023	61	25	3,109
Criticized nonperforming	0	0	8	29	10	254	301	0	0	301
Total commercial and multifamily real estate	1,792	3,728	4,765	3,366	1,345	6,551	21,547	8,044	25	29,616
Commercial and industrial
Noncriticized	4,905	8,160	6,730	3,563	2,305	4,001	29,664	11,596	15	41,275
Criticized performing	87	169	844	275	163	200	1,738	734	0	2,472
Criticized nonperforming	47	62	57	74	29	21	290	168	0	458
Total commercial and industrial	5,039	8,391	7,631	3,912	2,497	4,222	31,692	12,498	15	44,205
Total commercial banking(2)	$6,831	$12,119	$12,396	$7,278	$3,842	$10,773	$53,239	$20,542	$40	$73,821

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,791	$4,932	$3,232	$1,437	$1,649	$4,904	$19,945	$7,114	$0	$27,059
Criticized performing	320	446	515	355	391	1,258	3,285	112	25	3,422
Criticized nonperforming	0	11	30	6	3	150	200	0	0	200
Total commercial and multifamily real estate	4,111	5,389	3,777	1,798	2,043	6,312	23,430	7,226	25	30,681
Commercial and industrial
Noncriticized	9,761	7,890	4,043	2,717	1,832	3,034	29,277	11,548	80	40,905
Criticized performing	316	794	521	252	106	215	2,204	1,498	42	3,744
Criticized nonperforming	74	108	25	51	9	0	267	183	0	450
Total commercial and industrial	10,151	8,792	4,589	3,020	1,947	3,249	31,748	13,229	122	45,099
Total commercial banking(2)	$14,262	$14,181	$8,366	$4,818	$3,990	$9,561	$55,178	$20,455	$147	$75,780
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $296 million and $238 million as of June 30, 2021 and December 31, 2020, respectively.

85	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act provides banking organizations with troubled debt restructurings (“TDRs”) relief for modifications of current borrowers impacted by the COVID-19 pandemic. In adherence with the guidance, we assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic through June 30, 2021, that would have been designated as TDRs under our existing policies, and followed guidance that any such eligible loan modifications made on a temporary and good faith basis are not considered TDRs. We consider the impact of all loan modifications, including those classified as TDRs and those offered in response to the COVID-19 pandemic, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, enrollment in a customer assistance program is also considered in the assignment of an internal risk rating.
Total recorded TDRs were $1.8 billion and $2.1 billion as of June 30, 2021 and December 31, 2020, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.3 billion as of June 30, 2021 and December 31, 2020, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $243 million and $442 million as of June 30, 2021 and December 31, 2020, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $173 million as of both June 30, 2021 and December 31, 2020.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2021 and 2020.
Table 3.6: Troubled Debt Restructurings

		Three Months Ended June 30, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$33	100%	16.07%	0%	0
International card businesses	27	100	27.45	0	0
Total credit card	60	100	21.22	0	0
Consumer Banking:
Auto	65	39	8.62	91	4
Retail banking	1	0	0.00	100	41
Total consumer banking	66	38	8.62	91	4
Commercial Banking:
Commercial and multifamily real estate	0	0	0.00	0	0
Commercial and industrial	34	0	0.00	56	17
Total commercial banking	34	0	0.00	56	17
Total	$160	53	9.38	49	3

86	Capital One Financial Corporation (COF)

		Six Months Ended June 30, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$77	100%	16.10%	0%	0
International card businesses	66	100	27.62	0	0
Total credit card	143	100	21.43	0	0
Consumer Banking:
Auto	180	36	8.87	94	3
Retail banking	1	31	3.77	69	28
Total consumer banking	181	36	8.85	94	3
Commercial Banking:
Commercial and multifamily real estate	20	0	0.00	100	14
Commercial and industrial	78	0	0.00	38	8
Total commercial banking	98	0	0.00	51	11
Total	$422	49	8.64	52	3

	Total Loans Modified(1)	Three Months Ended June 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$56	100%	15.41%	0%	0	0%	$0
International card businesses	28	100	26.56	0	0	0	0
Total credit card	84	100	19.14	0	0	0	0
Consumer Banking:
Auto	137	5	4.12	95	3	0	0
Retail banking	1	10	8.37	59	4	0	0
Total consumer banking	138	5	4.19	95	3	0	0
Commercial Banking:
Commercial and multifamily real estate	9	0	0.00	100	7	0	0
Commercial and industrial	181	0	0.00	52	8	9	7
Total commercial banking	190	0	0.00	55	8	8	7
Total	$412	22	17.96	57	5	4	$7

87	Capital One Financial Corporation (COF)

	Total Loans Modified(1)	Six Months Ended June 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$145	100%	16.05%	0%	0	0%	$0
International card businesses	79	100	27.05	0	0	0	0
Total credit card	224	100	19.94	0	0	0	0
Consumer Banking:
Auto	260	12	3.51	95	4	0	0
Retail banking	4	4	11.42	15	4	0	0
Total consumer banking	264	12	3.55	93	4	0	0
Commercial Banking:
Commercial and multifamily real estate	28	0	0.00	100	10	0	0
Commercial and industrial	188	0	0.00	50	8	8	7
Total commercial banking	216	0	0.00	57	9	7	7
Total	$704	36	17.90	52	5	2	$7
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
Table 3.7: TDRs—Subsequent Defaults

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	4,226	$8	9,582	$21	9,360	$18	20,468	$43
International card businesses	14,827	23	17,508	25	32,029	51	35,365	51
Total credit card	19,053	31	27,090	46	41,389	69	55,833	94
Consumer Banking:
Auto	2,271	35	860	11	4,302	64	2,135	27
Retail banking	3	0	3	0	8	0	4	0
Total consumer banking	2,274	35	863	11	4,310	64	2,139	27
Commercial Banking:
Commercial and multifamily real estate	1	50	0	0	1	50	0	0
Commercial and industrial	6	82	1	21	6	82	7	49
Total commercial banking	7	132	1	21	7	132	7	49
Total	21,334	$198	27,954	$78	45,706	$265	57,979	$170
Loans Pledged
We pledged loan collateral of $11.6 billion and $14.1 billion to secure the majority of our FHLB borrowing capacity of $19.2 billion and $19.6 billion as of June 30, 2021 and December 31, 2020, respectively. We also pledged loan collateral of $26.9 billion and $25.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $21.3 billion and $20.0 billion as of June 30, 2021 and December 31, 2020, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2021, we converted $38 million and $135 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and six months ended June 30, 2020, we converted $89 million and $249 million of revolving loans to term loans, respectively, primarily in our domestic credit card loan portfolio.

89	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2021 and 2020. Our allowance for credit losses decreased by $3.2 billion to $12.3 billion as of June 30, 2021 from December 31, 2020, primarily driven by strong credit performance and an improved economic outlook.

90	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2021	$10,072	$2,498	$1,447	$14,017
Charge-offs	(967)	(260)	(8)	(1,235)
Recoveries(1)	396	271	27	694
Net recoveries (charge-offs)	(571)	11	19	(541)
Provision (benefit) for credit losses	(635)	(306)	(196)	(1,137)
Allowance build (release) for credit losses	(1,206)	(295)	(177)	(1,678)
Other changes(2)	7	0	0	7
Balance as of June 30, 2021	8,873	2,203	1,270	12,346
Reserve for unfunded lending commitments:
Balance as of March 31, 2021	0	0	187	187
Provision (benefit) for losses on unfunded lending commitments	0	0	(23)	(23)
Balance as of June 30, 2021	0	0	164	164
Combined allowance and reserve as of June 30, 2021	$8,873	$2,203	$1,434	$12,510

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(1,960)	(602)	(27)	(2,589)
Recoveries(1)	756	522	30	1,308
Net recoveries (charge-offs)	(1,204)	(80)	3	(1,281)
Provision (benefit) for credit losses	(1,127)	(432)	(391)	(1,950)
Allowance build (release) for credit losses	(2,331)	(512)	(388)	(3,231)
Other changes(2)	13	0	0	13
Balance as of June 30, 2021	8,873	2,203	1,270	12,346
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(31)	(31)
Balance as of June 30, 2021	0	0	164	164
Combined allowance and reserve as of June 30, 2021	$8,873	$2,203	$1,434	$12,510

91	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2020	$10,346	$2,154	$1,573	$14,073
Charge-offs	(1,612)	(416)	(103)	(2,131)
Recoveries(1)	401	224	1	626
Net charge-offs	(1,211)	(192)	(102)	(1,505)
Provision (benefit) for credit losses	2,944	876	432	4,252
Allowance build (release) for credit losses	1,733	684	330	2,747
Other changes(2)	12	0	0	12
Balance as of June 30, 2020	12,091	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of March 31, 2020	0	0	223	223
Provision (benefit) for losses on unfunded lending commitments	0	0	(5)	(5)
Balance as of June 30, 2020	0	0	218	218
Combined allowance and reserve as of June 30, 2020	$12,091	$2,838	$2,121	$17,050

	Six Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(3)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(3,461)	(912)	(215)	(4,588)
Recoveries(1)	814	474	4	1,292
Net charge-offs	(2,647)	(438)	(211)	(3,296)
Provision (benefit) for credit losses	6,646	1,736	1,237	9,619
Allowance build (release) for credit losses	3,999	1,298	1,026	6,323
Other changes(2)	(6)	0	0	(6)
Balance as of June 30, 2020	12,091	2,838	1,903	16,832
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision (benefit) for losses on unfunded lending commitments	0	0	46	46
Balance as of June 30, 2020	0	0	218	218
Combined allowance and reserve as of June 30, 2020	$12,091	$2,838	$2,121	$17,050
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

92	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2021 and 2020.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2021	2020
Estimated reimbursements from partners, beginning of period	$2,005	$2,653
Amounts due from partners which reduced net charge-offs	(128)	(293)
Amounts estimated to be charged (from) to partners which reduced provision for credit losses	(166)	73
Estimated reimbursements from partners, end of period	$1,711	$2,433

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Estimated reimbursements from partners, beginning of period	$2,159	$2,166
Amounts due from partners which reduced net charge-offs	(269)	(595)
Amounts estimated to be charged (from) to partners which reduced provision for credit losses	(179)	862
Estimated reimbursements from partners, end of period	$1,711	$2,433

93	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2021 and December 31, 2020. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$20,671	$9,115	$0	$0	$0
Auto loan securitizations	1,768	1,509	0	0	0
Total securitization-related VIEs	22,439	10,624	0	0	0
Other VIEs:(3)
Affordable housing entities	272	31	4,763	1,427	4,763
Entities that provide capital to low-income and rural communities	2,035	26	0	0	0
Other	0	0	411	0	411
Total other VIEs	2,307	57	5,174	1,427	5,174
Total VIEs	$24,746	$10,681	$5,174	$1,427	$5,174

94	Capital One Financial Corporation (COF)

	December 31, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,066	$10,338	$0	$0	$0
Auto loan securitizations	2,360	2,055	0	0	0
Total securitization-related VIEs	24,426	12,393	0	0	0
Other VIEs:(3)
Affordable housing entities	242	17	4,602	1,240	4,602
Entities that provide capital to low-income and rural communities	1,951	26	0	0	0
Other	0	0	436	0	436
Total other VIEs	2,193	43	5,038	1,240	5,038
Total VIEs	$26,619	$12,436	$5,038	$1,240	$5,038
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $606 million of liabilities as of June 30, 2021, and $2.3 billion of assets and $596 million of liabilities as of December 31, 2020.
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

95	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2021 and December 31, 2020.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
June 30, 2021:
Securities held by third-party investors	$9,054	$1,507
Receivables in the trust	21,803	1,664
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2020:
Securities held by third-party investors	$10,361	$2,053
Receivables in the trust	23,683	2,243
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2021 and June 30, 2020, we recognized amortization of $317 million and $285 million, respectively, and tax credits of $423 million and $622 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.6 billion and $4.5 billion as of June 30, 2021 and December 31, 2020, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded

96	Capital One Financial Corporation (COF)

commitments was $1.6 billion and $1.5 billion as of June 30, 2021 and December 31, 2020, respectively, and is largely expected to be paid from 2021 to 2023.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.8 billion and $4.6 billion as of June 30, 2021 and December 31, 2020, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.6 billion and $11.0 billion as of June 30, 2021 and December 31, 2020, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.0 billion as of both June 30, 2021 and December 31, 2020 are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $411 million and $436 million as of June 30, 2021 and December 31, 2020, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

97	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of June 30, 2021 and December 31, 2020. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,654	N/A	$14,654
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	148	$(139)	9
Other(1)	183	(112)	71
Total intangible assets	331	(251)	80
Total goodwill and intangible assets	$14,985	$(251)	$14,734
Commercial MSRs(2)	$582	$(189)	$393

	December 31, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,653	N/A	$14,653
Intangible assets:
PCCR intangibles	148	$(138)	10
Other(1)	248	(168)	80
Total intangible assets	396	(306)	90
Total goodwill and intangible assets	$15,049	$(306)	$14,743
Commercial MSRs(2)	$542	$(175)	$367
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $5 million and $11 million for the three and six months ended June 30, 2021, respectively, and $16 million and $38 million for the three and six months ended June 30, 2020, respectively.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of June 30, 2021 and December 31, 2020.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
Other adjustments(1)	1	0	0	1
Balance as of June 30, 2021	$5,089	$4,645	$4,920	$14,654
__________
(1)Represents foreign currency translation adjustments.

98	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2021 and December 31, 2020. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2021	December 31, 2020
Deposits:
Non-interest-bearing deposits	$34,994	$31,142
Interest-bearing deposits(1)	271,314	274,300
Total deposits	$306,308	$305,442
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$845	$668
Total short-term borrowings	$845	$668

	June 30, 2021				December 31, 2020
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2021-2026	0.42% - 2.84%	1.85%	$10,561	$12,414
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2021-2029	0.80 - 4.75	3.20	18,883	21,045
Floating unsecured senior debt	2022-2023	0.91 - 1.34	1.09	1,359	1,609
Total unsecured senior debt			3.06	20,242	22,654
Fixed unsecured subordinated debt	2023-2026	3.38 - 4.20	3.78	4,636	4,728
Total senior and subordinated notes				24,878	27,382
Other long-term borrowings:
Finance lease liabilities	2021-2031	0.25 - 9.91	4.07	59	75
Total other long-term borrowings				59	75
Total long-term debt				$35,498	$39,871
Total short-term borrowings and long-term debt				$36,343	$40,539
__________
(1)Includes $2.1 billion and $4.2 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes $1.5 billion and $1.6 billion of EUR-denominated unsecured notes as of June 30, 2021 and December 31, 2020, respectively.

99	Capital One Financial Corporation (COF)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives and Accounting for Derivatives
We regularly enter into derivative transactions to support our overall risk management activities. Our primary market risks stem from the impact on our earnings and economic value of equity due to changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity by employing several techniques, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. We also use foreign currency derivatives to limit our earnings and capital exposures to foreign exchange risk by hedging exposures denominated in foreign currencies. We primarily use interest rate and foreign currency swaps to hedge, but we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We designate these risk management derivatives as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are further designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives are economic hedges that do not qualify for hedge accounting.
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
•Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”) . Those amounts are reclassified into earnings in the same period during which the forecasted transactions impact earnings and presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate financial assets or liabilities. We also enter into foreign currency forward contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currencies.
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

100	Capital One Financial Corporation (COF)

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in over-the-counter (“OTC”) markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”), the Intercontinental Exchange (“ICE”) and the LCH Group (“LCH”) are our CCPs for our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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
•CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required upfront by CCPs as collateral against potential losses on our cleared derivative contracts and variation margin is exchanged on a daily basis to account for mark-to-market changes in those derivative contracts. For CME, ICE and LCH-cleared OTC derivatives, we characterize variation margin cash payments as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.
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

101	Capital One Financial Corporation (COF)

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2021 and December 31, 2020, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2021			December 31, 2020
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$44,361	$5	$7	$47,349	$9	$10
Cash flow hedges	86,900	481	12	82,150	748	1
Total interest rate contracts	131,261	486	19	129,499	757	11
Foreign exchange contracts:
Fair value hedges	1,482	83	0	1,527	164	0
Cash flow hedges	4,233	35	33	4,582	0	161
Net investment hedges	3,397	0	144	3,116	0	196
Total foreign exchange contracts	9,112	118	177	9,225	164	357
Total derivatives designated as accounting hedges	140,373	604	196	138,724	921	368
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	68,537	935	173	68,459	1,429	198
Commodity contracts	16,776	2,093	1,963	16,871	935	820
Foreign exchange and other contracts	4,450	39	31	4,677	58	70
Total customer accommodation	89,763	3,067	2,167	90,007	2,422	1,088
Other interest rate exposures(2)	1,209	45	46	1,770	71	56
Other contracts	1,988	0	1	1,826	1	6
Total derivatives not designated as accounting hedges	92,960	3,112	2,214	93,603	2,494	1,150
Total derivatives	$233,333	$3,716	$2,410	$232,327	$3,415	$1,518
Less: netting adjustment(3)		(964)	(850)		(1,148)	(739)
Total derivative assets/liabilities		$2,752	$1,560		$2,267	$779
__________
(1)Does not reflect $23 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2021 and December 31, 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.
(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

102	Capital One Financial Corporation (COF)

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2021 and December 31, 2020.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2021			December 31, 2020
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,936	$467	$188	$9,797	$590	$200
Interest-bearing deposits	(9,882)	(124)	0	(11,312)	(213)	0
Securitized debt obligations	(6,926)	(84)	9	(7,609)	(171)	20
Senior and subordinated notes	(20,267)	(879)	(597)	(21,927)	(1,282)	(666)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $249 million, the amount of the designated hedged items was $225 million, and the cumulative basis adjustments associated with these hedges was $1 million as of June 30, 2021. We had no such hedging relationships as of December 31, 2020.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2021 and December 31, 2020. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

103	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of June 30, 2021
Derivative assets(1)	$3,716	$(441)	$(523)	$2,752	$0	$2,752
As of December 31, 2020
Derivative assets(1)	3,415	(383)	(765)	2,267	0	2,267

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of June 30, 2021
Derivative liabilities(1)	$2,410	$(441)	$(409)	$1,560	$0	$1,560
Repurchase agreements(2)	845	0	0	845	(845)	0
As of December 31, 2020
Derivative liabilities(1)	1,518	(383)	(356)	779	0	779
Repurchase agreements(2)	668	0	0	668	(668)	0
__________
(1)We received cash collateral from derivative counterparties totaling $574 million and $862 million as of June 30, 2021 and December 31, 2020, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both June 30, 2021 and December 31, 2020, respectively, which we have the ability to re-pledge. We posted $2.1 billion and $1.5 billion of cash collateral as of June 30, 2021 and December 31, 2020, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $862 million and $682 million as of June 30, 2021 and December 31, 2020, respectively, primarily consisting of agency RMBS securities.

104	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2021 and 2020.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$370	$5,753	$16	$(237)	$(28)	$(122)	$231
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(25)	$0	$0	$34	$30	$56	$0
Gains (losses) recognized on derivatives	11	0	0	(31)	(17)	0	16
Gains (losses) recognized on hedged items(1)	(18)	0	0	31	11	33	(16)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$(32)	$0	$0	$34	$24	$89	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$11	$234	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	0	0	0	0	1
Net income (expense) recognized on cash flow hedges	$11	$234	$0	$0	$0	$0	$1

105	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$761	$11,607	$32	$(506)	$(60)	$(251)	$349
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(50)	$0	$0	$70	$63	$118	$0
Gains (losses) recognized on derivatives	111	0	0	(89)	(97)	(336)	(45)
Gains (losses) recognized on hedged items(1)	(123)	0	0	89	86	401	45
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(62)	$0	$0	$70	$52	$182	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$20	$460	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income (expense) recognized on cash flow hedges	$20	$460	$1	$0	$0	$0	$1

106	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$482	$5,820	$16	$(611)	$(56)	$(180)	$166
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(17)	$0	$0	$27	$40	$71	$0
Gains (losses) recognized on derivatives	(26)	0	0	9	(13)	61	26
Gains (losses) recognized on hedged items(1)	22	0	0	(10)	0	(68)	(26)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$(21)	$0	$0	$26	$27	$64	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$7	$135	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	(2)
Net income (expense) recognized on cash flow hedges	$7	$135	$2	$0	$0	$0	$(2)

107	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,012	$12,362	$53	$(1,342)	$(155)	$(419)	$311
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(28)	$0	$0	$25	$52	$110	$0
Gains (losses) recognized on derivatives	(364)	0	0	296	269	1,129	3
Gains (losses) recognized on hedged items(1)	360	0	0	(296)	(292)	(1,159)	(3)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(32)	$0	$0	$25	$29	$79	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$9	$159	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	9	0	0	0	(2)
Net income (expense) recognized on cash flow hedges	$9	$159	$9	$0	$0	$0	$(2)
_________
(1)Includes amortization benefit of $22 million and $44 million for the three and six months ended June 30, 2021, respectively, and amortization expense of $17 million and $53 million, respectively, for the three and six months ended June 30, 2020, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $77 million and $162 million for the three and six months ended June 30, 2021, respectively, and a loss of $299 million and a gain of $93 million for the three and six months ended June 30, 2020, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings net after-tax gains of $507 million recorded in AOCI as of June 30, 2021. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 6.7 years as of June 30, 2021. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

108	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2021 and 2020. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$8	$(1)	$18	$12
Commodity contracts	4	(1)	9	16
Foreign exchange and other contracts	4	1	8	4
Total customer accommodation	16	(1)	35	32
Other interest rate exposures	(27)	(34)	(16)	(16)
Other contracts	(1)	1	(1)	0
Total	$(12)	$(34)	$18	$16

109	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of June 30, 2021 and December 31, 2020.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2021	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2021	December 31, 2020
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$1,000	1,000,000	$988	$988
Series G	5.200% Non-Cumulative	July 29, 2016	December 1, 2021	5.200	Quarterly	1,000	600,000	583	583
Series H	6.000% Non-Cumulative	November 29, 2016	December 1, 2021	6.000	Quarterly	1,000	500,000	483	483
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	653	0
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury +3.157%	Quarterly	1,000	1,000,000	988	0
Total								$6,488	$4,847
__________
(1)Except for Series E and Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the three and six months ended June 30, 2021 and 2020.

110	Capital One Financial Corporation (COF)

Table 9.2: AOCI

	Three Months Ended June 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2021	$1,038	$781	$(12)	$(24)	$1,783
Other comprehensive income (loss) before reclassifications	51	193	9	0	253
Amounts reclassified from AOCI into earnings	0	(244)	0	0	(244)
Other comprehensive income (loss), net of tax	51	(51)	9	0	9
AOCI as of June 30, 2021	$1,089	$730	$(3)	$(24)	$1,792

	Six Months Ended June 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,094)	(145)	28	0	(1,211)
Amounts reclassified from AOCI into earnings	(3)	(487)	0	(1)	(491)
Other comprehensive income (loss), net of tax	(1,097)	(632)	28	(1)	(1,702)
AOCI as of June 30, 2021	$1,089	$730	$(3)	$(24)	$1,792

	Three Months Ended June 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2020	$2,151	$1,728	$(174)	$(26)	$3,679
Other comprehensive income (loss) before reclassifications	222	(60)	23	0	185
Amounts reclassified from AOCI into earnings	0	117	0	0	117
Other comprehensive income, net of tax	222	57	23	0	302
AOCI as of June 30, 2020	$2,373	$1,785	$(151)	$(26)	$3,981

	Six Months Ended June 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income (loss) before reclassifications	1,446	1,635	(44)	0	3,037
Amounts reclassified from AOCI into earnings	0	(204)	0	0	(204)
Other comprehensive income (loss), net of tax	1,446	1,431	(44)	0	2,833
AOCI as of June 30, 2020	$2,373	$1,785	$(151)	$(26)	$3,981
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive loss of $13 million and $34 million for the three and six months ended June 30, 2021, respectively, and other comprehensive loss of $8 million and gain of $134 million for the three and six months ended June 30, 2020, respectively, from hedging instruments designated as net investment hedges.

111	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2021 and 2020.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2021	2020	2021	2020
Securities available for sale:
	Non-interest income	$0	$0	$4	$0
	Income tax provision	0	0	1	0
	Net income	0	0	3	0
Hedging relationships:
Interest rate contracts:	Interest income	245	142	480	168
Foreign exchange contracts:	Interest income	0	2	1	9
	Interest expense	(1)	(1)	(2)	(2)
	Non-interest income	77	(299)	162	93
	Income (loss) from continuing operations before income taxes	321	(156)	641	268
	Income tax provision (benefit)	77	(39)	154	64
	Net income (loss)	244	(117)	487	204
Other:
	Non-interest income and non-interest expense	0	0	1	0
	Income tax provision	0	0	0	0
	Net income	0	0	1	0
Total reclassifications		$244	$(117)	$491	$204

112	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2021 and 2020.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2021			2020
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$66	$15	$51	$292	$70	$222
Net unrealized gains (losses) on hedging relationships	(68)	(17)	(51)	76	19	57
Foreign currency translation adjustments(1)	4	(5)	9	20	(3)	23
Other	0	0	0	0	0	0
Other comprehensive income (loss)	$2	$(7)	$9	$388	$86	$302

	Six Months Ended June 30,
	2021			2020
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(1,446)	$(349)	$(1,097)	$1,902	$456	$1,446
Net unrealized gains (losses) on hedging relationships	(834)	(202)	(632)	1,884	453	1,431
Foreign currency translation adjustments(1)	17	(11)	28	(1)	43	(44)
Other	(1)	0	(1)	0	0	0
Other comprehensive income (loss)	$(2,264)	$(562)	$(1,702)	$3,785	$952	$2,833
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax	$3,537	$(917)	$6,864	$(2,257)
Loss from discontinued operations, net of tax	(1)	(1)	(3)	(1)
Net income (loss)	3,536	(918)	6,861	(2,258)
Dividends and undistributed earnings allocated to participating securities	(30)	(1)	(58)	(4)
Preferred stock dividends	(60)	(90)	(121)	(145)
Issuance cost for redeemed preferred stock	0	0	0	(22)
Net income (loss) available to common stockholders	$3,446	$(1,009)	$6,682	$(2,429)

Total weighted-average basic common shares outstanding	450.6	456.7	454.6	457.1
Effect of dilutive securities:(1)
Stock options	0.8	0.0	0.8	0.0
Other contingently issuable shares	0.9	0.0	0.8	0.0
Total effect of dilutive securities	1.7	0.0	1.6	0.0
Total weighted-average diluted common shares outstanding	452.3	456.7	456.2	457.1
Basic earnings per common share:
Net income (loss) from continuing operations	$7.65	$(2.21)	$14.70	$(5.31)
Net income (loss) per basic common share	$7.65	$(2.21)	$14.70	$(5.31)
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$7.62	$(2.21)	$14.65	$(5.31)
Net income (loss) per diluted common share	$7.62	$(2.21)	$14.65	$(5.31)
__________
(1)For the three months ended June 30, 2021, no shares were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2021, awards of 51 thousand shares were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. In periods of net loss available to common stockholders, dilutive securities are excluded as their inclusion would have an anti-dilutive effect. Accordingly, for the three and six months ended June 30, 2020, awards of 362 thousand shares and options of 2.6 million shares with an exercise price ranging from $45.75 to $86.34 and awards of 956 thousand shares and options of 2.7 million shares with an exercise price ranging from $36.55 to $86.34 were excluded from the computation of diluted earnings per share, respectively.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,231	$0	$0	—	$9,231
RMBS	0	78,033	289	—	78,322
CMBS	0	11,078	9	—	11,087
Other securities	171	2,955	0	—	3,126
Total securities available for sale	9,402	92,066	298	—	101,766
Loans held for sale	0	371	0	—	371
Other assets:
Derivative assets(2)	602	2,985	129	$(964)	2,752
Other(3)	496	2	46	0	544
Total assets	$10,500	$95,424	$473	$(964)	$105,433
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1,144	$1,156	$110	$(850)	$1,560
Total liabilities	$1,144	$1,156	$110	$(850)	$1,560

115	Capital One Financial Corporation (COF)

	December 31, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,318	$0	$0	—	$9,318
RMBS	0	76,375	328	—	76,703
CMBS	0	11,624	111	—	11,735
Other securities	142	2,547	0	—	2,689
Total securities available for sale	9,460	90,546	439	—	100,445
Loans held for sale	0	596	0	—	596
Other assets:
Derivative assets(2)	268	3,006	141	$(1,148)	2,267
Other(3)	430	552	55	—	1,037
Total assets	$10,158	$94,700	$635	$(1,148)	$104,345
Liabilities:
Other liabilities:
Derivative liabilities(2)	$271	$1,137	$110	$(739)	$779
Total liabilities	$271	$1,137	$110	$(739)	$779
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $23 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2021 and December 31, 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(3)As of June 30, 2021 and December 31, 2020, other includes retained interests in securitizations of $46 million and $55 million, deferred compensation plan assets of $472 million and $414 million, and equity securities of $26 million and $568 million including unrealized gains of $24 million and $535 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(1)
(Dollars in millions)	Balance, April 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2021
Securities available for sale:(2)
RMBS	$326	$4	$2	$0	$0	$0	$(25)	$45	$(63)	$289	$4
CMBS	10	0	0	0	0	0	0	0	(1)	9	0
Total securities available for sale	336	4	2	0	0	0	(25)	45	(64)	298	4
Other assets:
Retained interests in securitizations	50	(4)	0	0	0	0	0	0	0	46	(4)
Net derivative assets (liabilities)(4)	34	11	0	0	0	(16)	(15)	6	(1)	19	11

116	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2021
Securities available for sale:(2)
RMBS	$328	$11	$4	$0	$0	$0	$(51)	$84	$(87)	$289	$8
CMBS	111	0	(2)	0	0	0	(6)	0	(94)	9	0
Total securities available for sale	439	11	2	0	0	0	(57)	84	(181)	298	8
Other assets:
Retained interests in securitizations	55	(9)	0	0	0	0	0	0	0	46	(9)
Net derivative assets (liabilities)(4)	31	(10)	0	0	0	22	(29)	6	(1)	19	8

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(1)
(Dollars in millions)	Balance, April 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2020
Securities available for sale:(2)
RMBS	$373	$6	$29	$0	$0	$0	$(16)	$131	$(49)	$474	$7
CMBS	36	0	(1)	0	0	0	(3)	250	0	282	(3)
Total securities available for sale	409	6	28	0	0	0	(19)	381	(49)	756	4
Other assets:
Retained interests in securitizations	59	(3)	0	0	0	0	0	0	0	56	(3)
Net derivative assets (liabilities)(4)	66	(8)	0	0	0	2	(26)	0	0	34	0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2020
Securities available for sale:(2)(3)
RMBS	$433	$9	$(24)	$0	$0	$0	$(33)	$140	$(51)	$474	$10
CMBS	13	0	(1)	0	0	0	(3)	273	0	282	(3)
Total securities available for sale	446	9	(25)	0	0	0	(36)	413	(51)	756	7
Other assets:
Retained interests in securitizations	66	(10)	0	0	0	0	0	0	0	56	(10)
Net derivative assets (liabilities)(4)	26	12	0	0	0	26	(28)	0	(2)	34	18
__________

117	Capital One Financial Corporation (COF)

(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and six months ended June 30, 2021, included in OCI related to Level 3 securities available for sale still held as of June 30, 2021 were net unrealized losses of $1 million and net unrealized gains of $2 million, respectively. For the three and six months ended June 30, 2020, included in OCI related to Level 3 securities available for sale still held as of June 30, 2020 were net unrealized gains of $36 million and net unrealized losses of $23 million, respectively.
(3)The fair value of RMBS as of January 1, 2020 includes a cumulative adjustment of $4 million from the adoption of the CECL standard.
(4)Includes derivative assets and liabilities of $129 million and $110 million, respectively, as of June 30, 2021 and $151 million and $117 million, respectively, as of June 30, 2020.
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

118	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$289	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	1-19% 5-20% 1-11% 30-100%	3% 11% 2% 68%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	0-2%	1%
Other assets:
Retained interests in securitizations(2)	46	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-40 9-15% 2-11% 2-4% 55-151%	N/A
Net derivative assets (liabilities)	19	Discounted cash flows	Swap rates	1-2%	1%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$328	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-12% 8-15% 0-11% 30-100%	3% 10% 2% 73%
CMBS	111	Discounted cash flows (vendor pricing)	Yield	1-3%	2%
Other assets:
Retained interests in securitizations(2)	55	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	37-52 3-13% 2-12% 3-3% 55-70%	N/A
Net derivative assets (liabilities)	31	Discounted cash flows	Swap rates	1%	1%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

119	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2021 and December 31, 2020, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	June 30, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$204	$204
Other assets(1)	0	177	177
Total	$0	$381	$381

	December 31, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$305	$305
Other assets(1)	0	175	175
Total	$0	$480	$480
__________
(1)As of June 30, 2021, other assets included equity method investments subject to impairment of $56 million, investments accounted for under measurement alternative of $13 million, repossessed assets of $31 million and long-lived assets held for sale of $77 million. As of December 31, 2020, other assets included equity investments accounted for under the measurement alternative of $25 million, repossessed assets of $42 million and long-lived assets held for sale of $108 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 23%, and from 0% to 89%, with a weighted average of 14%, as of June 30, 2021 and December 31, 2020, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2021 and December 31, 2020.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Loans held for investment	$(97)	$(253)
Other assets(1)	(61)	(22)
Total	$(158)	$(275)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

120	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2021 and December 31, 2020.
Table 11.6: Fair Value of Financial Instruments

	June 30, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$34,846	$34,846	$5,312	$29,534	$0
Restricted cash for securitization investors	242	242	242	0	0
Net loans held for investment	237,251	242,812	0	0	242,812
Loans held for sale	6,151	6,385	0	6,385	0
Interest receivable	1,372	1,372	0	1,372	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	22,225	22,469	0	22,469	0
Securitized debt obligations	10,561	10,717	0	10,717	0
Senior and subordinated notes	24,878	25,724	0	25,724	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	845	845	0	845	0
Interest payable	301	301	0	301	0

	December 31, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,509	$40,509	$4,708	$35,801	$0
Restricted cash for securitization investors	262	262	262	0	0
Net loans held for investment	236,060	244,701	0	0	244,701
Loans held for sale	2,114	2,214	0	2,214	0
Interest receivable	1,471	1,471	0	1,471	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	32,746	33,111	0	33,111	0
Securitized debt obligations	12,414	12,584	0	12,584	0
Senior and subordinated notes	27,382	28,282	0	28,282	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	668	0	668	0
Interest payable	352	352	0	352	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

121	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2021 and 2020, selected balance sheet data as of June 30, 2021 and 2020, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

122	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,217	$2,101	$460	$(35)	$5,743
Non-interest income (loss)	1,253	144	257	(23)	1,631
Total net revenue (loss)(2)	4,470	2,245	717	(58)	7,374
Provision (benefit) for credit losses	(635)	(306)	(219)	0	(1,160)
Non-interest expense	2,263	1,123	417	163	3,966
Income (loss) from continuing operations before income taxes	2,842	1,428	519	(221)	4,568
Income tax provision (benefit)	672	337	123	(101)	1,031
Income (loss) from continuing operations, net of tax	$2,170	$1,091	$396	$(120)	$3,537
Loans held for investment	$101,017	$74,759	$73,821	$0	$249,597
Deposits	0	251,155	42,973	12,180	306,308

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$6,589	$4,131	$980	$(135)	$11,565
Non-interest income (loss)	2,282	285	497	(142)	2,922
Total net revenue (loss)(2)	8,871	4,416	1,477	(277)	14,487
Provision (benefit) for credit losses	(1,127)	(432)	(422)	(2)	(1,983)
Non-interest expense	4,398	2,240	836	232	7,706
Income (loss) from continuing operations before income taxes	5,600	2,608	1,063	(507)	8,764
Income tax provision (benefit)	1,325	615	251	(291)	1,900
Income (loss) from continuing operations, net of tax	$4,275	$1,993	$812	$(216)	$6,864
Loans held for investment	$101,017	$74,759	$73,821	$0	$249,597
Deposits	0	251,155	42,973	12,180	306,308

	Three Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,369	$1,665	$518	$(92)	$5,460
Non-interest income (loss)	845	97	180	(26)	1,096
Total net revenue (loss)(2)	4,214	1,762	698	(118)	6,556
Provision (benefit) for credit losses	2,944	876	427	(1)	4,246
Non-interest expense	1,969	1,036	425	340	3,770
Loss from continuing operations before income taxes	(699)	(150)	(154)	(457)	(1,460)
Income tax benefit	(166)	(36)	(36)	(305)	(543)
Loss from continuing operations, net of tax	$(533)	$(114)	$(118)	$(152)	$(917)
Loans held for investment	$107,310	$66,712	$77,490	$0	$251,512
Deposits	0	246,804	35,669	21,765	304,238

123	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$7,071	$3,322	$1,009	$83	$11,485
Non-interest income (loss)	1,756	223	418	(77)	2,320
Total net revenue(2)	8,827	3,545	1,427	6	13,805
Provision for credit losses	6,646	1,736	1,283	4	9,669
Non-interest expense	4,177	2,027	837	458	7,499
Loss from continuing operations before income taxes	(1,996)	(218)	(693)	(456)	(3,363)
Income tax benefit	(472)	(52)	(164)	(418)	(1,106)
Loss from continuing operations, net of tax	$(1,524)	$(166)	$(529)	$(38)	$(2,257)
Loans held for investment	$107,310	$66,712	$77,490	$0	$251,512
Deposits	0	246,804	35,669	21,765	304,238

__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $175 million and $355 million in the three and six months ended June 30, 2021, respectively, and $318 million and $707 million in the three and six months ended June 30, 2020, respectively, for credit card finance charges and fees charged off as uncollectible.
Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees, service charges and other customer-related fees, and other contract revenue. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as overdrafts and Automated teller machine (“ATM”) usage. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our partnership arrangements. Other contract revenue in our Consumer Banking business consists primarily of revenue earned on certain marketing and promotional events from our auto dealers. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2021 and 2020.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$925	$67	$24	$0	$1,016
Service charges and other customer-related fees	0	45	66	0	111
Other	94	19	1	0	114
Total contract revenue	1,019	131	91	0	1,241
Revenue (reduction) from other sources	234	13	166	(23)	390
Total non-interest income (loss)	$1,253	$144	$257	$(23)	$1,631

124	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,668	$124	$41	$0	$1,833
Service charges and other customer-related fees	0	89	116	0	205
Other	164	38	2	0	204
Total contract revenue	1,832	251	159	0	2,242
Revenue (reduction) from other sources	450	34	338	(142)	680
Total non-interest income (loss)	$2,282	$285	$497	$(142)	$2,922

	Three Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$612	$48	$13	$(1)	$672
Service charges and other customer-related fees	0	31	43	(1)	73
Other	57	3	0	0	60
Total contract revenue	669	82	56	(2)	805
Revenue (reduction) from other sources	176	15	124	(24)	291
Total non-interest income	$845	$97	$180	$(26)	$1,096

	Six Months Ended June 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,300	$98	$28	$(2)	$1,424
Service charges and other customer-related fees	0	95	74	(1)	168
Other	127	22	1	0	150
Total contract revenue	1,427	215	103	(3)	1,742
Revenue (reduction) from other sources	329	8	315	(74)	578
Total non-interest income	$1,756	$223	$418	$(77)	$2,320

________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

125	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2021 and December 31, 2020. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Credit card lines	$354,098	$349,594	N/A	N/A
Other loan commitments(1)	38,922	35,836	$120	$144
Standby letters of credit and commercial letters of credit(2)	1,290	1,302	27	32
Total unfunded lending commitments	$394,310	$386,732	$147	$176
__________
(1)Includes $2.6 billion and $1.8 billion of advised lines of credit as of June 30, 2021 and December 31, 2020, respectively.
(2)These financial guarantees have expiration dates that range from 2021 to 2023 as of June 30, 2021.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $93 million and $97 million as of June 30, 2021 and December 31, 2020, respectively.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2021 are approximately $250 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 74 putative consumer class action cases (61 in U.S. federal courts and 13 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division, where the remaining 29 consumer class actions are currently pending. In the third quarter of 2020, the MDL court denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue.

127	Capital One Financial Corporation (COF)

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
In August 2020, we entered into consent orders with the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

129	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the withholdings of our common stock for each calendar month in the second quarter of 2021. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
April	5,559,071	$134.45	5,559,071	$6,263
May	5,910,765	155.40	5,870,500	5,350
June	15,500	160.63	15,500	5,348
Total	11,485,336	145.27	11,445,071
__________
(1)On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. There were 40,265 shares withheld in May to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
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

3.3.2
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L, dated May 3, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 4, 2021).

3.3.3
Certificate of Designations of Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on June 10, 2021).

3.3.4
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series N, dated July 28, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on July 29, 2021).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).
4.1.2
Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Form 8-A, filed on December 4, 2009).

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012).
4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
10.1+	Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 7, 2021).
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

131	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 30, 2021	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

132	Capital One Financial Corporation (COF)