Form 10-Q
period 2021-09-30
CAPITAL ONE FINANCIAL CORP
filed 2021-11-05
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, there were 425,622,058 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K (“2020 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2021 included in this Report.

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
As of September 30, 2021, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit card products along with other lending products and consumer services; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
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
Since the start of the COVID-19 pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that have been designed for resilience and security. The majority of our associates continue to work remotely. In the future, we plan to adopt a hybrid work methodology that allows for in-office collaboration while still enabling associates to work remotely. We continue to monitor local conditions to ensure the safety of our associates.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2021 and 2020 and selected comparative balance sheet data as of September 30, 2021 and December 31, 2020. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2021	2020	Change	2021	2020	Change
Income statement
Net interest income	$6,156	$5,555	11%	$17,721	$17,040	4%
Non-interest income	1,674	1,826	(8)	4,596	4,146	11
Total net revenue	7,830	7,381	6	22,317	21,186	5
Provision (benefit) for credit losses	(342)	331	**	(2,325)	10,000	**
Non-interest expense:
Marketing	751	283	165	1,872	1,047	79
Operating expense	3,435	3,265	5	10,020	10,000	—
Total non-interest expense	4,186	3,548	18	11,892	11,047	8
Income from continuing operations before income taxes	3,986	3,502	14	12,750	139	**
Income tax provision (benefit)	882	1,096	(20)	2,782	(10)	**
Income from continuing operations, net of tax	3,104	2,406	29	9,968	149	**
Loss from discontinued operations, net of tax	—	—	—	(3)	(1)	**
Net income	3,104	2,406	29	9,965	148	**
Dividends and undistributed earnings allocated to participating securities	(26)	(20)	30	(84)	(5)	**
Preferred stock dividends	(79)	(67)	18	(200)	(212)	(6)
Issuance cost for redeemed preferred stock	(12)	—	**	(12)	(22)	(45)
Net income (loss) available to common stockholders	$2,987	$2,319	29	$9,669	$(91)	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$6.81	$5.07	34%	$21.53	$(0.20)	**
Loss from discontinued operations	—	—	—	(0.01)	—	**
Net income (loss) per basic common share	$6.81	$5.07	34	$21.52	$(0.20)	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$6.78	$5.06	34%	$21.45	$(0.20)	**
Loss from discontinued operations	—	—	—	(0.01)	—	**
Net income (loss) per diluted common share	$6.78	$5.06	34	$21.44	$(0.20)	**
Weighted-average common shares outstanding (in millions):
Basic	438.8	457.8	(4)%	449.2	457.4	(2)%
Diluted	440.5	458.5	(4)	450.9	457.4	(1)
Common shares outstanding (period-end, in millions)	430.4	457.4	(6)	430.4	457.4	(6)
Dividends declared and paid per common share	$1.20	$0.10	**	$2.00	$0.90	122
Tangible book value per common share (period-end)(1)	99.60	83.67	19	99.60	83.67	19

6	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2021	2020	Change		2021	2020	Change
Balance sheet (average balances)
Loans held for investment	$253,101	$249,511	1%		$247,867	$255,232	(3)%
Interest-earning assets	387,766	391,451	(1)		388,820	375,041	4
Total assets	424,506	422,854	—		423,457	408,233	4
Interest-bearing deposits	269,278	276,339	(3)		272,022	259,631	5
Total deposits	305,035	305,516	—		306,102	286,242	7
Borrowings	37,464	44,161	(15)		38,134	48,577	(21)
Common equity	58,230	51,995	12		56,972	52,529	8
Total stockholders’ equity	64,682	57,223	13		62,575	57,802	8
Selected performance metrics
Purchase volume	$136,614	$107,102	28%		$377,623	$297,171	27%
Total net revenue margin(2)	8.08%	7.54%	54	bps	7.65%	7.53%	12	bps
Net interest margin	6.35	5.68	67		6.08	6.06	2
Return on average assets(3)	2.92	2.28	64		3.14	0.05	309
Return on average tangible assets(4)	3.03	2.36	67		3.25	0.05	320
Return on average common equity(5)	20.52	17.84	268		22.64	(0.23)	23%
Return on average tangible common equity(6)	27.50	24.98	252		30.57	(0.32)	31
Equity-to-assets ratio(7)	15.24	13.53	171		14.78	14.16	62	bps
Non-interest expense as a percentage of average loans held for investment	6.62	5.69	93		6.40	5.77	63
Efficiency ratio(8)	53.46	48.07	5%		53.29	52.14	115
Operating efficiency ratio(9)	43.87	44.24	(37)	bps	44.90	47.20	(230)
Effective income tax rate from continuing operations	22.1	31.3	(9)%		21.8	(7.2)	29%
Net charge-offs	$426	$1,073	(60)		$1,707	$4,369	(61)
Net charge-off rate	0.67%	1.72%	(105)	bps	0.92%	2.28%	(136)	bps

(Dollars in millions, except as noted)	September 30, 2021	December 31, 2020	Change
Balance sheet (period-end)
Loans held for investment	$261,390	$251,624	4%
Interest-earning assets	387,208	388,917	—
Total assets	425,377	421,602	1
Interest-bearing deposits	269,134	274,300	(2)
Total deposits	305,938	305,442	—
Borrowings	37,501	40,539	(7)
Common equity	57,632	55,356	4
Total stockholders’ equity	63,544	60,204	6
Credit quality metrics
Allowance for credit losses	$11,573	$15,564	(26)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.43%	6.19%	(176)	bps
30+ day performing delinquency rate	1.97	2.41	(44)
30+ day delinquency rate	2.13	2.61	(48)
Capital ratios
Common equity Tier 1 capital(10)	13.8%	13.7%	10	bps
Tier 1 capital(10)	15.7	15.3	40
Total capital(10)	18.2	17.7	50
Tier 1 leverage(10)	12.2	11.2	100
Tangible common equity(11)	10.4	10.0	40
Supplementary leverage(10)(12)	10.4	10.7	(30)
Other
Employees (period end, in thousands)	50.8	52.0	(2)

7	Capital One Financial Corporation (COF)

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $3.1 billion ($6.78 per diluted common share) on total revenue of $7.8 billion and net income of $10.0 billion ($21.44 per diluted common share) on total net revenue of $22.3 billion for the third quarter and first nine months of 2021. In comparison, we reported net income of $2.4 billion ($5.06 per diluted common share) on total net revenue of $7.4 billion and net income of $148 million (which after considering preferred stock dividends and other items equated to a net loss of $0.20 per diluted common share) on total net revenue of $21.2 billion for the third quarter and first nine months of 2020.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 13.8% and 13.7% as of September 30, 2021 and December 31, 2020, respectively. See “MD&A—Capital Management” for additional information.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $2.7 billion of shares of our common stock during the third quarter of 2021 and $4.9 billion during the first nine months of 2021. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2021. These highlights are based on a comparison between the results of the third quarter and first nine months of 2021 and 2020, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2021 compared to December 31, 2020. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company Performance
•Earnings:
Our net income increased by $698 million to $3.1 billion in the third quarter of 2021 primarily driven by:
◦lower provision resulting from an allowance release primarily due to strong credit performance; and
◦higher net interest income primarily driven by higher margins and average loans outstanding in our credit card loan portfolio and higher average loans outstanding in our auto loan portfolio.
These drivers were partially offset by higher non-interest expense, primarily driven by increased marketing spend.
Our net income increased by $9.8 billion to $10.0 billion in the first nine months of 2021 primarily driven by:
◦lower provision resulting from allowance releases in 2021 due to continued strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic;
◦higher net interest income driven by lower interest rates paid on interest-bearing deposits and higher average outstanding balances in our auto loan portfolio; and
◦higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume, partially offset by the absence of a gain on our equity investment in Snowflake Inc.
These drivers were partially offset by higher non-interest expense, primarily driven by increased marketing spend.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $9.8 billion to $261.4 billion as of September 30, 2021 from December 31, 2020 primarily driven by growth in our auto and commercial loan portfolios, partially offset by the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021.
◦Average loans held for investment increased by $3.6 billion to $253.1 billion in the third quarter of 2021 compared to the third quarter of 2020 primarily driven by growth in our auto loan portfolio, partially offset by the

9	Capital One Financial Corporation (COF)

transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021. Average loans held for investment decreased by $7.4 billion to $247.9 billion in the first nine months of 2021 compared to the first nine months of 2020 primarily driven by lower outstanding balances in Credit Card due to higher customer payments, partially offset by higher purchase volume as well as growth in our auto loan portfolio.
•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 105 basis points (“bps”) to 0.67% in the third quarter of 2021 compared to the third quarter of 2020 and decreased by 136 basis points to 0.92% in the first nine months of 2021 compared to the first nine months of 2020, primarily driven by strong credit performance in Credit Card.
Our 30+ day delinquency rate decreased by 48 basis points to 2.13% as of September 30, 2021 from December 31, 2020 due to strong credit performance in our credit card and auto loan portfolios.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $4.0 billion to $11.6 billion, and our allowance coverage ratio decreased by 176 basis points to 4.43% as of September 30, 2021 from December 31, 2020, driven by strong credit performance and improved economic outlook.
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
Total Company Expectations
•We expect marketing expense for the fourth quarter of 2021 to be higher than the third quarter of 2021, consistent with historical seasonal patterns.
•Investments in our technology strategy, driven by the rapidly changing marketplace, are likely to pressure the operating efficiency ratio.
•We expect to pay preferred stock dividends of $74 million in the fourth quarter of 2021 and $57 million per quarter in 2022, barring additional activity and subject to Board approval.

10	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2021 and 2020. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2021 and 2020 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$106,566	$3,965	14.88%	$105,390	$3,644	13.83%
Consumer banking	75,997	1,479	7.78	67,822	1,417	8.36
Commercial banking(2)	77,672	538	2.77	77,313	544	2.82
Other(3)	—	223	**	—	153	**
Total loans, including loans held for sale	260,235	6,205	9.54	250,525	5,758	9.19
Investment securities(4)	98,802	317	1.28	91,777	443	1.93
Cash equivalents and other interest-earning assets	28,729	16	0.22	49,149	14	0.11
Total interest-earning assets	387,766	6,538	6.74	391,451	6,215	6.35
Cash and due from banks	5,467			4,697
Allowance for credit losses	(12,341)			(16,839)
Premises and equipment, net	4,238			4,319
Other assets	39,376			39,226
Total assets	$424,506			$422,854
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$269,278	$228	0.34%	$276,339	$476	0.69%
Securitized debt obligations	12,420	29	0.93	15,032	43	1.14
Senior and subordinated notes	24,241	116	1.91	28,497	132	1.86
Other borrowings and liabilities	2,357	9	1.49	2,119	9	1.77
Total interest-bearing liabilities	308,296	382	0.49	321,987	660	0.82
Non-interest-bearing deposits	35,757			29,177
Other liabilities	15,771			14,467
Total liabilities	359,824			365,631
Stockholders’ equity	64,682			57,223
Total liabilities and stockholders’ equity	$424,506			$422,854
Net interest income/spread		$6,156	6.25		$5,555	5.53
Impact of non-interest-bearing funding			0.10			0.15
Net interest margin			6.35%			5.68%

12	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$103,591	$11,246	14.47%	$112,305	$11,812	14.02%
Consumer banking	72,670	4,343	7.97	65,457	4,128	8.41
Commercial banking(2)	75,852	1,564	2.75	78,403	1,898	3.23
Other(3)	—	659	**	—	282	**
Total loans, including loans held for sale	252,113	17,812	9.42	256,165	18,120	9.43
Investment securities	99,059	1,078	1.45	83,724	1,455	2.32
Cash equivalents and other interest-earning assets	37,648	48	0.17	35,152	67	0.25
Total interest-earning assets	388,820	18,938	6.49	375,041	19,642	6.98
Cash and due from banks	5,300			4,913
Allowance for credit losses	(13,954)			(13,796)
Premises and equipment, net	4,265			4,332
Other assets	39,026			37,743
Total assets	$423,457			$408,233
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$272,022	$734	0.36%	$259,631	$1,818	0.93%
Securitized debt obligations	11,851	89	1.00	16,500	198	1.60
Senior and subordinated notes	25,555	367	1.92	30,371	551	2.42
Other borrowings and liabilities	2,256	27	1.59	3,147	35	1.50
Total interest-bearing liabilities	311,684	1,217	0.52	309,649	2,602	1.12
Non-interest-bearing deposits	34,080			26,611
Other liabilities	15,118			14,171
Total liabilities	360,882			350,431
Stockholders’ equity	62,575			57,802
Total liabilities and stockholders’ equity	$423,457			$408,233
Net interest income/spread		$17,721	5.97		$17,040	5.86
Impact of non-interest-bearing funding			0.11			0.20
Net interest margin			6.08%			6.06%
__________
(1)Past due fees included in interest income totaled approximately $401 million and $1.0 billion in the third quarter and first nine months of 2021, respectively, and $277 million and $933 million in the third quarter and first nine months of 2020, respectively.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $18 million and $56 million in the third quarter and first nine months of 2021, respectively, and $20 million and $61 million in the third quarter and first nine months of 2020, respectively, with corresponding reductions to the Other category.
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(4)Includes a catch-up in amortization expense related to prepayment activity on certain securities that reduced yield by 20 basis points for the three months ended September 30, 2021.
**    Not meaningful.
Net interest income increased by $601 million to $6.2 billion in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by higher margins and average loans outstanding in our credit card loan portfolio and higher average loans outstanding in our auto loan portfolio. Net interest income increased by $681 million to $17.7 billion in the first nine months of

13	Capital One Financial Corporation (COF)

2021 compared to the first nine months of 2020 primarily driven by lower interest rates paid on interest-bearing deposits and higher average outstanding balances in our auto loan portfolio.
Net interest margin increased by 67 basis points to 6.35% in the third quarter of 2021 compared to the third quarter of 2020 primarily driven by lower interest rates paid on interest-bearing liabilities, higher average loan balances and lower average cash balances, partially offset by higher average investment securities balances. Net interest margin remained relatively flat at 6.08% in the first nine months of 2021 compared to the first nine months of 2020.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$321	$41	$280	$(566)	$(917)	$351
Consumer banking	62	159	(97)	215	431	(216)
Commercial banking(2)	(6)	2	(8)	(334)	(60)	(274)
Other(3)	70	—	70	377	—	377
Total loans, including loans held for sale	447	202	245	(308)	(546)	238
Investment securities	(126)	23	(149)	(377)	167	(544)
Cash equivalents and other interest-earning assets	2	(6)	8	(19)	3	(22)
Total interest income	323	219	104	(704)	(376)	(328)
Interest expense:
Interest-bearing deposits	(248)	(12)	(236)	(1,084)	33	(1,117)
Securitized debt obligations	(14)	(7)	(7)	(109)	(45)	(64)
Senior and subordinated notes	(16)	(20)	4	(184)	(79)	(105)
Other borrowings and liabilities	—	1	(1)	(8)	(10)	2
Total interest expense	(278)	(38)	(240)	(1,385)	(101)	(1,284)
Net interest income	$601	$257	$344	$681	$(275)	$956
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

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2021 and 2020.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Interchange fees, net	$1,022	$775	$2,855	$2,199
Service charges and other customer-related fees	407	320	1,143	905
Net securities gains (losses)	2	25	6	25
Other non-interest income:(1)
Mortgage banking revenue	84	66	184	172
Treasury and other investment income	50	516	128	572
Other	109	124	280	273
Total other non-interest income	243	706	592	1,017
Total non-interest income	$1,674	$1,826	$4,596	$4,146
________
(1)Includes a loss of $1 million and a gain of $44 million on deferred compensation plan investments for the third quarter and first nine months of 2021, respectively, and gains of $19 million and $4 million on deferred compensation plan investments for the third quarter and first nine months of 2020, respectively. These amounts have corresponding offsets in other non-interest expense.
Non-interest income decreased by $152 million to $1.7 billion in the third quarter of 2021 compared to the third quarter of 2020 primarily driven by the absence of a gain on our equity investment in Snowflake Inc. in the third quarter of 2020, partially offset by higher net interchange fees due to an increase in purchase volume.
Non-interest income increased by $450 million to $4.6 billion in the first nine months of 2021 compared to the first nine months of 2020 primarily driven by higher net interchange fees due to an increase in purchase volume, partially offset by the absence of a gain on our equity investment in Snowflake Inc.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses decreased by $673 million to a benefit of $342 million in the third quarter of 2021 compared to the third quarter of 2020 driven by an allowance release primarily due to strong credit performance. Our provision for credit losses decreased by $12.3 billion to a benefit of $2.3 billion in the first nine months of 2021 as a result of allowance releases in 2021 due to continued strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2020 Form 10-K.

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2021 and 2020.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Salaries and associate benefits(1)	$1,852	$1,719	$5,480	$5,050
Occupancy and equipment	481	506	1,476	1,546
Marketing	751	283	1,872	1,047
Professional services	358	327	991	918
Communications and data processing	319	310	936	920
Amortization of intangibles	5	14	16	52
Other non-interest expense:
Bankcard, regulatory and other fee assessments	50	69	140	210
Collections	93	74	272	255
Fraud losses	42	56	117	206
Other	235	190	592	843
Total other non-interest expense	420	389	1,121	1,514
Total non-interest expense	$4,186	$3,548	$11,892	$11,047
_________
(1)Includes a benefit of $1 million and expense of $44 million related to our deferred compensation plan investments for the third quarter and first nine months of 2021, respectively, and expense of $19 million and $4 million related to our deferred compensation plan investments for the third quarter and first nine months of 2020, respectively. These amounts have corresponding offsets in other non-interest income.
Non-interest expense increased by $638 million to $4.2 billion in the third quarter of 2021 compared to the third quarter of 2020 driven by increased marketing spend and increased salaries and associate benefits due to continued investment in technology.
Non-interest expense increased by $845 million to $11.9 billion in the first nine months of 2021 compared to the first nine months of 2020, primarily driven by increased marketing spend and increased salaries and associate benefits due to continued investment in technology, partially offset by lower legal reserve builds.
Income Taxes
We recorded an income tax provision of $882 million (22.1% effective income tax rate) and $2.8 billion (21.8% effective income tax rate) in the third quarter and first nine months of 2021, respectively, compared to an income tax expense of $1.1 billion (31.3% effective income tax rate) and an income tax benefit of $10 million (negative 7.2% effective income tax rate) in the third quarter and first nine months of 2020, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective income tax rate decreased for the third quarter of 2021 and increased for the first nine months of 2021 compared to the same periods in 2020 primarily driven by the impact of changes in pre-tax income and the relationship of our tax credits in proportion to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2020 Form 10-K.

16	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $3.8 billion to $425.4 billion as of September 30, 2021 from December 31, 2020 primarily driven by loan growth and allowance releases, partially offset by a decrease in our cash balances.
Total liabilities remained substantially flat at $361.8 billion as of September 30, 2021.
Stockholders’ equity increased by $3.3 billion to $63.5 billion as of September 30, 2021 from December 31, 2020 primarily due to our net income of $10.0 billion, partially offset by the repurchase of shares of our common stock.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2021. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both September 30, 2021 and December 31, 2020.
The fair value of our available for sale securities portfolio decreased by $2.3 billion to $98.1 billion as of September 30, 2021 from December 31, 2020, primarily driven by the increase in interest rates. See “Note 2—Investment Securities” for more information.
Table 6 presents the amortized cost and fair value for the major security types in our available for sale securities portfolio as of September 30, 2021 and December 31, 2020.
Table 6: Investment Securities

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,094	$9,109	$9,302	$9,318
RMBS:
Agency	73,924	74,632	73,248	75,466
Non-agency	844	1,049	1,035	1,237
Total RMBS	74,768	75,681	74,283	76,703
Agency CMBS	9,973	10,197	11,298	11,735
Other securities(1)	3,154	3,162	2,686	2,689
Total investment securities available for sale	$96,989	$98,149	$97,569	$100,445
__________
(1)Includes $2.3 billion and $1.8 billion of asset-backed securities as of September 30, 2021 and December 31, 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

17	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 7 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of September 30, 2021 and December 31, 2020.
Table 7: Loans Held for Investment

	September 30, 2021			December 31, 2020
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$105,030	$8,306	$96,724	$106,956	$11,191	$95,765
Consumer Banking	77,112	2,061	75,051	68,888	2,715	66,173
Commercial Banking	79,248	1,206	78,042	75,780	1,658	74,122
Total	$261,390	$11,573	$249,817	$251,624	$15,564	$236,060
Loans held for investment increased by $9.8 billion to $261.4 billion as of September 30, 2021 from December 31, 2020 primarily driven by growth in our auto and commercial loan portfolios, partially offset by the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021.
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
Table 8 provides the composition of our primary sources of funding as of September 30, 2021 and December 31, 2020.
Table 8: Funding Sources Composition

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$252,387	73%	$249,815	72%
Commercial Banking	43,347	13	39,590	11
Other(1)	10,204	3	16,037	5
Total deposits	305,938	89	305,442	88
Securitized debt obligations	12,635	4	12,414	4
Other debt	24,866	7	28,125	8
Total funding sources	$343,439	100%	$345,981	100%
__________
(1)Includes brokered deposits of $9.1 billion and $15.0 billion as of September 30, 2021 and December 31, 2020, respectively.
Total deposits increased by $496 million to $305.9 billion as of September 30, 2021 from December 31, 2020 primarily driven by increased consumer savings, as well as commercial clients holding elevated levels of liquidity, partially offset by maturities in brokered deposits.
Securitized debt obligations increased by $221 million to $12.6 billion as of September 30, 2021 from December 31, 2020 primarily driven by issuances in our credit card securitization program, partially offset by maturities and paydowns in our securitization programs.

18	Capital One Financial Corporation (COF)

Other debt decreased by $3.3 billion to $24.9 billion as of September 30, 2021 from December 31, 2020 primarily driven by redemptions of our senior debt, partially offset by the issuance of subordinated debt.
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
We summarize our business segment results for the third quarter and first nine months of 2021 and 2020 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2021 compared to December 31, 2020. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

19	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 9 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the third quarter and first nine months of 2021 and 2020.
Table 9: Business Segment Results

	Three Months Ended September 30,
	2021				2020
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$4,883	63%	$2,030	65%	$4,305	58%	$1,414	59%
Consumer Banking	2,286	29	909	29	2,011	27	796	33
Commercial Banking(3)	884	11	365	12	754	10	309	13
Other(3)	(223)	(3)	(200)	(6)	311	5	(113)	(5)
Total	$7,830	100%	$3,104	100%	$7,381	100%	$2,406	100%

	Nine Months Ended September 30,
	2021				2020
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,754	61%	$6,305	63%	$13,132	62%	$(110)	(74)%
Consumer Banking	6,702	30	2,902	29	5,556	26	630	423
Commercial Banking(3)	2,361	11	1,177	12	2,181	10	(220)	(148)
Other(3)	(500)	(2)	(416)	(4)	317	2	(151)	(101)
Total	$22,317	100%	$9,968	100%	$21,186	100%	$149	100%
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
Our Credit Card business generated net income from continuing operations of $2.0 billion and $6.3 billion in the third quarter and first nine months of 2021, respectively, compared to net income of $1.4 billion in the third quarter of 2020 and net loss of $110 million in the first nine months of 2020.
Table 10 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 10: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$3,620	$3,292	10%		$10,209	$10,363	(1)%
Non-interest income	1,263	1,013	25		3,545	2,769	28
Total net revenue(1)	4,883	4,305	13		13,754	13,132	5
Provision (benefit) for credit losses	(198)	450	**		(1,325)	7,096	**
Non-interest expense	2,424	2,003	21		6,822	6,180	10
Income (loss) from continuing operations before income taxes	2,657	1,852	43		8,257	(144)	**
Income tax provision (benefit)	627	438	43		1,952	(34)	**
Income (loss) from continuing operations, net of tax	$2,030	$1,414	44		$6,305	$(110)	**
Selected performance metrics:
Average loans held for investment	$102,046	$105,367	(3)		$100,757	$112,272	(10)
Average yield on loans(2)	14.88%	13.83%	105	bps	14.47%	14.03%	44	bps
Total net revenue margin(3)	18.33	16.34	199		17.70	15.59	211
Net charge-offs	$366	$943	(61)%		$1,570	$3,590	(56)%
Net charge-off rate	1.43%	3.58%	(215)	bps	2.08%	4.26%	(218)	bps
Purchase volume	$136,614	$107,102	28%		$377,623	$297,171	27%

(Dollars in millions, except as noted)	September 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$105,030	$106,956	(2)%
30+ day performing delinquency rate	2.00%	2.44%	(44)	bps
30+ day delinquency rate	2.00	2.45	(45)
Nonperforming loan rate(4)	0.01	0.02	(1)
Allowance for credit losses	$8,306	$11,191	(26)%
Allowance coverage ratio	7.91%	10.46%	(255)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Total net revenue was reduced by $123 million and $478 million in the third quarter and first nine months of 2021, respectively, compared to $235 million and $942 million in the third quarter and first nine months of 2020, respectively, for credit card finance charges and fees charged off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020, and changes in financial condition and credit performance between September 30, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income increased by $328 million to $3.6 billion in the third quarter of 2021 primarily driven by higher margins and higher average loan balances. Net interest income decreased by $154 million to $10.2 billion in the first nine months of 2021 primarily driven by lower average loan balances.
•Non-Interest Income: Non-interest income increased by $250 million to $1.3 billion in the third quarter of 2021 and increased by $776 million to $3.5 billion in the first nine months of 2021 primarily driven by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $648 million to a benefit of $198 million in the third quarter of 2021 driven by an allowance release primarily due to strong credit performance. Provision for credit losses decreased by $8.4 billion to a benefit of $1.3 billion in the first nine months of 2021 resulting from allowance releases in 2021 due to continued strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $421 million to $2.4 billion in the third quarter of 2021 and increased by $642 million to $6.8 billion in the first nine months of 2021 primarily driven by increased marketing spend.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $1.9 billion to $105.0 billion as of September 30, 2021 from December 31, 2020 primarily due to higher customer payments and the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021, partially offset by higher purchase volume.
◦Average loans held for investment decreased by $3.3 billion to $102.0 billion in the third quarter of 2021 compared to the third quarter of 2020 and decreased by $11.5 billion to $100.8 billion in the first nine months of 2021 compared to the first nine months of 2020 primarily due to higher customer payments and the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021, partially offset by higher purchase volume.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 215 basis points to 1.43% in the third quarter of 2021 compared to the third quarter of 2020 and decreased by 218 basis points to 2.08% in the first nine months of 2021 compared to the first nine months of 2020 primarily driven by strong credit performance.
The 30+ day delinquency rate decreased by 45 basis points to 2.00% as of September 30, 2021 from December 31, 2020 driven by strong credit performance.

22	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.9 billion and $6.0 billion in the third quarter and first nine months of 2021, respectively, compared to net income of $1.3 billion in the third quarter of 2020 and net loss of $192 million in the first nine months of 2020. In the third quarter and first nine months of 2021 and 2020, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 10.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 10.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$3,319	$2,995	11%		$9,358	$9,470	(1)%
Non-interest income	1,200	952	26		3,342	2,589	29
Total net revenue(1)	4,519	3,947	14		12,700	12,059	5
Provision (benefit) for credit losses	(200)	378	**		(1,252)	6,748	**
Non-interest expense	2,191	1,802	22		6,148	5,562	11
Income (loss) from continuing operations before income taxes	2,528	1,767	43		7,804	(251)	**
Income tax provision (benefit)	597	419	42		1,842	(59)	**
Income (loss) from continuing operations, net of tax	$1,931	$1,348	43		$5,962	$(192)	**
Selected performance metrics:
Average loans held for investment	$96,309	$97,306	(1)		$93,493	$103,980	(10)
Average yield on loans(2)	14.80%	13.57%	123	bps	14.36%	13.82%	54	bps
Total net revenue margin(3)	18.40	16.22	218		17.74	15.46	228
Net charge-offs	$327	$885	(63)%		$1,436	$3,359	(57)%
Net charge-off rate	1.36%	3.64%	(228)	bps	2.05%	4.31%	(226)	bps
Purchase volume	$126,057	$98,107	28%		$348,472	$273,215	28%

(Dollars in millions, except as noted)	September 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$99,258	$98,504	1%
30+ day performing delinquency rate	1.93%	2.42%	(49)	bps
Allowance for credit losses	$7,968	$10,650	(25)%
Allowance coverage ratio	8.03%	10.81%	(278)	bps
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

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the third quarter of 2021 and in the first nine months of 2021 compared to the third quarter of 2020 and the first nine months of 2020 primarily driven by:
•Lower provision for credit losses in the third quarter and first nine months of 2021 resulting from allowance releases in 2021 due to continued strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Higher net interest income in the third quarter of 2021 primarily driven by higher margins and higher average loan balances.
•Higher non-interest income in the third quarter and first nine months of 2021 primarily due to higher net interchange fees from an increase in purchase volume.
These drivers were partially offset by:
•Higher non-interest expense in the third quarter and first nine months of 2021 primarily driven by increased marketing spend.
•Lower net interest income in the first nine months of 2021 driven by lower average loan balances.

24	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $909 million and $2.9 billion in the third quarter and first nine months of 2021, respectively, and $796 million and $630 million in the third quarter and first nine months of 2020, respectively.
Table 11 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 11: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$2,159	$1,904	13%		$6,290	$5,226	20%
Non-interest income	127	107	19		412	330	25
Total net revenue	2,286	2,011	14		6,702	5,556	21
Provision (benefit) for credit losses	(91)	(43)	112		(523)	1,693	**
Non-interest expense	1,186	1,011	17		3,426	3,038	13
Income from continuing operations before income taxes	1,191	1,043	14		3,799	825	**
Income tax provision	282	247	14		897	195	**
Income from continuing operations, net of tax	$909	$796	14		$2,902	$630	**
Selected performance metrics:
Average loans held for investment:
Auto	$73,296	$64,476	14		$69,700	$62,434	12
Retail banking	2,700	3,346	(19)		2,969	3,023	(2)
Total consumer banking	$75,996	$67,822	12		$72,669	$65,457	11
Average yield on loans held for investment(1)	7.78%	8.36%	(58)	bps	7.97%	8.41%	(44)	bps
Average deposits	$251,307	$248,418	1%		$251,105	$231,988	8%
Average deposits interest rate	0.30%	0.66%	(36)	bps	0.32%	0.86%	(54)	bps
Net charge-offs	$51	$48	6%		$131	$486	(73)%
Net charge-off rate	0.27%	0.28%	(1)	bps	0.24%	0.99%	(75)	bps
Auto loan originations	$11,570	$8,979	29%		$33,362	$24,910	34%

(Dollars in millions, except as noted)	September 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Auto	$74,716	$65,762	14%
Retail banking	2,396	3,126	(23)
Total consumer banking	$77,112	$68,888	12
30+ day performing delinquency rate	3.58%	4.62%	(104)	bps
30+ day delinquency rate	3.88	5.00	(112)
Nonperforming loan rate	0.42	0.47	(5)
Nonperforming asset rate(2)	0.47	0.54	(7)
Allowance for credit losses	$2,061	$2,715	(24)%
Allowance coverage ratio	2.67%	3.94%	(127)	bps
Deposits	$252,387	$249,815	1%

25	Capital One Financial Corporation (COF)

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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020, and changes in financial condition and credit performance between September 30, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income increased by $255 million to $2.2 billion in the third quarter of 2021 and increased by $1.1 billion to $6.3 billion in the first nine months of 2021 primarily driven by higher margins and deposits in our Retail Banking business as well as growth in our auto loan portfolio.
•Non-Interest Income: Non-interest income remained substantially flat at $127 million in the third quarter of 2021. Non-interest income increased by $82 million to $412 million in the first nine months of 2021 primarily driven by growth in our auto loan portfolio and higher interchange fees from an increase in debit card purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $48 million to a benefit of $91 million in the third quarter of 2021 driven by an allowance release primarily due to strong credit performance in our auto loan portfolio. Provision for credit losses decreased by $2.2 billion to a benefit of $523 million in the first nine months of 2021 resulting from allowance releases in 2021 due to continued strong credit performance, an improved economic outlook and auction price favorability, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $175 million to $1.2 billion in the third quarter of 2021 and increased by $388 million to $3.4 billion in the first nine months of 2021 primarily driven by increased marketing spend, growth in our auto loan portfolio, as well as continued investment in infrastructure and technology.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $8.2 billion to $77.1 billion as of September 30, 2021 from December 31, 2020 primarily driven by growth in our auto loan portfolio due to higher originations.
◦Average loans held for investment increased by $8.2 billion to $76.0 billion in the third quarter of 2021 compared to the third quarter of 2020 and increased by $7.2 billion to $72.7 billion in the first nine months of 2021 compared to the first nine months of 2020 primarily driven by growth in our auto loan portfolio due to higher originations.
•Deposits: Period-end deposits increased by $2.6 billion to $252.4 billion as of September 30, 2021 from December 31, 2020 primarily driven by increased consumer savings.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate remained substantially flat at 0.27% in the third quarter of 2021 compared to the third quarter of 2020 and decreased by 75 basis points to 0.24% in the first nine months of 2021 compared to the first nine months of 2020 primarily driven by strong credit performance in our auto loan portfolio, including the impact of elevated auction prices.
The 30+ day delinquency rate decreased by 112 basis points to 3.88% as of September 30, 2021 from December 31, 2020 driven by lower delinquency inventories due to strong credit performance and growth in our auto loan portfolio.

26	Capital One Financial Corporation (COF)

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
Our Commercial Banking business generated net income from continuing operations of $365 million and $1.2 billion in the third quarter and first nine months of 2021, respectively, compared to net income of $309 million in the third quarter of 2020 and net loss of $220 million in the first nine months of 2020.
Table 12 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 12: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2021	2020	Change		2021	2020	Change
Selected income statement data:
Net interest income	$578	$517	12%		$1,558	$1,526	2%
Non-interest income	306	237	29		803	655	23
Total net revenue(1)	884	754	17		2,361	2,181	8
Provision (benefit) for credit losses(2)	(53)	(74)	(28)		(475)	1,209	**
Non-interest expense	459	424	8		1,295	1,261	3
Income (loss) from continuing operations before income taxes	478	404	18		1,541	(289)	**
Income tax provision (benefit)	113	95	19		364	(69)	**
Income (loss) from continuing operations, net of tax	$365	$309	18		$1,177	$(220)	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$30,314	$30,918	(2)		$30,100	$31,239	(4)
Commercial and industrial	44,745	45,404	(1)		44,341	46,264	(4)
Total commercial banking	$75,059	$76,322	(2)		$74,441	$77,503	(4)
Average yield on loans held for investment(1)(3)	2.77%	2.82%	(5)	bps	2.75%	3.23%	(48)	bps
Average deposits	$42,729	$36,278	18%		$41,725	$34,391	21%
Average deposits interest rate	0.15%	0.25%	(10)	bps	0.15%	0.47%	(32)	bps
Net charge-offs	$9	$82	(89)%		$6	$293	(98)%
Net charge-off rate	0.05%	0.43%	(38)	bps	0.01%	0.50%	(49)	bps

(Dollars in millions, except as noted)	September 30, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$33,096	$30,681	8%
Commercial and industrial	46,152	45,099	2
Total commercial banking	$79,248	$75,780	5
Nonperforming loan rate	0.76%	0.86%	(10)	bps
Nonperforming asset rate(4)	0.76	0.86	(10)
Allowance for credit losses(2)	$1,206	$1,658	(27)%
Allowance coverage ratio	1.52%	2.19%	(67)	bps
Deposits	$43,347	$39,590	9%
Loans serviced for others	47,393	44,162	7

27	Capital One Financial Corporation (COF)

__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $166 million and $195 million as of September 30, 2021 and December 31, 2020, respectively.
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
**    Not meaningful.
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020, and changes in financial condition and credit performance between September 30, 2021 and December 31, 2020 include the following:
•Net Interest Income: Net interest income increased by $61 million to $578 million in the third quarter of 2021 primarily driven by higher margins. Net interest income increased by $32 million to $1.6 billion in the first nine months of 2021 primarily driven by higher average deposit balances, partially offset by a one-time charge for unwinding the internal funding related to moving $1.5 billion in loans to held for sale in the second quarter of 2021.
•Non-Interest Income: Non-interest income increased by $69 million to $306 million in the third quarter of 2021 and increased by $148 million to $803 million in the first nine months of 2021 driven by higher activity in our capital markets business.
•Provision for Credit Losses: Provision for credit losses was a benefit of $53 million in the third quarter of 2021 resulting from an improvement in our energy loan portfolio, compared to a benefit of $74 million in the third quarter of 2020 driven by an allowance release primarily due to lower loan balances. Provision for credit losses decreased by $1.7 billion to a benefit of $475 million in the first nine months of 2021 resulting from allowance releases due to an improved economic outlook and improvement in our energy loan portfolio, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic as well as credit deterioration in our energy loan portfolio.
•Non-Interest Expense: Non-interest expense increased by $35 million to $459 million in the third quarter of 2021 and increased by $34 million to $1.3 billion in the first nine months of 2021 primarily driven by continued investment in infrastructure and technology.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $3.5 billion to $79.2 billion as of September 30, 2021 from December 31, 2020 driven by growth across our commercial loan portfolio.
◦Average loans held for investment decreased by $1.3 billion to $75.1 billion in the third quarter of 2021 compared to the third quarter of 2020 and decreased by $3.1 billion to $74.4 billion in the first nine months of 2021 compared to the first nine months of 2020 driven by higher utilization of credit lines in 2020 due to the COVID-19 pandemic.
•Deposits: Period-end deposits increased by $3.8 billion to $43.3 billion as of September 30, 2021 from December 31, 2020 primarily driven by elevated client liquidity.
•Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 38 basis points to 0.05% in the third quarter of 2021 driven by lower net charge-offs in our energy and real estate loan portfolios. The net charge-off rate decreased by 49 basis points to 0.01% in the first nine months of 2021 primarily driven by lower net charge-offs in our energy loan portfolio.
The nonperforming loan rate decreased by 10 basis points to 0.76% as of September 30, 2021 from December 31, 2020 driven by improvements in our energy loan portfolio, partially offset by isolated credit downgrades in our real estate portfolio.

28	Capital One Financial Corporation (COF)

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
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.
Table 13 summarizes the financial results of our Other category for the periods indicated.
Table 13: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Selected income statement data:
Net interest loss	$(201)	$(158)	27%	$(336)	$(75)	**
Non-interest income (loss)	(22)	469	**	(164)	392	**
Total net revenue (loss)(1)	(223)	311	**	(500)	317	**
Provision (benefit) for credit losses	—	(2)	**	(2)	2	**
Non-interest expense	117	110	6	349	568	(39)%
Income (loss) from continuing operations before income taxes	(340)	203	**	(847)	(253)	**
Income tax provision (benefit)	(140)	316	**	(431)	(102)	**
Loss from continuing operations, net of tax	$(200)	$(113)	77	$(416)	$(151)	175
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $87 million to a loss of $200 million in the third quarter of 2021, primarily driven by the absence of a gain on our equity investment in Snowflake Inc. in the third quarter of 2020, partially offset by an increase in income tax benefit due to a change from pre-tax income in 2020 to pre-tax loss in 2021, and the relative impact of the tax credits.
Loss from continuing operations increased by $265 million to a loss of $416 million in the first nine months of 2021, primarily driven by the absence of a gain on our equity investment in Snowflake Inc. in the third quarter of 2020, and reduced funding needs of our business segments in the first nine months of 2021. These drivers were partially offset by an increase in income tax benefit due to a higher pre-tax loss and the relative impact of the tax credits, as well as lower legal reserve builds in non-interest expense.

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

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2021
There were no relevant new accounting standards issued but not adopted as of September 30, 2021. See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2021.

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
Following the tailoring of the Basel III Capital Rules, the Company, as a bank holding company (“BHC”) with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, is a Category III institution.
The Banks, as subsidiaries of a Category III institution, are Category III banks. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations.
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
As a Category III institution, effective January 1, 2020, we are no longer subject to the Basel III Advanced Approaches framework and certain associated capital requirements, and we have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. We remain subject to

30	Capital One Financial Corporation (COF)

the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement of 3.0%.
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
Pursuant to the Stress Capital Buffer Rule, the Federal Reserve uses the results of its supervisory stress test to determine the size of a BHC’s stress capital buffer requirement. In particular, a BHC’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the BHC’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the BHC’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the BHC’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
Under the Stress Capital Buffer Rule framework, the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (which will be recalibrated every year based on the Company’s supervisory stress test results), any G-SIB surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and Federal Deposit Insurance Corporation (the “FDIC”), hereafter collectively referred to as the “Federal Banking Agencies”, set an earlier effective date.
Based on the Company’s 2020 supervisory stress testing results, the Company’s stress capital buffer requirement was 5.6% for the period from October 1, 2020 through September 30, 2021. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework were 10.1%, 11.6% and 13.6%, respectively, for the period from October 1, 2020 through September 30, 2021.
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
The Stress Capital Buffer Rule does not apply to the Banks. The capital conservation buffer for the Banks continues to be fixed at 2.5%. Accordingly, each Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5% respectively.
If we fail to maintain our capital ratios above the minimum capital requirements plus the applicable buffer requirements, we will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of September 30, 2021 and December 31, 2020, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the buffer requirements applicable to them, and each of the Banks was “well capitalized” under PCA requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of September 30, 2021, the

31	Capital One Financial Corporation (COF)

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

32	Capital One Financial Corporation (COF)

Table 14 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the PCA well-capitalized level for each ratio, where applicable, as of September 30, 2021 and December 31, 2020.
Table 14: Capital Ratios Under Basel III(1)(2)

	September 30, 2021			December 31, 2020
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.8%	4.5%	N/A	13.7%	4.5%	N/A
Tier 1 capital(4)	15.7	6.0	6.0%	15.3	6.0	6.0%
Total capital(5)	18.2	8.0	10.0	17.7	8.0	10.0
Tier 1 leverage(6)	12.2	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(7)(8)	10.4	3.0	N/A	10.7	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	18.3	4.5	6.5	21.5	4.5	6.5
Tier 1 capital(4)	18.3	6.0	8.0	21.5	6.0	8.0
Total capital(5)	19.9	8.0	10.0	23.4	8.0	10.0
Tier 1 leverage(6)	16.1	4.0	5.0	18.3	4.0	5.0
Supplementary leverage(7)	12.9	3.0	N/A	14.7	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	11.7	4.5	6.5	12.4	4.5	6.5
Tier 1 capital(4)	11.7	6.0	8.0	12.4	6.0	8.0
Total capital(5)	12.9	8.0	10.0	13.7	8.0	10.0
Tier 1 leverage(6)	7.6	4.0	5.0	7.6	4.0	5.0
Supplementary leverage(7)	6.8	3.0	N/A	6.9	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of September 30, 2021 are preliminary. As we continue to validate our data, the calculations are subject to change until we file our September 30, 2021 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

33	Capital One Financial Corporation (COF)

Table 15 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of September 30, 2021 and December 31, 2020.
Table 15: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2021	December 31, 2020
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$58,705	$55,299
Adjustments:
AOCI, net of tax(1)	(33)	(29)
Goodwill, net of related deferred tax liabilities	(14,435)	(14,448)
Intangible assets, net of related deferred tax liabilities	(84)	(86)
Other(2)	(15)	—
Common equity Tier 1 capital	44,138	40,736
Tier 1 capital instruments	5,911	4,847
Tier 1 capital	50,049	45,583
Tier 2 capital instruments	3,762	3,385
Qualifying allowance for credit losses	4,040	3,820
Tier 2 capital	7,802	7,205
Total capital	$57,851	$52,788

Regulatory Capital Metrics
Risk-weighted assets	$318,729	$297,903
Adjusted average assets	411,216	406,762
Total leverage exposure	480,232	427,522
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
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $2.7 billion of shares of our common stock during the third quarter of 2021 and $4.9 billion during the first nine months of 2021. On July 28, 2021, our Board of Directors authorized a special dividend of $0.60 per share of common stock payable in the third quarter of 2021. In addition to the special dividend, the Board of Directors authorized an increase to our quarterly common stock dividend from $0.40 per share to $0.60 per share beginning with our dividend payable in the third quarter of 2021.
For the description of the regulatory capital planning rules we are subject to, see “MD&A—Supervision and Regulation” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K.

34	Capital One Financial Corporation (COF)

Equity Offerings and Transactions
On May 4, 2021, we issued 27,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series L Preferred Stock”). The net proceeds of the offering of Series L Preferred Stock were approximately $653 million after deducting underwriting commissions and offering expenses. Dividends on the Series L Preferred Stock are payable quarterly in arrears at a rate of 4.375% per annum.
On June 10, 2021, we issued 1,000,000 shares of Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, $0.01 par value, with a liquidation preference of $1,000 per share (the “Series M Preferred Stock”). The net proceeds of the offering of Series M Preferred Stock were approximately $988 million, after deducting underwriting commissions and offering expenses. Dividends on the Series M Preferred Stock are payable quarterly in arrears at a rate of 3.950% per annum through August 31, 2026. Effective September 1, 2026, and at every subsequent five-year anniversary, the dividend rate resets to the 5-Year Treasury Rate plus 3.157% per annum.
On July 29, 2021, we issued 17,000,000 depositary shares, each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series N, $0.01 par value, with a liquidation preference of $25 per depositary share (“Series N Preferred Stock”). The net proceeds of the offering of Series N Preferred Stock were approximately $412 million after deducting underwriting commissions and offering expenses. Dividends on the Series N Preferred Stock are payable quarterly in arrears at a rate of 4.25% per annum.
On September 1, 2021, we redeemed all outstanding shares of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E for $1.0 billion. The redemption reduced our net income available to common shareholders by $12 million in the third quarter of 2021 as we recognized the previously deferred issuance costs associated with this series.
On October 18, 2021, we announced that we will redeem all outstanding shares of our Fixed Rate 5.20% Non-Cumulative Perpetual Preferred Stock, Series G, and our Fixed Rate 6.00% Non-Cumulative Perpetual Preferred Stock, Series H, on December 1, 2021 for an aggregate redemption price of $1.1 billion. We expect these redemptions will reduce our net income available to common shareholders by approximately $34 million in the fourth quarter of 2021 as we recognize the previously deferred issuance costs associated with these series. For additional information on the expected preferred stock dividends to be paid in the fourth quarter of 2021 and per quarter in 2022, see “MD&A—Executive Summary and Business Outlook—Business Outlook—Total Company Expectations” in this Report.

35	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first nine months of 2021, we declared and paid common stock dividends of $897 million, or $2.00 per share, and preferred stock dividends of $200 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2021.
Table 16: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2021
					Q3	Q2	Q1
Series E(1)	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$10.06	$10.20	$10.06
Series G	5.200% Non-Cumulative	July 29, 2016	5.200%	Quarterly	13.00	13.00	13.00
Series H	6.000% Non-Cumulative	November 29, 2016	6.000	Quarterly	15.00	15.00	15.00
Series I	5.000% Non-Cumulative	September 11, 2019	5.000	Quarterly	12.50	12.50	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	14.22	—	—
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury +3.157%	Quarterly	8.89	—	—
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	—	—	—
__________
(1)On September 1, 2021, we redeemed all outstanding shares of our preferred stock Series E.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of September 30, 2021, funds available for dividend payments from COBNA and CONA were $1.1 billion and $715 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $2.7 billion of shares of our common stock during the third quarter of 2021 and $4.9 billion during the first nine months of 2021.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2020 Form 10-K.

36	Capital One Financial Corporation (COF)

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
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

37	Capital One Financial Corporation (COF)

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

38	Capital One Financial Corporation (COF)

Portfolio Composition of Loans Held for Investment
We provide a variety of lending products. Our primary products include credit cards, auto loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2020 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $6.3 billion and $2.7 billion as of September 30, 2021 and December 31, 2020, respectively.
Table 17 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2021 and December 31, 2020.
Table 17: Portfolio Composition of Loans Held for Investment

	September 30, 2021		December 31, 2020
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$99,258	38.0%	$98,504	39.1%
International card businesses	5,772	2.2	8,452	3.4
Total credit card	105,030	40.2	106,956	42.5
Consumer Banking:
Auto	74,716	28.6	65,762	26.2
Retail banking(1)	2,396	0.9	3,126	1.2
Total consumer banking	77,112	29.5	68,888	27.4
Commercial Banking:(1)
Commercial and multifamily real estate	33,096	12.7	30,681	12.2
Commercial and industrial	46,152	17.6	45,099	17.9
Total commercial banking	79,248	30.3	75,780	30.1
Total loans held for investment	$261,390	100.0%	$251,624	100.0%
__________
(1)Includes Paycheck Protection Program (“PPP”) loans of $538 million and $182 million in our retail and commercial loan portfolios, respectively, as of September 30, 2021 and $919 million and $238 million as of December 31, 2020, respectively.

39	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of September 30, 2021 and December 31, 2020.
Table 18: Credit Card Portfolio by Geographic Region

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$10,066	9.6%	$9,943	9.3%
Texas	8,278	7.9	8,090	7.6
Florida	6,989	6.7	6,910	6.5
New York	6,384	6.1	6,327	5.9
Pennsylvania	4,147	3.9	4,158	3.9
Illinois	4,103	3.9	4,149	3.9
Ohio	3,590	3.4	3,645	3.4
New Jersey	3,219	3.1	3,179	3.0
Georgia	3,099	3.0	3,046	2.8
Michigan	3,028	2.9	3,010	2.8
Other	46,355	44.0	46,047	43.0
Total domestic credit card	99,258	94.5	98,504	92.1
International card businesses:
Canada	2,947	2.8	5,728	5.4
United Kingdom	2,825	2.7	2,724	2.5
Total international card businesses	5,772	5.5	8,452	7.9
Total credit card	$105,030	100.0%	$106,956	100.0%

40	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of September 30, 2021 and December 31, 2020.
Table 19: Consumer Banking Portfolio by Geographic Region

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,173	11.9%	$8,207	11.9%
California	8,896	11.5	7,573	11.0
Florida	6,354	8.2	5,544	8.1
Georgia	3,292	4.3	2,989	4.3
Pennsylvania	3,061	4.0	2,569	3.7
Ohio	3,051	4.0	2,770	4.0
Illinois	2,840	3.7	2,431	3.5
New York	2,510	3.3	2,267	3.3
Other	35,539	46.0	31,412	45.7
Total auto	74,716	96.9	65,762	95.5
Retail banking:
New York	830	1.1	1,081	1.6
Louisiana	471	0.6	634	0.9
Texas	459	0.6	576	0.8
New Jersey	170	0.2	222	0.3
Maryland	167	0.2	224	0.3
Virginia	125	0.2	179	0.3
Other	174	0.2	210	0.3
Total retail banking	2,396	3.1	3,126	4.5
Total consumer banking	$77,112	100.0%	$68,888	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio of September 30, 2021 and December 31, 2020.
Table 20: Commercial Real Estate Portfolio by Region

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$15,590	47.10%	$17,290	56.35%
South	5,460	16.50	3,806	12.40
Pacific West	5,086	15.37	3,424	11.16
Mid-Atlantic	3,462	10.46	3,344	10.90
Midwest	2,351	7.10	1,993	6.50
Mountain	1,147	3.47	824	2.69
Total	$33,096	100.00%	$30,681	100.00%
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

41	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 21 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2021 and December 31, 2020. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 21: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2021	December 31, 2020
Industry Classification:
Real estate	36%	39%
Finance	24	17
Healthcare	9	11
Business services	6	6
Educational services	4	5
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	3
Other	9	9
Total	100%	100%

42	Capital One Financial Corporation (COF)

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
Table 22 provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2021 and December 31, 2020.
Table 22: Credit Score Distribution

(Percentage of portfolio)	September 30, 2021	December 31, 2020
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	71%	69%
660 or below	29	31
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	49%	46%
621 - 660	20	20
620 or below	31	34
Total	100%	100%
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

43	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2021 and December 31, 2020.
Table 23: 30+ Day Delinquencies

	September 30, 2021				December 31, 2020
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,912	1.93%	$1,912	1.93%	$2,388	2.42%	$2,388	2.42%
International card businesses	189	3.27	193	3.35	221	2.61	234	2.77
Total credit card	2,101	2.00	2,105	2.00	2,609	2.44	2,622	2.45
Consumer Banking:
Auto	2,730	3.65	2,946	3.94	3,140	4.78	3,381	5.14
Retail banking	27	1.15	49	2.05	41	1.32	62	1.99
Total consumer banking	2,757	3.58	2,995	3.88	3,181	4.62	3,443	5.00
Commercial Banking:
Commercial and multifamily real estate	6	0.02	123	0.37	202	0.66	341	1.11
Commercial and industrial	282	0.61	344	0.75	84	0.19	158	0.35
Total commercial banking	288	0.36	467	0.59	286	0.38	499	0.66
Total	$5,146	1.97	$5,567	2.13	$6,076	2.41	$6,564	2.61
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 24 presents our 30+ day delinquent loans, by aging and geography, as of September 30, 2021 and December 31, 2020.
Table 24: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$2,993	1.14%	$3,330	1.32%
60 – 89 days	1,379	0.53	1,485	0.59
> 90 days	1,195	0.46	1,749	0.70
Total	$5,567	2.13%	$6,564	2.61%
Geographic region:
Domestic	$5,374	2.06%	$6,330	2.52%
International	193	0.07	234	0.09
Total	$5,567	2.13%	$6,564	2.61%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

44	Capital One Financial Corporation (COF)

Table 25 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of September 30, 2021 and December 31, 2020. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 25: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$915	0.87%	$1,251	1.17%
Commercial banking	7	0.01	51	0.07
Total	$922	0.35	$1,302	0.52
Geographic region:
Domestic	$848	0.33%	$1,220	0.50%
International	74	1.28	82	0.97
Total	$922	0.35	$1,302	0.52
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

45	Capital One Financial Corporation (COF)

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
Table 26 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2021 and December 31, 2020. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 26: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$9	0.16%	$21	0.24%
Total credit card	9	0.01	21	0.02
Consumer Banking:
Auto	270	0.36	294	0.45
Retail banking	53	2.20	30	0.96
Total consumer banking	323	0.42	324	0.47
Commercial Banking:
Commercial and multifamily real estate	287	0.87	200	0.65
Commercial and industrial	314	0.68	450	1.00
Total commercial banking	601	0.76	650	0.86
Total nonperforming loans held for investment(3)	$933	0.35	$995	0.40
Other nonperforming assets(4)	42	0.02	45	0.01
Total nonperforming assets	$975	0.37	$1,040	0.41
__________
(1)We recognized interest income for loans classified as nonperforming of $21 million and $22 million in the first nine months of 2021 and 2020, respectively. Interest income foregone related to nonperforming loans was $40 million and $40 million in the first nine months of 2021 and 2020, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.58% and 0.65% as of September 30, 2021 and December 31, 2020, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

46	Capital One Financial Corporation (COF)

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
Table 27 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2021 and 2020.
Table 27: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$327	1.36%	$885	3.64%	$1,436	2.05%	$3,359	4.31%
International card businesses	39	2.72	58	2.89	134	2.45	231	3.71
Total credit card	366	1.43	943	3.58	1,570	2.08	3,590	4.26
Consumer Banking:
Auto	34	0.18	36	0.23	90	0.17	445	0.95
Retail banking	17	2.45	12	1.38	41	1.82	41	1.80
Total consumer banking	51	0.27	48	0.28	131	0.24	486	0.99
Commercial Banking:
Commercial and multifamily real estate	1	0.01	32	0.41	9	0.04	39	0.17
Commercial and industrial	8	0.07	50	0.45	(3)	(0.01)	254	0.73
Total commercial banking	9	0.05	82	0.43	6	0.01	293	0.50
Total net charge-offs	$426	0.67	$1,073	1.72	$1,707	0.92	$4,369	2.28
Average loans held for investment	$253,101		$249,511		$247,867		$255,232
__________
(1)Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

47	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides banking organizations with TDR relief for loan modifications to current borrowers impacted by the COVID-19 pandemic. The majority of enrollments in our COVID-19 programs through September 30, 2021 would generally not have resulted in TDR classification under our existing policies as the concession granted was insignificant. We consider the impact of all loan modifications, including those classified as TDRs and those offered in response to the COVID-19 pandemic, when estimating the credit quality of our loan portfolio and establishing allowance levels.
Table 28 presents our amortized cost of loans modified in TDRs as of September 30, 2021 and December 31, 2020, which excludes loan modifications that do not meet the definition of a TDR and loans that received relief under the guidance issued by the Federal Banking Agencies and contained in the CARES Act in response to the COVID-19 pandemic.
Table 28: Troubled Debt Restructurings

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$412	24.2%	$511	24.5%
International card businesses	179	10.5	217	10.4
Total credit card	591	34.7	728	34.9
Consumer banking:
Auto	600	35.2	615	29.5
Retail banking	12	0.7	18	0.9
Total consumer banking	612	35.9	633	30.4
Commercial banking	500	29.4	723	34.7
Total	$1,703	100.0%	$2,084	100.0%
Status of TDRs:
Performing	$1,357	79.7%	$1,718	82.4%
Nonperforming	346	20.3	366	17.6
Total	$1,703	100.0%	$2,084	100.0%
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
We provide additional information on modified loans accounted for as TDRs, including the performance of those loans

48	Capital One Financial Corporation (COF)

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
Table 29 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2021 and 2020, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 29: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2021	$8,489	$384	$8,873	$2,122	$81	$2,203	$1,270	$12,346
Charge-offs	(658)	(77)	(735)	(244)	(20)	(264)	(20)	(1,019)
Recoveries(1)	331	38	369	210	3	213	11	593
Net charge-offs	(327)	(39)	(366)	(34)	(17)	(51)	(9)	(426)
Provision (benefit) for credit losses	(200)	2	(198)	(100)	9	(91)	(55)	(344)
Allowance build (release) for credit losses	(527)	(37)	(564)	(134)	(8)	(142)	(64)	(770)
Other changes(4)	6	(9)	(3)	—	—	—	—	(3)
Balance as of September 30, 2021	7,968	338	8,306	1,988	73	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of June 30, 2021	—	—	—	—	—	—	164	164
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	2	2
Balance as of September 30, 2021	—	—	—	—	—	—	166	166
Combined allowance and reserve as of September 30, 2021	$7,968	$338	$8,306	$1,988	$73	$2,061	$1,372	$11,739

49	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(2,436)	(259)	(2,695)	(813)	(53)	(866)	(47)	(3,608)
Recoveries(1)	1,000	125	1,125	723	12	735	41	1,901
Net charge-offs	(1,436)	(134)	(1,570)	(90)	(41)	(131)	(6)	(1,707)
Provision (benefit) for credit losses	(1,252)	(73)	(1,325)	(537)	14	(523)	(446)	(2,294)
Allowance build (release) for credit losses	(2,688)	(207)	(2,895)	(627)	(27)	(654)	(452)	(4,001)
Other changes(4)	6	4	10	—	—	—	—	10
Balance as of September 30, 2021	7,968	338	8,306	1,988	73	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(29)	(29)
Balance as of September 30, 2021	—	—	—	—	—	—	166	166
Combined allowance and reserve as of September 30, 2021	$7,968	$338	$8,306	$1,988	$73	$2,061	$1,372	$11,739

	Three Months Ended September 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2020	$11,569	$522	$12,091	$2,726	$112	$2,838	$1,903	$16,832
Charge-offs	(1,198)	(98)	(1,296)	(280)	(15)	(295)	(88)	(1,679)
Recoveries(1)	313	40	353	244	3	247	6	606
Net charge-offs	(885)	(58)	(943)	(36)	(12)	(48)	(82)	(1,073)
Provision (benefit) for credit losses	378	72	450	(43)	—	(43)	(51)	356
Allowance build (release) for credit losses	(507)	14	(493)	(79)	(12)	(91)	(133)	(717)
Other changes(2)	—	14	14	—	—	—	—	14
Balance as of September 30, 2020	11,062	550	11,612	2,647	100	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of June 30, 2020	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(23)	(23)
Balance as of September 30, 2020	—	—	—	—	—	—	195	195
Combined allowance and reserve as of September 30, 2020	$11,062	$550	$11,612	$2,647	$100	$2,747	$1,965	$16,324

50	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2020
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(3)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	7,673	425	8,098	1,461	79	1,540	877	10,515
Charge-offs	(4,406)	(351)	(4,757)	(1,155)	(52)	(1,207)	(303)	(6,267)
Recoveries(1)	1,047	120	1,167	710	11	721	10	1,898
Net charge-offs	(3,359)	(231)	(3,590)	(445)	(41)	(486)	(293)	(4,369)
Provision (benefit) for credit losses	6,748	348	7,096	1,631	62	1,693	1,186	9,975
Allowance build (release) for credit losses	3,389	117	3,506	1,186	21	1,207	893	5,606
Other changes(2)	—	8	8	—	—	—	—	8
Balance as of September 30, 2020	11,062	550	11,612	2,647	100	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	23	23
Balance as of September 30, 2020	—	—	—	—	—	—	195	195
Combined allowance and reserve as of September 30, 2020	$11,062	$550	$11,612	$2,647	$100	$2,747	$1,965	$16,324
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
(4)Represents foreign currency translation adjustments and an initial allowance for purchased credit-deteriorated loans of $6 million.

51	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 30 presents the allowance coverage ratios as of September 30, 2021 and December 31, 2020.
Table 30: Allowance Coverage Ratios for Specified Loan Category

	September 30, 2021			December 31, 2020
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$8,306	$2,105	394.50%	$11,191	$2,622	426.80%
Consumer Banking	2,061	2,995	68.83	2,715	3,443	78.85
Commercial Banking	1,206	601	200.51	1,658	650	254.97
Total	$11,573	261,390	4.43	$15,564	251,624	6.19
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses decreased by $4.0 billion to $11.6 billion, and our allowance coverage ratio decreased by 176 basis points to 4.43% as of September 30, 2021 from December 31, 2020, driven by strong credit performance and improved economic outlook.

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
Table 31 below presents the composition of our liquidity reserves as of September 30, 2021 and December 31, 2020.
Table 31: Liquidity Reserves

(Dollars in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$26,624	$40,509
Investment securities available for sale, at fair value	98,149	100,445
FHLB borrowing capacity secured by loans	7,852	10,162
Outstanding FHLB advances and letters of credit secured by loans	(41)	(72)
Investment securities encumbered for Public Funds and others	(8,191)	(7,052)
Total liquidity reserves	$124,393	$143,992
Our liquidity reserves decreased by $19.6 billion to $124.4 billion as of September 30, 2021 from December 31, 2020 primarily driven by a decrease in cash and cash equivalents. See “MD&A—Risk Management” in our 2020 Form 10-K for additional information on our management of liquidity risk.

52	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2021 was 143%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K for additional information.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances and the Federal Reserve Discount Window. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of September 30, 2021, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $18.8 billion, of which $41 million was used. Our FHLB membership is supported by our investment in FHLB stock of $32 million and $30 million as of September 30, 2021 and December 31, 2020, respectively, which was determined in part based on our outstanding advances. As of September 30, 2021, we pledged loans to secure a borrowing capacity of $19.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both September 30, 2021 and December 31, 2020.
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

53	Capital One Financial Corporation (COF)

Deposits
Table 32 provides a comparison of average balances, interest expense and average deposits interest rates for the third quarter and first nine months of 2021 and 2020.
Table 32: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$45,511	$19	0.17%	$38,115	$25	0.26%
Saving deposits(2)	202,955	156	0.30	196,575	287	0.58
Time deposits less than $100,000	14,796	42	1.12	26,626	112	1.67
Total interest-bearing core deposits	263,262	217	0.33	261,316	424	0.65
Time deposits of $100,000 or more	6,016	11	0.70	15,023	52	1.40
Total interest-bearing deposits	$269,278	$228	0.34	$276,339	$476	0.69

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$44,153	$56	0.17%	$36,201	$106	0.39%
Saving deposits(2)	203,127	472	0.31	179,643	1,085	0.81
Time deposits less than $100,000	17,136	153	1.19	27,477	407	1.98
Total interest-bearing core deposits	264,416	681	0.34	243,321	1,598	0.88
Time deposits of $100,000 or more	7,606	53	0.93	16,310	220	1.81
Total interest-bearing deposits	$272,022	$734	0.36	$259,631	$1,818	0.93
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of September 30, 2021 and December 31, 2020, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2020 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased, securities loaned or sold under agreements to repurchase, increased by $157 million to $825 million as of September 30, 2021 from December 31, 2020 driven by an increase in repurchase agreement activity.
Our long-term debt, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $3.2 billion to $36.7 billion as of September 30, 2021 from December 31, 2020 primarily driven by redemptions of our senior debt, partially offset by the issuance of subordinated debt. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”

54	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the third quarter and first nine months of 2021 and 2020.
Table 33: Long-Term Funding

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Securitized debt obligations	$3,000	$—	$865	$2,159
Senior and subordinated notes	1,000	—	1,766	—
Total	$4,000	$—	$2,631	$2,159

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Securitized debt obligations	$3,000	$1,250	$2,638	$5,752
Senior and subordinated notes	1,000	4,000	3,851	7,092
Total	$4,000	$5,250	$6,489	$12,844
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2021 and December 31, 2020.
Table 34: Senior Long-Term Debt Credit Ratings

	September 30, 2021			December 31, 2020
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	A3	A3	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A	A	A-	A-	A-
As of October 25, 2021, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.

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

55	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has decreased as compared to December 31, 2020, mainly due to the increase in long-term interest rates and a decrease in cash balance.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increases in higher interest rate scenarios, while decreasing in a lower interest rate scenario. Similar to the changes in net interest income sensitivity, our current economic value of equity sensitivity to upward shocks has also decreased as compared to December 31, 2020 mainly due to the increase in long term interest rates and a decrease in cash balance.
Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of September 30, 2021 and December 31, 2020. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.

56	Capital One Financial Corporation (COF)

Table 35: Interest Rate Sensitivity Analysis

	September 30, 2021	December 31, 2020
Estimated impact on projected baseline net interest income:
+200 basis points	4.3%	5.6%
+100 basis points	3.4	4.3
+50 basis points	1.9	2.4
–50 basis points	(1.4)	(0.9)
Estimated impact on economic value of equity:
+200 basis points	0.7	4.2
+100 basis points	2.8	6.0
+50 basis points	2.0	4.0
–50 basis points	(3.4)	(7.0)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 415 million GBP and 320 million GBP as of September 30, 2021 and December 31, 2020, respectively, and 4.7 billion CAD and 5.3 billion CAD as of September 30, 2021 and December 31, 2020, respectively. Our EUR-denominated borrowings outstanding were 1.3 billion EUR as of both September 30, 2021 and December 31, 2020.

57	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.8 billion GBP and 1.7 billion GBP as of September 30, 2021 and December 31, 2020, respectively, and 1.8 billion CAD and 1.5 billion CAD as of September 30, 2021 and December 31, 2020, respectively.
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

In the U.S., the Secured Overnight Financing Rate (“SOFR”) has been selected as the preferred alternative rate for certain U.S. dollar derivative and cash instruments. While SOFR continues to be the industry recommended replacement rate for LIBOR, some market participants have begun using alternate rates featuring a credit-sensitive element. We are continuing to evaluate the different LIBOR alternatives and how their progression will impact our transition efforts.
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
We have made progress on our transition efforts as we continue to insert LIBOR transition language (“fallback language”) in new and existing lending contracts as well as in derivatives contracts and agreements that adheres to the International Swaps and Derivatives Association (“ISDA”) fallback protocol. Furthermore, we continue to originate loans and transact in instruments indexed to SOFR and other LIBOR replacement rates.
We also continue to focus our transition efforts on:
•monitoring market developments and managing our activities related to SOFR and other LIBOR replacement indexes;
•reviewing existing legal contracts and agreements and assessing fallback language impacts;
•monitoring and reducing our inventory of LIBOR exposures;
•building internal operational readiness and risk management processes, including exposure reporting;

58	Capital One Financial Corporation (COF)

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

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2020 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2021 and for the period ended June 30, 2021 under “Part I—Item 2. MD&A—Supervision and Regulation.”

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

59	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	September 30, 2021	December 31, 2020
Tangible Common Equity (Period-End):
Stockholders’ equity	$63,544	$60,204
Goodwill and intangible assets(1)	(14,766)	(14,809)
Noncumulative perpetual preferred stock	(5,912)	(4,847)
Tangible common equity	$42,866	$40,548
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$64,682	$59,389
Goodwill and intangible assets(1)	(14,777)	(14,824)
Noncumulative perpetual preferred stock	(6,452)	(5,168)
Tangible common equity	$43,453	$39,397
Tangible Assets (Period-End):
Total assets	$425,377	$421,602
Goodwill and intangible assets(1)	(14,766)	(14,809)
Tangible assets	$410,611	$406,793
Tangible Assets (Quarterly Average):
Total assets	$424,506	$420,011
Goodwill and intangible assets(1)	(14,777)	(14,824)
Tangible assets	$409,729	$405,187
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	10.4%	10.0%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

61	Capital One Financial Corporation (COF)

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
COBNA: Capital One Bank (USA), National Association, one of our fully owned subsidiaries, which offers credit card products along with other lending products and consumer services.
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
Credit risk: The risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

62	Capital One Financial Corporation (COF)

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

63	Capital One Financial Corporation (COF)

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

64	Capital One Financial Corporation (COF)

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

65	Capital One Financial Corporation (COF)

Acronyms
AML: Anti-money laundering
ABS: Asset-backed securities
AOCI: Accumulated other comprehensive income
ARRC: Alternative Reference Rates Committee
ASU: Accounting Standards Update
ASC: Accounting Standards Codification
ATM: Automated teller machine
BHC: Bank holding company
bps: Basis points
CAD: Canadian dollar
CARES: Coronavirus Aid, Relief, and Economic Security
CCAR: Comprehensive Capital Analysis and Review
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CDE: Community development entities
CECL: Current expected credit loss
CET1: Common equity Tier 1 capital
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
COVID-19: Coronavirus disease of 2019
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
IBOR: Interbank Offered Rate
IRM: Independent Risk Management
LCH: LCH Group

66	Capital One Financial Corporation (COF)

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
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VIE: Variable interest entity
XBRL: Extensible business reporting language

67	Capital One Financial Corporation (COF)

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2021	2020	2021	2020
Interest income:
Loans, including loans held for sale	$6,205	$5,758	$17,812	$18,120
Investment securities	317	443	1,078	1,455
Other	16	14	48	67
Total interest income	6,538	6,215	18,938	19,642
Interest expense:
Deposits	228	476	734	1,818
Securitized debt obligations	29	43	89	198
Senior and subordinated notes	116	132	367	551
Other borrowings	9	9	27	35
Total interest expense	382	660	1,217	2,602
Net interest income	6,156	5,555	17,721	17,040
Provision (benefit) for credit losses	(342)	331	(2,325)	10,000
Net interest income after provision for credit losses	6,498	5,224	20,046	7,040
Non-interest income:
Interchange fees, net	1,022	775	2,855	2,199
Service charges and other customer-related fees	407	320	1,143	905
Net securities gains	2	25	6	25
Other	243	706	592	1,017
Total non-interest income	1,674	1,826	4,596	4,146
Non-interest expense:
Salaries and associate benefits	1,852	1,719	5,480	5,050
Occupancy and equipment	481	506	1,476	1,546
Marketing	751	283	1,872	1,047
Professional services	358	327	991	918
Communications and data processing	319	310	936	920
Amortization of intangibles	5	14	16	52
Other	420	389	1,121	1,514
Total non-interest expense	4,186	3,548	11,892	11,047
Income from continuing operations before income taxes	3,986	3,502	12,750	139
Income tax provision (benefit)	882	1,096	2,782	(10)
Income from continuing operations, net of tax	3,104	2,406	9,968	149
Income (loss) from discontinued operations, net of tax	0	0	(3)	(1)
Net income	3,104	2,406	9,965	148
Dividends and undistributed earnings allocated to participating securities	(26)	(20)	(84)	(5)
Preferred stock dividends	(79)	(67)	(200)	(212)
Issuance cost for redeemed preferred stock	(12)	0	(12)	(22)
Net income (loss) available to common stockholders	$2,987	$2,319	$9,669	$(91)
Basic earnings per common share:
Net income (loss) from continuing operations	$6.81	$5.07	$21.53	$(0.20)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income (loss) per basic common share	$6.81	$5.07	$21.52	$(0.20)
Diluted earnings per common share:
Net income (loss) from continuing operations	$6.78	$5.06	$21.45	$(0.20)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income (loss) per diluted common share	$6.78	$5.06	$21.44	$(0.20)

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net income	$3,104	$2,406	$9,965	$148
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	(208)	1	(1,305)	1,447
Net unrealized gains (losses) on hedging relationships	(195)	(175)	(827)	1,256
Foreign currency translation adjustments	(27)	28	1	(16)
Other	(2)	(2)	(3)	(2)
Other comprehensive income (loss), net of tax	(432)	(148)	(2,134)	2,685
Comprehensive income	$2,672	$2,258	$7,831	$2,833

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,444	$4,708
Interest-bearing deposits and other short-term investments	21,180	35,801
Total cash and cash equivalents	26,624	40,509
Restricted cash for securitization investors	234	262
Securities available for sale (amortized cost of $97.0 billion and $97.6 billion and allowance for credit losses of $1 million as of both September 30, 2021 and December 31, 2020)	98,149	100,445
Loans held for investment:
Unsecuritized loans held for investment	238,475	225,698
Loans held in consolidated trusts	22,915	25,926
Total loans held for investment	261,390	251,624
Allowance for credit losses	(11,573)	(15,564)
Net loans held for investment	249,817	236,060
Loans held for sale ($1.7 billion and $596 million carried at fair value as of September 30, 2021 and December 31, 2020, respectively)	6,300	2,710
Premises and equipment, net	4,204	4,287
Interest receivable	1,418	1,471
Goodwill	14,652	14,653
Other assets	23,979	21,205
Total assets	$425,377	$421,602

Liabilities:
Interest payable	$241	$352
Deposits:
Non-interest-bearing deposits	36,804	31,142
Interest-bearing deposits	269,134	274,300
Total deposits	305,938	305,442
Securitized debt obligations	12,635	12,414
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	825	668
Senior and subordinated notes	23,983	27,382
Other borrowings	58	75
Total other debt	24,866	28,125
Other liabilities	18,153	15,065
Total liabilities	361,833	361,398
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 6,075,000 and 4,975,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 684,515,909 and 679,932,837 shares issued as of September 30, 2021 and December 31, 2020, respectively; 430,375,948 and 458,972,202 shares outstanding as of September 30, 2021 and December 31, 2020, respectively)	7	7
Additional paid-in capital, net	35,051	33,480
Retained earnings	48,944	40,088
Accumulated other comprehensive income	1,360	3,494
Treasury stock, at cost (par value $0.01 per share; 254,139,961 and 220,960,635 shares as of September 30, 2021 and December 31, 2020, respectively)	(21,818)	(16,865)
Total stockholders’ equity	63,544	60,204
Total liabilities and stockholders’ equity	$425,377	$421,602

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income (loss)						3,325	(1,711)		1,614
Dividends—common stock(1)			13,356	0	1	(185)			(184)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(575)	(575)
Issuances of common stock and restricted stock, net of forfeitures			2,531,966	0	60				60
Exercises of stock options			283,398	0	19				19
Compensation expense for restricted stock units					111				111
Balance as of March 31, 2021	4,975,000	$0	682,761,557	$7	$33,671	$43,167	$1,783	$(17,440)	$61,188
Comprehensive income						3,536	9		3,545
Dividends—common stock(1)			4,954	0	1	(182)			(181)
Dividends—preferred stock						(60)			(60)
Purchases of treasury stock								(1,668)	(1,668)
Issuances of common stock and restricted stock, net of forfeitures			583,779	0	60				60
Exercises of stock options			209,528	0	15				15
Issuances of preferred stock	1,675,000	0			1,641				1,641
Compensation expense for restricted stock units					84				84
Balance as of June 30, 2021	6,650,000	$0	683,559,818	$7	$35,472	$46,461	$1,792	$(19,108)	$64,624
Comprehensive income (loss)						3,104	(432)		2,672
Dividends—common stock(1)			6,531	0	1	(530)			(529)
Dividends—preferred stock						(79)			(79)
Purchases of treasury stock								(2,710)	(2,710)
Issuances of common stock and restricted stock, net of forfeitures			531,629	0	71				71
Exercises of stock options			417,931	0	20				20
Issuances of preferred stock	425,000	0			412				412
Redemptions of preferred stock	(1,000,000)	0			(988)	(12)			(1,000)
Compensation expense for restricted stock units					63				63
Balance as of September 30, 2021	6,075,000	$0	684,515,909	$7	$35,051	$48,944	$1,360	$(21,818)	$63,544

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income (loss)						(1,340)	2,531		1,191
Dividends—common stock(1)			23,213	0	2	(187)			(185)
Dividends—preferred stock						(55)			(55)
Purchases of treasury stock								(386)	(386)
Issuances of common stock and restricted stock, net of forfeitures			2,618,628	0	63				63
Exercises of stock options			559,333	0	20				20
Issuances of preferred stock	1,250,000	0			1,209				1,209
Redemptions of preferred stock	(875,000)	0			(853)	(22)			(875)
Compensation expense for restricted stock units and stock options					29				29
Balance as of March 31, 2020	5,350,000	$0	676,170,565	$7	$33,450	$36,552	$3,679	$(16,858)	$56,830
Comprehensive income (loss)						(918)	302		(616)
Dividends—common stock(1)			6,521	0	0	(183)			(183)
Dividends—preferred stock						(90)			(90)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			1,041,311	0	58				58
Exercises of stock options			8,410	0	0				0
Compensation expense for restricted stock units and stock options					48				48
Balance as of June 30, 2020	5,350,000	$0	677,226,807	$7	$33,556	$35,361	$3,981	$(16,860)	$56,045
Comprehensive income (loss)						2,406	(148)		2,258
Dividends—common stock(1)			1,608	0	0	(47)			(47)
Dividends—preferred stock						(67)			(67)
Purchases of treasury stock								(2)	(2)
Issuances of common stock and restricted stock, net of forfeitures			1,073,323	0	63				63
Exercises of stock options			16,591	0	1				1
Issuances of preferred stock	125,000	0			121				121
Compensation expense for restricted stock units and stock options					52				52
Balance as of September 30, 2020	5,475,000	$0	678,318,329	$7	$33,793	$37,653	$3,833	$(16,862)	$58,424
__________
(1)We declared dividends per share on our common stock of $1.20 and $0.10 in the third quarter of 2021 and 2020, respectively, and $2.00 and $0.90 in the first nine months of 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Operating activities:
Income from continuing operations, net of tax	$9,968	$149
Loss from discontinued operations, net of tax	(3)	(1)
Net income	9,965	148
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	(2,325)	10,000
Depreciation and amortization, net	2,628	2,701
Deferred tax provision (benefit)	580	(1,420)
Net securities losses (gains)	(6)	(25)
Gain on sales of loans	(8)	(15)
Stock-based compensation expense	270	128
Other (including (gains) and losses from equity investments)	8	(477)
Loans held for sale:
Originations and purchases	(7,011)	(6,739)
Proceeds from sales and paydowns	6,227	5,833
Changes in operating assets and liabilities:
Changes in interest receivable	59	207
Changes in other assets	(4,833)	1,052
Changes in interest payable	(111)	(107)
Changes in other liabilities	2,211	785
Net change from discontinued operations	(6)	1
Net cash from operating activities	7,648	12,072
Investing activities:
Securities available for sale:
Purchases	(21,951)	(35,189)
Proceeds from paydowns and maturities	20,795	15,593
Proceeds from sales	1,735	812
Loans:
Net changes in loans held for investment	(16,185)	9,083
Principal recoveries of loans previously charged off	1,901	1,898
Net purchases of premises and equipment	(504)	(543)
Net cash from acquisition activities	(551)	(7)
Net cash from other investing activities	(286)	(564)
Net cash from investing activities	(15,046)	(8,917)

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Financing activities:
Deposits and borrowings:
Changes in deposits	$597	$42,763
Issuance of securitized debt obligations	2,991	1,248
Maturities and paydowns of securitized debt obligations	(2,638)	(5,752)
Issuance of senior and subordinated notes and long-term FHLB advances	996	3,987
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(3,851)	(7,156)
Changes in other borrowings	139	(6,636)
Common stock:
Net proceeds from issuances	191	184
Dividends paid	(894)	(415)
Preferred stock:
Net proceeds from issuances	2,053	1,330
Dividends paid	(200)	(212)
Redemptions	(1,000)	(875)
Purchases of treasury stock	(4,953)	(390)
Proceeds from share-based payment activities	54	21
Net cash from financing activities	(6,515)	28,097
Changes in cash, cash equivalents and restricted cash for securitization investors	(13,913)	31,252
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	40,771	13,749
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$26,858	$45,001
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$4,577	$2,173
Interest paid	1,703	2,944
Income tax paid	1,672	625

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of September 30, 2021, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit card products along with other lending products and consumer services; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
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

76	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Nine Months Ended September 30, 2021

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Accounting Simplification ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes Issued December 2019	Simplifies various aspects of the guidance on accounting for income taxes.	We adopted this guidance in the first quarter of 2021 using the modified retrospective and prospective methods of adoption.

Our adoption of this standard did not have a material impact on our consolidated financial statements.

77	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both September 30, 2021 and December 31, 2020.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2021 and December 31, 2020. Accrued interest receivable of $227 million and $230 million as of September 30, 2021, and December 31, 2020, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	September 30, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,094	$0	$15	$0	$9,109
RMBS:
Agency	73,924	0	1,325	(617)	74,632
Non-agency	844	(1)	206	0	1,049
Total RMBS	74,768	(1)	1,531	(617)	75,681
Agency CMBS	9,973	0	265	(41)	10,197
Other securities(1)	3,154	0	8	0	3,162
Total investment securities available for sale	$96,989	$(1)	$1,819	$(658)	$98,149

	December 31, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,302	$0	$16	$0	$9,318
RMBS:
Agency	73,248	0	2,326	(108)	75,466
Non-agency	1,035	(1)	204	(1)	1,237
Total RMBS	74,283	(1)	2,530	(109)	76,703
Agency CMBS	11,298	0	448	(11)	11,735
Other securities(1)	2,686	0	3	0	2,689
Total investment securities available for sale	$97,569	$(1)	$2,997	$(120)	$100,445
__________
(1)Includes $2.3 billion and $1.8 billion of asset-backed securities (“ABS”) as of September 30, 2021, and December 31, 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

78	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$35,415	$(519)	$4,068	$(98)	$39,483	$(617)
Non-agency	0	0	1	0	1	0
Total RMBS	35,415	(519)	4,069	(98)	39,484	(617)
Agency CMBS	1,746	(26)	561	(15)	2,307	(41)
Other securities(1)	470	0	0	0	470	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$37,631	$(545)	$4,630	$(113)	$42,261	$(658)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$7,424	$(57)	$1,791	$(51)	$9,215	$(108)
Non-agency	12	0	0	0	12	0
Total RMBS	7,436	(57)	1,791	(51)	9,227	(108)
Agency CMBS	1,545	(7)	267	(4)	1,812	(11)
Other securities(1)	114	0	1	0	115	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$9,095	$(64)	$2,059	$(55)	$11,154	$(119)
__________
(1)    Includes primarily other asset-backed securities, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 540 and 320 securities in gross unrealized loss positions as of September 30, 2021 and December 31, 2020, respectively.

79	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, by major security type, the contractual maturities and weighted-average yields of our investment securities as of September 30, 2021. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2021
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$5,203	$3,906	$0	$0	$9,109
RMBS(1):
Agency	0	137	1,106	73,389	74,632
Non-agency	0	0	0	1,049	1,049
Total RMBS	0	137	1,106	74,438	75,681
Agency CMBS(1)	570	2,489	4,462	2,676	10,197
Other securities	252	2,585	325	0	3,162
Total securities available for sale	$6,025	$9,117	$5,893	$77,114	$98,149
Amortized cost of securities available for sale	$6,019	$9,062	$5,761	$76,147	$96,989
Weighted-average yield for securities available for sale	0.31%	0.72%	1.66%	1.71%	1.53%
__________
(1)As of September 30, 2021, the weighted-average expected maturities of RMBS and Agency CMBS were 5.3 years and 5.5 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three and nine months ended September 30, 2021, total proceeds from sales of our securities were $1.1 billion and $1.7 billion, respectively, with gains of $2 million and $6 million, respectively. For the three and nine months ended September 30, 2020, total proceeds from the sale of our securities were $668 million and $812 million respectively, with gains of $25 million in both periods.
Securities Pledged and Received
We pledged investment securities totaling $19.6 billion and $16.5 billion as of September 30, 2021 and December 31, 2020, respectively. These securities are primarily pledged to secure FHLB advances and Public Funds deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both September 30, 2021 and December 31, 2020, related to our derivative transactions.

80	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $1.2 billion as of both September 30, 2021 and December 31, 2020, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2021 and December 31, 2020. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$97,346	$646	$425	$841	$1,912	$99,258
International card businesses	5,579	72	45	76	193	5,772
Total credit card	102,925	718	470	917	2,105	105,030
Consumer Banking:
Auto	71,770	1,996	769	181	2,946	74,716
Retail banking	2,347	26	5	18	49	2,396
Total consumer banking	74,117	2,022	774	199	2,995	77,112
Commercial Banking:
Commercial and multifamily real estate	32,973	72	1	50	123	33,096
Commercial and industrial	45,808	181	134	29	344	46,152
Total commercial banking	78,781	253	135	79	467	79,248
Total loans(1)	$255,823	$2,993	$1,379	$1,195	$5,567	$261,390
% of Total loans	97.87%	1.14%	0.53%	0.46%	2.13%	100.00%

81	Capital One Financial Corporation (COF)

	December 31, 2020
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$96,116	$755	$464	$1,169	$2,388	$98,504
International card businesses	8,218	90	58	86	234	8,452
Total credit card	104,334	845	522	1,255	2,622	106,956
Consumer Banking:
Auto	62,381	2,252	907	222	3,381	65,762
Retail banking	3,064	28	19	15	62	3,126
Total consumer banking	65,445	2,280	926	237	3,443	68,888
Commercial Banking:
Commercial and multifamily real estate	30,340	136	22	183	341	30,681
Commercial and industrial	44,941	69	15	74	158	45,099
Total commercial banking	75,281	205	37	257	499	75,780
Total loans(1)	$245,060	$3,330	$1,485	$1,749	$6,564	$251,624
% of Total loans	97.39%	1.32%	0.59%	0.70%	2.61%	100.00%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.4 billion and $1.1 billion as of September 30, 2021 and December 31, 2020, respectively.

82	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of September 30, 2021 and December 31, 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2021			December 31, 2020
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$841	N/A	$0	$1,169	N/A	$0
International card businesses	74	$9	0	82	$21	0
Total credit card	915	9	0	1,251	21	0
Consumer Banking:
Auto	0	270	0	0	294	0
Retail banking	0	53	19	0	30	0
Total consumer banking	0	323	19	0	324	0
Commercial Banking:
Commercial and multifamily real estate	0	287	265	51	200	184
Commercial and industrial	7	314	233	0	450	265
Total commercial banking	7	601	498	51	650	449
Total	$922	$933	$517	$1,302	$995	$449
% of Total loans held for investment	0.35%	0.35%	0.20%	0.52%	0.40%	0.18%
__________
(1)We recognized interest income for loans classified as nonperforming of $1 million and $21 million for the three and nine months ended September 30, 2021, respectively, and $4 million and $22 million for the three and nine months ended September 30, 2020, respectively.
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

83	Capital One Financial Corporation (COF)

The table below presents our credit card portfolio by delinquency status as of September 30, 2021 and December 31, 2020.
Table 3.3: Credit Card Delinquency Status

	September 30, 2021			December 31, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$96,977	$369	$97,346	$95,629	$487	$96,116
30-59 days	632	14	646	734	21	755
60-89 days	417	8	425	451	13	464
Greater than 90 days	832	9	841	1,155	14	1,169
Total domestic credit card	98,858	400	99,258	97,969	535	98,504

International card businesses:
Current	5,534	45	5,579	8,152	66	8,218
30-59 days	67	5	72	79	11	90
60-89 days	41	4	45	47	11	58
Greater than 90 days	72	4	76	76	10	86
Total international card businesses	5,714	58	5,772	8,354	98	8,452
Total credit card	$104,572	$458	$105,030	$106,323	$633	$106,956

84	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of September 30, 2021 and December 31, 2020. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	September 30, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$16,685	$9,696	$5,448	$2,860	$1,475	$462	$36,626	$0	$0	$36,626
621-660	6,093	4,212	2,435	1,276	666	231	14,913	0	0	14,913
620 or below	7,949	7,131	4,321	2,150	1,161	465	23,177	0	0	23,177
Total auto	30,727	21,039	12,204	6,286	3,302	1,158	74,716	0	0	74,716

Retail banking—Delinquency status:
Current	420	324	184	185	187	544	1,844	497	6	2,347
30-59 days	0	1	0	0	0	4	5	20	1	26
60-89 days	0	0	0	0	0	3	3	2	0	5
Greater than 90 days	0	1	0	1	1	5	8	9	1	18
Total retail banking(2)	420	326	184	186	188	556	1,860	528	8	2,396
Total consumer banking	$31,147	$21,365	$12,388	$6,472	$3,490	$1,714	$76,576	$528	$8	$77,112

85	Capital One Financial Corporation (COF)

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$13,352	$8,091	$4,675	$2,810	$1,168	$203	$30,299	$0	$0	$30,299
621-660	5,781	3,631	2,003	1,172	488	109	13,184	0	0	13,184
620 or below	9,550	6,298	3,317	1,985	886	243	22,279	0	0	22,279
Total auto	28,683	18,020	9,995	5,967	2,542	555	65,762	0	0	65,762

Retail banking—Delinquency status:
Current	1,041	233	206	222	167	537	2,406	651	7	3,064
30-59 days	0	0	7	1	2	2	12	15	1	28
60-89 days	0	0	1	0	5	4	10	8	1	19
Greater than 90 days	0	0	0	1	1	4	6	9	0	15
Total retail banking(2)	1,041	233	214	224	175	547	2,434	683	9	3,126
Total consumer banking	$29,724	$18,253	$10,209	$6,191	$2,717	$1,102	$68,196	$683	$9	$68,888
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes PPP loans of $538 million and $919 million as of September 30, 2021 and December 31, 2020, respectively.
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

86	Capital One Financial Corporation (COF)

The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of September 30, 2021 and December 31, 2020. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,663	$3,320	$3,984	$2,583	$924	$4,455	$18,929	$10,950	$0	$29,879
Criticized performing	216	276	406	334	237	1,335	2,804	101	25	2,930
Criticized nonperforming	0	0	8	29	10	240	287	0	0	287
Total commercial and multifamily real estate	3,879	3,596	4,398	2,946	1,171	6,030	22,020	11,051	25	33,096
Commercial and industrial
Noncriticized	8,064	7,519	6,200	3,219	1,913	3,677	30,592	12,677	70	43,339
Criticized performing	150	169	881	260	184	153	1,797	702	0	2,499
Criticized nonperforming	43	57	83	42	8	18	251	63	0	314
Total commercial and industrial	8,257	7,745	7,164	3,521	2,105	3,848	32,640	13,442	70	46,152
Total commercial banking(2)	$12,136	$11,341	$11,562	$6,467	$3,276	$9,878	$54,660	$24,493	$95	$79,248

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,791	$4,932	$3,232	$1,437	$1,649	$4,904	$19,945	$7,114	$0	$27,059
Criticized performing	320	446	515	355	391	1,258	3,285	112	25	3,422
Criticized nonperforming	0	11	30	6	3	150	200	0	0	200
Total commercial and multifamily real estate	4,111	5,389	3,777	1,798	2,043	6,312	23,430	7,226	25	30,681
Commercial and industrial
Noncriticized	9,761	7,890	4,043	2,717	1,832	3,034	29,277	11,548	80	40,905
Criticized performing	316	794	521	252	106	215	2,204	1,498	42	3,744
Criticized nonperforming	74	108	25	51	9	0	267	183	0	450
Total commercial and industrial	10,151	8,792	4,589	3,020	1,947	3,249	31,748	13,229	122	45,099
Total commercial banking(2)	$14,262	$14,181	$8,366	$4,818	$3,990	$9,561	$55,178	$20,455	$147	$75,780
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $182 million and $238 million as of September 30, 2021 and December 31, 2020, respectively.

87	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act provides banking organizations with troubled debt restructurings (“TDRs”) relief for modifications of current borrowers impacted by the COVID-19 pandemic. In adherence with the guidance, we assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic through September 30, 2021, that would have been designated as TDRs under our existing policies, and followed guidance that any such eligible loan modifications made on a temporary and good faith basis are not considered TDRs. We consider the impact of all loan modifications, including those classified as TDRs and those offered in response to the COVID-19 pandemic, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, enrollment in a customer assistance program is also considered in the assignment of an internal risk rating.
Total recorded TDRs were $1.7 billion and $2.1 billion as of September 30, 2021 and December 31, 2020, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.1 billion and $1.3 billion as of September 30, 2021 and December 31, 2020, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $231 million and $442 million as of September 30, 2021 and December 31, 2020, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $164 million and $173 million as of September 30, 2021 and December 31, 2020, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in TDRs during the three and nine months ended September 30, 2021 and 2020.
Table 3.6: Troubled Debt Restructurings

		Three Months Ended September 30, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$37	100%	15.80%	0%	0
International card businesses	28	100	27.75	0	0
Total credit card	65	100	20.90	0	0
Consumer Banking:
Auto	89	48	8.54	92	4
Total consumer banking	89	48	8.54	92	4
Commercial Banking:
Commercial and multifamily real estate	21	14	2.50	100	12
Commercial and industrial	4	0	0.00	100	4
Total commercial banking	25	12	2.50	100	11
Total	$179	61	68.95	59	6

88	Capital One Financial Corporation (COF)

		Nine Months Ended September 30, 2021
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$114	100%	16.00%	0%	0	0%	$0
International card businesses	94	100	27.66	0	0	0	0
Total credit card	208	100	21.26	0	0	0	0
Consumer Banking:
Auto	269	40	8.74	93	4	0	1
Retail banking	1	20	2.55	36	67	0	0
Total consumer banking	270	40	8.72	93	4	0	1
Commercial Banking:
Commercial and multifamily real estate	41	7	1.29	100	13	0	0
Commercial and industrial	82	0	0.00	41	8	0	0
Total commercial banking	123	2	1.29	61	11	0	0
Total	$601	53	16.84	54	5	0	$1

		Three Months Ended September 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$50	100%	15.53%	0%	0	0%	$0
International card businesses	39	100	27.89	0	0	0	0
Total credit card	89	100	20.94	0	0	0	0
Consumer Banking:
Auto	133	3	4.83	94	2	0	1
Retail banking	1	85	3.24	15	61	0	0
Total consumer banking	134	4	4.75	94	2	0	1
Commercial Banking:
Commercial and multifamily real estate	57	0	0.00	100	4	0	0
Commercial and industrial	201	0	0.00	54	32	0	0
Total commercial banking	258	0	0.00	64	23	0	0
Total	$481	19	20.08	61	14	0	$1

89	Capital One Financial Corporation (COF)

		Nine Months Ended September 30, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$195	100%	15.92%	0%	0	0%	$0
International card businesses	118	100	27.33	0	0	0	0
Total credit card	313	100	20.22	0	0	0	0
Consumer Banking:
Auto	393	9	3.68	95	3	0	1
Retail banking	5	9	10.85	15	8	0	0
Total consumer banking	398	9	3.76	94	3	0	1
Commercial Banking:
Commercial and multifamily real estate	85	0	0.00	100	6	0	0
Commercial and industrial	389	0	0.00	52	21	4	7
Total commercial banking	474	0	0.00	61	16	3	7
Total	$1,185	29	18.49	56	9	1	$8
__________
(1)Represents the amortized cost of total loans modified in TDRs at the end of the period in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of concession as part of the modification.
(2)Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

90	Capital One Financial Corporation (COF)

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
Table 3.7: TDRs—Subsequent Defaults

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	4,168	$7	6,554	$14	13,528	$25	27,022	$57
International card businesses	12,680	17	10,673	17	44,709	68	46,038	68
Total credit card	16,848	24	17,227	31	58,237	93	73,060	125
Consumer Banking:
Auto	2,151	34	1,307	15	6,453	98	3,442	42
Retail banking	1	0	3	1	9	0	7	1
Total consumer banking	2,152	34	1,310	16	6,462	98	3,449	43
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	1	50	0	0
Commercial and industrial	1	38	4	16	7	120	11	65
Total commercial banking	1	38	4	16	8	170	11	65
Total	19,001	$96	18,541	$63	64,707	$361	76,520	$233
Loans Pledged
We pledged loan collateral of $10.9 billion and $14.1 billion to secure the majority of our FHLB borrowing capacity of $18.8 billion and $19.6 billion as of September 30, 2021 and December 31, 2020, respectively. We also pledged loan collateral of $26.6 billion and $25.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $19.9 billion and $20.0 billion as of September 30, 2021 and December 31, 2020, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2021, we converted $37 million and $172 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and nine months ended September 30, 2020, we converted $250 million and $499 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

91	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2021 and 2020. Our allowance for credit losses decreased by $4.0 billion to $11.6 billion as of September 30, 2021 from December 31, 2020, primarily driven by strong credit performance and improved economic outlook.

92	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2021	$8,873	$2,203	$1,270	$12,346
Charge-offs	(735)	(264)	(20)	(1,019)
Recoveries(1)	369	213	11	593
Net charge-offs	(366)	(51)	(9)	(426)
Provision (benefit) for credit losses	(198)	(91)	(55)	(344)
Allowance build (release) for credit losses	(564)	(142)	(64)	(770)
Other changes(4)	(3)	0	0	(3)
Balance as of September 30, 2021	8,306	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of June 30, 2021	0	0	164	164
Provision (benefit) for losses on unfunded lending commitments	0	0	2	2
Balance as of September 30, 2021	0	0	166	166
Combined allowance and reserve as of September 30, 2021	$8,306	$2,061	$1,372	$11,739

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(2,695)	(866)	(47)	(3,608)
Recoveries(1)	1,125	735	41	1,901
Net charge-offs	(1,570)	(131)	(6)	(1,707)
Provision (benefit) for credit losses	(1,325)	(523)	(446)	(2,294)
Allowance build (release) for credit losses	(2,895)	(654)	(452)	(4,001)
Other changes(4)	10	0	0	10
Balance as of September 30, 2021	8,306	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(29)	(29)
Balance as of September 30, 2021	0	0	166	166
Combined allowance and reserve as of September 30, 2021	$8,306	$2,061	$1,372	$11,739

93	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2020	$12,091	$2,838	$1,903	$16,832
Charge-offs	(1,296)	(295)	(88)	(1,679)
Recoveries(1)	353	247	6	606
Net charge-offs	(943)	(48)	(82)	(1,073)
Provision (benefit) for credit losses	450	(43)	(51)	356
Allowance build (release) for credit losses	(493)	(91)	(133)	(717)
Other changes(2)	14	0	0	14
Balance as of September 30, 2020	11,612	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of June 30, 2020	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(23)	(23)
Balance as of September 30, 2020	0	0	195	195
Combined allowance and reserve as of September 30, 2020	$11,612	$2,747	$1,965	$16,324

	Nine Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(3)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(4,757)	(1,207)	(303)	(6,267)
Recoveries(1)	1,167	721	10	1,898
Net charge-offs	(3,590)	(486)	(293)	(4,369)
Provision (benefit) for credit losses	7,096	1,693	1,186	9,975
Allowance build (release) for credit losses	3,506	1,207	893	5,606
Other changes(2)	8	0	0	8
Balance as of September 30, 2020	11,612	2,747	1,770	16,129
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision (benefit) for losses on unfunded lending commitments	0	0	23	23
Balance as of September 30, 2020	0	0	195	195
Combined allowance and reserve as of September 30, 2020	$11,612	$2,747	$1,965	$16,324
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
(4)Represents foreign currency translation adjustments and an initial allowance for purchased credit-deteriorated loans of $6 million.

94	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2021 and 2020.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Estimated reimbursements from partners, beginning of period	$1,711	$2,433
Amounts due from partners which reduced net charge-offs	(80)	(212)
Amounts estimated to be charged (from) to partners which reduced provision for credit losses	(181)	121
Estimated reimbursements from partners, end of period	$1,450	$2,342

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Estimated reimbursements from partners, beginning of period	$2,159	$2,166
Amounts due from partners which reduced net charge-offs	(349)	(807)
Amounts estimated to be charged (from) to partners which reduced provision for credit losses	(360)	983
Estimated reimbursements from partners, end of period	$1,450	$2,342

95	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2021 and December 31, 2020. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$20,604	$11,489	$0	$0	$0
Auto loan securitizations	1,509	1,269	0	0	0
Total securitization-related VIEs	22,113	12,758	0	0	0
Other VIEs:(3)
Affordable housing entities	264	28	4,786	1,496	4,786
Entities that provide capital to low-income and rural communities	2,073	26	0	0	0
Other	0	0	400	0	400
Total other VIEs	2,337	54	5,186	1,496	5,186
Total VIEs	$24,450	$12,812	$5,186	$1,496	$5,186

96	Capital One Financial Corporation (COF)

	December 31, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,066	$10,338	$0	$0	$0
Auto loan securitizations	2,360	2,055	0	0	0
Total securitization-related VIEs	24,426	12,393	0	0	0
Other VIEs:(3)
Affordable housing entities	242	17	4,602	1,240	4,602
Entities that provide capital to low-income and rural communities	1,951	26	0	0	0
Other	0	0	436	0	436
Total other VIEs	2,193	43	5,038	1,240	5,038
Total VIEs	$26,619	$12,436	$5,038	$1,240	$5,038
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $602 million of liabilities as of September 30, 2021, and $2.3 billion of assets and $596 million of liabilities as of December 31, 2020.
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

97	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2021 and December 31, 2020.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
September 30, 2021:
Securities held by third-party investors	$11,367	$1,268
Receivables in the trusts	21,496	1,419
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2020:
Securities held by third-party investors	$10,361	$2,053
Receivables in the trust	23,683	2,243
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2021 and 2020, we recognized amortization of $477 million and $428 million, respectively, and tax credits of $560 million and $47 million, respectively, associated with these investments within income tax provision or benefit. The carrying value of our equity investments in these qualified affordable housing projects was $4.7 billion and $4.5 billion as of September 30, 2021 and December 31, 2020, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded

98	Capital One Financial Corporation (COF)

commitments was $1.7 billion and $1.5 billion as of September 30, 2021 and December 31, 2020, respectively, and is largely expected to be paid from 2021 to 2024.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.8 billion and $4.6 billion as of September 30, 2021 and December 31, 2020, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.9 billion and $11.0 billion as of September 30, 2021 and December 31, 2020, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.1 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $400 million and $436 million as of September 30, 2021 and December 31, 2020, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

99	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The table below presents our goodwill, intangible assets and MSRs as of September 30, 2021 and December 31, 2020. Goodwill is presented separately, while intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Intangible Assets and MSRs

	September 30, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,652	N/A	$14,652
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(8)	21
Other(1)	183	(116)	67
Total intangible assets	212	(124)	88
Total goodwill and intangible assets	$14,864	$(124)	$14,740
Commercial MSRs(2)	$609	$(199)	$410

	December 31, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,653	N/A	$14,653
Intangible assets:
PCCR intangibles	148	$(138)	10
Other(1)	248	(168)	80
Total intangible assets	396	(306)	90
Total goodwill and intangible assets	$15,049	$(306)	$14,743
Commercial MSRs(2)	$542	$(175)	$367
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade name and other contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $5 million and $16 million for the three and nine months ended September 30, 2021, respectively, and $14 million and $52 million for the three and nine months ended September 30, 2020, respectively.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of September 30, 2021 and December 31, 2020.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
Other adjustments(1)	(1)	0	0	(1)
Balance as of September 30, 2021	$5,087	$4,645	$4,920	$14,652
__________
(1)Represents foreign currency translation adjustments.

100	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2021 and December 31, 2020. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2021	December 31, 2020
Deposits:
Non-interest-bearing deposits	$36,804	$31,142
Interest-bearing deposits(1)	269,134	274,300
Total deposits	$305,938	$305,442
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$825	$668
Total short-term borrowings	$825	$668

	September 30, 2021				December 31, 2020
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2021-2028	0.43% - 2.84%	1.64%	$12,635	$12,414
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2022-2029	0.80 - 4.25	3.12	17,030	21,045
Floating unsecured senior debt	2022-2023	0.85 - 1.28	1.05	1,360	1,609
Total unsecured senior debt			2.97	18,390	22,654
Fixed unsecured subordinated debt	2023-2032	2.36 - 4.20	3.52	5,593	4,728
Total senior and subordinated notes				23,983	27,382
Other long-term borrowings:
Finance lease liabilities	2021 - 2031	0.30 - 9.91	3.14	58	75
Total other long-term borrowings				58	75
Total long-term debt				$36,676	$39,871
Total short-term borrowings and long-term debt				$37,501	$40,539
__________
(1)Includes $1.9 billion and $4.2 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes $1.5 billion and $1.6 billion of EUR-denominated unsecured notes as of September 30, 2021 and December 31, 2020, respectively.

101	Capital One Financial Corporation (COF)

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
•Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”). Those amounts are reclassified into earnings in the same period during which the forecasted transactions impact earnings and presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate financial assets or liabilities. We also enter into foreign currency forward contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currencies.
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

Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2021 and December 31, 2020, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2021			December 31, 2020
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$44,563	$29	$10	$47,349	$9	$10
Cash flow hedges	89,900	445	10	82,150	748	1
Total interest rate contracts	134,463	474	20	129,499	757	11
Foreign exchange contracts:
Fair value hedges	1,448	46	0	1,527	164	0
Cash flow hedges	4,278	87	2	4,582	0	161
Net investment hedges	3,325	50	34	3,116	0	196
Total foreign exchange contracts	9,051	183	36	9,225	164	357
Total derivatives designated as accounting hedges	143,514	657	56	138,724	921	368
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	71,622	848	202	68,459	1,429	198
Commodity contracts	21,555	3,302	3,136	16,871	935	820
Foreign exchange and other contracts	4,077	53	39	4,677	58	70
Total customer accommodation	97,254	4,203	3,377	90,007	2,422	1,088
Other interest rate exposures(2)	2,656	42	27	1,770	71	56
Other contracts	1,983	2	3	1,826	1	6
Total derivatives not designated as accounting hedges	101,893	4,247	3,407	93,603	2,494	1,150
Total derivatives	$245,407	$4,904	$3,463	$232,327	$3,415	$1,518
Less: netting adjustment(3)		(975)	(904)		(1,148)	(739)
Total derivative assets/liabilities		$3,929	$2,559		$2,267	$779
__________
(1)Does not reflect $17 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2021 and December 31, 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.
(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.

104	Capital One Financial Corporation (COF)

The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2021 and December 31, 2020.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2021			December 31, 2020
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,914	$381	$152	$9,797	$590	$200
Interest-bearing deposits	(7,951)	(97)	0	(11,312)	(213)	0
Securitized debt obligations	(9,239)	(31)	5	(7,609)	(171)	20
Senior and subordinated notes	(19,889)	(774)	(561)	(21,927)	(1,282)	(666)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $249 million, the amount of the designated hedged items was $225 million, and the cumulative basis adjustments associated with these hedges was $1 million as of September 30, 2021. We had no such hedging relationships as of December 31, 2020.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2021 and December 31, 2020. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

105	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of September 30, 2021
Derivative assets(1)	$4,904	$(434)	$(541)	$3,929	$0	$3,929
As of December 31, 2020
Derivative assets(1)	3,415	(383)	(765)	2,267	0	2,267

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of September 30, 2021
Derivative liabilities(1)	$3,463	$(434)	$(470)	$2,559	$0	$2,559
Repurchase agreements(2)	825	0	0	825	(825)	0
As of December 31, 2020
Derivative liabilities(1)	1,518	(383)	(356)	779	0	779
Repurchase agreements(2)	668	0	0	668	(668)	0
__________
(1)We received cash collateral from derivative counterparties totaling $653 million and $862 million as of September 30, 2021 and December 31, 2020, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both September 30, 2021 and December 31, 2020, respectively, which we have the ability to re-pledge. We posted $2.5 billion and $1.5 billion of cash collateral as of September 30, 2021 and December 31, 2020, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $842 million and $682 million as of September 30, 2021 and December 31, 2020, respectively, primarily consisting of agency RMBS securities.

106	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2021 and 2020.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$317	$6,205	$16	$(228)	$(29)	$(116)	$243
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(25)	$0	$0	$31	$30	$50	$0
Gains (losses) recognized on derivatives	19	0	0	(28)	(57)	(72)	(34)
Gains (losses) recognized on hedged items(1)	(83)	0	0	27	54	103	34
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(89)	$0	$0	$30	$27	$80	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$10	$240	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	0	0	0	0	0
Net income (expense) recognized on cash flow hedges	$10	$240	$0	$0	$0	$0	$0

107	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,078	$17,812	$48	$(734)	$(89)	$(367)	$592
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(75)	$0	$0	$101	$93	$168	$0
Gains (losses) recognized on derivatives	130	0	0	(117)	(154)	(408)	(79)
Gains (losses) recognized on hedged items(1)	(206)	0	0	116	140	504	79
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$(151)	$0	$0	$100	$79	$262	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$30	$700	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income (expense) recognized on cash flow hedges	$30	$700	$1	$0	$0	$0	$1

108	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$443	$5,758	$14	$(476)	$(43)	$(132)	$706
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(23)	$0	$0	$44	$40	$56	$0
Gains (losses) recognized on derivatives	24	0	0	(47)	(48)	(72)	61
Gains (losses) recognized on hedged items(1)	(31)	0	0	48	41	111	(61)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(30)	$0	$0	$45	$33	$94	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$8	$171	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	0
Net income (expense) recognized on cash flow hedges	$8	$171	$1	$0	$0	$0	$0

109	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,455	$18,120	$67	$(1,818)	$(198)	$(551)	$1,017
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(51)	$0	$0	$69	$92	$166	$0
Gains (losses) recognized on derivatives	(340)	0	0	249	221	1,057	64
Gains (losses) recognized on hedged items(1)	329	0	0	(248)	(251)	(1,048)	(64)
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$(62)	$0	$0	$70	$62	$173	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$17	$330	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	10	0	0	0	(2)
Net income (expense) recognized on cash flow hedges	$17	$330	$10	$0	$0	$0	$(2)
_________
(1)Includes amortization expense of $34 million and benefit of $10 million for the three and nine months ended September 30, 2021, respectively, and amortization income of $19 million and expense of $34 million, respectively, for the three and nine months ended September 30, 2020, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $83 million and $245 million for the three and nine months ended September 30, 2021, respectively, and a loss of $73 million and a gain of $20 million for the three and nine months ended September 30, 2020, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings net after-tax gains of $438 million recorded in AOCI as of September 30, 2021. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 6.5 years as of September 30, 2021. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

110	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2021 and 2020. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$7	$(5)	$25	$7
Commodity contracts	11	7	20	23
Foreign exchange and other contracts(1)	3	1	11	5
Total customer accommodation	21	3	56	35
Other interest rate exposures	18	17	2	1
Other contracts	(6)	0	(7)	0
Total	$33	$20	$51	$36
__________
(1)     Foreign exchange and other contracts includes gains of $1 million and $8 million on FX spot transactions for the three and nine months ended September 30, 2021.

111	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of September 30, 2021 and December 31, 2020.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2021	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2021	December 31, 2020
Series E(2)	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$1,000	0	$0	$988
Series G	5.200% Non-Cumulative	July 29, 2016	December 1, 2021	5.200	Quarterly	1,000	600,000	583	583
Series H	6.000% Non-Cumulative	November 29, 2016	December 1, 2021	6.000	Quarterly	1,000	500,000	483	483
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	653	0
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury +3.157%	Quarterly	1,000	1,000,000	988	0
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250	Quarterly	1,000	425,000	412	0
Total								$5,912	$4,847
__________
(1)Except for Series E and Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
(2)On September 1, 2021, we redeemed all outstanding shares of our preferred stock Series E.
Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.

112	Capital One Financial Corporation (COF)

The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the three and nine months ended September 30, 2021 and 2020.
Table 9.2: AOCI

	Three Months Ended September 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2021	$1,089	$730	$(3)	$(24)	$1,792
Other comprehensive income (loss) before reclassifications	(206)	57	(27)	0	(176)
Amounts reclassified from AOCI into earnings	(2)	(252)	0	(2)	(256)
Other comprehensive income (loss), net of tax	(208)	(195)	(27)	(2)	(432)
AOCI as of September 30, 2021	$881	$535	$(30)	$(26)	$1,360

	Nine Months Ended September 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,300)	(88)	1	0	(1,387)
Amounts reclassified from AOCI into earnings	(5)	(739)	0	(3)	(747)
Other comprehensive income (loss), net of tax	(1,305)	(827)	1	(3)	(2,134)
AOCI as of September 30, 2021	$881	$535	$(30)	$(26)	$1,360

	Three Months Ended September 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2020	$2,373	$1,785	$(151)	$(26)	$3,981
Other comprehensive income (loss) before reclassifications	20	(95)	28	0	(47)
Amounts reclassified from AOCI into earnings	(19)	(80)	0	(2)	(101)
Other comprehensive income (loss), net of tax	1	(175)	28	(2)	(148)
AOCI as of September 30, 2020	$2,374	$1,610	$(123)	$(28)	$3,833

	Nine Months Ended September 30, 2020
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income (loss) before reclassifications	1,466	1,540	(16)	0	2,990
Amounts reclassified from AOCI into earnings	(19)	(284)	0	(2)	(305)
Other comprehensive income (loss), net of tax	1,447	1,256	(16)	(2)	2,685
AOCI as of September 30, 2020	$2,374	$1,610	$(123)	$(28)	$3,833
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $66 million and $32 million for the three and nine months ended September 30, 2021, respectively, and other comprehensive loss of $75 million and gain of $59 million for the three and nine months ended September 30, 2020, respectively, from hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2021	2020	2021	2020
Securities available for sale:
	Non-interest income	$2	$25	$6	$25
	Income tax provision	0	6	1	6
	Net income	2	19	5	19
Hedging relationships:
Interest rate contracts:	Interest income	250	179	730	347
Foreign exchange contracts:	Interest income	0	1	1	10
	Interest expense	0	(1)	(2)	(3)
	Non-interest income	83	(73)	245	20
	Income from continuing operations before income taxes	333	106	974	374
	Income tax provision	81	26	235	90
	Net income	252	80	739	284
Other:
	Non-interest income and non-interest expense	3	2	4	2
	Income tax provision	1	0	1	0
	Net income	2	2	3	2
Total reclassifications		$256	$101	$747	$305

114	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2021 and 2020.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(270)	$(62)	$(208)	$1	$0	$1
Net unrealized gains (losses) on hedging relationships	(255)	(60)	(195)	(231)	(56)	(175)
Foreign currency translation adjustments(1)	(6)	21	(27)	4	(24)	28
Other	(3)	(1)	(2)	(2)	0	(2)
Other comprehensive income (loss)	$(534)	$(102)	$(432)	$(228)	$(80)	$(148)

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(1,716)	$(411)	$(1,305)	$1,903	$456	$1,447
Net unrealized gains (losses) on hedging relationships	(1,089)	(262)	(827)	1,653	397	1,256
Foreign currency translation adjustments(1)	11	10	1	3	19	(16)
Other	(4)	(1)	(3)	(2)	0	(2)
Other comprehensive income (loss)	$(2,798)	$(664)	$(2,134)	$3,557	$872	$2,685
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

115	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2021	2020	2021	2020
Income from continuing operations, net of tax	$3,104	$2,406	$9,968	$149
Loss from discontinued operations, net of tax	0	0	(3)	(1)
Net income	3,104	2,406	9,965	148
Dividends and undistributed earnings allocated to participating securities	(26)	(20)	(84)	(5)
Preferred stock dividends	(79)	(67)	(200)	(212)
Issuance cost for redeemed preferred stock	(12)	0	(12)	(22)
Net income (loss) available to common stockholders	$2,987	$2,319	$9,669	$(91)

Total weighted-average basic common shares outstanding	438.8	457.8	449.2	457.4
Effect of dilutive securities:(1)
Stock options	0.6	0.4	0.7	0.0
Other contingently issuable shares	1.1	0.3	1.0	0.0
Total effect of dilutive securities	1.7	0.7	1.7	0.0
Total weighted-average diluted common shares outstanding	440.5	458.5	450.9	457.4
Basic earnings per common share:
Net income (loss) from continuing operations	$6.81	$5.07	$21.53	$(0.20)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income (loss) per basic common share	$6.81	$5.07	$21.52	$(0.20)
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$6.78	$5.06	$21.45	$(0.20)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income (loss) per diluted common share	$6.78	$5.06	$21.44	$(0.20)
__________
(1)Excluded from the computation of diluted earnings per share were awards of 34 thousand shares for the nine months ended September 30, 2021, and 774 thousand shares related to options with an exercise price ranging from $70.96 to $86.34 for the three months ended September 30, 2020, respectively, because their inclusion would be anti-dilutive. In periods of net loss available to common stockholders, dilutive securities are excluded as their inclusion would have an anti-dilutive effect. Accordingly, for the nine months ended September 30, 2020, awards of 762 thousand shares and options of 2.7 million shares with an exercise price ranging from $36.55 to $86.34 were excluded from the computation of diluted earnings per share.

116	Capital One Financial Corporation (COF)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,109	$0	$0	—	$9,109
RMBS	0	75,428	253	—	75,681
CMBS	0	10,188	9	—	10,197
Other securities	152	3,010	0	—	3,162
Total securities available for sale	9,261	88,626	262	—	98,149
Loans held for sale	0	1,707	0	—	1,707
Other assets:
Derivative assets(2)	955	3,758	191	$(975)	3,929
Other(3)	514	16	43	—	573
Total assets	$10,730	$94,107	$496	$(975)	$104,358
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1,904	$1,407	$152	$(904)	$2,559
Total liabilities	$1,904	$1,407	$152	$(904)	$2,559

117	Capital One Financial Corporation (COF)

	December 31, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,318	$0	$0	—	$9,318
RMBS	0	76,375	328	—	76,703
CMBS	0	11,624	111	—	11,735
Other securities	142	2,547	0	—	2,689
Total securities available for sale	9,460	90,546	439	—	100,445
Loans held for sale	0	596	0	—	596
Other assets:
Derivative assets(2)	268	3,006	141	$(1,148)	2,267
Other(3)	430	552	55	—	1,037
Total assets	$10,158	$94,700	$635	$(1,148)	$104,345
Liabilities:
Other liabilities:
Derivative liabilities(2)	$271	$1,137	$110	$(739)	$779
Total liabilities	$271	$1,137	$110	$(739)	$779
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $17 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2021 and December 31, 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(3)As of September 30, 2021 and December 31, 2020, other includes retained interests in securitizations of $43 million and $55 million, deferred compensation plan assets of $463 million and $414 million, and equity securities of $67 million and $568 million including unrealized gains of $43 million and $535 million, respectively.

118	Capital One Financial Corporation (COF)

Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(1)
(Dollars in millions)	Balance, July 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2021
Securities available for sale:(2)
RMBS	$289	$4	$(1)	$0	$0	$0	$(23)	$4	$(20)	$253	$4
CMBS	9	0	1	0	0	0	(1)	0	0	9	0
Total securities available for sale	298	4	0	0	0	0	(24)	4	(20)	262	4
Other assets:
Retained interests in securitizations	46	(3)	0	0	0	0	0	0	0	43	(3)
Net derivative assets (liabilities)(4)	19	(31)	0	0	0	44	6	0	1	39	(29)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2021
Securities available for sale:(2)
RMBS	$328	$15	$3	$0	$0	$0	$(74)	$88	$(107)	$253	$11
CMBS	111	0	(1)	0	0	0	(7)	0	(94)	9	0
Total securities available for sale	439	15	2	0	0	0	(81)	88	(201)	262	11
Other assets:
Retained interests in securitizations	55	(12)	0	0	0	0	0	0	0	43	(12)
Net derivative assets (liabilities)(4)	31	(41)	0	0	0	66	(23)	6	0	39	(32)

119	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(1)
(Dollars in millions)	Balance, July 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2020
Securities available for sale:(2)
RMBS	$474	$10	$3	$0	$0	$0	$(22)	$56	$(47)	$474	$10
CMBS	282	(1)	1	0	0	0	(8)	98	0	372	(1)
Total securities available for sale	756	9	4	0	0	0	(30)	154	(47)	846	9
Other assets:
Retained interests in securitizations	56	0	0	0	0	0	0	0	0	56	0
Net derivative assets (liabilities)(4)	34	8	0	0	0	13	(2)	0	(9)	44	0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2020
Securities available for sale:(2)(3)
RMBS	$433	$19	$(21)	$0	$0	$0	$(55)	$196	$(98)	$474	$20
CMBS	13	(1)	0	0	0	0	(11)	371	0	372	(4)
Total securities available for sale	446	18	(21)	0	0	0	(66)	567	(98)	846	16
Other assets:
Retained interests in securitizations	66	(10)	0	0	0	0	0	0	0	56	(10)
Net derivative assets (liabilities)(4)	26	20	0	0	0	39	(30)	0	(11)	44	18
__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and nine months ended September 30, 2021, included in OCI related to Level 3 securities available for sale still held as of September 30, 2021 were no net unrealized gains and $3 million of net unrealized gains, respectively. For the three and nine months ended September 30, 2020, included in OCI related to Level 3 securities available for sale still held as of September 30, 2020 were net unrealized gains of $5 million and net unrealized losses of $16 million, respectively.
(3)The fair value of RMBS as of January 1, 2020 includes a cumulative adjustment of $4 million from the adoption of the CECL standard.
(4)Includes derivative assets and liabilities of $191 million and $152 million, respectively, as of September 30, 2021 and $153 million and $109 million, respectively, as of September 30, 2020.

120	Capital One Financial Corporation (COF)

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

121	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$253	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-17% 5-20% 1-11% 30-100%	3% 11% 2% 68%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	1%	1%
Other assets:
Retained interests in securitizations(2)	43	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-36 9-17% 2-8% 2-4% 56-151%	N/A
Net derivative assets (liabilities)	39	Discounted cash flows	Swap rates	1-2%	1%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$328	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-12% 8-15% 0-11% 30-100%	3% 10% 2% 73%
CMBS	111	Discounted cash flows (vendor pricing)	Yield	1-3%	2%
Other assets:
Retained interests in securitizations(2)	55	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	37-52 3-13% 2-12% 3-3% 55-70%	N/A
Net derivative assets (liabilities)	31	Discounted cash flows	Swap rates	1%	1%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2021 and December 31, 2020, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	September 30, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$126	$126
Other assets(1)	0	175	175
Total	$0	$301	$301

	December 31, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$305	$305
Other assets(1)	0	175	175
Total	$0	$480	$480
__________
(1)As of September 30, 2021, other assets included equity method investments subject to impairment of $53 million, investments accounted for under measurement alternative of $15 million, repossessed assets of $39 million and long-lived assets held for sale of $68 million. As of December 31, 2020, other assets included equity investments accounted for under the measurement alternative of $25 million, repossessed assets of $42 million and long-lived assets held for sale of $108 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 14%, and from 0% to 89%, with a weighted average of 14%, as of September 30, 2021 and December 31, 2020, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2021 and December 31, 2020.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Loans held for investment	$12	$187
Other assets(1)	(65)	(42)
Total	$(53)	$145
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

123	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2021 and December 31, 2020.
Table 11.6: Fair Value of Financial Instruments

	September 30, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,624	$26,624	$5,444	$21,180	$0
Restricted cash for securitization investors	234	234	234	0	0
Net loans held for investment	249,817	254,878	0	0	254,878
Loans held for sale	4,593	4,880	0	4,880	0
Interest receivable	1,418	1,418	0	1,418	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	19,283	19,483	0	19,483	0
Securitized debt obligations	12,635	12,782	0	12,782	0
Senior and subordinated notes	23,983	24,754	0	24,754	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	825	825	0	825	0
Interest payable	241	241	0	241	0

	December 31, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,509	$40,509	$4,708	$35,801	$0
Restricted cash for securitization investors	262	262	262	0	0
Net loans held for investment	236,060	244,701	0	0	244,701
Loans held for sale	2,114	2,214	0	2,214	0
Interest receivable	1,471	1,471	0	1,471	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	32,746	33,111	0	33,111	0
Securitized debt obligations	12,414	12,584	0	12,584	0
Senior and subordinated notes	27,382	28,282	0	28,282	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	668	0	668	0
Interest payable	352	352	0	352	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

124	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2021 and 2020, selected balance sheet data as of September 30, 2021 and 2020, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

125	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,620	$2,159	$578	$(201)	$6,156
Non-interest income (loss)	1,263	127	306	(22)	1,674
Total net revenue (loss)(2)	4,883	2,286	884	(223)	7,830
Provision (benefit) for credit losses	(198)	(91)	(53)	0	(342)
Non-interest expense	2,424	1,186	459	117	4,186
Income (loss) from continuing operations before income taxes	2,657	1,191	478	(340)	3,986
Income tax provision (benefit)	627	282	113	(140)	882
Income (loss) from continuing operations, net of tax	$2,030	$909	$365	$(200)	$3,104
Loans held for investment	$105,030	$77,112	$79,248	$0	$261,390
Deposits	0	252,387	43,347	10,204	305,938

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$10,209	$6,290	$1,558	$(336)	$17,721
Non-interest income (loss)	3,545	412	803	(164)	4,596
Total net revenue (loss)(2)	13,754	6,702	2,361	(500)	22,317
Benefit for credit losses	(1,325)	(523)	(475)	(2)	(2,325)
Non-interest expense	6,822	3,426	1,295	349	11,892
Income (loss) from continuing operations before income taxes	8,257	3,799	1,541	(847)	12,750
Income tax provision (benefit)	1,952	897	364	(431)	2,782
Income (loss) from continuing operations, net of tax	$6,305	$2,902	$1,177	$(416)	$9,968
Loans held for investment	$105,030	$77,112	$79,248	$0	$261,390
Deposits	0	252,387	43,347	10,204	305,938

	Three Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,292	$1,904	$517	$(158)	$5,555
Non-interest income (loss)	1,013	107	237	469	1,826
Total net revenue (loss)(2)	4,305	2,011	754	311	7,381
Provision (benefit) for credit losses	450	(43)	(74)	(2)	331
Non-interest expense	2,003	1,011	424	110	3,548
Income (loss) from continuing operations before income taxes	1,852	1,043	404	203	3,502
Income tax provision	438	247	95	316	1,096
Income (loss) from continuing operations, net of tax	$1,414	$796	$309	$(113)	$2,406
Loans held for investment	$103,641	$68,688	$75,894	$0	$248,223
Deposits	0	249,684	36,783	19,258	305,725

126	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$10,363	$5,226	$1,526	$(75)	$17,040
Non-interest income	2,769	330	655	392	4,146
Total net revenue(2)	13,132	5,556	2,181	317	21,186
Provision for credit losses	7,096	1,693	1,209	2	10,000
Non-interest expense	6,180	3,038	1,261	568	11,047
Income (loss) from continuing operations before income taxes	(144)	825	(289)	(253)	139
Income tax provision (benefit)	(34)	195	(69)	(102)	(10)
Income (loss) from continuing operations, net of tax	$(110)	$630	$(220)	$(151)	$149
Loans held for investment	$103,641	$68,688	$75,894	$0	$248,223
Deposits	0	249,684	36,783	19,258	305,725
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $123 million and $478 million in the three and nine months ended September 30, 2021, respectively, and $235 million and $942 million in the three and nine months ended September 30, 2020, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2021 and 2020.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$930	$68	$24	$0	$1,022
Service charges and other customer-related fees	0	42	71	0	113
Other	98	17	1	0	116
Total contract revenue	1,028	127	96	0	1,251
Revenue (reduction) from other sources	235	0	210	(22)	423
Total non-interest income (loss)	$1,263	$127	$306	$(22)	$1,674

127	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,598	$192	$65	$0	$2,855
Service charges and other customer-related fees	0	131	187	0	318
Other	262	55	3	0	320
Total contract revenue	2,860	378	255	0	3,493
Revenue (reduction) from other sources	685	34	548	(164)	1,103
Total non-interest income (loss)	$3,545	$412	$803	$(164)	$4,596

	Three Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$703	$54	$17	$1	$775
Service charges and other customer-related fees	0	42	50	0	92
Other	109	5	1	0	115
Total contract revenue	812	101	68	1	982
Revenue from other sources	201	6	169	468	844
Total non-interest income	$1,013	$107	$237	$469	$1,826

	Nine Months Ended September 30, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,003	$152	$45	$(1)	$2,199
Service charges and other customer-related fees	0	137	124	(1)	260
Other	236	27	2	0	265
Total contract revenue	2,239	316	171	(2)	2,724
Revenue from other sources	530	14	484	394	1,422
Total non-interest income	$2,769	$330	$655	$392	$4,146

________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

128	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2021 and December 31, 2020. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Credit card lines	$366,744	$349,594	N/A	N/A
Other loan commitments(1)	40,545	35,836	$121	$144
Standby letters of credit and commercial letters of credit(2)	1,380	1,302	28	32
Total unfunded lending commitments	$408,669	$386,732	$149	$176
__________
(1)Includes $2.1 billion and $1.8 billion of advised lines of credit as of September 30, 2021 and December 31, 2020, respectively.
(2)These financial guarantees have expiration dates that range from 2021 to 2023 as of September 30, 2021.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $90 million and $97 million as of September 30, 2021 and December 31, 2020, respectively.

129	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2021 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 75 putative consumer class action cases (61 in U.S. federal courts, 1 in California state court, and 13 in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of

130	Capital One Financial Corporation (COF)

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

131	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

132	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the third quarter of 2021. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
July	6,739,636	$158.63	6,739,636	$4,279
August	5,228,225	168.21	5,193,719	3,405
September	4,726,051	160.85	4,726,051	2,644
Total	16,693,912	162.26	16,659,406
__________
(1)On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. There were 34,506 shares withheld in August to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

133	Capital One Financial Corporation (COF)

EXHIBIT INDEX
The following exhibits are incorporated by reference or filed herewith. Reference to the “2003 Form 10-K” is to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as restated May 1, 2020) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 4, 2020).
3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
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

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012).
4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

134	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 5, 2021	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

135	Capital One Financial Corporation (COF)