Form 10-K
period 2021-12-31
CAPITAL ONE FINANCIAL CORP
filed 2022-02-25
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2021 was approximately $68.4 billion As of January 31, 2022, there were 413,661,098 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 5, 2022, are incorporated by reference into Part III.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I
Item 1. Business

OVERVIEW
General
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branch locations, Cafés and other distribution channels.
As of December 31, 2021, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit card products along with other lending products and consumer services; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2021 Form 10-K” or “2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All references to 2021, 2020 and 2019, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2021. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of December 31, 2021, we service banking customer accounts through digital channels, as well as through branch locations, Cafés, call centers and automated teller machines (“ATMs”).
We also offer products and services outside of the U.S. principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. Both COEP and our Canadian branch of COBNA have the authority to provide credit card loans.
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
For the extent to which the COVID-19 pandemic impacted our financial results, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments that are still uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. For more information see “Part I—Item 1A. Risk Factors” under the heading “Our results of operations may be adversely affected by the effects of the COVID-19 pandemic.”
Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. We maintain a website at www.capitalone.com. Documents available under “Governance & Leadership” in the Investor Relations section of our website include:
•our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, and Code of Conduct; and
•charters for the Audit, Compensation, Governance and Nominating, and Risk Committees of the Board of Directors.
These documents also are available in print to any stockholder who requests a copy. We intend to disclose future amendments to our Code of Conduct on the website following the date of the amendment. If applicable, we would publicly disclose any waivers of our Code of Conduct granted to executive officers and directors.
In addition, we make available free of charge through our website all of our U.S. Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC at www.sec.gov.

5	Capital One Financial Corporation (COF)

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the Other category. Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, as well as residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
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
Customer usage and payment patterns, estimates of future expected credit losses, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volume and the level of outstanding loan receivables due to seasonal variances in consumer spending and payment patterns which, for example, have historically been the highest around the winter holiday season. Net charge-off rates for our credit card loan portfolio also have historically exhibited seasonal patterns as well and generally tend to be the highest in the first quarter of the year.
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
We also consider new and emerging companies in digital and mobile payments and other financial technology providers among our competitors. We compete with many forms of payment mechanisms, systems and products, offered by both bank and non-bank providers.
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
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased, initially in response to the financial crisis, and more recently in light of other factors such as technological, political and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector.
The descriptions below summarize certain significant federal and state laws, as well as international laws, to which we are subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. They do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statutes or regulatory provisions.
Banking Regulation
Capital One Financial Corporation is a bank holding company (“BHC”) and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to the requirements of the BHC Act, including approval requirements for investments in or acquisitions of banking organizations, capital adequacy standards and limitations

7	Capital One Financial Corporation (COF)

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
The Banks are national associations chartered under the National Bank Act, and the deposits of which are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Banks are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Subject to obtaining all regulatory approvals, we plan to merge the Banks in the fourth quarter of 2022. There can be no assurance that the merger will take place in this time frame. After the completion of the merger, Capital One will conduct its core banking businesses through one subsidiary bank, Capital One, National Association.
We also are registered as a financial institution holding company under the laws of the Commonwealth of Virginia and, as such, we are subject to periodic examination by the Virginia Bureau of Financial Institutions. We also face regulation in the international jurisdictions in which we conduct business. See “Regulation of Businesses by Authorities Outside the United States” below for additional details.
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

8	Capital One Financial Corporation (COF)

Privacy, Data Protection and Cybersecurity
We are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These areas have seen a considerable increase in legislative and regulatory activity over the past several years. For example, in November 2021, the Federal Reserve, OCC, and FDIC (collectively, the “Federal Banking Agencies”) issued a final rule that, among other things, requires a banking organization to notify its primary federal regulators as soon as possible and no later than 36 hours after determining that a significant computer-security incident has occurred.
In addition, significant uncertainty exists as privacy, data protection and data security laws may be interpreted and applied differently from country to country or state to state and may create inconsistent or conflicting requirements. For example, in the United States we are subject to the Gramm-Leach Bliley Act (“GLBA”), among other laws and regulations, at the federal level, and in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”). In addition, the European Union (“EU”) General Data Protection Regulation (“GDPR”) applies EU data protection laws to companies that process data of EU residents, and we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”). At the U.S. state level, we are subject to a number of laws and regulations, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA and its implementing regulations, as amended by the California Privacy Rights Act (“CPRA”) (which will take effect in most material respects on January 1, 2023), create obligations on covered companies to, among other things, share certain information they have collected about individuals who are California residents with those individuals, subject to some exceptions. Many other states have also enacted or are considering enactment of state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply.
We continue to monitor privacy, data protection and data security legal developments in the jurisdictions in which we do business. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure,” “A cyber-attack or other security incident, including one that results in the theft, loss or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions,” and “Our required compliance with applicable laws and regulations related to privacy, data protection and data security may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.”
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
The Anti-Money Laundering Act of 2020 (“AML Act”), enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, which it did in June 2021, and to conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and Patriot Act impose on banks. The AML Act also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

9	Capital One Financial Corporation (COF)

Funding
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk Profile,” only well capitalized and adequately capitalized institutions may accept brokered deposits. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. In December 2020, the FDIC finalized amendments to the brokered deposit regulation that, among other things, generally clarify and narrow the scope of the “deposit broker” definition. The amendments became effective April 1, 2021, with compliance required by January 1, 2022.
The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.
Broker-Dealer and Investment Advisory Activities
Certain of our non-bank subsidiaries are subject to regulation and supervision by various federal and state authorities. Capital One Investing, Inc. (formerly known as United Income, Inc.) (“Capital One Investing”) is an investment adviser registered with the SEC and primarily regulated under the Investment Advisers Act of 1940.
Capital One Securities, Inc., KippsDeSanto & Company and TripleTree, LLC are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. These broker-dealer subsidiaries are subject, among other things, to net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
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

10	Capital One Financial Corporation (COF)

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
Basel III and United States Capital Rules
The Company and the Banks are subject to the regulatory capital requirements established by the Federal Reserve and the OCC respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Act and other capital provisions.
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
Following amendments to the Basel III Capital Rules in October 2019 to provide for tailored application of certain capital requirements across different categories of banking institutions (the “Tailoring Rules”), the Company, as a BHC with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, is a Category III institution.
The Banks, as subsidiaries of a Category III institution, are Category III banks. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations, as further described below.
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
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge”. We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”). The stress capital buffer requirement is institution-specific and replaces the fixed 2.5% capital conservation buffer previously in place for BHCs.
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

11	Capital One Financial Corporation (COF)

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
If the Company or any of the Banks fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
See also “Dividends, Stock Repurchases and Transfers of Funds” below for more information about the stress capital buffer determination timeline and process.
CECL Transition Rule
The Federal Banking Agencies adopted a final rule (the “CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the current expected credit losses (“CECL”) standard on their regulatory capital (the “CECL Transition Election”). We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020.
Pursuant to the CECL Transition Rule, a banking institution could elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies used a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions were permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. From January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact are being phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2021, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” for additional information.
FDICIA and Prompt Corrective Action
The FDICIA requires the Federal Banking Agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. The FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately capitalized institution. The capital categories relate to the FDICIA’s PCA provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects.

12	Capital One Financial Corporation (COF)

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
Under the Tailoring Rules, as a Category III institution with less than $75 billion in weighted average short-term wholesale funding, the Company’s and the Banks’ total net cash outflows are multiplied by an outflow adjustment percentage of 85%. Although the Banks may hold more HQLA than they need to meet their LCR requirements, the LCR Rule restricts the amount of such excess HQLA held at the Banks (referred to as “Trapped Liquidity”) that can be included in the Company’s HQLA amount. Because we typically manage the Banks’ LCRs to levels well above 100%, the result is additional Trapped Liquidity as the Banks’ net cash outflows are reduced by the outflow adjustment percentage of 85%.
In October 2020, the Federal Banking Agencies finalized a rule to implement the NSFR in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR Rule became effective on July 1, 2021 and applies to the Company and each of the Banks. The NSFR Rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023.
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

13	Capital One Financial Corporation (COF)

plans detailing the actions they would take to remain a going concern when they experience considerable financial or operational stress, but have not deteriorated to the point that resolution is imminent.
The enhanced prudential standards also include supervisory and company-run stress testing requirements (also known as the “DFAST stress testing requirements”). In particular, the Federal Reserve is required to conduct annual stress tests on certain covered companies, including us, to ensure that the covered companies have sufficient capital to absorb losses and continue operations during adverse economic conditions, as well as to determine the Company’s stress capital buffer requirement as described above. As a covered company that is a Category III institution under the Tailoring Rules, we are also required to conduct our own stress tests and publish the results of such tests on our website or other public forum. The Company must disclose the results of its company-run stress test on a biennial basis. The OCC has adopted a similar stress test rule requiring banks with at least $250 billion in assets, including CONA, to conduct their own company-run stress tests. Under that OCC rule, CONA must also disclose the results of its stress test on a biennial basis.
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
Dividends, Stock Repurchases and Transfers of Funds
Under the Federal Reserve’s capital planning rules and related supervisory process (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR” requirements), a “covered BHC,” such as the Company, must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted (“CCAR cycle”).
The DFAST stress testing requirements, described above in “Enhanced Prudential Standards and Other Related Requirements,” is a complementary exercise to CCAR. It is a forward-looking exercise conducted by the Federal Reserve and each covered company to help assess whether a company has sufficient capital to absorb losses and continue operations during adverse economic conditions.
Pursuant to the capital planning rules, the Company must file its capital plan with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve will release the results of the supervisory stress test and notify the Company of its stress capital buffer requirement by June 30 of that year. The Company will have two business days from receipt of its stress capital buffer requirement to make any necessary adjustments to its planned capital distributions. The Federal Reserve will then finalize the stress capital buffer requirement for the Company and confirm the Company’s planned capital distributions by August 31 of that year. The Company’s final stress capital buffer requirement will be effective from the fourth quarter of the year the capital plan is submitted through the third quarter of the following year. The Company may make the planned capital distributions confirmed by the Federal Reserve. In addition, under the Stress Capital Buffer Rule, the Company is no longer required to seek prior approval of the Federal Reserve to make capital distributions in excess of those included in its capital plan so long as the Company is otherwise in compliance with the capital rule’s automatic limitations on capital distributions.
The Federal Reserve has announced that it would maintain its pre-CECL framework for calculating allowances on loans in the supervisory stress test through the 2023 cycle until the impact of CECL is better known and understood.
Dividends from the Company’s direct and indirect subsidiaries represent a major source of the funds we use to pay dividends on our capital stock, make payments on our corporate debt securities and meet our other obligations. There are various federal law

14	Capital One Financial Corporation (COF)

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
Additionally, COBNA and CONA are “banks” within the meaning of Chapter 7 of Title 6.2 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (“Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Virginia Bureau of Financial Institutions.
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
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate non-bank financial companies and BHCs if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and other appropriate Federal Banking Agencies, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of the company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-

15	Capital One Financial Corporation (COF)

based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.
COVID-19 Developments
In response to disruptions in economic conditions caused by the COVID-19 pandemic, federal and state governments and agencies and government‑sponsored enterprises (“GSE”) have taken a variety of actions to support people and entities affected by the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020, the Paycheck Protection Program and Health Care Enhancement Act in April 2020, the Consolidated Appropriations Act, 2021 in December 2020 and the American Rescue Plan Act of 2021 in March 2021, among others. For example, the CARES Act established several programs with the Small Business Administration, including the Paycheck Protection Program (“PPP”), to provide loans to small businesses. The CARES Act also gave banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of the COVID-19 pandemic as being troubled debt restructurings (“TDRs”), which was extended by the Consolidated Appropriations Act, 2021 and expired on January 1, 2022.

For a discussion of the risks associated with the impact of the COVID-19 pandemic and related public health measures, see “Part I—Item 1A. Risk Factors” under the heading “Our results of operations may be adversely affected by the effects of the COVID-19 pandemic.”
Climate-related Developments
Climate change and the risks it may pose to financial institutions is an area of increased focus by the Federal Banking Agencies as well as federal and state legislative bodies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the Federal Banking Agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, on December 16, 2021, the OCC requested feedback on draft principles designed to support the identification and management of climate-related financial risks at OCC-regulated institutions with more than $100 billion in total consolidated assets. The OCC plans to use this feedback to inform any future guidance with respect to climate-related financial risk.
Regulation of Businesses by Authorities Outside the United States
COBNA is subject to laws and regulations in foreign jurisdictions where it operates, currently in the United Kingdom (“U.K.”) and Canada. In the U.K., COBNA operates through COEP, which was established in 1999 and is an authorized payment institution regulated by the Financial Conduct Authority (“FCA”). COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K. COEP does not take deposits. In Canada, COBNA operates as an authorized foreign bank and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). Capital One Canada does not take deposits. The primary regulator of Capital One Canada is the Office of the Superintendent of Financial Institutions. The foreign legal and regulatory requirements to which COBNA’s non-U.S. operation are subject include, among others, those related to consumer protection, business practices, privacy, data protection and limits on interchange fees. For more information on foreign privacy and data protection requirements, please see above “Regulation of Business Activities—Privacy, Data Protection and Cybersecurity.” For more information on foreign regulatory activity concerning interchange fees, please see “Part I—Item 1A. Risk Factors” under the heading “Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees.”

16	Capital One Financial Corporation (COF)

HUMAN CAPITAL RESOURCES
Our culture is rooted in putting people first with a focus on building and maintaining a workforce which fosters an inclusive environment based on diversity of our people, ideas and the merit of our work. Our workforce is our largest and one of our most valuable assets. We prioritize the recruitment, development, recognition and retention of the 50,767 employees worldwide that we had as of December 31, 2021, whom we refer to as “associates.” The following disclosures provide information on our human capital resources, including certain human capital objectives and measures that we focus on in managing our business.
Governance of Human Capital
Our full Board of Directors oversees our human capital management, including strategies, policies and practices, and diversity, inclusion and belonging (“DIB”), and is assisted by our Board’s Compensation Committee and Governance and Nominating Committee. Our Executive Committee, a committee of senior management which includes our Chief Human Resources Officer, advises, assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters such as human resource practices and programs, including general employee benefits and compensation programs. Our Chief Diversity, Inclusion and Belonging Officer (“Chief DIB Officer”) provides an update, at least annually, on the progress, success and challenges on workforce representation, trends and programs to the Board of Directors and Executive Committee.
Hiring, Retention and Development
We employ a comprehensive people strategy that includes significant investments in recruiting, sourcing and associate development to attract and retain top talent from all backgrounds to help drive our business’ long-term success. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, on-campus recruiting, diversity-related recruiting events and initiatives, and internship and rotational programs, among others. We empower our associates to learn new skills, meet personalized development goals, and grow their careers. Investment in associate training and professional development is critical to maintaining our talent competitiveness. Our internal enterprise learning and development team blends multiple approaches to learning to support associate development across lines of business, levels, and roles, including online and live classroom training. In addition to formal programming provided by learning professionals, including regulatory compliance, role-specific topics and others, our peer-to-peer learning strategy empowers associates to be both learners and teachers, further enhancing a culture of learning. We also focus on cultivating talent with leadership development courses, cohort-based programs, network building and coaching.
On a quarterly basis, we review our ability to attract and retain talent needed to deliver on our strategic business objectives. Each line of business and staff group reviews hiring, tenure and attrition metrics as part of this assessment, and they implement mitigation plans when needed.
Diversity, Inclusion and Belonging
We continuously strive to empower our associates to do great work by creating an equitable and inclusive workplace with a culture of belonging that values diverse perspectives, fosters collaboration and encourages innovative ideas. We aim to create a place where associates of all backgrounds can thrive by bringing their best, most authentic selves to work. Our diversity and inclusion efforts are overseen by our Chief DIB Officer. This culture of belonging rests at the heart of our DIB efforts. Central to this effort are our business resource groups, associate-led organizations which deepen our understanding of different cultures, backgrounds and experiences, and enable associates to build connections, invest in their professional development, and support our commitment to attract, develop and retain a diverse workforce. In addition, our Chief Executive Officer and the Executive Committee engage with leaders of our business resource groups to identify opportunities to further our DIB agenda, enact positive change and build on existing initiatives designed to nurture our culture and workplace environment.
Growing the diversity of our workforce at all levels, with an emphasis on leader and executive roles, is an important component of our comprehensive DIB strategy. As of December 31, 2021, key measures of our workforce representation include:
•Of the 13 members of our Board of Directors, 4 are women and 3 are people of color;
•In the U.S., of the associates who are vice president level and above, approximately 33% are women and 24% are people of color;
•In the U.S., approximately 50% of associates are people of color; and

17	Capital One Financial Corporation (COF)

•Worldwide, approximately 52% of associates are women and 48% of associates are men.
Our corporate website contains additional information regarding programs and other information integral to our philosophy of diversity, inclusion and belonging. We believe in the importance of transparency and will also provide on our website the Consolidated EEO-1 Report in addition to submitting to the U.S. Equal Employment Opportunity Commission.
Compensation and Wellness
We are committed to providing a competitive total compensation package that will attract, retain and motivate talent to help drive our business’ long-term success. Our benefits, including competitive parental leave, on-site health centers, flexible work solutions, company contributions to associates’ 401(k) plans, educational assistance and other health, wellness, and financial benefits, are all designed to help associates grow and develop inside and outside of the workplace and empower them in their lives. Furthermore, pay equity has long been a core tenet of our pay philosophy and is central to our values. We annually evaluate base pay and incentive pay for all of our associates globally. This review and evaluation may occur more frequently as deemed necessary and prudent. We review groups of associates in similar roles, adjusting for factors that appropriately explain differences in pay such as job location and experience. Based on our analysis, our aggregated adjusted pay gap results show that we pay women 100% of what men are paid, and we pay people of color in the U.S. 100% of what white associates are paid. We use statistical modeling to understand what drives pay gaps, instill new practices to eliminate pay gaps in the future, and if we find unexplained pay gaps, we close them.
Communication and Connection
We communicate with our associates regularly to understand their perspectives and to hear their voices. Our senior leaders and Chief Executive Officer also communicate directly on societal events impacting our associates. To assess and improve associate retention and engagement, the Company surveys associates on a periodic basis with the assistance of third-party consultants and takes actions to address areas of associate concern. We encourage full participation and use the results to effect change and promote transparency.

18	Capital One Financial Corporation (COF)

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
As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services LLC (“TSYS”) for consumer and commercial credit card processing services for our North American and U.K. portfolios and Fidelity Information Services (“FIS”) for certain of our banking systems.
We are committed to safeguarding our customers’ and our own information and technology, implementing backup and recovery systems, and generally require the same of our third-party service providers. We take measures that mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering our products and services. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure” and “A cyber-attack or other security incident, including one that results in the theft, loss or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.”
Intellectual Property and Other Proprietary Information
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

19	Capital One Financial Corporation (COF)

FORWARD-LOOKING STATEMENTS
From time to time, we have made and will make forward-looking statements, including those that discuss, among other things: strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, expenses, capital measures, capital allocation plans, accruals for claims in litigation and for other claims against us; earnings per share, efficiency ratio, operating efficiency ratio or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters.
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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•the impact of the COVID-19 pandemic on our business, financial condition and results of operations may persist for an extended period or worsen, including labor shortages and disruption of global supply chains, and could impact our estimates of lifetime expected credit losses in our loan portfolios required in computing our allowance for credit losses;
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
•limitations on our ability to receive dividends from our subsidiaries;
•our ability to manage adequate capital or liquidity levels, which could have a negative impact on our financial results and our ability to return capital to our stockholders;
•the extensive use, reliability, disruption, and accuracy of the models and data on which we rely;
•increased costs, reductions in revenue, reputational damage, legal liability and business disruptions that can result from data protection or privacy incidents or a cyber-attack or other similar incidents, including one that results in the theft, loss or misuse of information;
•developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;
•the amount and rate of deposit growth and changes in deposit costs;
•our ability to execute on our strategic and operational plans;
•our response to competitive pressures;
•our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;

20	Capital One Financial Corporation (COF)

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
•increases or decreases in interest rates and uncertainty with respect to the interest rate environment, including the possibility of a prolonged low-interest rate environment or of negative interest rates;
•the transition away from the London Interbank Offered Rate;
•our ability to attract, retain and motivate skilled employees;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;
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
•Our results of operations may be adversely affected by the effects of the COVID-19 pandemic.
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

21	Capital One Financial Corporation (COF)

•Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase common stock.
•We face risks related to our operational, technological and organizational infrastructure.
•A cyber-attack or other security incident, including one that results in the theft, loss or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.
•Our required compliance with applicable laws and regulations related to privacy, data protection and data security may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.
•We face risks resulting from the extensive use of models and data.
•Compliance with new and existing laws, regulations and regulatory expectations is costly and complex.
•Our businesses are subject to the risk of increased litigation, government investigations and regulatory enforcement.
•We face intense competition in all of our markets.
•Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees.
•If we are not able to invest successfully in and introduce digital and other technological developments across all our businesses, our financial performance may suffer.
•We may fail to realize the anticipated benefits of our mergers, acquisitions and strategic partnerships.
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
•The transition away from London Interbank Offered Rate (“LIBOR”) may adversely affect our business.
•Our business could be negatively affected if we are unable to attract, retain and motivate skilled employees.
•We face risks from unpredictable catastrophic events.
•Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
•We face risks from the use of or changes to assumptions or estimates in our financial statements.
•The soundness of other financial institutions and other third parties could adversely affect us.
General Economic and Market Risks
Our results of operations may be adversely affected by the effects of the COVID-19 pandemic.
Although the global economy has begun to recover from the COVID-19 pandemic and many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic, especially as a result of the emergence of the Omicron variant in late 2021, continue to impact the macroeconomic environment and may persist for some time. Such adverse consequences include labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures and could adversely affect our business. Should these ongoing effects of the pandemic continue for

22	Capital One Financial Corporation (COF)

an extended period or worsen, our purchase volume, loan balances and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses beyond current levels. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.
The COVID-19 pandemic caused us to modify our business practices and operations, including providing a range of forbearance options to our customers in certain circumstances. We may need to further modify our practices and operations as the pandemic remains dynamic and the emergence of variants resistant to existing vaccines remains uncertain. We also implemented work-from-home policies for a vast majority of our employees, and social distancing plans for our employees who are working from Capital One facilities. Nearly all of our Cafés and bank branches across our network are open with increased safety precautions. We will continue to monitor local conditions to ensure the safety of our associates and customers while providing critical banking services. These measures could impair our ability to perform critical functions and may adversely impact our results of operations. In addition, these measures and other changes in consumer behavior as a result of the COVID-19 pandemic may require changes to retail distribution strategies and adversely impact our investments in our bank premises and equipment and other retail distribution assets, leading to increased costs and exposure to additional risks. We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners.
Since the inception of the COVID-19 pandemic, federal, state, local and foreign governmental authorities enacted regulations and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. We participated in certain of these programs, including participating as an eligible lender in the Small Business Administration’s Paycheck Protection Program. Our participation in and execution of any such programs may cause operational, compliance, reputational and credit risks, which could result in litigation, governmental action or other forms of loss. The extent of these impacts, which may be substantial, depends, in part, on the degree of our participation in these programs. There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations and protocols that have been and will be enacted. Moreover, we expect that the effects of the COVID-19 pandemic will heighten many of the other known risks described herein. See “Part I—Item 1.—Business—Overview—Coronavirus Disease 2019 (COVID-19) Pandemic”.
The extent to which the consequences of the COVID-19 pandemic affect our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and our ability to take capital actions, will depend on future developments that remain uncertain, including, for example, the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our customers, counterparties, employees and third-party service providers.
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
Some of the risks we face in connection with adverse changes and instability in the macroeconomic environment, including changes in consumer confidence levels and behavior, include the following:
•Changes in payment patterns, increases in delinquencies and default rates, decreased consumer spending, inflation, lower demand for credit and shifts in consumer payment behavior towards avoiding late fees, finance charges and other fees;
•Increases in our charge-off rate caused by bankruptcies and reduced ability to recover debt that we have previously charged-off;

23	Capital One Financial Corporation (COF)

•Decreased reliability of the process and models we use to estimate our allowance for loan and lease losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data.”
The U.K. and the European Union agreed to a free trade deal at the end of 2020 relating to the U.K.’s exit from the European Union. Although this deal provides greater near-term stability, there is still some degree of uncertainty as to the relationship between the U.K and the European Union, which may increase volatility in the regional and global financial markets. We continue to consider and monitor the potential impacts, and other factors that could also impact U.K. economic performance.
Financial market instability and volatility could adversely affect our business.
Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations. In addition, fluctuations in interest rates, credit spreads and other market factors could negatively impact our results of operations. Both shorter-term and longer-term interest rates remain below long-term historical averages and the yield curve has been relatively flat compared to past periods. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it can decrease the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates, or an inversion of the yield curve, could have a material adverse effect on our net interest margin and earnings.
Credit Risk
We may experience increased delinquencies, credit losses, inaccurate estimates and inadequate reserves.
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s ability and willingness to repay us can be adversely affected by decreases in the income of the borrower or increases in their payment obligations to other lenders, whether as a result of higher debt levels or rising interest rates, by rising levels of inflation, or by restricted availability of credit generally. We may fail to quickly identify and reduce our exposure to customers that are likely to default on their payment obligations, whether by closing credit lines or restricting authorizations. Our ability to manage credit risk also is affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of our collections staff, techniques and models.
Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require us to increase our allowance for credit losses, which would decrease our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:
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

24	Capital One Financial Corporation (COF)

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
•Increasing Charge-off Recognition/Allowance for Credit Losses: We account for the allowance for credit losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. Effective as of January 1, 2020, we adopted the CECL standard which is based on expected lifetime losses rather than incurred losses. Adoption of the CECL standard has resulted and may continue to result in an increase to our reserves for credit losses on financial instruments with a resulting adverse impact on our financial condition. The continued impact of CECL on our results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts. The application of the CECL standard requires us to increase reserves faster and to a higher level in an economic downturn, resulting in greater impact to our results and our capital ratios than we would have experienced in similar circumstances prior to the adoption of CECL. In addition, because credit cards represent a significant portion of our product mix, we could be disproportionately affected by use of the CECL standard, as compared to our large bank peers with a different product mix.
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
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 45% of our commercial real estate loan portfolio is concentrated in the Northeast region. The regional economic conditions in the Northeast affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, including as a result of climate change, the Northeast region could have a material adverse effect on the performance of our commercial real estate loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.
Capital and Liquidity Risk
We may not be able to maintain adequate capital or liquidity levels, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
Financial institutions are subject to extensive and complex capital and liquidity requirements, which are subject to change. These requirements affect our ability to lend, grow deposit balances, make acquisitions and distribute capital. Failure to maintain adequate capital or liquidity levels, whether due to adverse developments in our business or the economy or to changes in the applicable requirements, could subject us to a variety of remedies available to our regulators. These include limitations on the ability to pay dividends and/or repurchase shares and the issuance of a capital directive to increase capital. Such limitations or capital directive could have a material adverse effect on our business and results of operations.

25	Capital One Financial Corporation (COF)

We consider various factors in the management of capital, including the impact of both internal and supervisory stress scenarios on our capital levels as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in supervisory stress tests. There can be significant differences between our modeling and the Federal Reserve’s projections for a given supervisory stress scenario and between the capital needs suggested by our internal stress scenarios relative to the supervisory scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the stress testing processes may suggest that we have a particular capacity to return capital to stockholders and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario and/or other factors related to our capital management process may reflect a lower capacity to return capital to stockholders than that indicated by the projections released in the stress testing processes. This in turn, could lead to restrictions on our ability to pay dividends and engage in share repurchases. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
We also consider various factors in the management of liquidity, including maintaining sufficient liquid assets to meet the requirements of several internal and regulatory stress tests. There can be significant differences in estimated liquidity needs between internal and regulatory stress testing, and liquidity resources required to meet regulatory requirements, such as applicable LCR and NSFR requirements, may exceed what would otherwise be required to satisfy internal liquidity metrics and stress testing. Regulatory liquidity stress testing and regulatory liquidity requirements may, therefore, require us to take actions to increase our liquid assets or alter our activities or funding sources, which could negatively affect our financial results or our ability to return capital to our stockholders. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
In response to economic uncertainty due to the COVID-19 pandemic, the Federal Reserve required certain large BHCs, including us, to suspend share repurchases and cap common stock dividends and subsequently extended the restrictions into the first half of 2021 with certain modifications to permit resumptions of share repurchases. Although these temporary restrictions on our capital actions ended on June 30, 2021, it is possible that the Federal Reserve could impose similar restrictions in the future. Further changes to applicable capital and liquidity requirements could result in unexpected or new limitations on our ability to pay dividends and engage in share repurchases.
Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase common stock.
We are a separate and distinct legal entity from our subsidiaries, including the Banks and our broker-dealer subsidiaries. Dividends to us from these direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase common stock, make payments on corporate debt securities and meet other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Our broker-dealer subsidiaries are also subject to laws and regulations, including net capital requirements, that may limit their ability to pay dividends or make other distributions to us. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, our financial position or the perception of our financial health. See “Part I—Item 1. Business—Supervision and Regulation” for additional information regarding dividend limitations applicable to us and the Banks.
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
Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, malicious disruption and

26	Capital One Financial Corporation (COF)

fraud by employees or persons outside of our company, whether through attacks on Capital One directly or on our customers. In addition, we are heavily dependent on the security, capability and continuous availability of the technology systems that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders. We also face risk of adverse customer impacts and business disruption arising from the execution of strategic initiatives we may pursue across our operations.
If we do not maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the resiliency and security of that infrastructure, our business and reputation could be materially adversely affected. We also are subject to disruptions to our systems arising from events that are wholly or partially beyond our control, which may include computer viruses, electrical or telecommunications outages, design flaws in foundational components or platforms, availability and quality of vulnerability patches from key vendors, cyber-attacks and other security incidents (including Distributed Denial of Service (“DDOS”) and other attacks on our infrastructure as discussed below), natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Any failure to maintain our infrastructure or disruption of our systems and applications could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.
We also rely on the business infrastructure and systems of third parties with which we do business and to whom we outsource the operation, maintenance and development of our information technology and communications systems. We have migrated substantially all aspects of our core information technology systems and customer-facing applications to third-party cloud infrastructure platforms, principally AWS. If we fail to administer these new environments in a well-managed, secure and effective manner, or if such platforms become unavailable or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and results of operations. We must successfully develop and maintain information, financial reporting, disclosure, privacy, data-protection, data security and other controls adapted to our reliance on outside platforms and providers. In addition, AWS, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks and other security incidents, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third parties may increase our risk exposure.
Any disruptions, failures or inaccuracies of our operational processes, technology systems and models, including those associated with improvements or modifications to such technology systems and models, could cause us to be unable to market and manage our products and services, manage our risk, meet our regulatory obligations or report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, the integration of newly acquired businesses, or the prevention or occurrence of cyber-attacks and other security incidents. If we are unable to successfully manage our expenses, our financial results will be negatively affected. Changes to our business, including those resulting from our strategic objectives, also requires robust governance to ensure that our objectives are executed as intended without adversely impacting our customers, associates, operations or financial performance. Ineffective change management oversight and governance over the execution of our strategic objectives could expose us to operational, strategic and reputational risk and could negatively impact customers or our financial performance.
A cyber-attack or other security incident, including one that results in the theft, loss or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.
Our ability to provide our products and services, many of which are web-based, and communicate with our customers, depends upon the management and safeguarding of information systems and infrastructure, networks, software, data engineering, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and eventual destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other

27	Capital One Financial Corporation (COF)

third parties with which we do business. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers.
Technologies, systems, networks, and other devices of Capital One, as well as those of our employees, service providers, partners and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including DDOS attacks, computer viruses, hacking, malware, ransomware, credential stuffing, or phishing or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions in Capital One accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For example, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes.
For example, on July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems (the “Cybersecurity Incident”). This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers. While the Cybersecurity Incident has been remediated, it has resulted in fines, litigation, government investigations and other regulatory enforcement inquiries, as well as consent orders with certain regulatory agencies. Cyber and information security risks for large financial institutions like us continue to increase due to the proliferation of new technologies, the industry-wide shift to reliance upon the internet to conduct financial transactions, and the increased sophistication and activities of malicious actors, organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. While we were not directly involved in these third-party breach events, the stolen information can create a vulnerability for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other sites. This vulnerability could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. The ongoing COVID-19 pandemic also increases the risk that we may experience cyber incidents as a result of our employees, service providers, partners and other third parties with which we interact working remotely on systems, networks and environments over which we have less control.
The methods and techniques employed by malicious actors change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected. For example, although we immediately fixed the configuration vulnerability that was exploited in the Cybersecurity Incident once we discovered the unauthorized access, a period of time elapsed between the occurrence of the unauthorized access and the time when we discovered it. In other circumstances, we and our service providers and other third parties with which we interact may be unable to anticipate or identify certain attack methods in order to implement effective preventative measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire and develop talent capable of detecting, mitigating or remediating these risks. Although we seek to maintain a robust suite of authentication and layered information security controls, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail clients.
A disruption or breach, including as a result of a cyber-attack such as the Cybersecurity Incident, or media reports of perceived security vulnerabilities at Capital One or at our service providers, could result in significant legal and financial exposure, regulatory intervention, litigation, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. There can be no assurance that unauthorized access or cyber incidents similar to the Cybersecurity Incident will not occur or that we will not

28	Capital One Financial Corporation (COF)

suffer material losses in the future. If future attacks are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our service providers or other third parties with which we interact could harm our business even if we do not control the service that is attacked.
Further, our ability to monitor our service providers’ cybersecurity practices is limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our service providers, we cannot guarantee that such agreements will prevent a cyber incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. However, due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers as they relate to the information we share with them.
In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or networks or those of our customers, service providers, partners or other third parties with which we interact has led, and will likely continue to lead, to increased costs to us with respect to preventing, mitigating and remediating these risks, as well as any related attempted fraud. In order to address ongoing and future risks, we must expend significant resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. Further, high profile cyber incidents at Capital One or other large financial institutions could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products. We have insurance against some cyber risks and attacks; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event (including if our insurer denies coverage as to any particular claim in the future), and such insurance may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.
Our required compliance with applicable laws and regulations related to privacy, data protection and data security may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.
We are subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For example, at the federal level, we are subject to the GLBA, among other laws and regulations. In addition, in November 2021, the Federal Reserve, OCC, and FDIC issued a final rule that, among other things, requires all banking organizations in the United States to notify their primary federal regulators of certain material computer-security incidents as soon as possible and no later than 36 hours after determining that the incident has occurred. At the state level, the CCPA went into effect on January 1, 2020 and covers certain companies that process personal information of California residents. The CCPA was recently amended by the CPRA, which will become effective in most material respects on January 1, 2023. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations.
We also are, or may become, subject to continuously evolving and developing laws and regulations in other jurisdictions regarding privacy, data protection and data security. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”). In addition, the EU GDPR applies EU data protection law to all companies processing data of EU residents, regardless of the company’s location. We also are subject to the U.K. GDPR (which is how GDPR has been implemented into U.K. law). These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. Significant uncertainty exists as privacy, data protection, and data security laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
Further, we make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about privacy, data protection and data security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

29	Capital One Financial Corporation (COF)

Our efforts to comply with PIPEDA, GLBA, GDPR, U.K. GDPR, CCPA, CPRA and other privacy, data protection and data security laws and regulations, as well as our posted privacy policies, and related contractual obligations to third parties, entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy, data protection and data security violations continue to increase. The enactment of more restrictive laws or regulations, or future enforcement actions or investigations, could impact us through increased costs or restrictions on our business, and any noncompliance or perceived noncompliance could result in monetary or other penalties, harm to our reputation and significant legal liability.
We face risks resulting from the extensive use of models and data.
We rely on quantitative models, our ability to manage and aggregate data in an accurate and timely manner, assess and manage our various risk exposures, estimate certain financial values and manage compliance with regulatory capital requirements. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting deposit levels or loan losses, assessing capital adequacy and calculating managerial and regulatory capital levels, estimating the value of financial instruments and balance sheet items, and other operational functions. Our risk reporting and management, including business decisions based on information incorporating models, depend on the effectiveness of our models and our policies, programs, processes and practices governing how data is acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. While we continuously update our policies, programs, processes and practices, many of our data management, aggregation and implementation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs. If our risk management framework is ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition. Also, any information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our stockholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Legal and Regulatory Risk
Compliance with new and existing laws, regulations and regulatory expectations is costly and complex.
A wide array of laws and regulations, including banking and consumer lending laws and regulations, apply to almost every aspect of our business. We and our subsidiaries are also subject to supervision and examination by multiple regulators, and the manner in which our regulators interpret applicable laws and regulations may affect how we comply with them. Failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, criminal sanctions and other penalties, and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining risk management and compliance-related systems, infrastructure and processes, is difficult and may lead to increased expenses. These efforts and the associated costs could limit our ability to invest in other business opportunities.
Applicable rules and regulations may affect us disproportionately compared to our competitors or in an unforeseen manner. For example, we have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit card and auto loans, which typically have higher delinquencies and charge-offs than prime customer accounts. As a result, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged-off debt and vehicle repossession. These activities are subject to enhanced legal and regulatory scrutiny from regulators, courts and legislators. Any future changes to or legal liabilities resulting from our business practices in these areas, including our debt collection practices, whether mandated by regulators, courts, legislators or otherwise, could have a material adverse impact on our financial condition.

30	Capital One Financial Corporation (COF)

The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. For example, there may be future rulemaking in emerging regulatory areas such as climate-related risks and new technologies, including distributed ledger technology and cryptocurrencies. In addition, some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. Adoption of new technologies, such as distributed ledger technologies, tokenization, cloud computing, artificial intelligence and machine learning technologies, can present unforeseen challenges in applying and relying on existing compliance systems.
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
In addition, financial institutions, such as ourselves, face significant regulatory scrutiny, which can lead to public enforcement actions or nonpublic supervisory actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by, among other regulatory bodies, the Federal Banking Agencies, SEC, CFTC and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the OCC, Department of Justice, Financial Crimes Enforcement Network (“FinCEN”) and state Attorneys General.
Over the last several years, federal and state regulators have focused on compliance with AML and sanctions laws, privacy, data protection and data security, use of service providers, fair lending and other consumer protection issues. In August 2020, we entered into consent orders with the Federal Reserve and the OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes, and we paid a civil monetary penalty as part of the OCC agreement. In January 2021, we also paid a civil monetary penalty assessed by FinCEN against CONA in connection with our AML program. Regulatory scrutiny is expected to continue in these areas, including as a result of implementation of the AML Act of 2020.
We expect that regulators and governmental enforcement bodies will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through nonpublic supervisory and enforcement actions or findings, which could involve restrictions on our activities, or our ability to make acquisitions or otherwise expand our business, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings to which we are subject, see “Note 18—Commitments, Contingencies, Guarantees and Others.”

31	Capital One Financial Corporation (COF)

Other Business Risks
We face intense competition in all of our markets.
We operate in a highly competitive environment across all of our lines of business, whether in making loans, attracting deposits or in the global payments industry, and we expect competitive conditions to continue to intensify with respect to most of our products particularly in our credit card and consumer banking business. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. This increasingly competitive environment is primarily a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial services providers, all of which may affect our customers’ expectations and demands. In addition to offering competitive products and services, we invest in and conduct marketing campaigns to attract and inform customers.
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or cryptocurrencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. If we are unable to continue to keep pace with innovation, do not effectively market our products and services or are prohibited from or unwilling to enter emerging areas of competition, our business and results of operations could be adversely affected.
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
We operate as an online direct bank in the United States. While direct banking provides a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, we face strong and increasing competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation. The potential consequences of this competitive environment are exacerbated by the flexibility of direct banking and the financial and technological sophistication of our online customer base.
In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. As of December 31, 2021, we have a number of large partnerships in our credit card loan portfolio. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships. Additionally, partners themselves may face changes in their business, including market factors and ownership changes, that could impact the partnership. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of any of our key business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
We depend on our partners to effectively promote our co-brand and private label products and integrate the use of our credit cards into their retail operations. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models could adversely affect card usage and our ability to achieve the growth and profitability objectives of our partnerships. In addition, if our partners do not adhere to the terms of our program agreements and standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products.

32	Capital One Financial Corporation (COF)

Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer richer value propositions or a wider range of programs and services than we offer, or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, attain and develop more attractive co-brand card programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors.
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
Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees.
Interchange fees are generally one of the largest components of the costs that merchants pay in connection with the acceptance of credit and debit cards and are a meaningful source of revenue for our credit and debit card businesses. Interchange fees are the subject of significant and intense global legal, legislative and regulatory focus, and the resulting decisions, legislation and regulation may have a material adverse impact on our overall business, financial condition and results of operations.
Legislative and regulatory bodies in a number of countries are seeking to reduce interchange fees through legislation, competition-related regulatory proceedings, voluntary agreements, central bank regulation and/or litigation. For credit transactions, interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa. For debit transactions, Federal Reserve rules place limits on the interchange fees we may charge. For more information on these rules, including the Federal Reserve’s proposed amendments, please see “Part I—Item 1. Business—Supervision and Regulation.” In some jurisdictions, such as Canada and certain countries in Europe, including the U.K., interchange fees and related practices are subject to regulatory activity, including in some cases, imposing caps on permissible interchange fees. Our international card businesses have been impacted by these restrictions. For example, in the U.K., interchange fees are capped for both credit and debit card transactions. In addition, in Canada, Visa and Mastercard payment networks have, since 2014, entered into voluntary agreements with the Department of Finance Canada to maintain an agreed upon average interchange rate. Lowering interchange fees remains an area of domestic and international governmental focus. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another, such as our primary market, the United States.
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

33	Capital One Financial Corporation (COF)

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
Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, we face intense competition from smaller companies which experience lower cost structures and different regulatory requirements and scrutiny than we do, and which may allow them to innovate more rapidly than we can. See “We face intense competition in all of our markets.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other specialized personnel. The competition is intense and the compensation costs continue to increase for such talent. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.
We may fail to realize the anticipated benefits of our mergers, acquisitions and strategic partnerships.
We have engaged in merger and acquisition activity and entered into strategic partnerships over the past several years. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other businesses or assets, including credit card and other loan portfolios. We may not be able to identify and secure future acquisition targets on terms and conditions that are acceptable to us, or successfully complete within the anticipated time frame and achieve the anticipated benefits of proposed mergers, acquisitions and strategic partnerships, which could impair our growth.
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

34	Capital One Financial Corporation (COF)

In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:
•New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses, or new geographic areas or other markets which present risks resulting from our relative inexperience in these new businesses or markets. These new businesses or markets may change the overall character of our consolidated portfolio of businesses and alter our exposure to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.
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
•Conditions to Regulatory Approval: We may be required to obtain regulatory approvals to consummate certain acquisitions. We cannot be certain whether, when or on what terms and conditions, such approvals may be granted. Consequently, we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite investing resources in pursuing it.
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
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer data, such as resulting from the Cybersecurity Incident), corporate governance and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. In addition, our co-brand and private label partners or other third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.

35	Capital One Financial Corporation (COF)

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
We rely on a variety of measures to protect and enhance our intellectual property, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary information. These measures may not prevent misappropriation of our proprietary information or infringement of our intellectual property rights and a resulting loss of competitive advantage. In addition, our competitors or other third parties may obtain patents for innovations that are used in our industry or allege that our systems, processes or technologies infringe on their intellectual property rights. If our competitors or other third parties are successful in obtaining such patents or prevail in intellectual property-related litigation against us, we could lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant damages.
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
Some of our methods of managing these risks are based upon our use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures indicate and market conditions, particularly during a period of financial market stress, can involve unprecedented dislocations. For example, credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs due, for example, to rapid changes in the economy, or degradation in the predictive nature of credit bureau and other data used in underwriting.
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
Like other financial institutions, our business is sensitive to market interest rate movements and the performance of the capital markets. Disruptions, uncertainty or volatility across the capital markets could negatively impact market liquidity, limit our access to the funding and capital required to operate and grow our business and adversely affect our results of operations and financial condition. In addition, changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other interest-earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. The interest rates that we pay on the securities we have issued are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Increased charge-offs, rising interest rates and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources. Fluctuations in interest rates,

36	Capital One Financial Corporation (COF)

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
The transition away from LIBOR may adversely affect our business.
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. The publication of non-U.S. dollar LIBOR rates on a representative basis, as well as the publication of the lesser used 1-week and 2-month U.S. dollar LIBOR tenors, ceased as of the end of December 2021. While the most commonly used U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies issued guidance that banking organizations should cease using U.S. dollar LIBOR as a reference rate in new contracts in any event by December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and is continuing. These reforms have caused and may in the future cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.
Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents several risks and challenges to the financial markets and financial institutions, including Capital One. We have loans, derivative contracts, unsecured debt, securitizations, vendor agreements and other instruments with attributes that are either directly or indirectly dependent on LIBOR. Uncertainty as to the nature of potential changes, alternative reference rates (including the pace of transition to, the specific terms and parameters for, and market acceptance of, such rates), or other reforms may adversely affect market liquidity, the pricing of LIBOR-based instruments, and the availability and cost of associated hedging instruments and borrowings. The Secured Overnight Financing Rate (“SOFR”) has been recommended by the Alternative Reference Rates Committee (“ARRC”) as an alternative to U.S. dollar LIBOR. Nevertheless, the transition away from LIBOR could result in loss of market share in certain products, adverse tax or accounting impacts, compliance, legal or operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues for us.
In addition, risks will remain for us with respect to outstanding instruments which rely on LIBOR. Those risks arise in connection with transitioning such instruments to a new reference rate, the taking of discretionary actions (for example, under fallback provisions) or the negotiation of fallback provisions and final amendments to existing LIBOR based agreements. Payments under contracts referencing new reference rates may significantly differ from those referencing LIBOR. For some instruments, the method of transitioning to a new reference rate may be challenging, especially if parties to an instrument cannot agree as to how to effect that transition. If a contract is not transitioned to a new reference rate and LIBOR ceases to exist, the impact on our obligations is likely to vary by contract. In addition, prior to LIBOR cessation, instruments that continue to refer to LIBOR may be impacted if there is a change in the availability or calculation of LIBOR. The transition from LIBOR to an alternative reference rate has changed our market risk profile and required changes to risk and pricing models, valuation tools, product design, information technology systems, reporting infrastructure, operational processes and controls, and hedging strategies, and may result in or require further such changes in the future. In many cases, we are and may in the future be dependent on third parties to upgrade systems, software and other critical functions that could materially disrupt our

37	Capital One Financial Corporation (COF)

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
Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees, particularly employees with advanced expertise in credit, risk, digital and technology skills. We depend on our senior leaders and skilled employees to oversee simultaneous, transformative initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the costs associated with attracting and retaining them, is high and made even more competitive as a result of the external environment, including increasing rates of job transition and low unemployment. Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, our profile in the regions where we have offices and the professional opportunities we offer. Regulation or regulatory guidance restricting executive compensation, as well as evolving investor expectations, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions and technology companies, which therefore may subject us to more restrictions than other institutions and companies with which we compete for talent and may also hinder our ability to compete for talent with other industries. We rely upon our senior leaders not only for business success, but also to lead with integrity. To the extent our senior leaders behave in a manner that does not comport with our values, the consequences to our brand and reputation could be severe and could adversely affect our financial condition and results of operations. If we are unable to attract, develop and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership, our business could be negatively affected.
We face risks from unpredictable catastrophic events.
Despite the business contingency plans we have in place, such plans do not fully mitigate all potential business continuity risks to us. Natural disasters and other catastrophic events could harm our employees, business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, as well as Richmond, Virginia and Plano, Texas. This may include a disruption involving damage or loss of access to a physical site, cyber-attacks and other security incidents, terrorist activities, the occurrence or worsening of disease outbreaks or pandemics (including the COVID-19 pandemic), natural disasters, extreme weather events (including as a result of climate change), electrical outage, environmental hazards, disruption to technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. Our business, financial condition and results of operations may be impacted by any such disruption and our ability to implement corresponding response measures quickly, including, for example, our ability to respond effectively to a remote work environment as a result of the ongoing COVID-19 pandemic and related response measures. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business and customers are concentrated, such as the mid-Atlantic, New York, California or Texas metropolitan areas, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail significant policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and impact our strategies or those of our customers. Physical and transition risks could also affect the financial health of certain customers in impacted industries or geographies. In addition, our reputation and client relationships may be damaged as a result of our practices and decisions related to climate change and the environment, or the practices or involvement of our clients, in certain industries or projects associated with causing or exacerbating climate change. Climate risk is interconnected with many risk types. We continue to enhance processes to embed evolving climate risk considerations into our risk management strategies established for risks such as market, credit

38	Capital One Financial Corporation (COF)

and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.
We face risks from the use of or changes to assumptions or estimates in our financial statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for credit losses, the fair value of certain assets and liabilities, and goodwill impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies.”
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 12.3 million square feet of owned or leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 10.2 million square feet of space is dedicated for various corporate office uses and approximately 2.1 million square feet of space is for bank branches and Cafés.
Our 10.2 million square feet of corporate office space consists of approximately 4.1 million square feet of leased space and 6.1 million square feet of owned space. We maintain corporate office space primarily in Virginia, Texas and New York, including our headquarters located in McLean, Virginia.
Our 2.1 million square feet for bank branches and Cafés is located primarily across New York, Louisiana, Texas, Maryland, Virginia and New Jersey and consists of approximately 1.3 million square feet of leased space and 0.8 million square feet of owned space. See “Note 7—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 18—Commitments, Contingencies, Guarantees and Others.”

39	Capital One Financial Corporation (COF)

Item 4. Mine Safety Disclosures
Not applicable.

40	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2022, there were 9,262 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

41	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2016 and ended December 31, 2021. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
$213
$168
$166
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2016	2017	2018	2019	2020	2021
Capital One	$100.00	$114.14	$86.65	$117.96	$113.31	$166.31
S&P 500 Index	100.00	119.42	111.97	144.31	167.77	212.89
S&P Financial Index	100.00	120.03	102.43	132.31	126.88	168.18

42	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2021.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2021, comprised mainly by repurchases of common stock under the 2021 Stock Repurchase Program. Commission costs are excluded from the amounts presented below. For additional information on our 2021 Stock Repurchase Program, see “MD&A—Capital Management—Dividend Policy and Stock Purchases.”

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
October	4,882,679	$166.55	4,882,679	$1,831
November(1)	7,540,529	153.87	7,492,091	678
December	4,636,238	146.31	4,636,238	—
Total	17,059,446	155.45	17,011,008
__________
(1) There were 48,438 shares withheld in November to cover taxes on restricted stock awards whose restrictions have lapsed.

43	Capital One Financial Corporation (COF)

Item 6. Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the three-year period ended December 31, 2021, 2020 and 2019. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Three-Year Summary of Selected Financial Data

(Dollars in millions, except per share data and as noted)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Income statement
Interest income	$25,769	$26,033	$28,513	(1)%	(9)%
Interest expense	1,598	3,120	5,173	(49)	(40)
Net interest income	24,171	22,913	23,340	5	(2)
Non-interest income	6,264	5,610	5,253	12	7
Total net revenue	30,435	28,523	28,593	7	—
Provision (benefit) for credit losses	(1,944)	10,264	6,236	**	65
Non-interest expense:
Marketing	2,871	1,610	2,274	78	(29)
Operating expense	13,699	13,446	13,209	2	2
Total non-interest expense	16,570	15,056	15,483	10	(3)
Income from continuing operations before income taxes	15,809	3,203	6,874	**	(53)
Income tax provision	3,415	486	1,341	**	(64)
Income from continuing operations, net of tax	12,394	2,717	5,533	**	(51)
Income (loss) from discontinued operations, net of tax	(4)	(3)	13	33	**
Net income	12,390	2,714	5,546	**	(51)
Dividends and undistributed earnings allocated to participating securities	(105)	(20)	(41)	**	(51)
Preferred stock dividends	(274)	(280)	(282)	(2)	(1)
Issuance cost for redeemed preferred stock	(46)	(39)	(31)	18	26
Net income available to common stockholders	$11,965	$2,375	$5,192	**	(54)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$27.05	$5.20	$11.07	**	(53)%
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03	—	**
Net income per basic common share	$27.04	$5.19	$11.10	**	(53)
Diluted earnings per common share:
Net income from continuing operations	$26.95	$5.19	$11.02	**	(53)
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03	—	**
Net income per basic common share	$26.94	$5.18	$11.05	**	(53)
Common shares outstanding (period-end, in millions)	413.9	459.0	456.6	(10)%	1
Dividends declared and paid per common share	$2.60	$1.00	$1.60	160	(38)
Book value per common share (period-end)	147.46	131.16	127.05	12	3
Tangible book value per common share (period-end)(1)	99.74	88.34	83.72	13	6
Common dividend payout ratio(2)	9.62%	19.27%	14.41%	(10)	5
Stock price per common share (period end)	$145.09	$98.85	$102.91	47	(4)
Total market capitalization (period-end)	60,047	45,372	46,989	32	(3)

44	Capital One Financial Corporation (COF)

(Dollars in millions, except per share data and as noted)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Balance sheet (average balances)
Loans held for investment	$252,730	$253,335	$247,450	—		2%
Interest-earning assets	389,336	378,362	341,510	3%		11
Total assets	424,521	411,187	374,924	3		10
Interest-bearing deposits	271,500	263,279	231,609	3		14
Total deposits	306,397	290,835	255,065	5		14
Borrowings	38,590	46,588	50,965	(17)		(9)
Common equity	56,966	52,954	50,960	8		4
Total stockholders’ equity	62,556	58,201	55,690	7		5
Selected performance metrics
Purchase volume	$527,605	$414,312	$424,765	27%		(2)%
Total net revenue margin(3)	7.82%	7.54%	8.37%	28	bps	(83)	bps
Net interest margin	6.21	6.06	6.83	15		(77)
Return on average assets(4)	2.92	0.66	1.48	226		(82)
Return on average tangible assets(5)	3.03	0.69	1.54	234		(85)
Return on average common equity(6)	21.01	4.49	10.16	17%		(6)%
Return on average tangible common equity(7)	28.39	6.24	14.37	22		(8)
Equity-to-assets ratio(8)	14.74	14.15	14.85	59	bps	(70)	bps
Non-interest expense as a percentage of average loans held for investment	6.56	5.94	6.26	62		(32)
Efficiency ratio(9)	54.44	52.79	54.15	165		(136)
Operating efficiency ratio(10)	45.01	47.14	46.20	(213)		94
Effective income tax rate from continuing operations	21.6	15.2	19.5	6%		(4)%
Net charge-offs	$2,234	$5,225	$6,252	(57)		(16)
Net charge-off rate	0.88%	2.06%	2.53%	(118)	bps	(47)	bps

	December 31,			Change
(Dollars in millions, except as noted)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Balance sheet (period-end)
Loans held for investment	$277,340	$251,624	$265,809	10%		(5)%
Interest-earning assets	397,341	388,917	355,202	2		9
Total assets	432,381	421,602	390,365	3		8
Interest-bearing deposits	272,937	274,300	239,209	—		15
Total deposits	310,980	305,442	262,697	2		16
Borrowings	43,086	40,539	55,697	6		(27)
Common equity	56,184	55,356	53,157	1		4
Total stockholders’ equity	61,029	60,204	58,011	1		4
Credit quality metrics
Allowance for credit losses	$11,430	$15,564	$7,208	(27)%		116%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.12%	6.19%	2.71%	(207)	bps	348	bps
30+ day performing delinquency rate	2.25	2.41	3.51	(16)		(110)
30+ day delinquency rate	2.41	2.61	3.74	(20)		(113)
Capital ratios
Common equity Tier 1 capital(11)	13.1%	13.7%	12.2%	(60)	bps	150	bps
Tier 1 capital(11)	14.5	15.3	13.7	(80)		160
Total capital(11)	16.9	17.7	16.1	(80)		160
Tier 1 leverage(11)	11.6	11.2	11.7	40		(50)
Tangible common equity(12)	9.9	10.0	10.2	(10)		(20)
Supplementary leverage(11)(13)	9.9	10.7	9.9	(80)		80
Other
Employees (period end, in thousands)	50.8	52.0	51.9	(2)%		—

45	Capital One Financial Corporation (COF)

__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity (“TCE”) divided by common shares outstanding. See “MD&A—Table B —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(5)Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table B —Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(6)Return on average common equity is calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(7)Return on average tangible common equity (“TCE”) is a non-GAAP measure calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average tangible common equity. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(12)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “MD&A—Table B—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
(13)The Company’s supplementary leverage ratio as of December 31, 2020 reflected the temporary exclusions of U.S Treasury securities and deposits with the Federal Reserve Banks from the denominator of the supplementary leverage ratio, pursuant to an interim final rule issued by the Federal Reserve. For more information see “Part II—Item 7. Business—Capital Management—Capital Standards and Prompt Corrective Action”.
**    Not meaningful.

46	Capital One Financial Corporation (COF)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this 2021 Annual Report on Form 10-K (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “Note 18—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the COVID-19 pandemic described in “Part I—Item 1.—Business—Overview—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2021 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations and financial condition, including capital and liquidity management, by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2021 and accompanying notes. MD&A is organized in the following sections:

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
Financial Highlights
We reported net income of $12.4 billion ($26.94 per diluted common share) on total net revenue of $30.4 billion for 2021. In comparison, we reported net income of $2.7 billion ($5.18 per diluted common share) on total net revenue of $28.5 billion for 2020 and net income of $5.5 billion ($11.05 per diluted common share) on total net revenue of $28.6 billion for 2019.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 13.1% and 13.7% as of December 31, 2021 and 2020, respectively. See “MD&A—Capital Management” for additional information.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $2.6 billion of shares of our common stock during the fourth quarter of 2021 to complete this authorization. On January 21, 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2021. These highlights are based on a comparison between the results of 2021 and 2020, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2021 compared to December 31, 2020. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Discussions of our performance in 2019 and comparisons between 2020 and 2019 can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Total Company Performance
•Earnings:
Our net income increased by $9.7 billion to $12.4 billion in 2021 compared to 2020 primarily driven by:
◦higher net interest income primarily driven by lower interest rates paid on interest-bearing deposits and higher average outstanding balances in our auto loan portfolio;
◦higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume, partially offset by the absence of a gain on our equity investment in Snowflake Inc.; and
◦lower provision resulting from allowance releases in 2021 due to strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
These drivers were partially offset by higher non-interest expense, primarily driven by increased marketing spend.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $25.7 billion to $277.3 billion as of December 31, 2021 from December 31, 2020 primarily driven by growth in our auto, commercial and credit card loan portfolios.
◦Average loans held for investment decreased by $605 million to $252.7 billion in 2021 compared to 2020 primarily driven by lower outstanding balances in Credit Card due to higher customer payments and the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021, partially offset by higher purchase volume in our credit card loan portfolio as well as growth in our auto loan portfolio.

48	Capital One Financial Corporation (COF)

•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 118 basis points to 0.88% in 2021 compared to 2020, driven by strong credit performance in our credit card loan portfolio.
Our 30+ day delinquency rate decreased by 20 basis points to 2.41% as of December 31, 2021 from December 31, 2020 primarily driven by higher ending loan balances and strong credit performance in our auto and credit card loan portfolios.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $4.1 billion to $11.4 billion, and our allowance coverage ratio decreased by 207 basis points to 4.12% as of December 31, 2021 from December 31, 2020, primarily driven by strong credit performance and an improved economic outlook.
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
See “Part I—Item 1. Business—Forward-Looking Statements” in this Report for more information on the forward-looking statements and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.
Total Company Expectations
•We will continue to invest in marketing to grow our businesses and build our franchise.
•We expect the rising cost of technology talent, on top of the company’s continued growth investments, will put pressure on our operating efficiency ratio in the near term.
•We believe that we will be able to drive operating efficiency improvement in the longer term powered by growth and digital productivity gains.

49	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2021 and 2020. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2021, 2020 and 2019 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2021			2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$106,016	$15,474	14.60%	$110,634	$15,575	14.08%	$114,256	$17,688	15.48%
Consumer banking	73,874	5,804	7.86	66,299	5,551	8.37	60,708	5,082	8.37
Commercial banking(2)	77,438	2,119	2.74	77,968	2,438	3.13	73,572	3,306	4.49
Other(3)	—	866	**	—	510	**	16	(214)	**
Total loans, including loans held for sale	257,328	24,263	9.43	254,901	24,074	9.44	248,552	25,862	10.41
Investment securities	98,394	1,446	1.47	87,222	1,877	2.15	81,467	2,411	2.96
Cash equivalents and other interest-earning assets	33,614	60	0.18	36,239	82	0.23	11,491	240	2.08
Total interest-earning assets	389,336	25,769	6.62	378,362	26,033	6.88	341,510	28,513	8.35
Cash and due from banks	5,281			4,839			4,300
Allowance for credit losses	(13,354)			(14,382)			(7,176)
Premises and equipment, net	4,257			4,334			4,289
Other assets	39,001			38,034			32,001
Total assets	$424,521			$411,187			$374,924
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$271,500	$956	0.35%	$263,279	$2,165	0.82%	$231,609	$3,420	1.48%
Securitized debt obligations	12,336	119	0.96	15,533	232	1.49	18,020	523	2.90
Senior and subordinated notes	25,530	488	1.91	29,621	679	2.29	30,821	1,159	3.76
Other borrowings and liabilities	2,261	35	1.57	2,882	44	1.55	3,369	71	2.12
Total interest-bearing liabilities	311,627	1,598	0.51	311,315	3,120	1.00	283,819	5,173	1.82
Non-interest-bearing deposits	34,897			27,556			23,456
Other liabilities	15,441			14,115			11,959
Total liabilities	361,965			352,986			319,234
Stockholders’ equity	62,556			58,201			55,690
Total liabilities and stockholders’ equity	$424,521			$411,187			$374,924
Net interest income/spread		$24,171	6.11		$22,913	5.88		$23,340	6.53
Impact of non-interest-bearing funding			0.10			0.18			0.30
Net interest margin			6.21%			6.06%			6.83%
__________
(1)Past due fees included in interest income totaled approximately $1.4 billion in 2021, $1.3 billion in 2020 and $1.7 billion in 2019.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate (21% for all periods presented) and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $74 million in 2021, $81 million in 2020 and $82 million in 2019 , with corresponding reductions to the Other category.
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.

51	Capital One Financial Corporation (COF)

Net interest income increased by $1.3 billion to $24.2 billion in 2021 compared to 2020 primarily driven by lower interest rates paid on interest-bearing deposits and higher average outstanding balances in our auto loan portfolio.
Net interest margin increased by 15 basis points to 6.21% in 2021 compared to 2020, primarily driven by lower interest rates paid on interest-bearing deposits, partially offset by lower yields and higher average balances in our investment securities portfolio.
Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(101)	$(650)	$549	$(2,113)	$(547)	$(1,566)
Consumer banking	253	595	(342)	469	468	1
Commercial banking(2)	(319)	(16)	(303)	(868)	137	(1,005)
Other(3)	356	—	356	724	—	724
Total loans, including loans held for sale	189	(71)	260	(1,788)	58	(1,846)
Investment securities	(431)	164	(595)	(534)	124	(658)
Cash equivalents and other interest-earning assets	(22)	(6)	(16)	(158)	56	(214)
Total interest income	(264)	87	(351)	(2,480)	238	(2,718)
Interest expense:
Interest-bearing deposits	(1,209)	29	(1,238)	(1,255)	259	(1,514)
Securitized debt obligations	(113)	(41)	(72)	(291)	(63)	(228)
Senior and subordinated notes	(191)	(86)	(105)	(480)	(43)	(437)
Other borrowings and liabilities	(9)	(9)	—	(27)	(9)	(18)
Total interest expense	(1,522)	(107)	(1,415)	(2,053)	144	(2,197)
Net interest income	$1,258	$194	$1,064	$(427)	$94	$(521)
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

Non-Interest Income
Table 3 displays the components of non-interest income for 2021, 2020 and 2019.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Interchange fees, net	$3,860	$3,017	$3,179
Service charges and other customer-related fees	1,578	1,243	1,330
Net securities gains (losses)	2	25	26
Other non-interest income:(1)
Mortgage banking revenue	235	249	165
Treasury and other investment income	151	701	193
Other	438	375	360
Total other non-interest income	824	1,325	718
Total non-interest income	$6,264	$5,610	$5,253
________
(1)Includes gains of $69 million, $45 million and $61 million on deferred compensation plan investments in 2021, 2020 and 2019, respectively. These amounts have corresponding offsets in other non-interest expense.
Non-interest income increased by $654 million to $6.3 billion in 2021 compared to 2020 primarily driven by higher net interchange fees due to a $113 billion increase in purchase volume in Credit Card, partially offset by the absence of a $535 million gain on our equity investment in Snowflake Inc.

53	Capital One Financial Corporation (COF)

Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $(1.9) billion in 2021, $10.3 billion in 2020 and $6.2 billion in 2019.
Our provision for credit losses decreased by $12.2 billion to $(1.9) billion in 2021 compared to 2020 as a result of allowance releases in 2021 due to strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies”.
Non-Interest Expense
Table 4 displays the components of non-interest expense for 2021, 2020 and 2019.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Salaries and associate benefits(1)	$7,421	$6,805	$6,388
Occupancy and equipment	2,003	2,118	2,098
Marketing	2,871	1,610	2,274
Professional services	1,440	1,312	1,237
Communications and data processing	1,262	1,215	1,290
Amortization of intangibles	29	60	112
Other non-interest expense:
Bankcard, regulatory and other fee assessments	199	267	362
Collections	360	323	400
Fraud losses	166	261	383
Other	819	1,085	939
Total other non-interest expense	1,544	1,936	2,084
Total non-interest expense	$16,570	$15,056	$15,483
_________
(1)Includes expenses of $69 million, $45 million and $61 million related to our deferred compensation plan investments for 2021, 2020 and 2019, respectively. These amounts have corresponding offsets in other non-interest income.
Non-interest expense increased by $1.5 billion to $16.6 billion in the year ended 2021 compared to 2020, primarily driven by increased marketing spend and increased salaries and associate benefits due to continued investment in technology, partially offset by lower legal reserve builds.
Income Taxes
We recorded an income tax provision of $3.4 billion (21.6% effective income tax rate), $486 million (15.2% effective income tax rate), $1.3 billion (19.5% effective income tax rate) in 2021, 2020 and 2019, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective income tax rate in 2021 increased compared to 2020 primarily driven by the impact of changes in pre-tax income and the relationship of our tax credits in proportion to our pre-tax earnings partially offset by lower non-deductible expenses. We recorded discrete tax benefits of $66 million in 2021, $22 million in 2020 and $19 million in 2019.

54	Capital One Financial Corporation (COF)

We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes”.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $10.8 billion to $432.4 billion as of December 31, 2021 from December 31, 2020 primarily driven by growth in our loan portfolios and allowance releases, partially offset by a decrease in our cash balances.
Total liabilities increased by $10.0 billion to $371.4 billion as of December 31, 2021 from December 31, 2020 primarily driven by deposit growth and net issuances in our securitization programs.
Stockholders’ equity increased by $825 million to $61.0 billion as of December 31, 2021 from December 31, 2020 primarily due to our net income of $12.4 billion, partially offset by common stock repurchase activity and a decrease in accumulated other comprehensive income primarily driven by a decline the fair value of our investment securities portfolio due to increased interest rates.
The following is a discussion of material changes in the major components of our assets and liabilities during 2021. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both December 31, 2021 and 2020.
The fair value of our available for sale securities portfolio decreased by $5.2 billion to $95.3 billion as of December 31, 2021 from December 31, 2020, primarily driven by net sales and the increase in interest rates. See “Note 2—Investment Securities” for more information.

55	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 5 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of December 31, 2021 and 2020.
Table 5: Loans Held for Investment

	December 31, 2021			December 31, 2020
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$114,772	$8,345	$106,427	$106,956	$11,191	$95,765
Consumer Banking	77,646	1,918	75,728	68,888	2,715	66,173
Commercial Banking	84,922	1,167	83,755	75,780	1,658	74,122
Total	$277,340	$11,430	$265,910	$251,624	$15,564	$236,060
Loans held for investment increased by $25.7 billion to $277.3 billion as of December 31, 2021 from December 31, 2020 primarily driven by growth in our auto, commercial and credit card loan portfolios.
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
Table 6 provides the composition of our primary sources of funding as of December 31, 2021 and 2020.
Table 6: Funding Sources Composition

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$256,407	72%	$249,815	72%
Commercial Banking	44,809	13	39,590	11
Other(1)	9,764	3	16,037	5
Total deposits	310,980	88	305,442	88
Securitized debt obligations	14,994	4	12,414	4
Other debt	28,092	8	28,125	8
Total funding sources	$354,066	100%	$345,981	100%
__________
(1)Includes brokered deposits of $8.6 billion and $15.0 billion as of December 31, 2021 and 2020, respectively.
Total deposits increased by $5.5 billion to $311.0 billion as of December 31, 2021 from December 31, 2020 primarily driven by increased consumer savings, as well as commercial clients holding elevated levels of liquidity, partially offset by maturities of brokered deposits.
Securitized debt obligations increased by $2.6 billion to $15.0 billion as of December 31, 2021 from December 31, 2020 primarily driven by net issuances in our securitization programs.
Other debt remained substantially flat at $28.1 billion as of December 31, 2021.
We provide additional information on our funding sources in “MD&A—Liquidity Risk Profile” and “Note 8—Deposits and Borrowings.”

56	Capital One Financial Corporation (COF)

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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $3.7 billion as of December 31, 2021, an increase of $382 million from December 31, 2020. The increase in our net deferred tax assets was primarily driven by the decrease in fair value of our available for sale securities, partially offset by the decrease in allowance for credit losses in 2021.
We recorded valuation allowances of $355 million and $296 million as of December 31, 2021 and 2020, respectively. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
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

57	Capital One Financial Corporation (COF)

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
We summarize our business segment results for the years ended December 31, 2021, 2020 and 2019 and provide a comparative discussion of these results for 2021 and 2020, as well as changes in our financial condition and credit performance metrics as of December 31, 2021 compared to December 31, 2020. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 7 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the years ended December 31, 2021, 2020 and 2019. We provide information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
Table 7: Business Segment Results

	Year Ended December 31,
	2021				2020				2019
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$18,880	62%	$7,758	63%	$17,599	62%	$1,361	50%	$18,349	64%	$3,127	57%
Consumer Banking	9,002	29	3,676	30	7,704	27	1,367	51	7,375	26	1,799	32
Commercial Banking(3)	3,301	11	1,532	12	2,971	10	65	2	2,814	10	621	11
Other(3)	(748)	(2)	(572)	(5)	249	1	(76)	(3)	55	—	(14)	—
Total	$30,435	100%	$12,394	100%	$28,523	100%	$2,717	100%	$28,593	100%	$5,533	100%
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
Our Credit Card business generated net income from continuing operations of $7.8 billion, $1.4 billion and $3.1 billion in 2021, 2020 and 2019 respectively.
Table 8 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 8: Credit Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2021	2020	2019		2021 vs. 2020		2020 vs. 2019
Selected income statement data:
Net interest income	$14,074	$13,776	$14,461		2%		(5)%
Non-interest income	4,806	3,823	3,888		26		(2)
Total net revenue(1)	18,880	17,599	18,349		7		(4)
Provision (benefit) for credit losses	(902)	7,327	4,992		**		47
Non-interest expense	9,621	8,491	9,271		13		(8)
Income from continuing operations before income taxes	10,161	1,781	4,086		**		(56)
Income tax provision	2,403	420	959		**		(56)
Income from continuing operations, net of tax	$7,758	$1,361	$3,127		**		(56)
Selected performance metrics:
Average loans held for investment	$102,731	$110,082	$114,202		(7)		(4)
Average yield on loans(2)	14.60%	14.08%	15.49%		52	bps	(141)	bps
Total net revenue margin(3)	17.81	15.91	16.07		190		(16)
Net charge-offs	$1,956	$4,270	$5,149		(54)%		(17)%
Net charge-off rate	1.90%	3.88%	4.51%		(198)	bps	(63)	bps
Purchase volume	$527,605	$414,312	$424,765		27%		(2)%

(Dollars in millions, except as noted)	December 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$114,772	$106,956	7%
30+ day performing delinquency rate	2.28%	2.44%	(16)	bps
30+ day delinquency rate	2.29	2.45	(16)
Nonperforming loan rate(4)	0.01	0.02	(1)
Allowance for credit losses	$8,345	$11,191	(25)%
Allowance coverage ratio	7.27%	10.46%	(319)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Total net revenue was reduced by $629 million and $1.1 billion in 2021 and 2020, respectively, for credit card finance charges and fees charged off as uncollectible and by $1.4 billion in 2019, for the estimated uncollectible amount of billed finance charges and fees and related losses.
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

Key factors affecting the results of our Credit Card business for 2021 compared to 2020, and changes in financial condition and credit performance between December 31, 2021 and 2020 include the following:
•Net Interest Income: Net interest income increased by $298 million to $14.1 billion in 2021 primarily driven by higher margins, partially offset by lower average loan balances.
•Non-Interest Income: Non-interest income increased by $983 million to $4.8 billion in 2021 primarily driven by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $8.2 billion to a benefit of $902 million in 2021 resulting from allowance releases in 2021 due to strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $1.1 billion to $9.6 billion in 2021 primarily driven by increased marketing spend.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $7.8 billion to $114.8 billion as of December 31, 2021 from December 31, 2020 primarily due to higher purchase volume, partially offset by higher customer payments and the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021.
◦Average loans held for investment decreased by $7.4 billion to $102.7 billion in 2021 compared to 2020 primarily due to higher customer payments and the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021, partially offset by higher purchase volume.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 198 basis points to 1.90% in 2021 compared to 2020 primarily driven by strong credit performance.
The 30+ day delinquency rate decreased by 16 basis points to 2.29% as of December 31, 2021 from December 31, 2020 driven by higher ending loan balances and strong credit performance.

60	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $7.3 billion, $1.2 billion and $3.0 billion in 2021, 2020 and 2019 respectively. In 2021, 2020 and 2019, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 8.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 8.1: Domestic Card Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2021	2020	2019		2021 vs. 2020		2020 vs. 2019
Selected income statement data:
Net interest income	$12,916	$12,599	$13,265		3%		(5)%
Non-interest income	4,532	3,583	3,684		26		(3)
Total net revenue(1)	17,448	16,182	16,949		8		(5)
Provision (benefit) for credit losses	(868)	6,979	4,671		**		49
Non-interest expense	8,712	7,625	8,308		14		(8)
Income from continuing operations before income taxes	9,604	1,578	3,970		**		(60)
Income tax provision	2,266	374	925		**		(60)
Income from continuing operations, net of tax	$7,338	$1,204	$3,045		**		(60)
Selected performance metrics:
Average loans held for investment	$95,818	$101,837	$105,270		(6)		(3)
Average yield on loans(2)	14.49%	13.88%	15.47%		61	bps	(159)	bps
Total net revenue margin(3)	17.85	15.80	16.10		205		(30)
Net charge-offs	$1,820	$4,002	$4,818		(55)%		(17)%
Net charge-off rate	1.90%	3.93%	4.58%		(203)	bps	(65)	bps
Purchase volume	$487,297	$380,787	$390,032		28%		(2)%

(Dollars in millions, except as noted)	December 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment	$108,723	$98,504	10%
30+ day performing delinquency rate	2.22%	2.42%	(20)	bps
Allowance for credit losses	$7,968	$10,650	(25)%
Allowance coverage ratio	7.33%	10.81%	(348)	bps
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

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in 2021 compared to 2020 primarily driven by:
•Higher net interest income in 2021 primarily driven by higher margins, partially offset by lower average loan balances.
•Higher non-interest income in 2021 primarily due to higher net interchange fees from an increase in purchase volume.
•Lower provision for credit losses resulting from allowance releases in 2021 due to strong credit performance and an improved economic outlook, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
These drivers were partially offset by higher non-interest expense in 2021 primarily driven by increased marketing spend.

62	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $3.7 billion, $1.4 billion and $1.8 billion in 2021, 2020 and 2019, respectively.
Table 9 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 9: Consumer Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2021	2020	2019		2021 vs. 2020		2020 vs. 2019
Selected income statement data:
Net interest income	$8,448	$7,238	$6,732		17%		8%
Non-interest income	554	466	643		19		(28)
Total net revenue	9,002	7,704	7,375		17		4
Provision (benefit) for credit losses	(521)	1,753	938		**		87
Non-interest expense	4,711	4,159	4,091		13		2
Income from continuing operations before income taxes	4,812	1,792	2,346		169		(24)
Income tax provision	1,136	425	547		167		(22)
Income from continuing operations, net of tax	$3,676	$1,367	$1,799		169		(24)
Selected performance metrics:
Average loans held for investment:
Auto	$71,108	$63,227	$57,938		12		9
Retail banking	2,765	3,072	2,770		(10)		11
Total consumer banking	$73,873	$66,299	$60,708		11		9
Average yield on loans held for investment(1)	7.86%	8.37%	8.37%		(51)	bps	—
Average deposits	$251,676	$236,369	$205,012		6%		15%
Average deposits interest rate	0.32%	0.76%	1.24%		(44)	bps	(48)	bps
Net charge-offs	$276	$578	$947		(52)%		(39)%
Net charge-off rate	0.37%	0.87%	1.56%		(50)	bps	(69)	bps
Auto loan originations	$43,083	$32,282	$29,251		33%		10%

(Dollars in millions, except as noted)	December 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Auto	$75,779	$65,762	15%
Retail banking	1,867	3,126	(40)
Total consumer banking	$77,646	$68,888	13
30+ day performing delinquency rate	4.26%	4.62%	(36)	bps
30+ day delinquency rate	4.66	5.00	(34)
Nonperforming loan rate	0.50	0.47	3
Nonperforming asset rate(2)	0.56	0.54	2
Allowance for credit losses	$1,918	$2,715	(29)%
Allowance coverage ratio	2.47%	3.94%	(147)	bps
Deposits	$256,407	$249,815	3%

63	Capital One Financial Corporation (COF)

__________
(1)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(2)Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for 2021 compared to 2020, and changes in financial condition and credit performance between December 31, 2021 and 2020 include the following:
•Net Interest Income: Net interest income increased by $1.2 billion to $8.4 billion in 2021 primarily driven by higher margins and deposits in our Retail Banking business as well as growth in our auto loan portfolio.
•Non-Interest Income: Non-interest income increased by $88 million to $554 million in 2021 primarily driven by growth in our auto loan portfolio and higher interchange fees from an increase in debit card purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $2.3 billion to a benefit of $521 million in 2021 resulting from allowance releases in 2021 due to strong credit performance, an improved economic outlook and auction price favorability, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic.
•Non-Interest Expense: Non-interest expense increased by $552 million to $4.7 billion in 2021 primarily driven by continued investment in infrastructure and technology, as well as increased marketing spend and growth in our auto loan portfolio.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $8.8 billion to $77.6 billion as of December 31, 2021 from December 31, 2020 primarily driven by growth in our auto loan portfolio due to higher originations.
◦Average loans held for investment increased by $7.6 billion to $73.9 billion in 2021 compared to 2020 primarily driven by growth in our auto loan portfolio due to higher originations.
•Deposits: Period-end deposits increased by $6.6 billion to $256.4 billion as of December 31, 2021 from December 31, 2020 primarily driven by increased consumer savings.
•Net Charge-Off and Delinquency Metrics: The net charge-off rate decreased by 50 basis points to 0.37% in 2021 compared to 2020 primarily driven by strong credit performance in our auto loan portfolio, including the impact of auction price favorability.
The 30+ day delinquency rate decreased by 34 basis points to 4.66% as of December 31, 2021 from December 31, 2020 driven by growth and strong credit performance in our auto loan portfolio.
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
Our Commercial Banking business generated net income from continuing operations of $1.5 billion, $65 million and $621 million in 2021, 2020 and 2019 respectively.
Table 10 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

64	Capital One Financial Corporation (COF)

Table 10: Commercial Banking Business Results

	Year Ended December 31,				Change
(Dollars in millions, except as noted)	2021	2020	2019		2021 vs. 2020		2020 vs. 2019
Selected income statement data:
Net interest income	$2,153	$2,048	$1,983		5%		3%
Non-interest income	1,148	923	831		24		11
Total net revenue(1)	3,301	2,971	2,814		11		6
Provision (benefit) for credit losses(2)	(519)	1,181	306		**		286
Non-interest expense	1,815	1,706	1,699		6		—
Income from continuing operations before income taxes	2,005	84	809		**		(90)
Income tax provision	473	19	188		**		(90)
Income from continuing operations, net of tax	$1,532	$65	$621		**		(90)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$30,980	$31,135	$29,608		—		5
Commercial and industrial	45,146	45,819	42,863		(1)		7
Total commercial lending	76,126	76,954	72,471		(1)		6
Small-ticket commercial real estate	—	—	69		—		**
Total commercial banking	$76,126	$76,954	$72,540		(1)		6
Average yield on loans held for investment(1)(3)	2.74%	3.13%	4.51%		(39)	bps	(138)	bps
Average deposits	$42,350	$35,468	$31,229		19%		14%
Average deposits interest rate	0.14%	0.40%	1.18%		(26)	bps	(78)	bps
Net charge-offs	$2	$377	$156		(99)%		142%
Net charge-off rate	—	0.49%	0.22%		**		27	bps

(Dollars in millions, except as noted)	December 31, 2021	December 31, 2020	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$35,262	$30,681	15%
Commercial and industrial	49,660	45,099	10
Total commercial banking	$84,922	$75,780	12
Nonperforming loan rate	0.82%	0.86%	(4)	bps
Nonperforming asset rate(4)	0.82	0.86	(4)
Allowance for credit losses(2)	$1,167	$1,658	(30)%
Allowance coverage ratio	1.37%	2.19%	(82)	bps
Deposits	$44,809	$39,590	13%
Loans serviced for others	48,562	44,162	10
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $165 million, $195 million, and $130 million as of December 31, 2021, 2020, and 2019, respectively.
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
**    Not meaningful.

65	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for 2021 compared to 2020, and changes in financial condition and credit performance between December 31, 2021 and 2020 include the following:
•Net Interest Income: Net interest income increased by $105 million to $2.2 billion in 2021 primarily driven by growth across our loan portfolios and higher average deposit balances, partially offset by a one-time charge for unwinding the internal funding related to moving $1.5 billion in loans to held for sale in the second quarter of 2021.
•Non-Interest Income: Non-interest income increased by $225 million to $1.1 billion in 2021 driven by higher activity in our capital markets business.
•Provision for Credit Losses: Provision for credit losses decreased by $1.7 billion to a benefit of $519 million in 2021 resulting from allowance releases due to an improved economic outlook and improvement in our energy loan portfolio, compared to allowance builds in 2020 driven by expectations of economic worsening at the start of the COVID-19 pandemic as well as credit deterioration in our energy loan portfolio.
•Non-Interest Expense: Non-interest expense increased by $109 million to $1.8 billion in 2021 primarily driven by our continued investment in our growth strategies, as well as infrastructure and technology.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $9.1 billion to $84.9 billion as of December 31, 2021 from December 31, 2020 driven by growth across our loan portfolio.
◦Average loans held for investment decreased by $828 million to $76.1 billion in 2021 compared to 2020 driven by higher utilization of credit lines in 2020 due to the COVID-19 pandemic.
•Deposits: Period-end deposits increased by $5.2 billion to $44.8 billion as of December 31, 2021 from December 31, 2020 primarily driven by elevated client liquidity.
•Net Charge-Off and Nonperforming Metrics: The net charge-off rate decreased by 49 basis points to 0.00% in 2021 primarily driven by lower net charge-offs in our energy loan portfolio.
The nonperforming loan rate decreased by 4 basis points to 0.82% as of December 31, 2021 from December 31, 2020 driven by growth and improvements in our energy loan portfolio, partially offset by isolated credit downgrades in our real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

66	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Other category for the periods indicated.
Table 11: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Selected income statement data:
Net interest income (loss)	$(504)	$(149)	$164	**	**
Non-interest income (loss)	(244)	398	(109)	**	**
Total net revenue (loss)(1)	(748)	249	55	**	**
Provision (benefit) for credit losses	(2)	3	—	**	**
Non-interest expense	423	700	422	(40)%	66%
Loss from continuing operations before income taxes	(1,169)	(454)	(367)	157	24
Income tax benefit	(597)	(378)	(353)	58	7
Loss from continuing operations, net of tax	$(572)	$(76)	$(14)	**	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $496 million to a loss of $572 million in 2021, primarily driven by the absence of a $535 million gain on our equity investment in Snowflake Inc. in 2020, lower net interest income due to the declines in interest rates and higher deposits. These drivers were partially offset by lower legal reserve builds in non-interest expense and an increase in income tax benefit due to a higher pre-tax loss and the impact of the tax credits.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

67	Capital One Financial Corporation (COF)

Loan Loss Reserves
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment portfolios as of each balance sheet date. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. For all such loans and unfunded lending commitments, our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses at each relevant loss component of the estimate. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $11.4 billion as of December 31, 2021, compared to $15.6 billion as of December 31, 2020. In periods prior to 2020, the allowance for loan and lease losses represented management’s estimate of incurred loan and lease losses as fully described in “Note 1—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Significant management judgement is required to determine the relevant information and estimation methods used to arrive at our best estimate of lifetime losses. Establishing the allowance on a quarterly basis involves evaluating both credit and macroeconomic variables. The macroeconomic forecast used to inform both quantitative and qualitative components of our allowance for credit losses estimate is sensitive to variables that impact borrowers’ ability to pay, such as the U.S. Unemployment Rate, and the U.S. Real Gross Domestic Product (“GDP”) Rate assumptions.
In addition to macroeconomic factors, many credit factors inform our allowance for credit losses, including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, credit bureau scores, current general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for credit losses.
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
In addition to the allowance for credit losses, on a quarterly basis, we review and assess our estimate of expected losses related to unfunded lending commitments that are not unconditionally cancellable. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for credit losses for the Commercial Banking business. The reserve for losses on unfunded lending commitments is included in other liabilities on the consolidated balance sheets and changes to it are recorded through the provision for credit losses in the consolidated statements of income.
Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for credit losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance as well as economic forecasts that may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by operating segment, and changes in our allowance in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”

68	Capital One Financial Corporation (COF)

We reserve for the uncollectible portion of finance charges and fees related to credit card loan receivables in the allowance for credit losses. Our methodology for estimating the uncollectible portion of finance charges and fees is consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables.
Goodwill
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $14.8 billion and $14.7 billion as of December 31, 2021 and 2020, respectively. We did not recognize any goodwill impairment in 2021 and 2020. See “Note 6—Goodwill and Other Intangible Assets” for additional information.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements, economic capital requirements and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Consolidated stockholder’s equity in excess of the sum of all reporting unit’s capital requirements that is not identified for future capital needs, such as dividends, share buybacks or other strategic initiatives, is allocated to the reporting units and the Other category and assumed distributed to equity holders in future periods.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculate the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a form of the income approach. This DCF calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF calculation requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values are then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. Discount rates used for our reporting units ranged from 8.4% to 12.1%, and we applied a terminal year long-term growth rate of 4.0% to all reporting units. The reasonableness of our DCF calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The results of the 2021 annual impairment test for the reporting units indicated that the estimated fair values of the Commercial Banking, Credit Card, Auto Finance, and Other Consumer Banking reporting units exceeded their carrying amounts by between 44% and 131%.
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
Level 1: Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

69	Capital One Financial Corporation (COF)

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
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC convenes to review escalated valuation disputes. There were no disputes for the years ended December 31, 2021 and 2020.
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

70	Capital One Financial Corporation (COF)

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
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use the weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including changes related to the mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. While the rewards liability is sensitive to changes in assumptions for redemption rates and costs and involves management judgment, we believe portfolio characteristics and historical performance are the best indication of future reward redemption behavior and are the primary basis for our estimate. We recognized customer rewards expense of $6.4 billion in 2021 and $4.9 billion in both 2020 and 2019. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $6.2 billion and $5.4 billion as of December 31, 2021 and 2020, respectively.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2021
There were no relevant new accounting standards issued but not adopted as of December 31, 2021 See “Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2021.

71	Capital One Financial Corporation (COF)

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
Capital Standards and Prompt Corrective Action
The Company and the Banks are subject to the regulatory capital requirements established by the Federal Reserve and the OCC respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Act and other capital provisions.
Following amendments to the Basel III Capital Rules in October 2019 to provide for tailored application of certain capital requirements across different categories of banking institutions (the “Tailoring Rules”), the Company, as a BHC with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, is a Category III institution.
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
As a Category III institution, effective January 1, 2020, we are no longer subject to the Basel III Advanced Approaches framework and certain associated capital requirements, and we have elected to exclude certain elements of AOCI from our regulatory capital as permitted for a Category III institution. We remain subject to the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement of 3.0%.
G-SIBs that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”). The stress capital buffer requirement is institution-specific and replaces the fixed 2.5% capital conservation buffer previously in place for BHCs.
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
Under the Stress Capital Buffer Rule framework, the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (which will be recalibrated every year based on the Company’s supervisory stress test results), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies, set an earlier effective date.

72	Capital One Financial Corporation (COF)

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
If the Company or any of the Banks fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of December 31, 2021 and 2020, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and each of the Company and the Banks was “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Banks are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2021, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
CECL Transition Rule
The Federal Banking Agencies adopted a final rule (the “CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the current expected credit loss (“CECL”) standard on their regulatory capital (the “CECL Transition Election”). We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
Pursuant to the CECL Transition Rule, a banking institution could elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies used a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions were permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. From January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact are being phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

73	Capital One Financial Corporation (COF)

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
As of December 31, 2021, we added back an aggregate amount of $2.4 billion, after taxes, to our regulatory capital pursuant to the CECL Transition Rule. The Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 13.1% as of December 31, 2021, and would have been 12.4% excluding the impact of the CECL Transition Rule (or "on a fully phased-in basis").
Expiration of the Temporary Exclusions for Supplementary Leverage Ratio
In April 2020, as part of the response to the COVID-19 pandemic, the Federal Reserve issued an interim final rule that temporarily excluded U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio for BHCs. These temporary exclusions remained in effect through March 31, 2021 and expired as scheduled thereafter. The Company’s supplementary leverage ratio as of December 31, 2020, as presented in Table 12 of this Report, reflected these temporary exclusions.
In May 2020, the Federal Banking Agencies issued an interim final rule that provided an option for depository institutions to make similar exclusions to the calculation of the supplementary leverage ratio. An electing depository institution would have been required to request prior approval from its primary federal banking regulator before making any capital distributions for as long as the exclusions were in effect. These temporary exclusions remained in effect for electing institutions through March 31, 2021 and expired as scheduled thereafter. Neither CONA nor COBNA elected to make such exclusions.
For the description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation”.

74	Capital One Financial Corporation (COF)

Table 12 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of December 31, 2021 and 2020.
Table 12: Capital Ratios Under Basel III(1)

	December 31, 2021			December 31, 2020
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	13.1%	4.5%	N/A	13.7%	4.5%	N/A
Tier 1 capital(3)	14.5	6.0	6.0%	15.3	6.0	6.0%
Total capital(4)	16.9	8.0	10.0	17.7	8.0	10.0
Tier 1 leverage(5)	11.6	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(6)(7)	9.9	3.0	N/A	10.7	3.0	N/A
COBNA:
Common equity Tier 1 capital(2)	16.5	4.5	6.5	21.5	4.5	6.5
Tier 1 capital(3)	16.5	6.0	8.0	21.5	6.0	8.0
Total capital(4)	18.0	8.0	10.0	23.4	8.0	10.0
Tier 1 leverage(5)	14.9	4.0	5.0	18.3	4.0	5.0
Supplementary leverage(6)	12.0	3.0	N/A	14.7	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	11.1	4.5	6.5	12.4	4.5	6.5
Tier 1 capital(3)	11.1	6.0	8.0	12.4	6.0	8.0
Total capital(4)	12.2	8.0	10.0	13.7	8.0	10.0
Tier 1 leverage(5)	7.4	4.0	5.0	7.6	4.0	5.0
Supplementary leverage(6)	6.6	3.0	N/A	6.9	3.0	N/A
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
(7)The Company’s supplementary leverage ratio as of December 31, 2020 reflected the temporary exclusions of U.S. Treasury securities and deposits with the Reserve Banks from the denominator of the supplementary leverage ratio, pursuant to an interim final rule issued by the Federal Reserve. For more information see “Part II—Item 7. Capital Management—Capital Standards and Prompt Corrective Action”.

75	Capital One Financial Corporation (COF)

Table 13 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of December 31, 2021 and 2020.
Table 13: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2021	December 31, 2020
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$58,206	$55,299
Adjustments:
AOCI, net of tax(1)	(23)	(29)
Goodwill, net of related deferred tax liabilities	(14,562)	(14,448)
Other Intangible assets, net of related deferred tax liabilities	(108)	(86)
Other(2)	(12)	—
Common equity Tier 1 capital	43,501	40,736
Tier 1 capital instruments	4,845	4,847
Tier 1 capital	48,346	45,583
Tier 2 capital instruments	3,532	3,385
Qualifying allowance for credit losses	4,211	3,820
Tier 2 capital	7,743	7,205
Total capital	$56,089	$52,788

Regulatory Capital Metrics
Risk-weighted assets	$332,673	$297,903
Adjusted average assets	415,141	406,762
Total leverage exposure	486,405	427,522
__________
(1)Excludes certain components of AOCI as permitted under the Tailoring Rules.
(2)Includes deferred tax assets deducted from regulatory capital.
Capital Planning and Regulatory Stress Testing
In response to economic uncertainty due to the COVID-19 pandemic, the Federal Reserve on June 25, 2020 required certain large BHCs, including the Company, to suspend share repurchases and cap common stock dividends. The Federal Reserve subsequently extended these temporary capital distribution restrictions into the first half of 2021 with certain modifications to permit resumptions of share repurchases.
On June 24, 2021, the Federal Reserve released the results of its supervisory stress tests for the 2021 cycle. Based on the results, all participating BHCs, including the Company, remained above their risk-based minimum capital requirements in the hypothetical stress scenario. Accordingly, as laid out previously by the Federal Reserve, the temporary capital distribution restrictions as described above ended for all participating BHCs, including the Company, after the second quarter of 2021. All participating BHCs, including the Company, remain subject to the normal capital distribution restrictions of the stress capital buffer framework.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $2.6 billion of shares of our common stock during the fourth quarter of 2021 to complete this authorization. On January 21, 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock.
On July 28, 2021, our Board of Directors authorized a special dividend of $0.60 per share of common stock payable in the third quarter of 2021. In addition to the special dividend, the Board of Directors authorized an increase to our quarterly common stock dividend from $0.40 per share to $0.60 per share beginning with our dividend payable in the third quarter of 2021. For the year ended December 31, 2021, we declared and paid common stock dividends of $1.2 billion, or $2.60 per share.

76	Capital One Financial Corporation (COF)

For the description of the regulatory capital planning rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation”.
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
On June 10, 2021, we issued 1,000,000 shares of Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, $0.01 par value, with a liquidation preference of $1,000 per share (“Series M Preferred Stock”). The net proceeds of the offering of Series M Preferred Stock were approximately $988 million, after deducting underwriting commissions and offering expenses. Dividends on the Series M Preferred Stock are payable quarterly in arrears at a rate of 3.950% per annum through August 31, 2026. Effective September 1, 2026, and at every subsequent five-year anniversary, the dividend rate resets to the 5-year treasury rate plus 3.157% per annum.
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
On September 1, 2021, we redeemed all outstanding shares of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E for $1.0 billion. The redemption reduced our net income available to common stockholders by $12 million in the third quarter of 2021 as we recognized the previously deferred issuance costs associated with this series.
On December 1, 2021, we redeemed all outstanding shares of our Fixed Rate 5.20% Non-Cumulative Perpetual Preferred Stock, Series G, and our Fixed Rate 6.00% Non-Cumulative Perpetual Preferred Stock, Series H, for an aggregate redemption price of $1.1 billion. The redemption reduced our net income available to common stockholders by $34 million in the fourth quarter of 2021 as we recognized the previously deferred issuance costs associated with these series.

77	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
For the year ended December 31, 2021, we declared and paid common stock dividends of $1.2 billion, or $2.60 per share, and preferred stock dividends of $274 million. The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2021.
Table 14: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2021
					Q4	Q3	Q2	Q1
Series E(1)	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	—	$10.06	$10.20	$10.06
Series G(2)	5.200% Non-Cumulative	July 29, 2016	5.200	Quarterly	$13.00	13.00	13.00	13.00
Series H(2)	6.000% Non-Cumulative	November 29, 2016	6.000	Quarterly	15.00	15.00	15.00	15.00
Series I	5.000% Non-Cumulative	September 11, 2019	5.000	Quarterly	12.50	12.50	12.50	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94	14.22	—	—
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	8.89	—	—
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	14.40	—	—	—
__________
(1)On September 1, 2021, we redeemed all outstanding shares of our preferred stock Series E.
(2)    On December 1, 2021, we redeemed all outstanding shares of our preferred stock Series G and H.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of December 31, 2021, funds available for dividend payments from COBNA and CONA were $531 million and $447 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
On January 25, 2021, our Board of Directors authorized the repurchase of up to $7.5 billion of shares of our common stock. We repurchased approximately $2.6 billion of shares of our common stock during the fourth quarter of 2021 to complete this authorization. On January 21, 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock.

78	Capital One Financial Corporation (COF)

The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds”.

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
The “First Line of Defense” consists of any line of business or function that is accountable for risk taking and is responsible for: (i) engaging in activities designed to generate revenue or reduce expenses; (ii) providing operational support or servicing to any business function for the delivery of products or services to customers; or (iii) providing technology services in direct support of first line business areas. Each line of business or first line function must manage the risks associated with their activities, including identifying, assessing, measuring, monitoring, controlling, and reporting the risks within its business activities, consistent with the risk framework. The “Second Line of Defense” consists of two types of functions: Independent Risk Management (“IRM”) and Support Functions. IRM oversees risk-taking activities and assesses risks and issues independent from the first line of defense. Support Functions are centers of specialized expertise (e.g., Human Resources, Accounting, Legal) that provide support services to the Company. The “Third Line of Defense” is comprised of the Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that the first and second lines of defense have systems and governance processes which are well-designed and working as intended, and that the Framework is appropriate for our size, complexity and risk profile.
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

79	Capital One Financial Corporation (COF)

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
Monitoring and Testing
Management periodically monitors risks to evaluate and measure how the risk is affecting our strategy and business objectives, in alignment with risk appetite, including established concentration risk limits. The scope and frequency of monitoring activities depends on the results of relevant risk assessments, as well as specific business risk operations and activities.
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

80	Capital One Financial Corporation (COF)

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
Capital and Liquidity Management (including Stress Testing)
Our capital management processes are linked to its risk management practices, including the enterprise-wide identification, assessment and measurement of risks to ensure that all relevant risks are incorporated in the assessment of the Company's capital adequacy. We use identified risks to inform key aspects of the Company’s capital planning, including the development of stress scenarios, the assessment of the adequacy of post-stress capital levels, and the appropriateness of potential capital actions considering the Company’s capital objectives. We quantify capital needs through stress testing, regulatory capital, economic capital and assessments of market considerations. In assessing its capital adequacy, we identify how and where our material risks are accounted for within the capital planning process. Monitoring and escalation processes exist for key capital thresholds and metrics to continuously monitor capital adequacy.
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
Every associate at the Company is responsible for risk management; however, associates with specific risk management skills and expertise within the first, second and third lines of defense are critical to execute appropriate risk management across the enterprise.

81	Capital One Financial Corporation (COF)

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

82	Capital One Financial Corporation (COF)

underwriting, we generally assume that loans will be subject to an environment in which losses are higher than those prevailing at the time of underwriting. In commercial underwriting, we generally require strong cash flow, collateral, covenants, and guarantees. In addition to sound underwriting, we closely monitor our portfolio and take steps to collect or work out distressed loans.
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
Liquidity Risk Management
We manage liquidity risk by applying our Liquidity Framework. The Liquidity Framework uses internal and regulatory stress testing and the evaluation of other balance sheet metrics to confirm that we maintain a fortified balance sheet that is resilient to uncertainties that may arise as a consequence of systemic, idiosyncratic, or combined liquidity events. We continuously monitor market and economic conditions to evaluate emerging stress conditions and to develop appropriate action plans in accordance with our Contingency Funding Plan and our Recovery Plans, which include the Company’s policies, procedures and action plans for managing liquidity stress events. The Liquidity Framework enables us to manage our liquidity risk in accordance with regulatory requirements.
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
The Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, is responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation through systemic, idiosyncratic, and combined liquidity stress scenarios. Management reports liquidity metrics to appropriate senior management committees no less than quarterly and to our Board of Directors no less than semi-annually.
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

83	Capital One Financial Corporation (COF)

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

84	Capital One Financial Corporation (COF)

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

85	Capital One Financial Corporation (COF)

Portfolio Composition and Maturity Profile of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $5.9 billion and $2.7 billion as of December 31, 2021 and 2020, respectively.
Table 15 presents the composition of our portfolio of loans held for investment by portfolio segment as of December 31, 2021 and 2020.
Table 15: Portfolio Composition of Loans Held for Investment

	December 31, 2021		December 31, 2020
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$108,723	39.2%	$98,504	39.1%
International card businesses	6,049	2.2	8,452	3.4
Total credit card	114,772	41.4	106,956	42.5
Consumer Banking:
Auto	75,779	27.3	65,762	26.2
Retail banking(1)	1,867	0.7	3,126	1.2
Total consumer banking	77,646	28.0	68,888	27.4
Commercial Banking:(1)
Commercial and multifamily real estate	35,262	12.7	30,681	12.2
Commercial and industrial	49,660	17.9	45,099	17.9
Total commercial banking	84,922	30.6	75,780	30.1
Total loans held for investment	$277,340	100.0%	$251,624	100.0%
__________
(1)Include PPP loans of $232 million and $102 million in our retail and commercial loan portfolios, respectively, as of December 31, 2021 and $919 million and $238 million as of December 31, 2020, respectively.
Table 16 presents the maturities of our loans held for investment portfolio as of December 31, 2021.
Table 16: Loan Maturity Schedule

	December 31, 2021
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years to 15 Years	> 15 Years	Total
Fixed rate:
Credit card(1)	$2,046	$9,604	—	—	$11,650
Consumer banking	936	41,654	$34,361	$205	77,156
Commercial banking	1,316	3,422	6,577	2,117	13,432
Total fixed-rate loans	4,298	54,680	40,938	2,322	102,238
Variable rate:
Credit card(1)	103,122	—	—	—	103,122
Consumer banking	478	9	3	—	490
Commercial banking	15,731	46,858	8,761	140	71,490
Total variable-rate loans	119,331	46,867	8,764	140	175,102
Total loans	$123,629	$101,547	$49,702	$2,462	$277,340
__________
(1)Due to the revolving nature of credit card loans, we report the majority of our variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that the rest of our remaining fixed-rate credit card loans will mature within one to three years.

86	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of December 31, 2021 and 2020.
Table 17: Credit Card Portfolio by Geographic Region

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,096	9.7%	$9,943	9.3%
Texas	9,100	7.9	8,090	7.6
Florida	7,738	6.7	6,910	6.5
New York	6,972	6.1	6,327	5.9
Pennsylvania	4,568	4.0	4,158	3.9
Illinois	4,478	3.9	4,149	3.9
Ohio	3,949	3.4	3,645	3.4
New Jersey	3,520	3.1	3,179	3.0
Georgia	3,397	3.0	3,046	2.8
Michigan	3,306	2.9	3,010	2.8
Other	50,599	44.0	46,047	43.0
Total domestic credit card	108,723	94.7	98,504	92.1
International card businesses:
Canada	3,015	2.6	5,728	5.4
United Kingdom	3,034	2.7	2,724	2.5
Total international card businesses	6,049	5.3	8,452	7.9
Total credit card	$114,772	100.0%	$106,956	100.0%

87	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of December 31, 2021 and 2020.
Table 18: Consumer Banking Portfolio by Geographic Region

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,292	12.0%	$8,207	11.9%
California	9,127	11.8	7,573	11.0
Florida	6,443	8.3	5,544	8.1
Georgia	3,283	4.2	2,989	4.3
Pennsylvania	3,139	4.0	2,569	3.7
Ohio	3,053	3.9	2,770	4.0
Illinois	2,899	3.7	2,431	3.5
New York	2,536	3.3	2,267	3.3
Other	36,007	46.4	31,412	45.7
Total auto	75,779	97.6	65,762	95.5
Retail banking:
New York	613	0.8	1,081	1.6
Texas	383	0.5	576	0.8
Louisiana	363	0.4	634	0.9
New Jersey	149	0.2	222	0.3
Maryland	118	0.2	224	0.3
Virginia	93	0.1	179	0.3
Other	148	0.2	210	0.3
Total retail banking	1,867	2.4	3,126	4.5
Total consumer banking	$77,646	100.0%	$68,888	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio of December 31, 2021 and 2020.
Table 19: Commercial Real Estate Portfolio by Region

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$16,025	45.4%	$17,290	56.3%
South	6,210	17.6	3,806	12.4
Pacific West	5,556	15.8	3,424	11.2
Mid-Atlantic	3,105	8.8	3,344	10.9
Midwest	2,863	8.1	1,993	6.5
Mountain	1,503	4.3	824	2.7
Total	$35,262	100.0%	$30,681	100.0%
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

88	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2021 and 2020. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2021	December 31, 2020
Industry Classification:
Real estate	35%	39%
Finance	25	17
Healthcare	9	11
Business services	6	6
Educational services	4	5
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	3
Other	9	9
Total	100%	100%

89	Capital One Financial Corporation (COF)

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2021 and 2020.
Table 21: Credit Score Distribution

(Percentage of portfolio)	December 31, 2021	December 31, 2020
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	71%	69%
660 or below	29	31
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	50%	46%
621 - 660	20	20
620 or below	30	34
Total	100%	100%
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

90	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of December 31, 2021 and 2020.
Table 22: 30+ Day Delinquencies

	December 31, 2021				December 31, 2020
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,411	2.22%	$2,411	2.22%	$2,388	2.42%	$2,388	2.42%
International card businesses	207	3.42	213	3.51	221	2.61	234	2.77
Total credit card	2,618	2.28	2,624	2.29	2,609	2.44	2,622	2.45
Consumer Banking:
Auto	3,271	4.32	3,558	4.69	3,140	4.78	3,381	5.14
Retail banking	36	1.92	60	3.20	41	1.32	62	1.99
Total consumer banking	3,307	4.26	3,618	4.66	3,181	4.62	3,443	5.00
Commercial Banking:
Commercial and multifamily real estate	108	0.31	162	0.46	202	0.66	341	1.11
Commercial and industrial	211	0.43	281	0.57	84	0.19	158	0.35
Total commercial banking	319	0.38	443	0.52	286	0.38	499	0.66
Total	$6,244	2.25	$6,685	2.41	$6,076	2.41	$6,564	2.61
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans, by aging and geography, as of December 31, 2021 and 2020.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,501	1.26%	$3,330	1.32%
60 – 89 days	1,656	0.60	1,485	0.59
> 90 days	1,528	0.55	1,749	0.70
Total	$6,685	2.41%	$6,564	2.61%
Geographic region:
Domestic	$6,472	2.33%	$6,330	2.52%
International	213	0.08	234	0.09
Total	$6,685	2.41%	$6,564	2.61%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

91	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of December 31, 2021 and 2020. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,192	1.04%	$1,251	1.17%
Commercial banking	3	—	51	0.07
Total	$1,195	0.43	$1,302	0.52
Geographic region:
Domestic	$1,113	0.41	$1,220	0.50
International	82	1.36	82	0.97
Total	$1,195	0.43	$1,302	0.52
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

92	Capital One Financial Corporation (COF)

Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2021 and 2020. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$10	0.16%	$21	0.24%
Total credit card	10	0.01	21	0.02
Consumer Banking:
Auto	344	0.45	294	0.45
Retail banking	47	2.51	30	0.96
Total consumer banking	391	0.50	324	0.47
Commercial Banking:
Commercial and multifamily real estate	383	1.09	200	0.65
Commercial and industrial	316	0.64	450	1.00
Total commercial banking	699	0.82	650	0.86
Total nonperforming loans held for investment(3)	1,100	0.40	995	0.40
Other nonperforming assets(4)	41	0.01	45	0.01
Total nonperforming assets	$1,141	0.41	$1,040	0.41
__________
(1)We recognized interest income for loans classified as nonperforming of $43 million and $39 million in 2021 and 2020, respectively. Interest income foregone related to nonperforming loans was $51 million and $49 million in 2021 and 2020, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.65% as of both December 31, 2021 and 2020.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

93	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in 2021, 2020 and 2019.
Table 26: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,820	1.90%	$4,002	3.93%	$4,818	4.58%
International card businesses	136	1.96	268	3.26	331	3.71
Total credit card	1,956	1.90	4,270	3.88	5,149	4.51
Consumer Banking:
Auto	200	0.28	522	0.83	876	1.51
Retail banking	76	2.77	56	1.82	71	2.57
Total consumer banking	276	0.37	578	0.87	947	1.56
Commercial Banking:
Commercial and multifamily real estate	8	0.03	41	0.13	1	—
Commercial and industrial	(6)	(0.01)	336	0.73	155	0.36
Total commercial banking	2	—	377	0.49	156	0.22
Total net charge-offs	$2,234	0.88	$5,225	2.06	$6,252	2.53
Average loans held for investment	$252,730		$253,335		$247,450
__________
(1)Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs (recoveries) by average loans held for investment for the period for each loan category.

94	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
Guidance issued by the Federal Banking Agencies and contained in the CARES Act provided banking organizations with TDR relief for loan modifications to current borrowers impacted by the COVID-19 pandemic. The majority of enrollments in our COVID-19 programs would generally not have resulted in TDR classification under our existing policies as the concession granted was insignificant. We consider the impact of all loan modifications, including those classified as TDRs and those offered in response to the COVID-19 pandemic, when estimating the credit quality of our loan portfolio and establishing allowance levels.
Table 27 presents our amortized cost of loans modified in TDRs as of December 31, 2021 and 2020, which excludes loan modifications that do not meet the definition of a TDR and loans that received relief under the guidance issued by the Federal Banking Agencies and contained in the CARES Act in response to the COVID-19 pandemic.
Table 27: Troubled Debt Restructurings

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$390	23.8%	$511	24.5%
International card businesses	177	10.8	217	10.4
Total credit card	567	34.6	728	34.9
Consumer banking:
Auto	603	36.7	615	29.5
Retail banking	13	0.8	18	0.9
Total consumer banking	616	37.5	633	30.4
Commercial banking	457	27.9	723	34.7
Total	$1,640	100.0%	$2,084	100.0%
Status of TDRs:
Performing	$1,282	78.2%	$1,718	82.4%
Nonperforming	358	21.8	366	17.6
Total	$1,640	100.0%	$2,084	100.0%
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

95	Capital One Financial Corporation (COF)

We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 3—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Note 1—Summary of Significant Accounting Policies”.
Table 28 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for 2021 and 2020, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 28: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$4,997	$398	$5,395	$984	$54	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,237	4	2,241	477	25	502	102	2,845
Finance charge and fee reserve reclassification(1)	439	23	462	—	—	—	—	462
Balance as of January 1, 2020	$7,673	$425	$8,098	$1,461	$79	$1,540	$877	$10,515
Charge-offs	(5,318)	(431)	(5,749)	(1,464)	(70)	(1,534)	(394)	(7,677)
Recoveries(2)	1,316	163	1,479	942	14	956	17	2,452
Net charge-offs	(4,002)	(268)	(4,270)	(522)	(56)	(578)	(377)	(5,225)
Provision for credit losses	6,979	348	7,327	1,676	77	1,753	1,158	10,238
Allowance build for credit losses	2,977	80	3,057	1,154	21	1,175	781	5,013
Other changes(3)	—	36	36	—	—	—	—	36
Balance as of December 31, 2020	10,650	541	11,191	2,615	100	2,715	1,658	15,564
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	—	—	—	—	5	5	130	135
Cumulative effects from adoption of the CECL standard	—	—	—	—	(5)	(5)	42	37
Balance as of January 1, 2020	—	—	—	—	—	—	172	172
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	23	23
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Combined allowance and reserve as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,853	$15,759
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(3,138)	(343)	(3,481)	(1,118)	(93)	(1,211)	(48)	(4,740)
Recoveries(2)	1,318	207	1,525	918	17	935	46	2,506
Net charge-offs	(1,820)	(136)	(1,956)	(200)	(76)	(276)	(2)	(2,234)
Provision (benefit) for credit losses	(868)	(34)	(902)	(563)	42	(521)	(489)	(1,912)
Allowance build (release) for credit losses	(2,688)	(170)	(2,858)	(763)	(34)	(797)	(491)	(4,146)
Other changes(4)	6	6	12	—	—	—	—	12
Balance as of December 31, 2021	7,968	377	8,345	1,852	66	1,918	1,167	11,430
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Combined allowance and reserve as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,332	$11,595
__________

96	Capital One Financial Corporation (COF)

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
(3)Represents foreign currency translation adjustments.
(4)Represents foreign currency translation adjustments and an initial allowance for purchased credit-deteriorated loans of $6 million.

97	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 29 presents the allowance coverage ratios as of December 31, 2021 and 2020.
Table 29: Allowance Coverage Ratios for Specified Loan Category

	December 31, 2021			December 31, 2020
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$8,345	$2,624	318.08%	$11,191	$2,622	426.80%
Consumer Banking	1,918	3,618	53.01	2,715	3,443	78.85
Commercial Banking	1,167	699	166.93	1,658	650	254.97
Total	$11,430	277,340	4.12	$15,564	251,624	6.19
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses decreased by $4.1 billion to $11.4 billion, and our allowance coverage ratio decreased by 207 basis points to 4.12% as of December 31, 2021 from 2020, driven by strong credit performance and an improved economic outlook.
The ratio of the allowance for credit losses divided by total nonperforming loans held for investment of $1.1 billion and $995 million as of December 31, 2021 and 2020, respectively, decreased by 526% to 1,039% as of December 31, 2021 from 1,565% as of December 31, 2020. Excluding the impact of the allowance for credit losses related to Domestic Card of $8.0 billion and $10.7 billion as of December 31, 2021 and 2020, respectively, this ratio decreased by 179% to 315% as of December 31, 2021 from 494% as of December 31, 2020. The decrease in the ratio in both scenarios was driven by a decrease in our allowance for credit losses due to strong credit performance and improved economic outlook.

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
Table 30 below presents the composition of our liquidity reserves as of December 31, 2021 and 2020.
Table 30: Liquidity Reserves

(Dollars in millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$21,746	$40,509
Investment securities available for sale, at fair value	95,261	100,445
FHLB borrowing capacity secured by loans	7,109	10,162
Outstanding FHLB advances and letters of credit secured by loans	(8)	(72)
Investment securities encumbered for Public Funds and other uses	(7,874)	(7,052)
Total liquidity reserves	$116,234	$143,992
Our liquidity reserves decreased by $27.8 billion to $116.2 billion as of December 31, 2021 from December 31, 2020 primarily driven by a decrease in cash and cash equivalents as excess cash was used, in part to fund loan growth. See “MD&A—Risk Management” for additional information on our management of liquidity risk.

98	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the fourth quarter of 2021 was 139%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Net Stable Funding Ratio
In October 2020, the Federal Banking Agencies finalized a rule to implement the NSFR in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR Rule became effective on July 1, 2021 and applies to the Company and each of the Banks. The NSFR Rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023. The Company and the Banks exceeded the NSFR Rule requirement as of December 31, 2021.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration that allows us to periodically offer and sell up to $25 billion of securitized debt obligations from our credit card loan securitization trust and a shelf registration that allows us to periodically offer and sell up to $20 billion of securitized debt obligations from our auto loan securitization trusts. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of December 31, 2021, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $19.7 billion, of which $8 million was used. Our FHLB membership is supported by our investment in FHLB stock of $32 million and $30 million as of December 31, 2021 and 2020, respectively, which was determined in part based on our outstanding advances. As of December 31, 2021, we pledged loans to secure a borrowing capacity of $19.6 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both December 31, 2021 and 2020.

99	Capital One Financial Corporation (COF)

Deposits
Table 31 provides a comparison of average balances, interest expense and average deposits interest rates for December 31, 2021, 2020 and 2019.
Table 31: Deposits Composition and Average Deposits Interest Rates

	Year Ended December 31,
	2021			2020			2019
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$45,055	$76	0.17%	$37,136	$129	0.35%	$34,343	$289	0.84%
Saving deposits(2)	203,293	628	0.31	184,466	1,278	0.69	154,910	2,048	1.32
Time deposits	23,152	252	1.09	41,677	758	1.82	42,356	1,083	2.56
Total interest-bearing deposits	$271,500	$956	0.35	$263,279	$2,165	0.82	$231,609	$3,420	1.48
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of December 31, 2021 and 2020, respectively. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 8—Deposits and Borrowings.”
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
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. The actual timing and amounts of future cash payments may vary over time due to a number of factors, such as discretionary debt repurchases.

100	Capital One Financial Corporation (COF)

As of December 31, 2021 and 2020, excluding intercompany balances, we held approximately $91.7 billion and $79.0 billion of uninsured deposits primarily comprised of checking accounts and savings deposits. We estimate our uninsured amounts at the account level based on the same methodologies and assumptions used for our Consolidated Reports of Condition and Income (FFIEC 031) filed with the Federal Banking Agencies. Table 32 presents, by contractual maturity, the amount of time deposits in excess of the FDIC insurance limit of $250,000 as of December 31, 2021 and 2020. Our funding and liquidity management activities factor into the expected maturities of these deposits.
Table 32: Amount of Time Deposits in Excess of $250,000 by Contractual Maturity

	December 31,
	2021		2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$122	20.7%	$581	38.2%
> 3 months to 6 months	161	27.3	452	29.7
> 6 months to 12 months	134	22.8	265	17.4
> 12 months	172	29.2	224	14.7
Total	$589	100.0%	$1,522	100.0%
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we have access to short-term and long-term FHLB advances secured by certain of our investment securities, multifamily real estate loans and commercial real estate loans.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased, securities loaned or sold under agreements to repurchase remained relatively flat between December 31, 2021 and December 31, 2020.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $2.4 billion to $42.3 billion as of December 31, 2021 from December 31, 2020 primarily driven by net issuances in our securitization programs. In the next 12 months, $21.2 billion of our long-term debt including operating leases and purchase obligations is scheduled to mature. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations” and on our borrowings in “Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the years ended December 31, 2021, 2020 and 2019.
Table 33: Long-Term Debt Funding Activities

	Issuances			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Securitized debt obligations	$6,250	$1,250	$6,673	$3,442	$6,868	$7,285
Senior and subordinated notes	4,500	4,000	4,161	3,851	8,092	5,344
FHLB advances	—	—	—	—	—	251
Total	$10,750	$5,250	$10,834	$7,293	$14,960	$12,880

101	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2021 and 2020.
Table 34: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2021			December 31, 2020
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	A3	A3	Baa1	Baa1	Baa1
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A	A	A-	A-	A-
As of February 17, 2022, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.
Other Commitments
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. Our operating leases expire at various dates through 2071 and certain of these leases also have extension or termination options. As of December 31, 2021, we had $1.7 billion in aggregate operating lease liabilities, of which $279 million will be due in the following 12 months. We provide more information on our lease activity in “Note 7—Premises, Equipment and Leases.”
We have purchase obligations that represents substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of December 31, 2021, we had $1.5 billion in aggregate purchase obligation liabilities, of which $551 million will be due in the following 12 months.
As of December 31, 2021, our total unfunded lending commitments was $414.5 billion, primarily consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information refer to “Note 18—Commitments, Contingencies, Guarantees and Others.”
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves, which are discussed in more detail in “Note 5—Variable Interest Entities and Securitizations,” “Note 14—Employee Benefit Plans” and “Note 18—Commitments, Contingencies, Guarantees and Others.”

MARKET RISK PROFILE
Our primary market risk exposures include interest rate risk, foreign exchange risk and commodity pricing risk. We are exposed to market risk primarily from the following operations and activities:
•Traditional banking activities of deposit gathering and lending;
•Asset/liability management activities including the management of investment securities, short-term and long-term borrowings and derivatives;

102	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. Our current sensitivity to upward shocks has decreased as compared to December 31, 2020, mainly due to the increase in market interest rates and a decrease in our cash balances.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity increases moderately in higher interest rate scenarios (+50 and +100bps), while decreasing in a more extreme higher interest rate scenario (+200 bps) and a lower interest rate scenario (-50 bps). Our current economic value of equity sensitivity to upward shocks has also decreased as compared to December 31, 2020 mainly due to the increase in long-term interest rates and a decrease in our cash balances.
Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of December 31, 2021 and 2020. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.

103	Capital One Financial Corporation (COF)

Table 35: Interest Rate Sensitivity Analysis

	December 31, 2021	December 31, 2020
Estimated impact on projected baseline net interest income:
+200 basis points	3.4%	5.6%
+100 basis points	2.5	4.3
+50 basis points	1.5	2.4
–50 basis points	(1.8)	(0.9)
Estimated impact on economic value of equity:
+200 basis points	(0.7)	4.2
+100 basis points	1.9	6.0
+50 basis points	1.4	4.0
–50 basis points	(2.6)	(7.0)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 520 million GBP and 320 million GBP as of December 31, 2021 and 2020, respectively, and 5.0 billion CAD and 5.3 billion CAD as of December 31, 2021 and 2020, respectively. Our EUR-denominated borrowings outstanding were 1.2 billion EUR and 1.3 billion EUR as of December 31, 2021 and 2020, respectively.

104	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.8 billion GBP and 1.7 billion GBP as of December 31, 2021 and 2020, respectively, and 1.9 billion CAD and 1.5 billion CAD as of December 31, 2021 and 2020, respectively.
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

London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”), the regulator for the administration of LIBOR, announced that LIBOR would be transitioned as an interest rate benchmark and that it will no longer compel panel banks to contribute LIBOR data beyond December 31, 2021.
On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (overnight; 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. The continuation of USD LIBOR as a representative rate into mid-2023 will allow many legacy USD LIBOR contracts to mature prior to cessation. Following IBA’s announcement, the FCA formally announced the future permanent cessation and loss of representativeness of LIBOR benchmarks. The Federal Banking Agencies issued further guidance that banking organizations should cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.

Our enterprise LIBOR transition program team, which has been working on this effort since 2018 and includes senior management representatives from across the enterprise, provides monthly reporting to senior management and quarterly reporting to our Board of Directors. The information provided to senior management and the Board of Directors includes exposure reporting, updates on progress toward our goals to reduce our LIBOR exposure and relevant regulatory or industry developments.

Our transition effort is focused on two objectives: 1) remediation of our existing LIBOR exposures and 2) transitioning ongoing activities away from LIBOR. Our remediation of existing LIBOR exposures is focused on proactively transitioning exposures from LIBOR to an alternative rate or incorporating LIBOR transition language (“fallback language”) into contracts to provide a contractual mechanism for transitioning away from LIBOR upon its cessation. Our fallback language aligns with the language recommended by the Alternative Reference Rates Committee (“ARRC”) in our existing lending contracts and the International Swaps and Derivatives Association (“ISDA”) in our derivative contracts and agreements to the greatest extent possible.
We continue to focus our LIBOR transition efforts on:
•monitoring established controls to prevent the origination of LIBOR indexed instruments
•working with impacted customers to remediate remaining LIBOR contracts
•engaging with our clients, industry working groups, and regulators

105	Capital One Financial Corporation (COF)

•monitoring federal legislation relevant to our portfolio
The majority of LIBOR contracts that we have transitioned to alternative rates have employed the Secured Overnight Financing Rate (“SOFR”). In the U.S., SOFR has been selected as the preferred alternative rate by the ARRC for certain U.S. dollar derivative and cash instruments. We have proactively worked with customers and prepared our systems, models, valuation tools and processes to focus originations on SOFR and other non-LIBOR rates and will continue to do so. While the majority of our non-LIBOR transactions have utilized SOFR, we have also employed credit sensitive alternative rates to LIBOR, to a limited extent, in response to customer demand. As of December 31, 2021, we have derivatives with a notional value of $19.6 billion and commercial loans with a maximum potential exposure of $11.2 billion indexed to SOFR.

As of December 31, 2021, our contracts indexed to USD LIBOR that are scheduled to mature after June 30, 2023 totaled $147.2 billion which includes the maximum potential exposure of commercial loans, notional amounts of derivatives and outstandings on other instruments. To track transition status, instruments are categorized based on whether they have fallback language (which may or may not adhere to the ISDA and ARRC standards) or have either no fallback language or have not yet been assessed for fallback language. Instruments with no fallback language or those not yet assessed represent a higher risk for not transitioning from LIBOR by June 30, 2023. The majority of the instruments maturing after June 30, 2023 are derivatives and commercial loans, which are summarized in the table below. Of these instruments, the majority contain fallback language which adheres to the ISDA and ARRC standards. We will continue to focus on reducing this exposure in advance of June 30, 2023 through our transition efforts, normal operations and customer interactions.

Table 36: LIBOR Exposures on Derivatives and Commercial Loans

(Dollars in millions, except as noted)	Year Ended December 31, 2021
Exposure Type(1)(2)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023(2)	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Commercial loans	$101,488	$71,874	$2,047
Derivatives	103,562	64,605	14,536
Total	$205,050	$136,479	$16,583
_________
(1)Commercial loan balances represent maximum potential exposures and derivatives represent notional exposure.
(2)This table does not include a population of other instruments that have LIBOR outstandings maturing after June 30, 2023 of $10.8 billion.

These transition efforts have been implemented to remediate our remaining LIBOR contracts by June 30, 2023.
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—The transition away from LIBOR may adversely affect our business.”.

106	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Average loans held for investment	$252,730	$253,335	$247,450
Net charge-offs	2,234	5,225	6,252
Net charge-off rate	0.88%	2.06%	2.53%

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
Table B—Reconciliation of Non-GAAP Measures

	December 31,
(Dollars in millions, except as noted)	2021	2020	2019
Tangible Common Equity (Period-End):
Stockholders’ equity	$61,029	$60,204	$58,011
Goodwill and other intangible assets(1)	(14,907)	(14,809)	(14,932)
Noncumulative perpetual preferred stock	(4,845)	(4,847)	(4,853)
Tangible common equity	$41,277	$40,548	$38,226
Tangible Common Equity (Average):
Stockholders’ equity	$62,556	$58,201	$55,690
Goodwill and other intangible assets(1)	(14,805)	(14,875)	(14,927)
Noncumulative perpetual preferred stock	(5,590)	(5,247)	(4,729)
Tangible common equity	$42,161	$38,079	$36,034
Tangible Assets (Period-End):
Total assets	$432,381	$421,602	$390,365
Goodwill and other intangible assets(1)	(14,907)	(14,809)	(14,932)
Tangible assets	$417,474	$406,793	$375,433
Tangible Assets (Average):
Total assets	$424,521	$411,187	$374,924
Goodwill and other intangible assets(1)	(14,805)	(14,875)	(14,927)
Tangible assets	$409,716	$396,312	$359,997
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	9.9%	10.0%	10.2%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

107	Capital One Financial Corporation (COF)

Glossary and Acronyms
Alternative Reference Rates Committee: A group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York that has recommended SOFR as the preferred alternative to replace U.S. dollar (USD) LIBOR referenced instruments.
Amortized cost: The amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange and fair value hedge accounting adjustments.
Annual Report: References to our “2021 Form 10-K” or “2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
CECL Transition Rule: A final rule adopted by the Federal Banking Agencies that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital.
COBNA: Capital One Bank (USA), National Association, one of our fully owned subsidiaries, which offers credit card products along with other lending products and consumer services.
Common equity Tier 1 (“CET1”) capital: Calculated as the sum of common equity, related surplus and retained earnings, and accumulated other comprehensive income net of applicable phase-ins, less goodwill and other intangibles net of associated deferred tax liabilities and applicable phase-ins, less other deductions, as defined by regulators.

108	Capital One Financial Corporation (COF)

CONA: Capital One, National Association, one of our fully owned subsidiaries, which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
Credit risk: The risk to current or projected financial condition and resilience arising from an obligor’s failure to meet the terms of any contract with the Company or otherwise perform as agreed.
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
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

109	Capital One Financial Corporation (COF)

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
Restructuring charges: Charges associated with the realignment of resources supporting various businesses, primarily consisting of severance and related benefits pursuant to our ongoing benefit programs and impairment of certain assets related to the business locations and/or activities being exited.
Risk-weighted assets: On- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default.
Securitized debt obligations: A type of asset-backed security and structured credit product constructed from a portfolio of fixed-income assets.

110	Capital One Financial Corporation (COF)

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
Tangible common equity: A non-GAAP financial measure. Common equity less goodwill and other intangible assets adjusted for deferred tax liabilities associated with non-tax deductible intangible assets and tax deductible goodwill.
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
U.S. Real Gross Domestic Product (“GDP”) Rate: Is an inflation-adjusted measure that reflects the value of all goods and services produced by an economy in a given year.
Variable interest entity (“VIE”): An entity that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights; and/or (iii) do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

111	Capital One Financial Corporation (COF)

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
CAP: Compliance Assurance Process
CARES: Coronavirus Aid, Relief, and Economic Security
CCAR: Comprehensive Capital Analysis and Review
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CCPA: California Consumer Privacy Act
CFTC: Commodity Futures Trading Commission
CPRA: California Privacy Rights Act
CDE: Community development entities
CECL: Current expected credit loss
CET1: Common equity Tier 1 capital
CFPB: Consumer Financial Protection Bureau
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
COSO: Committee of the Treadway Commission
COVID-19: Coronavirus disease of 2019
CRA: Community Reinvestment Act
CVA: Credit valuation adjustment
DCF: Discounted cash flow
DDOS: Distributed Denial of Service
DIB: Diversity Inclusion and Belonging
DIF: Deposit Insurance Fund
DRR: Designated Reserve Ratio
DVA: Debit valuation adjustment
EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act
EU: European Union
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: U.K. Financial Conduct Authority
FCM: Futures commission merchant

112	Capital One Financial Corporation (COF)

FDIC: Federal Deposit Insurance Corporation
FDICIA: Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHC: Financial Holding Company
FHLB: Federal Home Loan Banks
FinCEN: Financial Crimes Enforcement Network
Fitch: Fitch Ratings
FIRREA: Financial Institutions Reform, Recovery and Enforcement Act of 1989
FSOC: The Financial Stability Oversight Council
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GAAP: Generally accepted accounting principles in the U.S.
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
GDPR: General Data Protection Regulation
Ginnie Mae: Government National Mortgage Association
GLBA: Gramm-Leach Bliley Act
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
HQLA: High-Quality Liquid Assets
IBA: ICE Benchmark Administration
IBOR: Interbank Offered Rate
ICE: Intercontinental Exchange
IRM: Independent Risk Management
IRS: Internal Revenue Service
ISDA: International Swaps and Derivatives Association
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
LTV: Loan-to-Value
MDL: Multi-district litigation
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NSFR: Net stable funding ratio
NYSE: New York Stock Exchange
OCC: Office of the Comptroller of the Currency
OTC: Over-the-counter
PCA: Prompt corrective action
PCAOB: Public Company Accounting Oversight Board
PCD: Purchased Credit-Deteriorated
PCI: Purchased credit-impaired
PCCR: Purchased credit card relationship
PIPEDA: Personal Information Protection and Electronic Document Act
PPI: Payment protection insurance
PPP: Paycheck Protection Program

113	Capital One Financial Corporation (COF)

RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VAC: Valuations Advisory Committee
VIE: Variable interest entity
XBRL: Extensible business reporting language

114	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Market Risk Profile.”

115	Capital One Financial Corporation (COF)

116	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

February 25, 2022

117	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 25, 2022

118	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

119	Capital One Financial Corporation (COF)

Allowance for credit losses—Credit Card and Consumer Banking
Description of the Matter
On December 31, 2021, the Company’s allowance for the credit card and consumer banking portfolios was $8.3 billion and $1.9 billion, respectively. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the allowance for credit losses (ACL or allowance) represents management’s current estimate of expected credit losses over the contractual terms of the Company’s held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of complex econometric statistical loss forecasting models tailored to each portfolio based on, among other things, expected economic conditions; historical loss, recovery, and paydown experience; account seasoning; and the value of collateral underlying secured loans. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Auditing the allowance for the credit card and consumer banking portfolios was especially challenging and highly judgmental due to the significant complexity of the loss forecasting models used in the quantitative element and the significant judgment required in establishing the qualitative element. The qualitative element requires management to make significant judgments regarding current and forward-looking conditions, internal and external factors, and uncertainty as it relates to economic, model, or forecast risks, where not already captured in the modeled results.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 25, 2022

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2021	2020	2019
Interest income:
Loans, including loans held for sale	$24,263	$24,074	$25,862
Investment securities	1,446	1,877	2,411
Other	60	82	240
Total interest income	25,769	26,033	28,513
Interest expense:
Deposits	956	2,165	3,420
Securitized debt obligations	119	232	523
Senior and subordinated notes	488	679	1,159
Other borrowings	35	44	71
Total interest expense	1,598	3,120	5,173
Net interest income	24,171	22,913	23,340
Provision (benefit) for credit losses	(1,944)	10,264	6,236
Net interest income after provision for credit losses	26,115	12,649	17,104
Non-interest income:
Interchange fees, net	3,860	3,017	3,179
Service charges and other customer-related fees	1,578	1,243	1,330
Net securities gains	2	25	26
Other	824	1,325	718
Total non-interest income	6,264	5,610	5,253
Non-interest expense:
Salaries and associate benefits	7,421	6,805	6,388
Occupancy and equipment	2,003	2,118	2,098
Marketing	2,871	1,610	2,274
Professional services	1,440	1,312	1,237
Communications and data processing	1,262	1,215	1,290
Amortization of intangibles	29	60	112
Other	1,544	1,936	2,084
Total non-interest expense	16,570	15,056	15,483
Income from continuing operations before income taxes	15,809	3,203	6,874
Income tax provision	3,415	486	1,341
Income from continuing operations, net of tax	12,394	2,717	5,533
Income (loss) from discontinued operations, net of tax	(4)	(3)	13
Net income	12,390	2,714	5,546
Dividends and undistributed earnings allocated to participating securities	(105)	(20)	(41)
Preferred stock dividends	(274)	(280)	(282)
Issuance cost for redeemed preferred stock	(46)	(39)	(31)
Net income available to common stockholders	$11,965	$2,375	$5,192
Basic earnings per common share:
Net income from continuing operations	$27.05	$5.20	$11.07
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03
Net income per basic common share	$27.04	$5.19	$11.10
Diluted earnings per common share:
Net income from continuing operations	$26.95	$5.19	$11.02
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03
Net income per diluted common share	$26.94	$5.18	$11.05

See Notes to Consolidated Financial Statements.
121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net income	$12,390	$2,714	$5,546
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(1,889)	1,259	650
Net unrealized gains (losses) on hedging relationships	(1,244)	1,008	772
Foreign currency translation adjustments	10	76	70
Net changes in securities held to maturity	0	0	26
Other	3	3	13
Other comprehensive income (loss), net of tax	(3,120)	2,346	1,531
Comprehensive income	$9,270	$5,060	$7,077

See Notes to Consolidated Financial Statements.
122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,164	$4,708
Interest-bearing deposits and other short-term investments	17,582	35,801
Total cash and cash equivalents	21,746	40,509
Restricted cash for securitization investors	308	262
Securities available for sale (amortized cost of $94.9 billion and $97.6 billion and allowance for credit losses of $1 million as of both December 31, 2021 and 2020)	95,261	100,445
Loans held for investment:
Unsecuritized loans held for investment	252,468	225,698
Loans held in consolidated trusts	24,872	25,926
Total loans held for investment	277,340	251,624
Allowance for credit losses	(11,430)	(15,564)
Net loans held for investment	265,910	236,060
Loans held for sale ($1.0 billion and $596 million carried at fair value as of December 31, 2021 and 2020, respectively)	5,888	2,710
Premises and equipment, net	4,210	4,287
Interest receivable	1,460	1,471
Goodwill	14,782	14,653
Other assets	22,816	21,205
Total assets	$432,381	$421,602

Liabilities:
Interest payable	$281	$352
Deposits:
Non-interest-bearing deposits	38,043	31,142
Interest-bearing deposits	272,937	274,300
Total deposits	310,980	305,442
Securitized debt obligations	14,994	12,414
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	668
Senior and subordinated notes	27,219	27,382
Other borrowings	53	75
Total other debt	28,092	28,125
Other liabilities	17,005	15,065
Total liabilities	371,352	361,398
Commitments, contingencies and guarantees (see Note 18)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 685,057,944 and 679,932,837 shares issued as of December 31, 2021 and 2020, respectively; 413,858,537 and 458,972,202 shares outstanding as of December 31, 2021 and 2020, respectively)	7	7
Additional paid-in capital, net	34,112	33,480
Retained earnings	51,006	40,088
Accumulated other comprehensive income	374	3,494
Treasury stock, at cost (par value $0.01 per share; 271,199,407 and 220,960,635 shares as of December 31, 2021 and 2020, respectively)	(24,470)	(16,865)
Total stockholders’ equity	61,029	60,204
Total liabilities and stockholders’ equity	$432,381	$421,602

See Notes to Consolidated Financial Statements.
123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	4,475,000	$0	667,969,069	$7	$32,040	$35,875	$(1,263)	$(14,991)	$51,668
Cumulative effects from adoption of new lease standard						(11)			(11)
Comprehensive income						5,546	1,531		7,077
Effects from transfer of securities held to maturity to available for sale							888		888
Dividends—common stock(1)			49,963	0	4	(757)			(753)
Dividends—preferred stock						(282)			(282)
Purchases of treasury stock								(1,481)	(1,481)
Issuances of common stock and restricted stock, net of forfeitures			4,678,940	0	199				199
Exercises of stock options			271,419	0	17				17
Issuances of preferred stock	1,500,000	0			1,462				1,462
Redemptions of preferred stock	(1,000,000)	0			(969)	(31)			(1,000)
Compensation expense for restricted stock units and stock options					227				227
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						2,714	2,346		5,060
Dividends—common stock(1)			32,466	0	3	(463)			(460)
Dividends—preferred stock						(280)			(280)
Purchases of treasury stock								(393)	(393)
Issuances of common stock and restricted stock, net of forfeitures			5,539,010	0	241				241
Exercises of stock options			1,391,970	0	62				62
Issuances of preferred stock	1,375,000	0			1,330				1,330
Redemptions of preferred stock	(1,375,000)	0			(1,336)	(39)			(1,375)
Compensation expense for restricted stock units and stock options					200				200
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income (loss)						12,390	(3,120)		9,270
Dividends—common stock(1)			28,410	0	4	(1,152)			(1,148)
Dividends—preferred stock						(274)			(274)
Purchases of treasury stock								(7,605)	(7,605)
Issuances of common stock and restricted stock, net of forfeitures			4,178,919	0	253				253
Exercises of stock options			917,778	0	55				55
Issuances of preferred stock	2,100,000	0			2,052				2,052
Redemptions of preferred stock	(2,100,000)	0			(2,054)	(46)			(2,100)
Compensation expense for restricted stock units					322				322
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
__________
(1)We declared dividends per share on our common stock of $0.60 in the fourth quarter of 2021, $1.20 in the third quarter of 2021, $0.10 in both of the latter two quarters of 2020 and $0.40 in the first two quarters of 2021 and 2020 and each quarter of 2019.

See Notes to Consolidated Financial Statements.
124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Operating activities:
Income from continuing operations, net of tax	$12,394	$2,717	$5,533
Loss from discontinued operations, net of tax	(4)	(3)	13
Net income	12,390	2,714	5,546
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	(1,944)	10,264	6,236
Depreciation and amortization, net	3,481	3,501	3,339
Deferred tax provision (benefit)	605	(1,627)	(296)
Net securities losses (gains)	(2)	(25)	(26)
Gain on sales of loans	1	(6)	(50)
Stock-based compensation expense	331	203	239
Other (including (gains) and losses from equity investments)	46	(520)	0
Loans held for sale:
Originations and purchases	(9,141)	(10,055)	(9,798)
Proceeds from sales and paydowns	9,123	9,856	10,668
Changes in operating assets and liabilities:
Changes in interest receivable	17	287	(63)
Changes in other assets	(4,114)	979	662
Changes in interest payable	(71)	(87)	(19)
Changes in other liabilities	1,594	1,212	194
Net change from discontinued operations	(6)	3	7
Net cash from operating activities	12,310	16,699	16,639
Investing activities:
Securities available for sale:
Purchases	(27,884)	(43,026)	(12,105)
Proceeds from paydowns and maturities	26,969	22,324	8,553
Proceeds from sales	2,776	812	4,780
Securities held to maturity:
Purchases	0	0	(396)
Proceeds from paydowns and maturities	0	0	5,050
Loans:
Net changes in loans held for investment	(33,833)	4,136	(21,280)
Principal recoveries of loans previously charged off	2,506	2,452	2,557
Net purchases of premises and equipment	(698)	(710)	(887)
Net cash from acquisition activities	(669)	(7)	(8,393)
Net cash from other investing activities	(668)	(822)	(877)
Net cash from investing activities	(31,501)	(14,841)	(22,998)

See Notes to Consolidated Financial Statements.
125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Financing activities:
Deposits and borrowings:
Changes in deposits	$5,687	$42,519	$12,643
Issuance of securitized debt obligations	6,232	1,248	6,656
Maturities and paydowns of securitized debt obligations	(3,442)	(6,885)	(7,285)
Issuance of senior and subordinated notes and long-term FHLB advances	4,486	3,987	4,142
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(3,851)	(8,156)	(5,595)
Changes in other borrowings	129	(6,674)	(2,104)
Common stock:
Net proceeds from issuances	253	241	199
Dividends paid	(1,148)	(460)	(753)
Preferred stock:
Net proceeds from issuances	2,052	1,330	1,462
Dividends paid	(274)	(280)	(282)
Redemptions	(2,100)	(1,375)	(1,000)
Purchases of treasury stock	(7,605)	(393)	(1,481)
Proceeds from share-based payment activities	55	62	17
Net cash from financing activities	474	25,164	6,619
Changes in cash, cash equivalents and restricted cash for securitization investors	(18,717)	27,022	260
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	40,771	13,749	13,489
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$22,054	$40,771	$13,749
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$4,843	$2,192	$1,589
Transfers from securities held to maturity to securities available for sale	0	0	33,187
Interest paid	2,158	3,580	4,790
Income tax paid	2,527	988	626

See Notes to Consolidated Financial Statements.
126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branches, Cafés and other distribution channels. As of December 31, 2021, our principal subsidiaries included:
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
Investments in which we do not hold a controlling financial interest but have significant influence over the entity’s financial and operating decisions are accounted for under the equity method. If we do not have significant influence, we measure equity investments at fair value with changes in fair value recorded through net income, except those that do not have a readily

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
Balance Sheet Offsetting of Financial Assets and Liabilities
Derivative contracts that we execute bilaterally in the over-the-counter (“OTC”) market or are centrally cleared are generally governed by enforceable master netting agreements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under master netting agreements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting agreements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting agreements, we do not offset our derivative positions for balance sheet presentation. See “Note 9—Derivative Instruments and Hedging Activities” for more details.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Accounting Policies Impacted by our Adoption of the CECL Standard
In the first quarter of 2020, we adopted the ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL standard”) and updated the significant accounting policies described under the “Investments Securities” and “Loans” sections below. In periods prior to 2020, the allowance for loan and lease losses represented management’s estimate of incurred loan and lease losses as fully described in “Note 1—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have any securities that were classified as held to maturity as of December 31, 2021 and 2020.
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
For certain of our securities available for sale, we have determined that there is no risk of impairment due to credit factors. These investment securities include high quality debt instruments that are issued and guaranteed by the United States government and its agencies, certain government-sponsored enterprises, and certain foreign sovereign governments or supranational organizations. Management performs periodic assessments to reevaluate this conclusion by considering any changes in historical losses, current conditions, and reasonable and supportable forecasts.
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
Loans
Our loan portfolio consists of loans held for investment, including loans transferred to our consolidated securitization trusts, and loans held for sale and is divided into three portfolio segments: credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate loans as well as commercial and industrial loans.

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
Loans Held for Investment
Loans that we have the ability and intent to hold for the foreseeable future and loans associated with consolidated securitization transactions are classified as held for investment. Loans classified as held for investment, except for credit card loans, are reported at their amortized cost basis, excluding accrued interest. For these loans, we elect to present accrued interest within interest receivable on our consolidated balance sheets. For credit card loans classified as held for investment, earned finance charges and fees are included in either loans held for investment (if they have been billed to the customer) or interest receivable (if they have not yet been billed to the customer).
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
Nonperforming loans generally include loans that have been placed on nonaccrual status. Loans classified as held for sale are excluded from nonperforming classification consideration.
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
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses. At times expected recoveries may result in a negative allowance. We limit the allowance recovery expectations to amounts previously charged off and expected to be charged off. Charge-offs of uncollectible amounts result in a reduction to the allowance and recoveries of previously charged off amounts result in an increase to the allowance.
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
Securitization of Loans
Our loan securitization activities primarily involve the securitization of credit card and auto loans, which provides a source of funding for us. See “Note 5—Variable Interest Entities and Securitizations” for additional details. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust. The trust then sells undivided interests in the pool of loan receivables to third-party investors through the issuance of debt securities and transfers the proceeds from the debt issuance to us as consideration for the loan receivables transferred. The debt securities are collateralized by the loan receivables transferred from our portfolio. We remove loans from our consolidated balance sheets if securitizations qualify as sales to unconsolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing, the assets will remain on our consolidated balance sheets with an offsetting liability recognized for the amount of proceeds received.
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
Goodwill and Other Intangible Assets
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
Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 6—Goodwill and Other Intangible Assets” for additional information.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Commercial MSRs are subsequently accounted for under the amortization method. We evaluate for impairment as of each reporting date and recognize any impairment in other non-interest income. See “Note 6—Goodwill and Other Intangible Assets” for additional information.
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
Restricted Equity Investments
We have investments in Federal Home Loan Bank (“FHLB”) stock and in Federal Reserve Bank stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable, are carried at cost, and are reviewed for impairment if there is any indicator of impairment.
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
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel, or covering eligible charges. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, rewards expense is generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed and is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. We expect the vast majority of all rewards earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $6.2 billion and $5.4 billion as of December 31, 2021 and 2020, respectively.

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
Interest Income and Fees
Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying arrangements.
Loan origination fees,costs,premiums and discounts on loans held for investment are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the effective interest method. Costs deferred include, among other things, incentives paid to our network of auto dealers for loan referrals. In certain circumstances, we elect to factor prepayment estimates into the calculation of the constant effective yield necessary to apply the interest method. Prepayment estimates are based on historical prepayment data, existing and forecasted interest rates, and economic data. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period.
Unamortized premiums, discounts and other basis adjustments on investment securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method. However, premiums for certain callable investment securities are amortized to the earliest call date.
Finance charges and fees on credit card loans are recorded in revenue when earned and presented on our consolidated balance sheets within either loan receivables (if they have been billed to the customer) or interest receivable (if they have not yet been billed to the customer). Finance charges and fees on credit card loans are not recorded after the account is charged off. Annual membership fees are classified as service charges and other customer-related fees in our consolidated statements of income and are deferred and amortized into income over 12 months on a straight-line basis.
Interchange Income
Interchange income generally represents fees for standing ready to authorize and providing settlement on credit and debit card transactions processed through the MasterCard® (“MasterCard”) and Visa® (“Visa”) interchange networks. The levels and structure of interchange rates set by MasterCard and Visa can vary based on cardholder purchase volumes, among other factors. We recognize interchange income upon settlement. See “Note 17—Business Segments and Revenue from Contracts with Customers” for additional details.
Card Partnership Agreements
We have contractual agreements with certain retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and cobrand credit card loans to these customers over the terms of the partnership agreements.
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties or other special bonuses to these partners. Our payments to partners are generally recorded as reductions of revenue or as marketing expenses, depending on their nature. Our credit card partnership agreements may also provide for profit or revenue sharing payments which are presented as a reduction of the related revenue line item(s) when owed to the partner.
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
We currently have one partnership agreement that meets the definition of a collaborative agreement. We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.0 billion, $1.1 billion and $1.0 billion in December 31, 2021, 2020 and 2019, respectively, for amounts earned by the partner pursuant to the partnership agreement. The impact of all of our loss sharing arrangements that are presented on a net basis is included in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”
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
For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at the grant date. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. Equity units and restricted stock units that are cash-settled are accounted for as liability awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards to participants that are eligible for retirement or become eligible during the vesting period are expensed immediately or over the time period between the grant date and when the participant becomes retirement eligible, respectively. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.
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
Marketing Expenses
Marketing expense includes the cost of our various promotional efforts to attract and retain customers such as advertising, promotional materials, and certain customer incentives, including spend-based bonuses. We expense marketing costs as incurred.

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
Derivative Instruments and Hedging Activities
All derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities, with consideration of legally enforceable master netting agreements that allow us to net settle positive and negative positions and offset cash collateral with the same counterparty. We report net derivatives in a gain position, or derivative assets, on our consolidated balance sheets as a component of other assets. We report net derivatives in a loss position, or derivative liabilities, on our consolidated balance sheets as a component of other liabilities. See “Note 9—Derivative Instruments and Hedging Activities” for additional details.

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
Accounting Standards Adopted During the Twelve Months Ended December 31, 2021

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both December 31, 2021 and 2020.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of December 31, 2021 and 2020. Accrued interest receivable of $207 million and $230 million as of December 31, 2021 and 2020, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	December 31, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,419	$0	$23	$0	$9,442
RMBS:
Agency	72,593	0	958	(931)	72,620
Non-agency	792	(1)	205	0	996
Total RMBS	73,385	(1)	1,163	(931)	73,616
Agency CMBS	9,237	0	195	(63)	9,369
Other securities(1)	2,830	0	6	(2)	2,834
Total investment securities available for sale	$94,871	$(1)	$1,387	$(996)	$95,261

	December 31, 2020
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,302	$0	$16	$0	$9,318
RMBS:
Agency	73,248	0	2,326	(108)	75,466
Non-agency	1,035	(1)	204	(1)	1,237
Total RMBS	74,283	(1)	2,530	(109)	76,703
Agency CMBS	11,298	0	448	(11)	11,735
Other securities(1)	2,686	0	3	0	2,689
Total investment securities available for sale	$97,569	$(1)	$2,997	$(120)	$100,445
__________
(1)Includes $2.0 billion and $1.8 billion of asset-backed securities (“ABS”) as of December 31, 2021, and 2020, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$37,492	$(632)	$8,606	$(299)	$46,098	$(931)
Non-agency	3	0	1	0	4	0
Total RMBS	37,495	(632)	8,607	(299)	46,102	(931)
Agency CMBS	2,999	(36)	803	(27)	3,802	(63)
Other securities(1)	1,207	(2)	0	0	1,207	(2)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$41,701	$(670)	$9,410	$(326)	$51,111	$(996)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$7,424	$(57)	$1,791	$(51)	$9,215	$(108)
Non-agency	12	0	0	0	12	0
Total RMBS	7,436	(57)	1,791	(51)	9,227	(108)
Agency CMBS	1,545	(7)	267	(4)	1,812	(11)
Other securities(1)	114	0	1	0	115	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$9,095	$(64)	$2,059	$(55)	$11,154	$(119)
__________
(1)    Includes primarily ABS, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 740 and 320 securities in gross unrealized loss positions as of December 31, 2021 and 2020, respectively.

144	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities and Yields of Investment Securities
The table below summarizes, as of December 31, 2021, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2021
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$5,098	$4,344	$0	$0	$9,442
RMBS(1):
Agency	0	132	1,124	71,364	72,620
Non-agency	0	0	0	996	996
Total RMBS	0	132	1,124	72,360	73,616
Agency CMBS(1)	630	2,427	3,990	2,322	9,369
Other securities	416	2,098	320	0	2,834
Total securities available for sale	$6,144	$9,001	$5,434	$74,682	$95,261
Amortized cost of securities available for sale	$6,140	$8,965	$5,342	$74,424	$94,871
Weighted-average yield for securities available for sale	0.31%	0.90%	1.86%	1.73%	1.57%
__________
(1)As of December 31, 2021, the weighted-average expected maturities of RMBS and Agency CMBS were both 5.4 years.
Net Securities Gains or Losses and Proceeds from Sales
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2021, 2020 and 2019.
Table 2.4: Realized Gains and Losses on Securities

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Realized gains (losses):
Gross realized gains	$10	$25	$44
Gross realized losses	(8)	0	(18)
Net realized gains	$2	$25	$26
Total proceeds from sales	$2,776	$812	$4,780
Securities Pledged and Received
We pledged investment securities totaling $20.8 billion and $16.5 billion as of December 31, 2021 and 2020, respectively. These securities are primarily pledged to secure Public Funds deposits and FHLB advances, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million as of both December 31, 2021 and 2020, related to our derivative transactions.

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
Accrued interest receivable of $1.2 billion as of both December 31, 2021 and 2020, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of December 31, 2021 and 2020. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$106,312	$773	$528	$1,110	$2,411	$108,723
International card businesses	5,836	77	50	86	213	6,049
Total credit card	112,148	850	578	1,196	2,624	114,772
Consumer Banking:
Auto	72,221	2,385	933	240	3,558	75,779
Retail banking	1,807	35	7	18	60	1,867
Total consumer banking	74,028	2,420	940	258	3,618	77,646
Commercial Banking:
Commercial and multifamily real estate	35,100	92	35	35	162	35,262
Commercial and industrial	49,379	139	103	39	281	49,660
Total commercial banking	84,479	231	138	74	443	84,922
Total loans(1)	$270,655	$3,501	$1,656	$1,528	$6,685	$277,340
% of Total loans	97.59%	1.26%	0.60%	0.55%	2.41%	100.00%

146	Capital One Financial Corporation (COF)

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
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.4 billion and $1.1 billion as of December 31, 2021 and 2020, respectively.

147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of December 31, 2021 and 2020. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2021			December 31, 2020
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$1,110	N/A	$0	$1,169	N/A	$0
International card businesses	82	$10	0	82	$21	0
Total credit card	1,192	10	0	1,251	21	0
Consumer Banking:
Auto	0	344	0	0	294	0
Retail banking	0	47	4	0	30	0
Total consumer banking	0	391	4	0	324	0
Commercial Banking:
Commercial and multifamily real estate	3	383	268	51	200	184
Commercial and industrial	0	316	257	0	450	265
Total commercial banking	3	699	525	51	650	449
Total	$1,195	$1,100	$529	$1,302	$995	$449
% of Total loans held for investment	0.43%	0.40%	0.19%	0.52%	0.40%	0.18%
__________
(1)We recognized interest income for loans classified as nonperforming of $43 million and $39 million for the years ended December 31, 2021, and 2020 respectively.
Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio segment below.
Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and and the U.S. Real Gross Domestic Product (“GDP”) Rate, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our credit card loan portfolio is delinquency trends, including an analysis of loan migration between delinquency categories over time.

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents our credit card portfolio by delinquency status as of December 31, 2021 and 2020.
Table 3.3: Credit Card Delinquency Status

	December 31, 2021			December 31, 2020
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$105,985	$327	$106,312	$95,629	$487	$96,116
30-59 days	760	13	773	734	21	755
60-89 days	519	9	528	451	13	464
Greater than 90 days	1,100	10	1,110	1,155	14	1,169
Total domestic credit card	108,364	359	108,723	97,969	535	98,504

International card businesses:
Current	5,795	41	5,836	8,152	66	8,218
30-59 days	73	4	77	79	11	90
60-89 days	47	3	50	47	11	58
Greater than 90 days	82	4	86	76	10	86
Total international card businesses	5,997	52	6,049	8,354	98	8,452
Total credit card	$114,361	$411	$114,772	$106,323	$633	$106,956

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consumer Banking
Our consumer banking loan portfolio consists of auto and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we monitor when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they measure the creditworthiness of borrowers. Delinquency trends are the key indicator we assess in monitoring the credit quality and risk of our retail banking loan portfolio.
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of December 31, 2021 and 2020. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$20,758	$8,630	$4,739	$2,394	$1,153	$301	$37,975	$0	$0	$37,975
621-660	7,456	3,721	2,109	1,084	537	157	15,064	0	0	15,064
620 or below	9,522	6,336	3,767	1,840	949	326	22,740	0	0	22,740
Total auto	37,736	18,687	10,615	5,318	2,639	784	75,779	0	0	75,779

Retail banking—Delinquency status:
Current	285	171	172	161	176	491	1,456	345	6	1,807
30-59 days	0	2	2	7	0	1	12	23	0	35
60-89 days	0	4	0	0	0	2	6	1	0	7
Greater than 90 days	0	1	0	1	1	9	12	4	2	18
Total retail banking(2)	285	178	174	169	177	503	1,486	373	8	1,867
Total consumer banking	$38,021	$18,865	$10,789	$5,487	$2,816	$1,287	$77,265	$373	$8	$77,646

150	Capital One Financial Corporation (COF)

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
(2)Includes PPP loans of $232 million and $919 million as of December 31, 2021 and 2020, respectively.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of December 31, 2021 and 2020. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$6,590	$2,924	$3,393	$2,401	$793	$3,538	$19,639	$12,286	$0	$31,925
Criticized performing	248	195	329	317	261	1,478	2,828	101	25	2,954
Criticized nonperforming	0	0	88	20	9	266	383	0	0	383
Total commercial and multifamily real estate	6,838	3,119	3,810	2,738	1,063	5,282	22,850	12,387	25	35,262
Commercial and industrial
Noncriticized	12,662	7,039	5,506	2,750	1,730	3,033	32,720	14,310	59	47,089
Criticized performing	279	188	838	207	120	167	1,799	456	0	2,255
Criticized nonperforming	32	52	85	93	6	10	278	38	0	316
Total commercial and industrial	12,973	7,279	6,429	3,050	1,856	3,210	34,797	14,804	59	49,660
Total commercial banking(2)	$19,811	$10,398	$10,239	$5,788	$2,919	$8,492	$57,647	$27,191	$84	$84,922

	December 31, 2020
	Term Loans by Vintage Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,791	$4,932	$3,232	$1,437	$1,649	$4,904	$19,945	$7,114	$0	$27,059
Criticized performing	320	446	515	355	391	1,258	3,285	112	25	3,422
Criticized nonperforming	0	11	30	6	3	150	200	0	0	200
Total commercial and multifamily real estate	4,111	5,389	3,777	1,798	2,043	6,312	23,430	7,226	25	30,681
Commercial and industrial
Noncriticized	9,761	7,890	4,043	2,717	1,832	3,034	29,277	11,548	80	40,905
Criticized performing	316	794	521	252	106	215	2,204	1,498	42	3,744
Criticized nonperforming	74	108	25	51	9	0	267	183	0	450
Total commercial and industrial	10,151	8,792	4,589	3,020	1,947	3,249	31,748	13,229	122	45,099
Total commercial banking(2)	$14,262	$14,181	$8,366	$4,818	$3,990	$9,561	$55,178	$20,455	$147	$75,780
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $102 million and $238 million as of December 31, 2021 and 2020, respectively.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Troubled Debt Restructurings
Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act provided banking organizations with troubled debt restructurings (“TDRs”) relief for modifications of current borrowers impacted by the COVID-19 pandemic. In adherence with the guidance, we assessed all loan modifications introduced to current borrowers in response to the COVID-19 pandemic, that would have been designated as TDRs under our existing policies, and followed guidance that any such eligible loan modifications made on a temporary and good faith basis are not considered TDRs. We consider the impact of all loan modifications, including those classified as TDRs and those offered in response to the COVID-19 pandemic, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, enrollment in a customer assistance program is also considered in the assignment of an internal risk rating.
Total recorded TDRs were $1.6 billion and $2.1 billion as of December 31, 2021 and 2020, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.1 billion and $1.3 billion as of December 31, 2021 and 2020, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $192 million and $442 million as of December 31, 2021 and 2020, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $168 million and $173 million as of December 31, 2021 and 2020, respectively.
Loans Modified in TDRs
As part of our loan modification programs to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in TDRs during the years ended December 31, 2021, 2020 and 2019.
Table 3.6: Troubled Debt Restructurings

		Year Ended December 31, 2021
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$154	100%	15.90%	0%	0	0%	$0
International card businesses	123	100	27.70	0	0	0	0
Total credit card	277	100	21.15	0	0	0	0
Consumer Banking:
Auto	371	43	8.72	93	4	0	1
Retail banking	3	13	2.94	30	42	0	0
Total consumer banking	374	42	8.70	93	4	0	1
Commercial Banking:
Commercial and multifamily real estate	49	21	1.19	85	11	0	0
Commercial and industrial	112	0	0.00	30	6	0	0
Total commercial banking	161	6	1.19	46	9	0	0
Total	$812	55	16.26	52	5	0	$1

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$243	100%	15.94%	0%	0	0%	$0
International card businesses	168	100	27.38	0	0	0	0
Total credit card	411	100	20.61	0	0	0	0
Consumer Banking:
Auto	536	11	5.68	95	3	0	1
Retail banking	5	11	10.86	20	8	0	0
Total consumer banking	541	11	5.73	94	3	0	1
Commercial Banking:
Commercial and multifamily real estate	98	0	0.00	86	5	0	0
Commercial and industrial	439	4	0.14	52	21	4	7
Total commercial banking	537	3	0.14	58	17	3	7
Total	$1,489	33	18.06	55	8	1	$8

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31, 2019
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$351	100%	16.60%	0%	0	0%	$0
International card businesses	173	100	27.28	0	0	0	0
Total credit card	524	100	20.12	0	0	0	0
Consumer Banking:
Auto	268	39	3.63	90	7	1	1
Retail banking	7	11	10.66	54	3	33	0
Total consumer banking	275	38	3.68	89	7	2	1
Commercial Banking:
Commercial and multifamily real estate	39	87	0.00	13	1	0	0
Commercial and industrial	159	3	0.33	20	8	0	0
Total commercial lending	198	19	0.04	18	7	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	199	19	0.04	18	7	0	0
Total	$998	67	16.37	28	7	0	$1
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
Table 3.7: TDRs—Subsequent Defaults

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	18,694	$35	32,639	$69	47,086	$99
International card businesses	58,914	87	58,363	87	69,470	110
Total credit card	77,608	122	91,002	156	116,556	209
Consumer Banking:
Auto	8,847	136	5,877	77	5,575	70
Retail banking	9	0	10	1	24	2
Total consumer banking	8,856	136	5,887	78	5,599	72
Commercial Banking:
Commercial and multifamily real estate	1	50	1	50	0	0
Commercial and industrial	7	120	15	130	1	25
Total commercial banking	8	170	16	180	1	25
Total	86,472	$428	96,905	$414	122,156	$306
Loans Pledged
In addition to our investment securities, we pledged loan collateral of $10.3 billion and $14.1 billion to secure our FHLB borrowing capacity of $19.7 billion and $19.6 billion as of December 31, 2021 and 2020, respectively. We also pledged loan collateral of $26.5 billion and $25.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $19.6 billion and $20.0 billion as of December 31, 2021 and 2020, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Loans Held for Sale
Our total loans held for sale was $5.9 billion and $2.7 billion as of December 31, 2021 and 2020, respectively. We originated for sale $9.1 billion, $10.0 billion and $9.0 billion of commercial multifamily real estate loans in 2021, 2020 and 2019, respectively, and retained servicing rights upon the sale of these loans.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Loans Converted to Term Loans
For the years ended December 31, 2021 and 2020, we converted $223 million and $602 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
In the first quarter of 2020, we adopted the CECL standard. Accordingly, our disclosures below reflect these adoption changes. Prior period presentation was not modified to conform to the current period presentation. See “Note 1--Summary of Significant Accounting Policies” for additional information.
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. Significant judgment is applied in our estimation of lifetime credit losses. When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. This may include internal information, external information or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. Management will consider and may qualitatively adjust for conditions, changes and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.
For credit card loans, accrued interest is charged off simultaneously with the charge off of other components of amortized cost as a reduction of revenue. Total net revenue was reduced by $629 million and $1.1 billion in 2021 and 2020, respectively for finance charges and fees charged-off as uncollectible and by $1.4 billion in 2019 for the estimated uncollectible amount of billed finance charges and fees and related losses.
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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2021, 2020 and 2019. Our allowance for credit losses decreased by $4.1 billion to $11.4 billion as of December 31, 2021 from 2020, primarily driven by strong credit performance and an improved economic outlook.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2018	$5,535	$1,048	$637	$7,220
Charge-offs	(6,711)	(1,917)	(181)	(8,809)
Recoveries(1)	1,562	970	25	2,557
Net charge-offs	(5,149)	(947)	(156)	(6,252)
Provision for loan and lease losses	4,992	937	294	6,223
Allowance build (release) for loan and lease losses	(157)	(10)	138	(29)
Other changes(2)	17	0	0	17
Balance as of December 31, 2019	5,395	1,038	775	7,208
Reserve for unfunded lending commitments:
Balance as of December 31, 2018	0	4	118	122
Provision for losses on unfunded lending commitments	0	1	12	13
Balance as of December 31, 2019	0	5	130	135
Combined allowance and reserve as of December 31, 2019	$5,395	$1,043	$905	$7,343
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(3)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(5,749)	(1,534)	(394)	(7,677)
Recoveries(1)	1,479	956	17	2,452
Net charge-offs	(4,270)	(578)	(377)	(5,225)
Provision for credit losses	7,327	1,753	1,158	10,238
Allowance build for credit losses(4)	3,057	1,175	781	5,013
Other changes(2)	36	0	0	36
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision for losses on unfunded lending commitments	0	0	23	23
Balance as of December 31, 2020	0	0	195	195
Combined allowance and reserve as of December 31, 2020	$11,191	$2,715	$1,853	$15,759
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(3,481)	(1,211)	(48)	(4,740)
Recoveries(1)	1,525	935	46	2,506
Net charge-offs	(1,956)	(276)	(2)	(2,234)
Provision (benefit) for credit losses	(902)	(521)	(489)	(1,912)
Allowance build (release) for credit losses	(2,858)	(797)	(491)	(4,146)
Other changes(5)	12	0	0	12
Balance as of December 31, 2021	8,345	1,918	1,167	11,430
Reserve for unfunded lending commitments:

159	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(30)	(30)
Balance as of December 31, 2021	0	0	165	165
Combined allowance and reserve as of December 31, 2021	$8,345	$1,918	$1,332	$11,595

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
(4)Includes an allowance release of $327 million for a partnership credit card loan portfolio transferred to held for sale in the third quarter of 2020.
(5)Represents foreign currency translation adjustments and an initial allowance for purchased credit-deteriorated loans of $6 million.
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
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2021, 2020 and 2019.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Estimated reimbursements from partners, beginning of period(1)	$2,159	$2,166	$379
Amounts due from partners which reduced net charge-offs	(438)	(959)	(600)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	(271)	952	1,383
Estimated reimbursements from partners, end of period	$1,450	$2,159	$1,162
__________
(1)Includes effects from adoption of the CECL standard in the first quarter of 2020.

160	Capital One Financial Corporation (COF)

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
Summary of Consolidated and Unconsolidated VIEs
The assets of our consolidated VIEs primarily consist of cash, loan receivables and the related allowance for credit losses, which we report on our consolidated balance sheets under restricted cash for securitization investors, loans held in consolidated trusts and allowance for credit losses, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs typically do not have recourse to our general credit. Liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations on our consolidated balance sheets. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet the maximum amount of any remaining funding obligations.
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2021 and 2020. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$21,569	$13,016	$0	$0	$0
Auto loan securitizations	2,552	2,187	0	0	0
Total securitization-related VIEs	24,121	15,203	0	0	0
Other VIEs:(3)
Affordable housing entities	263	27	4,774	1,454	4,774
Entities that provide capital to low-income and rural communities	2,074	26	0	0	0
Other	0	0	383	0	383
Total other VIEs	2,337	53	5,157	1,454	5,157
Total VIEs	$26,458	$15,256	$5,157	$1,454	$5,157

161	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,066	$10,338	$0	$0	$0
Auto loan securitizations	2,360	2,055	0	0	0
Total securitization-related VIEs	24,426	12,393	0	0	0
Other VIEs:(3)
Affordable housing entities	242	17	4,602	1,240	4,602
Entities that provide capital to low-income and rural communities	1,951	26	0	0	0
Other	0	0	436	0	436
Total other VIEs	2,193	43	5,038	1,240	5,038
Total VIEs	$26,619	$12,436	$5,038	$1,240	$5,038
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities owned by the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $568 million of liabilities as of December 31, 2021, and $2.3 billion of assets and $596 million of liabilities as of December 31, 2020.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to government-sponsored enterprises (“GSEs”) who may, in turn, securitize them. We retain the related mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and us. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 6—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2021 and 2020.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
December 31, 2021:
Securities held by third-party investors	$12,808	$2,186
Receivables in the trusts	22,454	2,418
Cash balance of spread or reserve accounts	0	13
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2020:
Securities held by third-party investors	$10,361	$2,053
Receivables in the trust	23,683	2,243
Cash balance of spread or reserve accounts	0	10
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the years ended December 31, 2021 and 2020, we recognized amortization of $633 million and $556 million, respectively, and tax credits of $644 million and $607 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.7 billion and $4.5 billion as of December 31, 2021 and 2020, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.7 billion and $1.5 billion as of December 31, 2021 and 2020, respectively, and is largely expected to be paid from 2022 to 2024.

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.8 billion and $4.6 billion as of December 31, 2021 and 2020, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $11.9 billion and $11.0 billion as of December 31, 2021 and 2020, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.1 billion and $2.0 billion as of December 31, 2021 and 2020, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We were not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $383 million and $436 million as of December 31, 2021 and 2020, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of December 31, 2021 and 2020. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	December 31, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,782	N/A	$14,782	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(10)	19	5.9 years
Other(1)	213	(121)	92	4.1 years
Total other intangible assets	242	(131)	111	4.4 years
Total goodwill and other intangible assets	$15,024	$(131)	$14,893
Commercial MSRs(2)	$622	$(202)	$420

	December 31, 2020
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,653	N/A	$14,653	N/A
Other intangible assets:
PCCR intangibles	148	$(138)	10	6.2 years
Other(1)	248	(168)	80	7.3 years
Total other intangible assets	396	(306)	90	7.1 years
Total goodwill and other intangible assets	$15,049	$(306)	$14,743
Commercial MSRs(2)	$542	$(175)	$367
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships , partnership, trade names and other customer contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets. We recorded $79 million and $69 million of amortization expense for the years ended December 31, 2021 and 2020, respectively.

165	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of December 31, 2021, 2020 and 2019. There were no changes in the carrying amount of goodwill by each of our business segments for the year ended December 31, 2020. We did not recognize any goodwill impairment during 2021, 2020 or 2019.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2018	$5,060	$4,600	$4,884	$14,544
Acquisitions	25	46	36	107
Reductions in goodwill related to divestitures	0	(1)	0	(1)
Other adjustments(1)	3	0	0	3
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
Acquisitions	0	0	130	130
Other adjustments(1)	(1)	0	0	(1)
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions
The goodwill impairment test is performed as of October 1 of each year. An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
The fair value of reporting units is calculated using a discounted cash flow methodology, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Capital is allocated based on each reporting unit’s specific regulatory capital requirements, economic capital requirements, and underlying risks. Consolidated stockholder’s equity in excess of the sum of all reporting unit’s capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and the Other category and assumed distributed to equity holders in future periods. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The reasonableness of our fair value calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available.

166	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
In connection with our acquisitions, we recorded intangible assets that include PCCR intangibles, sponsorship, customer and merchant relationships, partnership, trade names, and other customer contract intangibles. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships. There were no impairments of intangible assets in 2021.
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2021, 2020 and 2019 and the estimated future amortization expense for intangible assets as of December 31, 2021:
Table 6.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2019	$112
2020	60
2021	29
Estimated future amounts for the year ending December 31,
2022	51
2023	20
2024	14
2025	9
2026	4
Thereafter	5
Total estimated future amounts	$103

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2021 and 2020.
Table 7.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2021	December 31, 2020
Land	$336	$366
Buildings and improvements	3,854	3,742
Furniture and equipment	1,816	1,973
Computer software	2,006	2,144
In progress	732	768
Total premises and equipment, gross	8,744	8,993
Less: Accumulated depreciation and amortization	(4,534)	(4,706)
Total premises and equipment, net	$4,210	$4,287
Depreciation and amortization expense was $775 million, $809 million and $741 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following tables present information about our operating lease portfolio and the related lease costs as of and for the years ended December 31, 2021 and 2020.
Table 7.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2021	December 31, 2020
Right-of-use assets	$1,137	$1,316
Lease liabilities	1,485	1,688
Weighted-average remaining lease term	8 years	8.7 years
Weighted-average discount rate	3.0%	3.1%

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 7.3 Total Operating Lease Expense and Other Information

	Year Ended December 31,
(Dollars in millions)	2021	2020
Operating lease cost	$305	$315
Variable lease cost	42	43
Total lease cost	347	358
Sublease income	(23)	(26)
Net lease cost	$324	$332
Cash paid for amounts included in the measurement of lease liabilities	$353	$325
Right-of-use assets obtained in exchange for lease liabilities	81	180
The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2021.
Table 7.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2021
2022	$279
2023	256
2024	221
2025	184
2026	166
Thereafter	603
Total undiscounted lease payments	1,709
Less: Imputed interest	(224)
Total lease liabilities	$1,485
As of December 31, 2021, we had approximately $33 million and $53 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 3.4 years. As of December 31, 2020, we had approximately $69 million and $75 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 4.4 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $22 million and $24 million of total finance lease expense for the years ended December 31, 2021 and 2020, respectively.

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2021 and 2020. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2021	December 31, 2020
Deposits:
Non-interest-bearing deposits	$38,043	$31,142
Interest-bearing deposits(1)	272,937	274,300
Total deposits	$310,980	$305,442
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$820	$668
Total short-term borrowings	$820	$668

	December 31, 2021				December 31, 2020
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2022-2028	0.13% - 2.84%	1.51%	$14,994	$12,414
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2022-2032	0.80 - 4.25	2.91	19,975	21,045
Floating unsecured senior debt	2022-2024	0.74 - 1.28	1.01	1,709	1,609
Total unsecured senior debt			2.76	21,684	22,654
Fixed unsecured subordinated debt	2023-2032	2.36 - 4.20	3.52	5,535	4,728
Total senior and subordinated notes				27,219	27,382
Other long-term borrowings:
Finance lease liabilities	2022-2031	0.30 - 9.91	3.28	53	75
Total other long-term borrowings				53	75
Total long-term debt				$42,266	$39,871
Total short-term borrowings and long-term debt				$43,086	$40,539
__________
(1)Includes $1.8 billion and $4.2 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of December 31, 2021 and 2020, respectively.
(2)Includes $1.4 billion and $1.6 billion of EUR-denominated unsecured notes as of December 31, 2021 and 2020, respectively.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value of our interest-bearing time deposits with contractual maturities, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2021.
Table 8.2: Maturity Profile of Borrowings

(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Interest-bearing time deposits	$11,518	$3,026	$2,427	$444	$468	$40	$17,923
Securitized debt obligations	5,537	527	4,862	731	1,882	1,455	14,994
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	0	0	0	0	0	820
Senior and subordinated notes	2,462	5,993	6,200	3,343	2,043	7,178	27,219
Other borrowings	20	19	4	2	2	6	53
Total	$20,357	$9,565	$13,493	$4,520	$4,395	$8,679	$61,009

171	Capital One Financial Corporation (COF)

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that stems from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in OTC markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”), the Intercontinental Exchange (“ICE”) and the LCH Group (“LCH”) are our CCPs for our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting agreements, where applicable, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. We exchange collateral in two primary forms: variation margin, which mitigates the risk of changes in value due to daily market movements and is exchanged daily, and initial margin, which mitigates the risk of potential future exposure of a derivative and is exchanged at the outset of a transaction and adjusted daily. We exchange both variation margin and initial margin for cleared and uncleared bilateral contracts. The amount of collateral exchanged for variation margin is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral and will vary over time as market variables change. The amount of the initial margin exchanged is dependent upon 1) the calculation of initial margin exposure, as prescribed by 1a) the U.S. prudential regulators’ margin rules for uncleared derivatives (“PR Rules”) or 1b) the CCPs for cleared derivatives and 2) the fair value of the pledged collateral; it will vary over time as market variables change. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated collateral received or pledged. See Table 9.3 for our net exposure associated with derivatives.
The terms under which we collateralize our exposures differ between cleared exposures and uncleared bilateral exposures.
•CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. We also clear exchange-traded instruments, like futures, with CCPs. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required by CCPs as collateral against potential losses on our exchange-traded and cleared derivative contracts and variation margin is exchanged on a daily basis to account for mark-to-market changes in those derivative contracts. For CME, ICE and LCH-cleared OTC derivatives, variation margin cash payments are required to be characterized as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.
•Bilateral Counterparties: We enter into master netting agreements and collateral agreements with bilateral derivative counterparties, where applicable, to mitigate the risk of default. These bilateral agreements typically provide the right to offset exposure with the same counterparty and require the party in a net liability position to post collateral. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of uncleared derivatives exceed established exposure thresholds. Certain of these bilateral agreements include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our counterparties would have the right to terminate their derivative contract and close out existing positions.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2021 and 2020, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2021			December 31, 2020
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$49,659	$2	$3	$47,349	$9	$10
Cash flow hedges	52,400	244	16	82,150	748	1
Total interest rate contracts	102,059	246	19	129,499	757	11
Foreign exchange contracts:
Fair value hedges	1,421	13	0	1,527	164	0
Cash flow hedges	4,679	24	20	4,582	0	161
Net investment hedges	3,459	43	0	3,116	0	196
Total foreign exchange contracts	9,559	80	20	9,225	164	357
Total derivatives designated as accounting hedges	111,618	326	39	138,724	921	368
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	71,724	620	194	68,459	1,429	198
Commodity contracts	22,021	1,669	1,561	16,871	935	820
Foreign exchange and other contracts	3,779	40	42	4,677	58	70
Total customer accommodation	97,524	2,329	1,797	90,007	2,422	1,088
Other interest rate exposures(2)	1,899	33	25	1,770	71	56
Other contracts	2,028	2	7	1,826	1	6
Total derivatives not designated as accounting hedges	101,451	2,364	1,829	93,603	2,494	1,150
Total derivatives	$213,069	$2,690	$1,868	$232,327	$3,415	$1,518
Less: netting adjustment(3)		(542)	(544)		(1,148)	(739)
Total derivative assets/liabilities		$2,148	$1,324		$2,267	$779
__________
(1)Does not reflect $11 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2021 and 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2021 and 2020.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2021			December 31, 2020
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$10,327	$286	$295	$9,797	$590	$200
Interest-bearing deposits	(7,361)	(47)	(1)	(11,312)	(213)	0
Securitized debt obligations	(11,155)	49	3	(7,609)	(171)	20
Senior and subordinated notes	(22,777)	(531)	(708)	(21,927)	(1,282)	(666)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $247 million, the amount of the designated hedged items was $225 million, and the cumulative basis adjustments associated with these hedges was $3 million as of December 31, 2021. We had no such hedging relationships as of December 31, 2020.
(2)Carrying value represents amortized cost.
Balance Sheet Offsetting of Financial Assets and Liabilities
Derivative contracts and repurchase agreements that we execute bilaterally in the OTC market are generally governed by enforceable master netting agreements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under master netting agreements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting agreements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting agreements, we do not offset our derivative positions for balance sheet presentation.
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2021 and 2020. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of December 31, 2021
Derivative assets(1)	$2,690	$(252)	$(290)	$2,148	$0	$2,148
As of December 31, 2020
Derivative assets(1)	3,415	(383)	(765)	2,267	0	2,267

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of December 31, 2021
Derivative liabilities(1)	$1,868	$(252)	$(292)	$1,324	$0	$1,324
Repurchase agreements(2)	820	0	0	820	(820)	0
As of December 31, 2020
Derivative liabilities(1)	1,518	(383)	(356)	779	0	779
Repurchase agreements(2)	668	0	0	668	(668)	0
__________
(1)We received cash collateral from derivative counterparties totaling $377 million and $862 million as of December 31, 2021 and 2020, respectively. We also received securities from derivative counterparties with a fair value of approximately $1 million as of both for December 31, 2021 and 2020, respectively, which we have the ability to re-pledge. We posted $2.0 billion and $1.5 billion of cash collateral as of December 31, 2021 and 2020, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $836 million and $682 million as of December 31, 2021 and 2020, respectively, primarily consisting of agency RMBS securities.

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2021 and 2020.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,446	$24,263	$60	$(956)	$(119)	$(488)	$824
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(92)	$0	$0	$126	$123	$209	$0
Gains (losses) recognized on derivatives	207	0	0	(168)	(237)	(799)	(106)
Gains (losses) recognized on hedged items(1)	(299)	0	0	167	220	941	106
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(184)	$0	$0	$125	$106	$348	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$38	$919	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income recognized on cash flow hedges	$38	$919	$1	$0	$0	$0	$1

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,877	$24,074	$82	$(2,165)	$(232)	$(679)	$1,325
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(76)	$0	$0	$108	$125	$225	$0
Gains (losses) recognized on derivatives	(306)	0	0	204	176	950	126
Gains (losses) recognized on hedged items(1)	290	0	0	(203)	(212)	(904)	(125)
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(92)	$0	$0	$109	$89	$268	$1
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$25	$541	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	10	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$25	$541	$10	$0	$0	$0	$(1)

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,411	$25,862	$240	$(3,420)	$(523)	$(1,159)	$718
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(12)	$0	$0	$(108)	$(14)	$(6)	$0
Gains (losses) recognized on derivatives	(278)	0	0	263	45	704	(9)
Gains (losses) recognized on hedged items(1)	278	0	0	(258)	(123)	(801)	9
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net expense recognized on fair value hedges	$(12)	$0	$0	$(103)	$(92)	$(105)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized losses reclassified from AOCI into net income	$(8)	$(163)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	44	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$(8)	$(163)	$44	$0	$0	$0	$(1)
_________
(1)Includes amortization benefit of $39 million for the years ended December 31, 2021 and expense of $12 million and $171 million for the years ended December 31, 2020 and 2019 respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $163 million for the years ended December 31, 2021 and loss of $57 million, $341 million for the years ended December 31, 2020 and 2019 respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings net after-tax gains of $286 million recorded in AOCI as of December 31, 2021. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 6.2 years as of December 31, 2021. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years ended December 31, 2021, 2020 and 2019. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$32	$15	$48
Commodity contracts	28	32	17
Foreign exchange and other contracts(1)	7	8	13
Total customer accommodation	67	55	78
Other interest rate exposures	(5)	(8)	(16)
Other contracts	(12)	(4)	(10)
Total	$50	$43	$52
__________
(1)     Foreign exchange and other contracts include gains of $9 million, $8 million and $7 million on FX spot transactions for the years ended December 31, 2021, 2020 and 2019, respectively.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of December 31, 2021 and 2020.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2021	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2021	December 31, 2020
Series E(2)	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.550% through 5/31/2020; 3-mo. LIBOR + 380 bps thereafter	Semi-Annually through 5/31/2020; Quarterly thereafter	$1,000	0	$0	$988
Series G(3)	5.200% Non-Cumulative	July 29, 2016	December 1, 2021	5.200%	Quarterly	1,000	0	0	583
Series H(3)	6.000% Non-Cumulative	November 29, 2016	December 1, 2021	6.000	Quarterly	1,000	0	0	483
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000	Quarterly	1,000	1,500,000	1,462	1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	0
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	0
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	0
Total								$4,845	$4,847
__________
(1)Except for Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
(2)On September 1, 2021, we redeemed all outstanding shares of our preferred stock Series E.
(3)On December 1, 2021, we redeemed all outstanding shares of our preferred stock Series G and H.

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships, and foreign currency translation adjustments.
The following table includes the AOCI impacts from the adoption of the CECL standard and the changes in AOCI by component for the years ended December 31, 2021, 2020 and 2019.
Table 10.2: AOCI

	Year Ended December 31, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Securities Held to Maturity	Other	Total
AOCI as of December 31, 2018	$(439)	$(418)	$(177)	$(190)	$(39)	$(1,263)
Other comprehensive income before reclassifications	670	414	70	0	17	1,171
Amounts reclassified from AOCI into earnings	(20)	358	0	26	(4)	360
Other comprehensive income, net of tax	650	772	70	26	13	1,531
Transfer of securities held to maturity to available for sale, net of tax(3)	724	0	0	164	0	888
AOCI as of December 31, 2019	935	354	(107)	0	(26)	1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	0	(8)
Other comprehensive income before reclassifications	1,278	1,401	76	0	5	2,760
Amounts reclassified from AOCI into earnings	(19)	(393)	0	0	(2)	(414)
Other comprehensive income, net of tax	1,259	1,008	76	0	3	2,346
AOCI as of December 31, 2020	2,186	1,362	(31)	0	(23)	3,494
Other comprehensive income (loss) before reclassifications	(1,887)	(396)	10	0	7	(2,266)
Amounts reclassified from AOCI into earnings	(2)	(848)	0	0	(4)	(854)
Other comprehensive income (loss), net of tax	(1,889)	(1,244)	10	0	3	(3,120)
AOCI as of December 31, 2021	$297	$118	$(21)	$0	$(20)	$374
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $22 million, loss of $65 million and $49 million for the years ended December 31, 2021, 2020 and 2019 respectively, from hedging instruments designated as net investment hedges.
(3)On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale in consideration of changes to regulatory capital requirements under the Tailoring Rules.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2021	2020	2019
Securities available for sale:
	Non-interest income	$2	$25	$26
	Income tax provision	0	6	6
	Net income	2	19	20
Hedging relationships:
Interest rate contracts:	Interest income	957	566	(171)
Foreign exchange contracts:	Interest income	1	10	44
	Interest expense	(3)	(3)	(2)
	Non-interest income	163	(57)	(341)
	Income (loss) from continuing operations before income taxes	1,118	516	(470)
	Income tax provision (benefit)	270	123	(112)
	Net income (loss)	848	393	(358)
Securities held to maturity:(1)
	Interest income	0	0	(35)
	Income tax benefit	0	0	(9)
	Net income (loss)	0	0	(26)
Other:
	Non-interest income and non-interest expense	5	2	5
	Income tax provision	1	0	1
	Net income	4	2	4
Total reclassifications		$854	$414	$(360)
    __________
(1)On December 31, 2019, we transferred our entire portfolio of held to maturity securities to available for sale.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2021, 2020 and 2019.
Table 10.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2021			2020			2019
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(2,486)	$(597)	$(1,889)	$1,659	$400	$1,259	$855	$205	$650
Net unrealized gains (losses) on hedging relationships	(1,640)	(396)	(1,244)	1,329	321	1,008	1,016	244	772
Foreign currency translation adjustments(1)	17	7	10	56	(20)	76	54	(16)	70
Net changes in securities held to maturity	0	0	0	0	0	0	36	10	26
Other	4	1	3	4	1	3	17	4	13
Other comprehensive income (loss)	$(4,105)	$(985)	$(3,120)	$3,048	$702	$2,346	$1,978	$447	$1,531
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
The Company and the Banks are subject to the regulatory capital requirements established by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Act and other capital provisions. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations, which require the Federal Reserve, OCC and the Federal Deposit Insurance Corporation (collectively, the “Federal Banking Agencies”) to take prompt corrective action for banks that do not meet PCA capital requirements.
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
Following amendments to the Basel III Capital Rules in October 2019 by the Federal Banking Agencies to provide for tailored application of certain capital requirements across different categories of banking institutions (the “Tailoring Rules”), the Company, as a bank holding company (“BHC”) with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, is a Category III institution.
As a Category III institution, effective January 1, 2020, we are no longer subject to the Basel III Advanced Approaches framework and certain associated capital requirements, and we have elected to exclude certain elements of AOCI from our regulatory capital as permitted for a Category III institution. We remain subject to the countercyclical capital buffer requirement (which is currently set at 0%) and supplementary leverage ratio requirement of 3.0%.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
The Federal Banking Agencies adopted a final rule (the “CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the current expected credit loss (“CECL”) standard on their regulatory capital (the “CECL Transition Election”). We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
Pursuant to the CECL Transition Rule, a banking institution could elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies used a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions were permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. From January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact are being phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, we added back an aggregate amount of $2.4 billion, after taxes, to our regulatory capital pursuant to the CECL Transition Rule. The Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 13.1% as of December 31, 2021, and would have been 12.4% excluding the impact of the CECL Transition Rule (or "on a fully phased-in basis").
For additional information about the capital adequacy guidelines to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”
The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III Standardized Approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standard for each ratio as of December 31, 2021 and 2020.
Table 11.1: Capital Ratios Under Basel III(1)

	December 31, 2021				December 31, 2020
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$43,501	13.1%	4.5%	N/A	$40,736	13.7%	4.5%	N/A
Tier 1 capital(3)	48,346	14.5	6.0	6.0%	45,583	15.3	6.0	6.0%
Total capital(4)	56,089	16.9	8.0	10.0	52,788	17.7	8.0	10.0
Tier 1 leverage(5)	48,346	11.6	4.0	N/A	45,583	11.2	4.0	N/A
Supplementary leverage(6)(7)	48,346	9.9	3.0	N/A	45,583	10.7	3.0	N/A
COBNA:
Common equity Tier 1 capital(2)	17,392	16.5	4.5	6.5	19,924	21.5	4.5	6.5
Tier 1 capital(3)	17,392	16.5	6.0	8.0	19,924	21.5	6.0	8.0
Total capital(4)	19,047	18.0	8.0	10.0	21,708	23.4	8.0	10.0
Tier 1 leverage(5)	17,392	14.9	4.0	5.0	19,924	18.3	4.0	5.0
Supplementary leverage(6)	17,392	12.0	3.0	N/A	19,924	14.7	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	26,699	11.1	4.5	6.5	26,671	12.4	4.5	6.5
Tier 1 capital(3)	26,699	11.1	6.0	8.0	26,671	12.4	6.0	8.0
Total capital(4)	29,449	12.2	8.0	10.0	29,369	13.7	8.0	10.0
Tier 1 leverage(5)	26,699	7.4	4.0	5.0	26,671	7.6	4.0	5.0
Supplementary leverage(6)	26,699	6.6	3.0	N/A	26,671	6.9	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A”.
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
(7)The Company’s supplementary leverage ratio as of December 31, 2020 reflected the temporary exclusions of U.S Treasury securities and deposits with the Federal Reserve Banks from the denominator of the supplementary leverage ratio, pursuant to an interim final rule issued by the Federal Reserve. For more information, see “Part II—Item 7. Capital Management—Capital Standards and Prompt Corrective Action”.
We exceeded the minimum capital requirements and each of the Banks exceeded the minimum regulatory requirements and were well-capitalized under PCA requirements as of both December 31, 2021 and 2020.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our BHC. As of December 31, 2021, funds available for dividend payments from COBNA and CONA were $531 million and $447 million, respectively. Applicable

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019. Dividends and undistributed earnings allocated to participating securities represent the application of the “two-class” method as described in “Note 1—Summary of Significant Accounting Policies.”
Table 12.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2021	2020	2019
Income from continuing operations, net of tax	$12,394	$2,717	$5,533
Income (loss) from discontinued operations, net of tax	(4)	(3)	13
Net income	12,390	2,714	5,546
Dividends and undistributed earnings allocated to participating securities	(105)	(20)	(41)
Preferred stock dividends	(274)	(280)	(282)
Issuance cost for redeemed preferred stock	(46)	(39)	(31)
Net income available to common stockholders	$11,965	$2,375	$5,192

Total weighted-average basic common shares outstanding	442.5	457.8	467.6
Effect of dilutive securities:(1)
Stock options	0.7	0.6	1.3
Other contingently issuable shares	1.0	0.5	1.0
Total effect of dilutive securities	1.7	1.1	2.3
Total weighted-average diluted common shares outstanding	444.2	458.9	469.9
Basic earnings per common share:
Net income from continuing operations	$27.05	$5.20	$11.07
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03
Net income per basic common share	$27.04	$5.19	$11.10
Diluted earnings per common share:(1)
Net income from continuing operations	$26.95	$5.19	$11.02
Income (loss) from discontinued operations	(0.01)	(0.01)	0.03
Net income per diluted common share	$26.94	$5.18	$11.05
__________
(1)Excluded from the computation of diluted earnings per share were awards and stock options that would be anti-dilutive. These computations exclude awards of 26 thousand shares and 6 thousand shares for the years ended December 31, 2021 and 2020, respectively, as well as stock options of 523 thousand shares with an exercise price ranging from $63.73 to $86.34 and 69 thousand shares with an exercise price of $86.34 for the years ended December 31, 2020 and 2019, respectively. There were no anti-dilutive stock options for the years ended December 31, 2021 and no anti-dilutive awards of shares for the year ended December 31, 2019.

188	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2021, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 67 million common shares in various forms, primarily share-settled RSUs, performance share units (“PSUs”), and non-qualified stock options. Of this amount, approximately 17 million shares remain available for future issuance as of December 31, 2021. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2021, 2020 and 2019 resulted in cash payments to associates of $7 million, $12 million and $15 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2021.
Total stock-based compensation expense recognized during 2021, 2020 and 2019 was $331 million, $203 million and $239 million, respectively. The total income tax benefit for stock-based compensation recognized during 2021, 2020 and 2019 was $62 million, $43 million and $50 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. Related to the Purchase Plan, we recognized compensation expense of $33 million, $30 million and $25 million for 2021, 2020 and 2019, respectively. We also maintain a Dividend Reinvestment and Stock Purchase Plan, which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of 2021 activity for RSUs and PSUs.
Table 13.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2021	3,833	$86.14	1,761	$96.15
Granted(2)	2,123	127.37	873	112.51
Vested	(1,600)	90.69	(760)	98.74
Forfeited	(246)	105.83	(109)	101.02
Unvested as of December 31, 2021	4,110	$104.50	1,765	$102.84
_________
(1)Granted and vested include adjustments for achievement of specific performance goals for performance share units granted in prior periods.
(2)The weighted-average grant date fair value of RSUs was $92.04 and $83.29 in 2020 and 2019, respectively. The weighted-average grant date fair value of PSUs was $100.04 and $78.18 in 2020 and 2019, respectively.
The total fair value of RSUs that vested during 2021, 2020 and 2019 was $202 million, $140 million and $122 million, respectively. The total fair value of PSUs that vested was $94 million in 2021 and $82 million in both 2020 and 2019. As of December 31, 2021, the unrecognized compensation expense related to unvested RSUs is $247 million, which is expected to be amortized over a weighted-average period of approximately 1.9 years; and the unrecognized compensation related to unvested PSUs was $38 million, which is expected to be amortized over a weighted-average period of approximately one year.
Stock Options
Stock options have a maximum contractual term of 10 years. Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. Option vesting is determined at the time of grant and may be subject to the achievement of any applicable performance conditions. Options generally become exercisable over three years beginning on the first anniversary of the date of grant; however, some option grants cliff vest on or shortly after the first or third anniversary of the grant date.
The following table presents a summary of 2021 activity for stock options and the balance of stock options exercisable as of December 31, 2021.
Table 13.2: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,793	$63.91
Granted	0	0.00
Exercised	(918)	60.09
Forfeited	0	0.00
Expired	0	0.00
Outstanding and Exercisable as of December 31, 2021	875	$67.92	2.76 years	$67
There were no stock options granted in 2021, 2020 and 2019. The total intrinsic value of stock options exercised during 2021, 2020 and 2019 was $80 million, $65 million and $10 million, respectively.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. We contributed a total of $378 million, $350 million and $316 million to these plans during the years ended December 31, 2021, 2020 and 2019, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
We sponsor several frozen plans, including a qualified defined benefit pension plan, several non-qualified defined benefit pension plans, and a plan that provides other postretirement benefits, including medical and life insurance coverage. Our pension plans and the other postretirement benefit plan are valued using December 31 as the measurement date each year. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.

Table 14.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2021	2020	2021	2020
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$178	$165	$21	$27
Service cost	1	1	0	0
Interest cost	4	5	0	1
Benefits paid	(12)	(11)	(2)	(2)
Actuarial loss (gain)	(8)	18	(3)	(5)
Accumulated benefit obligation as of December 31,	$163	$178	$16	$21
Change in plan assets:
Fair value of plan assets as of January 1,	$274	$254	$6	$6
Actual return on plan assets	10	30	1	1
Employer contributions	1	1	1	1
Benefits paid	(12)	(11)	(2)	(2)
Fair value of plan assets as of December 31,	$273	$274	$6	$6
Over (under) funded status as of December 31,	$110	$96	$(10)	$(15)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2021	2020	2021	2020
Balance sheet presentation as of December 31,
Other assets	$121	$108	$0	$0
Other liabilities	(11)	(12)	(10)	(15)
Net amount recognized as of December 31,	$110	$96	$(10)	$(15)

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit gain for our defined benefit pension plans and other postretirement benefit plan totaled $12 million, $8 million, and $10 million in 2021, 2020 and 2019, respectively. We recognized a pre-tax gain of $4 million, $4 million and $18 million in other comprehensive income for our defined benefit pension plans and other postretirement benefit plan in 2021, 2020 and 2019, respectively.
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of net actuarial loss of $33 million and $40 million for our defined benefit pension plans as of December 31, 2021 and 2020, respectively, and net actuarial gain of $3 million and $6 million for our other postretirement benefit plan as of December 31, 2021 and 2020, respectively. There was no meaningful prior service cost recognized in AOCI.
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
As of December 31, 2021 and 2020, our plan assets totaled $279 million and $280 million, respectively. We invested substantially all our plan assets in common collective trusts, which primarily consist of domestic and international equity securities, government securities and corporate and municipal bonds. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2021 and 2020. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 16—Fair Value Measurement.”
Expected Future Benefit Payments
As of December 31, 2021, the benefits expected to be paid in the next ten years totaled $108 million for our defined pension benefit plans and $12 million for our other postretirement benefit plan, respectively.

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
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2021, 2020 and 2019.
Table 15.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Current income tax provision:
Federal taxes	$2,173	$1,676	$1,207
State taxes	485	370	301
International taxes	152	67	129
Total current provision	$2,810	$2,113	$1,637
Deferred income tax provision (benefit):
Federal taxes	$490	$(1,357)	$(222)
State taxes	91	(266)	(45)
International taxes	24	(4)	(29)
Total deferred provision (benefit)	605	(1,627)	(296)
Total income tax provision	$3,415	$486	$1,341
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $677 million, $293 million and $215 million in 2021, 2020 and 2019, respectively.
Total income tax provision does not reflect the tax effects of items that are included in AOCI, which include a tax benefit of $985 million in 2021 and tax provisions of $702 million and $727 million in 2020 and 2019, respectively. See “Note 10—Stockholders’ Equity” for additional information.

193	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2021, 2020 and 2019.
Table 15.2: Effective Income Tax Rate

	Year Ended December 31,
	2021	2020	2019
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1	3.5	3.1
Non-deductible expenses	0.4	3.2	1.6
Affordable housing, new markets and other tax credits	(2.3)	(11.4)	(5.2)
Tax-exempt interest and other nontaxable income	(0.3)	(1.7)	(0.8)
Changes in valuation allowance	0.4	2.3	(0.3)
Other, net	(0.7)	(1.7)	0.1
Effective income tax rate	21.6%	15.2%	19.5%
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020. The valuation allowance below represents the adjustment of our foreign tax credit carryforward, certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 15.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for credit losses	$2,657	$3,649
Rewards programs	825	711
Net operating loss and tax credit carryforwards	367	314
Lease liabilities	345	396
Compensation and employee benefits	337	306
Partnership investments	238	237
Other assets	359	418
Subtotal	5,128	6,031
Valuation allowance	(355)	(296)
Total deferred tax assets	4,773	5,735
Deferred tax liabilities:
Original issue discount	361	481
Right-of-use assets	284	342
Partnership investments	128	142
Mortgage servicing rights	88	73
Security and loan valuations(1)	49	805
Net unrealized gains on derivatives	32	387
Other liabilities	123	179
Total deferred tax liabilities	1,065	2,409
Net deferred tax assets	$3,708	$3,326
_________
(1)Amount includes the tax impact of our December 31, 2019 transfer of our entire portfolio of held to maturity securities to available for sale.

194	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our gross federal net operating loss carryforwards were $25 million and $36 million as of December 31, 2021 and 2020, respectively. These operating loss carryforwards were attributable to acquisitions and will expire from 2029 to 2037, though $20 million has no expiration. Under IRS rules, our ability to utilize these losses against future income is limited. The net tax values of our state net operating loss carryforwards were $258 million and $250 million as of December 31, 2021 and 2020, respectively, and they will expire from 2022 to 2040. Our foreign tax credit carryforwards were $91 million and $56 million as of December 31, 2021and 2020, respectively, and they will expire from 2028 to 2031.
Our valuation allowance increased by $59 million to $355 million as of December 31, 2021 compared to $296 million as of December 31, 2020. Of the total increase, $35 million is related to the current year increase in our foreign tax credit carryforwards that will not be realized prior to expiration. The remaining increase of $24 million is related to reducing state net operating losses and interest carryforwards to the amount we have determined is more likely than not to be realized.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $30 million tax benefit in 2021 and $16 million and $4 million of such expense in 2020 and 2019, respectively.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 15.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2019	$440	$35	$475
Additions for tax positions related to the current year	23	17	40
Additions for tax positions related to prior years	12	4	16
Reductions for tax positions related to prior years due to IRS and other settlements	(44)	(25)	(69)
Balance as of December 31, 2019	431	31	462
Additions for tax positions related to the current year	33	—	33
Additions for tax positions related to prior years	3	21	24
Reductions for tax positions related to prior years due to IRS and other settlements	(16)	(6)	(22)
Balance as of December 31, 2020	451	46	497
Additions for tax positions related to prior years	1	4	5
Reductions for tax positions related to prior years due to IRS and other settlements	(47)	(36)	(83)
Balance as of December 31, 2021	$405	$14	$419
Portion of balance at December 31, 2021 that, if recognized, would impact the effective income tax rate	$143	$10	$153
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2021, we continued to participate in the IRS Compliance Assurance Process (“CAP”) for our open federal income tax return years and have been accepted into CAP for 2022. During 2021, the IRS review of our 2017, 2018, 2019, and 2020 federal income tax returns was substantially completed, with no open issues remaining. The examination of these returns is expected to be closed in 2022. We expect that the IRS review of our 2021 federal income tax return will be substantially completed prior to its filing in 2022.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential changes to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2021, the Company had approximately $1.8 billion of unremitted earnings of subsidiaries operating outside the U.S. that upon repatriation would have no additional U.S. income taxes. In accordance with the guidance for accounting for income taxes in special areas, nearly all these earnings are considered by management to be invested indefinitely.

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, U.S. income taxes of $69 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of previous mergers and acquisitions, are subject to recapture in the unlikely event that CONA, as the successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

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
Investment Securities
We measure the fair value of our U.S. Treasury securities using quoted prices in active markets. For the majority of securities in other investment categories, we utilize multiple vendor pricing services to obtain fair value measurements. We use a waterfall of pricing vendors determined using our annual assessment of pricing service performance. A pricing service may be considered as the preferred or primary pricing provider depending on how closely aligned its prices are to other vendor prices, and how consistent the prices are with other available market information. The price of each security is confirmed by comparing such price to other vendor prices before it is finalized.
RMBS and CMBS are generally classified as Level 2 or 3. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by dealers, valuation from external pricing services, independent pricing models, or other model-based valuation techniques, for example, calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings and losses. Generally, the external pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class, and may also incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer inputs, credit spreads, forward curves and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the pricing models may apply available information through processes such as benchmarking curves, grouping securities based on their characteristics and using matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment assumptions.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2021 and 2020.
Table 16.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,442	$0	$0	—	$9,442
RMBS	0	73,358	258	—	73,616
CMBS	0	9,360	9	—	9,369
Other securities	206	2,628	0	—	2,834
Total securities available for sale	9,648	85,346	267	—	95,261
Loans held for sale	0	1,026	0	—	1,026
Other assets:
Derivative assets(2)	406	2,200	84	$(542)	2,148
Other(3)	526	6	41	—	573
Total assets	$10,580	$88,578	$392	$(542)	$99,008
Liabilities:
Other liabilities:
Derivative liabilities(2)	$838	$965	$65	$(544)	$1,324
Total liabilities	$838	$965	$65	$(544)	$1,324

	December 31, 2020
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,318	$0	$0	—	$9,318
RMBS	0	76,375	328	—	76,703
CMBS	0	11,624	111	—	11,735
Other securities	142	2,547	0	—	2,689
Total securities available for sale	9,460	90,546	439	—	100,445
Loans held for sale	0	596	0	—	596
Other assets:
Derivative assets(2)	268	3,006	141	$(1,148)	2,267
Other(3)	430	552	55	—	1,037
Total assets	$10,158	$94,700	$635	$(1,148)	$104,345
Liabilities:
Other liabilities:
Derivative liabilities(2)	$271	$1,137	$110	$(739)	$779
Total liabilities	$271	$1,137	$110	$(739)	$779
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $11 million and $31 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2021 and 2020, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.
(3)As of December 31, 2021 and 2020, other includes retained interests in securitizations of $41 million and $55 million, deferred compensation plan assets of $490 million and $414 million, and equity securities of $42 million (including unrealized loss of $36 million) and $568 million (including unrealized gain of $535 million), respectively.

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020 and 2019. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 16.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2021
Securities available for sale:(2)
RMBS	$328	$18	$5	$0	$0	$0	$(91)	$106	$(108)	$258	$15
CMBS	111	0	(2)	0	0	0	(7)	0	(93)	9	0
Total securities available for sale	439	18	3	0	0	0	(98)	106	(201)	267	15
Other assets:
Retained interests in securitizations	55	(14)	0	0	0	0	0	0	0	41	(14)
Net derivative assets (liabilities)(3)	31	(43)	0	0	0	68	(37)	6	(6)	19	(20)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2020
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(1)
(Dollars in millions)	Balance, January 1, 2020	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2020
Securities available for sale:(2)(4)
RMBS	$433	$22	$(19)	$0	$0	$0	$(72)	$206	$(242)	$328	$16
CMBS	13	(3)	(9)	0	0	0	(32)	371	(229)	111	0
Total securities available for sale	446	19	(28)	0	0	0	(104)	577	(471)	439	16
Other assets:
Retained interests in securitizations	66	(11)	0	0	0	0	0	0	0	55	(11)
Net derivative assets (liabilities)(3)	26	10	0	0	0	43	(37)	0	(11)	31	10

200	Capital One Financial Corporation (COF)

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
(2)Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2021 were $4 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2020 were $21 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2019 were $4 million.
(3)Includes derivative assets and liabilities of $84 million and $65 million, respectively, as of December 31, 2021 and $141 million and $110 million, respectively, as of December 31, 2020 and $77 million and $51 million, respectively, as of December 31, 2019.
(4)The fair value of RMBS as of January 1, 2020 includes a cumulative adjustment of $4 million from the adoption of the CECL standard.
Significant Level 3 Fair Value Asset and Liability Inputs
Generally, uncertainties in fair value measurements of financial instruments, such as changes in unobservable inputs, may have a significant impact on fair value. Certain of these unobservable inputs will, in isolation, have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. In general, an increase in the discount rate, default rates, loss severity or credit spreads, in isolation, would result in a decrease in the fair value measurement. In addition, an increase in default rates would generally be accompanied by a decrease in recovery rates, slower prepayment rates and an increase in liquidity spreads.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 16.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$258	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-21% 5-40% 1-11% 30-100%	3% 11% 2% 65%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	41	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	29-36 9-18% 2-8% 3-4% 72-151%	N/A
Net derivative assets (liabilities)	19	Discounted cash flows	Swap rates	1-2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2020	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$328	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-12% 8-15% 0-11% 30-100%	3% 10% 2% 73%
CMBS	111	Discounted cash flows (vendor pricing)	Yield	1-3%	2%
Other assets:
Retained interests in securitizations(2)	55	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	37-52 3-13% 2-12% 3-3% 55-70%	N/A
Net derivative assets (liabilities)	31	Discounted cash flows	Swap rates	1%	1%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or fair value accounting or when an impairment is identified). The following describes the valuation techniques used in estimating the fair value of our financial assets and liabilities recorded at fair value on a nonrecurring basis.

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Loans Held for Investment
Loans held for investment that are recorded at fair value on our consolidated balance sheets on a nonrecurring basis largely consist of impaired loans for which impairment is measured based upon the fair value of the underlying collateral. The fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated cost to sell. Due to the use of significant unobservable inputs, these loans are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.
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
Other Assets
Other assets subject to nonrecurring fair value measurements include equity investments accounted for under the measurement alternative, other repossessed assets and long-lived assets held for sale. The assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2021 and 2020, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 16.4: Nonrecurring Fair Value Measurements

	December 31, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$194	$194
Loans held for sale	118	0	118
Other assets(1)	0	325	325
Total	$118	$519	$637

	December 31, 2020
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$305	$305
Other assets(1)	0	175	175
Total	$0	$480	$480
__________
(1)As of December 31, 2021, other assets included equity method investments of $50 million, investments accounted for under measurement alternative of $29 million, repossessed assets of $40 million and long-lived assets held for sale of $206 million. As of December 31, 2020, other assets included equity investments accounted for under the measurement alternative of $25 million, repossessed assets of $42 million and long-lived assets held for sale of $108 million.

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 13%, and from 0% to 89%, with a weighted average of 14%, as of December 31, 2021 and 2020, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2021 and 2020.
Table 16.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2021	2020
Loans held for investment	$2	$198
Other assets(1)	(72)	(85)
Total	$(70)	$113
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2021 and 2020.
Table 16.6: Fair Value of Financial Instruments

	December 31, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,746	$21,746	$4,164	$17,582	$0
Restricted cash for securitization investors	308	308	308	0	0
Net loans held for investment	265,910	270,508	0	0	270,508
Loans held for sale	4,862	5,091	0	5,091	0
Interest receivable	1,460	1,460	0	1,460	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	17,923	18,062	0	18,062	0
Securitized debt obligations	14,994	15,122	0	15,122	0
Senior and subordinated notes	27,219	27,842	0	27,842	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	820	0	820	0
Interest payable	281	281	0	281	0

204	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,509	$40,509	$4,708	$35,801	$0
Restricted cash for securitization investors	262	262	262	0	0
Net loans held for investment	236,060	244,701	0	0	244,701
Loans held for sale	2,114	2,214	0	2,214	0
Interest receivable	1,471	1,471	0	1,471	0
Other investments(1)	1,341	1,341	0	1,341	0
Financial liabilities:
Deposits with defined maturities	32,746	33,111	0	33,111	0
Securitized debt obligations	12,414	12,584	0	12,584	0
Senior and subordinated notes	27,382	28,282	0	28,282	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	668	668	0	668	0
Interest payable	352	352	0	352	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a segment are included in the Other category.
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
•Goodwill and other intangible assets: Goodwill and other intangible assets that are not directly attributable to business segments are assigned to business segments based on the relative fair value of each segment. Intangible amortization is included in the results of the applicable segment.
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the years ended December 31, 2021, 2020 and 2019, selected balance sheet data as of December 31, 2021 and 2020, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

207	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 17.1: Segment Results and Reconciliation

	Year Ended December 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$14,074	$8,448	$2,153	$(504)	$24,171
Non-interest income (loss)	4,806	554	1,148	(244)	6,264
Total net revenue (loss)(2)	18,880	9,002	3,301	(748)	30,435
Benefit for credit losses	(902)	(521)	(519)	(2)	(1,944)
Non-interest expense	9,621	4,711	1,815	423	16,570
Income (loss) from continuing operations before income taxes	10,161	4,812	2,005	(1,169)	15,809
Income tax provision (benefit)	2,403	1,136	473	(597)	3,415
Income (loss) from continuing operations, net of tax	$7,758	$3,676	$1,532	$(572)	$12,394
Loans held for investment	$114,772	$77,646	$84,922	$0	$277,340
Deposits	0	256,407	44,809	9,764	310,980

	Year Ended December 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$13,776	$7,238	$2,048	$(149)	$22,913
Non-interest income	3,823	466	923	398	5,610
Total net revenue(2)	17,599	7,704	2,971	249	28,523
Provision for credit losses	7,327	1,753	1,181	3	10,264
Non-interest expense	8,491	4,159	1,706	700	15,056
Income (loss) from continuing operations before income taxes	1,781	1,792	84	(454)	3,203
Income tax provision (benefit)	420	425	19	(378)	486
Income (loss) from continuing operations, net of tax	$1,361	$1,367	$65	$(76)	$2,717
Loans held for investment	$106,956	$68,888	$75,780	$0	$251,624
Deposits	0	249,815	39,590	16,037	305,442

	Year Ended December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$14,461	$6,732	$1,983	$164	$23,340
Non-interest income (loss)	3,888	643	831	(109)	5,253
Total net revenue(2)	18,349	7,375	2,814	55	28,593
Provision for credit losses	4,992	938	306	0	6,236
Non-interest expense	9,271	4,091	1,699	422	15,483
Income (loss) from continuing operations before income taxes	4,086	2,346	809	(367)	6,874
Income tax provision (benefit)	959	547	188	(353)	1,341
Income (loss) from continuing operations, net of tax	$3,127	$1,799	$621	$(14)	$5,533
Loans held for investment	$128,236	$63,065	$74,508	$0	$265,809
Deposits	0	213,099	32,134	17,464	262,697
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $629 million and $1.1 billion for the years ended December 31, 2021 and 2020, respectively, for credit card finance charges and fees charged off as uncollectible and by $1.4 billion for the year ended December 31, 2019, for the estimated uncollectible amount of billed finance charges and fees and related losses.

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2021, 2020 and 2019.
Table 17.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Year Ended December 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,497	$267	$96	$0	$3,860
Service charges and other customer-related fees	0	171	287	(1)	457
Other	383	75	5	0	463
Total contract revenue	3,880	513	388	(1)	4,780
Revenue (reduction) from other sources	926	41	760	(243)	1,484
Total non-interest income (loss)	$4,806	$554	$1,148	$(244)	$6,264

	Year Ended December 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,747	$209	$63	$(2)	$3,017
Service charges and other customer-related fees	0	188	175	(1)	362
Other	315	39	4	0	358
Total contract revenue	3,062	436	242	(3)	3,737
Revenue from other sources	761	30	681	401	1,873
Total non-interest income	$3,823	$466	$923	$398	$5,610

	Year Ended December 31, 2019
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,925	$205	$55	$(6)	$3,179
Service charges and other customer-related fees	0	298	120	(1)	417
Other	120	101	3	0	224
Total contract revenue	3,045	604	178	(7)	3,820
Revenue (reduction) from other sources	843	39	653	(102)	1,433
Total non-interest income (loss)	$3,888	$643	$831	$(109)	$5,253

209	Capital One Financial Corporation (COF)

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
(2)Interchange fees are presented net of customer reward expenses of $6.4 billion for the year ended December 31, 2021 and $4.9 billion for both the years ended December 31, 2020 and 2019.

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2021 and 2020. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 18.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Credit card lines	$368,508	$349,594	N/A	N/A
Other loan commitments(1)	44,572	35,836	$125	$144
Standby letters of credit and commercial letters of credit(2)	1,419	1,302	24	32
Total unfunded lending commitments	$414,499	$386,732	$149	$176
__________
(1)Includes $3.9 billion and $1.8 billion of advised lines of credit as of December 31, 2021 and 2020, respectively.
(2)These financial guarantees have expiration dates that range from 2021 to 2023 as of December 31, 2021.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $90 million and $97 million as of December 31, 2021 and 2020, respectively.
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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2021 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 75 putative consumer class action cases (primarily in U.S. courts with cases also in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In the third quarter of 2020, the MDL court denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue. In the fourth quarter of 2021, the parties agreed to a settlement of the U.S. consumer

212	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
class action cases for $190 million, which was covered by the Company's legal reserve for this matter. The parties are in the process of seeking the required court approval of the class settlement.
Securities class action. The Company and certain officers have also been named as defendants in a putative class action pending in the MDL alleging violations of certain federal securities laws in connection with statements and alleged omissions in securities filings relating to our information security standards and practices. The complaint seeks certification of a class of all persons who purchased or otherwise acquired Capital One securities from July 23, 2015 to July 29, 2019, as well as unspecified monetary damages, costs and other relief. The Company’s motion to dismiss the case is pending.
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal regulators, relevant Canadian regulators, the Department of Justice, and the offices of approximately fourteen state Attorneys General. We have cooperated with these offices and responded to their inquiries.
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
Table 19.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Interest income	$151	$186	$442
Interest expense	392	510	798
Benefit for Credit Losses	(1)	0	0
Dividends from subsidiaries	13,970	3,003	3,276
Non-interest income (loss)	(26)	(127)	(21)
Non-interest expense	36	33	60
Income before income taxes and equity in undistributed earnings of subsidiaries	13,668	2,519	2,839
Income tax benefit	(82)	(93)	(138)
Equity in undistributed earnings of subsidiaries	(1,360)	102	2,569
Net income	12,390	2,714	5,546
Other comprehensive income (loss), net of tax	(3,120)	2,346	1,531
Comprehensive income	$9,270	$5,060	$7,077
Table 19.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$16,910	$12,976
Investments in subsidiaries	57,600	62,066
Loans to subsidiaries	7,849	5,924
Securities available for sale	513	622
Other assets	1,330	1,473
Total assets	$84,202	$83,061

Liabilities:
Senior and subordinated notes	$23,017	$22,037
Accrued expenses and other liabilities	156	820
Total liabilities	23,173	22,857
Total stockholders’ equity	61,029	60,204
Total liabilities and stockholders’ equity	$84,202	$83,061

214	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 19.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Operating activities:
Net income	$12,390	$2,714	$5,546
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	1,360	(102)	(2,569)
Other operating activities	(4,523)	1,217	216
Net cash from operating activities	9,227	3,829	3,193
Investing activities:
Changes in investments in subsidiaries	3,521	(217)	704
Proceeds from paydowns and maturities of securities available for sale	141	117	111
Changes in loans to subsidiaries	(1,925)	(2,019)	(1,302)
Net cash from investing activities	1,737	(2,119)	(487)
Financing activities:
Borrowings:
Issuance of senior and subordinated notes	4,487	1,991	2,646
Maturities and paydowns of senior and subordinated notes	(2,750)	(2,900)	(750)
Common stock:
Net proceeds from issuances	253	241	199
Dividends paid	(1,148)	(460)	(753)
Preferred stock:
Net proceeds from issuances	2,052	1,330	1,462
Dividends paid	(274)	(280)	(282)
Redemptions	(2,100)	(1,375)	(1,000)
Purchases of treasury stock	(7,605)	(393)	(1,481)
Proceeds from share-based payment activities	55	62	17
Net cash from financing activities	(7,030)	(1,784)	58
Changes in cash and cash equivalents	3,934	(74)	2,764
Cash and cash equivalents, beginning of the period	12,976	13,050	10,286
Cash and cash equivalents, end of the period	$16,910	$12,976	$13,050
Supplemental information:
Non-cash impact from the dissolution of wholly-owned subsidiary
Decrease in investment in subsidiaries	$0	$0	$1,508
Decrease in borrowings from subsidiaries	0	0	1,671

215	Capital One Financial Corporation (COF)

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

216	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2021 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

217	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2022 Annual Stockholder Meeting (“Proxy Statement”) under the heading “Corporate Governance at Capital One” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.
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

218	Capital One Financial Corporation (COF)

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

219	Capital One Financial Corporation (COF)

ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2021
Commission File No. 001-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (iv) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (v) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vi) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; (vii) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (viii) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (ix) the “2017 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018; (x) the “2018 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019; (xi) the “2019 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020; and (xii) the “2020 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021.

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

3.3.2
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J, dated January 30, 2020 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on January 31, 2020).

3.3.3
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K, dated September 16, 2020 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 17, 2020).

3.3.4
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L, dated May 3, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 4, 2021).

3.3.5
Certificate of Designations of Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on June 10, 2021).

3.3.6
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

4.1.3	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012).
4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1.1+	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).
10.1.2+	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).
10.1.3+	Fourth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1.4 of the 2017 Form 10-K).
10.1.4+	Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2019).
10.1.5+	Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 7, 2021).
10.2.1+
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.14 of the 2012 Form 10-K).

220	Capital One Financial Corporation (COF)

10.2.2+
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014 (incorporated by reference to Exhibit 10.2.15 of the 2013 Form 10-K).

10.2.3+
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

10.2.5+
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Third Amended and Restated 2004 Stock Incentive Plan on February 2, 2017 (incorporated by reference to Exhibit 10.2.19 of the 2016 Form 10-K).

10.2.6+
Form of Performance Unit Award Agreements granted to our executive officers under the Fourth Amended and Restated 2004 Stock Incentive Plan on January 31, 2019 (incorporated by reference to Exhibit 10.2.21 of the 2018 Form 10-K).

10.2.7+
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fourth Amended and Restated 2004 Stock Incentive Plan on January 31, 2019 (incorporated by reference to Exhibit 10.2.22 of the 2018 Form 10-K).

10.2.8+
Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.23 of the 2019 Form 10-K).

10.2.9+
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

10.2.12+
Form of Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.27 of the 2020 Form 10-K).

10.2.13+*	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Sixth Amended and Restated 2004 Stock Incentive Plan on February 3, 2022.
10.2.14+*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Sixth Amended and Restated 2004 Stock Incentive Plan on February 3, 2022.

10.2.15+*	Form of Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Sixth Amended and Restated 2004 Stock Incentive Plan on February 3, 2022.
10.3.1+	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).
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

10.5+	Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2011 Form 10-K).
10.6.1+	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).
10.6.2+	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).

221	Capital One Financial Corporation (COF)

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

21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-K.
**	Indicates a document being furnished with this Form 10-K. Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

222	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 25, 2022	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair and Chief Executive Officer	February 25, 2022
Richard D. Fairbank	(Principal Executive Officer)

/s/ ANDREW M. YOUNG	Chief Financial Officer	February 25, 2022
Andrew M. Young	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 25, 2022
Timothy P. Golden	(Principal Accounting Officer)

/s/ IME ARCHIBONG	Director	February 25, 2022
Ime Archibong

/s/ CHRISTINE DETRICK	Director	February 25, 2022
Christine Detrick

/s/ ANN FRITZ HACKETT	Director	February 25, 2022
Ann Fritz Hackett

/s/ PETER THOMAS KILLALEA	Director	February 25, 2022
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 25, 2022
C.P.A.J. (Eli) Leenaars

/s/ FRANÇOIS LOCOH-DONOU	Director	February 25, 2022
François Locoh-Donou

/s/ PETER E. RASKIND	Director	February 25, 2022
Peter E. Raskind

/s/ EILEEN SERRA	Director	February 25, 2022
Eileen Serra

/s/ MAYO A. SHATTUCK III	Director	February 25, 2022
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 25, 2022
Bradford H. Warner

/s/ CATHERINE G. WEST	Director	February 25, 2022
Catherine G. West

/s/ CRAIG WILLIAMS	Director	February 25, 2022
Craig Williams

223	Capital One Financial Corporation (COF)