Form 10-Q
period 2022-03-31
CAPITAL ONE FINANCIAL CORP
filed 2022-05-10
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 30, 2022, there were 393,050,656 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the Coronavirus Disease of 2019 (“COVID-19”) pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in Part I—Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K (“2021 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2022 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2021 Form 10-K.

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
As of March 31, 2022, our principal subsidiaries included:
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
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in the United Kingdom (“U.K.”) and Canada.

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
Business Developments
We regularly explore and evaluate opportunities to acquire financial services and products as well as financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire technology companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We may issue equity or debt to fund our acquisitions. In addition, we regularly consider the potential disposition or exit of certain assets, branches, partnership agreements or lines of business.
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
For the extent to which the COVID-19 pandemic impacted our financial results, refer to “Part I—Item 2. MD&A.” The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments that are still uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. For more information see “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2022 and 2021 and selected comparative balance sheet data as of March 31, 2022 and December 31, 2021. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2022	2021	Change
Income statement
Net interest income	$6,397	$5,822	10%
Non-interest income	1,776	1,291	38
Total net revenue	8,173	7,113	15
Provision (benefit) for credit losses	677	(823)	**
Non-interest expense:
Marketing	918	501	83
Operating expense	3,633	3,239	12
Total non-interest expense	4,551	3,740	22
Income from continuing operations before income taxes	2,945	4,196	(30)
Income tax provision	542	869	(38)
Income from continuing operations, net of tax	2,403	3,327	(28)
Loss from discontinued operations, net of tax	—	(2)	**
Net income	2,403	3,325	(28)
Dividends and undistributed earnings allocated to participating securities	(28)	(28)	—
Preferred stock dividends	(57)	(61)	(7)
Net income available to common stockholders	$2,318	$3,236	(28)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$5.65	$7.06	(20)%
Net income per basic common share	$5.65	$7.06	(20)
Diluted earnings per common share:
Net income from continuing operations	$5.62	$7.03	(20)%
Net income per basic common share	$5.62	$7.03	(20)
Weighted-average common shares outstanding (in millions):
Basic	410.4	458.6	(11)%
Diluted	412.2	460.1	(10)
Common shares outstanding (period-end, in millions)	399.0	456.8	(13)
Dividends declared and paid per common share	$0.60	$0.40	50
Tangible book value per common share (period-end)(1)	91.77	90.96	1

6	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2022	2021	Change
Balance sheet (average balances)
Loans held for investment	$275,342	$243,937	13%
Interest-earning assets	394,082	388,572	1
Total assets	430,372	421,808	2
Interest-bearing deposits	271,823	273,358	(1)
Total deposits	309,597	305,056	1
Borrowings	42,277	39,911	6
Common equity	54,591	55,775	(2)
Total stockholders’ equity	59,437	60,623	(2)
Selected performance metrics
Purchase volume	$133,662	$108,333	23%
Total net revenue margin(2)	8.30%	7.32%	98	bps
Net interest margin	6.49	5.99	50
Return on average assets(3)	2.23	3.16	(93)
Return on average tangible assets(4)	2.31	3.27	(96)
Return on average common equity(5)	16.98	23.22	(6)%
Return on average tangible common equity(6)	23.36	31.61	(8)
Equity-to-assets ratio(7)	13.81	14.37	(56)	bps
Non-interest expense as a percentage of average loans held for investment	6.61	6.13	48
Efficiency ratio(8)	55.68	52.58	310
Operating efficiency ratio(9)	44.45	45.54	(109)
Effective income tax rate from continuing operations	18.4	20.7	(230)
Net charge-offs	$767	$740	4%
Net charge-off rate	1.11%	1.21%	(10)	bps

(Dollars in millions, except as noted)	March 31, 2022	December 31, 2021	Change
Balance sheet (period-end)
Loans held for investment	$280,466	$277,340	1%
Interest-earning assets	398,241	397,341	—
Total assets	434,195	432,381	—
Interest-bearing deposits	275,648	272,937	1
Total deposits	313,429	310,980	1
Borrowings	45,358	43,086	5
Common equity	51,499	56,184	(8)
Total stockholders’ equity	56,345	61,029	(8)
Credit quality metrics
Allowance for credit losses	$11,308	$11,430	(1)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.03%	4.12%	(9)	bps
30+ day performing delinquency rate	2.08	2.25	(17)
30+ day delinquency rate	2.21	2.41	(20)
Capital ratios
Common equity Tier 1 capital(10)	12.7%	13.1%	(40)	bps
Tier 1 capital(10)	14.1	14.5	(40)
Total capital(10)	16.4	16.9	(50)
Tier 1 leverage(10)	11.3	11.6	(30)
Tangible common equity(11)	8.7	9.9	(120)
Supplementary leverage(10)	9.7	9.9	(20)
Other
Employees (period end, in thousands)	51.5	50.8	1%

7	Capital One Financial Corporation (COF)

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
(6)Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $2.4 billion ($5.62 per diluted common share) on total net revenue of $8.2 billion for the first quarter of 2022. In comparison, we reported net income of $3.3 billion ($7.03 per diluted common share) on total net revenue of $7.1 billion for the first quarter of 2021.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.7% and 13.1% as of March 31, 2022 and December 31, 2021, respectively. See “MD&A—Capital Management” for additional information.
In January 2022, our Board of Directors authorized the repurchase of up to $5 billion of shares of our common stock. We repurchased approximately $2.4 billion of shares of our common stock during the first quarter of 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5 billion of shares of our common stock beginning in the third quarter of 2022. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2022. These highlights are based on a comparison between the results of the first quarters of 2022 and 2021, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2022 compared to December 31, 2021. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $922 million to $2.4 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by:
◦Higher provision for credit losses due to a $1.4 billion larger allowance for credit loss release in the first quarter of 2021.
◦Higher non-interest expense primarily driven by increased marketing spend primarily in our Credit Card business as we continue to invest in marketing to generate growth in spending and new accounts.
◦Higher non-interest expense due to increased compensation and continued investment in technology.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher average loan balances and margins in our credit card loan portfolio.
◦Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume in Credit Card and a gain on the sale of partnership card loan portfolios.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $3.1 billion to $280.5 billion as of March 31, 2022 from December 31, 2021 primarily driven by growth in our auto and commercial loan portfolios.
◦Average loans held for investment increased by $31.4 billion to $275.3 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by growth in our commercial, credit card and auto loan portfolios.
•Net Charge-Off and Delinquency Metrics: Our net charge-off rate decreased by 10 basis points (“bps”) to 1.11% in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by higher average loans in our credit card loan portfolio.

9	Capital One Financial Corporation (COF)

Our 30+ day delinquency rate decreased by 20 basis points to 2.21% as of March 31, 2022 from December 31, 2021 primarily driven by seasonally lower auto delinquency inventories.
•Allowance for Credit Losses: Our allowance for credit losses was substantially flat at $11.3 billion as of March 31, 2022 compared to $11.4 billion as of December 31, 2021. Our allowance coverage ratio decreased by 9 basis points to 4.03% as of March 31, 2022 from December 31, 2021 primarily driven by growth in our auto and commercial loan portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2022 and 2021. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2022 and 2021 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(1)
Credit card	$114,171	$4,274	14.97%	$102,520	$3,713	14.49%
Consumer banking	78,805	1,411	7.16	69,234	1,413	8.16
Commercial banking(2)	86,046	571	2.65	74,921	516	2.76
Other(3)	—	111	**	—	212	**
Total loans, including loans held for sale	279,022	6,367	9.13	246,675	5,854	9.49
Investment securities	94,700	402	1.70	98,296	391	1.59
Cash equivalents and other interest-earning assets	20,360	15	0.29	43,601	16	0.15
Total interest-earning assets	394,082	6,784	6.89	388,572	6,261	6.45
Cash and due from banks	5,358			5,085
Allowance for credit losses	(11,427)			(15,548)
Premises and equipment, net	4,234			4,283
Other assets	38,125			39,416
Total assets	$430,372			$421,808
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$271,823	$218	0.32%	$273,358	$269	0.39%
Securitized debt obligations	13,740	29	0.84	12,240	32	1.05
Senior and subordinated notes	26,481	131	1.98	26,968	129	1.91
Other borrowings and liabilities	3,633	9	1.00	2,210	9	1.62
Total interest-bearing liabilities	315,677	387	0.49	314,776	439	0.56
Non-interest-bearing deposits	37,774			31,698
Other liabilities	17,484			14,711
Total liabilities	370,935			361,185
Stockholders’ equity	59,437			60,623
Total liabilities and stockholders’ equity	$430,372			$421,808
Net interest income/spread		$6,397	6.40		$5,822	5.89
Impact of non-interest-bearing funding			0.09			0.10
Net interest margin			6.49%			5.99%
__________
(1)Past due fees included in interest income totaled approximately $438 million and $310 million in the first quarters of 2022 and 2021, respectively.
(2)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $18 million and $19 million in the first quarters of 2022 and 2021, respectively, with corresponding reductions to the Other category.
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

11	Capital One Financial Corporation (COF)

**    Not meaningful.
Net interest income increased by $575 million to $6.4 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by higher average loan balances and margins in our credit card loan portfolio.
Net interest margin increased by 50 basis points to 6.49% in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by lower cash balances and higher average loan balances.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2022 vs. 2021
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$561	$433	$128
Consumer banking	(2)	171	(173)
Commercial banking(2)	55	74	(19)
Other(3)	(101)	—	(101)
Total loans, including loans held for sale	513	678	(165)
Investment securities	11	(14)	25
Cash equivalents and other interest-earning assets	(1)	(9)	8
Total interest income	523	655	(132)
Interest expense:
Interest-bearing deposits	(51)	(2)	(49)
Securitized debt obligations	(3)	3	(6)
Senior and subordinated notes	2	(2)	4
Other borrowings and liabilities	—	4	(4)
Total interest expense	(52)	3	(55)
Net interest income	$575	$652	$(77)
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

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2022 and 2021.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Interchange fees, net	$1,033	$817
Service charges and other customer-related fees	400	352
Other non-interest income:(1)
Mortgage banking revenue	68	60
Treasury and other investment income	(18)	(16)
Other	293	78
Total other non-interest income	343	122
Total non-interest income	$1,776	$1,291
________
(1)Includes losses of $25 million and gains of $19 million on deferred compensation plan investments in the first quarters of 2022 and 2021, respectively.
Non-interest income increased by $485 million to $1.8 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by higher net interchange fees due to an increase in purchase volume in Credit Card and a gain on the sale of partnership card loan portfolios.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $1.5 billion to $677 million in the first quarter of 2022 as our allowance for credit losses was substantially flat in the first quarter of 2022 compared to an allowance release in the first quarter of 2021.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K.

13	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2022 and 2021.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Salaries and associate benefits(1)	$2,026	$1,847
Occupancy and equipment	513	472
Marketing	918	501
Professional services	397	292
Communications and data processing	339	302
Amortization of intangibles	14	6
Other non-interest expense:
Bankcard, regulatory and other fee assessments	60	52
Collections	84	84
Other	200	184
Total other non-interest expense	344	320
Total non-interest expense	$4,551	$3,740
_________
(1)Includes a benefit of $25 million and expense of $19 million related to our deferred compensation plan obligations in the first quarters of 2022 and 2021, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $811 million to $4.6 billion in the first three months of 2022, primarily driven by increased marketing spend, increased compensation and continued investment in technology.
Income Taxes
We recorded an income tax provision of $542 million (18.4% effective income tax rate) and $869 million (20.7% effective income tax rate) in the first quarters of 2022 and 2021, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
The decrease in our effective income tax rate in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to higher tax credits relative to our income.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2021 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets remained substantially flat at $434.2 billion as of March 31, 2022 as increases in cash balances were offset by a decline in the fair value of our investment securities portfolio due to the increase in interest rates and net paydowns.
Total liabilities increased by $6.5 billion to $377.9 billion as of March 31, 2022 from December 31, 2021 primarily driven by net issuances of our short-term Federal Home Loan Banks (“FHLB”) advances and deposit growth.
Stockholders’ equity decreased by $4.7 billion to $56.3 billion as of March 31, 2022 from December 31, 2021 primarily due to common stock repurchase activity and a decrease in accumulated other comprehensive income primarily driven by a decline in the fair value of our investment securities portfolio due to the increase in interest rates, partially offset by our net income of $2.4 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2022. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet

14	Capital One Financial Corporation (COF)

management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both March 31, 2022 and December 31, 2021.
The fair value of our available for sale securities portfolio decreased by $6.2 billion to $89.1 billion as of March 31, 2022 from December 31, 2021, primarily driven by the increase in interest rates and net paydowns. See “Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of March 31, 2022 and December 31, 2021.
Table 6: Loans Held for Investment

	March 31, 2022			December 31, 2021
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$113,962	$8,280	$105,682	$114,772	$8,345	$106,427
Consumer Banking	80,330	1,902	78,428	77,646	1,918	75,728
Commercial Banking	86,174	1,126	85,048	84,922	1,167	83,755
Total	$280,466	$11,308	$269,158	$277,340	$11,430	$265,910
Loans held for investment increased by $3.1 billion to $280.5 billion as of March 31, 2022 from December 31, 2021 primarily driven by growth in our auto and commercial loan portfolios.
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

15	Capital One Financial Corporation (COF)

Table 7 provides the composition of our primary sources of funding as of March 31, 2022 and December 31, 2021.
Table 7: Funding Sources Composition

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$258,359	72%	$256,407	72%
Commercial Banking	45,232	12	44,809	13
Other(1)	9,838	3	9,764	3
Total deposits	313,429	87	310,980	88
Securitized debt obligations	13,740	4	14,994	4
Other debt	31,618	9	28,092	8
Total funding sources	$358,787	100%	$354,066	100%
__________
(1)Includes brokered deposits of $8.8 billion and $8.6 billion as of March 31, 2022 and December 31, 2021, respectively.
Total deposits increased by $2.4 billion to $313.4 billion as of March 31, 2022 from December 31, 2021 primarily driven by our national banking strategy.
Securitized debt obligations decreased by $1.3 billion to $13.7 billion as of March 31, 2022 from December 31, 2021 primarily driven by net maturities in our credit card securitization program.
Other debt increased by $3.5 billion to $31.6 billion as of March 31, 2022 from December 31, 2021 primarily driven by net issuances of our short-term FHLB advances.
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

16	Capital One Financial Corporation (COF)

directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired business. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2021 Form 10-K.
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
We summarize our business segment results for the first quarters of 2022 and 2021 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2022 compared to December 31, 2021. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the first quarters of 2022 and 2021.
Table 8: Business Segment Results

	Three Months Ended March 31,
	2022				2021
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$5,297	65%	$1,500	63%	$4,401	62%	$2,105	63%
Consumer Banking	2,218	27	650	27	2,171	30	902	27
Commercial Banking(3)	884	11	296	12	760	11	416	13
Other(3)	(226)	(3)	(43)	(2)	(219)	(3)	(96)	(3)
Total	$8,173	100%	$2,403	100%	$7,113	100%	$3,327	100%
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

17	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $1.5 billion and $2.1 billion in the first quarters of 2022 and 2021, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2022	2021	Change
Selected income statement data:
Net interest income	$3,839	$3,372	14%
Non-interest income	1,458	1,029	42
Total net revenue(1)	5,297	4,401	20
Provision (benefit) for credit losses	545	(492)	**
Non-interest expense	2,783	2,135	30
Income from continuing operations before income taxes	1,969	2,758	(29)
Income tax provision	469	653	(28)
Income from continuing operations, net of tax	$1,500	$2,105	(29)
Selected performance metrics:
Average loans held for investment	$111,480	$100,534	11
Average yield on loans(2)	14.97%	14.49%	48	bps
Total net revenue margin(3)	18.56	17.17	139
Net charge-offs	$607	$633	(4)%
Net charge-off rate	2.18%	2.52%	(34)	bps
Purchase volume	$133,662	$108,333	23%

(Dollars in millions, except as noted)	March 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$113,962	$114,772	(1)%
30+ day performing delinquency rate	2.38%	2.28%	10	bps
30+ day delinquency rate	2.39	2.29	10
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$8,280	$8,345	(1)%
Allowance coverage ratio	7.27%	7.27%	—
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Total net revenue was reduced by $192 million and $180 million in the first quarters of 2022 and 2021, respectively, for finance charges and fees charged-off as uncollectible.
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
**    Not meaningful.

18	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the first quarter of 2022 compared to the first quarter of 2021, and changes in financial condition and credit performance between March 31, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $467 million to $3.8 billion in the first quarter of 2022 primarily driven by higher average loan balances and higher margins.
•Non-Interest Income: Non-interest income increased by $429 million to $1.5 billion in the first quarter of 2022 primarily driven by higher net interchange fees due to an increase in purchase volume and the gain on sale of partnership card loan portfolios.
•Provision for Credit Losses: Provision for credit losses increased $1.0 billion to $545 million in the first quarter of 2022 as our allowance for credit losses was held substantially flat in the first quarter of 2022 compared to an allowance release in the first quarter of 2021.
•Non-Interest Expense: Non-interest expense increased by $648 million to $2.8 billion in the first quarter of 2022 primarily driven by increased marketing spend, as well as continued investment in infrastructure and technology.
Loans Held for Investment:
•Period-end loans held for investment decreased by $810 million to $114.0 billion as of March 31, 2022 from December 31, 2021 primarily due to expected seasonal paydowns, partly offset by continued strength in purchase volume.

•Average loans held for investment increased by $10.9 billion to $111.5 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by higher purchase volume, partially offset by higher customer payments and the transfer of a $2.6 billion international card partnership portfolio to held for sale in the second quarter of 2021.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 34 basis points to 2.18% in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by higher average loan balances.

•The 30+ day delinquency rate increased to 2.39% as of March 31, 2022 primarily driven by continued gradual credit normalization.

19	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.3 billion and $2.0 billion in the first quarters of 2022 and 2021, respectively. In the first quarters of 2022 and 2021, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2022	2021	Change
Selected income statement data:
Net interest income	$3,620	$3,095	17%
Non-interest income	1,248	959	30
Total net revenue(1)	4,868	4,054	20
Provision (benefit) for credit losses	559	(491)	**
Non-interest expense	2,564	1,923	33
Income from continuing operations before income taxes	1,745	2,622	(33)
Income tax provision	414	619	(33)
Income from continuing operations, net of tax	$1,331	$2,003	(34)
Selected performance metrics:
Average loans held for investment	$105,536	$92,594	14
Average yield on loans(2)	14.82%	14.34%	48	bps
Total net revenue margin(3)	18.28	17.15	113
Net charge-offs	$559	$587	(5)%
Net charge-off rate	2.12%	2.54%	(42)	bps
Purchase volume	$126,284	$99,960	26%

(Dollars in millions, except as noted)	March 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$107,987	$108,723	(1)%
30+ day performing delinquency rate	2.32%	2.22%	10	bps
Allowance for credit losses	$7,968	$7,968	—
Allowance coverage ratio	7.38%	7.33%	5	bps
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
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
**    Not meaningful.

20	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by:
•Higher provision for credit losses as our allowance for credit losses was held flat in the first quarter of 2022 compared to an allowance release in the first quarter of 2021.
•Higher non-interest expense in the first quarter of 2022 primarily driven by increased marketing spend as well as continued investment in infrastructure and technology.
These drivers were partially offset by:
•Higher net interest income in the first quarter of 2022 primarily driven by higher average loan balances and higher margins.
•Higher non-interest income in the first quarter of 2022 primarily driven by higher net interchange fees due to an increase in purchase volume.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $650 million and $902 million in the first quarters of 2022 and 2021, respectively.

21	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2022	2021	Change
Selected income statement data:
Net interest income	$2,113	$2,030	4%
Non-interest income	105	141	(26)
Total net revenue	2,218	2,171	2
Provision (benefit) for credit losses	130	(126)	**
Non-interest expense	1,236	1,117	11
Income from continuing operations before income taxes	852	1,180	(28)
Income tax provision	202	278	(27)
Income from continuing operations, net of tax	$650	$902	(28)
Selected performance metrics:
Average loans held for investment:
Auto	$76,892	$66,185	16
Retail banking	1,797	3,049	(41)
Total consumer banking	$78,689	$69,234	14
Average yield on loans held for investment(1)	7.17%	8.16%	(99)	bps
Average deposits	$255,265	$249,499	2%
Average deposits interest rate	0.29%	0.36%	(7)	bps
Net charge-offs	$146	$91	60%
Net charge-off rate	0.75%	0.52%	23	bps
Auto loan originations	$11,713	$8,833	33%

(Dollars in millions, except as noted)	March 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Auto	$78,604	$75,779	4%
Retail banking	1,726	1,867	(8)
Total consumer banking	$80,330	$77,646	3
30+ day performing delinquency rate	3.78%	4.26%	(48)	bps
30+ day delinquency rate	4.13	4.66	(53)
Nonperforming loan rate	0.46	0.50	(4)
Nonperforming asset rate(2)	0.52	0.56	(4)
Allowance for credit losses	$1,902	$1,918	(1)%
Allowance coverage ratio	2.37%	2.47%	(10)	bps
Deposits	$258,359	$256,407	1%
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

Key factors affecting the results of our Consumer Banking business for the first quarter of 2022 compared to the first quarter of 2021, and changes in financial condition and credit performance between March 31, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $83 million to $2.1 billion in the first quarter of 2022 primarily driven by growth in our auto loan portfolio as well as higher deposits in our Retail Banking business.
•Non-Interest Income: Non-interest income remained substantially flat at $105 million in the first quarter of 2022.
•Provision for Credit Losses: Provision for credit losses increased by $256 million to $130 million as our allowance for credit losses was held substantially flat in the first quarter of 2022 compared to an allowance release in the first quarter of 2021.
•Non-Interest Expense: Non-interest expense increased by $119 million to $1.2 billion in the first quarter of 2022 primarily driven by continued investment in technology and infrastructure, as well as growth in our auto loan portfolio.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.7 billion to $80.3 billion as of March 31, 2022 from December 31, 2021 primarily driven by growth in our auto loan portfolio due to higher originations.
•Average loans held for investment increased by $9.5 billion to $78.7 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by growth in our auto loan portfolio due to higher originations.
Deposits:
•Period-end deposits increased by $2.0 billion to $258.4 billion as of March 31, 2022 from December 31, 2021 primarily driven by our national banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 23 basis points to 0.75% in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by lower auto recoveries as favorable credit performance in recent quarters led to a decrease in recoverable balances.
•The 30+ day delinquency rate decreased by 53 basis points to 4.13% as of March 31, 2022 from December 31, 2021 primarily driven by seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $296 million and $416 million in the first quarters of 2022 and 2021, respectively.
Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

23	Capital One Financial Corporation (COF)

Table 11: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2022	2021	Change
Selected income statement data:
Net interest income	$607	$520	17%
Non-interest income	277	240	15
Total net revenue(1)	884	760	16
Provision (benefit) for credit losses(2)	8	(203)	**
Non-interest expense	488	419	16
Income from continuing operations before income taxes	388	544	(29)
Income tax provision	92	128	(28)
Income from continuing operations, net of tax	$296	$416	(29)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$34,671	$29,856	16
Commercial and industrial	50,502	44,313	14
Total commercial banking	$85,173	$74,169	15
Average yield on loans held for investment(1)(3)	2.66%	2.76%	(10)	bps
Average deposits	$45,008	$40,107	12%
Average deposits interest rate	0.12%	0.18%	(6)	bps
Net charge-offs	$14	$16	(13)%
Net charge-off rate	0.06%	0.09%	(3)	bps

(Dollars in millions, except as noted)	March 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$34,354	$35,262	(3)%
Commercial and industrial	51,820	49,660	4
Total commercial banking	$86,174	$84,922	1
Nonperforming loan rate	0.81%	0.82%	(1)	bps
Nonperforming asset rate(4)	0.81	0.82	(1)
Allowance for credit losses(2)	$1,126	$1,167	(4)%
Allowance coverage ratio	1.31%	1.37%	(6)	bps
Deposits	$45,232	$44,809	1%
Loans serviced for others	49,576	48,562	2
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $200 million and $165 million as of March 31, 2022 and December 31, 2021, respectively.
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
**    Not meaningful.
Key factors affecting the results of our Commercial Banking business for the first quarter of 2022 compared to the first quarter of 2021, and changes in financial condition and credit performance between March 31, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $87 million to $607 million in the first quarter of 2022 primarily

24	Capital One Financial Corporation (COF)

driven by higher average loan and deposit balances.
•Non-Interest Income: Non-interest income increased by $37 million to $277 million in the first quarter of 2022 driven by higher activity in our capital markets business.
•Provision for Credit Losses: Provision for credit losses increased by $211 million to $8 million in the first quarter of 2022 driven by a more modest allowance release in the first quarter of 2022 compared to the allowance release in the first quarter of 2021.
•Non-Interest Expense: Non-interest expense increased by $69 million to $488 million in the first quarter of 2022 primarily driven by continued investment in our growth strategies, infrastructure and technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $1.3 billion to $86.2 billion as of March 31, 2022 from December 31, 2021 primarily driven by growth in our commercial and industrial loan portfolio.
•Average loans held for investment increased by $11.0 billion to $85.2 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by growth across our loan portfolios.
Deposits:
•Period-end deposits increased by $423 million to $45.2 billion as of March 31, 2022 from December 31, 2021 primarily driven by elevated client liquidity.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate remained substantially flat at 0.06% in the first quarter of 2022.
•The nonperforming loan rate remained substantially flat at 0.81% as of March 31, 2022 compared to December 31, 2021.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

25	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Change
Selected income statement data:
Net interest loss	$(162)	$(100)	62%
Non-interest loss	(64)	(119)	(46)
Total net loss(1)	(226)	(219)	3
Benefit for credit losses	(6)	(2)	**
Non-interest expense	44	69	(36)
Loss from continuing operations before income taxes	(264)	(286)	(8)
Income tax benefit	(221)	(190)	16
Loss from continuing operations, net of tax	$(43)	$(96)	(55)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations decreased by $53 million to a loss of $43 million in the first quarter of 2022, primarily driven by the absence of a loss on our equity investment in Snowflake Inc. in the first quarter of 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our December 31, 2021 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

26	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2022

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Fair Value Hedging ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layering Method Issued March 2022	The amendments in this ASU establish the portfolio-layer method which provides flexibility to achieve fair value hedge accounting for multiple hedged layers within a single closed portfolio of financial assets.	This ASU is effective for fiscal years beginning on or after December 15, 2022 with early adoption permitted, using the retrospective, modified retrospective and prospective methods of adoption.

We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and are currently evaluating the timing of adoption.
TDR and Vintage Disclosures ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures Issued March 2022
The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings, while enhancing disclosure requirements for certain loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments also require public entities to disclose current-period gross charge offs by year of origination for loans held for investment.
This ASU is effective for fiscal years beginning on or after December 15, 2022 with early adoption permitted, using the prospective and modified retrospective methods of adoption.

We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and are currently evaluating the timing of adoption.

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
Capital Standards and Prompt Corrective Action
The Company and the Banks are subject to the regulatory capital requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions.
As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, the Company is a Category III institution.
The Banks, as subsidiaries of a Category III institution, are Category III banks. Moreover, the Banks, as insured depository institutions, are subject to prompt corrective action (“PCA”) capital regulations.
Basel III and United States Capital Rules
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must

27	Capital One Financial Corporation (COF)

maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer and countercyclical capital buffer requirements as described below.
As a Category III institution, we are not subject to the Basel III Advanced Approaches framework and certain associated capital requirements, and we have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and Federal Deposit Insurance Corporation (the “FDIC”), hereafter collectively referred to as the “Federal Banking Agencies”, set an earlier effective date.
The Company’s stress capital buffer requirement will be recalibrated every year based on the Company’s supervisory stress test results. In particular, the Company’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the Company’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the Company’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the Company’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
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
As of March 31, 2022 and December 31, 2021, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and each of the Company and the Banks were “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Banks are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of March 31, 2022, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.

28	Capital One Financial Corporation (COF)

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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we phased in 25% of this amount, or $599 million, on January 1, 2022, leaving $1.8 billion to be phased in over 2023-2025. As of March 31, 2022, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.7% and would have been 12.2% excluding the impact of the CECL Transition Rule (or "on a fully phased-in basis").
For the description of the regulatory capital rules to which we are subject, see “MD&A—Supervision and Regulation” of this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K.

29	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of March 31, 2022 and December 31, 2021.
Table 13: Capital Ratios Under Basel III(1)(2)

	March 31, 2022			December 31, 2021
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.7%	4.5%	N/A	13.1%	4.5%	N/A
Tier 1 capital(4)	14.1	6.0	6.0%	14.5	6.0	6.0%
Total capital(5)	16.4	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(6)	11.3	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(7)	9.7	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	17.4	4.5	6.5	16.5	4.5	6.5
Tier 1 capital(4)	17.4	6.0	8.0	16.5	6.0	8.0
Total capital(5)	18.7	8.0	10.0	18.0	8.0	10.0
Tier 1 leverage(6)	15.2	4.0	5.0	14.9	4.0	5.0
Supplementary leverage(7)	12.3	3.0	N/A	12.0	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	11.2	4.5	6.5	11.1	4.5	6.5
Tier 1 capital(4)	11.2	6.0	8.0	11.1	6.0	8.0
Total capital(5)	12.5	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage(6)	7.5	4.0	5.0	7.4	4.0	5.0
Supplementary leverage(7)	6.7	3.0	N/A	6.6	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of March 31, 2022 are preliminary and therefore subject to change until we file our March 31, 2022 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

30	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of March 31, 2022 and December 31, 2021.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2022	December 31, 2021
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$57,390	$58,206
Adjustments:
AOCI, net of tax(1)	(20)	(23)
Goodwill, net of related deferred tax liabilities	(14,559)	(14,562)
Other Intangible assets, net of related deferred tax liabilities	(94)	(108)
Other(2)	(16)	(12)
Common equity Tier 1 capital	42,701	43,501
Tier 1 capital instruments	4,846	4,845
Tier 1 capital	47,547	48,346
Tier 2 capital instruments	3,243	3,532
Qualifying allowance for credit losses	4,269	4,211
Tier 2 capital	7,512	7,743
Total capital	$55,059	$56,089

Regulatory Capital Metrics
Risk-weighted assets	$336,739	$332,673
Adjusted average assets	418,957	415,141
Total leverage exposure	491,684	486,405
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “MD&A—Capital Management—Basel III and United States Capital Rules” in this Report.
(2)Includes deferred tax assets deducted from regulatory capital.
Capital Planning and Regulatory Stress Testing
In January 2022, our Board of Directors authorized the repurchase of up to $5 billion of shares of our common stock. We repurchased approximately $2.4 billion of shares of our common stock during the first quarter of 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5 billion of shares of our common stock beginning in the third quarter of 2022.
On April 4, 2022, we submitted our capital plan to the Federal Reserve as part of the 2022 Comprehensive Capital Analysis and Review (“CCAR”) cycle. The stress testing results are expected to be released by the Federal Reserve by June 30, 2022. Our 2022 supervisory stress test result will determine the size of our stress capital buffer requirement for the period beginning from October 1, 2022 through September 30, 2023.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “MD&A—Supervision and Regulation” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K.

31	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first three months of 2022, we declared and paid common stock dividends of $253 million, or $0.60 per share, and preferred stock dividends of $57 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first quarter of 2022.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2022
					Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of March 31, 2022, there were $892 million of funds available for dividend payments from COBNA and no funds available for dividend payments from CONA. There can be no assurance that we will declare and pay any dividends to stockholders.
In January 2022, our Board of Directors authorized the repurchase of up to $5 billion of shares of our common stock. We repurchased approximately $2.4 billion of shares of our common stock during the first quarter of 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5 billion of shares of our common stock beginning in the third quarter of 2022.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2021 Form 10-K.

32	Capital One Financial Corporation (COF)

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
Our Framework consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

33	Capital One Financial Corporation (COF)

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2021 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “MD&A—Risk Management” in our 2021 Form 10-K.
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

34	Capital One Financial Corporation (COF)

Portfolio and Geographic Composition of Loans Held for Investment
We provide a variety of lending products. Our primary loan products include credit cards, auto loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2021 Form 10-K.
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $1.2 billion and $5.9 billion as of March 31, 2022 and December 31, 2021, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of March 31, 2022 and December 31, 2021.
Table 16: Portfolio Composition of Loans Held for Investment

	March 31, 2022		December 31, 2021
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$107,987	38.5%	$108,723	39.2%
International card businesses	5,975	2.1	6,049	2.2
Total credit card	113,962	40.6	114,772	41.4
Consumer Banking:
Auto	78,604	28.0	75,779	27.3
Retail banking(1)	1,726	0.6	1,867	0.7
Total consumer banking	80,330	28.6	77,646	28.0
Commercial Banking:(1)
Commercial and multifamily real estate	34,354	12.3	35,262	12.7
Commercial and industrial	51,820	18.5	49,660	17.9
Total commercial banking	86,174	30.8	84,922	30.6
Total loans held for investment	$280,466	100.0%	$277,340	100.0%
__________
(1)Includes Paycheck Protection Program (“PPP”) loans of $112 million and $53 million in our retail and commercial loan portfolios, respectively, as of March 31, 2022 and $232 million and $102 million as of December 31, 2021, respectively.

35	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of March 31, 2022 and December 31, 2021.
Table 17: Credit Card Portfolio by Geographic Region

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,159	9.8%	$11,096	9.7%
Texas	9,099	8.0	9,100	7.9
Florida	7,760	6.8	7,738	6.7
New York	6,956	6.1	6,972	6.1
Pennsylvania	4,491	3.9	4,568	4.0
Illinois	4,397	3.9	4,478	3.9
Ohio	3,848	3.4	3,949	3.4
New Jersey	3,499	3.1	3,520	3.1
Georgia	3,392	3.0	3,397	3.0
Michigan	3,248	2.9	3,306	2.9
Other	50,138	43.9	50,599	44.0
Total domestic credit card	107,987	94.8	108,723	94.7
International card businesses:
United Kingdom	2,994	2.6	3,034	2.7
Canada	2,981	2.6	3,015	2.6
Total international card businesses	5,975	5.2	6,049	5.3
Total credit card	$113,962	100.0%	$114,772	100.0%

36	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and Café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of March 31, 2022 and December 31, 2021.
Table 18: Consumer Banking Portfolio by Geographic Region

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,631	12.0%	$9,292	12.0%
California	9,602	12.0	9,127	11.8
Florida	6,706	8.3	6,443	8.3
Georgia	3,352	4.2	3,283	4.2
Pennsylvania	3,281	4.1	3,139	4.0
Ohio	3,131	3.9	3,053	3.9
Illinois	3,035	3.8	2,899	3.7
New York	2,619	3.3	2,536	3.3
Other	37,247	46.3	36,007	46.4
Total auto	78,604	97.9	75,779	97.6
Retail banking:
New York	547	0.7	613	0.8
Texas	363	0.4	383	0.5
Louisiana	326	0.4	363	0.4
New Jersey	143	0.2	149	0.2
Maryland	105	0.1	118	0.2
Virginia	82	0.1	93	0.1
Other	160	0.2	148	0.2
Total retail banking	1,726	2.1	1,867	2.4
Total consumer banking	$80,330	100.0%	$77,646	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio of March 31, 2022 and December 31, 2021.
Table 19: Commercial Real Estate Portfolio by Region

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$14,739	42.9%	$16,025	45.4%
South	5,465	15.9	6,210	17.6
Pacific West	6,333	18.4	5,556	15.8
Mid-Atlantic	3,424	10.0	3,105	8.8
Midwest	2,478	7.2	2,863	8.1
Mountain	1,915	5.6	1,503	4.3
Total	$34,354	100.0%	$35,262	100.0%
__________
(1)Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of CT, MA, ME, NH, NJ, NY, PA, RI and VT. South consists of AL, AR, FL, GA, KY, LA, MS, NC, OK, SC, TN and TX. Pacific

37	Capital One Financial Corporation (COF)

West consists of: AK, CA, HI, OR and WA. Mid-Atlantic consists of DC, DE, MD, VA and WV. Midwest consists of: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD and WI. Mountain consists of: AZ, CO, ID, MT, NM, NV, UT and WY.
Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2022 and December 31, 2021. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2022	December 31, 2021
Industry Classification:
Real estate	34%	35%
Finance	25	25
Healthcare	9	9
Business services	6	6
Educational services	4	4
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	2
Other	10	9
Total	100%	100%

38	Capital One Financial Corporation (COF)

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2022 and December 31, 2021.
Table 21: Credit Score Distribution

(Percentage of portfolio)	March 31, 2022	December 31, 2021
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	70%	71%
660 or below	30	29
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	51%	50%
621 - 660	20	20
620 or below	29	30
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 3—Loans” for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDR”) for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”

39	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2022 and December 31, 2021.
Table 22: 30+ Day Delinquencies

	March 31, 2022				December 31, 2021
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,503	2.32%	$2,503	2.32%	$2,411	2.22%	$2,411	2.22%
International card businesses	214	3.58	219	3.67	207	3.42	213	3.51
Total credit card	2,717	2.38	2,722	2.39	2,618	2.28	2,624	2.29
Consumer Banking:
Auto	3,027	3.85	3,285	4.18	3,271	4.32	3,558	4.69
Retail banking	13	0.74	34	1.96	36	1.92	60	3.20
Total consumer banking	3,040	3.78	3,319	4.13	3,307	4.26	3,618	4.66
Commercial Banking:
Commercial and multifamily real estate	51	0.15	82	0.24	108	0.31	162	0.46
Commercial and industrial	23	0.05	74	0.14	211	0.43	281	0.57
Total commercial banking	74	0.09	156	0.18	319	0.38	443	0.52
Total	$5,831	2.08	$6,197	2.21	$6,244	2.25	$6,685	2.41
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans, by aging and geography, as of March 31, 2022 and December 31, 2021.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,152	1.13%	$3,501	1.26%
60 – 89 days	1,442	0.51	1,656	0.60
> 90 days	1,603	0.57	1,528	0.55
Total	$6,197	2.21%	$6,685	2.41%
Geographic region:
Domestic	$5,978	2.13%	$6,472	2.33%
International	219	0.08	213	0.08
Total	$6,197	2.21%	$6,685	2.41%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

40	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent as to interest or principal, and still accruing interest as of March 31, 2022 and December 31, 2021. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,282	1.13%	$1,192	1.04%
Commercial banking	12	0.01	3	—
Total	$1,294	0.46	$1,195	0.43
Geographic region:
Domestic	$1,203	0.44	$1,113	0.41
International	91	1.53	82	1.36
Total	$1,294	0.46	$1,195	0.43
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. Nonperforming loans include loans that have been placed on nonaccrual status. See “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2022 and December 31, 2021. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$8	0.14%	$10	0.16%
Total credit card	8	0.01	10	0.01
Consumer Banking:
Auto	325	0.41	344	0.45
Retail banking	45	2.63	47	2.51
Total consumer banking	370	0.46	391	0.50
Commercial Banking:
Commercial and multifamily real estate	335	0.98	383	1.09
Commercial and industrial	360	0.69	316	0.64
Total commercial banking	695	0.81	699	0.82
Total nonperforming loans held for investment(3)	1,073	0.38	1,100	0.40
Other nonperforming assets(4)	47	0.02	41	0.01
Total nonperforming assets	$1,120	0.40	$1,141	0.41
__________
(1)We recognized interest income of $1 million for loans classified as nonperforming in both the first quarters of 2022 and 2021. Interest income foregone related to nonperforming loans was $21 million and $16 million in the first quarters of 2022 and 2021, respectively. Foregone interest income represents

41	Capital One Financial Corporation (COF)

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
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.62% and 0.65% as of March 31, 2022 and December 31, 2021, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2021 form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2022 and 2021.
Table 26: Net Charge-Offs

	Three Months Ended March 31,
	2022		2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$559	2.12%	$587	2.54%
International card businesses	48	3.20	46	2.30
Total credit card	607	2.18	633	2.52
Consumer Banking:
Auto	127	0.66	78	0.47
Retail banking	19	4.31	13	1.68
Total consumer banking	146	0.75	91	0.52
Commercial Banking:
Commercial and multifamily real estate	—	—	4	0.06
Commercial and industrial	14	0.11	12	0.11
Total commercial banking	14	0.06	16	0.09
Total net charge-offs	$767	1.11	$740	1.21
Average loans held for investment	$275,342		$243,937
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

42	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
We consider the impact of all loan modifications, whether or not that modification is classified as a TDR, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.
In our Credit Card business, the majority of our credit card loans modified as TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The effective interest rate on the loan immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, generally resulting in any loan outstanding reflected in the appropriate delinquency category and charged off in accordance with our standard charge-off policy.
In our Consumer Banking business, the majority of our loans modified as TDRs receive an extension, an interest rate reduction or principal reduction, or a combination of these modifications. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost.
In our Commercial Banking business, the majority of loans modified as TDRs receive an extension, with a portion of these loans receiving an interest rate reduction or a gross balance reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value.
As part of our response to the COVID-19 pandemic, we offered programs to accommodate customer hardship across our lines of business in the first quarter of 2020. Our COVID-19 programs were designed to be short-term accommodations so that we could provide our customers with prompt relief. Also in response to the COVID-19 pandemic, additional guidance was issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided banking organizations with TDR relief for loan modifications to certain qualifying borrowers impacted by the COVID-19 pandemic.
While the majority of enrollments in our COVID-19 programs were short-term and would generally not have resulted in TDR classification under our existing policies, some of these modification would have been designated as TDRs without the relief provided by the additional guidance issued by the Federal Banking Agencies and contained in the CARES Act. Therefore, the expiry of the guidance in the CARES Act on January 1, 2022, along with our concurrent cessation in applying the additional guidance issued by the Federal Banking Agencies, drove an increase in reported TDRs for the three months ending March 31, 2022 as seen in the table below.

43	Capital One Financial Corporation (COF)

Table 27 presents our amortized cost of loans modified in TDR as of March 31, 2022 and December 31, 2021, which excludes loan modifications that do not meet the definition of a TDR.
Table 27: Troubled Debt Restructurings

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$389	20.8%	$390	23.8%
International card businesses	174	9.3	177	10.8
Total credit card	563	30.1	567	34.6
Consumer banking:
Auto	740	39.5	603	36.7
Retail banking	13	0.7	13	0.8
Total consumer banking	753	40.2	616	37.5
Commercial banking	557	29.7	457	27.9
Total	$1,873	100.0%	$1,640	100.0%
Status of TDR:
Performing	$1,518	81.0%	$1,282	78.2%
Nonperforming	355	19.0	358	21.8
Total	$1,873	100.0%	$1,640	100.0%
We provide additional information on modified loans accounted for as TDR, including the performance of those loans subsequent to modification, in “Note 3—Loans.” Recently issued accounting standards eliminate the accounting guidance for TDRs effective for fiscal years beginning on or after December 15, 2022, see “MD&A—Accounting Changes and Developments” for additional information on accounting standards issued but not yet adopted.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K.
Table 28 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2022 and 2021, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

44	Capital One Financial Corporation (COF)

Table 28: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(867)	(88)	(955)	(326)	(23)	(349)	(17)	(1,321)
Recoveries(1)	308	40	348	199	4	203	3	554
Net charge-offs	(559)	(48)	(607)	(127)	(19)	(146)	(14)	(767)
Provision (benefit) for credit losses	559	(14)	545	127	3	130	(27)	648
Allowance build (release) for credit losses	—	(62)	(62)	—	(16)	(16)	(41)	(119)
Other changes(2)	—	(3)	(3)	—	—	—	—	(3)
Balance as of March 31, 2022	7,968	312	8,280	1,852	50	1,902	1,126	11,308
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	35	35
Balance as of March 31, 2022	—	—	—	—	—	—	200	200
Combined allowance and reserve as of March 31, 2022	$7,968	$312	$8,280	$1,852	$50	$1,902	$1,326	$11,508

	Three Months Ended March 31, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(904)	(89)	(993)	(324)	(18)	(342)	(19)	(1,354)
Recoveries(1)	317	43	360	246	5	251	3	614
Net charge-offs	(587)	(46)	(633)	(78)	(13)	(91)	(16)	(740)
Provision (benefit) for credit losses	(491)	(1)	(492)	(132)	6	(126)	(195)	(813)
Allowance build (release) for credit losses	(1,078)	(47)	(1,125)	(210)	(7)	(217)	(211)	(1,553)
Other changes(2)	—	6	6	—	—	—	—	6
Balance as of March 31, 2021	9,572	500	10,072	2,405	93	2,498	1,447	14,017
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(8)	(8)
Balance as of March 31, 2021	—	—	—	—	—	—	187	187
Combined allowance and reserve as of March 31, 2021	$9,572	$500	$10,072	$2,405	$93	$2,498	$1,634	$14,204
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

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 29 presents the allowance coverage ratios as of March 31, 2022 and December 31, 2021.
Table 29: Allowance Coverage Ratios for Specified Loan Category

	March 31, 2022			December 31, 2021
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$8,280	$2,722	304.15%	$8,345	$2,624	318.08%
Consumer Banking	1,902	3,319	57.30	1,918	3,618	53.01
Commercial Banking	1,126	695	161.98	1,167	699	166.93
Total	$11,308	280,466	4.03	$11,430	277,340	4.12
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses was substantially flat at $11.3 billion as of March 31, 2022 compared to December 31, 2021 and our allowance coverage ratio decreased by 9 basis points to 4.03% as of March 31, 2022 from December 31, 2021, driven by growth in our auto and commercial loan portfolios.

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
Table 30 below presents the composition of our liquidity reserves as of March 31, 2022 and December 31, 2021.
Table 30: Liquidity Reserves

(Dollars in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$26,804	$21,746
Investment securities available for sale, at fair value	89,076	95,261
FHLB borrowing capacity secured by loans	7,077	7,109
Outstanding FHLB advances and letters of credit secured by loans	(4,053)	(8)
Investment securities encumbered for Public Funds and other uses	(8,359)	(7,874)
Total liquidity reserves	$110,545	$116,234
Our liquidity reserves decreased by $5.7 billion to $110.5 billion as of March 31, 2022 from December 31, 2021 as an increase in cash balances was more than offset by declines in the fair value of our investment securities and an increase in outstanding FHLB advances. See “MD&A—Risk Management” in our 2021 Form 10-K for additional information on our management of liquidity risk.

46	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2022 was 140%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K for additional information.
Net Stable Funding Ratio
In October 2020, the Federal Banking Agencies finalized a rule to implement the net stable funding ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR Rule became effective on July 1, 2021 and applies to the Company and each of the Banks. The NSFR Rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023. The Company and the Banks exceeded the NSFR Rule requirement as of March 31, 2022.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration that allows us to periodically offer and sell up to $30 billion of securitized debt obligations from our credit card loan securitization trust and, effective as of April 18, 2022, a shelf registration that allows us to periodically offer and sell up to $25 billion of securitized debt obligations from our auto loan securitization trusts, which represents a $5 billion increase from the previous shelf registration. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of March 31, 2022, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $18.6 billion, of which $4.1 billion was used. Our FHLB membership is supported by our investment in FHLB stock of $180 million and $32 million as of March 31, 2022 and December 31, 2021, respectively, which was determined in part based on our outstanding advances. As of March 31, 2022, we pledged loans to secure a borrowing capacity of $22.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both March 31, 2022 and December 31, 2021.

47	Capital One Financial Corporation (COF)

Deposits
Table 31 provides a comparison of average balances, interest expense and average deposits interest rates for the three months ended March 31, 2022 and 2021.
Table 31: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$49,405	$20	0.16%	$42,115	$19	0.18%
Saving deposits(2)	205,251	154	0.31	201,674	160	0.32
Time deposits	17,167	44	1.04	29,569	90	1.25
Total interest-bearing deposits	$271,823	$218	0.32	$273,358	$269	0.39
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of March 31, 2022 and December 31, 2021, respectively. See “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, increased by $3.8 billion to $4.6 billion as of March 31, 2022 from December 31, 2021.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $1.5 billion to $40.8 billion as of March 31, 2022 from December 31, 2021 primarily driven by net maturities in our credit card securitization program. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”

48	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the three months ended March 31, 2022 and 2021.
Table 32: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
Securitized debt obligations	$2,250	$—	$3,198	$271
Senior and subordinated notes	3,050	—	2,357	1,500
Total	$5,300	$—	$5,555	$1,771
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 33 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2022 and December 31, 2021.
Table 33: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2022			December 31, 2021
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A	A	A-	A	A
As of April 22, 2022, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.
Other Commitments
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. Our operating leases expire at various dates through 2071 and certain of these leases also have extension or termination options. As of March 31, 2022 and December 31, 2021, we had $1.6 billion and $1.7 billion, respectively, in aggregate operating lease liabilities. We provide more information on our lease activity in “Note 7—Premises, Equipment and Leases” in our 2021 Form 10-K.
We have purchase obligations that represents substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of March 31, 2022 and December 31, 2021, we had $1.0 billion and $1.5 billion, respectively, in aggregate purchase obligation liabilities.
As of March 31, 2022 and December 31, 2021, our total unfunded lending commitments was $400.5 billion and $414.5 billion, respectively, primarily consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information refer to “Note 13—Commitments, Contingencies, Guarantees and Others” in this Report.

49	Capital One Financial Corporation (COF)

We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves, which are discussed in more detail in “Note 5—Variable Interest Entities and Securitizations” and “Note 13—Commitments, Contingencies, Guarantees and Others” in this Report and “Note 14—Employee Benefit Plans” in our 2021 Form 10-K.

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 34 below. At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. Our current sensitivity to upward shocks has decreased as compared to December 31, 2021, mainly due to the increase in market interest rates.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 34 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in all interest rate scenarios. Our current economic value of equity sensitivity to upward shocks in an extreme interest rate scenario (+200 bps) became more negative as compared to December 31, 2021 mainly due to the increase in long-term interest rates.
Table 34 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of March 31, 2022 and December 31, 2021. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.

51	Capital One Financial Corporation (COF)

Table 34: Interest Rate Sensitivity Analysis

	March 31, 2022	December 31, 2021
Estimated impact on projected baseline net interest income:
+200 basis points	1.3%	3.4%
+100 basis points	1.1	2.5
+50 basis points	0.6	1.5
–50 basis points	(0.7)	(1.8)
Estimated impact on economic value of equity:
+200 basis points	(5.1)	(0.7)
+100 basis points	(0.8)	1.9
+50 basis points	(0.2)	1.4
–50 basis points	(0.5)	(2.6)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 545 million GBP and 520 million GBP as of March 31, 2022 and December 31, 2021, respectively, and 3.0 billion CAD and 5.0 billion CAD as of March 31, 2022 and December 31, 2021, respectively. Our EUR-denominated borrowings outstanding were 1.2 billion EUR as of both March 31, 2022 and December 31, 2021.

52	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.8 billion GBP as of both March 31, 2022 and December 31, 2021, and 2.1 billion CAD and 1.9 billion CAD as of March 31, 2022 and December 31, 2021, respectively.
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
On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (overnight; 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. The continuation of USD LIBOR as a representative rate into mid-2023 will allow many legacy USD LIBOR contracts to mature prior to cessation. Following IBA’s announcement, the FCA formally announced the future permanent cessation and loss of representativeness of LIBOR benchmarks. The Federal Banking Agencies issued further guidance that banking organizations should cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Consistent with the Federal Banking Agencies’ guidance, we ceased entering into new contracts referencing USD LIBOR as a reference rate as of January 1, 2022, subject to certain permissible exceptions.

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

Our LIBOR transition effort is focused on proactively transitioning exposures to an alternative rate or incorporating transition language (“fallback language”) to provide a contractual mechanism for transitioning upon the LIBOR cessation. Our fallback language aligns with the language recommended by the Alternative Reference Rates Committee (“ARRC”) in our existing lending contracts and the International Swaps and Derivatives Association (“ISDA”) in our derivative contracts and agreements to the greatest extent possible.
We continue to focus our LIBOR transition efforts on:
•monitoring established controls to prevent the origination of LIBOR indexed instruments
•working with impacted customers and counterparties to remediate remaining LIBOR contracts
•engaging with our clients, industry working groups, and regulators

53	Capital One Financial Corporation (COF)

•assessing the remediation offered by recently enacted federal legislation. The legislation provides clarity on a replacement benchmark rate for certain contracts if a practicable interest rate fallback method has not been established.
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

To track transition status, instruments are categorized based on whether they have fallback language (which may or may not adhere to the ISDA and ARRC standards), have no fallback language or have not yet been assessed for fallback language. Instruments with no fallback language or those not yet assessed represent a higher risk for not transitioning from LIBOR by June 30, 2023. The majority of the instruments maturing after June 30, 2023 are derivatives and commercial loans, which are summarized in the table below. Of these instruments, the majority contain fallback language which adheres to the ISDA and ARRC standards. We will continue to focus on reducing our LIBOR exposures through our transition efforts, normal operations and customer interactions.

Table 35: LIBOR Exposures on Derivatives and Commercial Loans

(Dollars in millions)	March 31, 2022
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Commercial loans	$81,470	$61,383	$1,841
Derivatives	91,984	59,433	14,142
Total	$173,454	$120,816	$15,983

(Dollars in millions)	December 31, 2021
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Commercial loans	$101,488	$71,874	$2,047
Derivatives	103,562	64,605	14,536
Total	$205,050	$136,479	$16,583
_________
(1)Commercial loan balances represent maximum potential exposures and derivatives represent notional exposure.
These transition efforts have been implemented to remediate our remaining LIBOR contracts by June 30, 2023.
For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—The transition away from LIBOR may adversely affect our business” in our 2021 Form 10-K.

SUPERVISION AND REGULATION
Broker-Dealer and Investment Advisory Activities Update
Capital One Investing, Inc. (formerly known as United Income, Inc.), a subsidiary of Capital One and an SEC-registered investment adviser (“Capital One Investing”), completed the sale of substantially all of its client relationships to a third-party purchaser. Capital One Investing will resign as investment adviser for the few remaining clients that did not consent to the

54	Capital One Financial Corporation (COF)

transfer of their accounts to the purchaser and will submit a request to the SEC to withdraw its registration as an investment adviser thereafter.
We provide additional information on our Supervision and Regulation in our 2021 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K. You should carefully consider the factors discussed above, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.
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
•developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;
•the amount and rate of deposit growth and changes in deposit costs;
•our ability to execute on our strategic and operational plans;

55	Capital One Financial Corporation (COF)

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

SUPPLEMENTAL TABLES
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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2022	December 31, 2021
Tangible Common Equity (Period-End):
Stockholders’ equity	$56,345	$61,029
Goodwill and other intangible assets(1)	(14,883)	(14,907)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$36,617	$41,277
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$59,437	$62,498
Goodwill and other intangible assets(1)	(14,904)	(14,847)
Noncumulative perpetual preferred stock	(4,845)	(5,552)
Tangible common equity	$39,688	$42,099
Tangible Assets (Period-End):
Total assets	$434,195	$432,381
Goodwill and other intangible assets(1)	(14,883)	(14,907)
Tangible assets	$419,312	$417,474
Tangible Assets (Quarterly Average):
Total assets	$430,372	$427,845
Goodwill and other intangible assets(1)	(14,904)	(14,847)
Tangible assets	$415,468	$412,998
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	8.7%	9.9%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

57	Capital One Financial Corporation (COF)

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
Banks: Refers to COBNA and CONA.
Basel Committee: The Basel Committee on Banking Supervision.
Basel III Advanced Approaches: The Basel III Advanced Approaches is mandatory for Category I and II institutions. Category III institutions, such as us, are no longer subject to the Basel III Advanced Approaches framework effective January 1, 2020.
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
Basel III Standardized Approach: The Basel III Capital Rules modified Basel I to create the Basel III Standardized Approach.
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”): Legislation signed into law on March 27, 2020. This law, among other things, authorized a number of lending programs to support the flow of credit to consumers and businesses and gave the banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of COVID-19 as being TDR, which was extended by the Consolidated Appropriations Act 2021.
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
CECL Transition Rule: A rule adopted by the Federal Banking Agencies and effective in 2020 that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital.
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

58	Capital One Financial Corporation (COF)

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
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

59	Capital One Financial Corporation (COF)

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
Securitized debt obligations: A type of asset-backed security and structured credit product constructed from a portfolio of fixed-income assets.

60	Capital One Financial Corporation (COF)

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

61	Capital One Financial Corporation (COF)

Acronyms
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
DCF: Discounted cash flow
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
IBA: ICE Benchmark Administration
ICE: Intercontinental Exchange
IRM: Independent Risk Management

62	Capital One Financial Corporation (COF)

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
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VIE: Variable interest entity
XBRL: Extensible business reporting language

63	Capital One Financial Corporation (COF)

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2022	2021
Interest income:
Loans, including loans held for sale	$6,367	$5,854
Investment securities	402	391
Other	15	16
Total interest income	6,784	6,261
Interest expense:
Deposits	218	269
Securitized debt obligations	29	32
Senior and subordinated notes	131	129
Other borrowings	9	9
Total interest expense	387	439
Net interest income	6,397	5,822
Provision (benefit) for credit losses	677	(823)
Net interest income after provision for credit losses	5,720	6,645
Non-interest income:
Interchange fees, net	1,033	817
Service charges and other customer-related fees	400	352
Other	343	122
Total non-interest income	1,776	1,291
Non-interest expense:
Salaries and associate benefits	2,026	1,847
Occupancy and equipment	513	472
Marketing	918	501
Professional services	397	292
Communications and data processing	339	302
Amortization of intangibles	14	6
Other	344	320
Total non-interest expense	4,551	3,740
Income from continuing operations before income taxes	2,945	4,196
Income tax provision	542	869
Income from continuing operations, net of tax	2,403	3,327
Income (loss) from discontinued operations, net of tax	0	(2)
Net income	2,403	3,325
Dividends and undistributed earnings allocated to participating securities	(28)	(28)
Preferred stock dividends	(57)	(61)
Net income available to common stockholders	$2,318	$3,236
Basic earnings per common share:
Net income from continuing operations	$5.65	$7.06
Net income per basic common share	$5.65	$7.06
Diluted earnings per common share:
Net income from continuing operations	$5.62	$7.03
Net income per diluted common share	$5.62	$7.03

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net income	$2,403	$3,325
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available for sale	(3,253)	(1,148)
Net unrealized losses on hedging relationships	(1,209)	(581)
Foreign currency translation adjustments	(5)	19
Other	0	(1)
Other comprehensive loss, net of tax	(4,467)	(1,711)
Comprehensive income (loss)	$(2,064)	$1,614

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,107	$4,164
Interest-bearing deposits and other short-term investments	21,697	17,582
Total cash and cash equivalents	26,804	21,746
Restricted cash for securitization investors	281	308
Securities available for sale (amortized cost of $93.0 billion and $94.9 billion and allowance for credit losses of $1 million as of both March 31, 2022 and December 31, 2021)	89,076	95,261
Loans held for investment:
Unsecuritized loans held for investment	257,505	252,468
Loans held in consolidated trusts	22,961	24,872
Total loans held for investment	280,466	277,340
Allowance for credit losses	(11,308)	(11,430)
Net loans held for investment	269,158	265,910
Loans held for sale ($928 million and $1.0 billion carried at fair value as of March 31, 2022 and December 31, 2021, respectively)	1,155	5,888
Premises and equipment, net	4,238	4,210
Interest receivable	1,479	1,460
Goodwill	14,784	14,782
Other assets	27,220	22,816
Total assets	$434,195	$432,381

Liabilities:
Interest payable	$261	$281
Deposits:
Non-interest-bearing deposits	37,781	38,043
Interest-bearing deposits	275,648	272,937
Total deposits	313,429	310,980
Securitized debt obligations	13,740	14,994
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	594	820
Senior and subordinated notes	26,976	27,219
Other borrowings	4,048	53
Total other debt	31,618	28,092
Other liabilities	18,802	17,005
Total liabilities	377,850	371,352
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both March 31, 2022 and December 31, 2021)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 687,601,852 and 685,057,944 shares issued as of March 31, 2022 and December 31, 2021, respectively; 398,987,722 and 413,858,537 shares outstanding as of March 31, 2022 and December 31, 2021, respectively)	7	7
Additional paid-in capital, net	34,286	34,112
Retained earnings	53,099	51,006
Accumulated other comprehensive income (loss)	(4,093)	374
Treasury stock, at cost (par value $0.01 per share; 288,614,130 and 271,199,407 shares as of March 31, 2022 and December 31, 2021, respectively)	(26,954)	(24,470)
Total stockholders’ equity	56,345	61,029
Total liabilities and stockholders’ equity	$434,195	$432,381

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						2,403	(4,467)		(2,064)
Dividends—common stock(1)			18,408	0	2	(253)			(251)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,484)	(2,484)
Issuances of common stock and restricted stock, net of forfeitures			2,517,691	0	68				68
Exercises of stock options			7,809	0	1				1
Compensation expense for restricted stock units					103				103
Balance as of March 31, 2022	4,975,000	$0	687,601,852	$7	$34,286	$53,099	$(4,093)	$(26,954)	$56,345

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income						3,325	(1,711)		1,614
Dividends—common stock(1)			13,356	0	1	(185)			(184)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(575)	(575)
Issuances of common stock and restricted stock, net of forfeitures			2,531,966	0	60				60
Exercises of stock options			283,398	0	19				19
Compensation expense for restricted stock units					111				111
Balance as of March 31, 2021	4,975,000	$0	682,761,557	$7	$33,671	$43,167	$1,783	$(17,440)	$61,188
__________
(1)We declared dividends per share on our common stock of $0.60 in the first quarter of 2022 and $0.40 in the first quarter of 2021.

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Operating activities:
Income from continuing operations, net of tax	$2,403	$3,327
Loss from discontinued operations, net of tax	0	(2)
Net income	2,403	3,325
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	677	(823)
Depreciation and amortization, net	839	855
Deferred tax provision	187	345
Net securities losses (gains)	(1)	(4)
Gain on sales of loans	(186)	(5)
Stock-based compensation expense	107	119
Other (including (gains) and losses from equity investments)	16	66
Loans held for sale:
Originations and purchases	(1,923)	(1,914)
Proceeds from sales and paydowns	2,036	1,651
Changes in operating assets and liabilities:
Changes in interest receivable	(19)	91
Changes in other assets	(4,716)	(1,570)
Changes in interest payable	(20)	(64)
Changes in other liabilities	521	(435)
Net change from discontinued operations	0	(1)
Net cash from (used in) operating activities	(79)	1,636
Investing activities:
Securities available for sale:
Purchases	(3,828)	(7,881)
Proceeds from paydowns and maturities	4,898	7,015
Proceeds from sales	470	595
Loans:
Net changes in loans originated as held for investment	104	7,055
Principal recoveries of loans previously charged off	554	614
Net purchases of premises and equipment	(230)	(178)
Net cash from other investing activities	(195)	52
Net cash from investing activities	1,773	7,272

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Financing activities:
Deposits and borrowings:
Changes in deposits	$2,561	$4,938
Issuance of securitized debt obligations	2,244	0
Maturities and paydowns of securitized debt obligations	(3,198)	(271)
Issuance of senior and subordinated notes and long-term FHLB advances	3,041	0
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(2,357)	(1,500)
Changes in other borrowings	3,769	169
Common stock:
Net proceeds from issuances	68	60
Dividends paid	(251)	(184)
Preferred stock:
Dividends paid	(57)	(61)
Purchases of treasury stock	(2,484)	(575)
Proceeds from share-based payment activities	1	19
Net cash from financing activities	3,337	2,595
Changes in cash, cash equivalents and restricted cash for securitization investors	5,031	11,503
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	22,054	40,771
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$27,085	$52,274
Supplemental cash flow information:
Non-cash items:
Net transfers from (to) loans held for investment to (from) loans held for sale	$146	$160
Interest paid	509	637
Income tax paid	80	111

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branch locations, Cafés and other distribution channels. As of March 31, 2022, our principal subsidiaries included:
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2021 Annual Report on Form 10-K (“2021 Form 10-K”).
Newly Adopted Accounting Standards During the Three Months Ended March 31, 2022
There were no relevant new accounting standards adopted as of March 31, 2022.

71	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% of our total investment securities portfolio as of both March 31, 2022 and December 31, 2021.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of March 31, 2022 and December 31, 2021. Accrued interest receivable of $219 million and $207 million as of March 31, 2022 and December 31, 2021, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	March 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,521	$0	$5	$(29)	$9,497
RMBS:
Agency	71,292	0	231	(3,999)	67,524
Non-agency	728	(1)	175	(1)	901
Total RMBS	72,020	(1)	406	(4,000)	68,425
Agency CMBS	8,634	0	35	(304)	8,365
Other securities(1)	2,798	0	3	(12)	2,789
Total investment securities available for sale	$92,973	$(1)	$449	$(4,345)	$89,076

	December 31, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,419	$0	$23	$0	$9,442
RMBS:
Agency	72,593	0	958	(931)	72,620
Non-agency	792	(1)	205	0	996
Total RMBS	73,385	(1)	1,163	(931)	73,616
Agency CMBS	9,237	0	195	(63)	9,369
Other securities(1)	2,830	0	6	(2)	2,834
Total investment securities available for sale	$94,871	$(1)	$1,387	$(996)	$95,261
__________
(1)Includes $2.0 billion of asset-backed securities (“ABS”) as of both March 31, 2022 and December 31, 2021. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

72	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$3,960	$(29)	$0	$0	$3,960	$(29)
RMBS:
Agency	40,778	(2,263)	17,358	(1,736)	58,136	(3,999)
Non-agency	14	0	0	0	14	0
Total RMBS	40,792	(2,263)	17,358	(1,736)	58,150	(3,999)
Agency CMBS	5,106	(204)	1,173	(100)	6,279	(304)
Other securities(1)	1,524	(12)	0	0	1,524	(12)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$51,382	$(2,508)	$18,531	$(1,836)	$69,913	$(4,344)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$37,492	$(632)	$8,606	$(299)	$46,098	$(931)
Non-agency	3	0	1	0	4	0
Total RMBS	37,495	(632)	8,607	(299)	46,102	(931)
Agency CMBS	2,999	(36)	803	(27)	3,802	(63)
Other securities(1)	1,207	(2)	0	0	1,207	(2)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$41,701	$(670)	$9,410	$(326)	$51,111	$(996)
__________
(1)    Includes primarily ABS, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 1790 and 740 securities in gross unrealized loss positions as of March 31, 2022 and December 31, 2021, respectively.

73	Capital One Financial Corporation (COF)

Maturities and Yields of Investment Securities
The table below summarizes, as of March 31, 2022, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2022
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$5,338	$4,159	$0	$0	$9,497
RMBS(1):
Agency	0	124	1,070	66,330	67,524
Non-agency	0	0	0	901	901
Total RMBS	0	124	1,070	67,231	68,425
Agency CMBS(1)	506	2,117	3,860	1,882	8,365
Other securities	291	2,195	303	0	2,789
Total securities available for sale	$6,135	$8,595	$5,233	$69,113	$89,076
Amortized cost of securities available for sale	$6,130	$8,694	$5,401	$72,748	$92,973
Weighted-average yield for securities available for sale	0.39%	0.89%	1.91%	1.96%	1.75%
__________
(1)As of March 31, 2022, the weighted-average expected maturities of RMBS and Agency CMBS were 6.5 years and 5.4 years years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
Total proceeds from sales of our securities were $470 million and $595 million for the three months ended March 31, 2022 and 2021, respectively. We recognized losses of less than $1 million and gains of $4 million from the sales for the three months ended March 31, 2022 and 2021, respectively.
Securities Pledged and Received
We pledged investment securities totaling $20.3 billion and $20.8 billion as of March 31, 2022 and December 31, 2021, respectively. These securities are primarily pledged to secure Public Funds deposits and FHLB advances, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $15 million and $1 million as of March 31, 2022 and December 31, 2021, respectively, related to our derivative transactions.

74	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $1.3 billion and $1.2 billion as of March 31, 2022 and December 31, 2021, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2022 and December 31, 2021. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$105,484	$754	$558	$1,191	$2,503	$107,987
International card businesses	5,756	75	50	94	219	5,975
Total credit card	111,240	829	608	1,285	2,722	113,962
Consumer Banking:
Auto	75,319	2,268	812	205	3,285	78,604
Retail banking	1,692	9	5	20	34	1,726
Total consumer banking	77,011	2,277	817	225	3,319	80,330
Commercial Banking:
Commercial and multifamily real estate	34,272	31	9	42	82	34,354
Commercial and industrial	51,746	15	8	51	74	51,820
Total commercial banking	86,018	46	17	93	156	86,174
Total loans(1)	$274,269	$3,152	$1,442	$1,603	$6,197	$280,466
% of Total loans	97.79%	1.13%	0.51%	0.57%	2.21%	100.00%

75	Capital One Financial Corporation (COF)

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$106,312	$773	$528	$1,110	$2,411	$108,723
International card businesses	5,836	77	50	86	213	6,049
Total credit card	112,148	850	578	1,196	2,624	114,772
Consumer Banking:
Auto	72,221	2,385	933	240	3,558	75,779
Retail banking	1,807	35	7	18	60	1,867
Total consumer banking	74,028	2,420	940	258	3,618	77,646
Commercial Banking:
Commercial and multifamily real estate	35,100	92	35	35	162	35,262
Commercial and industrial	49,379	139	103	39	281	49,660
Total commercial banking	84,479	231	138	74	443	84,922
Total loans(1)	$270,655	$3,501	$1,656	$1,528	$6,685	$277,340
% of Total loans	97.59%	1.26%	0.60%	0.55%	2.41%	100.00%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.4 billion as of both March 31, 2022 and December 31, 2021.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of March 31, 2022 and December 31, 2021. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2022			December 31, 2021
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$1,191	N/A	$0	$1,110	N/A	$0
International card businesses	91	$8	0	82	$10	0
Total credit card	1,282	8	0	1,192	10	0
Consumer Banking:
Auto	0	325	0	0	344	0
Retail banking	0	45	0	0	47	4
Total consumer banking	0	370	0	0	391	4
Commercial Banking:
Commercial and multifamily real estate	12	335	221	3	383	268
Commercial and industrial	0	360	235	0	316	257
Total commercial banking	12	695	456	3	699	525
Total	$1,294	$1,073	$456	$1,195	$1,100	$529
% of Total loans held for investment	0.46%	0.38%	0.16%	0.43%	0.40%	0.19%
__________
(1)We recognized interest income for loans classified as nonperforming of $1 million as of both March 31, 2022 and 2021.

76	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of March 31, 2022 and December 31, 2021.
Table 3.3: Credit Card Delinquency Status

	March 31, 2022			December 31, 2021
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$105,190	$294	$105,484	$105,985	$327	$106,312
30-59 days	742	12	754	760	13	773
60-89 days	550	8	558	519	9	528
Greater than 90 days	1,181	10	1,191	1,100	10	1,110
Total domestic credit card	107,663	324	107,987	108,364	359	108,723

International card businesses:
Current	5,718	38	5,756	5,795	41	5,836
30-59 days	71	4	75	73	4	77
60-89 days	47	3	50	47	3	50
Greater than 90 days	90	4	94	82	4	86
Total international card businesses	5,926	49	5,975	5,997	52	6,049
Total credit card	$113,589	$373	$113,962	$114,361	$411	$114,772

77	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of March 31, 2022 and December 31, 2021. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	March 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$6,942	$18,859	$7,644	$4,089	$1,978	$1,052	$40,564	$0	$0	$40,564
621-660	2,124	6,797	3,276	1,820	909	520	15,446	0	0	15,446
620 or below	2,489	8,707	5,596	3,272	1,559	971	22,594	0	0	22,594
Total auto	11,555	34,363	16,516	9,181	4,446	2,543	78,604	0	0	78,604

Retail banking—Delinquency status:
Current	111	195	114	161	155	614	1,350	336	6	1,692
30-59 days	0	0	1	0	0	1	2	7	0	9
60-89 days	0	1	2	0	0	0	3	2	0	5
Greater than 90 days	0	0	0	0	3	12	15	3	2	20
Total retail banking(2)	111	196	117	161	158	627	1,370	348	8	1,726
Total consumer banking	$11,666	$34,559	$16,633	$9,342	$4,604	$3,170	$79,974	$348	$8	$80,330

78	Capital One Financial Corporation (COF)

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$20,758	$8,630	$4,739	$2,394	$1,153	$301	$37,975	$0	$0	$37,975
621-660	7,456	3,721	2,109	1,084	537	157	15,064	0	0	15,064
620 or below	9,522	6,336	3,767	1,840	949	326	22,740	0	0	22,740
Total auto	37,736	18,687	10,615	5,318	2,639	784	75,779	0	0	75,779

Retail banking—Delinquency status:
Current	285	171	172	161	176	491	1,456	345	6	1,807
30-59 days	0	2	2	7	0	1	12	23	0	35
60-89 days	0	4	0	0	0	2	6	1	0	7
Greater than 90 days	0	1	0	1	1	9	12	4	2	18
Total retail banking(2)	285	178	174	169	177	503	1,486	373	8	1,867
Total consumer banking	$38,021	$18,865	$10,789	$5,487	$2,816	$1,287	$77,265	$373	$8	$77,646
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes PPP loans of $112 million and $232 million as of March 31, 2022 and December 31, 2021, respectively.
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

79	Capital One Financial Corporation (COF)

The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of March 31, 2022 and December 31, 2021. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,602	$5,454	$1,955	$2,922	$2,222	$4,061	$19,216	$11,831	$120	$31,167
Criticized performing	262	108	286	423	230	1,483	2,792	60	0	2,852
Criticized nonperforming	0	0	0	87	19	229	335	0	0	335
Total commercial and multifamily real estate	2,864	5,562	2,241	3,432	2,471	5,773	22,343	11,891	120	34,354
Commercial and industrial
Noncriticized	6,318	9,704	6,415	4,586	2,527	4,269	33,819	15,419	181	49,419
Criticized performing	356	220	149	508	184	160	1,577	464	0	2,041
Criticized nonperforming	16	19	51	148	54	41	329	31	0	360
Total commercial and industrial	6,690	9,943	6,615	5,242	2,765	4,470	35,725	15,914	181	51,820
Total commercial banking(2)	$9,554	$15,505	$8,856	$8,674	$5,236	$10,243	$58,068	$27,805	$301	$86,174

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$6,590	$2,924	$3,393	$2,401	$793	$3,538	$19,639	$12,286	$0	$31,925
Criticized performing	248	195	329	317	261	1,478	2,828	101	25	2,954
Criticized nonperforming	0	0	88	20	9	266	383	0	0	383
Total commercial and multifamily real estate	6,838	3,119	3,810	2,738	1,063	5,282	22,850	12,387	25	35,262
Commercial and industrial
Noncriticized	12,662	7,039	5,506	2,750	1,730	3,033	32,720	14,310	59	47,089
Criticized performing	279	188	838	207	120	167	1,799	456	0	2,255
Criticized nonperforming	32	52	85	93	6	10	278	38	0	316
Total commercial and industrial	12,973	7,279	6,429	3,050	1,856	3,210	34,797	14,804	59	49,660
Total commercial banking(2)	$19,811	$10,398	$10,239	$5,788	$2,919	$8,492	$57,647	$27,191	$84	$84,922
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $53 million and $102 million as of March 31, 2022 and December 31, 2021, respectively.
Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.

80	Capital One Financial Corporation (COF)

We consider the impact of all loan modifications, whether or not that modification is classified as a TDR, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.
Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided banking organizations with TDR relief for loan modifications to certain qualifying borrowers impacted by the COVID-19 pandemic. The guidance in the CARES Act expired on January 1, 2022 at which time we also concurrently ceased applying the additional guidance issued by the Federal Banking Agencies.
Total recorded TDRs were $1.9 billion and $1.6 billion as of March 31, 2022 and December 31, 2021, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.2 billion and $1.1 billion as of March 31, 2022 and December 31, 2021, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $299 million and $192 million as of March 31, 2022 and December 31, 2021, respectively. Commitments to lend additional funds on loans modified in a TDR totaled $156 million and $168 million as of March 31, 2022 and December 31, 2021, respectively.
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the three months ended March 31, 2022 and 2021.
Table 3.6: Troubled Debt Restructurings

		Three Months Ended March 31, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$62	100%	14.67%	0%	0
International card businesses	34	100	28.00	0	0
Total credit card	96	100	19.40	0	0
Consumer Banking:
Auto	239	55	8.80	97	4
Retail banking	1	0	0.00	100	6
Total consumer banking	240	55	8.80	97	4
Commercial Banking:
Commercial and multifamily real estate	131	7	0.59	62	12
Commercial and industrial	38	0	0.00	86	10
Total commercial banking	169	6	0.59	68	11
Total	$505	47	17.98	69	7

81	Capital One Financial Corporation (COF)

		Three Months Ended March 31, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$44	100%	16.12%	0%	0
International card businesses	39	100	27.74	0	0
Total credit card	83	100	21.58	0	0
Consumer Banking:
Auto	115	35	9.02	95	3
Total consumer banking	115	35	9.02	95	3
Commercial Banking:
Commercial and multifamily real estate	20	0	0.00	100	14
Commercial and industrial	44	0	0.00	25	2
Total commercial banking	64	0	0.00	48	10
Total	$262	47	33.62	54	5
__________
(1)Represents the amortized cost of total loans modified in TDR at the end of the period in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of modification.
(2)Due to multiple modification types granted to some troubled borrowers, percentages may total more than 100% for certain loan types.
Subsequent Defaults of Completed TDR Modifications
The following table presents the type, number and amortized cost of loans modified in a TDR that experienced a default during the period and had completed a modification event in the twelve months prior to the default. A default occurs if the loan is either 90 days or more delinquent, has been charged off as of the end of the period presented or has been reclassified from accrual to nonaccrual status.
Table 3.7: TDR—Subsequent Defaults

	Three Months Ended March 31,
	2022		2021
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	6,012	$11	5,134	$10
International card businesses	16,507	19	17,202	28
Total credit card	22,519	30	22,336	38
Consumer Banking:
Auto	1,971	33	2,031	29
Retail banking	0	0	5	0
Total consumer banking	1,971	33	2,036	29
Commercial Banking:
Commercial and industrial	1	31	0	0
Total commercial banking	1	31	0	0
Total	24,491	$94	24,372	$67

82	Capital One Financial Corporation (COF)

Loans Pledged
In addition to our investment securities, we pledged loan collateral of $10.3 billion as of both March 31, 2022 and December 31, 2021 to secure our FHLB borrowing capacity of $18.6 billion and $19.7 billion as of March 31, 2022 and December 31, 2021, respectively. We also pledged loan collateral of $32.6 billion and $26.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $22.9 billion and $19.6 billion as of March 31, 2022 and December 31, 2021, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2022 and 2021, we converted $291 million and $97 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

83	Capital One Financial Corporation (COF)

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
See “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K for further discussion of the methodology and policy for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2022 and 2021. Our allowance for credit losses was substantially flat at $11.3 billion as of March 31, 2022 compared to $11.4 billion as of December 31, 2021.

84	Capital One Financial Corporation (COF)

Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(955)	(349)	(17)	(1,321)
Recoveries(1)	348	203	3	554
Net charge-offs	(607)	(146)	(14)	(767)
Provision (benefit) for credit losses	545	130	(27)	648
Allowance build (release) for credit losses	(62)	(16)	(41)	(119)
Other changes(2)	(3)	0	0	(3)
Balance as of March 31, 2022	8,280	1,902	1,126	11,308
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	35	35
Balance as of March 31, 2022	0	0	200	200
Combined allowance and reserve as of March 31, 2022	$8,280	$1,902	$1,326	$11,508

	Three Months Ended March 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(993)	(342)	(19)	(1,354)
Recoveries(1)	360	251	3	614
Net charge-offs	(633)	(91)	(16)	(740)
Provision (benefit) for credit losses	(492)	(126)	(195)	(813)
Allowance build (release) for credit losses	(1,125)	(217)	(211)	(1,553)
Other changes(2)	6	0	0	6
Balance as of March 31, 2021	10,072	2,498	1,447	14,017
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(8)	(8)
Balance as of March 31, 2021	0	0	187	187
Combined allowance and reserve as of March 31, 2021	$10,072	$2,498	$1,634	$14,204
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Represents foreign currency translation adjustments.

85	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions to net charge-offs and the provision for credit losses. See “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2022 and 2021.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Estimated reimbursements from partners, beginning of period	$1,450	$2,159
Amounts due from partners which reduced net charge-offs	(107)	(141)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	23	(13)
Estimated reimbursements from partners, end of period	$1,366	$2,005

86	Capital One Financial Corporation (COF)

NOTE 5—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
In the normal course of business, we enter into various types of transactions with entities that are considered to be variable interest entities (“VIEs”). Our primary involvement with VIEs is related to our securitization transactions in which we transfer assets to securitization trusts. We primarily securitize credit card and auto loans, which has provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.
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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2022 and December 31, 2021. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$20,127	$12,348	$0	$0	$0
Auto loan securitizations	2,229	1,890	0	0	0
Total securitization-related VIEs	22,356	14,238	0	0	0
Other VIEs:(3)
Affordable housing entities	297	53	4,703	1,439	4,703
Entities that provide capital to low-income and rural communities	2,198	26	0	0	0
Other	0	0	367	0	367
Total other VIEs	2,495	79	5,070	1,439	5,070
Total VIEs	$24,851	$14,317	$5,070	$1,439	$5,070

87	Capital One Financial Corporation (COF)

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$21,569	$13,016	$0	$0	$0
Auto loan securitizations	2,552	2,187	0	0	0
Total securitization-related VIEs	24,121	15,203	0	0	0
Other VIEs:(3)
Affordable housing entities	263	27	4,774	1,454	4,774
Entities that provide capital to low-income and rural communities	2,074	26	0	0	0
Other	0	0	383	0	383
Total other VIEs	2,337	53	5,157	1,454	5,157
Total VIEs	$26,458	$15,256	$5,157	$1,454	$5,157
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $551 million of liabilities as of March 31, 2022, and $2.2 billion of assets and $568 million of liabilities as of December 31, 2021.
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

88	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2022 and December 31, 2021.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
March 31, 2022:
Securities held by third-party investors	$11,851	$1,889
Receivables in the trusts	20,860	2,101
Cash balance of spread or reserve accounts	0	13
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2021:
Securities held by third-party investors	$12,808	$2,186
Receivables in the trust	22,454	2,418
Cash balance of spread or reserve accounts	0	13
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Auto Securitizations
Similar to our credit card securitizations, we securitize a portion of our auto loans which provides a source of funding for us. Auto securitizations involve the transfer of auto loans to securitization trusts. These trusts then issue debt securities collateralized by the transferred loans to third-party investors. We hold certain retained interests and continue to service the loans in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the first three months of 2022 and 2021, we recognized amortization of $161 million and $156 million, respectively, and tax credits of $250 million and $258 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.7 billion as of both March 31, 2022 and December 31, 2021. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.7 billion as of both March 31, 2022 and December 31, 2021, and is largely expected to be paid from 2022 to 2024.

89	Capital One Financial Corporation (COF)

For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.7 billion and $4.8 billion as of March 31, 2022 and December 31, 2021, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $12.2 billion and $11.9 billion as of March 31, 2022 and December 31, 2021, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.2 billion and $2.1 billion as of March 31, 2022 and December 31, 2021, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $367 million and $383 million as of March 31, 2022 and December 31, 2021, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

90	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of March 31, 2022 and December 31, 2021. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	March 31, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,784	N/A	$14,784
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(12)	17
Other(1)	213	(133)	80
Total other intangible assets	242	(145)	97
Total goodwill and other intangible assets	$15,026	$(145)	$14,881
Commercial MSRs(2)	$641	$(210)	$431

	December 31, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,782	N/A	$14,782
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(10)	19
Other(1)	213	(121)	92
Total other intangible assets	242	(131)	111
Total goodwill and other intangible assets	$15,024	$(131)	$14,893
Commercial MSRs(2)	$622	$(202)	$420
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade names and other customer contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.

Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $14 million and $6 million for the three months ended March 31, 2022 and 2021, respectively.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of March 31, 2022 and December 31, 2021
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
Other adjustments(1)	(2)	0	4	2
Balance as of March 31, 2022	$5,085	$4,645	$5,054	$14,784
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

91	Capital One Financial Corporation (COF)

NOTE 7—DEPOSITS AND BORROWINGS
Our deposits represent our largest source of funding for our assets and operations, and include checking accounts, money market deposits, negotiable order of withdrawals, savings deposits and time deposits. We also use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2022 and December 31, 2021. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2022	December 31, 2021
Deposits:
Non-interest-bearing deposits	$37,781	$38,043
Interest-bearing deposits(1)	275,648	272,937
Total deposits	$313,429	$310,980
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$594	$820
Short-term FHLB advances	4,000	0
Total short-term borrowings	$4,594	$820

	March 31, 2022				December 31, 2021
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2022-2028	0.13% - 2.80%	1.59%	$13,740	$14,994
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2022-2032	0.80 - 4.25	2.94	20,182	19,975
Floating unsecured senior debt	2022-2024	0.96 - 1.16	1.01	1,485	1,709
Total unsecured senior debt			2.81	21,667	21,684
Fixed unsecured subordinated debt	2023-2032	2.36 - 4.20	3.52	5,309	5,535
Total senior and subordinated notes				26,976	27,219
Other long-term borrowings:
Finance lease liabilities	2022-2031	0.30 - 9.91	3.45	48	53
Total other long-term borrowings				48	53
Total long-term debt				$40,764	$42,266
Total short-term borrowings and long-term debt				$45,358	$43,086
__________
(1)Includes $1.7 billion and $1.8 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes $1.3 billion and $1.4 billion of EUR-denominated unsecured notes as of March 31, 2022 and December 31, 2021, respectively.

92	Capital One Financial Corporation (COF)

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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting agreements, where applicable, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. We exchange collateral in two primary forms: variation margin, which mitigates the risk of changes in value due to daily market movements and is exchanged daily, and initial margin, which mitigates the risk of potential future exposure of a derivative and is exchanged at the outset of a transaction and adjusted daily. We exchange variation margin and initial margin on our cleared derivatives. For uncleared bilateral derivatives, we exchange variation margin, and from September 2021 we exchange initial margin on any new trades executed after September 1, 2021, where such trades are in scope for initial margin.
The amount of collateral exchanged for variation margin is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral and will vary over time as market variables change. The amount of the initial margin exchanged is dependent upon 1) the calculation of initial margin exposure, as prescribed by 1(a) the U.S. prudential regulators’ margin rules for uncleared derivatives (“PR Rules”) or 1(b) the CCPs for cleared derivatives and 2) the fair value of the pledged collateral; it will vary over time as market variables change. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated collateral received or pledged. See Table 8.3 for our net exposure associated with derivatives.
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

94	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2022 and December 31, 2021, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2022			December 31, 2021
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$50,665	$7	$6	$49,659	$2	$3
Cash flow hedges	53,900	25	151	52,400	244	16
Total interest rate contracts	104,565	32	157	102,059	246	19
Foreign exchange contracts:
Fair value hedges	1,383	0	67	1,421	13	0
Cash flow hedges	3,145	19	28	4,679	24	20
Net investment hedges	3,499	110	13	3,459	43	0
Total foreign exchange contracts	8,027	129	108	9,559	80	20
Total derivatives designated as accounting hedges	112,592	161	265	111,618	326	39
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	77,158	355	777	71,724	620	194
Commodity contracts	25,385	3,890	3,746	22,021	1,669	1,561
Foreign exchange and other contracts	4,271	55	47	3,779	40	42
Total customer accommodation	106,814	4,300	4,570	97,524	2,329	1,797
Other interest rate exposures(2)	2,871	55	23	1,899	33	25
Other contracts	2,097	3	(5)	2,028	2	7
Total derivatives not designated as accounting hedges	111,782	4,358	4,588	101,451	2,364	1,829
Total derivatives	$224,374	$4,519	$4,853	$213,069	$2,690	$1,868
Less: netting adjustment(3)		(761)	(1,282)		(542)	(544)
Total derivative assets/liabilities		$3,758	$3,571		$2,148	$1,324
__________
(1)Does not reflect $10 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2022 and December 31, 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

95	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2022 and December 31, 2021.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2022			December 31, 2021
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,125	$85	$263	$10,327	$286	$295
Interest-bearing deposits	(7,670)	68	(1)	(7,361)	(47)	(1)
Securitized debt obligations	(10,798)	352	1	(11,155)	49	3
Senior and subordinated notes	(23,497)	370	(658)	(22,777)	(531)	(708)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $240 million, the amount of the designated hedged items was $225 million, and the cumulative basis adjustments associated with these hedges was $9 million and $3 million as of March 31, 2022 and December 31, 2021, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2022 and December 31, 2021. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

96	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of March 31, 2022
Derivative assets(1)	$4,519	$(425)	$(336)	$3,758	$0	$3,758
As of December 31, 2021
Derivative assets(1)	2,690	(252)	(290)	2,148	0	2,148

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of March 31, 2022
Derivative liabilities(1)	$4,853	$(425)	$(857)	$3,571	$0	$3,571
Repurchase agreements(2)	594	0	0	594	(594)	0
As of December 31, 2021
Derivative liabilities(1)	1,868	(252)	(292)	1,324	0	1,324
Repurchase agreements(2)	820	0	0	820	(820)	0
__________
(1)We received cash collateral from derivative counterparties totaling $391 million and $377 million as of March 31, 2022 and December 31, 2021, respectively. We also received securities from derivative counterparties with a fair value of $15 million for March 31, 2022 and approximately $1 million for December 31, 2021, respectively, which we have the ability to re-pledge. We posted $3.8 billion and $2.0 billion of cash collateral as of March 31, 2022 and December 31, 2021, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $606 million and $836 million as of March 31, 2022 and December 31, 2021, respectively, primarily consisting of agency RMBS securities.

97	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2022 and 2021.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$402	$6,367	$15	$(218)	$(29)	$(131)	$343
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(8)	$0	$0	$21	$27	$38	$0
Gains (losses) recognized on derivatives	175	0	0	(115)	(305)	(856)	(38)
Gains (losses) recognized on hedged items(1)	(201)	0	0	115	303	896	38
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(34)	$0	$0	$21	$25	$77	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$127	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	0	0	0	0	0
Net income recognized on cash flow hedges	$0	$127	$0	$0	$0	$0	$0

98	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$391	$5,854	$16	$(269)	$(32)	$(129)	$122
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(25)	$0	$0	$36	$33	$62	$0
Gains (losses) recognized on derivatives	100	0	0	(58)	(80)	(336)	(61)
Gains (losses) recognized on hedged items(1)	(105)	0	0	58	75	368	61
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(30)	$0	$0	$36	$28	$93	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$9	$226	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	0
Net income (expense) recognized on cash flow hedges	$9	$226	$1	$0	$0	$0	$0
_________
(1)Includes amortization benefit of $17 million and $22 million for the three months ended March 31, 2022 and 2021 respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $13 million and gain of $85 million for the three months ended March 31, 2022 and 2021 respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings a net after-tax loss of $65 million recorded in AOCI as of March 31, 2022. This amount will offset the cash flows associated with hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 6 years as of March 31, 2022. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

99	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2022 and 2021. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$9	$10
Commodity contracts	6	5
Foreign exchange and other contracts	1	4
Total customer accommodation	16	19
Other interest rate exposures	26	11
Other contracts	2	0
Total	$44	$30

100	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of March 31, 2022 and December 31, 2021.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2022	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2022	December 31, 2021
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
__________
(1)Except for Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.

101	Capital One Financial Corporation (COF)

The following table includes the changes in AOCI by component for the three months ended March 31, 2022, and 2021.
Table 9.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(3,253)	(1,123)	(5)	0	(4,381)
Amounts reclassified from AOCI into earnings	0	(86)	0	0	(86)
Other comprehensive income (loss), net of tax	(3,253)	(1,209)	(5)	0	(4,467)
AOCI as of March 31, 2022	$(2,956)	$(1,091)	$(26)	$(20)	$(4,093)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,145)	(338)	19	0	(1,464)
Amounts reclassified from AOCI into earnings	(3)	(243)	0	(1)	(247)
Other comprehensive income (loss), net of tax	(1,148)	(581)	19	(1)	(1,711)
AOCI as of March 31, 2021	$1,038	$781	$(12)	$(24)	$1,783
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $48 million and loss of $21 million for the three months ended March 31, 2022 and 2021, respectively, from hedging instruments designated as net investment hedges.
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2022 and 2021.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2022	2021
Securities available for sale:
	Non-interest income	$0	$4
	Income tax provision	0	1
	Net income	0	3
Hedging relationships:
Interest rate contracts:	Interest income	127	235
Foreign exchange contracts:	Interest income	0	1
	Interest expense	(1)	(1)
	Non-interest income	(13)	85
	Income from continuing operations before income taxes	113	320
	Income tax provision	27	77
	Net income	86	243
Other:
	Non-interest income and non-interest expense	0	1
	Income tax provision	0	0
	Net income	0	1
Total reclassifications		$86	$247

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2022 and 2021.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(4,287)	$(1,034)	$(3,253)	$(1,512)	$(364)	$(1,148)
Net unrealized gains (losses) on hedging relationships	(1,593)	(384)	(1,209)	(766)	(185)	(581)
Foreign currency translation adjustments(1)	10	15	(5)	13	(6)	19
Other	0	0	0	(1)	0	(1)
Other comprehensive income (loss)	$(5,870)	$(1,403)	$(4,467)	$(2,266)	$(555)	$(1,711)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

103	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2022	2021
Income from continuing operations, net of tax	$2,403	$3,327
Income (loss) from discontinued operations, net of tax	0	(2)
Net income	2,403	3,325
Dividends and undistributed earnings allocated to participating securities	(28)	(28)
Preferred stock dividends	(57)	(61)
Net income available to common stockholders	$2,318	$3,236

Total weighted-average basic common shares outstanding	410.4	458.6
Effect of dilutive securities:(1)
Stock options	0.5	0.8
Other contingently issuable shares	1.3	0.7
Total effect of dilutive securities	1.8	1.5
Total weighted-average diluted common shares outstanding	412.2	460.1
Basic earnings per common share:
Net income from continuing operations	$5.65	$7.06
Net income per basic common share	$5.65	$7.06
Diluted earnings per common share:(1)
Net income from continuing operations	$5.62	$7.03
Net income per diluted common share	$5.62	$7.03
__________
(1)Excluded from the computation of diluted earnings per share were awards and stock options that would be anti-dilutive. There were no anti-dilutive awards or stock options for the three months ended March 31, 2022. Awards of 103 thousand shares for the three months ended March 31, 2021 were excluded from the computation of diluted earnings per share.

104	Capital One Financial Corporation (COF)

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

Level 1:	Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Valuation is based on observable market-based inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3:	Valuation is generated from techniques that use significant assumptions not observable in the market. Valuation techniques include pricing models, discounted cash flow (“DCF”) methodologies or similar techniques.
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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Note 16—Fair Value Measurement” in our 2021 Form 10-K.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,497	$0	$0	—	$9,497
RMBS	0	68,214	211	—	68,425
CMBS	0	8,344	21	—	8,365
Other securities	203	2,586	0	—	2,789
Total securities available for sale	9,700	79,144	232	—	89,076
Loans held for sale	0	928	0	—	928
Other assets:
Derivative assets(2)	1,106	3,211	202	$(761)	3,758
Other(3)	525	4	39	—	568
Total assets	$11,331	$83,287	$473	$(761)	$94,330
Liabilities:
Other liabilities:
Derivative liabilities(2)	$2,225	$2,448	$180	$(1,282)	$3,571
Total liabilities	$2,225	$2,448	$180	$(1,282)	$3,571

105	Capital One Financial Corporation (COF)

	December 31, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,442	$0	$0	—	$9,442
RMBS	0	73,358	258	—	73,616
CMBS	0	9,360	9	—	9,369
Other securities	206	2,628	0	—	2,834
Total securities available for sale	9,648	85,346	267	—	95,261
Loans held for sale	0	1,026	0	—	1,026
Other assets:
Derivative assets(2)	406	2,200	84	$(542)	2,148
Other(3)	526	6	41	—	573
Total assets	$10,580	$88,578	$392	$(542)	$99,008
Liabilities:
Other liabilities:
Derivative liabilities(2)	$838	$965	$65	$(544)	$1,324
Total liabilities	$838	$965	$65	$(544)	$1,324
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $10 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2022 and December 31, 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.
(3)As of March 31, 2022 and December 31, 2021, other includes retained interests in securitizations of $39 million and $41 million, deferred compensation plan assets of $494 million and $490 million, and equity securities of $35 million (including unrealized loss of $5 million) and $42 million (including unrealized loss of $36 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2022
Securities available for sale:(2)
RMBS	$258	$10	$(12)	$0	$0	$0	$(28)	$12	$(29)	$211	$3
CMBS	9	0	0	0	0	0	(1)	13	0	21	(1)
Total securities available for sale	267	10	(12)	0	0	0	(29)	25	(29)	232	2
Other assets:
Retained interests in securitizations	41	(2)	0	0	0	0	0	0	0	39	(2)
Net derivative assets (liabilities)(3)	19	5	0	0	0	28	(2)	(28)	0	22	1

106	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2021
Securities available for sale:(2)
RMBS	$328	$7	$2	$0	$0	$0	$(26)	$39	$(24)	$326	$7
CMBS	111	0	(2)	0	0	0	(6)	0	(93)	10	0
Total securities available for sale	439	7	0	0	0	0	(32)	39	(117)	336	7
Other assets:
Retained interests in securitizations	55	(5)	0	0	0	0	0	0	0	50	(5)
Net derivative assets (liabilities)(3)	31	(21)	0	0	0	38	(14)	0	0	34	(19)
__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2022 were $7 million. Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2021 were $2 million.
(3)Includes derivative assets and liabilities of $202 million and $180 million, respectively, as of March 31, 2022 and $157 million and $123 million, respectively, as of March 31, 2021.
Significant Level 3 Fair Value Asset and Liability Inputs
Generally, uncertainties in fair value measurements of financial instruments, such as changes in unobservable inputs, may have a significant impact on fair value. Certain of these unobservable inputs will, in isolation, have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. In general, an increase in the discount rate, default rates, loss severity or credit spreads, in isolation, would result in a decrease in the fair value measurement. In addition, an increase in default rates would generally be accompanied by a decrease in recovery rates, slower prepayment rates and an increase in liquidity spreads, and would lead to a decrease in the fair value measurement.
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

107	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$211	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-25% 5-20% 0-11% 30-88%	4% 11% 2% 63%
CMBS	21	Discounted cash flows (vendor pricing)	Yield	1-23%	15%
Other assets:
Retained interests in securitizations(2)	39	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	29-37 9-18% 3-8% 1-3% 76-291%	N/A
Net derivative assets (liabilities)	22	Discounted cash flows	Swap rates	2%	2%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$258	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-21% 5-40% 1-11% 30-100%	3% 11% 2% 65%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	41	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	29-36 9-18% 2-8% 3-4% 72-151%	N/A
Net derivative assets (liabilities)	19	Discounted cash flows	Swap rates	1-2%	2%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

108	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2022 and December 31, 2021, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	March 31, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$130	$130
Loans held for sale	123	0	123
Other assets(1)	0	45	45
Total	$123	$175	$298

	December 31, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$194	$194
Loans held for sale	118	0	118
Other assets(1)	0	325	325
Total	$118	$519	$637
__________
(1)As of March 31, 2022, other assets included repossessed assets of $45 million. As of December 31, 2021, other assets included equity method investments of $50 million, investments accounted for under measurement alternative of $29 million, repossessed assets of $40 million and long-lived assets held for sale of $206 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 24%, and from 0% to 100%, with a weighted average of 13%, as of March 31, 2022 and December 31, 2021, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2022 and 2021.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Loans held for investment	$(14)	$(16)
Other assets(1)	(19)	(36)
Total	$(33)	$(52)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

109	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Table 11.6: Fair Value of Financial Instruments

	March 31, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,804	$26,804	$5,107	$21,697	$0
Restricted cash for securitization investors	281	281	281	0	0
Net loans held for investment	269,158	273,434	0	0	273,434
Loans held for sale	227	227	0	227	0
Interest receivable	1,479	1,479	0	1,479	0
Other investments(1)	1,492	1,492	0	1,492	0
Financial liabilities:
Deposits with defined maturities	17,306	17,218	0	17,218	0
Securitized debt obligations	13,740	13,773	0	13,773	0
Senior and subordinated notes	26,976	27,234	0	27,234	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	594	594	0	594	0
Other borrowings(2)	4,000	4,000	0	4,000	0
Interest payable	261	261	0	261	0

	December 31, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,746	$21,746	$4,164	$17,582	$0
Restricted cash for securitization investors	308	308	308	0	0
Net loans held for investment	265,910	270,508	0	0	270,508
Loans held for sale	4,862	5,091	0	5,091	0
Interest receivable	1,460	1,460	0	1,460	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	17,923	18,062	0	18,062	0
Securitized debt obligations	14,994	15,122	0	15,122	0
Senior and subordinated notes	27,219	27,842	0	27,842	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	820	0	820	0
Interest payable	281	281	0	281	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

110	Capital One Financial Corporation (COF)

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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers” in our 2021 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three months ended March 31, 2022 and 2021, selected balance sheet data as of March 31, 2022 and 2021, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

111	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,839	$2,113	$607	$(162)	$6,397
Non-interest income (loss)	1,458	105	277	(64)	1,776
Total net revenue (loss)(2)	5,297	2,218	884	(226)	8,173
Provision (benefit) for credit losses	545	130	8	(6)	677
Non-interest expense	2,783	1,236	488	44	4,551
Income (loss) from continuing operations before income taxes	1,969	852	388	(264)	2,945
Income tax provision (benefit)	469	202	92	(221)	542
Income (loss) from continuing operations, net of tax	$1,500	$650	$296	$(43)	$2,403
Loans held for investment	$113,962	$80,330	$86,174	$0	$280,466
Deposits	0	258,359	45,232	9,838	313,429

	Three Months Ended March 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,372	$2,030	$520	$(100)	$5,822
Non-interest income (loss)	1,029	141	240	(119)	1,291
Total net revenue (loss)(2)	4,401	2,171	760	(219)	7,113
Provision (benefit) for credit losses	(492)	(126)	(203)	(2)	(823)
Non-interest expense	2,135	1,117	419	69	3,740
Income (loss) from continuing operations before income taxes	2,758	1,180	544	(286)	4,196
Income tax provision (benefit)	653	278	128	(190)	869
Income (loss) from continuing operations, net of tax	$2,105	$902	$416	$(96)	$3,327
Loans held for investment	$99,127	$70,202	$73,802	$0	$243,131
Deposits	0	254,001	41,552	14,775	310,328
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $192 million and $180 million in the first quarters of 2022 and 2021, respectively, for credit card finance charges and fees charged off as uncollectible.
Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees, service charges and other customer-related fees, and other contract revenue. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as automated teller machine (“ATM”) usage and overdrafts. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our partnership arrangements. Other contract revenue in our Consumer Banking business consists primarily of revenue earned on certain marketing and promotional events from our auto dealers. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.

112	Capital One Financial Corporation (COF)

The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2022 and 2021.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended March 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$937	$71	$24	$1	$1,033
Service charges and other customer-related fees	0	26	65	(1)	90
Other	95	17	(2)	0	110
Total contract revenue	1,032	114	87	0	1,233
Revenue (reduction) from other sources	426	(9)	190	(64)	543
Total non-interest income (loss)	$1,458	$105	$277	$(64)	$1,776

	Three Months Ended March 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$743	$57	$17	$0	$817
Service charges and other customer-related fees	0	44	50	0	94
Other	70	19	1	0	90
Total contract revenue	813	120	68	0	1,001
Revenue (reduction) from other sources	216	21	172	(119)	290
Total non-interest income (loss)	$1,029	$141	$240	$(119)	$1,291
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

113	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2022 and December 31, 2021. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Credit card lines	$353,763	$368,508	N/A	N/A
Other loan commitments(1)	45,224	44,572	$155	$125
Standby letters of credit and commercial letters of credit(2)	1,529	1,419	30	24
Total unfunded lending commitments	$400,516	$414,499	$185	$149
__________
(1)Includes $4.0 billion and $3.9 billion of advised lines of credit as of March 31, 2022 and December 31, 2021, respectively.
(2)These financial guarantees have expiration dates that range from 2022 to 2027 as of March 31, 2022.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $88 million and $90 million as of March 31, 2022 and December 31, 2021, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

114	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2022 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 75 putative consumer class action cases (primarily in U.S. courts with cases also in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In the third quarter of 2020, the MDL court denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue. In the fourth quarter of 2021, the parties agreed to a settlement of the U.S. consumer class action cases for an amount within existing reserves. The parties are in the process of seeking the required court approval of the class settlement.

115	Capital One Financial Corporation (COF)

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
Taxi Medallion Finance Investigations
Beginning in 2019, we have received subpoenas from the New York Attorney General’s office and from the U.S. Attorney’s Office for the Southern District of New York, Civil and Criminal Divisions, relating to investigations of the taxi medallion finance industry we exited beginning in 2015. The subpoenas seek, among other things, information regarding our lending counterparties and practices. We have cooperated with these investigations.
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

116	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred during the first quarter of 2022 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

117	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the first quarter of 2022. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program (in millions)
January	370,027	$143.72	370,000	$4,947
February	6,961,955	152.96	6,358,109	3,977
March	10,082,741	135.50	9,924,056	2,632
Total	17,414,723	142.65	16,652,165
__________
(1)In January 2022, our Board of Directors authorized the repurchase of up to $5 billion of shares of our common stock. There were 27, 603,846 and 158,685 shares withheld in January, February and March, respectively, to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

118	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as restated May 1, 2020) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 4, 2020).
3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

119	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 9, 2022	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

120	Capital One Financial Corporation (COF)