Form 10-Q
period 2022-06-30
CAPITAL ONE FINANCIAL CORP
filed 2022-07-29
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of June 30, 2022, there were 383,817,721 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the Coronavirus Disease of 2019 (“COVID-19”) pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in Part I—Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K (“2021 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2022 included in this Report.

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
As of June 30, 2022, our principal subsidiaries included:
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
Since the start of the COVID-19 pandemic, a significant majority of our associates across our workforce have transitioned to working remotely, relying on our technology infrastructure and systems that have been designed for resilience and security. The majority of our associates continue to work remotely. In the third quarter of 2022, we plan to move to a hybrid work methodology that allows for in-office collaboration while still enabling associates to work remotely. We continue to monitor local conditions to ensure the safety of our associates.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2022 and 2021 and selected comparative balance sheet data as of June 30, 2022 and December 31, 2021. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2022	2021	Change	2022	2021	Change
Income statement
Net interest income	$6,517	$5,743	13%	$12,914	$11,565	12%
Non-interest income	1,715	1,631	5	3,491	2,922	19
Total net revenue	8,232	7,374	12	16,405	14,487	13
Provision (benefit) for credit losses	1,085	(1,160)	**	1,762	(1,983)	**
Non-interest expense:
Marketing	1,003	620	62	1,921	1,121	71
Operating expense	3,580	3,346	7	7,213	6,585	10
Total non-interest expense	4,583	3,966	16	9,134	7,706	19
Income from continuing operations before income taxes	2,564	4,568	(44)	5,509	8,764	(37)
Income tax provision	533	1,031	(48)	1,075	1,900	(43)
Income from continuing operations, net of tax	2,031	3,537	(43)	4,434	6,864	(35)
Income (loss) from discontinued operations, net of tax	—	(1)	**	—	(3)	**
Net income	2,031	3,536	(43)	4,434	6,861	(35)
Dividends and undistributed earnings allocated to participating securities	(25)	(30)	(17)	(53)	(58)	(9)
Preferred stock dividends	(57)	(60)	(5)	(114)	(121)	(6)
Net income available to common stockholders	$1,949	$3,446	(43)	$4,267	$6,682	(36)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$4.98	$7.65	(35)%	$10.65	$14.70	(28)%
Net income per basic common share	$4.98	$7.65	(35)	$10.65	$14.70	(28)
Diluted earnings per common share:
Net income from continuing operations	$4.96	$7.62	(35)%	$10.61	$14.65	(28)%
Net income per basic common share	$4.96	$7.62	(35)	$10.61	$14.65	(28)
Weighted-average common shares outstanding (in millions):
Basic	391.2	450.6	(13)%	400.8	454.6	(12)%
Diluted	392.6	452.3	(13)	402.3	456.2	(12)
Common shares outstanding (period-end, in millions)	383.8	446.1	(14)	383.8	446.1	(14)
Dividends declared and paid per common share	$0.60	$0.40	50	$1.20	$0.80	50

6	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2022	2021	Change		2022	2021	Change
Tangible book value per common share (period-end)(1)	87.84	97.20	(10)		87.84	97.20	(10)
Balance sheet (average balances)
Loans held for investment	$286,110	$246,463	16%		$280,756	$245,207	14%
Interest-earning assets	398,934	390,129	2		396,521	389,355	2
Total assets	435,327	424,099	3		432,806	422,959	2
Interest-bearing deposits	268,104	273,476	(2)		269,953	273,417	(1)
Total deposits	305,954	308,217	(1)		307,765	306,645	—
Borrowings	53,208	37,054	44		47,773	38,475	24
Common equity	49,319	56,885	(13)		51,940	56,333	(8)
Total stockholders’ equity	54,165	62,376	(13)		56,786	61,504	(8)
Selected performance metrics
Purchase volume	$148,491	$132,676	12%		$282,153	$241,009	17%
Total net revenue margin(2)	8.25%	7.56%	69	bps	8.27%	7.44%	83	bps
Net interest margin	6.54	5.89	65		6.51	5.94	57
Return on average assets(3)	1.87	3.34	(147)		2.05	3.25	(120)
Return on average tangible assets(4)	1.93	3.46	(153)		2.12	3.36	(124)
Return on average common equity(5)	15.81	24.24	(8)%		16.43	23.73	(7)%
Return on average tangible common equity(6)	22.63	32.75	(10)		23.03	32.19	(9)
Equity-to-assets ratio(7)	12.44	14.71	(227)	bps	13.12	14.54	(142)	bps
Non-interest expense as a percentage of average loans held for investment	6.41	6.44	(3)		6.51	6.29	22
Efficiency ratio(8)	55.67	53.78	189		55.68	53.19	249
Operating efficiency ratio(9)	43.49	45.38	(189)		43.97	45.45	(148)
Effective income tax rate from continuing operations	20.8	22.6	(180)		19.5	21.7	(220)
Net charge-offs	$845	$541	56%		$1,612	$1,281	26%
Net charge-off rate	1.18%	0.88%	30	bps	1.15%	1.04%	11	bps

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021	Change
Balance sheet (period-end)
Loans held for investment	$296,384	$277,340	7%
Interest-earning assets	406,565	397,341	2
Total assets	440,288	432,381	2
Interest-bearing deposits	270,881	272,937	(1)
Total deposits	307,885	310,980	(1)
Borrowings	58,938	43,086	37
Common equity	48,564	56,184	(14)
Total stockholders’ equity	53,410	61,029	(12)
Credit quality metrics
Allowance for credit losses	$11,491	$11,430	1%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	3.88%	4.12%	(24)	bps
30+ day performing delinquency rate	2.36	2.25	11
30+ day delinquency rate	2.54	2.41	13
Capital ratios

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021	Change
Common equity Tier 1 capital(10)	12.1%	13.1%	(100)	bps
Tier 1 capital(10)	13.5	14.5	(100)
Total capital(10)	15.7	16.9	(120)
Tier 1 leverage(10)	11.1	11.6	(50)
Tangible common equity(11)	7.9	9.9	(200)
Supplementary leverage(10)	9.4	9.9	(50)
Other
Employees (period end, in thousands)	53.6	50.8	6%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity (“TCE”) divided by common shares outstanding. See “MD&A—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $2.0 billion ($4.96 per diluted common share) on total net revenue of $8.2 billion and net income of $4.4 billion ($10.61 per diluted common share) on total net revenue of $16.4 billion for the second quarter and first six months of 2022. In comparison, we reported net income of $3.5 billion ($7.62 per diluted common share) on total net revenue of $7.4 billion and net income of $6.9 billion ($14.65 per diluted common share) on total net revenue of $14.5 billion for the second quarter and first six months of 2021.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.1% and 13.1% as of June 30, 2022 and December 31, 2021, respectively. See “MD&A—Capital Management” for additional information.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. We repurchased approximately $2.0 billion of shares of our common stock during the second quarter of 2022 and $4.4 billion during the first six months of 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock beginning in the third quarter of 2022. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2022. These highlights are based on a comparison between the results of the second quarter and first six months of 2022 and 2021, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2022 compared to December 31, 2021. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $1.5 billion to $2.0 billion in the second quarter of 2022 compared to the second quarter of 2021 and decreased by $2.4 billion to $4.4 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by:
◦Higher provision for credit losses driven by allowance builds in our Consumer and Commercial businesses due to loan growth and continued economic uncertainty, compared to allowance releases across all of our segments in the first half of 2021.
◦Higher non-interest expense primarily driven by increased marketing spend primarily in our Credit Card business to generate growth in spending and new accounts.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher average loan balances and margins in our credit card loan portfolio.
◦Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $19.0 billion to $296.4 billion as of June 30, 2022 from December 31, 2021 driven by growth across all of our segments.
◦Average loans held for investment increased by $39.6 billion to $286.1 billion in the second quarter of 2022 compared to the second quarter of 2021 and increased by $35.5 billion to $280.8 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by growth across all of our segments.

9	Capital One Financial Corporation (COF)

•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 30 basis points (“bps”) to 1.18% in the second quarter of 2022 compared to the second quarter of 2021 and increased by 11 basis points to 1.15% in the first six months of 2022 compared to the first six months of 2021 primarily driven by gradual credit normalization, partly offset by higher average loan balances.
◦Our 30+ day delinquency rate increased by 13 basis points to 2.54% as of June 30, 2022 from December 31, 2021 primarily driven by continued gradual credit normalization, partly offset by higher ending loan balances.
•Allowance for Credit Losses: Our allowance for credit losses increased by $61 million to $11.5 billion as of June 30, 2022 compared to December 31, 2021. Our allowance coverage ratio decreased by 24 basis points to 3.88% as of June 30, 2022 compared to December 31, 2021 primarily driven by loan growth and continued strong credit performance in Credit Card.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2022 and 2021. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2022 and 2021 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$115,835	$4,413	15.24%	$101,642	$3,568	14.04%
Consumer banking	81,096	1,433	7.07	72,705	1,451	7.99
Commercial banking(3)	90,203	716	3.17	74,933	510	2.72
Other(4)	—	43	**	—	224	**
Total loans, including loans held for sale	287,134	6,605	9.20	249,280	5,753	9.23
Investment securities	92,062	435	1.89	100,071	370	1.48
Cash equivalents and other interest-earning assets	19,738	55	1.10	40,778	16	0.16
Total interest-earning assets	398,934	7,095	7.11	390,129	6,139	6.29
Cash and due from banks	5,162			5,417
Allowance for credit losses	(11,303)			(14,007)
Premises and equipment, net	4,262			4,275
Other assets	38,272			38,285
Total assets	$435,327			$424,099
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$268,104	$293	0.44%	$273,476	$237	0.35%
Securitized debt obligations	15,041	65	1.73	10,890	28	1.03
Senior and subordinated notes	28,919	194	2.68	25,487	122	1.92
Other borrowings and liabilities	10,922	26	0.98	2,198	9	1.67
Total interest-bearing liabilities	322,986	578	0.72	312,051	396	0.50
Non-interest-bearing deposits	37,850			34,741
Other liabilities	20,326			14,931
Total liabilities	381,162			361,723
Stockholders’ equity	54,165			62,376
Total liabilities and stockholders’ equity	$435,327			$424,099
Net interest income/spread		$6,517	6.40		$5,743	5.79
Impact of non-interest-bearing funding			0.14			0.10
Net interest margin			6.54%			5.89%

11	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$115,007	$8,687	15.11%	$102,078	$7,281	14.26%
Consumer banking	79,957	2,844	7.11	70,979	2,864	8.07
Commercial banking(3)	88,136	1,287	2.92	74,927	1,026	2.74
Other(4)	—	154	**	—	436	**
Total loans, including loans held for sale	283,100	12,972	9.16	247,984	11,607	9.36
Investment securities	93,374	837	1.79	99,189	761	1.53
Cash equivalents and other interest-earning assets	20,047	70	0.69	42,182	32	0.15
Total interest-earning assets	396,521	13,879	7.00	389,355	12,400	6.37
Cash and due from banks	5,206			5,251
Allowance for credit losses	(11,365)			(14,773)
Premises and equipment, net	4,248			4,279
Other assets	38,196			38,847
Total assets	$432,806			$422,959
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$269,953	$511	0.38%	$273,417	$506	0.37%
Securitized debt obligations	14,394	94	1.31	11,561	60	1.04
Senior and subordinated notes	27,707	325	2.34	26,223	251	1.92
Other borrowings and liabilities	7,298	35	0.98	2,205	18	1.65
Total interest-bearing liabilities	319,352	965	0.60	313,406	835	0.53
Non-interest-bearing deposits	37,812			33,228
Other liabilities	18,856			14,821
Total liabilities	376,020			361,455
Stockholders’ equity	56,786			61,504
Total liabilities and stockholders’ equity	$432,806			$422,959
Net interest income/spread		$12,914	6.40		$11,565	5.84
Impact of non-interest-bearing funding			0.11			0.10
Net interest margin			6.51%			5.94%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense. Accordingly, total interest earning assets less total interest bearing liabilities may not total net interest income/spread.
(2)Past due fees included in interest income totaled approximately $439 million and $877 million in the second quarter and first six months of 2022, respectively, and $302 million and $612 million in the the second quarter and first six months of 2021, respectively.
(3)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $18 million and $36 million in the second quarter and first six months of 2022, respectively, and $19 million and $38 million in the the second quarter and first six months of 2021, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.

12	Capital One Financial Corporation (COF)

Net interest income increased by $774 million to $6.5 billion in the second quarter of 2022 compared to the second quarter of 2021 and increased by $1.3 billion to $12.9 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by higher average loan balances and margins in our credit card loan portfolio.
Net interest margin increased by 65 basis points to 6.54% in the second quarter of 2022 compared to the second quarter of 2021 and increased by 57 basis points to 6.51% in the first six months of 2022 compared to the first six months of 2021 primarily driven by lower average cash and securities balances and higher average loan balances.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$845	$523	$322	$1,406	$958	$448
Consumer banking	(18)	148	(166)	(20)	319	(339)
Commercial banking(2)	206	113	93	261	189	72
Other(3)	(181)	—	(181)	(282)	—	(282)
Total loans, including loans held for sale	852	784	68	1,365	1,466	(101)
Investment securities	65	(30)	95	76	(44)	120
Cash equivalents and other interest-earning assets	39	(8)	47	38	(17)	55
Total interest income	956	746	210	1,479	1,405	74
Interest expense:
Interest-bearing deposits	56	(5)	61	5	(6)	11
Securitized debt obligations	37	13	24	34	16	18
Senior and subordinated notes	72	18	54	74	15	59
Other borrowings and liabilities	17	21	(4)	17	24	(7)
Total interest expense	182	47	135	130	49	81
Net interest income	$774	$699	$75	$1,349	$1,356	$(7)
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

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2022 and 2021.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Interchange fees, net	$1,201	$1,016	$2,234	$1,833
Service charges and other customer-related fees	415	384	815	736
Other non-interest income:(1)
Mortgage banking revenue	26	40	94	100
Treasury and other investment income	(26)	94	(44)	78
Other	99	97	392	175
Total other non-interest income	99	231	442	353
Total non-interest income	$1,715	$1,631	$3,491	$2,922
________
(1)Includes losses of $62 million and $87 million on deferred compensation plan investments in the second quarter and first six months of 2022, respectively, and gains of $26 million and $45 million on deferred compensation plan investments in the second quarter and first six months of 2021, respectively. These amounts have corresponding offsets in non-interest expense.
Non-interest income increased by $84 million to $1.7 billion in the second quarter of 2022 compared to the second quarter of 2021 and increased by $569 million to $3.5 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by higher net interchange fees due to an increase in purchase volume in our Credit Card business.

Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $2.2 billion to $1.1 billion in the second quarter of 2022 and increased by $3.7 billion to $1.8 billion in the first six months of 2022 primarily driven by allowance builds in our Consumer and Commercial businesses due to loan growth and continued economic uncertainty, compared to allowance releases across all of our segments in the first half of 2021.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K.

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2022 and 2021.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Salaries and associate benefits(1)	$1,946	$1,781	$3,972	$3,628
Occupancy and equipment	481	523	994	995
Marketing	1,003	620	1,921	1,121
Professional services	458	341	855	633
Communications and data processing	339	315	678	617
Amortization of intangibles	14	5	28	11
Other non-interest expense:
Bankcard, regulatory and other fee assessments	61	38	121	90
Collections	79	95	163	179
Other	202	248	402	432
Total other non-interest expense	342	381	686	701
Total non-interest expense	$4,583	$3,966	$9,134	$7,706
_________
(1)Includes a benefit of $62 million and $87 million related to our deferred compensation plan investments for the second quarter and first six months of 2022, respectively, and expense of $26 million and $45 million related to our deferred compensation plan investments for the second quarter and first six months of 2021, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $617 million to $4.6 billion in the second quarter of 2022 compared to the second quarter of 2021 and increased by $1.4 billion to $9.1 billion in the first six months of 2022 compared to the the first six months of 2021 primarily driven by increased marketing spend.
Income Taxes
We recorded an income tax provision of $533 million (20.8% effective income tax rate) and $1.1 billion (19.5% effective income tax rate) in the second quarter and first six months of 2022, respectively, compared to an income tax provision of $1.0 billion (22.6% effective income tax rate) and $1.9 billion (21.7% effective income tax rate) in the second quarter and first six months of 2021, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
The decrease in our effective income tax rate in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 was primarily due to higher tax credits relative to our income.

In the second quarter of 2022, the Internal Revenue Service completed the audits of tax years 2017 through 2019 resulting in a $358 million payable that was previously recognized and has no impact to our current period consolidated financial statements.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2021 Form 10-K.

15	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $7.9 billion to $440.3 billion as of June 30, 2022 from December 31, 2021 primarily driven by growth in our loan portfolios, partially offset by net paydowns and a decline in the fair value of our investment securities portfolio.
Total liabilities increased by $15.5 billion to $386.9 billion as of June 30, 2022 from December 31, 2021 primarily driven by net issuances of Federal Home Loan Banks (“FHLB”) advances and senior unsecured debt.
Stockholders’ equity decreased by $7.6 billion to $53.4 billion as of June 30, 2022 from December 31, 2021 primarily driven by a decrease in accumulated other comprehensive income due to a decline in the fair value of our investment securities portfolio, as well as common stock repurchases which were largely offset by net income of $4.4 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2022. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of June 30, 2022 and December 31, 2021, respectively.
The fair value of our available for sale securities portfolio decreased by $12.2 billion to $83.0 billion as of June 30, 2022 from December 31, 2021, primarily driven by the increases in interest rates and net paydowns. See “Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of June 30, 2022 and December 31, 2021.
Table 6: Loans Held for Investment

	June 30, 2022			December 31, 2021
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$120,880	$8,166	$112,714	$114,772	$8,345	$106,427
Consumer Banking	81,531	2,047	79,484	77,646	1,918	75,728
Commercial Banking	93,973	1,278	92,695	84,922	1,167	83,755
Total	$296,384	$11,491	$284,893	$277,340	$11,430	$265,910
Loans held for investment increased by $19.0 billion to $296.4 billion as of June 30, 2022 from December 31, 2021 primarily driven by growth across all of our segments.
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

16	Capital One Financial Corporation (COF)

Table 7 provides the composition of our primary sources of funding as of June 30, 2022 and December 31, 2021.
Table 7: Funding Sources Composition

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$255,904	69%	$256,407	72%
Commercial Banking	38,844	11	44,809	13
Other(1)	13,137	4	9,764	3
Total deposits	307,885	84	310,980	88
Securitized debt obligations	17,466	5	14,994	4
Other debt	41,472	11	28,092	8
Total funding sources	$366,823	100%	$354,066	100%
__________
(1)Includes brokered deposits of $12.1 billion and $8.6 billion as of June 30, 2022 and December 31, 2021, respectively.
Total deposits decreased by $3.1 billion to $307.9 billion as of June 30, 2022 from December 31, 2021 primarily driven by the impact of a rising and competitive interest rate environment and seasonality in Commercial Banking.
Securitized debt obligations increased by $2.5 billion to $17.5 billion as of June 30, 2022 from December 31, 2021 primarily driven by net issuances in our credit card and auto securitization programs.
Other debt increased by $13.4 billion to $41.5 billion as of June 30, 2022 from December 31, 2021 primarily driven by a net increase in FHLB advances.
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
We summarize our business segment results for the second quarter and first six months of 2022 and 2021 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2022 compared to December 31, 2021. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

18	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the second quarter and first six months of 2022 and 2021.
Table 8: Business Segment Results

	Three Months Ended June 30,
	2022				2021
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$5,309	65%	$1,491	74%	$4,470	61%	$2,170	61%
Consumer Banking	2,243	27	516	25	2,245	30	1,091	31
Commercial Banking(3)	907	11	152	7	717	10	396	11
Other(3)	(227)	(3)	(128)	(6)	(58)	(1)	(120)	(3)
Total	$8,232	100%	$2,031	100%	$7,374	100%	$3,537	100%

	Six Months Ended June 30,
	2022				2021
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$10,606	65%	$2,991	68%	$8,871	61%	$4,275	62%
Consumer Banking	4,461	27	1,166	26	4,416	31	1,993	29
Commercial Banking(3)	1,791	11	448	10	1,477	10	812	12
Other(3)	(453)	(3)	(171)	(4)	(277)	(2)	(216)	(3)
Total	$16,405	100%	$4,434	100%	$14,487	100%	$6,864	100%
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
Our Credit Card business generated net income from continuing operations of $1.5 billion and $3.0 billion in the second quarter and first six months of 2022, respectively, and $2.2 billion and $4.3 billion in the second quarter and first six months of 2021, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2022	2021	Change		2022	2021	Change
Selected income statement data:
Net interest income	$3,899	$3,217	21%		$7,738	$6,589	17%
Non-interest income	1,410	1,253	13		2,868	2,282	26
Total net revenue(1)	5,309	4,470	19		10,606	8,871	20
Provision (benefit) for credit losses	581	(635)	**		1,126	(1,127)	**
Non-interest expense	2,771	2,263	22		5,554	4,398	26
Income from continuing operations before income taxes	1,957	2,842	(31)		3,926	5,600	(30)
Income tax provision	466	672	(31)		935	1,325	(29)
Income from continuing operations, net of tax	$1,491	$2,170	(31)		$2,991	$4,275	(30)
Selected performance metrics:
Average loans held for investment	$115,835	$99,674	16		$113,670	$100,102	14
Average yield on loans(2)	15.24%	14.04%	120	bps	15.11%	14.26%	85	bps
Total net revenue margin(3)	18.33	17.59	74		18.44	17.38	106
Net charge-offs	$678	$571	19%		$1,285	$1,204	7%
Net charge-off rate	2.34%	2.29%	5	bps	2.26%	2.41%	(15)	bps
Purchase volume	$148,491	$132,676	12%		$282,153	$241,009	17%

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$120,880	$114,772	5%
30+ day performing delinquency rate	2.42%	2.28%	14	bps
30+ day delinquency rate	2.42	2.29	13
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$8,166	$8,345	(2)%
Allowance coverage ratio	6.76%	7.27%	(51)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Total net revenue was reduced by $211 million and $403 million in the second quarter and first six months of 2022, respectively, compared to $175 million and $355 million in the second quarter and first six months of 2021, respectively, for finance charges and fees charged-off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.

20	Capital One Financial Corporation (COF)

(4)Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “MD&A—Nonperforming Loans and Other Nonperforming Assets” for additional information.
** Not meaningful.
Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021, and changes in financial condition and credit performance between June 30, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $682 million to $3.9 billion in the second quarter of 2022 and increased by $1.1 billion to $7.7 billion in the first six months of 2022 primarily driven by higher average loan balances and higher margins.
•Non-Interest Income: Non-interest income increased by $157 million to $1.4 billion in the second quarter of 2022 and increased by $586 million to $2.9 billion in the first six months of 2022 primarily driven by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses increased by $1.2 billion to $581 million in the second quarter of 2022 and increased by $2.3 billion to $1.1 billion in the first six months of 2022 driven by more modest allowance releases in 2022 due to continued strong credit performance, partially offset by loan growth and continued economic uncertainty, compared to allowance releases in the first half of 2021.
•Non-Interest Expense: Non-interest expense increased by $508 million to $2.8 billion in the second quarter of 2022 and increased by $1.2 billion to $5.6 billion in the first six months of 2022 primarily driven by increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $6.1 billion to $120.9 billion as of June 30, 2022 from December 31, 2021 primarily driven by higher purchase volume and slightly lower customer payment rates.

•Average loans held for investment increased by $16.2 billion to $115.8 billion in the second quarter of 2022 compared to the second quarter of 2021 and increased by $13.6 billion to $113.7 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by higher purchase volume and slightly lower customer payment rates.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 5 basis points to 2.34% in the second quarter of 2022 compared to the second quarter of 2021. The net charge-off rate decreased by 15 basis points to 2.26% in the first six months of 2022 compared to the first six months of 2021 primarily driven by higher average loan balances, partially offset by continued gradual credit normalization.

•The 30+ day delinquency rate increased by 13 basis points to 2.42% as of June 30, 2022 from December 31, 2021 primarily driven by continued gradual credit normalization, partially offset by higher ending loan balances.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.5 billion and $2.8 billion in the second quarter and first six months of 2022, respectively, and $2.0 billion and $4.0 billion in the second quarter and first six months of 2021, respectively. In the second quarter and first six months of 2022 and 2021, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.

21	Capital One Financial Corporation (COF)

Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2022	2021	Change		2022	2021	Change
Selected income statement data:
Net interest income	$3,651	$2,944	24%		$7,271	$6,039	20%
Non-interest income	1,340	1,183	13		2,588	2,142	21
Total net revenue(1)	4,991	4,127	21		9,859	8,181	21
Provision (benefit) for credit losses	494	(561)	**		1,053	(1,052)	**
Non-interest expense	2,594	2,034	28		5,158	3,957	30
Income from continuing operations before income taxes	1,903	2,654	(28)		3,648	5,276	(31)
Income tax provision	450	626	(28)		864	1,245	(31)
Income from continuing operations, net of tax	$1,453	$2,028	(28)		$2,784	$4,031	(31)
Selected performance metrics:
Average loans held for investment	$109,962	$91,535	20%		$107,761	$92,062	17%
Average yield on loans(2)	15.03%	13.91%	112bps		14.92%	14.13%	79bps
Total net revenue margin(3)	18.16	17.66	50		18.21	17.40	81
Net charge-offs	$622	$522	19%		$1,181	$1,109	6%
Net charge-off rate	2.26%	2.28%	(2)bps		2.19%	2.41%	(22)bps
Purchase volume	$144,668	$122,456	18%		$270,952	$222,416	22%

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$115,004	$108,723	6%
30+ day performing delinquency rate	2.35%	2.22%	13	bps
Allowance for credit losses	$7,840	$7,968	(2)%
Allowance coverage ratio	6.82%	7.33%	(51)	bps
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
**    Not meaningful.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the second quarter of 2022 and in the first six months of 2022 compared to the second quarter of 2021 and in the first six months of 2021 primarily driven by:

22	Capital One Financial Corporation (COF)

•Higher provision for credit losses as we had more modest allowance releases in 2022 due to continued strong credit performance, partially offset by loan growth and continued economic uncertainty, compared to allowance releases in the first half of 2021.
•Higher non-interest expense primarily driven by increased marketing spend.
These drivers were partially offset by:
•Higher net interest income primarily driven by higher average loan balances and higher margins.
•Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $516 million and $1.2 billion in the second quarter and first six months of 2022, respectively, and $1.1 billion and $2.0 billion in the second quarter and first six months of 2021, respectively.

23	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2022	2021	Change	2022	2021	Change
Selected income statement data:
Net interest income	$2,147	$2,101	2%	$4,260	$4,131	3%
Non-interest income	96	144	(33)	201	285	(29)
Total net revenue	2,243	2,245	—	4,461	4,416	1
Provision (benefit) for credit losses	281	(306)	**	411	(432)	**
Non-interest expense	1,286	1,123	15	2,522	2,240	13
Income from continuing operations before income taxes	676	1,428	(53)	1,528	2,608	(41)
Income tax provision	160	337	(53)	362	615	(41)
Income from continuing operations, net of tax	$516	$1,091	(53)	$1,166	$1,993	(41)
Selected performance metrics:
Average loans held for investment:
Auto	$79,313	$69,543	14	$78,109	$67,873	15
Retail banking	1,668	3,162	(47)	1,732	3,106	(44)
Total consumer banking	$80,981	$72,705	11	$79,841	$70,979	12
Average yield on loans held for investment(1)	7.08%	7.99%	(91)bps	7.13%	8.07%	(94)bps
Average deposits	$254,336	$252,488	1%	$254,798	$251,002	2%
Average deposits interest rate	0.38%	0.31%	7bps	0.33%	0.33%	—
Net charge-offs (recoveries)	$136	$(11)	**	$282	$80	**
Net charge-off (recovery) rate	0.67%	(0.06)%	73bps	0.71%	0.23%	48bps
Auto loan originations	$10,328	$12,959	(20)%	$22,041	$21,792	1%

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Auto	$79,926	$75,779	5%
Retail banking	1,605	1,867	(14)
Total consumer banking	$81,531	$77,646	5
30+ day performing delinquency rate	4.39%	4.26%	13bps
30+ day delinquency rate	4.81	4.66	15
Nonperforming loan rate	0.54	0.50	4
Nonperforming asset rate(2)	0.60	0.56	4
Allowance for credit losses	$2,047	$1,918	7%
Allowance coverage ratio	2.51%	2.47%	4bps
Deposits	$255,904	$256,407	—
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
**    Not meaningful.

24	Capital One Financial Corporation (COF)

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021, and changes in financial condition and credit performance between June 30, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $46 million to $2.1 billion in the second quarter of 2022 and increased by $129 million to $4.3 billion in the first six months of 2022 primarily driven by higher margins in our Retail Banking business due to the increases in interest rates.
•Non-Interest Income: Non-interest income decreased by $48 million to $96 million in the second quarter of 2022 and decreased by $84 million to $201 million in the first six months of 2022 primarily driven by changes to our customer overdraft and non-sufficient funds policies in our Retail Banking business.
•Provision for Credit Losses: Provision for credit losses increased by $587 million to $281 million in the second quarter of 2022 and increased by $843 million to $411 million in the first six months of 2022 primarily driven by an allowance build due to loan growth and continued economic uncertainty, compared to allowance releases in the first half of 2021.
•Non-Interest Expense: Non-interest expense increased by $163 million to $1.3 billion in the second quarter of 2022 and increased by $282 million to $2.5 billion in the first six months of 2022 primarily driven by continued investment in technology and infrastructure, as well as increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $3.9 billion to $81.5 billion as of June 30, 2022 from December 31, 2021 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $8.3 billion to $81.0 billion in the second quarter of 2022 compared to the the second quarter of 2021 and increased by $8.9 billion to $79.8 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits decreased by $503 million to $255.9 billion as of June 30, 2022 compared to December 31, 2021.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 73 basis points to 0.67% in the second quarter of 2022 compared to the the second quarter of 2021 and increased by 48 basis points to 0.71% in the first six months of 2022 compared to the first six months of 2021 primarily driven by gradual credit normalization in our auto loan portfolio.
•The 30+ day delinquency rate increased by 15 basis points to 4.81% as of June 30, 2022 from December 31, 2021 primarily driven by gradual credit normalization in our auto loan portfolio.
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
Our Commercial Banking business generated net income from continuing operations of $152 million and $448 million in the second quarter and first six months of 2022, respectively, and $396 million and $812 million in the second quarter and first six months of 2021, respectively.

25	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2022	2021	Change		2022	2021	Change
Selected income statement data:
Net interest income	$635	$460	38%		$1,242	$980	27%
Non-interest income	272	257	6		549	497	10
Total net revenue(1)	907	717	26		1,791	1,477	21
Provision (benefit) for credit losses(2)	222	(219)	**		230	(422)	**
Non-interest expense	485	417	16		973	836	16
Income from continuing operations before income taxes	200	519	(61)		588	1,063	(45)
Income tax provision	48	123	(61)		140	251	(44)
Income from continuing operations, net of tax	$152	$396	(62)		$448	$812	(45)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$35,754	$30,124	19		$35,215	$29,991	17
Commercial and industrial	53,540	43,960	22		52,030	44,135	18
Total commercial banking	$89,294	$74,084	21		$87,245	$74,126	18
Average yield on loans held for investment(1)(3)	3.18%	2.72%	46bps		2.92%	2.74%	18bps
Average deposits	$40,536	$42,311	(4)%		$42,760	$41,215	4%
Average deposits interest rate	0.19%	0.14%	5bps		0.15%	0.16%	(1) bps
Net charge-offs (recoveries)	$31	$(19)	**		$45	$(3)	**
Net charge-off (recovery) rate	0.14%	(0.11)%	25bps		0.10%	(0.01)%	11bps

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$37,845	$35,262	7%
Commercial and industrial	56,128	49,660	13
Total commercial banking	$93,973	$84,922	11
Nonperforming loan rate	0.70%	0.82%	(12)	bps
Nonperforming asset rate(4)	0.70	0.82	(12)
Allowance for credit losses(2)	$1,278	$1,167	10%
Allowance coverage ratio	1.36%	1.37%	(1)	bps
Deposits	$38,844	$44,809	(13)%
Loans serviced for others	50,111	48,562	3
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $239 million and $165 million as of June 30, 2022 and December 31, 2021, respectively.
(3)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.

26	Capital One Financial Corporation (COF)

(4)Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and other foreclosed assets.
**    Not meaningful.
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021, and changes in financial condition and credit performance between June 30, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $175 million to $635 million in the second quarter of 2022 and increased by $262 million to $1.2 billion in the first six months of 2022 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income increased by $15 million to $272 million in the second quarter of 2022 and increased by $52 million to $549 million in the first six months of 2022 primarily driven by higher activity in our capital markets business.
•Provision for Credit Losses: Provision for credit losses increased by $441 million to $222 million in the second quarter of 2022 and increased by $652 million to $230 million in the first six months of 2022 primarily driven by an allowance build due to loan growth and continued economic uncertainty, compared to allowance releases in the first half of 2021.
•Non-Interest Expense: Non-interest expense increased by $68 million to $485 million in the second quarter of 2022 and increased by $137 million to $973 million in the first six months of 2022 primarily driven by continued investment in our growth strategies, infrastructure and technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $9.1 billion to $94.0 billion as of June 30, 2022 from December 31, 2021 primarily driven by growth across our loan portfolio.
•Average loans held for investment increased by $15.2 billion to $89.3 billion in the second quarter of 2022 compared to the second quarter of 2021 and increased by $13.1 billion to $87.2 billion in the first six months of 2022 compared to the first six months of 2021 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $6.0 billion to $38.8 billion as of June 30, 2022 from December 31, 2021 primarily driven by the transfer of deposits to our retail banking portfolio, the impact of a rising and competitive interest rate environment and seasonality.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 25 basis points to 0.14% in the second quarter of 2022 and increased by 11 basis points to 0.10% in the first six months of 2022 primarily driven by isolated charge offs in our commercial and industrial loan portfolio.
•The nonperforming loan rate decreased by 12 basis points to 0.70% as of June 30, 2022 compared to December 31, 2021 primarily driven by higher ending loan balances and improvements in our commercial real estate portfolio.
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
•offsets related to certain line-item reclassifications;

27	Capital One Financial Corporation (COF)

•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.
Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Selected income statement data:
Net interest loss	$(164)	$(35)	**	$(326)	$(135)	141%
Non-interest loss	(63)	(23)	174%	(127)	(142)	(11)
Total net loss(1)	(227)	(58)	**	(453)	(277)	64
Provision (benefit) for credit losses	1	—	**	(5)	(2)	150
Non-interest expense	41	163	(75)	85	232	(63)
Loss from continuing operations before income taxes	(269)	(221)	22	(533)	(507)	5
Income tax benefit	(141)	(101)	40	(362)	(291)	24
Loss from continuing operations, net of tax	$(128)	$(120)	7	$(171)	$(216)	(21)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $8 million to a loss of $128 million in the second quarter of 2022 compared to the second quarter of 2021.
Loss from continuing operations decreased by $45 million to a loss of $171 million in the first six months of 2022 compared to the first six months of 2021 primarily driven by a higher income tax benefit due to the relative impact of tax credits.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2021 Form 10-K under “MD&A—Critical Accounting Policies and Estimates.”

28	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of June 30, 2022

Standard	Guidance	Adoption Timing and Financial Statement Impacts
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

This ASU is effective for us on January 1, 2023.

We plan to adopt the standard on its effective date using the modified retrospective method. We do not expect such adoption to have a material impact on our consolidated financial statements.

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

29	Capital One Financial Corporation (COF)

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
Based on the Company’s 2021 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2021 through September 30, 2022 is 2.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.0%, 8.5% and 10.5%, respectively, for the period from October 1, 2021 through September 30, 2022.
Based on the Company’s 2022 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 is 3.1%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.
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
As of June 30, 2022 and December 31, 2021, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and each of the Company and the Banks were “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Banks are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of June 30, 2022, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
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

30	Capital One Financial Corporation (COF)

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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we phased in 25% of this amount, or $599 million, on January 1, 2022, leaving $1.8 billion to be phased in over 2023-2025. As of June 30, 2022, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.1% and would have been 11.6% excluding the impact of the CECL Transition Rule (or "on a fully phased-in basis").
For the description of the regulatory capital rules to which we are subject, see “MD&A—Supervision and Regulation” of this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of June 30, 2022 and December 31, 2021.
Table 13: Capital Ratios Under Basel III(1)(2)

	June 30, 2022			December 31, 2021
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.1%	4.5%	N/A	13.1%	4.5%	N/A
Tier 1 capital(4)	13.5	6.0	6.0%	14.5	6.0	6.0%
Total capital(5)	15.7	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(6)	11.1	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(7)	9.4	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	17.7	4.5	6.5	16.5	4.5	6.5
Tier 1 capital(4)	17.7	6.0	8.0	16.5	6.0	8.0
Total capital(5)	19.0	8.0	10.0	18.0	8.0	10.0
Tier 1 leverage(6)	15.8	4.0	5.0	14.9	4.0	5.0
Supplementary leverage(7)	13.0	3.0	N/A	12.0	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	11.1	4.5	6.5	11.1	4.5	6.5
Tier 1 capital(4)	11.1	6.0	8.0	11.1	6.0	8.0
Total capital(5)	12.3	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage(6)	7.5	4.0	5.0	7.4	4.0	5.0
Supplementary leverage(7)	6.7	3.0	N/A	6.6	3.0	N/A
__________

31	Capital One Financial Corporation (COF)

(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of June 30, 2022 are preliminary and therefore subject to change until we file our June 30, 2022 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of June 30, 2022 and December 31, 2021.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2022	December 31, 2021
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$57,278	$58,206
Adjustments:
AOCI, net of tax(1)	(72)	(23)
Goodwill, net of related deferred tax liabilities	(14,548)	(14,562)
Other Intangible assets, net of related deferred tax liabilities	(80)	(108)
Other(2)	(15)	(12)
Common equity Tier 1 capital	42,563	43,501
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	47,408	48,346
Tier 2 capital instruments	3,235	3,532
Qualifying allowance for credit losses	4,457	4,211
Tier 2 capital	7,692	7,743
Total capital	$55,100	$56,089

Regulatory Capital Metrics
Risk-weighted assets	$351,746	$332,673
Adjusted average assets	427,446	415,141
Total leverage exposure	501,795	486,405
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “MD&A—Capital Management—Basel III and United States Capital Rules” in this Report.
(2)Includes deferred tax assets deducted from regulatory capital.
Capital Planning and Regulatory Stress Testing
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. We repurchased approximately $2.0 billion of shares of our common stock during the second quarter of 2022 and $4.4 billion during the first six months of 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock beginning in the third quarter of 2022.
On June 23, 2022, the Federal Reserve released the supervisory stress test results for the 2022 Comprehensive Capital Analysis and Review (“CCAR”) cycle. Based on the Company’s 2022 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 is 3.1%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.

32	Capital One Financial Corporation (COF)

For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “MD&A—Supervision and Regulation” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K.
Dividend Policy and Stock Purchases
In the first six months of 2022, we declared and paid common stock dividends of $490 million, or $1.20 per share, and preferred stock dividends of $114 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2022.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2022
					Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of June 30, 2022, funds available for dividend payments from COBNA and CONA were $2.3 billion and $530 million, respectively. There can be no assurance that we will declare and pay any dividends to stockholders.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. We repurchased approximately $2.0 billion of shares of our common stock during the second quarter of 2022 and $4.4 billion during the first six months of 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock beginning in the third quarter of 2022.
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

34	Capital One Financial Corporation (COF)

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
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $875 million and $5.9 billion as of June 30, 2022 and December 31, 2021, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2022 and December 31, 2021.
Table 16: Portfolio Composition of Loans Held for Investment

	June 30, 2022		December 31, 2021
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$115,004	38.8%	$108,723	39.2%
International card businesses	5,876	2.0	6,049	2.2
Total credit card	120,880	40.8	114,772	41.4

35	Capital One Financial Corporation (COF)

	June 30, 2022		December 31, 2021
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Consumer Banking:
Auto	79,926	27.0	75,779	27.3
Retail banking(1)	1,605	0.5	1,867	0.7
Total consumer banking	81,531	27.5	77,646	28.0
Commercial Banking:(1)
Commercial and multifamily real estate	37,845	12.8	35,262	12.7
Commercial and industrial	56,128	18.9	49,660	17.9
Total commercial banking	93,973	31.7	84,922	30.6
Total loans held for investment	$296,384	100.0%	$277,340	100.0%
__________
(1)Includes Paycheck Protection Program (“PPP”) loans of $73 million and $37 million in our retail and commercial loan portfolios, respectively, as of June 30, 2022 and $232 million and $102 million as of December 31, 2021, respectively.
Geographic Composition
We market our credit card products throughout the United States, Canada, and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of June 30, 2022 and December 31, 2021.
Table 17: Credit Card Portfolio by Geographic Region

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$11,813	9.8%	$11,096	9.7%
Texas	9,714	8.0	9,100	7.9
Florida	8,224	6.8	7,738	6.7
New York	7,404	6.1	6,972	6.1
Pennsylvania	4,772	3.9	4,568	4.0
Illinois	4,704	3.9	4,478	3.9
Ohio	4,121	3.4	3,949	3.4
New Jersey	3,730	3.1	3,520	3.1
Georgia	3,600	3.0	3,397	3.0
Michigan	3,465	2.9	3,306	2.9
Other	53,457	44.2	50,599	44.0
Total domestic credit card	115,004	95.1	108,723	94.7
International card businesses:
Canada	2,979	2.5	3,015	2.6
United Kingdom	2,897	2.4	3,034	2.7
Total international card businesses	5,876	4.9	6,049	5.3
Total credit card	$120,880	100.0%	$114,772	100.0%

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and Café network.

36	Capital One Financial Corporation (COF)

The table below presents the geographic profile of our auto loan and retail banking portfolios as of June 30, 2022 and December 31, 2021.
Table 18: Consumer Banking Portfolio by Geographic Region

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
California	$9,800	12.0%	$9,127	11.8%
Texas	9,768	12.0	9,292	12.0
Florida	6,841	8.4	6,443	8.3
Georgia	3,382	4.1	3,283	4.2
Pennsylvania	3,356	4.1	3,139	4.0
Ohio	3,177	3.9	3,053	3.9
Illinois	3,133	3.8	2,899	3.7
New York	2,699	3.3	2,536	3.3
Other	37,770	46.4	36,007	46.4
Total auto	79,926	98.0	$75,779	97.6%
Retail banking:
New York	505	0.6	613	0.8
Louisiana	339	0.4	363	0.4
Texas	297	0.4	383	0.5
New Jersey	133	0.2	149	0.2
Maryland	102	0.1	118	0.2
Virginia	70	0.1	93	0.1
Other	159	0.2	148	0.2
Total retail banking	1,605	2.0	1,867	2.4
Total consumer banking	$81,531	100.0%	$77,646	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of June 30, 2022 and December 31, 2021.
Table 19: Commercial Real Estate Portfolio by Region

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$16,090	42.5%	$16,025	45.4%
South	8,015	21.2	6,210	17.6
Pacific West	5,980	15.8	5,556	15.8
Mid-Atlantic	3,220	8.5	3,105	8.8
Midwest	2,606	6.9	2,863	8.1
Mountain	1,934	5.1	1,503	4.3
Total	$37,845	100.0%	$35,262	100.0%
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

37	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2022 and December 31, 2021. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2022	December 31, 2021
Industry Classification:
Real estate	31%	35%
Finance	28	25
Healthcare	8	9
Business services	6	6
Educational services	4	4
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	2
Other	11	9
Total	100%	100%
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

38	Capital One Financial Corporation (COF)

Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2022 and December 31, 2021.
Table 21: Credit Score Distribution

(Percentage of portfolio)	June 30, 2022	December 31, 2021
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	70%	71%
660 or below	30	29
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	52%	50%
621 - 660	20	20
620 or below	28	30
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 3—Loans” for additional credit quality information and see “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDR”) for each of our loan categories.

39	Capital One Financial Corporation (COF)

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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2022 and December 31, 2021.
Table 22: 30+ Day Delinquencies

	June 30, 2022				December 31, 2021
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,707	2.35%	$2,707	2.35%	$2,411	2.22%	$2,411	2.22%
International card businesses	216	3.67	221	3.76	207	3.42	213	3.51
Total credit card	2,923	2.42	2,928	2.42	2,618	2.28	2,624	2.29
Consumer Banking:
Auto	3,571	4.47	3,896	4.87	3,271	4.32	3,558	4.69
Retail banking	11	0.67	29	1.84	36	1.92	60	3.20
Total consumer banking	3,582	4.39	3,925	4.81	3,307	4.26	3,618	4.66
Commercial Banking:
Commercial and multifamily real estate	265	0.70	338	0.89	108	0.31	162	0.46
Commercial and industrial	235	0.42	348	0.62	211	0.43	281	0.57
Total commercial banking	500	0.53	686	0.73	319	0.38	443	0.52
Total	$7,005	2.36	$7,539	2.54	$6,244	2.25	$6,685	2.41
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

40	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day delinquent loans, by aging and geography, as of June 30, 2022 and December 31, 2021.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$3,991	1.34%	$3,501	1.26%
60 – 89 days	1,862	0.63	1,656	0.60
> 90 days	1,686	0.57	1,528	0.55
Total	$7,539	2.54%	$6,685	2.41%
Geographic region:
Domestic	$7,318	2.47%	$6,472	2.33%
International	221	0.07	213	0.08
Total	$7,539	2.54%	$6,685	2.41%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of June 30, 2022 and December 31, 2021. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,284	1.06%	$1,192	1.04%
Commercial banking	20	0.02	3	—
Total	$1,304	0.44	$1,195	0.43
Geographic region:
Domestic	$1,216	0.42	$1,113	0.41
International	88	1.50	82	1.36
Total	$1,304	0.44	$1,195	0.43
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2022 and December 31, 2021. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”

41	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$8	0.13%	$10	0.16%
Total credit card	8	0.01	10	0.01
Consumer Banking:
Auto	398	0.50	344	0.45
Retail banking	42	2.61	47	2.51
Total consumer banking	440	0.54	391	0.50
Commercial Banking:
Commercial and multifamily real estate	294	0.78	383	1.09
Commercial and industrial	361	0.64	316	0.64
Total commercial banking	655	0.70	699	0.82
Total nonperforming loans held for investment(3)	1,103	0.37	1,100	0.40
Other nonperforming assets(4)	53	0.02	41	0.01
Total nonperforming assets	$1,156	0.39	$1,141	0.41
__________
(1)We recognized interest income for loans classified as nonperforming of $11 million and $8 million in the first six months of 2022 and 2021, respectively. Interest income foregone related to nonperforming loans was $40 million and $30 million in the first six months of 2022 and 2021, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.61% and 0.65% as of June 30, 2022 and December 31, 2021, respectively.
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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2022 and 2021.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$622	2.26%	$522	2.28%	$1,181	2.19%	$1,109	2.41%
International card businesses	56	3.82	49	2.41	104	3.51	95	2.36
Total credit card	678	2.34	571	2.29	1,285	2.26	1,204	2.41

42	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Consumer Banking:
Auto	121	0.61	(22)	(0.12)	248	0.63	56	0.17
Retail banking	15	3.62	11	1.41	34	3.98	24	1.54
Total consumer banking	136	0.67	(11)	(0.06)	282	0.71	80	0.23
Commercial Banking:
Commercial and multifamily real estate	(7)	(0.08)	4	0.04	(7)	(0.04)	8	0.05
Commercial and industrial	38	0.29	(23)	(0.21)	52	0.20	(11)	(0.05)
Total commercial banking	31	0.14	(19)	(0.11)	45	0.10	(3)	(0.01)
Total net charge-offs	$845	1.18	$541	0.88	$1,612	1.15	$1,281	1.04
Average loans held for investment	$286,110		$246,463		$280,756		$245,207
__________
(1)Net charge-off (recovery) rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
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
In our Credit Card business, the majority of our credit card loans modified as TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. The effective interest rate on the loan immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, generally resulting in any loan outstanding being reflected in the appropriate delinquency category and charged off in accordance with our standard charge-off policy.
In our Consumer Banking business, the majority of our loans modified as TDRs receive an extension, an interest rate reduction, principal reduction, or a combination of these modifications. In addition, TDRs also occur in connection with bankruptcy of the borrower. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost.
In our Commercial Banking business, the majority of loans modified as TDRs receive an extension, with a portion of these loans receiving an interest rate reduction or a gross balance reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value.
As part of our response to the COVID-19 pandemic, we offered programs to accommodate customer hardship across our lines of business beginning in the first quarter of 2020. Our COVID-19 programs were designed to be short-term accommodations so that we could provide our customers with prompt relief. Also in response to the COVID-19 pandemic, additional guidance was issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided banking organizations with TDR relief for loan modifications to certain qualifying borrowers impacted by the COVID-19 pandemic.
While the majority of enrollments in our COVID-19 programs were short-term and would generally not have resulted in TDR classification under our existing policies, some of these modification would have been designated as TDRs without the relief provided by the additional guidance issued by the Federal Banking Agencies and contained in the CARES Act. Therefore, the

43	Capital One Financial Corporation (COF)

expiry of the guidance in the CARES Act on January 1, 2022, along with our concurrent cessation in applying the additional guidance issued by the Federal Banking Agencies, drove an increase in reported TDRs for periods ending after December 31, 2021.
Table 27 presents our amortized cost of loans modified in TDR as of June 30, 2022 and December 31, 2021, which excludes loan modifications that do not meet the definition of a TDR.
Table 27: Troubled Debt Restructurings

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$386	17.6%	$390	23.8%
International card businesses	161	7.3	177	10.8
Total credit card	547	24.9	567	34.6
Consumer banking:
Auto	905	41.2	603	36.7
Retail banking	12	0.5	13	0.8
Total consumer banking	917	41.7	616	37.5
Commercial banking	736	33.4	457	27.9
Total	$2,200	100.0%	$1,640	100.0%
Status of TDR:
Performing	$1,665	75.7%	$1,282	78.2%
Nonperforming	535	24.3	358	21.8
Total	$2,200	100.0%	$1,640	100.0%
We provide additional information on modified loans accounted for as a TDR, including the performance of those loans subsequent to modification, in “Note 3—Loans.” Recently issued accounting standards eliminate the accounting guidance for TDRs effective for fiscal years beginning on or after December 15, 2022. See “MD&A—Accounting Changes and Developments” for additional information on these accounting standards, which we have not yet adopted.
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
Table 28 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2022 and 2021, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

44	Capital One Financial Corporation (COF)

Table 28: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2022	$7,968	$312	$8,280	$1,852	$50	$1,902	$1,126	$11,308
Charge-offs	(920)	(89)	(1,009)	(311)	(20)	(331)	(43)	(1,383)
Recoveries(1)	298	33	331	190	5	195	12	538
Net charge-offs	(622)	(56)	(678)	(121)	(15)	(136)	(31)	(845)
Provision (benefit) for credit losses	494	87	581	268	13	281	183	1,045
Allowance build (release) for credit losses	(128)	31	(97)	147	(2)	145	152	200
Other changes(2)	—	(17)	(17)	—	—	—	—	(17)
Balance as of June 30, 2022	7,840	326	8,166	1,999	48	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of March 31, 2022	—	—	—	—	—	—	200	200
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	39	39
Balance as of June 30, 2022	—	—	—	—	—	—	239	239
Combined allowance and reserve as of June 30, 2022	$7,840	$326	$8,166	$1,999	$48	$2,047	$1,517	$11,730

	Six Months Ended June 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(1,787)	(177)	(1,964)	(637)	(43)	(680)	(60)	(2,704)
Recoveries(1)	606	73	679	389	9	398	15	1,092
Net charge-offs	(1,181)	(104)	(1,285)	(248)	(34)	(282)	(45)	(1,612)
Provision (benefit) for credit losses	1,053	73	1,126	395	16	411	156	1,693
Allowance build (release) for credit losses	(128)	(31)	(159)	147	(18)	129	111	81
Other changes(2)	—	(20)	(20)	—	—	—	—	(20)
Balance as of June 30, 2022	7,840	326	8,166	1,999	48	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	74	74
Balance as of June 30, 2022	—	—	—	—	—	—	239	239
Combined allowance and reserve as of June 30, 2022	$7,840	$326	$8,166	$1,999	$48	$2,047	$1,517	$11,730

	Three Months Ended June 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2021	$9,572	$500	$10,072	$2,405	$93	$2,498	$1,447	$14,017
Charge-offs	(874)	(93)	(967)	(245)	(15)	(260)	(8)	(1,235)
Recoveries(1)	352	44	396	267	4	271	27	694
Net recoveries (charge-offs)	(522)	(49)	(571)	22	(11)	11	19	(541)
Provision (benefit) for credit losses	(561)	(74)	(635)	(305)	(1)	(306)	(196)	(1,137)
Allowance build (release) for credit losses	(1,083)	(123)	(1,206)	(283)	(12)	(295)	(177)	(1,678)
Other changes(2)	—	7	7	—	—	—	—	7
Balance as of June 30, 2021	8,489	384	8,873	2,122	81	2,203	1,270	12,346

45	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Reserve for unfunded lending commitments:
Balance as of March 31, 2021	—	—	—	—	—	—	187	187
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(23)	(23)
Balance as of June 30, 2021	—	—	—	—	—	—	164	164
Combined allowance and reserve as of June 30, 2021	$8,489	$384	$8,873	$2,122	$81	$2,203	$1,434	$12,510

	Six Months Ended June 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(1,778)	(182)	(1,960)	(569)	(33)	(602)	(27)	(2,589)
Recoveries(1)	669	87	756	513	9	522	30	1,308
Net recoveries (charge-offs)	(1,109)	(95)	(1,204)	(56)	(24)	(80)	3	(1,281)
Provision (benefit) for credit losses	(1,052)	(75)	(1,127)	(437)	5	(432)	(391)	(1,950)
Allowance build (release) for credit losses	(2,161)	(170)	(2,331)	(493)	(19)	(512)	(388)	(3,231)
Other changes(2)	—	13	13	—	—	—	—	13
Balance as of June 30, 2021	8,489	384	8,873	2,122	81	2,203	1,270	12,346
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(31)	(31)
Balance as of June 30, 2021	—	—	—	—	—	—	164	164
Combined allowance and reserve as of June 30, 2021	$8,489	$384	$8,873	$2,122	$81	$2,203	$1,434	$12,510
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Represents foreign currency translation adjustments.
Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 29 presents the allowance coverage ratios as of June 30, 2022 and December 31, 2021.
Table 29: Allowance Coverage Ratios for Specified Loan Category

	June 30, 2022			December 31, 2021
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$8,166	$2,928	278.92%	$8,345	$2,624	318.08%
Consumer Banking	2,047	3,925	52.15	1,918	3,618	53.01
Commercial Banking	1,278	655	195.12	1,167	699	166.93
Total	$11,491	296,384	3.88	$11,430	277,340	4.12
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses increased by $61 million to $11.5 billion as of June 30, 2022 compared to December 31, 2021. Our allowance coverage ratio decreased by 24 basis points to 3.88% as of June 30, 2022 compared to December 31, 2021 primarily driven by loan growth and continued strong credit performance in Credit Card.

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
Table 30 below presents the composition of our liquidity reserves as of June 30, 2022 and December 31, 2021.
Table 30: Liquidity Reserves

(Dollars in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$21,553	$21,746
Investment securities available for sale, at fair value	83,022	95,261
FHLB borrowing capacity secured by loans	6,941	7,109
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(10,551)	(8)
Other encumbrances of investment securities	(7,758)	(7,874)
Total liquidity reserves	$93,207	$116,234

Our liquidity reserves decreased by $23.0 billion to $93.2 billion as of June 30, 2022 from December 31, 2021 primarily due to a decline in our investment securities driven by the increases in interest rates and net paydowns and an increase in outstanding FHLB advances. Our liquidity reserves, which were elevated as a result of the COVID-19 pandemic, have largely returned to pre-pandemic levels. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “MD&A—Risk Management” in our 2021 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires us to calculate our LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2022 was 144%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K for additional information.
Net Stable Funding Ratio
In October 2020, the Federal Banking Agencies finalized a rule to implement the net stable funding ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR Rule became effective on July 1, 2021 and applies to the Company and each of the Banks. The NSFR Rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023. The Company and the Banks exceeded the NSFR Rule requirement as of June 30, 2022.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. As of June 30, 2022, our shelf registration associated with our credit card securitization trust allowed us to periodically offer and sell up to $30 billion of securitized debt obligations

47	Capital One Financial Corporation (COF)

and our shelf registration associated with our auto loan securitization trusts allowed us to periodically offer and sell up to $25 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of June 30, 2022, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $18.7 billion, of which $10.6 billion was used. Our FHLB membership is supported by our investment in FHLB stock of $424 million and $32 million as of June 30, 2022 and December 31, 2021, respectively, which was determined in part based on our outstanding advances. As of June 30, 2022, we pledged loans to secure a borrowing capacity of $22.1 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both June 30, 2022 and December 31, 2021.
Deposits
Table 31 provides a comparison of average balances, interest expense and average deposits interest rates for the second quarter and first six months of 2022 and 2021.
Table 31: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$47,267	$28	0.24%	$44,795	$18	0.16%
Saving deposits(2)	202,069	205	0.40	204,737	156	0.31
Time deposits	18,768	60	1.28	23,944	63	1.04
Total interest-bearing deposits	$268,104	$293	0.44	$273,476	$237	0.35

	Six Months Ended June 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$48,330	$48	0.20%	$43,463	$37	0.17%
Saving deposits(2)	203,651	359	0.35	203,213	316	0.31
Time deposits	17,972	104	1.17	26,741	153	1.15
Total interest-bearing deposits	$269,953	$511	0.38	$273,417	$506	0.37
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. Both COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of June 30, 2022 and December 31, 2021. See “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”

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
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we have access to short-term and long-term FHLB advances secured by certain investment securities, multifamily real estate loans and commercial real estate loans.
Our short-term borrowings, which includes those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt and consists of federal funds purchased and securities loaned or sold under agreements to repurchase, decreased by $380 million to $440 million as of June 30, 2022 from December 31, 2021 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $16.2 billion to $58.5 billion as of June 30, 2022 from December 31, 2021 primarily driven by FHLB advances, net issuances of senior and subordinates notes, and net issuances in our credit card and auto securitization programs. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the second quarter and first six months of 2022 and 2021. We did not have any such issuances for the second quarter and first six months of 2021.
Table 32: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Securitized debt obligations	$4,250	$—	$395	$1,502
Senior and subordinated notes	4,000	—	—	585
FHLB advances	10,500	—	—	—
Total	$18,750	$—	$395	$2,087

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Securitized debt obligations	$6,500	$—	$3,593	$1,773
Senior and subordinated notes	7,050	—	2,357	2,085
FHLB advances	10,500	—	—	—
Total	$24,050	$—	$5,950	$3,858
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.

49	Capital One Financial Corporation (COF)

Table 33 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2022 and December 31, 2021.
Table 33: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2022			December 31, 2021
	Capital One Financial Corporation	COBNA	CONA	Capital One Financial Corporation	COBNA	CONA
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A	A	A-	A	A
As of July 25, 2022, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.
Other Commitments
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. Our operating leases expire at various dates through 2071 and certain of these leases also have extension or termination options. As of June 30, 2022 and December 31, 2021, we had $1.5 billion and $1.7 billion, respectively, in aggregate operating lease liabilities. We provide more information on our lease activity in “Note 7—Premises, Equipment and Leases” in our 2021 Form 10-K.
We have purchase obligations that represents substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of June 30, 2022 and December 31, 2021, we had $1.0 billion and $1.5 billion, respectively, in aggregate purchase obligation liabilities.
As of June 30, 2022 and December 31, 2021, our total unfunded lending commitments were $402.9 billion and $414.5 billion, respectively, primarily consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Note 13—Commitments, Contingencies, Guarantees and Others” in this Report.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Note 5—Variable Interest Entities and Securitizations” and “Note 13—Commitments, Contingencies, Guarantees and Others” in this Report and “Note 14—Employee Benefit Plans” in our 2021 Form 10-K.

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
We have enterprise-wide risk management policies and limits, approved by our Board of Directors, which govern our market

50	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 34 below. At the current level of interest rates, our net interest income is expected to increase modestly in higher rate scenarios and decrease modestly in lower rate scenarios. Our current sensitivity to upward shocks has decreased as compared to December 31, 2021, mainly due to the increase in market interest rates.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 34 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in all interest rate scenarios. Our current economic value of equity sensitivity to upward shocks in higher rate scenarios became more negative as compared to December 31, 2021, mainly due to the increase in long-term interest rates.
Table 34 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of June 30, 2022 and December 31, 2021. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%. Due to recent increases in interest rates, we incorporated a scenario where interest rates decrease by 100 basis points into our interest rate sensitivity analysis as of June 30, 2022.

51	Capital One Financial Corporation (COF)

Table 34: Interest Rate Sensitivity Analysis

	June 30, 2022	December 31, 2021
Estimated impact on projected baseline net interest income:
+200 basis points	0.2%	3.4%
+100 basis points	0.7	2.5
+50 basis points	0.3	1.5
–50 basis points	(0.4)	(1.8)
–100 basis points	(0.7)	N/A
Estimated impact on economic value of equity:
+200 basis points	(5.0)	(0.7)
+100 basis points	(0.9)	1.9
+50 basis points	(0.3)	1.4
–50 basis points	(0.1)	(2.6)
–100 basis points	(0.7)	N/A
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
There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The sensitivity analysis described above contemplates only certain movements in interest rates and is performed at a particular point in time based on our existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual earnings and economic value of equity sensitivities to differ substantially from the above sensitivity analysis.
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our intercompany funding outstanding was 631 million GBP and 520 million GBP as of June 30, 2022 and December 31, 2021, respectively, and 1.5 billion CAD and 5.0 billion CAD as of June 30, 2022 and December 31, 2021, respectively. Our EUR-denominated borrowings outstanding were 1.2 billion EUR as of both June 30, 2022 and December 31, 2021.

52	Capital One Financial Corporation (COF)

Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.8 billion GBP as of both June 30, 2022 and December 31, 2021, and 2.2 billion CAD and 1.9 billion CAD as of June 30, 2022 and December 31, 2021, respectively.
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
On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (overnight; 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. The continuation of USD LIBOR as a representative rate into mid-2023 will allow many legacy USD LIBOR contracts to mature prior to cessation. Following IBA’s announcement, the FCA formally announced the future permanent cessation and loss of representativeness of LIBOR benchmarks. The Federal Banking Agencies issued further guidance that banking organizations should cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Consistent with the Federal Banking Agencies’ guidance, we ceased entering into new contracts referencing USD LIBOR as a reference rate as of January 1, 2022, subject to certain permissible exceptions.

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

•assessing the proposed rule issued by the Federal Reserve pursuant to the implementation of the Adjustable Interest Rate (LIBOR) Act passed by Congress earlier this year in which the Federal Reserve recommends benchmark replacement rates for covered derivative transactions and cash transactions where a practicable interest rate fallback method has not been established by June 30, 2023, including those in which a government-sponsored enterprise is a party.
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
To track transition status, instruments are categorized based on whether they have fallback language (which may or may not adhere to the ISDA and ARRC standards) or have no fallback language. Instruments with no fallback language represent a higher risk for not transitioning from LIBOR by June 30, 2023. The majority of the instruments maturing after June 30, 2023 are derivatives and commercial loans, which are summarized in the table below. Of these instruments, the majority contain fallback language which adheres to the ISDA and ARRC standards. The LIBOR Act provides a means for transitioning contracts that lack fallback language and which we are not able to otherwise remediate prior to LIBOR cessation. We will continue to focus on reducing our LIBOR exposures through our transition efforts, normal operations and customer interactions.
Table 35: LIBOR Exposures on Derivatives and Commercial Loans

(Dollars in millions)	June 30, 2022
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$84,458	$54,953	$12,467
Commercial loans	63,696	51,279	1,608
Total	$148,154	$106,232	$14,075

(Dollars in millions)	December 31, 2021
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$103,562	$64,605	$14,536
Commercial loans	101,488	71,874	2,047
Total	$205,050	$136,479	$16,583
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

SUPERVISION AND REGULATION
Stress Capital Buffer Rule Update
On June 23, 2022, the Federal Reserve released the results of its supervisory stress tests for the 2022 cycle. Based on the Company’s 2022 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 is 3.1%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.

54	Capital One Financial Corporation (COF)

Deposit Insurance Assessments Update
On June 21, 2022, the FDIC issued a notice of proposed rulemaking that would increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the Deposit Insurance Fund (“DIF”) reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan.
We provide additional information on our Supervision and Regulation in our 2021 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 under “Part I—Item 2. MD&A—Supervision and Regulation.”

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosure, in evaluating these forward-looking statements.
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
•the extensive use, reliability, disruption, and accuracy of the models and data on which we rely;

55	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	June 30, 2022	December 31, 2021
Tangible Common Equity (Period-End):
Stockholders’ equity	$53,410	$61,029
Goodwill and other intangible assets(1)	(14,850)	(14,907)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$33,715	$41,277
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$54,165	$62,498
Goodwill and other intangible assets(1)	(14,875)	(14,847)
Noncumulative perpetual preferred stock	(4,845)	(5,552)
Tangible common equity	$34,445	$42,099
Tangible Assets (Period-End):
Total assets	$440,288	$432,381
Goodwill and other intangible assets(1)	(14,850)	(14,907)
Tangible assets	$425,438	$417,474
Tangible Assets (Quarterly Average):
Total assets	$435,327	$427,845
Goodwill and other intangible assets(1)	(14,875)	(14,847)
Tangible assets	$420,452	$412,998
Non-GAAP Ratio:
Tangible common equity (“TCE”)(2)	7.9%	9.9%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

57	Capital One Financial Corporation (COF)

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
Basel III Standardized Approach: The Basel III Capital Rules modified Basel I to create the Basel III Standardized Approach.
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”): Legislation signed into law on March 27, 2020, which expired on January 1, 2022. This law, while in effect, among other things, authorized a number of lending programs to support the flow of credit to consumers and businesses and gave the banking organizations an option to temporarily suspend the determination of certain qualified loans modified as a result of COVID-19 as being TDR, which was extended by the Consolidated Appropriations Act 2021.
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

58	Capital One Financial Corporation (COF)

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

59	Capital One Financial Corporation (COF)

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

60	Capital One Financial Corporation (COF)

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
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
IBA: ICE Benchmark Administration
ICE: Intercontinental Exchange

62	Capital One Financial Corporation (COF)

IRM: Independent Risk Management
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
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VIE: Variable interest entity
XBRL: Extensible business reporting language

63	Capital One Financial Corporation (COF)

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2022	2021	2022	2021
Interest income:
Loans, including loans held for sale	$6,605	$5,753	$12,972	$11,607
Investment securities	435	370	837	761
Other	55	16	70	32
Total interest income	7,095	6,139	13,879	12,400
Interest expense:
Deposits	293	237	511	506
Securitized debt obligations	65	28	94	60
Senior and subordinated notes	194	122	325	251
Other borrowings	26	9	35	18
Total interest expense	578	396	965	835
Net interest income	6,517	5,743	12,914	11,565
Provision (benefit) for credit losses	1,085	(1,160)	1,762	(1,983)
Net interest income after provision for credit losses	5,432	6,903	11,152	13,548
Non-interest income:
Interchange fees, net	1,201	1,016	2,234	1,833
Service charges and other customer-related fees	415	384	815	736
Other	99	231	442	353
Total non-interest income	1,715	1,631	3,491	2,922
Non-interest expense:
Salaries and associate benefits	1,946	1,781	3,972	3,628
Occupancy and equipment	481	523	994	995
Marketing	1,003	620	1,921	1,121
Professional services	458	341	855	633
Communications and data processing	339	315	678	617
Amortization of intangibles	14	5	28	11
Other	342	381	686	701
Total non-interest expense	4,583	3,966	9,134	7,706
Income from continuing operations before income taxes	2,564	4,568	5,509	8,764
Income tax provision	533	1,031	1,075	1,900
Income from continuing operations, net of tax	2,031	3,537	4,434	6,864
Income (loss) from discontinued operations, net of tax	0	(1)	0	(3)
Net income	2,031	3,536	4,434	6,861
Dividends and undistributed earnings allocated to participating securities	(25)	(30)	(53)	(58)
Preferred stock dividends	(57)	(60)	(114)	(121)
Net income available to common stockholders	$1,949	$3,446	$4,267	$6,682
Basic earnings per common share:
Net income from continuing operations	$4.98	$7.65	$10.65	$14.70
Net income (loss) per basic common share	$4.98	$7.65	$10.65	$14.70
Diluted earnings per common share:
Net income from continuing operations	$4.96	$7.62	$10.61	$14.65
Net income (loss) per diluted common share	$4.96	$7.62	$10.61	$14.65

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net income	$2,031	$3,536	$4,434	$6,861
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(2,288)	51	(5,541)	(1,097)
Net unrealized losses on hedging relationships	(483)	(51)	(1,692)	(632)
Foreign currency translation adjustments	(52)	9	(57)	28
Other	0	0	0	(1)
Other comprehensive income (loss), net of tax	(2,823)	9	(7,290)	(1,702)
Comprehensive income (loss)	$(792)	$3,545	$(2,856)	$5,159

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,825	$4,164
Interest-bearing deposits and other short-term investments	16,728	17,582
Total cash and cash equivalents	21,553	21,746
Restricted cash for securitization investors	697	308
Securities available for sale (amortized cost of $89.9 billion and $94.9 billion and allowance for credit losses of $3 million and $1 million as of June 30, 2022 and December 31, 2021, respectively)	83,022	95,261
Loans held for investment:
Unsecuritized loans held for investment	271,339	252,468
Loans held in consolidated trusts	25,045	24,872
Total loans held for investment	296,384	277,340
Allowance for credit losses	(11,491)	(11,430)
Net loans held for investment	284,893	265,910
Loans held for sale ($767 million and $1.0 billion carried at fair value as of June 30, 2022 and December 31, 2021, respectively)	875	5,888
Premises and equipment, net	4,238	4,210
Interest receivable	1,611	1,460
Goodwill	14,778	14,782
Other assets	28,621	22,816
Total assets	$440,288	$432,381

Liabilities:
Interest payable	$333	$281
Deposits:
Non-interest-bearing deposits	37,004	38,043
Interest-bearing deposits	270,881	272,937
Total deposits	307,885	310,980
Securitized debt obligations	17,466	14,994
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	440	820
Senior and subordinated notes	30,489	27,219
Other borrowings	10,543	53
Total other debt	41,472	28,092
Other liabilities	19,722	17,005
Total liabilities	386,878	371,352
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both June 30, 2022 and December 31, 2021)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 688,277,408 and 685,057,944 shares issued as of June 30, 2022 and December 31, 2021, respectively; 383,817,721 and 413,858,537 shares outstanding as of June 30, 2022 and December 31, 2021, respectively)	7	7
Additional paid-in capital, net	34,425	34,112
Retained earnings	54,836	51,006
Accumulated other comprehensive income (loss)	(6,916)	374
Treasury stock, at cost (par value $0.01 per share; 304,459,687 and 271,199,407 shares as of June 30, 2022 and December 31, 2021, respectively)	(28,942)	(24,470)
Total stockholders’ equity	53,410	61,029
Total liabilities and stockholders’ equity	$440,288	$432,381

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						2,403	(4,467)		(2,064)
Dividends—common stock(1)			18,408	0	2	(253)			(251)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,484)	(2,484)
Issuances of common stock and restricted stock, net of forfeitures			2,517,691	0	68				68
Exercises of stock options			7,809	0	1				1
Compensation expense for restricted stock units					103				103
Balance as of March 31, 2022	4,975,000	$0	687,601,852	$7	$34,286	$53,099	$(4,093)	$(26,954)	$56,345
Comprehensive income (loss)						2,031	(2,823)		(792)
Dividends—common stock(1)			4,083	0	1	(237)			(236)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(1,988)	(1,988)
Issuances of common stock and restricted stock, net of forfeitures			671,473	0	70				70
Compensation expense for restricted stock units					68				68
Balance as of June 30, 2022	4,975,000	$0	688,277,408	$7	$34,425	$54,836	$(6,916)	$(28,942)	$53,410

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income (loss)						3,325	(1,711)		1,614
Dividends—common stock(1)			13,356	0	1	(185)			(184)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(575)	(575)
Issuances of common stock and restricted stock, net of forfeitures			2,531,966	0	60				60
Exercises of stock options			283,398	0	19				19
Compensation expense for restricted stock units					111				111
Balance as of March 31, 2021	4,975,000	$0	682,761,557	$7	$33,671	$43,167	$1,783	$(17,440)	$61,188
Comprehensive income (loss)						3,536	9		3,545
Dividends—common stock(1)			4,954	0	1	(182)			(181)
Dividends—preferred stock						(60)			(60)
Purchases of treasury stock								(1,668)	(1,668)
Issuances of common stock and restricted stock, net of forfeitures			583,779	0	60				60
Exercises of stock options			209,528	0	15				15
Issuances of preferred stock	1,675,000	0			1,641				1,641
Compensation expense for restricted stock units					84				84
Balance as of June 30, 2021	6,650,000	$0	683,559,818	$7	$35,472	$46,461	$1,792	$(19,108)	$64,624
__________
(1)We declared dividends per share on our common stock of $0.60 and $0.40 in the second quarter of 2022 and 2021,respectively, and $1.20 and $0.80 in the first six months of 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Operating activities:
Income from continuing operations, net of tax	$4,434	$6,864
Income (loss) from discontinued operations, net of tax	0	(3)
Net income	4,434	6,861
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	1,762	(1,983)
Depreciation and amortization, net	1,623	1,714
Deferred tax provision (benefit)	(11)	574
Net securities losses (gains)	6	(4)
Gain on sales of loans	(181)	(5)
Stock-based compensation expense	172	206
Other (including (gains) and losses from equity investments)	20	38
Loans held for sale:
Originations and purchases	(4,040)	(3,233)
Proceeds from sales and paydowns	4,354	3,707
Changes in operating assets and liabilities:
Changes in interest receivable	(151)	99
Changes in other assets	(5,578)	(3,183)
Changes in interest payable	52	(51)
Changes in other liabilities	414	957
Net change from discontinued operations	(1)	(3)
Net cash from operating activities	2,875	5,694
Investing activities:
Securities available for sale:
Purchases	(7,698)	(18,185)
Proceeds from paydowns and maturities	10,129	14,142
Proceeds from sales	2,240	595
Loans:
Net changes in loans originated as held for investment	(17,352)	(5,160)
Principal recoveries of loans previously charged off	1,092	1,308
Net purchases of premises and equipment	(423)	(341)
Net cash from acquisition activities	0	(24)
Net cash used in other investing activities	(490)	(26)
Net cash used in investing activities	(12,502)	(7,691)

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Financing activities:
Deposits and borrowings:
Changes in deposits	$(2,913)	$945
Issuance of securitized debt obligations	6,483	0
Maturities and paydowns of securitized debt obligations	(3,593)	(1,773)
Issuance of senior and subordinated notes and long-term FHLB advances	17,528	0
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(2,357)	(2,085)
Changes in other borrowings	(391)	161
Common stock:
Net proceeds from issuances	138	120
Dividends paid	(487)	(365)
Preferred stock:
Net proceeds from issuances	0	1,641
Dividends paid	(114)	(121)
Purchases of treasury stock	(4,472)	(2,243)
Proceeds from share-based payment activities	1	34
Net cash from (used in) financing activities	9,823	(3,686)
Changes in cash, cash equivalents and restricted cash for securitization investors	196	(5,683)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	22,054	40,771
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$22,250	$35,088
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$775	$4,575
Interest paid	969	1,145
Income tax paid	473	1,013

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branch locations, Cafés and other distribution channels. As of June 30, 2022, our principal subsidiaries included:
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
Newly Adopted Accounting Standards During the Six Months Ended June 30, 2022

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Fair Value Hedging ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layering Method Issued March 2022	The amendments in this ASU establish the portfolio-layer method which provides flexibility to achieve fair value hedge accounting for multiple hedged layers within a single closed portfolio of financial assets.	We adopted this guidance in the second quarter of 2022 using the prospective method of adoption.

Our adoption of this standard did not have an impact on our consolidated financial statements as any designation of portfolio layer method hedges would be applied prospectively.

71	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), Agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of June 30, 2022 and December 31, 2021 respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of June 30, 2022 and December 31, 2021. Accrued interest receivable of $204 million and $207 million as of June 30, 2022 and December 31, 2021, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	June 30, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$8,664	$0	$4	$(44)	$8,624
RMBS:
Agency	71,215	0	93	(6,603)	64,705
Non-agency	687	(3)	140	(2)	822
Total RMBS	71,902	(3)	233	(6,605)	65,527
Agency CMBS	8,060	0	8	(494)	7,574
Other securities(1)	1,307	0	1	(11)	1,297
Total investment securities available for sale	$89,933	$(3)	$246	$(7,154)	$83,022

	December 31, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,419	$0	$23	$0	$9,442
RMBS:
Agency	72,593	0	958	(931)	72,620
Non-agency	792	(1)	205	0	996
Total RMBS	73,385	(1)	1,163	(931)	73,616
Agency CMBS	9,237	0	195	(63)	9,369
Other securities(1)	2,830	0	6	(2)	2,834
Total investment securities available for sale	$94,871	$(1)	$1,387	$(996)	$95,261
__________
(1)Includes $566 million and $2.0 billion of asset-backed securities (“ABS”) as of June 30, 2022 and December 31, 2021 respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021. The amounts include securities available for sale without an allowance for credit losses.

72	Capital One Financial Corporation (COF)

Table 2.2: Securities in a Gross Unrealized Loss Position

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$4,098	$(44)	$0	$0	$4,098	$(44)
RMBS:
Agency	45,363	(4,001)	16,238	(2,602)	61,601	(6,603)
Non-agency	19	(1)	0	0	19	(1)
Total RMBS	45,382	(4,002)	16,238	(2,602)	61,620	(6,604)
Agency CMBS	5,929	(345)	1,201	(149)	7,130	(494)
Other securities(1)	957	(11)	0	0	957	(11)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$56,366	$(4,402)	$17,439	$(2,751)	$73,805	$(7,153)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$37,492	$(632)	$8,606	$(299)	$46,098	$(931)
Non-agency	3	0	1	0	4	0
Total RMBS	37,495	(632)	8,607	(299)	46,102	(931)
Agency CMBS	2,999	(36)	803	(27)	3,802	(63)
Other securities(1)	1,207	(2)	0	0	1,207	(2)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$41,701	$(670)	$9,410	$(326)	$51,111	$(996)
__________
(1)    Includes primarily ABS, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 2,500 and 740 securities in gross unrealized loss positions as of June 30, 2022 and December 31, 2021, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of June 30, 2022, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

73	Capital One Financial Corporation (COF)

Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2022
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$3,893	$4,731	$0	$0	$8,624
RMBS(1):
Agency	0	106	1,100	63,499	64,705
Non-agency	0	0	0	822	822
Total RMBS	0	106	1,100	64,321	65,527
Agency CMBS(1)	285	1,897	3,690	1,702	7,574
Other securities	221	835	241	0	1,297
Total securities available for sale	$4,399	$7,569	$5,031	$66,023	$83,022
Amortized cost of securities available for sale	$4,399	$7,705	$5,365	$72,464	$89,933
Weighted-average yield for securities available for sale	0.83%	1.27%	2.02%	2.09%	1.95%
__________
(1)As of June 30, 2022, the weighted-average expected maturities of RMBS and Agency CMBS were 6.7 years and 5.4 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three and six months ended June 30, 2022, total proceeds from sales of our securities were $1.8 billion and $2.2 billion, respectively, with losses of $6 million for both periods, respectively. Total proceeds from sales of our securities were $595 million, with gains of $4 million for the six months ended June 30, 2021. We had no sales of securities for the three months ended June 30, 2021.
Securities Pledged and Received
We pledged investment securities totaling $20.0 billion and $20.8 billion as of June 30, 2022 and December 31, 2021, respectively. These securities are primarily pledged to secure Public Funds deposits and Federal Home Loan Banks (“FHLB”) advances, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $28 million and $1 million as of June 30, 2022 and December 31, 2021, respectively, related to our derivative transactions.

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
Accrued interest receivable of $1.4 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2022 and December 31, 2021. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$112,297	$896	$615	$1,196	$2,707	$115,004
International card businesses	5,655	82	48	91	221	5,876
Total credit card	117,952	978	663	1,287	2,928	120,880
Consumer Banking:
Auto	76,030	2,566	1,084	246	3,896	79,926
Retail banking	1,576	10	1	18	29	1,605
Total consumer banking	77,606	2,576	1,085	264	3,925	81,531
Commercial Banking:
Commercial and multifamily real estate	37,507	212	70	56	338	37,845
Commercial and industrial	55,780	225	44	79	348	56,128
Total commercial banking	93,287	437	114	135	686	93,973
Total loans(1)	$288,845	$3,991	$1,862	$1,686	$7,539	$296,384
% of Total loans	97.46%	1.34%	0.63%	0.57%	2.54%	100.00%

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$106,312	$773	$528	$1,110	$2,411	$108,723
International card businesses	5,836	77	50	86	213	6,049
Total credit card	112,148	850	578	1,196	2,624	114,772
Consumer Banking:
Auto	72,221	2,385	933	240	3,558	75,779
Retail banking	1,807	35	7	18	60	1,867
Total consumer banking	74,028	2,420	940	258	3,618	77,646

75	Capital One Financial Corporation (COF)

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	35,100	92	35	35	162	35,262
Commercial and industrial	49,379	139	103	39	281	49,660
Total commercial banking	84,479	231	138	74	443	84,922
Total loans(1)	$270,655	$3,501	$1,656	$1,528	$6,685	$277,340
% of Total loans	97.59%	1.26%	0.60%	0.55%	2.41%	100.00%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.4 billion as of both June 30, 2022 and December 31, 2021.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of June 30, 2022 and December 31, 2021. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2022			December 31, 2021
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$1,196	N/A	$0	$1,110	N/A	$0
International card businesses	88	$8	0	82	$10	0
Total credit card	1,284	8	0	1,192	10	0
Consumer Banking:
Auto	0	398	0	0	344	0
Retail banking	0	42	8	0	47	4
Total consumer banking	0	440	8	0	391	4
Commercial Banking:
Commercial and multifamily real estate	20	294	266	3	383	268
Commercial and industrial	0	361	214	0	316	257
Total commercial banking	20	655	480	3	699	525
Total	$1,304	$1,103	$488	$1,195	$1,100	$529
% of Total loans held for investment	0.44%	0.37%	0.16%	0.43%	0.40%	0.19%
__________
(1)We recognized interest income for loans classified as nonperforming of $1 million and $11 million for the three and six months ended June 30, 2022, respectively, and $3 million and $8 million for the three and six months ended June 30, 2021, respectively.
Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio segment below.
Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our credit card loan portfolio correlates to broad economic trends, such as unemployment rates and the U.S. Real Gross

76	Capital One Financial Corporation (COF)

Domestic Product (“GDP”) Rate, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our credit card loan portfolio is delinquency trends, including an analysis of loan migration between delinquency categories over time.
The table below presents our credit card portfolio by delinquency status as of June 30, 2022 and December 31, 2021.
Table 3.3: Credit Card Delinquency Status

	June 30, 2022			December 31, 2021
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$112,027	$270	$112,297	$105,985	$327	$106,312
30-59 days	884	12	896	760	13	773
60-89 days	607	8	615	519	9	528
Greater than 90 days	1,186	10	1,196	1,100	10	1,110
Total domestic credit card	114,704	300	115,004	108,364	359	108,723

International card businesses:
Current	5,621	34	5,655	5,795	41	5,836
30-59 days	79	3	82	73	4	77
60-89 days	45	3	48	47	3	50
Greater than 90 days	88	3	91	82	4	86
Total international card businesses	5,833	43	5,876	5,997	52	6,049
Total credit card	$120,537	$343	$120,880	$114,361	$411	$114,772
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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of June 30, 2022 and December 31, 2021. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

77	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	June 30, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$12,004	$17,114	$6,768	$3,519	$1,615	$740	$41,760	$0	$0	$41,760
621-660	3,982	6,134	2,874	1,566	757	381	15,694	0	0	15,694
620 or below	4,799	7,877	4,927	2,831	1,312	726	22,472	0	0	22,472
Total auto	20,785	31,125	14,569	7,916	3,684	1,847	79,926	0	0	79,926

Retail banking—Delinquency status:
Current	126	173	99	150	141	555	1,244	326	6	1,576
30-59 days	0	0	0	0	0	1	1	9	0	10
60-89 days	0	0	0	0	0	0	0	1	0	1
Greater than 90 days	0	0	1	0	3	9	13	4	1	18
Total retail banking(2)	126	173	100	150	144	565	1,258	340	7	1,605
Total consumer banking	$20,911	$31,298	$14,669	$8,066	$3,828	$2,412	$81,184	$340	$7	$81,531

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$20,758	$8,630	$4,739	$2,394	$1,153	$301	$37,975	$0	$0	$37,975
621-660	7,456	3,721	2,109	1,084	537	157	15,064	0	0	15,064
620 or below	9,522	6,336	3,767	1,840	949	326	22,740	0	0	22,740
Total auto	37,736	18,687	10,615	5,318	2,639	784	75,779	0	0	75,779

Retail banking—Delinquency status:
Current	285	171	172	161	176	491	1,456	345	6	1,807
30-59 days	0	2	2	7	0	1	12	23	0	35
60-89 days	0	4	0	0	0	2	6	1	0	7
Greater than 90 days	0	1	0	1	1	9	12	4	2	18
Total retail banking(2)	285	178	174	169	177	503	1,486	373	8	1,867
Total consumer banking	$38,021	$18,865	$10,789	$5,487	$2,816	$1,287	$77,265	$373	$8	$77,646
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes Paycheck Protection Program (“PPP”) loans of $73 million and $232 million as of June 30, 2022 and December 31, 2021, respectively.

78	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of June 30, 2022 and December 31, 2021. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$5,997	$4,866	$1,769	$2,602	$1,825	$3,443	$20,502	$14,144	$25	$34,671
Criticized performing	289	241	271	385	269	1,374	2,829	51	0	2,880
Criticized nonperforming	103	0	5	7	19	160	294	0	0	294
Total commercial and multifamily real estate	6,389	5,107	2,045	2,994	2,113	4,977	23,625	14,195	25	37,845
Commercial and industrial
Noncriticized	11,980	8,692	5,339	4,115	2,244	4,046	36,416	17,229	33	53,678
Criticized performing	518	227	276	381	172	97	1,671	418	0	2,089
Criticized nonperforming	95	40	20	93	42	18	308	53	0	361
Total commercial and industrial	12,593	8,959	5,635	4,589	2,458	4,161	38,395	17,700	33	56,128
Total commercial banking(2)	$18,982	$14,066	$7,680	$7,583	$4,571	$9,138	$62,020	$31,895	$58	$93,973

79	Capital One Financial Corporation (COF)

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$6,590	$2,924	$3,393	$2,401	$793	$3,538	$19,639	$12,286	$0	$31,925
Criticized performing	248	195	329	317	261	1,478	2,828	101	25	2,954
Criticized nonperforming	0	0	88	20	9	266	383	0	0	383
Total commercial and multifamily real estate	6,838	3,119	3,810	2,738	1,063	5,282	22,850	12,387	25	35,262
Commercial and industrial
Noncriticized	12,662	7,039	5,506	2,750	1,730	3,033	32,720	14,310	59	47,089
Criticized performing	279	188	838	207	120	167	1,799	456	0	2,255
Criticized nonperforming	32	52	85	93	6	10	278	38	0	316
Total commercial and industrial	12,973	7,279	6,429	3,050	1,856	3,210	34,797	14,804	59	49,660
Total commercial banking(2)	$19,811	$10,398	$10,239	$5,788	$2,919	$8,492	$57,647	$27,191	$84	$84,922
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $37 million and $102 million as of June 30, 2022 and December 31, 2021, respectively.
Troubled Debt Restructurings
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
We consider the impact of all loan modifications, whether or not that modification is classified as a troubled debt restructuring (“TDR”), when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.

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
Total recorded TDRs were $2.2 billion and $1.6 billion as of June 30, 2022 and December 31, 2021, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.3 billion and $1.1 billion as of June 30, 2022 and December 31, 2021, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $333 million and $192 million as of June 30, 2022 and December 31, 2021, respectively. Commitments to lend additional funds on loans modified in a TDR totaled $166 million and $168 million as of June 30, 2022 and December 31, 2021, respectively.

80	Capital One Financial Corporation (COF)

The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the three and six months ended June 30, 2022 and 2021.
Table 3.6: Troubled Debt Restructurings

		Three Months Ended June 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$57	100%	15.56%	N/A	N/A
International card businesses	30	100	27.65	N/A	N/A
Total credit card	87	100	19.70	N/A	N/A
Consumer Banking:
Auto	280	49	8.56	97%	4
Total consumer banking	280	49	8.56	97	4
Commercial Banking:
Commercial and multifamily real estate	133	N/A	N/A	91	14
Commercial and industrial	129	N/A	N/A	33	13
Total commercial banking	262	N/A	N/A	62	14
Total	$629

		Six Months Ended June 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$119	100%	15.09%	N/A	N/A
International card businesses	64	100	27.83	N/A	N/A
Total credit card	183	100	19.54	N/A	N/A
Consumer Banking:
Auto	519	52	8.68	97%	4
Retail banking	1	N/A	N/A	100	12
Total consumer banking	520	52	8.68	97	4
Commercial Banking:
Commercial and multifamily real estate	264	4	0.29	77	13
Commercial and industrial	167	N/A	N/A	45	12
Total commercial banking	431	2	0.29	64	13
Total	$1,134

81	Capital One Financial Corporation (COF)

		Three Months Ended June 30, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$33	100%	16.07%	N/A	N/A
International card businesses	27	100	27.45	N/A	N/A
Total credit card	60	100	21.22	N/A	N/A
Consumer Banking:
Auto	65	39	8.62	91%	4
Retail banking	1	N/A	N/A	100	41
Total consumer banking	66	38	8.62	91	4
Commercial Banking:
Commercial and industrial	34	N/A	N/A	56	17
Total commercial banking	34	N/A	N/A	56	17
Total	$160

		Six Months Ended June 30, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$77	100%	16.10%	N/A	N/A
International card businesses	66	100	27.62	N/A	N/A
Total credit card	143	100	21.43	N/A	N/A
Consumer Banking:
Auto	180	36	8.87	94%	3
Retail banking	1	31	3.77	69	28
Total consumer banking	181	36	8.85	94	3
Commercial Banking:
Commercial and multifamily real estate	20	N/A	N/A	100	14
Commercial and industrial	78	N/A	N/A	38	8
Total commercial banking	98	N/A	N/A	51	11
Total	$422
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

82	Capital One Financial Corporation (COF)

either 90 days or more delinquent, has been charged off as of the end of the period presented or has been reclassified from accrual to nonaccrual status.
Table 3.7: TDR—Subsequent Defaults

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	8,012	$17	4,226	$8	14,024	$28	9,360	$18
International card businesses	19,611	20	14,827	23	36,118	39	32,029	51
Total credit card	27,623	37	19,053	31	50,142	67	41,389	69
Consumer Banking:
Auto	3,539	63	2,271	35	5,510	96	4,302	64
Retail banking	0	0	3	0	0	0	8	0
Total consumer banking	3,539	63	2,274	35	5,510	96	4,310	64
Commercial Banking:
Commercial and multifamily real estate	0	0	1	50	0	0	1	50
Commercial and industrial	2	4	6	82	3	35	6	82
Total commercial banking	2	4	7	132	3	35	7	132
Total	31,164	$104	21,334	$198	55,655	$198	45,706	$265
Loans Pledged
We pledged loan collateral of $10.2 billion and $10.3 billion to secure a portion of of our FHLB borrowing capacity of $18.7 billion and $19.7 billion as of June 30, 2022 and December 31, 2021, respectively. We also pledged loan collateral of $34.5 billion and $26.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $22.1 billion and $19.6 billion as of June 30, 2022 and December 31, 2021, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2022, we converted $41 million and $332 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and six months ended June 30, 2021, we converted $38 million and $135 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2022 and 2021. Our allowance for credit losses increased by $61 million to $11.5 billion as of June 30, 2022 from December 31, 2021.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2022	$8,280	$1,902	$1,126	$11,308
Charge-offs	(1,009)	(331)	(43)	(1,383)
Recoveries(1)	331	195	12	538
Net charge-offs	(678)	(136)	(31)	(845)
Provision (benefit) for credit losses	581	281	183	1,045
Allowance build (release) for credit losses	(97)	145	152	200
Other changes(2)	(17)	0	0	(17)
Balance as of June 30, 2022	8,166	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of March 31, 2022	0	0	200	200
Provision for losses on unfunded lending commitments	0	0	39	39
Balance as of June 30, 2022	0	0	239	239
Combined allowance and reserve as of June 30, 2022	$8,166	$2,047	$1,517	$11,730

84	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(1,964)	(680)	(60)	(2,704)
Recoveries(1)	679	398	15	1,092
Net charge-offs	(1,285)	(282)	(45)	(1,612)
Provision (benefit) for credit losses	1,126	411	156	1,693
Allowance build (release) for credit losses	(159)	129	111	81
Other changes(2)	(20)	0	0	(20)
Balance as of June 30, 2022	8,166	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	74	74
Balance as of June 30, 2022	0	0	239	239
Combined allowance and reserve as of June 30, 2022	$8,166	$2,047	$1,517	$11,730

	Three Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2021	$10,072	$2,498	$1,447	$14,017
Charge-offs	(967)	(260)	(8)	(1,235)
Recoveries(1)	396	271	27	694
Net recoveries (charge-offs)	(571)	11	19	(541)
Provision (benefit) for credit losses	(635)	(306)	(196)	(1,137)
Allowance build (release) for credit losses	(1,206)	(295)	(177)	(1,678)
Other changes(2)	7	0	0	7
Balance as of June 30, 2021	8,873	2,203	1,270	12,346
Reserve for unfunded lending commitments:
Balance as of March 31, 2021	0	0	187	187
Provision (benefit) for losses on unfunded lending commitments	0	0	(23)	(23)
Balance as of June 30, 2021	0	0	164	164
Combined allowance and reserve as of June 30, 2021	$8,873	$2,203	$1,434	$12,510

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(1,960)	(602)	(27)	(2,589)
Recoveries(1)	756	522	30	1,308
Net recoveries (charge-offs)	(1,204)	(80)	3	(1,281)
Provision (benefit) for credit losses	(1,127)	(432)	(391)	(1,950)
Allowance build (release) for credit losses	(2,331)	(512)	(388)	(3,231)
Other changes(2)	13	0	0	13
Balance as of June 30, 2021	8,873	2,203	1,270	12,346

85	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(31)	(31)
Balance as of June 30, 2021	0	0	164	164
Combined allowance and reserve as of June 30, 2021	$8,873	$2,203	$1,434	$12,510
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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2022 and 2021.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Estimated reimbursements from partners, beginning of period	$1,366	$2,005
Amounts due from partners which reduced net charge-offs	(119)	(128)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	55	(166)
Estimated reimbursements from partners, end of period	$1,302	$1,711

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Estimated reimbursements from partners, beginning of period	$1,450	$2,159
Amounts due from partners which reduced net charge-offs	(226)	(269)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	78	(179)
Estimated reimbursements from partners, end of period	$1,302	$1,711

86	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2022 and December 31, 2021. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$21,065	$14,851	$0	$0	$0
Auto loan securitizations	3,878	3,243	0	0	0
Total securitization-related VIEs	24,943	18,094	0	0	0
Other VIEs:(3)
Affordable housing entities	260	20	4,774	1,499	4,774
Entities that provide capital to low-income and rural communities	2,331	10	0	0	0
Other	0	0	355	0	355
Total other VIEs	2,591	30	5,129	1,499	5,129
Total VIEs	$27,534	$18,124	$5,129	$1,499	$5,129

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$21,569	$13,016	$0	$0	$0
Auto loan securitizations	2,552	2,187	0	0	0
Total securitization-related VIEs	24,121	15,203	0	0	0

87	Capital One Financial Corporation (COF)

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Other VIEs:(3)
Affordable housing entities	263	27	4,774	1,454	4,774
Entities that provide capital to low-income and rural communities	2,074	26	0	0	0
Other	0	0	383	0	383
Total other VIEs	2,337	53	5,157	1,454	5,157
Total VIEs	$26,458	$15,256	$5,157	$1,454	$5,157
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $548 million of liabilities as of June 30, 2022, and $2.2 billion of assets and $568 million of liabilities as of December 31, 2021.
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

88	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2022 and December 31, 2021.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
June 30, 2022:
Securities held by third-party investors	$14,226	$3,240
Receivables in the trusts	21,343	3,702
Cash balance of spread or reserve accounts	0	18
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2021:
Securities held by third-party investors	$12,808	$2,186
Receivables in the trust	22,454	2,418
Cash balance of spread or reserve accounts	0	13
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2022 and June 30, 2021, we recognized amortization of $322 million and $317 million, respectively, and tax credits of $467 million and $423 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.8 billion and $4.7 billion as of June 30, 2022 and December 31, 2021, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded

89	Capital One Financial Corporation (COF)

commitments was $1.7 billion as of both June 30, 2022 and December 31, 2021, and is largely expected to be paid from 2022 to 2024.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.8 billion as of both June 30, 2022 and December 31, 2021. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $12.2 billion and $11.9 billion as of June 30, 2022 and December 31, 2021, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.3 billion and $2.1 billion as of June 30, 2022 and December 31, 2021, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $355 million and $383 million as of June 30, 2022 and December 31, 2021, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

90	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of June 30, 2022 and December 31, 2021. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	June 30, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,778	N/A	$14,778
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(13)	16
Other(1)	213	(146)	67
Total other intangible assets	242	(159)	83
Total goodwill and other intangible assets	$15,020	$(159)	$14,861
Commercial MSRs(2)	$650	$(215)	$435

	December 31, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,782	N/A	$14,782
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(10)	19
Other(1)	213	(121)	92
Total other intangible assets	242	(131)	111
Total goodwill and other intangible assets	$15,024	$(131)	$14,893
Commercial MSRs(2)	$622	$(202)	$420
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade names and other customer contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $14 million and $28 million for the three and six months ended June 30, 2022, respectively, and $5 million and $11 million for the three and six months ended June 30, 2021, respectively.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of June 30, 2022 and December 31, 2021.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
Other adjustments(1)	(8)	0	4	(4)
Balance as of June 30, 2022	$5,079	$4,645	$5,054	$14,778
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

91	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2022 and December 31, 2021. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2022	December 31, 2021
Deposits:
Non-interest-bearing deposits	$37,004	$38,043
Interest-bearing deposits(1)	270,881	272,937
Total deposits	$307,885	$310,980
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$440	$820
Total short-term borrowings	$440	$820

	June 30, 2022				December 31, 2021
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2022-2028	0.32% - 3.49%	2.02%	$17,466	$14,994
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2022-2033	0.80 - 5.27	3.23	23,444	19,975
Floating unsecured senior debt	2022-2025	1.96 - 2.86	2.28	1,835	1,709
Total unsecured senior debt			3.16	25,279	21,684
Fixed unsecured subordinated debt	2023-2032	2.36 - 4.20	3.52	5,210	5,535
Total senior and subordinated notes				30,489	27,219
Other long-term borrowings:
FHLB advances	2023	1.62 - 1.77	1.70	10,500	0
Finance lease liabilities	2022-2031	0.30 - 9.91	3.65	43	53
Total other long-term borrowings				10,543	53
Total long-term debt				$58,498	$42,266
Total short-term borrowings and long-term debt				$58,938	$43,086
__________
(1)Includes $2.1 billion and $1.8 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes $1.2 billion and $1.4 billion of EUR-denominated unsecured notes as of June 30, 2022 and December 31, 2021, respectively.

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2022 and December 31, 2021, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2022			December 31, 2021
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$60,231	$162	$14	$49,659	$2	$3
Cash flow hedges	55,900	133	245	52,400	244	16
Total interest rate contracts	116,131	295	259	102,059	246	19
Foreign exchange contracts:
Fair value hedges	1,311	0	192	1,421	13	0
Cash flow hedges	1,936	25	4	4,679	24	20
Net investment hedges	4,092	293	0	3,459	43	0
Total foreign exchange contracts	7,339	318	196	9,559	80	20
Total derivatives designated as accounting hedges	123,470	613	455	111,618	326	39
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	85,971	427	1,257	71,724	620	194
Commodity contracts	31,172	3,335	2,858	22,021	1,669	1,561
Foreign exchange and other contracts	4,382	87	74	3,779	40	42
Total customer accommodation	121,525	3,849	4,189	97,524	2,329	1,797
Other interest rate exposures(2)	1,405	32	19	1,899	33	25
Other contracts	2,025	6	0	2,028	2	7
Total derivatives not designated as accounting hedges	124,955	3,887	4,208	101,451	2,364	1,829
Total derivatives	$248,425	$4,500	$4,663	$213,069	$2,690	$1,868
Less: netting adjustment(3)		(1,067)	(1,395)		(542)	(544)
Total derivative assets/liabilities		$3,433	$3,268		$2,148	$1,324
__________
(1)Does not reflect $8 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2022 and December 31, 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

95	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2022 and December 31, 2021.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2022			December 31, 2021
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$7,875	$24	$239	$10,327	$286	$295
Interest-bearing deposits	(10,936)	142	(1)	(7,361)	(47)	(1)
Securitized debt obligations	(13,173)	472	0	(11,155)	49	3
Senior and subordinated notes	(26,660)	780	(616)	(22,777)	(531)	(708)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $238 million and $247 million, the amount of the designated hedged items was $225 million and $225 million, and the cumulative basis adjustments associated with these hedges was $11 million and $3 million as of June 30, 2022 and December 31, 2021, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2022 and December 31, 2021. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.
Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of June 30, 2022
Derivative assets(1)	$4,500	$(485)	$(582)	$3,433	$0	$3,433
As of December 31, 2021
Derivative assets(1)	2,690	(252)	(290)	2,148	0	2,148

96	Capital One Financial Corporation (COF)

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of June 30, 2022
Derivative liabilities(1)	$4,663	$(485)	$(910)	$3,268	$0	$3,268
Repurchase agreements(2)	440	0	0	440	(440)	0
As of December 31, 2021
Derivative liabilities(1)	1,868	(252)	(292)	1,324	0	1,324
Repurchase agreements(2)	820	0	0	820	(820)	0
__________
(1)We received cash collateral from derivative counterparties totaling $725 million and $377 million as of June 30, 2022 and December 31, 2021, respectively. We also received securities from derivative counterparties with a fair value of $28 million for June 30, 2022 and approximately $1 million for December 31, 2021, respectively, which we have the ability to re-pledge. We posted $4.3 billion and $2.0 billion of cash collateral as of June 30, 2022 and December 31, 2021, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $449 million and $836 million as of June 30, 2022 and December 31, 2021, respectively, primarily consisting of agency RMBS securities.
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2022 and 2021.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$435	$6,605	$55	$(293)	$(65)	$(194)	$99
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$8	$0	$0	$21	$6	$13	$0
Gains (losses) recognized on derivatives	36	0	0	(73)	(119)	(376)	(74)
Gains (losses) recognized on hedged items(1)	(61)	0	0	74	120	413	73
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$(17)	$0	$0	$22	$7	$50	$(1)

97	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$63	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	(1)	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$63	$(1)	$0	$0	$0	$0

	Six Months Ended June 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$837	$12,972	$70	$(511)	$(94)	$(325)	$442
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$0	$0	$0	$42	$33	$51	$0
Gains (losses) recognized on derivatives	211	0	0	(188)	(424)	(1,232)	(112)
Gains (losses) recognized on hedged items(1)	(262)	0	0	189	423	1,309	111
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(51)	$0	$0	$43	$32	$127	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$190	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	(1)	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$190	$(1)	$0	$0	$0	$0

98	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$370	$5,753	$16	$(237)	$(28)	$(122)	$231
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(25)	$0	$0	$34	$30	$56	$0
Gains (losses) recognized on derivatives	11	0	0	(31)	(17)	0	16
Gains (losses) recognized on hedged items(1)	(18)	0	0	31	11	33	(16)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$(32)	$0	$0	$34	$24	$89	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$11	$234	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	0	0	0	0	1
Net income (expense) recognized on cash flow hedges	$11	$234	$0	$0	$0	$0	$1

99	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$761	$11,607	$32	$(506)	$(60)	$(251)	$353
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(50)	$0	$0	$70	$63	$118	$0
Gains (losses) recognized on derivatives	111	0	0	(89)	(97)	(336)	(45)
Gains (losses) recognized on hedged items(1)	(123)	0	0	89	86	401	45
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(62)	$0	$0	$70	$52	$182	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$20	$460	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income (expense) recognized on cash flow hedges	$20	$460	$1	$0	$0	$0	$1
_________
(1)Includes amortization benefit of $17 million and $34 million for the three and six months ended June 30, 2022, respectively, and amortization benefit of $22 million and $44 million for the three and six months ended June 30, 2021, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $31 million and $18 million for the three and six months ended June 30, 2022, respectively, and a gain of $77 million and $162 million for the three and six months ended June 30, 2021, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings a net after-tax loss of $431 million recorded in AOCI as of June 30, 2022. This amount will offset the cash flows associated with hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 5.7 years as of June 30, 2022. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three

100	Capital One Financial Corporation (COF)

and six months ended June 30, 2022 and 2021. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$11	$8	$20	$18
Commodity contracts	11	4	17	9
Foreign exchange and other contracts	3	4	4	8
Total customer accommodation	25	16	41	35
Other interest rate exposures	(12)	(27)	14	(16)
Other contracts	(7)	(1)	(5)	(1)
Total	$6	$(12)	$50	$18

101	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of June 30, 2022 and December 31, 2021.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2022	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2022	December 31, 2021
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table includes the changes in AOCI by component for the three and six months ended June 30, 2022, and 2021.
Table 9.2: AOCI

	Three Months Ended June 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of March 31, 2022	$(2,956)	$(1,091)	$(26)	$(20)	$(4,093)
Other comprehensive income (loss) before reclassifications	(2,293)	(412)	(52)	0	(2,757)
Amounts reclassified from AOCI into earnings	5	(71)	0	0	(66)
Other comprehensive income (loss), net of tax	(2,288)	(483)	(52)	0	(2,823)
AOCI as of June 30, 2022	$(5,244)	$(1,574)	$(78)	$(20)	$(6,916)

102	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(5,546)	(1,535)	(57)	0	(7,138)
Amounts reclassified from AOCI into earnings	5	(157)	0	0	(152)
Other comprehensive income (loss), net of tax	(5,541)	(1,692)	(57)	0	(7,290)
AOCI as of June 30, 2022	$(5,244)	$(1,574)	$(78)	$(20)	$(6,916)

	Three Months Ended June 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2021	$1,038	$781	$(12)	$(24)	$1,783
Other comprehensive income (loss) before reclassifications	51	193	9	0	253
Amounts reclassified from AOCI into earnings	0	(244)	0	0	(244)
Other comprehensive income (loss), net of tax	51	(51)	9	0	9
AOCI as of June 30, 2021	$1,089	$730	$(3)	$(24)	$1,792

	Six Months Ended June 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,094)	(145)	28	0	(1,211)
Amounts reclassified from AOCI into earnings	(3)	(487)	0	(1)	(491)
Other comprehensive income (loss), net of tax	(1,097)	(632)	28	(1)	(1,702)
AOCI as of June 30, 2021	$1,089	$730	$(3)	$(24)	$1,792
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $174 million and $222 million for the three and six months ended June 30, 2022, respectively, and other comprehensive loss of $13 million and $34 million for the three and six months ended June 30, 2021, respectively, from hedging instruments designated as net investment hedges.
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2022 and 2021.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2022	2021	2022	2021
Securities available for sale:
	Non-interest income (loss)	$(6)	$0	$(6)	$4
	Income tax provision (benefit)	(1)	0	(1)	1
	Net income (loss)	(5)	0	(5)	3

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2022	2021	2022	2021
Hedging relationships:
Interest rate contracts:	Interest income	63	245	190	480
Foreign exchange contracts:	Interest income	(1)	0	(1)	1
	Interest expense	0	(1)	(1)	(2)
	Non-interest income	31	77	18	162
	Income from continuing operations before income taxes	93	321	206	641
	Income tax provision	22	77	49	154
	Net income	71	244	157	487
Other:
	Non-interest income and non-interest expense	0	0	0	1
	Net income	0	0	0	1
Total reclassifications		$66	$244	$152	$491
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2022 and 2021.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(3,012)	$(724)	$(2,288)	$66	$15	$51
Net unrealized losses on hedging relationships	(634)	(151)	(483)	(68)	(17)	(51)
Foreign currency translation adjustments(1)	4	56	(52)	4	(5)	9
Other	0	0	0	0	0	0
Other comprehensive income (loss)	$(3,642)	$(819)	$(2,823)	$2	$(7)	$9

	Six Months Ended June 30,
	2022			2021
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(7,299)	$(1,758)	$(5,541)	$(1,446)	$(349)	$(1,097)
Net unrealized losses on hedging relationships	(2,227)	(535)	(1,692)	(834)	(202)	(632)
Foreign currency translation adjustments(1)	14	71	(57)	17	(11)	28
Other	0	0	0	(1)	0	(1)
Other comprehensive loss	$(9,512)	$(2,222)	$(7,290)	$(2,264)	$(562)	$(1,702)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

104	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2022	2021	2022	2021
Income from continuing operations, net of tax	$2,031	$3,537	$4,434	$6,864
Income (loss) from discontinued operations, net of tax	0	(1)	0	(3)
Net income	2,031	3,536	4,434	6,861
Dividends and undistributed earnings allocated to participating securities	(25)	(30)	(53)	(58)
Preferred stock dividends	(57)	(60)	(114)	(121)
Net income available to common stockholders	$1,949	$3,446	$4,267	$6,682

Total weighted-average basic common shares outstanding	391.2	450.6	400.8	454.6
Effect of dilutive securities:(1)
Stock options	0.4	0.8	0.4	0.8
Other contingently issuable shares	1.0	0.9	1.1	0.8
Total effect of dilutive securities	1.4	1.7	1.5	1.6
Total weighted-average diluted common shares outstanding	392.6	452.3	402.3	456.2
Basic earnings per common share:
Net income from continuing operations	$4.98	$7.65	$10.65	$14.70
Net income per basic common share	$4.98	$7.65	$10.65	$14.70
Diluted earnings per common share:(1)
Net income from continuing operations	$4.96	$7.62	$10.61	$14.65
Net income per diluted common share	$4.96	$7.62	$10.61	$14.65
__________
(1)Excluded from the computation of diluted earnings per share were awards of 37 thousand shares and awards of 19 thousand for the three and six months ended June 30, 2022, respectively, because their inclusion would be anti-dilutive. There were no shares excluded from the computation of dilutive earnings per share for the three months ended June 30, 2021. For the six months ended June 30, 2021, awards of 51 thousand shares were excluded from the computation of diluted earnings per share.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$8,624	$0	$0	—	$8,624
RMBS	0	65,287	240	—	65,527
CMBS	0	7,561	13	—	7,574
Other securities	191	1,106	0	—	1,297
Total securities available for sale	8,815	73,954	253	—	83,022
Loans held for sale	0	767	0	—	767
Other assets:
Derivative assets(2)	792	3,577	131	$(1,067)	3,433
Other(3)	441	3	37	—	481
Total assets	$10,048	$78,301	$421	$(1,067)	$87,703
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1,416	$3,104	$143	$(1,395)	$3,268
Total liabilities	$1,416	$3,104	$143	$(1,395)	$3,268

106	Capital One Financial Corporation (COF)

	December 31, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,442	$0	$0	—	$9,442
RMBS	0	73,358	258	—	73,616
CMBS	0	9,360	9	—	9,369
Other securities	206	2,628	0	—	2,834
Total securities available for sale	9,648	85,346	267	—	95,261
Loans held for sale	0	1,026	0	—	1,026
Other assets:
Derivative assets(2)	406	2,200	84	$(542)	2,148
Other(3)	526	6	41	—	573
Total assets	$10,580	$88,578	$392	$(542)	$99,008
Liabilities:
Other liabilities:
Derivative liabilities(2)	$838	$965	$65	$(544)	$1,324
Total liabilities	$838	$965	$65	$(544)	$1,324
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $8 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2022 and December 31, 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.
(3)As of June 30, 2022 and December 31, 2021, other includes retained interests in securitizations of $37 million and $41 million, deferred compensation plan assets of $432 million and $490 million, and equity securities of $12 million (including unrealized loss of $19 million) and $42 million (including unrealized loss of $36 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(1)
(Dollars in millions)	Balance, April 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2022
Securities available for sale:(2)
RMBS	$211	$3	$(8)	$0	$0	$0	$(15)	$72	$(23)	$240	$2
CMBS	21	0	(1)	0	0	0	(4)	0	(3)	13	0
Total securities available for sale	232	3	(9)	0	0	0	(19)	72	(26)	253	2

107	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(1)
(Dollars in millions)	Balance, April 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2022
Other assets:
Retained interests in securitizations	39	(2)	0	0	0	0	0	0	0	37	(2)
Net derivative assets (liabilities)(3)	22	(46)	0	0	0	8	4	0	0	(12)	(18)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2022
Securities available for sale:(2)
RMBS	$258	$13	$(20)	$0	$0	$0	$(43)	$84	$(52)	$240	$5
CMBS	9	0	(1)	0	0	0	(5)	13	(3)	13	(1)
Total securities available for sale	267	13	(21)	0	0	0	(48)	97	(55)	253	4
Other assets:
Retained interests in securitizations	41	(4)	0	0	0	0	0	0	0	37	(4)
Net derivative assets (liabilities)(3)	19	(41)	0	0	0	36	2	(28)	0	(12)	(38)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(1)
(Dollars in millions)	Balance, April 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2021
Securities available for sale:(2)
RMBS	$326	$4	$2	$0	$0	$0	$(25)	$45	$(63)	$289	$4
CMBS	10	0	0	0	0	0	0	0	(1)	9	0
Total securities available for sale	336	4	2	0	0	0	(25)	45	(64)	298	4
Other assets:
Retained interests in securitizations	50	(4)	0	0	0	0	0	0	0	46	(4)
Net derivative assets (liabilities)(3)	34	11	0	0	0	(16)	(15)	6	(1)	19	11

108	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2021
Securities available for sale:(2)
RMBS	$328	$11	$4	$0	$0	$0	$(51)	$84	$(87)	$289	$8
CMBS	111	0	(2)	0	0	0	(6)	0	(94)	9	0
Total securities available for sale	439	11	2	0	0	0	(57)	84	(181)	298	8
Other assets:
Retained interests in securitizations	55	(9)	0	0	0	0	0	0	0	46	(9)
Net derivative assets (liabilities)(3)	31	(10)	0	0	0	22	(29)	6	(1)	19	8
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and six months ended June 30, 2022 included in OCI related to Level 3 securities available for sale still held as of June 30, 2022 were net unrealized losses of $11 million and $20 million . For the three and six months ended June 30, 2021, included in OCI related to Level 3 securities available for sale still held as of June 30, 2021 were net unrealized losses of $1 million and net unrealized gains of $2 million, respectively.
(3)Includes derivative assets and liabilities of $131 million and $143 million, respectively, as of June 30, 2022 and $129 million and $110 million, respectively, as of June 30, 2021.
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

109	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$240	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-14% 6-25% 0-11% 30-80%	5% 10% 2% 61%
CMBS	13	Discounted cash flows (vendor pricing)	Yield	2-4%	4%
Other assets:
Retained interests in securitizations(2)	37	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-37 9-18% 4-8% 1-3% 80-291%	N/A
Net derivative assets (liabilities)	(12)	Discounted cash flows	Swap rates	3%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$258	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-21% 5-40% 1-11% 30-100%	3% 11% 2% 65%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	41	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	29-36 9-18% 2-8% 3-4% 72-151%	N/A
Net derivative assets (liabilities)	19	Discounted cash flows	Swap rates	1-2%	2%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2022 and December 31, 2021, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.

110	Capital One Financial Corporation (COF)

Table 11.4: Nonrecurring Fair Value Measurements

	June 30, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$205	$205
Loans held for sale	91	0	91
Other assets(1)	0	91	91
Total	$91	$296	$387

	December 31, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$194	$194
Loans held for sale	118	0	118
Other assets(1)	0	325	325
Total	$118	$519	$637
__________
(1)As of June 30, 2022, other assets included investments accounted for under measurement alternative of $1 million, repossessed assets of $52 million and long-lived assets held for sale of $38 million. As of December 31, 2021, other assets included equity method investments of $50 million, investments accounted for under measurement alternative of $29 million, repossessed assets of $40 million and long-lived assets held for sale of $206 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 20%, and from 0% to 100%, with a weighted average of 13%, as of June 30, 2022 and December 31, 2021, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2022 and 2021.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Loans held for investment	$31	$(97)
Loans held for sale	(6)	0
Other assets(1)	(28)	(61)
Total	$(3)	$(158)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

111	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2022 and December 31, 2021.
Table 11.6: Fair Value of Financial Instruments

	June 30, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,553	$21,553	$4,825	$16,728	$0
Restricted cash for securitization investors	697	697	697	0	0
Net loans held for investment	284,893	287,254	0	0	287,254
Loans held for sale	108	110	0	110	0
Interest receivable	1,611	1,611	0	1,611	0
Other investments(1)	1,735	1,735	0	1,735	0
Financial liabilities:
Deposits with defined maturities	22,225	22,026	0	22,026	0
Securitized debt obligations	17,466	17,446	0	17,446	0
Senior and subordinated notes	30,489	30,152	0	30,152	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	440	440	0	440	0
Other borrowings(2)	10,500	10,501	0	10,501	0
Interest payable	333	333	0	333	0

	December 31, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,746	$21,746	$4,164	$17,582	$0
Restricted cash for securitization investors	308	308	308	0	0
Net loans held for investment	265,910	270,508	0	0	270,508
Loans held for sale	4,862	5,091	0	5,091	0
Interest receivable	1,460	1,460	0	1,460	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	17,923	18,062	0	18,062	0
Securitized debt obligations	14,994	15,122	0	15,122	0
Senior and subordinated notes	27,219	27,842	0	27,842	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	820	0	820	0
Interest payable	281	281	0	281	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

112	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2022 and 2021, selected balance sheet data as of June 30, 2022 and 2021, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 12.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,899	$2,147	$635	$(164)	$6,517
Non-interest income (loss)	1,410	96	272	(63)	1,715
Total net revenue (loss)(2)	5,309	2,243	907	(227)	8,232
Provision for credit losses	581	281	222	1	1,085
Non-interest expense	2,771	1,286	485	41	4,583
Income (loss) from continuing operations before income taxes	1,957	676	200	(269)	2,564
Income tax provision (benefit)	466	160	48	(141)	533
Income (loss) from continuing operations, net of tax	$1,491	$516	$152	$(128)	$2,031
Loans held for investment	$120,880	$81,531	$93,973	$0	$296,384
Deposits	0	255,904	38,844	13,137	307,885

113	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$7,738	$4,260	$1,242	$(326)	$12,914
Non-interest income (loss)	2,868	201	549	(127)	3,491
Total net revenue (loss)(2)	10,606	4,461	1,791	(453)	16,405
Provision (benefit) for credit losses	1,126	411	230	(5)	1,762
Non-interest expense	5,554	2,522	973	85	9,134
Income (loss) from continuing operations before income taxes	3,926	1,528	588	(533)	5,509
Income tax provision (benefit)	935	362	140	(362)	1,075
Income (loss) from continuing operations, net of tax	$2,991	$1,166	$448	$(171)	$4,434
Loans held for investment	$120,880	$81,531	$93,973	$0	$296,384
Deposits	0	255,904	38,844	13,137	307,885

	Three Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,217	$2,101	$460	$(35)	$5,743
Non-interest income (loss)	1,253	144	257	(23)	1,631
Total net revenue (loss)(2)	4,470	2,245	717	(58)	7,374
Provision (benefit) for credit losses	(635)	(306)	(219)	0	(1,160)
Non-interest expense	2,263	1,123	417	163	3,966
Income (loss) from continuing operations before income taxes	2,842	1,428	519	(221)	4,568
Income tax provision (benefit)	672	337	123	(101)	1,031
Income (loss) from continuing operations, net of tax	$2,170	$1,091	$396	$(120)	$3,537
Loans held for investment	$101,017	$74,759	$73,821	$0	$249,597
Deposits	0	251,155	42,973	12,180	306,308

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$6,589	$4,131	$980	$(135)	$11,565
Non-interest income (loss)	2,282	285	497	(142)	2,922
Total net revenue (loss)(2)	8,871	4,416	1,477	(277)	14,487
Provision (benefit) for credit losses	(1,127)	(432)	(422)	(2)	(1,983)
Non-interest expense	4,398	2,240	836	232	7,706
Income (loss) from continuing operations before income taxes	5,600	2,608	1,063	(507)	8,764
Income tax provision (benefit)	1,325	615	251	(291)	1,900
Income (loss) from continuing operations, net of tax	$4,275	$1,993	$812	$(216)	$6,864
Loans held for investment	$101,017	$74,759	$73,821	$0	$249,597
Deposits	0	251,155	42,973	12,180	306,308
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $211 million and $403 million in the three and six months ended June 30, 2022, respectively, and $175 million and $355 million in the three and six months ended June 30, 2021, respectively, for credit card finance charges and fees charged off as uncollectible.

114	Capital One Financial Corporation (COF)

Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees, service charges and other customer-related fees, and other contract revenue. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as automated teller machine (“ATM”) usage. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our partnership arrangements. Other contract revenue in our Consumer Banking business consists primarily of revenue earned on certain marketing and promotional events from our auto dealers. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2022 and 2021.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,093	$80	$28	$0	$1,201
Service charges and other customer-related fees	0	21	63	0	84
Other	98	21	3	0	122
Total contract revenue	1,191	122	94	0	1,407
Revenue (reduction) from other sources	219	(26)	178	(63)	308
Total non-interest income (loss)	$1,410	$96	$272	$(63)	$1,715

	Six Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,030	$151	$52	$1	$2,234
Service charges and other customer-related fees	0	47	128	(1)	174
Other	193	38	1	0	232
Total contract revenue	2,223	236	181	0	2,640
Revenue (reduction) from other sources	645	(35)	368	(127)	851
Total non-interest income (loss)	$2,868	$201	$549	$(127)	$3,491

	Three Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$925	$67	$24	$0	$1,016
Service charges and other customer-related fees	0	45	66	0	111
Other	94	19	1	0	114
Total contract revenue	1,019	131	91	0	1,241
Revenue (reduction) from other sources	234	13	166	(23)	390
Total non-interest income (loss)	$1,253	$144	$257	$(23)	$1,631

115	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,668	$124	$41	$0	$1,833
Service charges and other customer-related fees	0	89	116	0	205
Other	164	38	2	0	204
Total contract revenue	1,832	251	159	0	2,242
Revenue (reduction) from other sources	450	34	338	(142)	680
Total non-interest income (loss)	$2,282	$285	$497	$(142)	$2,922
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

116	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2022 and December 31, 2021. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Credit card lines	$352,863	$368,508	N/A	N/A
Other loan commitments(1)	48,493	44,572	$193	$125
Standby letters of credit and commercial letters of credit(2)	1,504	1,419	31	24
Total unfunded lending commitments	$402,860	$414,499	$224	$149
__________
(1)Includes $4.4 billion and $3.9 billion of advised lines of credit as of June 30, 2022 and December 31, 2021, respectively.
(2)These financial guarantees have expiration dates that range from 2022 to 2027 as of June 30, 2022.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $88 million and $90 million as of June 30, 2022 and December 31, 2021, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

117	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2022 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 75 putative consumer class action cases (primarily in U.S. courts with cases also in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In the third quarter of 2020, the MDL court denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue. In the fourth quarter of 2021, the parties agreed to a settlement of the U.S. consumer class action cases for an amount within existing reserves. The parties are in the process of seeking the required court approval of the class settlement. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all

118	Capital One Financial Corporation (COF)

impacted Canadian consumers except those in Quebec, which under Canadian law would allow the case to proceed with discovery on a classwide basis. The preliminary certification decision has been appealed.
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

119	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

120	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the second quarter of 2022. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Amount That May Yet be Purchased Under the Plan or Program(2) (in millions)
April	6,117,164	$132.85	6,117,164	$1,819
May	6,428,659	121.69	6,383,209	1,043
June	3,299,734	119.17	3,299,734	649
Total	15,845,557	125.47	15,800,107
__________
(1)There were 45,450 shares withheld in May, respectively, to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed.
(2)Amounts reflected in this table only relate to the $5 billion Board of Directors authorization made in January 2022. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5 billion of shares of our common stock beginning in the third quarter of 2022. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

121	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as restated May 1, 2020) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 4, 2020).
3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
10.1+*	Form of Restricted Stock Unit Award Agreement granted to our directors under the Sixth Amended and Restated 2004 Stock Incentive Plan.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

122	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 29, 2022	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

123	Capital One Financial Corporation (COF)