Form 10-Q
period 2022-09-30
CAPITAL ONE FINANCIAL CORP
filed 2022-11-04
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2022, there were 381,698,572 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “MD&A—Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including those relating to operating results and the Cybersecurity Incident described in “Note 13—Commitments, Contingencies, Guarantees and Others” as well as the potential impacts of the Coronavirus Disease of 2019 (“COVID-19”) pandemic described in “MD&A—Introduction—Coronavirus Disease 2019 (COVID-19) Pandemic” are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in Part I—Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K (“2021 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2022 included in this Report.

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
As of September 30, 2022, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit card products along with other lending products and consumer services; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
On October 1, 2022, the Company completed the merger of COBNA with and into CONA, with CONA as the surviving entity.
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

4	Capital One Financial Corporation (COF)

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
During the COVID-19 pandemic, a significant majority of our associates across our workforce transitioned to working remotely. In the third quarter of 2022, we moved to a hybrid work methodology that allows for in-office collaboration while still enabling associates to work remotely. We continue to monitor local conditions to ensure the safety of our associates.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2022 and 2021 and selected comparative balance sheet data as of September 30, 2022 and December 31, 2021. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2022	2021	Change	2022	2021	Change
Income statement
Net interest income	$7,003	$6,156	14%	$19,917	$17,721	12%
Non-interest income	1,802	1,674	8	5,293	4,596	15
Total net revenue	8,805	7,830	12	25,210	22,317	13
Provision (benefit) for credit losses	1,669	(342)	**	3,431	(2,325)	**
Non-interest expense:
Marketing	978	751	30	2,899	1,872	55
Operating expense	3,971	3,435	16	11,184	10,020	12
Total non-interest expense	4,949	4,186	18	14,083	11,892	18
Income from continuing operations before income taxes	2,187	3,986	(45)	7,696	12,750	(40)
Income tax provision	493	882	(44)	1,568	2,782	(44)
Income from continuing operations, net of tax	1,694	3,104	(45)	6,128	9,968	(39)
Income (loss) from discontinued operations, net of tax	—	—	—	—	(3)	**
Net income	1,694	3,104	(45)	6,128	9,965	(39)
Dividends and undistributed earnings allocated to participating securities	(21)	(26)	(19)	(74)	(84)	(12)
Preferred stock dividends	(57)	(79)	(28)	(171)	(200)	(15)
Issuance cost for redeemed preferred stock	—	(12)	**	—	(12)	**
Net income available to common stockholders	$1,616	$2,987	(46)	$5,883	$9,669	(39)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$4.21	$6.81	(38)%	$14.90	$21.53	(31)%
Income (loss) from discontinued operations	—	—	—	—	(0.01)	**
Net income per basic common share	$4.21	$6.81	(38)	$14.90	$21.52	(31)
Diluted earnings per common share:
Net income from continuing operations	$4.20	$6.78	(38)%	$14.84	$21.45	(31)%
Income (loss) from discontinued operations	—	—	—	—	(0.01)	**
Net income per basic common share	$4.20	$6.78	(38)	$14.84	$21.44	(31)
Weighted-average common shares outstanding (in millions):
Basic	383.4	438.8	(13)%	394.9	449.2	(12)%
Diluted	384.6	440.5	(13)	396.4	450.9	(12)

6	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2022	2021	Change		2022	2021	Change
Common shares outstanding (period-end, in millions)	382.0	430.4	(11)		382.0	430.4	(11)
Dividends declared and paid per common share	$0.60	$1.20	(50)		$1.80	$2.00	(10)
Tangible book value per common share (period-end)(1)	81.38	99.60	(18)		81.38	99.60	(18)
Balance sheet (average balances)
Loans held for investment	$300,186	$253,101	19%		$287,304	$247,867	16%
Interest-earning assets	412,171	387,766	6		401,793	388,820	3
Total assets	447,088	424,506	5		437,523	423,457	3
Interest-bearing deposits	275,900	269,278	2		271,957	272,022	—
Total deposits	311,928	305,035	2		309,168	306,102	1
Borrowings	58,628	37,464	56		51,431	38,134	35
Common equity	49,696	58,230	(15)		51,184	56,972	(10)
Total stockholders’ equity	54,541	64,682	(16)		56,030	62,575	(10)
Selected performance metrics
Purchase volume	$149,497	$136,614	9%		$431,650	$377,623	14%
Total net revenue margin(2)	8.55%	8.08%	47	bps	8.37%	7.65%	72	bps
Net interest margin	6.80	6.35	45		6.61	6.08	53
Return on average assets(3)	1.52	2.92	(140)		1.87	3.14	(127)
Return on average tangible assets(4)	1.57	3.03	(146)		1.93	3.25	(132)
Return on average common equity(5)	13.01	20.52	(8)%		15.33	22.64	(7)%
Return on average tangible common equity(6)	18.59	27.50	(9)		21.62	30.57	(9)
Equity-to-assets ratio(7)	12.20	15.24	(304)	bps	12.81	14.78	(197)	bps
Non-interest expense as a percentage of average loans held for investment	6.59	6.62	(3)		6.54	6.40	14
Efficiency ratio(8)	56.21	53.46	275		55.86	53.29	257
Operating efficiency ratio(9)	45.10	43.87	123		44.36	44.90	(54)
Effective income tax rate from continuing operations	22.5	22.1	40		20.4	21.8	(140)
Net charge-offs	$931	$426	119%		$2,543	$1,707	49%
Net charge-off rate	1.24%	0.67%	57	bps	1.18%	0.92%	26	bps

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021	Change
Balance sheet (period-end)
Loans held for investment	$303,943	$277,340	10%
Interest-earning assets	415,262	397,341	5
Total assets	444,232	432,381	3
Interest-bearing deposits	282,802	272,937	4
Total deposits	317,193	310,980	2
Borrowings	54,607	43,086	27
Common equity	46,015	56,184	(18)
Total stockholders’ equity	50,861	61,029	(17)
Credit quality metrics
Allowance for credit losses	$12,209	$11,430	7%

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021	Change
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.02%	4.12%	(10)	bps
30+ day performing delinquency rate	2.58	2.25	33
30+ day delinquency rate	2.78	2.41	37
Capital ratios
Common equity Tier 1 capital(10)	12.2%	13.1%	(90)	bps
Tier 1 capital(10)	13.6	14.5	(90)
Total capital(10)	15.7	16.9	(120)
Tier 1 leverage(10)	11.0	11.6	(60)
Tangible common equity(11)	7.2	9.9	(270)
Supplementary leverage(10)	9.4	9.9	(50)
Other
Employees (period end, in thousands)	55.1	50.8	8%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $1.7 billion ($4.20 per diluted common share) on total net revenue of $8.8 billion and net income of $6.1 billion ($14.84 per diluted common share) on total net revenue of $25.2 billion for the third quarter and first nine months of 2022. In comparison, we reported net income of $3.1 billion ($6.78 per diluted common share) on total net revenue of $7.8 billion and net income of $10.0 billion ($21.44 per diluted common share) on total net revenue of $22.3 billion for the third quarter and first nine months of 2021.
Relative to 2021, we expect our annual operating efficiency ratio, net of any adjustments, to be approximately flat in 2022 and modestly down in 2023.
Our common equity Tier 1 capital ratio as calculated under the Basel III Standardized Approach was 12.2% and 13.1% as of September 30, 2022 and December 31, 2021, respectively. See “MD&A—Capital Management” for additional information.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. We repurchased approximately $313 million of shares of our common stock during the third quarter of 2022 and $4.7 billion during the first nine months of 2022. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2022. These highlights are based on a comparison between the results of the third quarter and first nine months of 2022 and 2021, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2022 compared to December 31, 2021. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $1.4 billion to $1.7 billion in the third quarter of 2022 compared to the third quarter of 2021 and decreased by $3.8 billion to $6.1 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by:
◦Higher provision for credit losses primarily driven by a net allowance build across all of our segments due to loan growth, compared to a net allowance release across all of our segments in the third quarter of 2021 and the first nine months of 2021.
◦Higher non-interest expense primarily driven by increased marketing spend, as well as continued investment in technology.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher average loan balances in our credit card loan portfolio.
◦Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $26.6 billion to $303.9 billion as of September 30, 2022 from December 31, 2021 primarily driven by growth across all of our segments.
◦Average loans held for investment increased by $47.1 billion to $300.2 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased by $39.4 billion to $287.3 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by growth across all of our segments.

9	Capital One Financial Corporation (COF)

•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 57 basis points (“bps”) to 1.24% in the third quarter of 2022 compared to the third quarter of 2021 and increased by 26 basis points to 1.18% in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by continued gradual credit normalization.
◦Our 30+ day delinquency rate increased by 37 basis points to 2.78% as of September 30, 2022 from December 31, 2021 primarily driven by continued gradual credit normalization.
•Allowance for Credit Losses: Our allowance for credit losses increased by $779 million to $12.2 billion as of September 30, 2022 compared to December 31, 2021 primarily driven by loan growth. Our allowance coverage ratio remained substantially flat at 4.02% as of September 30, 2022 compared to December 31, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2022 and 2021. We provide a discussion of our business segment results in the following section, “MD&A—Business Segment Financial Performance.” This section should be read together with our “MD&A—Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2022 and 2021 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$123,357	$5,161	16.74%	$106,566	$3,965	14.88%
Consumer banking	81,411	1,464	7.19	75,997	1,479	7.78
Commercial banking(3)	96,184	1,057	4.40	77,672	538	2.77
Other(4)	—	(104)	**	—	223	**
Total loans, including loans held for sale	300,952	7,578	10.07	260,235	6,205	9.54
Investment securities	88,666	499	2.25	98,802	317	1.28
Cash equivalents and other interest-earning assets	22,553	123	2.19	28,729	16	0.22
Total interest-earning assets	412,171	8,200	7.96	387,766	6,538	6.74
Cash and due from banks	4,778			5,467
Allowance for credit losses	(11,502)			(12,341)
Premises and equipment, net	4,266			4,238
Other assets	37,375			39,376
Total assets	$447,088			$424,506
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$275,900	$689	1.00%	$269,278	$228	0.34%
Securitized debt obligations	17,108	120	2.81	12,420	29	0.93
Senior and subordinated notes	30,962	319	4.13	24,241	116	1.91
Other borrowings and liabilities	12,296	69	2.20	2,357	9	1.49
Total interest-bearing liabilities	336,266	1,197	1.42	308,296	382	0.49
Non-interest-bearing deposits	36,028			35,757
Other liabilities	20,253			15,771
Total liabilities	392,547			359,824
Stockholders’ equity	54,541			64,682
Total liabilities and stockholders’ equity	$447,088			$424,506
Net interest income/spread		$7,003	6.53		$6,156	6.25
Impact of non-interest-bearing funding			0.27			0.10
Net interest margin			6.80%			6.35%

11	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$117,821	$13,848	15.67%	$103,591	$11,246	14.47%
Consumer banking	80,447	4,308	7.14	72,670	4,343	7.97
Commercial banking(3)	90,848	2,344	3.44	75,852	1,564	2.75
Other(4)	—	50	**	—	659	**
Total loans, including loans held for sale	289,116	20,550	9.48	252,113	17,812	9.42
Investment securities	91,788	1,336	1.94	99,059	1,078	1.45
Cash equivalents and other interest-earning assets	20,889	193	1.23	37,648	48	0.17
Total interest-earning assets	401,793	22,079	7.33	388,820	18,938	6.49
Cash and due from banks	5,014			5,300
Allowance for credit losses	(11,411)			(13,954)
Premises and equipment, net	4,254			4,265
Other assets	37,873			39,026
Total assets	$437,523			$423,457
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$271,957	$1,200	0.59%	$272,022	$734	0.36%
Securitized debt obligations	15,309	214	1.87	11,851	89	1.00
Senior and subordinated notes	28,804	644	2.98	25,555	367	1.92
Other borrowings and liabilities	8,982	104	1.53	2,256	27	1.59
Total interest-bearing liabilities	325,052	2,162	0.89	311,684	1,217	0.52
Non-interest-bearing deposits	37,211			34,080
Other liabilities	19,230			15,118
Total liabilities	381,493			360,882
Stockholders’ equity	56,030			62,575
Total liabilities and stockholders’ equity	$437,523			$423,457
Net interest income/spread		$19,917	6.44		$17,721	5.97
Impact of non-interest-bearing funding			0.17			0.11
Net interest margin			6.61%			6.08%
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
(2)Past due fees included in interest income totaled approximately $534 million and $1.4 billion in the third quarter and first nine months of 2022, respectively, and $401 million and $1.0 billion in the the third quarter and first nine months of 2021, respectively.
(3)Some of our commercial loans generate tax-exempt income. Accordingly, we present our Commercial Banking interest income and yields on a taxable-equivalent basis, calculated using the federal statutory rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $56 million in the third quarter and first nine months of 2022, respectively, and $18 million and $56 million in the the third quarter and first nine months of 2021, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.

12	Capital One Financial Corporation (COF)

Net interest income increased by $847 million to $7.0 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased by $2.2 billion to $19.9 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by higher average loan balances in our credit card loan portfolio.
Net interest margin increased by 45 basis points to 6.80% in the third quarter of 2022 compared to the third quarter of 2021 and increased by 53 basis points to 6.61% in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by higher yields on average interest-earning assets as well as lower securities and cash balances partially offset by higher rates paid on interest-bearing liabilities.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,196	$666	$530	$2,602	$1,621	$981
Consumer banking	(15)	97	(112)	(35)	416	(451)
Commercial banking(2)	519	147	372	780	340	440
Other(3)	(327)	—	(327)	(609)	—	(609)
Total loans, including loans held for sale	1,373	910	463	2,738	2,377	361
Investment securities	182	(33)	215	258	(79)	337
Cash equivalents and other interest-earning assets	107	(3)	110	145	(21)	166
Total interest income	1,662	874	788	3,141	2,277	864
Interest expense:
Interest-bearing deposits	461	6	455	466	—	466
Securitized debt obligations	91	14	77	125	31	94
Senior and subordinated notes	203	38	165	277	51	226
Other borrowings and liabilities	60	49	11	77	78	(1)
Total interest expense	815	107	708	945	160	785
Net interest income	$847	$767	$80	$2,196	$2,117	$79
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

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2022 and 2021.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Interchange fees, net	$1,195	$1,022	$3,429	$2,855
Service charges and other customer-related fees	415	407	1,230	1,143
Other non-interest income:(1)
Mortgage banking revenue	51	84	145	184
Treasury and other investment income	7	50	(37)	128
Other	134	111	526	286
Total other non-interest income	192	245	634	598
Total non-interest income	$1,802	$1,674	$5,293	$4,596
________
(1)Includes losses of $19 million and $106 million on deferred compensation plan investments for the third quarter and first nine months of 2022, respectively, and a loss of $1 million and a gain of $44 million on deferred compensation plan investments for the third quarter and first nine months of 2021, respectively. These amounts have corresponding offsets in non-interest expense.
Non-interest income increased by $128 million to $1.8 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased by $697 million to $5.3 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by higher net interchange fees due to an increase in purchase volume in our Credit Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $2.0 billion to $1.7 billion in the third quarter of 2022 and increased by $5.8 billion to $3.4 billion in the first nine months of 2022 primarily driven by a net allowance build across all of our segments due to loan growth, compared to a net allowance release across all of our segments in the third quarter of 2021 and the first nine months of 2021.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “MD&A—Credit Risk Profile” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K.

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2022 and 2021.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Salaries and associate benefits(1)	$2,187	$1,852	$6,159	$5,480
Occupancy and equipment	502	481	1,496	1,476
Marketing	978	751	2,899	1,872
Professional services	471	358	1,326	991
Communications and data processing	349	319	1,027	936
Amortization of intangibles	17	5	45	16
Other non-interest expense:
Bankcard, regulatory and other fee assessments	90	50	211	140
Collections	83	93	246	272
Other	272	277	674	709
Total other non-interest expense	445	420	1,131	1,121
Total non-interest expense	$4,949	$4,186	$14,083	$11,892
_________
(1)Includes a benefit of $19 million and $106 million related to our deferred compensation plan investments for the third quarter and first nine months of 2022, respectively, and a benefit of $1 million and expense of $44 million related to our deferred compensation plan investments for the third quarter and first nine months of 2021, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $763 million to $4.9 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased by $2.2 billion to $14.1 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by increased marketing spend and increased salaries and associate benefits due to continued investment in technology.
We expect the increase in operating expense, net of any adjustments, from the third quarter of 2022 to the fourth quarter of 2022 will be less than the average increase over the last five years.
Income Taxes
We recorded an income tax provision of $493 million (22.5% effective income tax rate) and $1.6 billion (20.4% effective income tax rate) in the third quarter and first nine months of 2022, respectively, compared to an income tax provision of $882 million (22.1% effective income tax rate) and $2.8 billion (21.8% effective income tax rate) in the third quarter and first nine months of 2021, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective income tax rate increased in the third quarter of 2022 and decreased in the first nine months of 2022 compared to the same periods in 2021 primarily driven by the relationship of our tax credits, tax-exempt income and non-deductible expenses in proportion to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Note 15—Income Taxes” in our 2021 Form 10-K.

15	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $11.9 billion to $444.2 billion as of September 30, 2022 from December 31, 2021 primarily driven by growth in our loan portfolios, partially offset by a decline in the fair value of our investment securities portfolio.
Total liabilities increased by $22.0 billion to $393.4 billion as of September 30, 2022 from December 31, 2021 primarily driven by deposit growth and net issuances of Federal Home Loan Banks (“FHLB”) advances and senior unsecured debt.
Stockholders’ equity decreased by $10.2 billion to $50.9 billion as of September 30, 2022 from December 31, 2021 primarily driven by a decrease in accumulated other comprehensive income due to a decline in the fair value of our investment securities portfolio and our common stock repurchases, partially offset by net income of $6.1 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2022. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 98% and 96% of our total investment securities portfolio as of September 30, 2022 and December 31, 2021, respectively.
The fair value of our available for sale securities portfolio decreased by $20.0 billion to $75.3 billion as of September 30, 2022 from December 31, 2021, primarily driven by increases in interest rates and credit spreads as well as actions taken to further decrease the portfolio size through sales and the decision not to reinvest a portion of the principal proceeds back into the investment portfolio. See “Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of September 30, 2022 and December 31, 2021.
Table 6: Loans Held for Investment

	September 30, 2022			December 31, 2021
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$126,913	$8,716	$118,197	$114,772	$8,345	$106,427
Consumer Banking	81,199	2,108	79,091	77,646	1,918	75,728
Commercial Banking	95,831	1,385	94,446	84,922	1,167	83,755
Total	$303,943	$12,209	$291,734	$277,340	$11,430	$265,910
Loans held for investment increased by $26.6 billion to $303.9 billion as of September 30, 2022 from December 31, 2021 primarily driven by growth across all of our segments.
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

16	Capital One Financial Corporation (COF)

purchased, securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios.
Table 7 provides the composition of our primary sources of funding as of September 30, 2022 and December 31, 2021.
Table 7: Funding Sources Composition

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$256,661	69%	$256,407	72%
Commercial Banking	41,058	11	44,809	13
Other(1)	19,474	5	9,764	3
Total deposits	317,193	85	310,980	88
Securitized debt obligations	15,926	4	14,994	4
Other debt	38,681	11	28,092	8
Total funding sources	$371,800	100%	$354,066	100%
__________
(1)Includes brokered deposits of $18.4 billion and $8.6 billion as of September 30, 2022 and December 31, 2021, respectively.
Total deposits increased by $6.2 billion to $317.2 billion as of September 30, 2022 from December 31, 2021 primarily driven by issuances of brokered deposits.
Securitized debt obligations increased by $932 million to $15.9 billion as of September 30, 2022 from December 31, 2021 primarily driven by net issuances in our auto securitization program.
Other debt increased by $10.6 billion to $38.7 billion as of September 30, 2022 from December 31, 2021 primarily driven by a net increase in FHLB advances.
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
We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on generally accepted accounting principles in the U.S. (“U.S. GAAP”). There is no comprehensive authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed presentation of our business segment results may not be comparable to similar information provided by other financial services companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP.
We summarize our business segment results for the third quarter and first nine months of 2022 and 2021 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2022 compared to December 31, 2021. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments and Revenue from Contracts with Customers.”

18	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the third quarter and first nine months of 2022 and 2021.
Table 8: Business Segment Results

	Three Months Ended September 30,
	2022				2021
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$5,767	65%	$1,146	67%	$4,883	63%	$2,030	65%
Consumer Banking	2,440	28	622	37	2,286	29	909	29
Commercial Banking(3)	1,018	12	270	16	884	11	365	12
Other(3)	(420)	(5)	(344)	(20)	(223)	(3)	(200)	(6)
Total	$8,805	100%	$1,694	100%	$7,830	100%	$3,104	100%

	Nine Months Ended September 30,
	2022				2021
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$16,373	65%	$4,137	67%	$13,754	61%	$6,305	63%
Consumer Banking	6,901	27	1,788	29	6,702	30	2,902	29
Commercial Banking(3)	2,809	11	718	12	2,361	11	1,177	12
Other(3)	(873)	(3)	(515)	(8)	(500)	(2)	(416)	(4)
Total	$25,210	100%	$6,128	100%	$22,317	100%	$9,968	100%
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
Our Credit Card business generated net income from continuing operations of $1.1 billion and $4.1 billion in the third quarter and first nine months of 2022, respectively, and $2.0 billion and $6.3 billion in the third quarter and first nine months of 2021, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2022	2021	Change	2022	2021	Change
Selected income statement data:
Net interest income	$4,313	$3,620	19%	$12,051	$10,209	18%
Non-interest income	1,454	1,263	15	4,322	3,545	22
Total net revenue(1)	5,767	4,883	18	16,373	13,754	19
Provision (benefit) for credit losses	1,261	(198)	**	2,387	(1,325)	**
Non-interest expense	3,004	2,424	24	8,558	6,822	25
Income from continuing operations before income taxes	1,502	2,657	(43)	5,428	8,257	(34)
Income tax provision	356	627	(43)	1,291	1,952	(34)
Income from continuing operations, net of tax	$1,146	$2,030	(44)	$4,137	$6,305	(34)
Selected performance metrics:
Average loans held for investment	$123,357	$102,046	21	$116,934	$100,757	16
Average yield on loans(2)	16.74%	14.88%	186bps	15.67%	14.47%	120bps
Total net revenue margin(3)	18.70	18.33	37	18.53	17.70	83
Net charge-offs	$695	$366	90%	$1,980	$1,570	26%
Net charge-off rate	2.25%	1.43%	82bps	2.26%	2.08%	18bps
Purchase volume	$149,497	$136,614	9%	$431,650	$377,623	14%

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$126,913	$114,772	11%
30+ day performing delinquency rate	3.01%	2.28%	73bps
30+ day delinquency rate	3.02	2.29	73
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$8,716	$8,345	4%
Allowance coverage ratio	6.87%	7.27%	(40)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off uncollectible amounts. Total net revenue was reduced by $222 million and $625 million in the third quarter and first nine months of 2022, respectively, compared to $123 million and $478 million in the third quarter and first nine months of 2021, respectively, for finance charges and fees charged-off as uncollectible.
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
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021, and changes in financial condition and credit performance between September 30, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $693 million to $4.3 billion in the third quarter of 2022 and increased by $1.8 billion to $12.1 billion in the first nine months of 2022 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income increased by $191 million to $1.5 billion in the third quarter of 2022 and increased by $777 million to $4.3 billion in the first nine months of 2022 primarily driven by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses increased by $1.5 billion to $1.3 billion in the third quarter of 2022 and increased by $3.7 billion to $2.4 billion in the first nine months of 2022 primarily driven by a net allowance build due to loan growth, compared to a net allowance release in the third quarter of 2021 and the first nine months of 2021.
•Non-Interest Expense: Non-interest expense increased by $580 million to $3.0 billion in the third quarter of 2022 and increased by $1.7 billion to $8.6 billion in the first nine months of 2022 primarily driven by increased marketing spend, as well as continued investment in technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $12.1 billion to $126.9 billion as of September 30, 2022 from December 31, 2021 primarily driven by continued strength in purchase volume, which outpaced customer payments.

•Average loans held for investment increased by $21.3 billion to $123.4 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased by $16.2 billion to $116.9 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by continued strength in purchase volume, which outpaced customer payments.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 82 basis points to 2.25% in the third quarter of 2022 compared to the third quarter of 2021 and increased by 18 basis points to 2.26% in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by continued gradual credit normalization.

•The 30+ day delinquency rate increased by 73 basis points to 3.02% as of September 30, 2022 from December 31, 2021 primarily driven by continued gradual credit normalization, partially offset by higher ending loan balances.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.1 billion and $3.9 billion in the third quarter and first nine months of 2022, respectively, and $1.9 billion and $6.0 billion in the third quarter and first nine months of 2021, respectively. In the third quarter and first nine months of 2022 and 2021, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.

21	Capital One Financial Corporation (COF)

Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2022	2021	Change	2022	2021	Change
Selected income statement data:
Net interest income	$4,065	$3,319	22%	$11,336	$9,358	21%
Non-interest income	1,383	1,200	15	3,971	3,342	19
Total net revenue(1)	5,448	4,519	21	15,307	12,700	21
Provision (benefit) for credit losses	1,167	(200)	**	2,220	(1,252)	**
Non-interest expense	2,803	2,191	28	7,961	6,148	29
Income from continuing operations before income taxes	1,478	2,528	(42)	5,126	7,804	(34)
Income tax provision	351	597	(41)	1,215	1,842	(34)
Income from continuing operations, net of tax	$1,127	$1,931	(42)	$3,911	$5,962	(34)
Selected performance metrics:
Average loans held for investment	$117,467	$96,309	22%	$111,032	$93,493	19%
Average yield on loans(2)	16.61%	14.80%	181bps	15.51%	14.36%	115bps
Total net revenue margin(3)	18.55	18.40	15	18.33	17.74	59
Net charge-offs	$647	$327	98%	$1,828	$1,436	27%
Net charge-off rate	2.20%	1.36%	84bps	2.19%	2.05%	14bps
Purchase volume	$145,805	$126,057	16%	$416,757	$348,472	20%

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$121,279	$108,723	12%
30+ day performing delinquency rate	2.97%	2.22%	75bps
Allowance for credit losses	$8,370	$7,968	5%
Allowance coverage ratio	6.90%	7.33%	(43)bps
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
**    Not meaningful.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the third quarter of 2022 and in the first nine months of 2022 compared to the third quarter of 2021 and in the first nine months of 2021 primarily driven by:

22	Capital One Financial Corporation (COF)

•Higher provision for credit losses primarily driven by a net allowance build due to loan growth, compared to a net allowance release in the third quarter of 2021 and the first nine months of 2021.
•Higher non-interest expense primarily driven by increased marketing spend, as well as continued investment in technology.
These drivers were partially offset by:
•Higher net interest income primarily driven by higher average loan balances.
•Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $622 million and $1.8 billion in the third quarter and first nine months of 2022, respectively, and $909 million and $2.9 billion in the third quarter and first nine months of 2021, respectively.

23	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2022	2021	Change	2022	2021	Change
Selected income statement data:
Net interest income	$2,311	$2,159	7%	$6,571	$6,290	4%
Non-interest income	129	127	2	330	412	(20)
Total net revenue	2,440	2,286	7	6,901	6,702	3
Provision (benefit) for credit losses	285	(91)	**	696	(523)	**
Non-interest expense	1,340	1,186	13	3,862	3,426	13
Income from continuing operations before income taxes	815	1,191	(32)	2,343	3,799	(38)
Income tax provision	193	282	(32)	555	897	(38)
Income from continuing operations, net of tax	$622	$909	(32)	$1,788	$2,902	(38)
Selected performance metrics:
Average loans held for investment:
Auto	$79,741	$73,296	9	$78,659	$69,700	13
Retail banking	1,598	2,700	(41)	1,687	2,969	(43)
Total consumer banking	$81,339	$75,996	7	$80,346	$72,669	11
Average yield on loans held for investment(1)	7.20%	7.78%	(58)bps	7.15%	7.97%	(82)bps
Average deposits	$255,843	$251,307	2%	$255,150	$251,105	2%
Average deposits interest rate	0.79%	0.30%	49bps	0.49%	0.32%	17bps
Net charge-offs	$224	$51	**	$506	$131	**
Net charge-off rate	1.10%	0.27%	83bps	0.84%	0.24%	60bps
Auto loan originations	$8,289	$11,570	(28)%	$30,330	$33,362	(9)%

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Auto	$79,580	$75,779	5%
Retail banking	1,619	1,867	(13)
Total consumer banking	$81,199	$77,646	5
30+ day performing delinquency rate	4.77%	4.26%	51bps
30+ day delinquency rate	5.28	4.66	62
Nonperforming loan rate	0.64	0.50	14
Nonperforming asset rate(2)	0.71	0.56	15
Allowance for credit losses	$2,108	$1,918	10%
Allowance coverage ratio	2.60%	2.47%	13bps
Deposits	$256,661	$256,407	—
__________

24	Capital One Financial Corporation (COF)

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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021, and changes in financial condition and credit performance between September 30, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $152 million to $2.3 billion in the third quarter of 2022 and increased by $281 million to $6.6 billion in the first nine months of 2022 primarily driven by higher margins in our Retail Banking business due to the increases in interest rates, partially offset by lower margins in Auto.
•Non-Interest Income: Non-interest income remained substantially flat at $129 million in the third quarter of 2022. Non-interest income decreased by $82 million to $330 million in the first nine months of 2022 primarily driven by changes to our customer overdraft and non-sufficient funds policies in our Retail Banking business.
•Provision for Credit Losses: Provision for credit losses increased by $376 million to $285 million in the third quarter of 2022 and increased by $1.2 billion to $696 million in the first nine months of 2022 primarily driven by a net allowance build due to loan growth, compared to a net allowance release in the third quarter of 2021 and the first nine months of 2021.
•Non-Interest Expense: Non-interest expense increased by $154 million to $1.3 billion in the third quarter of 2022 and increased by $436 million to $3.9 billion in the first nine months of 2022 primarily driven by continued investment in technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $3.6 billion to $81.2 billion as of September 30, 2022 from December 31, 2021 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $5.3 billion to $81.3 billion in the third quarter of 2022 compared to the the third quarter of 2021 and increased by $7.7 billion to $80.3 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits remained substantially flat at $256.7 billion as of September 30, 2022 compared to $256.4 billion as of December 31, 2021.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 83 basis points to 1.10% in the third quarter of 2022 compared to the the third quarter of 2021 and increased by 60 basis points to 0.84% in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by continued gradual credit normalization in our auto loan portfolio.
•The 30+ day delinquency rate increased by 62 basis points to 5.28% as of September 30, 2022 from December 31, 2021 primarily driven by continued gradual credit normalization in our auto loan portfolio.

25	Capital One Financial Corporation (COF)

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income earned from products and services provided to our clients such as advisory services, capital markets and treasury management. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses and operating costs.
Our Commercial Banking business generated net income from continuing operations of $270 million and $718 million in the third quarter and first nine months of 2022, respectively, and $365 million and $1.2 billion in the third quarter and first nine months of 2021, respectively.

26	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2022	2021	Change		2022	2021	Change
Selected income statement data:
Net interest income	$699	$578	21%		$1,941	$1,558	25%
Non-interest income	319	306	4		868	803	8
Total net revenue(1)	1,018	884	15		2,809	2,361	19
Provision (benefit) for credit losses(2)	123	(53)	**		353	(475)	**
Non-interest expense	542	459	18		1,515	1,295	17
Income from continuing operations before income taxes	353	478	(26)		941	1,541	(39)
Income tax provision	83	113	(27)		223	364	(39)
Income from continuing operations, net of tax	$270	$365	(26)		$718	$1,177	(39)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$38,230	$30,314	26		$36,231	$30,100	20
Commercial and industrial	57,260	44,745	28		53,793	44,341	21
Total commercial banking	$95,490	$75,059	27		$90,024	$74,441	21
Average yield on loans held for investment(1)(3)	4.40%	2.77%	163bps		3.44%	2.75%	69bps
Average deposits	$39,799	$42,729	(7)%		$41,762	$41,725	—
Average deposits interest rate	0.83%	0.15%	68bps		0.37%	0.15%	22bps
Net charge-offs	$12	$9	33%		$57	$6	**
Net charge-off rate	0.05%	0.05%	—		0.08%	0.01%	7bps

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$38,225	$35,262	8%
Commercial and industrial	57,606	49,660	16
Total commercial banking	$95,831	$84,922	13
Nonperforming loan rate	0.57%	0.82%	(25)	bps
Nonperforming asset rate(4)	0.57	0.82	(25)
Allowance for credit losses(2)	$1,385	$1,167	19%
Allowance coverage ratio	1.45%	1.37%	8	bps
Deposits	$41,058	$44,809	(8)%
Loans serviced for others	50,211	48,562	3
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $243 million and $165 million as of September 30, 2022 and December 31, 2021, respectively.
(3)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.

27	Capital One Financial Corporation (COF)

(4)Nonperforming assets consist of nonperforming loans and other foreclosed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and other foreclosed assets.
**    Not meaningful.
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021, and changes in financial condition and credit performance between September 30, 2022 and December 31, 2021 include the following:
•Net Interest Income: Net interest income increased by $121 million to $699 million in the third quarter of 2022 and increased by $383 million to $1.9 billion in the first nine months of 2022 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income remained substantially flat at $319 million in the third quarter of 2022. Non-interest income increased by $65 million to $868 million in the first nine months of 2022 primarily driven by higher activity in our capital markets business.
•Provision for Credit Losses: Provision for credit losses increased by $176 million to $123 million in the third quarter of 2022 and increased by $828 million to $353 million in the first nine months of 2022 primarily driven by a net allowance build due to loan growth, compared to a net allowance release in the third quarter of 2021 and the first nine months of 2021.
•Non-Interest Expense: Non-interest expense increased by $83 million to $542 million in the third quarter of 2022 and increased by $220 million to $1.5 billion in the first nine months of 2022 primarily driven by continued investment in technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $10.9 billion to $95.8 billion as of September 30, 2022 from December 31, 2021 primarily driven by growth across our loan portfolio.
•Average loans held for investment increased by $20.4 billion to $95.5 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased by $15.6 billion to $90.0 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $3.8 billion to $41.1 billion as of September 30, 2022 from December 31, 2021 primarily driven by the transfer of deposits to our retail banking portfolio in the second quarter of 2022.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate remained flat at 0.05% in the third quarter of 2022. The net charge-off rate increased by 7 basis points to 0.08% in the first nine months of 2022 primarily driven by isolated charge offs in our commercial and industrial loan portfolio.
•The nonperforming loan rate decreased by 25 basis points to 0.57% as of September 30, 2022 compared to December 31, 2021 primarily driven by improvements in our commercial real estate portfolio and higher ending loan balances.
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
•offsets related to certain line-item reclassifications;

28	Capital One Financial Corporation (COF)

•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.
Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Selected income statement data:
Net interest loss	$(320)	$(201)	59%	$(646)	$(336)	92%
Non-interest loss	(100)	(22)	**	(227)	(164)	38
Total net loss(1)	(420)	(223)	88%	(873)	(500)	75
Provision (benefit) for credit losses	—	—	—	(5)	(2)	150
Non-interest expense	63	117	(46)	148	349	(58)
Loss from continuing operations before income taxes	(483)	(340)	42	(1,016)	(847)	20
Income tax benefit	(139)	(140)	(1)	(501)	(431)	16
Loss from continuing operations, net of tax	$(344)	$(200)	72	$(515)	$(416)	24
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $144 million to a loss of $344 million in the third quarter of 2022 compared to the third quarter of 2021 and increased by $99 million to a loss of $515 million in the first nine months of 2022 compared to the first nine months of 2021 primarily driven by higher net interest losses due to higher funding costs driven by higher market interest rates.

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
Accounting Standards Issued but Not Adopted as of September 30, 2022

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

30	Capital One Financial Corporation (COF)

CAPITAL MANAGEMENT
The level and composition of our capital are determined by multiple factors, including our consolidated regulatory capital requirements as described in more detail below and internal risk-based capital assessments such as internal stress testing. The level and composition of our capital may also be influenced by rating agency guidelines, subsidiary capital requirements, business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.
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
Basel III and United States Capital Rules
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer and countercyclical capital buffer requirements as described below. Our capital and leverage ratios are calculated based on the Basel III Standardized Approach framework.
As a Category III institution, we have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted under the Basel III Capital Rules.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and Federal Deposit Insurance Corporation (the “FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” set an earlier effective date.
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
Based on the Company’s 2021 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2021 through September 30, 2022 was 2.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the

31	Capital One Financial Corporation (COF)

stress capital buffer framework were 7.0%, 8.5% and 10.5%, respectively, for the period from October 1, 2021 through September 30, 2022.
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
As of September 30, 2022 and December 31, 2021, respectively, each of the Company and the Banks exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and each of the Company and the Banks were “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Banks are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of September 30, 2022, the Company and CONA are subject to the Market Risk Rule. See “MD&A—Market Risk Profile” below for additional information.
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

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL

32	Capital One Financial Corporation (COF)

As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we phased in 25% of this amount, or $599 million, on January 1, 2022, leaving $1.8 billion to be phased in over 2023-2025. As of September 30, 2022, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.2% and would have been 11.8% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For the description of the regulatory capital rules to which we are subject, see “MD&A—Supervision and Regulation” of this Report as well as “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III Standardized Approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of September 30, 2022 and December 31, 2021.
Table 13: Capital Ratios Under Basel III(1)(2)

	September 30, 2022			December 31, 2021
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.2%	4.5%	N/A	13.1%	4.5%	N/A
Tier 1 capital(4)	13.6	6.0	6.0%	14.5	6.0	6.0%
Total capital(5)	15.7	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(6)	11.0	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(7)	9.4	3.0	N/A	9.9	3.0	N/A
COBNA:
Common equity Tier 1 capital(3)	18.0	4.5	6.5	16.5	4.5	6.5
Tier 1 capital(4)	18.0	6.0	8.0	16.5	6.0	8.0
Total capital(5)	19.3	8.0	10.0	18.0	8.0	10.0
Tier 1 leverage(6)	16.2	4.0	5.0	14.9	4.0	5.0
Supplementary leverage(7)	13.3	3.0	N/A	12.0	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	11.1	4.5	6.5	11.1	4.5	6.5
Tier 1 capital(4)	11.1	6.0	8.0	11.1	6.0	8.0
Total capital(5)	12.3	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage(6)	7.3	4.0	5.0	7.4	4.0	5.0
Supplementary leverage(7)	6.5	3.0	N/A	6.6	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of September 30, 2022 are preliminary and therefore subject to change until we file our September 30, 2022 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

33	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III Standardized Approach and regulatory capital metrics as of September 30, 2022 and December 31, 2021.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2022	December 31, 2021
Regulatory Capital Under Basel III Standardized Approach
Common equity excluding AOCI	$58,516	$58,206
Adjustments:
AOCI, net of tax(1)	(120)	(23)
Goodwill, net of related deferred tax liabilities	(14,537)	(14,562)
Other Intangible assets, net of related deferred tax liabilities	(180)	(108)
Other(2)	(14)	(12)
Common equity Tier 1 capital	43,665	43,501
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	48,510	48,346
Tier 2 capital instruments	2,900	3,532
Qualifying allowance for credit losses	4,528	4,211
Tier 2 capital	7,428	7,743
Total capital	$55,938	$56,089

Regulatory Capital Metrics
Risk-weighted assets	$356,801	$332,673
Adjusted average assets	439,479	415,141
Total leverage exposure	516,107	486,405
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “MD&A—Capital Management—Basel III and United States Capital Rules” in this Report.
(2)Includes deferred tax assets deducted from regulatory capital.
Capital Planning and Regulatory Stress Testing
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. We repurchased approximately $313 million of shares of our common stock during the third quarter of 2022 and $4.7 billion during the first nine months of 2022.
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

Dividend Policy and Stock Purchases
In the first nine months of 2022, we declared and paid common stock dividends of $723 million, or $1.80 per share, and preferred stock dividends of $171 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2022.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2022
					Q3	Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50	12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63	10.63	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Banks are subject to regulatory restrictions that limit their ability to transfer funds to our BHC. As of September 30, 2022, funds available for dividend payments from COBNA and CONA were $4.6 billion and $2.4 billion, respectively. On October 1, 2022, COBNA merged with and into CONA, with CONA as the surviving entity. See “MD&A—Supervision and Regulation” of this Report for additional information on the merger. There can be no assurance that we will declare and pay any dividends to stockholders.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. We repurchased approximately $313 million of shares of our common stock during the third quarter of 2022 and $4.7 billion during the first nine months of 2022.
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

36	Capital One Financial Corporation (COF)

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
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $1.7 billion and $5.9 billion as of September 30, 2022 and December 31, 2021, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2022 and December 31, 2021.
Table 16: Portfolio Composition of Loans Held for Investment

	September 30, 2022		December 31, 2021
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$121,279	39.9%	$108,723	39.2%
International card businesses	5,634	1.9	6,049	2.2
Total credit card	126,913	41.8	114,772	41.4

37	Capital One Financial Corporation (COF)

	September 30, 2022		December 31, 2021
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Consumer Banking:
Auto	79,580	26.2	75,779	27.3
Retail banking(1)	1,619	0.5	1,867	0.7
Total consumer banking	81,199	26.7	77,646	28.0
Commercial Banking:(1)
Commercial and multifamily real estate	38,225	12.5	35,262	12.7
Commercial and industrial	57,606	19.0	49,660	17.9
Total commercial banking	95,831	31.5	84,922	30.6
Total loans held for investment	$303,943	100.0%	$277,340	100.0%
__________
(1)Includes Paycheck Protection Program (“PPP”) loans of $38 million and $32 million in our retail and commercial loan portfolios, respectively, as of September 30, 2022 and $232 million and $102 million as of December 31, 2021, respectively.
Geographic Composition
We market our credit card products throughout the United States, Canada, and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of September 30, 2022 and December 31, 2021.
Table 17: Credit Card Portfolio by Geographic Region

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$12,612	9.9%	$11,096	9.7%
Texas	10,298	8.1	9,100	7.9
Florida	8,727	6.9	7,738	6.7
New York	7,787	6.1	6,972	6.1
Pennsylvania	4,987	3.9	4,568	4.0
Illinois	4,887	3.9	4,478	3.9
Ohio	4,279	3.4	3,949	3.4
New Jersey	3,927	3.1	3,520	3.1
Georgia	3,824	3.0	3,397	3.0
Michigan	3,629	2.9	3,306	2.9
Other	56,322	44.4	50,599	44.0
Total domestic credit card	121,279	95.6	108,723	94.7
International card businesses:
Canada	2,873	2.2	3,015	2.6
United Kingdom	2,761	2.2	3,034	2.7
Total international card businesses	5,634	4.4	6,049	5.3
Total credit card	$126,913	100.0%	$114,772	100.0%
Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and Café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of September 30, 2022 and December 31, 2021.

38	Capital One Financial Corporation (COF)

Table 18: Consumer Banking Portfolio by Geographic Region

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
California	$9,768	12.0%	$9,127	11.8%
Texas	9,728	12.0	9,292	12.0
Florida	6,823	8.4	6,443	8.3
Pennsylvania	3,345	4.1	3,139	4.0
Georgia	3,329	4.1	3,283	4.2
Ohio	3,173	3.9	3,053	3.9
Illinois	3,149	3.9	2,899	3.7
New Jersey	2,738	3.4	2,356	3.0
Other	37,527	46.2	36,187	46.7
Total auto	79,580	98.0	$75,779	97.6%
Retail banking:
New York	494	0.6	613	0.8
Texas	344	0.4	383	0.5
Louisiana	304	0.4	363	0.4
New Jersey	131	0.2	149	0.2
Maryland	102	0.1	118	0.2
Virginia	68	0.1	93	0.1
Other	176	0.2	148	0.2
Total retail banking	1,619	2.0	1,867	2.4
Total consumer banking	$81,199	100.0%	$77,646	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of September 30, 2022 and December 31, 2021.
Table 19: Commercial Real Estate Portfolio by Region

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$15,688	41.1%	$16,025	45.4%
South	8,704	22.8	6,210	17.6
Pacific West	6,007	15.7	5,556	15.8
Mid-Atlantic	3,332	8.7	3,105	8.8
Midwest	2,376	6.2	2,863	8.1
Mountain	2,118	5.5	1,503	4.3
Total	$38,225	100.0%	$35,262	100.0%
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

39	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2022 and December 31, 2021. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2022	December 31, 2021
Industry Classification:
Real estate	30%	35%
Finance	29	25
Healthcare	8	9
Business services	6	6
Educational services	4	4
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	2
Other	11	9
Total	100%	100%
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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2022 and December 31, 2021.
Table 21: Credit Score Distribution

(Percentage of portfolio)	September 30, 2022	December 31, 2021
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	70%	71%
660 or below	30	29
Total	100%	100%

40	Capital One Financial Corporation (COF)

(Percentage of portfolio)	September 30, 2022	December 31, 2021
Auto—At origination FICO scores:(2)
Greater than 660	52%	50%
621 - 660	20	20
620 or below	28	30
Total	100%	100%
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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2022 and December 31, 2021.

41	Capital One Financial Corporation (COF)

Table 22: 30+ Day Delinquencies

	September 30, 2022				December 31, 2021
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,603	2.97%	$3,603	2.97%	$2,411	2.22%	$2,411	2.22%
International card businesses	220	3.90	225	4.00	207	3.42	213	3.51
Total credit card	3,823	3.01	3,828	3.02	2,618	2.28	2,624	2.29
Consumer Banking:
Auto	3,862	4.85	4,251	5.34	3,271	4.32	3,558	4.69
Retail banking	14	0.84	39	2.38	36	1.92	60	3.20
Total consumer banking	3,876	4.77	4,290	5.28	3,307	4.26	3,618	4.66
Commercial Banking:
Commercial and multifamily real estate	138	0.36	169	0.44	108	0.31	162	0.46
Commercial and industrial	15	0.03	150	0.26	211	0.43	281	0.57
Total commercial banking	153	0.16	319	0.33	319	0.38	443	0.52
Total	$7,852	2.58	$8,437	2.78	$6,244	2.25	$6,685	2.41
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans, by aging and geography, as of September 30, 2022 and December 31, 2021.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,230	1.39%	$3,501	1.26%
60 – 89 days	2,091	0.69	1,656	0.60
> 90 days	2,116	0.70	1,528	0.55
Total	$8,437	2.78%	$6,685	2.41%
Geographic region:
Domestic	$8,212	2.71%	$6,472	2.33%
International	225	0.07	213	0.08
Total	$8,437	2.78%	$6,685	2.41%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of September 30, 2022 and December 31, 2021. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.

42	Capital One Financial Corporation (COF)

Table 24: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$1,697	1.34%	$1,192	1.04%
Commercial banking	3	—	3	—
Total	$1,700	0.56	$1,195	0.43
Geographic region:
Domestic	$1,610	0.54	$1,113	0.41
International	90	1.58	82	1.36
Total	$1,700	0.56	$1,195	0.43
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
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2022 and December 31, 2021. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “MD&A—Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$8	0.14%	$10	0.16%
Total credit card	8	0.01	10	0.01
Consumer Banking:
Auto	474	0.60	344	0.45
Retail banking	43	2.62	47	2.51
Total consumer banking	517	0.64	391	0.50
Commercial Banking:
Commercial and multifamily real estate	243	0.64	383	1.09
Commercial and industrial	307	0.53	316	0.64
Total commercial banking	550	0.57	699	0.82
Total nonperforming loans held for investment(3)	1,075	0.35	1,100	0.40
Other nonperforming assets(4)	59	0.02	41	0.01
Total nonperforming assets	$1,134	0.37	$1,141	0.41
__________
(1)We recognized interest income for loans classified as nonperforming of $29 million and $21 million in the first nine months of 2022 and 2021, respectively. Interest income foregone related to nonperforming loans was $59 million and $40 million in the first nine months of 2022 and 2021, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.59% and 0.65% as of September 30, 2022 and December 31, 2021, respectively.

43	Capital One Financial Corporation (COF)

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2022 and 2021.
Table 26: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$647	2.20%	$327	1.36%	$1,828	2.19%	$1,436	2.05%
International card businesses	48	3.30	39	2.72	152	3.44	134	2.45
Total credit card	695	2.25	366	1.43	1,980	2.26	1,570	2.08
Consumer Banking:
Auto	208	1.05	34	0.18	456	0.77	90	0.17
Retail banking	16	3.89	17	2.45	50	3.95	41	1.82
Total consumer banking	224	1.10	51	0.27	506	0.84	131	0.24
Commercial Banking:
Commercial and multifamily real estate	2	0.03	1	0.01	(5)	(0.02)	9	0.04
Commercial and industrial	10	0.06	8	0.07	62	0.15	(3)	(0.01)
Total commercial banking	12	0.05	9	0.05	57	0.08	6	0.01
Total net charge-offs	$931	1.24	$426	0.67	$2,543	1.18	$1,707	0.92
Average loans held for investment	$300,186		$253,101		$287,304		$247,867
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

44	Capital One Financial Corporation (COF)

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
Table 27 presents our amortized cost of loans modified in TDR as of September 30, 2022 and December 31, 2021, which excludes loan modifications that do not meet the definition of a TDR.
Table 27: Troubled Debt Restructurings

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$404	17.5%	$390	23.8%
International card businesses	149	6.4	177	10.8
Total credit card	553	23.9	567	34.6
Consumer banking:
Auto	975	42.1	603	36.7
Retail banking	12	0.5	13	0.8
Total consumer banking	987	42.6	616	37.5
Commercial banking	776	33.5	457	27.9
Total	$2,316	100.0%	$1,640	100.0%
Status of TDR:
Performing	$1,787	77.2%	$1,282	78.2%
Nonperforming	529	22.8	358	21.8
Total	$2,316	100.0%	$1,640	100.0%
We provide additional information on modified loans accounted for as a TDR, including the performance of those loans subsequent to modification, in “Note 3—Loans.” A recently issued accounting standard eliminates the accounting guidance for TDRs effective for fiscal years beginning on or after December 15, 2022. See “MD&A—Accounting Changes and Developments” for additional information on these accounting standards, which we have not yet adopted.

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
Table 28 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2022 and 2021, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 28: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2022	$7,840	$326	$8,166	$1,999	$48	$2,047	$1,278	$11,491
Charge-offs	(960)	(87)	(1,047)	(389)	(21)	(410)	(13)	(1,470)
Recoveries(1)	313	39	352	181	5	186	1	539
Net charge-offs	(647)	(48)	(695)	(208)	(16)	(224)	(12)	(931)
Provision (benefit) for credit losses	1,167	94	1,261	266	19	285	119	1,665
Allowance build (release) for credit losses	520	46	566	58	3	61	107	734
Other changes(2)	10	(26)	(16)	—	—	—	—	(16)
Balance as of September 30, 2022	8,370	346	8,716	2,057	51	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of June 30, 2022	—	—	—	—	—	—	239	239
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	4	4
Balance as of September 30, 2022	—	—	—	—	—	—	243	243
Combined allowance and reserve as of September 30, 2022	$8,370	$346	$8,716	$2,057	$51	$2,108	$1,628	$12,452

	Nine Months Ended September 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(2,747)	(264)	(3,011)	(1,026)	(64)	(1,090)	(73)	(4,174)
Recoveries(1)	919	112	1,031	570	14	584	16	1,631
Net charge-offs	(1,828)	(152)	(1,980)	(456)	(50)	(506)	(57)	(2,543)
Provision (benefit) for credit losses	2,220	167	2,387	661	35	696	275	3,358
Allowance build (release) for credit losses	392	15	407	205	(15)	190	218	815
Other changes(2)	10	(46)	(36)	—	—	—	—	(36)
Balance as of September 30, 2022	8,370	346	8,716	2,057	51	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	78	78
Balance as of September 30, 2022	—	—	—	—	—	—	243	243
Combined allowance and reserve as of September 30, 2022	$8,370	$346	$8,716	$2,057	$51	$2,108	$1,628	$12,452

46	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2021	$8,489	$384	$8,873	$2,122	$81	$2,203	$1,270	$12,346
Charge-offs	(658)	(77)	(735)	(244)	(20)	(264)	(20)	(1,019)
Recoveries(1)	331	38	369	210	3	213	11	593
Net charge-offs	(327)	(39)	(366)	(34)	(17)	(51)	(9)	(426)
Provision (benefit) for credit losses	(200)	2	(198)	(100)	9	(91)	(55)	(344)
Allowance build (release) for credit losses	(527)	(37)	(564)	(134)	(8)	(142)	(64)	(770)
Other changes(2)	6	(9)	(3)	—	—	—	—	(3)
Balance as of September 30, 2021	7,968	338	8,306	1,988	73	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of June 30, 2021	—	—	—	—	—	—	164	164
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	2	2
Balance as of September 30, 2021	—	—	—	—	—	—	166	166
Combined allowance and reserve as of September 30, 2021	$7,968	$338	$8,306	$1,988	$73	$2,061	$1,372	$11,739

	Nine Months Ended September 30, 2021
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(2,436)	(259)	(2,695)	(813)	(53)	(866)	(47)	(3,608)
Recoveries(1)	1,000	125	1,125	723	12	735	41	1,901
Net charge-offs	(1,436)	(134)	(1,570)	(90)	(41)	(131)	(6)	(1,707)
Provision (benefit) for credit losses	(1,252)	(73)	(1,325)	(537)	14	(523)	(446)	(2,294)
Allowance build (release) for credit losses	(2,688)	(207)	(2,895)	(627)	(27)	(654)	(452)	(4,001)
Other changes(2)	6	4	10	—	—	—	—	10
Balance as of September 30, 2021	7,968	338	8,306	1,988	73	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(29)	(29)
Balance as of September 30, 2021	—	—	—	—	—	—	166	166
Combined allowance and reserve as of September 30, 2021	$7,968	$338	$8,306	$1,988	$73	$2,061	$1,372	$11,739
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments and the initial allowance for purchase credit-deteriorated loans. The initial allowance of purchase credit-deteriorated loans was $10 million for the three and nine months ended September 30, 2022 and $6 million for the three and nine months ended September 30, 2021.

47	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 29 presents the allowance coverage ratios as of September 30, 2022 and December 31, 2021.
Table 29: Allowance Coverage Ratios for Specified Loan Category

	September 30, 2022			December 31, 2021
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$8,716	$3,828	227.67%	$8,345	$2,624	318.08%
Consumer Banking	2,108	4,290	49.13	1,918	3,618	53.01
Commercial Banking	1,385	550	251.81	1,167	699	166.93
Total	$12,209	303,943	4.02	$11,430	277,340	4.12
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses increased by $779 million to $12.2 billion as of September 30, 2022 compared to December 31, 2021 primarily driven by loan growth. Our allowance coverage ratio remained substantially flat at 4.02% as of September 30, 2022 compared to December 31, 2021.

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
Table 30 below presents the composition of our liquidity reserves as of September 30, 2022 and December 31, 2021.
Table 30: Liquidity Reserves

(Dollars in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$24,892	$21,746
Investment securities available for sale, at fair value	75,303	95,261
FHLB borrowing capacity secured by loans	6,668	7,109
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(7,551)	(8)
Other encumbrances of investment securities	(6,512)	(7,874)
Total liquidity reserves	$92,800	$116,234

Our liquidity reserves decreased by $23.4 billion to $92.8 billion as of September 30, 2022 from December 31, 2021 primarily due to a decline in our investment securities and an increase in outstanding FHLB advances. Our liquidity reserves, which were elevated as a result of the COVID-19 pandemic, have largely returned to pre-pandemic levels. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “MD&A—Risk Management” in our 2021 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires the Company and each of the Banks to calculate their respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2022 was 139%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of

48	Capital One Financial Corporation (COF)

relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K for additional information.
Net Stable Funding Ratio
In October 2020, the Federal Banking Agencies finalized a rule to implement the net stable funding ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires the Company and each of the Banks to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Banks are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR Rule became effective on July 1, 2021 and applies to the Company and each of the Banks. The NSFR Rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023. The Company and the Banks exceeded the NSFR Rule requirement as of September 30, 2022.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. As of September 30, 2022, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $18.5 billion, of which $7.6 billion was used. Our FHLB membership is supported by our investment in FHLB stock of $311 million and $32 million as of September 30, 2022 and December 31, 2021, respectively, which was determined in part based on our outstanding advances. As of September 30, 2022, we pledged loans to secure a borrowing capacity of $21.6 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both September 30, 2022 and December 31, 2021.
Deposits
Table 31 provides a comparison of average balances, interest expense and average deposits interest rates for the third quarter and first nine months of 2022 and 2021.
Table 31: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$47,980	$89	0.73%	$45,511	$19	0.17%
Saving deposits(2)	199,252	440	0.88	202,955	156	0.30
Time deposits	28,668	160	2.21	20,812	53	1.00
Total interest-bearing deposits	$275,900	$689	1.00	$269,278	$228	0.34

49	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$48,212	$137	0.38%	$44,153	$56	0.17%
Saving deposits(2)	202,168	799	0.53	203,127	472	0.31
Time deposits	21,577	264	1.63	24,742	206	1.11
Total interest-bearing deposits	$271,957	$1,200	0.59	$272,022	$734	0.36
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. Both COBNA and CONA were well-capitalized, as defined under the federal banking regulatory guidelines, as of September 30, 2022 and December 31, 2021. See “Part I—Item 1. Business—Supervision and Regulation” in our 2021 Form 10-K for additional information. We provide additional information on the composition of deposits in “MD&A—Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Note 7—Deposits and Borrowings.”
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
Our short-term borrowings, which includes those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt and consists of federal funds purchased, securities loaned or sold under agreements to repurchase and short-term FHLB advances, decreased by $292 million to $528 million as of September 30, 2022 from December 31, 2021 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $11.8 billion to $54.1 billion as of September 30, 2022 from December 31, 2021 primarily driven by net long-term FHLB advances and net issuances of senior unsecured debt. We provide more information on our securitization activity in “Note 5—Variable Interest Entities and Securitizations.”

50	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the third quarter and first nine months of 2022 and 2021.
Table 32: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Securitized debt obligations	$1,750	$3,000	$2,979	$865
Senior and subordinated notes	2,250	1,000	1,204	1,766
FHLB advances	1,500	—	4,500	—
Total	$5,500	$4,000	$8,683	$2,631

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Securitized debt obligations	$8,250	$3,000	$6,572	$2,638
Senior and subordinated notes	9,300	1,000	3,561	3,851
FHLB advances	12,000	—	4,500	—
Total	$29,550	$4,000	$14,633	$6,489
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 33 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of September 30, 2022 and December 31, 2021.
Table 33: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2022		December 31, 2021
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A
As of October 26, 2022, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.
As of September 30, 2022 and December 31, 2021, COBNA and CONA had the same credit ratings from Moody’s, S&P and Fitch, respectively. On October 1, 2022 COBNA merged with and into CONA, with CONA as the surviving entity. See “MD&A—Supervision and Regulation” of this Report for additional information on the merger.
Other Commitments
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. A majority of our leases are operating leases of office space, retail bank branches and Cafés. Our operating leases expire at various dates through 2071 and certain of these leases also have extension or termination options. As of September 30, 2022 and December 31, 2021, we had $1.6 billion and $1.7 billion, respectively, in aggregate operating lease liabilities. We provide more

51	Capital One Financial Corporation (COF)

information on our lease activity in “Note 7—Premises, Equipment and Leases” in our 2021 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of September 30, 2022 and December 31, 2021, we had $1.0 billion and $1.5 billion, respectively, in aggregate purchase obligation liabilities.
As of September 30, 2022 and December 31, 2021, our total unfunded lending commitments were $412.3 billion and $414.5 billion, respectively, primarily consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Note 13—Commitments, Contingencies, Guarantees and Others” in this Report.
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

52	Capital One Financial Corporation (COF)

sensitivity to upward shocks has decreased as compared to December 31, 2021, mainly due to the increase in market interest rates.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 34 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. Our current economic value of equity sensitivity to upward shocks in higher rate scenarios became more negative as compared to December 31, 2021, mainly due to the increase in long-term interest rates.
Table 34 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of September 30, 2022 and December 31, 2021. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%. Due to recent increases in interest rates, we incorporated a scenario where interest rates decrease by 200 basis points into our interest rate sensitivity analysis as of September 30, 2022.
Table 34: Interest Rate Sensitivity Analysis

	September 30, 2022	December 31, 2021
Estimated impact on projected baseline net interest income:
+200 basis points	0.3%	3.4%
+100 basis points	1.0	2.5
+50 basis points	0.5	1.5
–50 basis points	(0.6)	(1.8)
–100 basis points	(1.0)	N/A
–200 basis points	(2.8)	N/A
Estimated impact on economic value of equity:
+200 basis points	(5.8)	(0.7)
+100 basis points	(1.6)	1.9
+50 basis points	(0.7)	1.4
–50 basis points	0.4	(2.6)
–100 basis points	0.6	N/A
–200 basis points	0.0	N/A
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

53	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 742 million GBP and 520 million GBP as of September 30, 2022 and December 31, 2021, respectively, and 1.7 billion CAD and 5.0 billion CAD as of September 30, 2022 and December 31, 2021, respectively. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR and 1.2 billion EUR as of September 30, 2022 and December 31, 2021, respectively.
Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.9 billion GBP and 1.8 billion GBP as of September 30, 2022 and December 31, 2021, respectively and 2.2 billion CAD and 1.9 billion CAD as of September 30, 2022 and December 31, 2021, respectively.
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
London Interbank Offered Rate (“LIBOR”) Transition
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”), the regulator for the administration of LIBOR, announced that LIBOR would be phased out as an interest rate benchmark and that it will no longer compel panel banks to contribute LIBOR data beyond December 31, 2021.
On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors (overnight; 1, 3, 6, and 12 months) immediately following the

54	Capital One Financial Corporation (COF)

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
To track transition status, instruments are categorized based on whether they have fallback language (which may or may not adhere to the ISDA and ARRC standards) or have no fallback language. Instruments with no fallback language represent a higher risk for not transitioning from LIBOR by June 30, 2023. The majority of the instruments maturing after June 30, 2023 are derivatives and commercial loans, which are summarized in the table below. Of these instruments, the majority contain fallback language which adheres to the ISDA and ARRC standards. The LIBOR Act provides a means for phasing out contracts that lack fallback language and which we are not able to otherwise remediate prior to LIBOR cessation. We will continue to focus on reducing our LIBOR exposures through our transition efforts, normal operations and customer interactions.
Table 35: LIBOR Exposures on Derivatives and Commercial Loans

(Dollars in millions)	September 30, 2022
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$73,573	$49,064	$10,991
Commercial loans	49,560	42,328	1,458
Total	$123,133	$91,392	$12,449

55	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2021
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$103,562	$64,605	$14,536
Commercial loans	101,488	71,874	2,047
Total	$205,050	$136,479	$16,583
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

SUPERVISION AND REGULATION
General
On October 1, 2022, Capital One completed the merger of its wholly-owned subsidiaries COBNA and CONA, with CONA as the surviving entity after the merger.
Debit Card Transaction Processing Update
On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to, among other things, specify that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule becomes effective July 1, 2023. As an issuer with over $10 billion in assets, Capital One is subject to Regulation II and will be subject to these new requirements.
Deposit Insurance Assessments Update
The Federal Deposit Insurance Act requires the FDIC to maintain the Deposit Insurance Fund (“DIF”) reserve ratio at a minimum of 1.35 percent. On October 18, 2022, the FDIC finalized a rule that increases the initial base deposit insurance assessment rate schedules by 2 basis points for all insured depository institutions to improve the likelihood that the DIF reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The rule will become effective on January 1, 2023, and will be reflected in CONA’s first quarterly assessment in 2023.
We provide additional information on our Supervision and Regulation in our 2021 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2022 and June 30, 2022 under “Part I—Item 2. MD&A—Supervision and Regulation.”

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

56	Capital One Financial Corporation (COF)

could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
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
•fluctuations in interest rates and uncertainty with respect to the interest rate environment;
•the transition away from the London Interbank Offered Rate;

57	Capital One Financial Corporation (COF)

•our ability to attract, retain and motivate skilled employees;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
We expect that the effects of the COVID-19 pandemic will heighten the risks associated with many of these factors.

58	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	September 30, 2022	December 31, 2021
Tangible Common Equity (Period-End):
Stockholders’ equity	$50,861	$61,029
Goodwill and other intangible assets(1)	(14,932)	(14,907)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$31,084	$41,277
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$54,541	$62,498
Goodwill and other intangible assets(1)	(14,916)	(14,847)
Noncumulative perpetual preferred stock	(4,845)	(5,552)
Tangible common equity	$34,780	$42,099
Tangible Assets (Period-End):
Total assets	$444,232	$432,381
Goodwill and other intangible assets(1)	(14,932)	(14,907)
Tangible assets	$429,300	$417,474
Tangible Assets (Quarterly Average):
Total assets	$447,088	$427,845
Goodwill and other intangible assets(1)	(14,916)	(14,847)
Tangible assets	$432,172	$412,998
Non-GAAP Ratio:
Tangible common equity(2)	7.2%	9.9%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

59	Capital One Financial Corporation (COF)

Glossary and Acronyms
Alternative Reference Rates Committee (“ARRC”): A group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York that has recommended SOFR as the preferred alternative to replace U.S. dollar (USD) LIBOR referenced instruments.
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
COBNA: Capital One Bank (USA), National Association, one of our wholly-owned subsidiaries, which offers credit card products along with other lending products and consumer services.
Common equity Tier 1 (“CET1”) capital: Calculated as the sum of common equity, related surplus and retained earnings, and accumulated other comprehensive income net of applicable phase-ins, less goodwill and other intangibles net of associated deferred tax liabilities and applicable phase-ins, less other deductions, as defined by regulators.
CONA: Capital One, National Association, one of our wholly-owned subsidiaries, which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

60	Capital One Financial Corporation (COF)

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
Leverage ratio: Tier 1 capital divided by average assets after certain adjustments, as defined by regulators.
Liquidity risk: The risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time.

61	Capital One Financial Corporation (COF)

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

62	Capital One Financial Corporation (COF)

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
Variable interest entity (“VIE”): An entity that, by design, either (i) lacks sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) has equity investors that do not have (a) the ability to make significant decisions relating to the entity’s operations through voting rights, (b) the obligation to absorb the expected losses, and/or (c) the right to receive the residual returns of the entity.

63	Capital One Financial Corporation (COF)

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
COBNA: Capital One Bank (USA), National Association
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CONA: Capital One, National Association
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
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks

64	Capital One Financial Corporation (COF)

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
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
USD: United States Dollar
VIE: Variable interest entity
XBRL: Extensible business reporting language

65	Capital One Financial Corporation (COF)

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2022	2021	2022	2021
Interest income:
Loans, including loans held for sale	$7,578	$6,205	$20,550	$17,812
Investment securities	499	317	1,336	1,078
Other	123	16	193	48
Total interest income	8,200	6,538	22,079	18,938
Interest expense:
Deposits	689	228	1,200	734
Securitized debt obligations	120	29	214	89
Senior and subordinated notes	319	116	644	367
Other borrowings	69	9	104	27
Total interest expense	1,197	382	2,162	1,217
Net interest income	7,003	6,156	19,917	17,721
Provision (benefit) for credit losses	1,669	(342)	3,431	(2,325)
Net interest income after provision for credit losses	5,334	6,498	16,486	20,046
Non-interest income:
Interchange fees, net	1,195	1,022	3,429	2,855
Service charges and other customer-related fees	415	407	1,230	1,143
Other	192	245	634	598
Total non-interest income	1,802	1,674	5,293	4,596
Non-interest expense:
Salaries and associate benefits	2,187	1,852	6,159	5,480
Occupancy and equipment	502	481	1,496	1,476
Marketing	978	751	2,899	1,872
Professional services	471	358	1,326	991
Communications and data processing	349	319	1,027	936
Amortization of intangibles	17	5	45	16
Other	445	420	1,131	1,121
Total non-interest expense	4,949	4,186	14,083	11,892
Income from continuing operations before income taxes	2,187	3,986	7,696	12,750
Income tax provision	493	882	1,568	2,782
Income from continuing operations, net of tax	1,694	3,104	6,128	9,968
Income (loss) from discontinued operations, net of tax	0	0	0	(3)
Net income	1,694	3,104	6,128	9,965
Dividends and undistributed earnings allocated to participating securities	(21)	(26)	(74)	(84)
Preferred stock dividends	(57)	(79)	(171)	(200)
Issuance cost for redeemed preferred stock	0	(12)	0	(12)
Net income available to common stockholders	$1,616	$2,987	$5,883	$9,669
Basic earnings per common share:
Net income from continuing operations	$4.21	$6.81	$14.90	$21.53
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)
Net income (loss) per basic common share	$4.21	$6.81	$14.90	$21.52
Diluted earnings per common share:
Net income from continuing operations	$4.20	$6.78	$14.84	$21.45
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)
Net income (loss) per diluted common share	$4.20	$6.78	$14.84	$21.44

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net income	$1,694	$3,104	$6,128	$9,965
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available for sale	(2,935)	(208)	(8,476)	(1,305)
Net unrealized losses on hedging relationships	(804)	(195)	(2,496)	(827)
Foreign currency translation adjustments	(48)	(27)	(105)	1
Other	(1)	(2)	(1)	(3)
Other comprehensive loss, net of tax	(3,788)	(432)	(11,078)	(2,134)
Comprehensive income (loss)	$(2,094)	$2,672	$(4,950)	$7,831

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,716	$4,164
Interest-bearing deposits and other short-term investments	21,176	17,582
Total cash and cash equivalents	24,892	21,746
Restricted cash for securitization investors	399	308
Securities available for sale (amortized cost of $86.1 billion and $94.9 billion and allowance for credit losses of $4 million and $1 million as of September 30, 2022 and December 31, 2021, respectively)	75,303	95,261
Loans held for investment:
Unsecuritized loans held for investment	277,576	252,468
Loans held in consolidated trusts	26,367	24,872
Total loans held for investment	303,943	277,340
Allowance for credit losses	(12,209)	(11,430)
Net loans held for investment	291,734	265,910
Loans held for sale ($1.7 billion and $1.0 billion carried at fair value as of September 30, 2022 and December 31, 2021, respectively)	1,729	5,888
Premises and equipment, net	4,265	4,210
Interest receivable	1,853	1,460
Goodwill	14,771	14,782
Other assets	29,286	22,816
Total assets	$444,232	$432,381

Liabilities:
Interest payable	$433	$281
Deposits:
Non-interest-bearing deposits	34,391	38,043
Interest-bearing deposits	282,802	272,937
Total deposits	317,193	310,980
Securitized debt obligations	15,926	14,994
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	528	820
Senior and subordinated notes	30,615	27,219
Other borrowings	7,538	53
Total other debt	38,681	28,092
Other liabilities	21,138	17,005
Total liabilities	393,371	371,352
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both September 30, 2022 and December 31, 2021)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 689,412,995 and 685,057,944 shares issued as of September 30, 2022 and December 31, 2021, respectively; 381,976,333 and 413,858,537 shares outstanding as of September 30, 2022 and December 31, 2021, respectively)	7	7
Additional paid-in capital, net	34,579	34,112
Retained earnings	56,240	51,006
Accumulated other comprehensive income (loss)	(10,704)	374
Treasury stock, at cost (par value $0.01 per share; 307,436,662 and 271,199,407 shares as of September 30, 2022 and December 31, 2021, respectively)	(29,261)	(24,470)
Total stockholders’ equity	50,861	61,029
Total liabilities and stockholders’ equity	$444,232	$432,381

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						2,403	(4,467)		(2,064)
Dividends—common stock(1)			18,408	0	2	(253)			(251)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,484)	(2,484)
Issuances of common stock and restricted stock, net of forfeitures			2,517,691	0	68				68
Exercises of stock options			7,809	0	1				1
Compensation expense for restricted stock units					103				103
Balance as of March 31, 2022	4,975,000	$0	687,601,852	$7	$34,286	$53,099	$(4,093)	$(26,954)	$56,345
Comprehensive income (loss)						2,031	(2,823)		(792)
Dividends—common stock(1)			4,083	0	1	(237)			(236)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(1,988)	(1,988)
Issuances of common stock and restricted stock, net of forfeitures			671,473	0	70				70
Compensation expense for restricted stock units					68				68
Balance as of June 30, 2022	4,975,000	$0	688,277,408	$7	$34,425	$54,836	$(6,916)	$(28,942)	$53,410
Comprehensive income (loss)						1,694	(3,788)		(2,094)
Dividends—common stock(1)			5,936	0	1	(233)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(319)	(319)
Issuances of common stock and restricted stock, net of forfeitures			941,581	0	76				76
Exercises of stock options			188,070	0	10				10
Compensation expense for restricted stock units					67				67
Balance as of September 30, 2022	4,975,000	$0	689,412,995	$7	$34,579	$56,240	$(10,704)	$(29,261)	$50,861

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income (loss)						3,325	(1,711)		1,614
Dividends—common stock(1)			13,356	0	1	(185)			(184)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(575)	(575)
Issuances of common stock and restricted stock, net of forfeitures			2,531,966	0	60				60
Exercises of stock options			283,398	0	19				19
Compensation expense for restricted stock units					111				111
Balance as of March 31, 2021	4,975,000	$0	682,761,557	$7	$33,671	$43,167	$1,783	$(17,440)	$61,188
Comprehensive income						3,536	9		3,545
Dividends—common stock(1)			4,954	0	1	(182)			(181)
Dividends—preferred stock						(60)			(60)
Purchases of treasury stock								(1,668)	(1,668)
Issuances of common stock and restricted stock, net of forfeitures			583,779	0	60				60
Exercises of stock options			209,528	0	15				15
Issuances of preferred stock	1,675,000	0			1,641				1,641
Compensation expense for restricted stock units					84				84
Balance as of June 30, 2021	6,650,000	$0	683,559,818	$7	$35,472	$46,461	$1,792	$(19,108)	$64,624
Comprehensive income (loss)						3,104	(432)		2,672
Dividends—common stock(1)			6,531	0	1	(530)			(529)
Dividends—preferred stock						(79)			(79)
Purchases of treasury stock								(2,710)	(2,710)
Issuances of common stock and restricted stock, net of forfeitures			531,629	0	71				71
Exercises of stock options			417,931	0	20				20
Issuances of preferred stock	425,000	0			412				412
Redemptions of preferred stock	(1,000,000)	0			(988)	(12)			(1,000)
Compensation expense for restricted stock units					63				63
Balance as of September 30, 2021	6,075,000	$0	684,515,909	$7	$35,051	$48,944	$1,360	$(21,818)	$63,544
__________
(1)We declared dividends per share on our common stock of $0.60 and $1.20 in the third quarter of 2022 and 2021, respectively, and $1.80 and $2.00 in the first nine months of 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Operating activities:
Income from continuing operations, net of tax	$6,128	$9,968
Income (loss) from discontinued operations, net of tax	0	(3)
Net income	6,128	9,965
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	3,431	(2,325)
Depreciation and amortization, net	2,367	2,628
Deferred tax provision (benefit)	(371)	580
Net securities losses (gains)	9	(6)
Gain on sales of loans	(193)	(8)
Stock-based compensation expense	238	270
Other	20	8
Loans held for sale:
Originations and purchases	(6,894)	(7,011)
Proceeds from sales and paydowns	6,242	6,227
Changes in operating assets and liabilities:
Changes in interest receivable	(390)	59
Changes in other assets	(5,898)	(4,833)
Changes in interest payable	152	(111)
Changes in other liabilities	812	2,211
Net change from discontinued operations	(1)	(6)
Net cash from operating activities	5,652	7,648
Investing activities:
Securities available for sale:
Purchases	(11,614)	(21,951)
Proceeds from paydowns and maturities	16,905	20,795
Proceeds from sales	2,570	1,735
Loans:
Net changes in loans originated as held for investment	(25,469)	(16,185)
Principal recoveries of loans previously charged off	1,631	1,901
Net purchases of premises and equipment	(644)	(504)
Net cash used in acquisition activities	(1,127)	(551)
Net cash used in other investing activities	(543)	(286)
Net cash used in investing activities	(18,291)	(15,046)

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Financing activities:
Deposits and borrowings:
Changes in deposits	$6,771	$597
Issuance of securitized debt obligations	8,230	2,991
Maturities and paydowns of securitized debt obligations	(6,572)	(2,638)
Issuance of senior and subordinated notes and long-term FHLB advances	21,271	996
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(8,061)	(3,851)
Changes in other borrowings	(307)	139
Common stock:
Net proceeds from issuances	214	191
Dividends paid	(719)	(894)
Preferred stock:
Net proceeds from issuances	0	2,053
Dividends paid	(171)	(200)
Redemptions	0	(1,000)
Purchases of treasury stock	(4,791)	(4,953)
Proceeds from share-based payment activities	11	54
Net cash from (used in) financing activities	15,876	(6,515)
Changes in cash, cash equivalents and restricted cash for securitization investors	3,237	(13,913)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	22,054	40,771
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$25,291	$26,858
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$680	$4,577
Interest paid	1,927	1,703
Income tax paid	991	1,672

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branch locations, Cafés and other distribution channels. As of September 30, 2022, our principal subsidiaries included:
•Capital One Bank (USA), National Association (“COBNA”), which offers credit card products along with other lending products and consumer services; and
•Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
On October 1, 2022, the Company completed the merger of COBNA with and into CONA, with CONA as the surviving entity.
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

74	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Nine Months Ended September 30, 2022

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Fair Value Hedging ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layering Method Issued March 2022	The amendments in this ASU establish the portfolio-layer method which provides flexibility to achieve fair value hedge accounting for multiple hedged layers within a single closed portfolio of financial assets.
We adopted this guidance in the second quarter of 2022 using the prospective method of adoption.

Our adoption of this standard did not have an impact on our consolidated financial statements as any designation of portfolio layer method hedges would be applied prospectively.

75	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 98% and 96% of our total investment securities portfolio as of September 30, 2022 and December 31, 2021 respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of September 30, 2022 and December 31, 2021. Accrued interest receivable of $227 million and $207 million as of September 30, 2022 and December 31, 2021, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	September 30, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,124	$0	$1	$(98)	$5,027
RMBS:
Agency	71,245	0	37	(10,069)	61,213
Non-agency	666	(4)	112	(5)	769
Total RMBS	71,911	(4)	149	(10,074)	61,982
Agency CMBS	8,055	0	2	(761)	7,296
Other securities(1)	1,007	0	1	(10)	998
Total investment securities available for sale	$86,097	$(4)	$153	$(10,943)	$75,303

	December 31, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,419	$0	$23	$0	$9,442
RMBS:
Agency	72,593	0	958	(931)	72,620
Non-agency	792	(1)	205	0	996
Total RMBS	73,385	(1)	1,163	(931)	73,616
Agency CMBS	9,237	0	195	(63)	9,369
Other securities(1)	2,830	0	6	(2)	2,834
Total investment securities available for sale	$94,871	$(1)	$1,387	$(996)	$95,261
__________
(1)Includes $231 million and $2.0 billion of asset-backed securities (“ABS”) as of September 30, 2022 and December 31, 2021 respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021. The amounts include securities available for sale without an allowance for credit losses.

76	Capital One Financial Corporation (COF)

Table 2.2: Securities in a Gross Unrealized Loss Position

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$4,593	$(98)	$0	$0	$4,593	$(98)
RMBS:
Agency	30,124	(3,285)	30,154	(6,784)	60,278	(10,069)
Non-agency	16	(1)	3	0	19	(1)
Total RMBS	30,140	(3,286)	30,157	(6,784)	60,297	(10,070)
Agency CMBS	4,866	(430)	2,258	(331)	7,124	(761)
Other securities(1)	522	(7)	81	(3)	603	(10)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$40,121	$(3,821)	$32,496	$(7,118)	$72,617	$(10,939)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$37,492	$(632)	$8,606	$(299)	$46,098	$(931)
Non-agency	3	0	1	0	4	0
Total RMBS	37,495	(632)	8,607	(299)	46,102	(931)
Agency CMBS	2,999	(36)	803	(27)	3,802	(63)
Other securities(1)	1,207	(2)	0	0	1,207	(2)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(2)	$41,701	$(670)	$9,410	$(326)	$51,111	$(996)
__________
(1)    Includes primarily ABS, foreign government bonds, and supranational bonds.
(2)    Consists of approximately 2,730 and 740 securities in gross unrealized loss positions as of September 30, 2022 and December 31, 2021, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of September 30, 2022, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

77	Capital One Financial Corporation (COF)

Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2022
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$0	$5,027	$0	$0	$5,027
RMBS(1):
Agency	0	113	1,123	59,977	61,213
Non-agency	0	0	0	769	769
Total RMBS	0	113	1,123	60,746	61,982
Agency CMBS(1)	174	2,046	3,391	1,685	7,296
Other securities	242	756	0	0	998
Total securities available for sale	$416	$7,942	$4,514	$62,431	$75,303
Amortized cost of securities available for sale	$417	$8,199	$5,059	$72,422	$86,097
Weighted-average yield for securities available for sale	3.34%	1.69%	2.28%	2.23%	2.19%
__________
(1)As of September 30, 2022, the weighted-average expected maturities of RMBS and Agency CMBS were 7.1 years and 5.1 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three and nine months ended September 30, 2022, total proceeds from sales of our securities were $330 million and $2.6 billion, respectively, with losses of $3 million and $9 million, respectively. For the three and nine months ended September 30, 2021, total proceeds from sales of our securities were $1.1 billion and $1.7 billion, respectively, with gains of $2 million and $6 million, respectively.
Securities Pledged and Received
We pledged investment securities totaling $18.7 billion and $20.8 billion as of September 30, 2022 and December 31, 2021, respectively. These securities are primarily pledged to secure Public Funds deposits and Federal Home Loan Banks (“FHLB”) advances, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $67 million and $1 million as of September 30, 2022 and December 31, 2021, respectively, related to our derivative transactions.

78	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $1.6 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2022 and December 31, 2021. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$117,676	$1,179	$817	$1,607	$3,603	$121,279
International card businesses	5,409	79	53	93	225	5,634
Total credit card	123,085	1,258	870	1,700	3,828	126,913
Consumer Banking:
Auto	75,329	2,754	1,202	295	4,251	79,580
Retail banking	1,580	15	5	19	39	1,619
Total consumer banking	76,909	2,769	1,207	314	4,290	81,199
Commercial Banking:
Commercial and multifamily real estate	38,056	134	1	34	169	38,225
Commercial and industrial	57,456	69	13	68	150	57,606
Total commercial banking	95,512	203	14	102	319	95,831
Total loans(1)	$295,506	$4,230	$2,091	$2,116	$8,437	$303,943
% of Total loans	97.22%	1.39%	0.69%	0.70%	2.78%	100.00%

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$106,312	$773	$528	$1,110	$2,411	$108,723
International card businesses	5,836	77	50	86	213	6,049
Total credit card	112,148	850	578	1,196	2,624	114,772
Consumer Banking:
Auto	72,221	2,385	933	240	3,558	75,779
Retail banking	1,807	35	7	18	60	1,867
Total consumer banking	74,028	2,420	940	258	3,618	77,646

79	Capital One Financial Corporation (COF)

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	35,100	92	35	35	162	35,262
Commercial and industrial	49,379	139	103	39	281	49,660
Total commercial banking	84,479	231	138	74	443	84,922
Total loans(1)	$270,655	$3,501	$1,656	$1,528	$6,685	$277,340
% of Total loans	97.59%	1.26%	0.60%	0.55%	2.41%	100.00%
__________
(1)Loans include unamortized premiums and discounts, and unamortized deferred fees and costs totaling $1.4 billion as of both September 30, 2022 and December 31, 2021.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of September 30, 2022 and December 31, 2021. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2022			December 31, 2021
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$1,607	N/A	$0	$1,110	N/A	$0
International card businesses	90	$8	0	82	$10	0
Total credit card	1,697	8	0	1,192	10	0
Consumer Banking:
Auto	0	474	0	0	344	0
Retail banking	0	43	5	0	47	4
Total consumer banking	0	517	5	0	391	4
Commercial Banking:
Commercial and multifamily real estate	3	243	219	3	383	268
Commercial and industrial	0	307	200	0	316	257
Total commercial banking	3	550	419	3	699	525
Total	$1,700	$1,075	$424	$1,195	$1,100	$529
% of Total loans held for investment	0.56%	0.35%	0.14%	0.43%	0.40%	0.19%
__________
(1)We recognized interest income for loans classified as nonperforming of $2 million and $29 million for the three and nine months ended September 30, 2022, respectively, and $1 million and $21 million for the three and nine months ended September 30, 2021, respectively.
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

80	Capital One Financial Corporation (COF)

Domestic Product (“GDP”) Rate, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our credit card loan portfolio is delinquency trends, including an analysis of loan migration between delinquency categories over time.
The table below presents our credit card portfolio by delinquency status as of September 30, 2022 and December 31, 2021.
Table 3.3: Credit Card Delinquency Status

	September 30, 2022			December 31, 2021
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$117,410	$266	$117,676	$105,985	$327	$106,312
30-59 days	1,165	14	1,179	760	13	773
60-89 days	808	9	817	519	9	528
Greater than 90 days	1,595	12	1,607	1,100	10	1,110
Total domestic credit card	120,978	301	121,279	108,364	359	108,723

International card businesses:
Current	5,379	30	5,409	5,795	41	5,836
30-59 days	76	3	79	73	4	77
60-89 days	50	3	53	47	3	50
Greater than 90 days	90	3	93	82	4	86
Total international card businesses	5,595	39	5,634	5,997	52	6,049
Total credit card	$126,573	$340	$126,913	$114,361	$411	$114,772
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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of September 30, 2022 and December 31, 2021. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

81	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	September 30, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$15,488	$15,559	$6,005	$3,020	$1,300	$502	$41,874	$0	$0	$41,874
621-660	5,301	5,543	2,535	1,349	626	270	15,624	0	0	15,624
620 or below	6,505	7,124	4,364	2,459	1,098	532	22,082	0	0	22,082
Total auto	27,294	28,226	12,904	6,828	3,024	1,304	79,580	0	0	79,580

Retail banking—Delinquency status:
Current	153	136	91	135	130	505	1,150	425	5	1,580
30-59 days	0	1	0	0	4	2	7	8	0	15
60-89 days	0	1	0	2	0	0	3	2	0	5
Greater than 90 days	0	0	1	0	3	9	13	4	2	19
Total retail banking(2)	153	138	92	137	137	516	1,173	439	7	1,619
Total consumer banking	$27,447	$28,364	$12,996	$6,965	$3,161	$1,820	$80,753	$439	$7	$81,199

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$20,758	$8,630	$4,739	$2,394	$1,153	$301	$37,975	$0	$0	$37,975
621-660	7,456	3,721	2,109	1,084	537	157	15,064	0	0	15,064
620 or below	9,522	6,336	3,767	1,840	949	326	22,740	0	0	22,740
Total auto	37,736	18,687	10,615	5,318	2,639	784	75,779	0	0	75,779

Retail banking—Delinquency status:
Current	285	171	172	161	176	491	1,456	345	6	1,807
30-59 days	0	2	2	7	0	1	12	23	0	35
60-89 days	0	4	0	0	0	2	6	1	0	7
Greater than 90 days	0	1	0	1	1	9	12	4	2	18
Total retail banking(2)	285	178	174	169	177	503	1,486	373	8	1,867
Total consumer banking	$38,021	$18,865	$10,789	$5,487	$2,816	$1,287	$77,265	$373	$8	$77,646
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
(2)Includes Paycheck Protection Program (“PPP”) loans of $38 million and $232 million as of September 30, 2022 and December 31, 2021, respectively.

82	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of September 30, 2022 and December 31, 2021. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$7,785	$4,837	$1,748	$1,986	$1,502	$3,237	$21,095	$13,861	$25	$34,981
Criticized performing	529	280	161	439	314	1,140	2,863	138	0	3,001
Criticized nonperforming	102	0	0	7	19	115	243	0	0	243
Total commercial and multifamily real estate	8,416	5,117	1,909	2,432	1,835	4,492	24,201	13,999	25	38,225
Commercial and industrial
Noncriticized	16,701	7,028	4,907	3,186	1,744	3,492	37,058	17,491	29	54,578
Criticized performing	787	566	158	293	147	123	2,074	647	0	2,721
Criticized nonperforming	148	23	6	42	41	6	266	41	0	307
Total commercial and industrial	17,636	7,617	5,071	3,521	1,932	3,621	39,398	18,179	29	57,606
Total commercial banking(2)	$26,052	$12,734	$6,980	$5,953	$3,767	$8,113	$63,599	$32,178	$54	$95,831

83	Capital One Financial Corporation (COF)

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$6,590	$2,924	$3,393	$2,401	$793	$3,538	$19,639	$12,286	$0	$31,925
Criticized performing	248	195	329	317	261	1,478	2,828	101	25	2,954
Criticized nonperforming	0	0	88	20	9	266	383	0	0	383
Total commercial and multifamily real estate	6,838	3,119	3,810	2,738	1,063	5,282	22,850	12,387	25	35,262
Commercial and industrial
Noncriticized	12,662	7,039	5,506	2,750	1,730	3,033	32,720	14,310	59	47,089
Criticized performing	279	188	838	207	120	167	1,799	456	0	2,255
Criticized nonperforming	32	52	85	93	6	10	278	38	0	316
Total commercial and industrial	12,973	7,279	6,429	3,050	1,856	3,210	34,797	14,804	59	49,660
Total commercial banking(2)	$19,811	$10,398	$10,239	$5,788	$2,919	$8,492	$57,647	$27,191	$84	$84,922
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
(2)Includes PPP loans of $32 million and $102 million as of September 30, 2022 and December 31, 2021, respectively.
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

Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided banking organizations with TDR relief for loan modifications to certain qualifying borrowers impacted by the Coronavirus Disease of 2019 (“COVID-19”) pandemic. The guidance in the CARES Act expired on January 1, 2022 at which time we also concurrently ceased applying the additional guidance issued by the Federal Banking Agencies.
Total recorded TDRs were $2.3 billion and $1.6 billion as of September 30, 2022 and December 31, 2021, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.4 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $415 million and $192 million as of September 30, 2022 and December 31, 2021, respectively. Commitments to lend additional funds on loans modified in a TDR totaled $214 million and $168 million as of September 30, 2022 and December 31, 2021, respectively.

84	Capital One Financial Corporation (COF)

The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the three and nine months ended September 30, 2022 and 2021.
Table 3.6: Troubled Debt Restructurings

		Three Months Ended September 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$77	100%	16.79%	N/A	N/A
International card businesses	29	100	27.52	N/A	N/A
Total credit card	106	100	19.77	N/A	N/A
Consumer Banking:
Auto	275	64	8.45	97%	5
Retail banking	1	N/A	N/A	60	14
Total consumer banking	276	64	8.45	97	5
Commercial Banking:
Commercial and multifamily real estate	38	58	0.78	100	11
Commercial and industrial	75	N/A	N/A	98	17
Total commercial banking	113	20	0.78	99	15
Total	$495

		Nine Months Ended September 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$196	100%	15.76%	N/A	N/A
International card businesses	93	100	27.73	N/A	N/A
Total credit card	289	100	19.63	N/A	N/A
Consumer Banking:
Auto	794	56	8.59	97%	4
Retail banking	2	N/A	N/A	76	13
Total consumer banking	796	56	8.59	97	4
Commercial Banking:
Commercial and multifamily real estate	302	10	0.35	80	13
Commercial and industrial	242	N/A	N/A	62	14
Total commercial banking	544	6	0.35	72	13
Total	$1,629

85	Capital One Financial Corporation (COF)

		Three Months Ended September 30, 2021
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$37	100%	15.80%	N/A	N/A
International card businesses	28	100	27.75	N/A	N/A
Total credit card	65	100	20.90	N/A	N/A
Consumer Banking:
Auto	89	48	8.54	92%	4
Total consumer banking	89	48	8.54	92	4
Commercial Banking:
Commercial and multifamily real estate	21	14	2.50	100	12
Commercial and industrial	4	N/A	N/A	100	4
Total commercial banking	25	12	2.50	100	11
Total	$179

		Nine Months Ended September 30, 2021
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$114	100%	16.00%	N/A	N/A	N/A	N/A
International card businesses	94	100	27.66	N/A	N/A	N/A	N/A
Total credit card	208	100	21.26	N/A	N/A	N/A	N/A
Consumer Banking:
Auto	269	40	8.74	93	4	—	$1
Retail banking	1	20	2.55	36	67	N/A	N/A
Total consumer banking	270	40	8.72	93	4	—	1
Commercial Banking:
Commercial and multifamily real estate	41	7	1.29	100	13	N/A	N/A
Commercial and industrial	82	N/A	N/A	41	8	N/A	N/A
Total commercial banking	123	2	1.29	61	11	N/A	N/A
Total	$601
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

86	Capital One Financial Corporation (COF)

either 90 days or more delinquent, has been charged off as of the end of the period presented or has been reclassified from accrual to nonaccrual status.
Table 3.7: TDR—Subsequent Defaults

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,927	$19	4,168	$7	23,951	$47	13,528	$25
International card businesses	18,971	19	12,680	17	55,089	58	44,709	68
Total credit card	28,898	38	16,848	24	79,040	105	58,237	93
Consumer Banking:
Auto	4,592	82	2,151	34	10,102	178	6,453	98
Retail banking	0	0	1	0	0	0	9	0
Total consumer banking	4,592	82	2,152	34	10,102	178	6,462	98
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	0	0	1	50
Commercial and industrial	0	0	1	38	3	35	7	120
Total commercial banking	0	0	1	38	3	35	8	170
Total	33,490	$120	19,001	$96	89,145	$318	64,707	$361
Loans Pledged
We pledged loan collateral of $9.8 billion and $10.3 billion to secure a portion of of our FHLB borrowing capacity of $18.5 billion and $19.7 billion as of September 30, 2022 and December 31, 2021, respectively. We also pledged loan collateral of $34.5 billion and $26.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $21.6 billion and $19.6 billion as of September 30, 2022 and December 31, 2021, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2022, we converted $51 million and $383 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and nine months ended September 30, 2021, we converted $37 million and $172 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

87	Capital One Financial Corporation (COF)

NOTE 4—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. Significant judgment is applied in our estimation of lifetime credit losses. When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. This may include internal information, external information or a combination of both relating to past events, current conditions and reasonable and supportable forecasts. Management will consider and may qualitatively adjust for conditions, changes and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.
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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2022 and 2021. Our allowance for credit losses increased by $779 million to $12.2 billion as of September 30, 2022 from December 31, 2021.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2022	$8,166	$2,047	$1,278	$11,491
Charge-offs	(1,047)	(410)	(13)	(1,470)
Recoveries(1)	352	186	1	539
Net charge-offs	(695)	(224)	(12)	(931)
Provision (benefit) for credit losses	1,261	285	119	1,665
Allowance build (release) for credit losses	566	61	107	734
Other changes(2)	(16)	0	0	(16)
Balance as of September 30, 2022	8,716	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of June 30, 2022	0	0	239	239
Provision for losses on unfunded lending commitments	0	0	4	4
Balance as of September 30, 2022	0	0	243	243
Combined allowance and reserve as of September 30, 2022	$8,716	$2,108	$1,628	$12,452

88	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(3,011)	(1,090)	(73)	(4,174)
Recoveries(1)	1,031	584	16	1,631
Net charge-offs	(1,980)	(506)	(57)	(2,543)
Provision (benefit) for credit losses	2,387	696	275	3,358
Allowance build (release) for credit losses	407	190	218	815
Other changes(2)	(36)	0	0	(36)
Balance as of September 30, 2022	8,716	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	78	78
Balance as of September 30, 2022	0	0	243	243
Combined allowance and reserve as of September 30, 2022	$8,716	$2,108	$1,628	$12,452

	Three Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2021	$8,873	$2,203	$1,270	$12,346
Charge-offs	(735)	(264)	(20)	(1,019)
Recoveries(1)	369	213	11	593
Net charge-offs	(366)	(51)	(9)	(426)
Provision (benefit) for credit losses	(198)	(91)	(55)	(344)
Allowance build (release) for credit losses	(564)	(142)	(64)	(770)
Other changes(2)	(3)	0	0	(3)
Balance as of September 30, 2021	8,306	2,061	1,206	11,573
Reserve for unfunded lending commitments:
Balance as of June 30, 2021	0	0	164	164
Provision (benefit) for losses on unfunded lending commitments	0	0	2	2
Balance as of September 30, 2021	0	0	166	166
Combined allowance and reserve as of September 30, 2021	$8,306	$2,061	$1,372	$11,739

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(2,695)	(866)	(47)	(3,608)
Recoveries(1)	1,125	735	41	1,901
Net charge-offs	(1,570)	(131)	(6)	(1,707)
Provision (benefit) for credit losses	(1,325)	(523)	(446)	(2,294)
Allowance build (release) for credit losses	(2,895)	(654)	(452)	(4,001)
Other changes(2)	10	0	0	10
Balance as of September 30, 2021	8,306	2,061	1,206	11,573

89	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(29)	(29)
Balance as of September 30, 2021	0	0	166	166
Combined allowance and reserve as of September 30, 2021	$8,306	$2,061	$1,372	$11,739
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments and initial allowance for purchase credit-deteriorated loans. The initial allowance of purchase credit-deteriorated loans was $10 million for the three and nine months ended September 30, 2022 and $6 million for the three and nine months ended September 30, 2021.

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2022 and 2021.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Estimated reimbursements from partners, beginning of period	$1,302	$1,711
Amounts due from partners which reduced net charge-offs	(127)	(80)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	237	(181)
Estimated reimbursements from partners, end of period	$1,412	$1,450

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Estimated reimbursements from partners, beginning of period	$1,450	$2,159
Amounts due from partners which reduced net charge-offs	(353)	(349)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	315	(360)
Estimated reimbursements from partners, end of period	$1,412	$1,450

90	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2022 and December 31, 2021. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$20,544	$12,374	$0	$0	$0
Auto loan securitizations	5,420	4,488	0	0	0
Total securitization-related VIEs	25,964	16,862	0	0	0
Other VIEs:(3)
Affordable housing entities	259	20	4,754	1,495	4,754
Entities that provide capital to low-income and rural communities	2,337	10	0	0	0
Other	0	0	341	0	341
Total other VIEs	2,596	30	5,095	1,495	5,095
Total VIEs	$28,560	$16,892	$5,095	$1,495	$5,095

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$21,569	$13,016	$0	$0	$0
Auto loan securitizations	2,552	2,187	0	0	0
Total securitization-related VIEs	24,121	15,203	0	0	0

91	Capital One Financial Corporation (COF)

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Other VIEs:(3)
Affordable housing entities	263	27	4,774	1,454	4,774
Entities that provide capital to low-income and rural communities	2,074	26	0	0	0
Other	0	0	383	0	383
Total other VIEs	2,337	53	5,157	1,454	5,157
Total VIEs	$26,458	$15,256	$5,157	$1,454	$5,157
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.2 billion of assets and $562 million of liabilities as of September 30, 2022, and $2.2 billion of assets and $568 million of liabilities as of December 31, 2021.
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

92	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2022 and December 31, 2021.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
September 30, 2022:
Securities held by third-party investors	$11,443	$4,483
Receivables in the trusts	21,155	5,212
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2021:
Securities held by third-party investors	$12,808	$2,186
Receivables in the trust	22,454	2,418
Cash balance of spread or reserve accounts	0	13
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2022 and 2021, we recognized amortization of $484 million and $477 million, respectively, and tax credits of $582 million and $560 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.8 billion and $4.7 billion as of September 30, 2022 and December 31, 2021, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded

93	Capital One Financial Corporation (COF)

commitments was $1.7 billion as of both September 30, 2022 and December 31, 2021, and is largely expected to be paid from 2022 to 2025.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.8 billion as of both September 30, 2022 and December 31, 2021. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $12.5 billion and $11.9 billion as of September 30, 2022 and December 31, 2021, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.3 billion and $2.1 billion as of September 30, 2022 and December 31, 2021, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $341 million and $383 million as of September 30, 2022 and December 31, 2021, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

94	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of September 30, 2022 and December 31, 2021. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	September 30, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,771	N/A	$14,771
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	146	$(18)	128
Other(1)	213	(158)	55
Total other intangible assets	359	(176)	183
Total goodwill and other intangible assets	$15,130	$(176)	$14,954
Commercial MSRs(2)	$646	$(215)	$431

	December 31, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,782	N/A	$14,782
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(10)	19
Other(1)	213	(121)	92
Total other intangible assets	242	(131)	111
Total goodwill and other intangible assets	$15,024	$(131)	$14,893
Commercial MSRs(2)	$622	$(202)	$420
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, partnership, trade names and other customer contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $17 million and $45 million for the three and nine months ended September 30, 2022, respectively, and $5 million and $16 million for the three and nine months ended September 30, 2021, respectively.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of September 30, 2022 and December 31, 2021.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
Other adjustments(1)	(15)	0	4	(11)
Balance as of September 30, 2022	$5,072	$4,645	$5,054	$14,771
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

95	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased and securities loaned or sold under agreements to repurchase. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2022 and December 31, 2021. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2022	December 31, 2021
Deposits:
Non-interest-bearing deposits	$34,391	$38,043
Interest-bearing deposits(1)	282,802	272,937
Total deposits	$317,193	$310,980
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$528	$820
Total short-term borrowings	$528	$820

	September 30, 2022				December 31, 2021
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2023-2028	0.32% - 3.74%	2.27%	$15,926	$14,994
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2023-2033	0.80 - 5.27	3.44	23,957	19,975
Floating unsecured senior debt	2023-2025	3.53 - 4.31	3.77	1,597	1,709
Total unsecured senior debt			3.46	25,554	21,684
Fixed unsecured subordinated debt	2023-2032	2.36 - 4.20	3.52	5,061	5,535
Total senior and subordinated notes				30,615	27,219
Other long-term borrowings:
FHLB advances	2023	3.07 - 3.19	3.13	7,500	0
Finance lease liabilities	2022 - 2031	0.30 - 9.91	3.92	38	53
Total other long-term borrowings				7,538	53
Total long-term debt				$54,079	$42,266
Total short-term borrowings and long-term debt				$54,607	$43,086
__________
(1)Includes $3.9 billion and $1.8 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $1.1 billion and $1.4 billion of Euro (“EUR”) denominated unsecured notes as of September 30, 2022 and December 31, 2021, respectively.

96	Capital One Financial Corporation (COF)

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

97	Capital One Financial Corporation (COF)

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

98	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2022 and December 31, 2021, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2022			December 31, 2021
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$58,616	$8	$136	$49,659	$2	$3
Cash flow hedges	50,600	1	551	52,400	244	16
Total interest rate contracts	109,216	9	687	102,059	246	19
Foreign exchange contracts:
Fair value hedges	1,225	0	314	1,421	13	0
Cash flow hedges	2,088	102	0	4,679	24	20
Net investment hedges	3,895	478	0	3,459	43	0
Total foreign exchange contracts	7,208	580	314	9,559	80	20
Total derivatives designated as accounting hedges	116,424	589	1,001	111,618	326	39
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	88,875	879	2,015	71,724	620	194
Commodity contracts	35,476	3,151	2,989	22,021	1,669	1,561
Foreign exchange and other contracts	4,253	141	114	3,779	40	42
Total customer accommodation	128,604	4,171	5,118	97,524	2,329	1,797
Other interest rate exposures(2)	2,258	38	44	1,899	33	25
Other contracts	1,989	9	12	2,028	2	7
Total derivatives not designated as accounting hedges	132,851	4,218	5,174	101,451	2,364	1,829
Total derivatives	$249,275	$4,807	$6,175	$213,069	$2,690	$1,868
Less: netting adjustment(3)		(1,645)	(1,580)		(542)	(544)
Total derivative assets/liabilities		$3,162	$4,595		$2,148	$1,324
__________
(1)Does not reflect $6 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2022 and December 31, 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

99	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2022 and December 31, 2021.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2022			December 31, 2021
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$3,979	$(78)	$220	$10,327	$286	$295
Interest-bearing deposits	(15,142)	524	(1)	(7,361)	(47)	(1)
Securitized debt obligations	(10,389)	783	0	(11,155)	49	3
Senior and subordinated notes	(27,024)	1,622	(573)	(22,777)	(531)	(708)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $236 million and $247 million as of September 30, 2022 and December 31, 2021, respectively. The amount of the designated hedged items was $225 million as of both September 30, 2022 and December 31, 2021. The cumulative basis adjustments associated with these hedges was $14 million and $3 million as of September 30, 2022 and December 31, 2021, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2022 and December 31, 2021. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

100	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of September 30, 2022
Derivative assets(1)	$4,807	$(691)	$(954)	$3,162	$(80)	$3,082
As of December 31, 2021
Derivative assets(1)	2,690	(252)	(290)	2,148	0	2,148

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of September 30, 2022
Derivative liabilities(1)	$6,175	$(691)	$(889)	$4,595	$(87)	$4,508
Repurchase agreements(2)	528	0	0	528	(528)	0
As of December 31, 2021
Derivative liabilities(1)	1,868	(252)	(292)	1,324	0	1,324
Repurchase agreements(2)	820	0	0	820	(820)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.1 billion and $377 million as of September 30, 2022 and December 31, 2021, respectively. We also received securities from derivative counterparties with a fair value of $67 million as of September 30, 2022 and approximately $1 million as of December 31, 2021, which we have the ability to re-pledge. We posted $3.5 billion and $2.0 billion of cash collateral as of September 30, 2022 and December 31, 2021, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $538 million and $836 million as of September 30, 2022 and December 31, 2021, respectively, primarily consisting of agency RMBS securities.

101	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2022 and 2021.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$499	$7,578	$123	$(689)	$(120)	$(319)	$192
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$22	$0	$0	$4	$(21)	$(71)	$0
Gains (losses) recognized on derivatives	83	0	0	(381)	(311)	(807)	(85)
Gains (losses) recognized on hedged items(1)	(102)	0	0	381	312	846	85
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$3	$0	$0	$4	$(20)	$(33)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(86)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$(86)	$2	$0	$0	$0	$(1)

102	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,336	$20,550	$193	$(1,200)	$(214)	$(644)	$634
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$22	$0	$0	$46	$12	$(20)	$0
Gains (losses) recognized on derivatives	294	0	0	(569)	(735)	(2,039)	(197)
Gains (losses) recognized on hedged items(1)	(364)	0	0	570	735	2,155	196
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$(48)	$0	$0	$47	$12	$94	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$104	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$104	$1	$0	$0	$0	$(1)

103	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$317	$6,205	$16	$(228)	$(29)	$(116)	$245
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(25)	$0	$0	$31	$30	$50	$0
Gains (losses) recognized on derivatives	19	0	0	(28)	(57)	(72)	(34)
Gains (losses) recognized on hedged items(1)	(83)	0	0	27	54	103	34
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(89)	$0	$0	$30	$27	$80	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$10	$240	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	0	0	0	0	0
Net income (expense) recognized on cash flow hedges	$10	$240	$0	$0	$0	$0	$0

104	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,078	$17,812	$48	$(734)	$(89)	$(367)	$598
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(75)	$0	$0	$101	$93	$168	$0
Gains (losses) recognized on derivatives	130	0	0	(117)	(154)	(408)	(79)
Gains (losses) recognized on hedged items(1)	(206)	0	0	116	140	504	79
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$(151)	$0	$0	$100	$79	$262	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$30	$700	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income (expense) recognized on cash flow hedges	$30	$700	$1	$0	$0	$0	$1
_________
(1)Includes amortization benefit of $23 million and $57 million for the three and nine months ended September 30, 2022, respectively, and amortization expense of $34 million and benefit of $10 million for the three and nine months ended September 30, 2021, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $79 million and $98 million for the three and nine months ended September 30, 2022, respectively, and a gain of $83 million and $245 million for the three and nine months ended September 30, 2021, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings a net after-tax loss of $690 million recorded in AOCI as of September 30, 2022. This amount will offset the cash flows associated with hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 5.5 years as of September 30, 2022. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

105	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2022 and 2021. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$11	$7	$31	$25
Commodity contracts	20	11	37	20
Foreign exchange and other contracts	7	3	11	11
Total customer accommodation	38	21	79	56
Other interest rate exposures	0	18	14	2
Other contracts	(24)	(6)	(29)	(7)
Total	$14	$33	$64	$51

106	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of September 30, 2022 and December 31, 2021.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2022	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2022	December 31, 2021
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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

Table 9.2: AOCI

	Three Months Ended September 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of June 30, 2022	$(5,244)	$(1,574)	$(78)	$(20)	$(6,916)
Other comprehensive income (loss) before reclassifications	(2,937)	(809)	(48)	0	(3,794)
Amounts reclassified from AOCI into earnings	2	5	0	(1)	6
Other comprehensive loss, net of tax	(2,935)	(804)	(48)	(1)	(3,788)
AOCI as of September 30, 2022	$(8,179)	$(2,378)	$(126)	$(21)	$(10,704)

107	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(8,483)	(2,344)	(105)	0	(10,932)
Amounts reclassified from AOCI into earnings	7	(152)	0	(1)	(146)
Other comprehensive loss, net of tax	(8,476)	(2,496)	(105)	(1)	(11,078)
AOCI as of September 30, 2022	$(8,179)	$(2,378)	$(126)	$(21)	$(10,704)

	Three Months Ended September 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2021	$1,089	$730	$(3)	$(24)	$1,792
Other comprehensive income (loss) before reclassifications	(206)	57	(27)	0	(176)
Amounts reclassified from AOCI into earnings	(2)	(252)	0	(2)	(256)
Other comprehensive loss, net of tax	(208)	(195)	(27)	(2)	(432)
AOCI as of September 30, 2021	$881	$535	$(30)	$(26)	$1,360

	Nine Months Ended September 30, 2021
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,300)	(88)	1	0	(1,387)
Amounts reclassified from AOCI into earnings	(5)	(739)	0	(3)	(747)
Other comprehensive income (loss), net of tax	(1,305)	(827)	1	(3)	(2,134)
AOCI as of September 30, 2021	$881	$535	$(30)	$(26)	$1,360
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $255 million and $477 million for the three and nine months ended September 30, 2022, respectively, and other comprehensive gains of $66 million and $32 million for the three and nine months ended September 30, 2021, respectively, from hedging instruments designated as net investment hedges.

108	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2022	2021	2022	2021
Securities available for sale:
	Non-interest income (loss)	$(3)	$2	$(9)	$6
	Income tax provision (benefit)	(1)	0	(2)	1
	Net income (loss)	(2)	2	(7)	5
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(86)	250	104	730
Foreign exchange contracts:	Interest income	2	0	1	1
	Interest expense	(1)	0	(2)	(2)
	Non-interest income	79	83	97	245
	Income (loss) from continuing operations before income taxes	(6)	333	200	974
	Income tax provision (benefit)	(1)	81	48	235
	Net income (loss)	(5)	252	152	739
Other:
	Non-interest income and non-interest expense	1	3	1	4
	Income tax provision (benefit)	0	1	0	1
	Net income	1	2	1	3
Total reclassifications		$(6)	$256	$146	$747

109	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2022 and 2021.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(3,882)	$(947)	$(2,935)	$(270)	$(62)	$(208)
Net unrealized losses on hedging relationships	(1,065)	(261)	(804)	(255)	(60)	(195)
Foreign currency translation adjustments(1)	33	81	(48)	(6)	21	(27)
Other	(1)	0	(1)	(3)	(1)	(2)
Other comprehensive loss	$(4,915)	$(1,127)	$(3,788)	$(534)	$(102)	$(432)

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(11,181)	$(2,705)	$(8,476)	$(1,716)	$(411)	$(1,305)
Net unrealized losses on hedging relationships	(3,292)	(796)	(2,496)	(1,089)	(262)	(827)
Foreign currency translation adjustments(1)	47	152	(105)	11	10	1
Other	(1)	0	(1)	(4)	(1)	(3)
Other comprehensive loss	$(14,427)	$(3,349)	$(11,078)	$(2,798)	$(664)	$(2,134)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

110	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2022	2021	2022	2021
Income from continuing operations, net of tax	$1,694	$3,104	$6,128	$9,968
Income (loss) from discontinued operations, net of tax	0	0	0	(3)
Net income	1,694	3,104	6,128	9,965
Dividends and undistributed earnings allocated to participating securities	(21)	(26)	(74)	(84)
Preferred stock dividends	(57)	(79)	(171)	(200)
Issuance cost for redeemed preferred stock	0	(12)	0	(12)
Net income available to common stockholders	$1,616	$2,987	$5,883	$9,669

Total weighted-average basic common shares outstanding	383.4	438.8	394.9	449.2
Effect of dilutive securities:(1)
Stock options	0.2	0.6	0.4	0.7
Other contingently issuable shares	1.0	1.1	1.1	1.0
Total effect of dilutive securities	1.2	1.7	1.5	1.7
Total weighted-average diluted common shares outstanding	384.6	440.5	396.4	450.9
Basic earnings per common share:
Net income from continuing operations	$4.21	$6.81	$14.90	$21.53
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)
Net income per basic common share	$4.21	$6.81	$14.90	$21.52
Diluted earnings per common share:(1)
Net income from continuing operations	$4.20	$6.78	$14.84	$21.45
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)
Net income per diluted common share	$4.20	$6.78	$14.84	$21.44
__________
(1)Excluded from the computation of diluted earnings per share were awards of 33 thousand shares and 23 thousand shares for the three and nine months ended September 30, 2022, respectively, because their inclusion would be anti-dilutive. There were no shares excluded from the computation of dilutive earnings per share for the three months ended September 30, 2021. For the nine months ended September 30, 2021, awards of 34 thousand shares were excluded from the computation of diluted earnings per share.

111	Capital One Financial Corporation (COF)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,027	$0	$0	—	$5,027
RMBS	0	61,764	218	—	61,982
CMBS	0	7,116	180	—	7,296
Other securities	242	756	0	—	998
Total securities available for sale	5,269	69,636	398	—	75,303
Loans held for sale	0	1,724	0	—	1,724
Other assets:
Derivative assets(2)	986	3,711	110	$(1,645)	3,162
Other(3)	429	2	36	—	467
Total assets	$6,684	$75,073	$544	$(1,645)	$80,656
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1,551	$4,509	$115	$(1,580)	$4,595
Total liabilities	$1,551	$4,509	$115	$(1,580)	$4,595

112	Capital One Financial Corporation (COF)

	December 31, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,442	$0	$0	—	$9,442
RMBS	0	73,358	258	—	73,616
CMBS	0	9,360	9	—	9,369
Other securities	206	2,628	0	—	2,834
Total securities available for sale	9,648	85,346	267	—	95,261
Loans held for sale	0	1,026	0	—	1,026
Other assets:
Derivative assets(2)	406	2,200	84	$(542)	2,148
Other(3)	526	6	41	—	573
Total assets	$10,580	$88,578	$392	$(542)	$99,008
Liabilities:
Other liabilities:
Derivative liabilities(2)	$838	$965	$65	$(544)	$1,324
Total liabilities	$838	$965	$65	$(544)	$1,324
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $6 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2022 and December 31, 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.
(3)As of September 30, 2022 and December 31, 2021, other includes retained interests in securitizations of $36 million and $41 million, deferred compensation plan assets of $416 million and $490 million, and equity securities of $15 million (including unrealized losses of $17 million) and $42 million (including unrealized losses of $36 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.

113	Capital One Financial Corporation (COF)

Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(1)
(Dollars in millions)	Balance, July 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2022
Securities available for sale:(2)
RMBS	$240	$2	$(9)	$0	$0	$0	$(10)	$8	$(13)	$218	$2
CMBS	13	(1)	(1)	0	0	0	(8)	177	0	180	0
Total securities available for sale	253	1	(10)	0	0	0	(18)	185	(13)	398	2
Other assets:
Retained interests in securitizations	37	(1)	0	0	0	0	0	0	0	36	(1)
Net derivative assets (liabilities)(3)	(12)	(22)	0	0	0	(11)	0	0	40	(5)	(22)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2022
Securities available for sale:(2)
RMBS	$258	$15	$(29)	$0	$0	$0	$(53)	$92	$(65)	$218	$6
CMBS	9	(1)	(2)	0	0	0	(13)	190	(3)	180	(1)
Total securities available for sale	267	14	(31)	0	0	0	(66)	282	(68)	398	5
Other assets:
Retained interests in securitizations	41	(5)	0	0	0	0	0	0	0	36	(5)
Net derivative assets (liabilities)(3)	19	(63)	0	0	0	25	2	(28)	40	(5)	(20)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(1)
(Dollars in millions)	Balance, July 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2021
Securities available for sale:(2)
RMBS	$289	$4	$(1)	$0	$0	$0	$(23)	$4	$(20)	$253	$4
CMBS	9	0	1	0	0	0	(1)	0	0	9	0
Total securities available for sale	298	4	0	0	0	0	(24)	4	(20)	262	4
Other assets:
Retained interests in securitizations	46	(3)	0	0	0	0	0	0	0	43	(3)
Net derivative assets (liabilities)(3)	19	(31)	0	0	0	44	6	0	1	39	(29)

114	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2021
Securities available for sale:(2)
RMBS	$328	$15	$3	$0	$0	$0	$(74)	$88	$(107)	$253	$11
CMBS	111	0	(1)	0	0	0	(7)	0	(94)	9	0
Total securities available for sale	439	15	2	0	0	0	(81)	88	(201)	262	11
Other assets:
Retained interests in securitizations	55	(12)	0	0	0	0	0	0	0	43	(12)
Net derivative assets (liabilities)(3)	31	(41)	0	0	0	66	(23)	6	0	39	(32)
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and nine months ended September 30, 2022 included in OCI related to Level 3 securities available for sale still held as of September 30, 2022 were net unrealized losses of $15 million and $53 million. For the three and nine months ended September 30, 2021, included in OCI related to Level 3 securities available for sale still held as of September 30, 2021 were no net unrealized gains and $3 million of net unrealized gains, respectively
(3)Includes derivative assets and liabilities of $110 million and $115 million, respectively, as of September 30, 2022 and $191 million and $152 million, respectively, as of September 30, 2021.
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

115	Capital One Financial Corporation (COF)

Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$218	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-12% 6-25% 0-11% 30-80%	6% 10% 2% 61%
CMBS	180	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-39 9-18% 4-8% 1-2% 78-291%	N/A
Net derivative assets (liabilities)	(5)	Discounted cash flows	Swap rates	3-4%	4%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$258	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-21% 5-40% 1-11% 30-100%	3% 11% 2% 65%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	41	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	29-36 9-18% 2-8% 3-4% 72-151%	N/A
Net derivative assets (liabilities)	19	Discounted cash flows	Swap rates	1-2%	2%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2022 and December 31, 2021, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.

116	Capital One Financial Corporation (COF)

Table 11.4: Nonrecurring Fair Value Measurements

	September 30, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$221	$221
Loans held for sale	5	0	5
Other assets(1)	0	99	99
Total	$5	$320	$325

	December 31, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$194	$194
Loans held for sale	118	0	118
Other assets(1)	0	325	325
Total	$118	$519	$637
__________
(1)As of September 30, 2022, other assets included investments accounted for under measurement alternative of $5 million, cost method investments of $3 million, repossessed assets of $56 million and long-lived assets held for sale of $35 million. As of December 31, 2021, other assets included equity method investments of $50 million, investments accounted for under measurement alternative of $29 million, repossessed assets of $40 million and long-lived assets held for sale of $206 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 20%, and from 0% to 100%, with a weighted average of 13%, as of September 30, 2022 and December 31, 2021, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2022 and 2021.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Loans held for investment	$24	$12
Loans held for sale	0	0
Other assets(1)	(33)	(65)
Total	$(9)	$(53)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and equity investments accounted for under the measurement alternative.

117	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.
Table 11.6: Fair Value of Financial Instruments

	September 30, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$24,892	$24,892	$3,716	$21,176	$0
Restricted cash for securitization investors	399	399	399	0	0
Net loans held for investment	291,734	296,142	0	0	296,142
Loans held for sale	5	5	0	5	0
Interest receivable	1,853	1,853	0	1,853	0
Other investments(1)	1,623	1,623	0	1,623	0
Financial liabilities:
Deposits with defined maturities	34,758	34,380	0	34,380	0
Securitized debt obligations	15,926	15,878	0	15,878	0
Senior and subordinated notes	30,615	30,302	0	30,302	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	528	528	0	528	0
Other borrowings(2)	7,500	7,500	0	7,500	0
Interest payable	433	433	0	433	0

	December 31, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,746	$21,746	$4,164	$17,582	$0
Restricted cash for securitization investors	308	308	308	0	0
Net loans held for investment	265,910	270,508	0	0	270,508
Loans held for sale	4,862	5,091	0	5,091	0
Interest receivable	1,460	1,460	0	1,460	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	17,923	18,062	0	18,062	0
Securitized debt obligations	14,994	15,122	0	15,122	0
Senior and subordinated notes	27,219	27,842	0	27,842	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	820	0	820	0
Interest payable	281	281	0	281	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

118	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2022 and 2021, selected balance sheet data as of September 30, 2022 and 2021, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 12.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$4,313	$2,311	$699	$(320)	$7,003
Non-interest income (loss)	1,454	129	319	(100)	1,802
Total net revenue (loss)(2)	5,767	2,440	1,018	(420)	8,805
Provision (benefit) for credit losses	1,261	285	123	0	1,669
Non-interest expense	3,004	1,340	542	63	4,949
Income (loss) from continuing operations before income taxes	1,502	815	353	(483)	2,187
Income tax provision (benefit)	356	193	83	(139)	493
Income (loss) from continuing operations, net of tax	$1,146	$622	$270	$(344)	$1,694
Loans held for investment	$126,913	$81,199	$95,831	$0	$303,943
Deposits	0	256,661	41,058	19,474	317,193

119	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$12,051	$6,571	$1,941	$(646)	$19,917
Non-interest income (loss)	4,322	330	868	(227)	5,293
Total net revenue (loss)(2)	16,373	6,901	2,809	(873)	25,210
Provision (benefit) for credit losses	2,387	696	353	(5)	3,431
Non-interest expense	8,558	3,862	1,515	148	14,083
Income (loss) from continuing operations before income taxes	5,428	2,343	941	(1,016)	7,696
Income tax provision (benefit)	1,291	555	223	(501)	1,568
Income (loss) from continuing operations, net of tax	$4,137	$1,788	$718	$(515)	$6,128
Loans held for investment	$126,913	$81,199	$95,831	$0	$303,943
Deposits	0	256,661	41,058	19,474	317,193

	Three Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,620	$2,159	$578	$(201)	$6,156
Non-interest income (loss)	1,263	127	306	(22)	1,674
Total net revenue (loss)(2)	4,883	2,286	884	(223)	7,830
Provision (benefit) for credit losses	(198)	(91)	(53)	0	(342)
Non-interest expense	2,424	1,186	459	117	4,186
Income (loss) from continuing operations before income taxes	2,657	1,191	478	(340)	3,986
Income tax provision (benefit)	627	282	113	(140)	882
Income (loss) from continuing operations, net of tax	$2,030	$909	$365	$(200)	$3,104
Loans held for investment	$105,030	$77,112	$79,248	$0	$261,390
Deposits	0	252,387	43,347	10,204	305,938

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$10,209	$6,290	$1,558	$(336)	$17,721
Non-interest income (loss)	3,545	412	803	(164)	4,596
Total net revenue (loss)(2)	13,754	6,702	2,361	(500)	22,317
Benefit for credit losses	(1,325)	(523)	(475)	(2)	(2,325)
Non-interest expense	6,822	3,426	1,295	349	11,892
Income (loss) from continuing operations before income taxes	8,257	3,799	1,541	(847)	12,750
Income tax provision (benefit)	1,952	897	364	(431)	2,782
Income (loss) from continuing operations, net of tax	$6,305	$2,902	$1,177	$(416)	$9,968
Loans held for investment	$105,030	$77,112	$79,248	$0	$261,390
Deposits	0	252,387	43,347	10,204	305,938
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $222 million and $625 million in the three and nine months ended September 30, 2022, respectively, and $123 million and $478 million in the three and nine months ended September 30, 2021, respectively, for credit card finance charges and fees charged off as uncollectible.

120	Capital One Financial Corporation (COF)

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2022 and 2021.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,085	$83	$27	$0	$1,195
Service charges and other customer-related fees	0	23	62	0	85
Other	104	18	13	0	135
Total contract revenue	1,189	124	102	0	1,415
Revenue (reduction) from other sources	265	5	217	(100)	387
Total non-interest income (loss)	$1,454	$129	$319	$(100)	$1,802

	Nine Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,115	$234	$79	$1	$3,429
Service charges and other customer-related fees	0	70	190	(1)	259
Other	297	56	14	0	367
Total contract revenue	3,412	360	283	0	4,055
Revenue (reduction) from other sources	910	(30)	585	(227)	1,238
Total non-interest income (loss)	$4,322	$330	$868	$(227)	$5,293

	Three Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$930	$68	$24	$0	$1,022
Service charges and other customer-related fees	0	42	71	0	113
Other	98	17	1	0	116
Total contract revenue	1,028	127	96	0	1,251
Revenue (reduction) from other sources	235	0	210	(22)	423
Total non-interest income (loss)	$1,263	$127	$306	$(22)	$1,674

121	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,598	$192	$65	$0	$2,855
Service charges and other customer-related fees	0	131	187	0	318
Other	262	55	3	0	320
Total contract revenue	2,860	378	255	0	3,493
Revenue (reduction) from other sources	685	34	548	(164)	1,103
Total non-interest income (loss)	$3,545	$412	$803	$(164)	$4,596
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

122	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2022 and December 31, 2021. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Credit card lines	$361,763	$368,508	N/A	N/A
Other loan commitments(1)	49,053	44,572	$198	$125
Standby letters of credit and commercial letters of credit(2)	1,444	1,419	32	24
Total unfunded lending commitments	$412,260	$414,499	$230	$149
__________
(1)Includes $4.2 billion and $3.9 billion of advised lines of credit as of September 30, 2022 and December 31, 2021, respectively.
(2)These financial guarantees have expiration dates that range from 2022 to 2027 as of September 30, 2022.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of the loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of payment under the loss sharing agreement and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $85 million and $90 million as of September 30, 2022 and December 31, 2021, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

123	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2022 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 75 putative consumer class action cases (primarily in U.S. courts with cases also in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions have been consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In the third quarter of 2020, the MDL court denied in part and granted in part Capital One’s motion to dismiss and permitted pretrial discovery to continue. In the fourth quarter of 2021, the parties agreed to a settlement of the U.S. consumer class action cases for an amount within existing reserves. The court approved the settlement in September 2022. In Canada, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec in the

124	Capital One Financial Corporation (COF)

second quarter of 2022, which would allow the case to proceed with discovery on a classwide basis under Canadian law. The preliminary certification decision has been appealed.
Securities class action. The Company and certain officers have also been named as defendants in a putative class action pending in the MDL alleging violations of certain federal securities laws in connection with statements and alleged omissions in securities filings relating to our information security standards and practices. The complaint seeks certification of a class of all persons who purchased or otherwise acquired Capital One securities from July 23, 2015 to July 29, 2019, as well as unspecified monetary damages, costs and other relief. The court granted the Company’s motion to dismiss in September 2022.
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal regulators, relevant Canadian regulators, the Department of Justice, and the offices of approximately fourteen state Attorneys General. We have cooperated with these offices and responded to their inquiries.
In August 2020, we entered into consent orders with the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022.
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

125	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

126	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the third quarter of 2022. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
July	1,846,896	$107.92	1,846,896	$5,450
August	631,379	109.86	580,866	5,386
September	498,700	100.60	497,026	5,336
Total	2,976,975	107.11	2,924,788
__________
(1)In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. There were 50,513 and 1,674 shares withheld in August and September, respectively, to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

127	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as restated May 1, 2020) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 4, 2020).
3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

128	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 4, 2022	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

129	Capital One Financial Corporation (COF)