Form 10-K
period 2022-12-31
CAPITAL ONE FINANCIAL CORP
filed 2023-02-24
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2022 was approximately $39.6 billion. As of January 31, 2023, there were 381,079,743 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 4, 2023, are incorporated by reference into Part III.

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
As of December 31, 2022, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”). The Company is hereafter collectively referred to as “we,” “us” or “our.” References to the “Bank” shall mean and refer to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
References to “this Report” or our “2022 Form 10-K” or “2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All references to 2022, 2021 and 2020, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Certain business terms used in this document are defined in the “MD&A—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2022. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of December 31, 2022, we service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”).
We also offer products and services outside of the U.S. principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of CONA organized and located in the United Kingdom (“U.K.”), and through a branch of CONA in Canada. Both COEP and our Canadian branch of CONA have the authority to provide credit card loans.
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
These documents also are available in print to any stockholder who requests a copy. We intend to disclose any future amendments to, or waivers from, our Code of Conduct on the website following the date of any such amendment or waiver.
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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the Other category. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, as well as residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in the United Kingdom and Canada.
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
Customer usage and payment patterns, estimates of future expected credit losses, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we generally experience fluctuations in purchase volume and the level of outstanding loan receivables from seasonal variances in consumer spending and payment patterns which, for example, have historically been the highest around the winter holiday season. Net charge-off rates for our credit card loan portfolio also have historically exhibited seasonal patterns as well and generally tend to be the highest in the first quarter of the year.
For additional information on our business segments, including the financial performance of each business, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary,” “Part II—Item 7. MD&A—Business Segment Financial Performance” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers” of this Report.

6	Capital One Financial Corporation (COF)

COMPETITION
Each of our business segments operates in a highly competitive environment, and we face competition in all aspects of our business from numerous bank and non-bank providers of financial services.
Our Credit Card business competes with international, national, regional and local issuers of Visa and MasterCard credit cards, as well as with American Express®, Discover Card®, private-label card brands, and, to a certain extent, issuers of debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit, reward programs, customer experience and other product features.
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

SUPERVISION AND REGULATION
General
The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the U.S. financial system, rather than for the protection of stockholders and creditors.
As a banking organization, we are subject to extensive regulation and supervision. In addition to banking laws and regulations, we are subject to various other laws and regulations, all of which directly or indirectly affect our operations, management and ability to make distributions to stockholders. We and our subsidiaries are also subject to supervision and examination by multiple regulators. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased, initially in response to the 2007-2008 financial crisis, and more recently in light of other factors such as technological, political and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector.
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
The Bank is a national association chartered under the National Bank Act, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Bank is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”).
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
Regulation of Business Activities
The business activities of the Company and the Bank are also subject to regulation and supervision under various laws and regulations.
Regulations of Consumer Lending Activities
The activities of the Bank as a consumer lender are subject to regulation under various federal laws, including, for example, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the CRA, the Servicemembers Civil Relief Act and the Military Lending Act, as well as under various state laws. TILA, as amended, and together with its implementing rule, Regulation Z, imposes a number of restrictions on credit card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes revised disclosures required for open-end credit.
The CFPB recently proposed a rule to amend Regulation Z (the “Proposed CFPB Rule”) to lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts below the amounts that are currently permitted, among other changes that could impact the amount of a past due fee that can be charged.
Depending on the underlying issue and applicable law, regulators may be authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate customers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws may also affect the ability of a bank, including the Bank, to collect outstanding balances owed by borrowers.
Debit Card Interchange Fees and Transaction Processing
The Bank is subject to the Federal Reserve’s Regulation II, which limits the amount of interchange fees that can be charged per debit card transaction for debit card issuers with over $10 billion in assets and places certain prohibitions on payment routing restrictions and network exclusivity.
Privacy, Data Protection and Data Security
We are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. These areas have seen a considerable increase in legislative and regulatory activity over the past several years. At the federal level, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), among other laws and regulations. Moreover, the U.S. Congress is currently considering various proposals for more comprehensive privacy, data

8	Capital One Financial Corporation (COF)

protection and data security legislation, to which we may be subject if passed. For example, in 2022, Congress and the federal agencies sought to institute mandatory reporting of cyber incidents that materially disrupt or degrade operations and systems or might otherwise impact U.S. critical infrastructure or national security. This resulted in enactment of the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”), which, once rulemaking is complete, will require, among other things, certain companies, including Capital One, to report significant cyber incidents to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the company reasonably believes the incident occurred, and a proposed rule by the SEC, which would mandate public disclosure of material cybersecurity incidents within four business days of determining that such an incident has occurred.
At the state level, we are subject to a number of laws and regulations, such as the California Consumer Privacy Act and its implementing regulations (as amended by the California Privacy Rights Act, the “CPRA”), which creates obligations on covered companies to, among other things, share certain information they have collected about California residents with those individuals, subject to certain exceptions. Many other states also have enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply. Significant uncertainty exists as federal and state privacy, data protection and data security laws may be interpreted and applied differently and may create inconsistent or conflicting requirements. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure,” “A cyber-attack or other security incident, including one that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.” and “Our required compliance with applicable laws and regulations related to privacy, data protection and data security may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.”
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
The Anti-Money Laundering Act of 2020 (“AML Act”), enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, which it did in June 2021, and to conduct studies and issue regulations that may alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and Patriot Act impose on banks. The AML Act also promotes increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
Deposit Funding
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only well capitalized and adequately capitalized institutions may accept “brokered deposits,” as defined by FDIC regulations. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. See “Part II一Item 7. MD&A一Liquidity Risk Profile” for additional information.
The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

9	Capital One Financial Corporation (COF)

Broker-Dealer Activities
Certain of our non-bank subsidiaries are subject to regulation and supervision by various federal and state authorities. Capital One Securities, Inc., KippsDeSanto & Company and TripleTree, LLC are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”). These broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
Derivatives Activities
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) establishes a regulatory framework for the governance of the over-the-counter (“OTC”) derivatives market, including swaps and security-based swaps and the registration of certain market participants as a swap dealer. CONA provisionally registered with the Commodity Futures Trading Commission (“CFTC”) as a swap dealer in 2020. Registration as a swap dealer subjects CONA to additional regulatory requirements with respect to its swaps and other derivatives activities. As a result of CONA’s swap dealer registration, it is subject to the rules of the OCC concerning capital and margin requirements for swap dealers, including the mandatory exchange of variation margin and initial margin with certain counterparties. Additionally, as a provisionally registered swap dealer, CONA is subject to requirements under the CFTC’s regulatory regime, including rules regarding business conduct standards, recordkeeping obligations, regulatory reporting and procedures relating to swaps trading. CONA’s swaps and other derivatives activities do not require it to register with the SEC as a security-based swap dealer.
Transactions with Affiliates
There are various legal restrictions on the extent to which we and our non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with the Bank. Under the Federal Reserve Act and Federal Reserve regulations, the Bank and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets, and certain other transactions involving non-bank affiliates. In addition, transactions between the Bank and its non-bank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.
Volcker Rule
We and each of our subsidiaries, including the Bank, are subject to the “Volcker Rule,” a provision of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds and similar funds), subject to certain exemptions, in each case as the applicable terms are defined in the Volcker Rule and the implementing regulations. The implementing regulations also require that we establish and maintain a compliance program designed to ensure adherence with the requirements of the regulations.
Capital and Liquidity Regulation
The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC respectively. For a further discussion of the capital adequacy guidelines, see “Part II—Item 7. MD&A—Capital Management,” “Part II—Item 7. MD&A—Liquidity Risk Profile” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 11—Regulatory and Capital Adequacy.”
Basel III and U.S. Capital Rules
The Company and the Bank are subject to regulatory capital requirements established by the Federal Reserve and the OCC, respectively (“Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Act and other capital provisions.
As a BHC with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, the Company is a Category III institution under the Basel III Capital Rules.

10	Capital One Financial Corporation (COF)

The Bank, as a subsidiary of a Category III institution, is a Category III bank. Moreover, the Bank, as an insured depository institution, is subject to prompt corrective action (“PCA”) capital regulations, as further described below.
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer requirement and countercyclical capital buffer requirement (which is currently set at 0%), as described below. Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
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
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement, (the “Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and the FDIC (collectively, “Federal Banking Agencies”) set an earlier effective date.
The Company’s stress capital buffer requirement is recalibrated every year based on the Company’s supervisory stress test results. In particular, the Company’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the Company’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the Company’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the Company’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
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
The Stress Capital Buffer Rule does not apply to the Bank. The capital conservation buffer for the Bank continues to be fixed at 2.5%. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5% respectively.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
See also “Dividends, Stock Repurchases and Transfers of Funds” below for more information about the stress capital buffer determination timeline and process.
CECL Transition Rule
The Federal Banking Agencies adopted a final rule (“CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the current expected credit losses (“CECL”) standard on their regulatory capital (“CECL Transition Election”). We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020.

11	Capital One Financial Corporation (COF)

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
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2022, the Company and CONA are subject to the Market Risk Rule. See “Part II一Item 7. MD&A一Market Risk Profile” for additional information.
FDICIA and Prompt Corrective Action
FDICIA requires the Federal Banking Agencies to take PCA for banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately capitalized institution. The capital categories relate to FDICIA’s PCA provisions, and such capital categories may not constitute an accurate representation of the Bank’s overall financial condition or prospects.
The Basel III Capital Rules updated the PCA framework to reflect new, higher regulatory capital minimums. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10% or more; a Tier 1 capital ratio of 8% or more; a CET1 capital ratio of 6.5% or more; and a leverage ratio of 5% or more. An adequately capitalized depository institution must maintain a total risk-based capital ratio of 8% or more; a Tier 1 capital ratio of 6% or more; a CET1 capital ratio of 4.5% or more; a leverage ratio of 4% or more; and, for Category III and certain other institutions, a supplementary leverage ratio of 3% or more. The PCA provisions also authorize the Federal Banking Agencies to reclassify a bank’s capital category or take other action against banks that are determined to be in an unsafe or unsound condition or to have engaged in unsafe or unsound banking practices.
As an additional means to identify problems in the financial management of depository institutions, the Federal Banking Agencies established certain non-capital safety and soundness standards as required by FDICIA. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The Federal Banking Agencies are authorized to take action against institutions that fail to meet such standards.
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

12	Capital One Financial Corporation (COF)

stable funding ratio (“NSFR”), seeks to promote longer-term resilience by requiring sufficient stable funding over a one-year period based on the liquidity characteristics of the organization’s assets and activities.
The Company and the Bank are subject to the LCR standard as implemented by the Federal Reserve and OCC (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to hold an amount of eligible HQLA that equals or exceeds 100% of its respective projected adjusted net cash outflows over a 30-day period, each as calculated in accordance with the LCR Rule. The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. In addition, the Company is required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR.
As a Category III institution with less than $75 billion in weighted average short-term wholesale funding, the Company’s and the Bank’s total net cash outflows are multiplied by an outflow adjustment percentage of 85%. Although the Bank may hold more HQLA than it needs to meet its LCR requirements, the LCR Rule restricts the amount of such excess HQLA held at the Bank (referred to as “Trapped Liquidity”) that can be included in the Company’s HQLA amount. Because we typically manage the Bank’s LCR to levels well above 100%, the result is additional Trapped Liquidity as the Bank’s net cash outflows are reduced by the outflow adjustment percentage of 85%.
The NSFR rule requires the Company and the Bank to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Bank are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023.
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
As part of the enhanced prudential standards, the Company is required to implement resolution planning for orderly resolution in the event it faces material financial distress or failure. The FDIC issued similar rules regarding resolution planning applicable to the Bank. In addition, the OCC has issued rules requiring banks with assets of $250 billion or more to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or operational stress, but have not deteriorated to the point that resolution is imminent.
The enhanced prudential standards also include supervisory and company-run stress testing requirements (also known as the “DFAST stress testing requirements”). In particular, the Federal Reserve is required to conduct annual stress tests on certain covered companies, including us, to ensure that the covered companies have sufficient capital to absorb losses and continue operations during adverse economic conditions, as well as to determine the Company’s stress capital buffer requirement as described above. As a Category III institution, we are also required to conduct our own stress tests and publish the results of such tests on our website or other public forum. The Company must disclose the results of its company-run stress test on a biennial basis. The OCC has adopted a similar stress test rule requiring banks with at least $250 billion in assets, including the Bank, to conduct their own company-run stress tests. Under that OCC rule, the Bank must also disclose the results of its stress test on a biennial basis.
In addition, the Company is required to meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the enhanced prudential standards. These requirements are in addition to the LCR and NSFR rules, discussed above in “Basel III and United States Liquidity Rules.” The enhanced prudential standards also require that the Company comply with, and hold capital commensurate with, the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. Stress testing and capital planning regulations are discussed further below under “Dividends, Stock Repurchases and Transfers of Funds.” Finally, the Company is also required to establish and maintain an enterprise-wide Risk Management Framework (“Framework”) that includes a risk committee and a chief risk officer.

13	Capital One Financial Corporation (COF)

Although not a requirement of the Dodd-Frank Act, the OCC established regulatory guidelines (“Heightened Standards Guidelines”) that apply heightened standards to the governance and risk management practices of large institutions subject to its supervision, including the Bank. The Heightened Standards Guidelines establish standards for the development and implementation by the Bank of a risk governance framework.
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
Dividends from the Company’s direct and indirect subsidiaries represent a major source of the funds we use to pay dividends on our capital stock, make payments on our corporate debt securities and meet our other obligations. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to the Company through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit insured depository institutions, such as the Bank, from making dividend distributions without first obtaining regulatory approval if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.
Investment in the Company and the Bank
Certain acquisitions of our capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval, including under the BHC Act and the Change in Bank Control Act (“CIBC Act”).
Federal law and regulations prohibit any person or company from acquiring control of the Company or the Bank without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control under the BHC Act exists if, among other things, a person or company acquires more than 25% of any class of our voting stock or otherwise has a controlling influence over us. A rebuttable presumption of control arises under the CIBC Act for a publicly traded BHC such as ourselves if a person or company acquires more than 10% of any class of our voting stock.
Additionally, the Bank is a “bank” within the meaning of Chapter 7 of Title 6.2 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (“Virginia Financial Institution Holding Company Act”). The Virginia

14	Capital One Financial Corporation (COF)

Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Virginia Bureau of Financial Institutions.
Deposit Insurance Assessments
The Bank, as an insured depository institution, is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The FDIC sets a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.
As of June 30, 2020, the DIF reserve ratio fell to 1.30 percent. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020, to restore the DIF reserve ratio to meet or exceed 1.35 percent within eight years. On October 18, 2022, the FDIC finalized a rule that increases the initial base deposit insurance assessment rate schedules by 2 basis points for all insured depository institutions to improve the likelihood that the DIF reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The rule took effect on January 1, 2023 and this increase will be reflected in the Bank’s first quarterly assessment in 2023.
Source of Strength
Federal Reserve rules require a BHC to serve as a source of financial and managerial strength to its subsidiary banks (the so-called “source of strength doctrine”). In addition, the Dodd-Frank Act requires a BHC to serve as a source of financial strength to its subsidiary banks and requires the Federal Banking Agencies to jointly adopt new rules implementing this requirement. Such rules have not yet been proposed.
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
Climate-related Developments
Climate change and the risks it may pose to financial institutions is an area of increased focus by the Federal Banking Agencies as well as federal and state legislative bodies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the Federal Banking Agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, each of the Federal Banking Agencies has requested feedback on its respective draft principles designed to support the identification and management of climate-related financial risks at regulated institutions with more than $100 billion in total consolidated assets. The Federal Banking Agencies plan to use this feedback to inform future guidance with respect to climate-related financial risk.
Regulation of Businesses by Authorities Outside the United States
The Bank is subject to laws and regulations in foreign jurisdictions where it operates, currently in the U.K. and Canada. In the U.K., the Bank operates through COEP, which was established in 1999 and is an authorized payment institution regulated by the Financial Conduct Authority (“FCA”). COEP’s parent, Capital One Global Corporation, is wholly owned by the Bank and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K. COEP does not take deposits. In Canada, the Bank operates as an authorized foreign bank and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). Capital One Canada does not take deposits. The primary regulator of Capital One Canada is the Office of the Superintendent of Financial Institutions.

15	Capital One Financial Corporation (COF)

The foreign legal and regulatory requirements to which the Company’s non-U.S. operation are subject include, among others, those related to consumer protection, business practices, and data security and limits on interchange fees. For more information on foreign regulatory activity concerning interchange fees, please see “Part I一Item 1A. Risk Factors” under the heading “Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees.”
The Company also is subject to foreign legal and regulatory requirements regarding privacy, data protection and data security. For example, in Canada and the U.K,. we are subject to the Personal Information Protection and Electronic Documents Act and the U.K. General Data Protection Regulation, respectively. In addition, subject to certain limited exceptions, the European Union (“EU”) General Data Protection Regulation applies EU data protection laws to companies controlling or processing personal data of EU residents. These laws and regulations, and domestic laws and regulations that govern similar topics, may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For more information on privacy, data protection and data security requirements, please see “Privacy, Data Protection and Data Security.”

16	Capital One Financial Corporation (COF)

HUMAN CAPITAL RESOURCES
Our culture is rooted in putting people first with a focus on building and maintaining a workforce which fosters an inclusive environment based on diversity of our people, ideas and the merit of our work. We prioritize the recruitment, development, recognition and retention of the 55,943 employees worldwide that we had as of December 31, 2022, whom we refer to as “associates.” The following disclosures provide information on our human capital resources, including certain human capital objectives and measures that we focus on in managing our business.
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
Growing the diversity of our workforce at all levels, with an emphasis on leader and executive roles, is an important component of our comprehensive DIB strategy. As of December 31, 2022, key measures of our workforce representation include:
•Of the 12 members of our Board of Directors, 3 are women and 3 are people of color;
•In the U.S., of the associates who are vice president level and above, approximately 33% are women and 28% are people of color;
•In the U.S., approximately 52% of associates are people of color; and

17	Capital One Financial Corporation (COF)

•Worldwide, approximately 51% of associates are women and 49% of associates are men.
Our corporate website contains additional information regarding programs and other information integral to our philosophy of diversity, inclusion and belonging. We believe in the importance of transparency and will also provide on our website the Consolidated EEO-1 Report in addition to submitting to the U.S. Equal Employment Opportunity Commission.
Compensation and Wellness
We are committed to providing a competitive total compensation package that will attract, retain and motivate talent to help drive our business’ long-term success. Our benefits, including competitive parental leave, on-site health centers, flexible work solutions, company contributions to associates’ 401(k) plans, educational assistance and other health, wellness, and financial benefits, are all designed to help associates grow and develop inside and outside of the workplace. Furthermore, pay equity has long been a core tenet of our pay philosophy and is central to our values. We annually evaluate base pay and incentive pay for all of our associates globally. This review and evaluation may occur more frequently as deemed necessary and prudent. We review groups of associates in similar roles, adjusting for factors that appropriately explain differences in pay such as job location and experience. Based on our analysis, our aggregated adjusted pay gap results show that we pay women 100% of what men are paid, and we pay people of color in the U.S. 100% of what white associates are paid. We use statistical modeling to understand what drives pay gaps, instill new practices to eliminate pay gaps in the future, and if we find unexplained pay gaps, we close them.
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

TECHNOLOGY AND INTELLECTUAL PROPERTY
Technology/Systems
We leverage information and technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development and use of efficient, flexible computer and operational systems, such as cloud technology, to support complex marketing and account management strategies, the servicing of our customers, and the development of new and diversified products. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and security and provide faster, more flexible technology services. Consequently, we frequently consider our capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements.
As part of our frequent consideration of our technologies, we may either develop such capabilities internally or rely on third-party service providers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party service providers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services LLC (“TSYS”) for consumer and commercial credit card processing services for our North American and U.K. portfolios and Fidelity Information Services (“FIS”) for certain of our banking systems.
We are committed to implementing safeguards designed to protect our customers’ information, as well as our own information and technology. We implement backup and recovery systems, and we generally require the same of our third-party service providers. We take measures designed to mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering our products and services. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure” and “A cyber-attack or other security incident, including one that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.”
Intellectual Property and Other Proprietary Information
As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to, or distribution of, our other proprietary and confidential information. Any patents we may obtain may increase our competitive advantage, preserve our freedom to operate, and allow us to enter into licensing (e.g., cross-licenses) or other arrangements with third parties. For a discussion of risks associated with intellectual property, see “Part I—Item 1A. Risk Factors” under the heading “If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.”

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors.” You should carefully consider the factors discussed above, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, collateral values, consumer income, creditworthiness and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;
•increases or fluctuations in credit losses and delinquencies and the impact of inaccurate estimates or inadequate reserves;
•the impact of the COVID-19 pandemic on our business, financial condition and results of operations may persist for an extended period or worsen, including labor shortages, disruption of global supply chains and inflationary pressures, and could impact our estimates of credit losses in our loan portfolios required in computing our allowance for credit losses;
•compliance with new and existing laws, regulations and regulatory expectations;
•limitations on our ability to receive dividends from our subsidiaries;
•our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders;
•the extensive use, reliability, and accuracy of the models and data on which we rely;
•increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions that can result from data protection or security incidents or a cyber-attack or other similar incidents, including one that results in the theft, loss, manipulation or misuse of information, or the disabling of systems and access to information critical to business operations;
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
•our ability to develop, operate, and adapt our operational, technology and organizational infrastructure suitable for the nature of our business;
•the success of our marketing efforts in attracting and retaining customers;
•our risk management strategies;
•changes in the reputation of, or expectations regarding, us or the financial services industry with respect to practices, products or financial condition;
•fluctuations in market interest rates or volatility in the capital markets;
•the transition away from the London Interbank Offered Rate (“LIBOR”);
•our ability to attract, retain and motivate key senior leaders and skilled employees;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties;
•our ability to invest successfully in and introduce digital and other technological developments across all our businesses;
•our ability to manage risks from catastrophic events;
•compliance with applicable laws and regulations related to privacy, data protection and data security;
•our ability to protect our intellectual property; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
Item 1A. Risk Factors
The following discussion sets forth what management currently believes could be the material risks and uncertainties that could impact our businesses, results of operations and financial condition. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic and political climate may amplify many of these risks.
Summary of Risk Factors
The following is a summary of the Risk Factors disclosure in this Item 1A. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.
•Changes and instability in the macroeconomic environment, consumer confidence and customer behavior may adversely affect our business.
•Fluctuations in market interest rates or volatility in the capital markets could adversely affect our business.
•Our results of operations may be adversely affected by the effects of the COVID-19 pandemic.

21	Capital One Financial Corporation (COF)

•We may experience increases or fluctuations in delinquencies and credit losses, inaccurate estimates and inadequate reserves.
•We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
•Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase common stock.
•We face risks related to our operational, technological and organizational infrastructure.
•A cyber-attack or other security incident, including one that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.
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
•The transition away from London Interbank Offered Rate may adversely affect our business.
•Our business could be negatively affected if we are unable to attract, retain and motivate key senior leaders and skilled employees.
•We face risks from catastrophic events.
•Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers.
•We face risks from the use of or changes to assumptions or estimates in our financial statements.
•The soundness of other financial institutions and other third parties could adversely affect us.

22	Capital One Financial Corporation (COF)

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
Some of the risks we face in connection with adverse changes and instability in the macroeconomic environment and changes in consumer confidence levels and behavior, include the following:
•Monetary policies and actions taken by the Federal Reserve and other central banks or governmental authorities;
•Economic deterioration due to escalation of military hostilities or other geopolitical instabilities;
•Changes in payment patterns, increases or fluctuations in delinquencies and default rates, decreased consumer spending, inflation, fluctuation in interest rates, lower demand for credit and shifts in consumer behavior, including deposits and payments;
•Increases in our charge-off rate caused by bankruptcies and reduced ability to recover debt that we have previously charged-off;
•Recent changes in usage of commercial real estate, which may have a sustained negative impact on utilization rates and values;
•Decreased reliability of the process and models, including those we use to estimate our allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data.”
The U.K. and the EU agreed to a free trade deal at the end of 2020 relating to the U.K.’s exit from the EU. Although this deal has provided greater near-term stability, there is still some degree of uncertainty as to the relationship between the U.K and the EU, which may increase volatility in the regional and global financial markets. In addition, the global economy, including economic conditions in the U.K., has been negatively impacted by the war between Russia and Ukraine. Continued escalation of geopolitical tensions related to the war, including increased trade barriers or restrictions on global trade, could further deteriorate international economic conditions. We continue to consider and monitor the potential impacts of the relationship between the U.K. and EU, as well as the war between Russia and Ukraine.
Fluctuations in market interest rates or volatility in the capital markets could adversely affect our business.
Like other financial institutions, our business is sensitive to interest rate movements and the performance of the capital markets.
We rely on access to the capital markets to fund our operations and to grow our business. Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions, uncertainty or volatility in the capital markets or other events, including changing credit rating agency requirements. For example, a credit rating downgrade could affect our ability to access the capital markets, increase our funding costs and have a negative impact on our results of operations. Additionally, increased charge-offs, rising interest rates and other events may cause our securitization transactions to amortize earlier than scheduled or reduce the value of the securities that we hold for liquidity purposes, which could accelerate our need for additional funding from other sources.
Additionally, changes in interest rates could adversely affect the results of our operations and financial condition. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other interest-earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. In response to inflationary pressures, the Federal Reserve has reversed its policy of maintaining the low benchmark federal funds interest rate over the last several years. In March 2022, the Federal Reserve began increasing the benchmark federal funds interest rate and has signaled its intention to continue to raise interest rates in an effort to tame

23	Capital One Financial Corporation (COF)

inflation. Thus, the amount of interest that we pay on certain borrowings has increased and could increase further. Additionally, a shrinking yield premium between short-term and long-term market interest rates and in the relationship between our funding basis rate and our lending basis rate and inflation could affect our profitability.
We assess our interest rate risk by estimating the effect on our earnings, economic value and capital under various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. We face the risk that changes in interest rates could materially reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed. See “Part II—Item 7. MD&A—Market Risk Profile” for additional information.
Furthermore, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for auto and other term loans and may affect the balances customers carry on their credit cards and their balances in the deposits accounts they have with us. For example, increases in interest rates increase debt service requirements for some of our borrowers, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional or fluctuating delinquencies or charge-offs and negatively impact our results of operations. These changes can reduce the overall yield on our interest-earning asset portfolio. An inability to attract or maintain deposits could materially affect our ability to fund our business and our liquidity position. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing.
Our results of operations may be adversely affected by the effects of the COVID-19 pandemic.
Although the global economy has begun to recover from the COVID-19 pandemic, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains and inflationary pressures, continue to impact the macroeconomic environment and could adversely affect our business. Should these ongoing effects of the pandemic continue for an extended period or worsen, our purchase volume, loan balances and the overall demand for our products and services may be significantly impacted, which could adversely affect our financial condition and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses beyond current levels. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Long-term consequences of the COVID-19 pandemic on our business, results of operations and financial condition, as well as our capital and liquidity ratios and our ability to take capital actions, will depend on future developments that remain uncertain, including, for example, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic and the effects on our customers, counterparties, associates and third-party service providers.
In the third quarter of 2022, we moved our associates to a hybrid work model. As a result we may experience increased costs and/or disruption as we experiment with hybrid work models, in addition to potential effects on our ability to operate effectively and maintain our corporate culture. We will continue to monitor local conditions to ensure the safety of our associates and customers while providing critical banking services. We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, associates and business partners. These measures could impair our ability to perform critical functions and may adversely impact our results of operations.
Credit Risk
We may experience increases or fluctuations in delinquencies and credit losses, inaccurate estimates and inadequate reserves.
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

24	Capital One Financial Corporation (COF)

re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of our collections staff, techniques and models.
Rising losses or leading indicators of rising losses (such as higher delinquencies, charge-offs, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require us to increase our allowance for credit losses, which would decrease our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:
•Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Historically, customers are more likely to miss payments during an economic downturn, recession, periods of high unemployment, or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt, which may be heightened by increasing interest rates or levels of consumer debt), causing a long-term rise or fluctuations in delinquencies and charge-offs.
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
•Business Mix: We engage in a diverse mix of businesses with a broad range of potential credit exposure. Because we originate a relatively greater proportion of consumer loans in our loan portfolio compared to other large bank peers and originate both prime and subprime credit card accounts and auto loans, we may experience higher delinquencies and a greater number of accounts charging off, as well as greater fluctuations in those metrics, compared to other large bank peers, which could result in increased credit losses, operating costs and regulatory scrutiny. Additionally, a change in this business mix over time to include proportionally more consumer loans or subprime credit card accounts or auto loans could adversely affect the credit quality of our portfolio.
•Increasing Charge-off Recognition/Allowance for Credit Losses: We account for the allowance for credit losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. We measure our allowance for credit losses under the CECL standard, which is based on management’s best estimate of expected lifetime credit losses. The impact of measuring our allowance for credit losses on our results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts. The application of the CECL standard may require us to increase reserves faster and to a higher level in an economic downturn, resulting in greater adverse impact to our results and our capital ratios than we would have experienced in similar circumstances prior to the adoption of CECL. In addition, because credit cards represent a significant portion of our product mix, we could be disproportionately affected by use of the CECL standard, as compared to our large bank peers with a different product mix.

25	Capital One Financial Corporation (COF)

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
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 40% of our commercial real estate loan portfolio is concentrated in the Northeast region. The regional economic conditions in the Northeast affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event or natural disaster that disproportionately affects the Northeast region could have a material adverse effect on the performance of our commercial real estate loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.
Capital and Liquidity Risk
We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
Financial institutions are subject to extensive and complex capital and liquidity requirements, which are subject to change. These requirements affect our ability to lend, grow deposit balances, make acquisitions and distribute capital. Failure to maintain adequate capital or liquidity levels, whether due to adverse developments in our business or the economy or to changes in the applicable requirements, could subject us to a variety of restrictions and/or remedial actions imposed by our regulators. These include limitations on the ability to pay dividends and/or repurchase shares and the issuance of a capital directive to increase capital. Such limitations or capital directive could have a material adverse effect on our business and results of operations.
We consider various factors in the management of capital, including the impact of both internal and supervisory stress scenarios on our capital levels as determined by our internal modeling and the Federal Reserve’s estimation of losses in supervisory stress scenarios that are used to annually set our stress capital buffer requirement. There can be significant differences between our modeling and the Federal Reserve’s projections for a given supervisory stress scenario and between the capital needs suggested by our internal stress scenarios and the supervisory scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the stress testing processes may suggest that we have a particular capacity to return capital to stockholders and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario and/or other factors related to our capital management process may reflect a lower capacity to return capital to stockholders than that indicated by the projections released in the stress testing processes. This in turn, could lead to restrictions on our ability to pay dividends and engage in share repurchases. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.

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

26	Capital One Financial Corporation (COF)

ability to return capital to our stockholders. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
In addition, changes to applicable capital and liquidity requirements could result in increased expenses or unexpected or new limitations on our ability to pay dividends and engage in share repurchases.
Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase common stock.
We are a separate and distinct legal entity from our subsidiaries, including the Bank and our broker-dealer subsidiaries. Dividends to us from these direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase common stock, make payments on corporate debt securities and meet other obligations. These capital distributions may be limited by law, regulation or supervisory policy. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, and Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Our broker-dealer subsidiaries are also subject to laws and regulations, including net capital requirements, that may limit their ability to pay dividends or make other distributions to us. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, our financial position or the perception of our financial health. The frequency and size of any future dividends to our stockholders and stock repurchases will depend upon regulatory limitations imposed by the Federal Banking Agencies and the SEC and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Part I—Item 1. Business—Supervision and Regulation.”
Operational Risk
We face risks related to our operational, technological and organizational infrastructure.
Our ability to retain and attract customers depends on our ability to develop, operate, and adapt our technology and organizational infrastructure in a rapidly changing environment. In addition, we must accurately process, record and monitor an increasingly large number of complex transactions. Digital technology, cloud-based services, data and software development are deeply embedded into our business model and how we work.
Similar to other large corporations in our industry, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, malicious disruption and fraud by employees or persons outside of our company, whether through attacks on Capital One directly or on our customers. In addition, the increasing use of near real-time money movement solutions, among other risks, increases the complexity of preventing, detecting and recovering fraudulent transactions. In addition, we are heavily dependent on the security, capability, integrity and continuous availability of the technology systems that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders. We also face risk of adverse customer impacts and business disruption arising from the execution of strategic initiatives and operational plans we may pursue across our operations.
If we do not maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the resiliency and security of that infrastructure, our business and reputation could be materially adversely affected. We also are subject to disruptions to our systems arising from events that are wholly or partially beyond our control, which may include computer viruses, electrical or telecommunications outages, bugs, design flaws in foundational components or platforms, availability and quality of vulnerability patches from key vendors, cyber-attacks and other security incidents, natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Any failure to maintain our infrastructure or prevent disruption of our systems and applications could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.

27	Capital One Financial Corporation (COF)

We also rely on the business infrastructure and systems of third parties with which we do business and to whom we outsource the operation, maintenance and development of our information technology and communications systems. We have substantially migrated all aspects of our core information technology systems and customer-facing applications to third-party cloud infrastructure platforms, principally AWS. If we fail to architect, administer or oversee these environments in a well-managed, secure and effective manner, or if such platforms become unavailable, are disrupted, fail to scale, do not operate as designed, or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and operations. We must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security and other controls adapted to our reliance on outside platforms and providers. In addition, AWS, or other service providers could experience system or telecommunication breakdowns or failures, outages, degradation in service, downtime, failure to scale, software bugs, cyber-attacks and other security incidents, adverse changes to financial condition, bankruptcy, or other adverse conditions, (including conditions which interfere with our access to and use of AWS), which could have a material adverse effect on our business and reputation. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third parties may increase our risk exposure.
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
A cyber-attack or other security incident, including one that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.
Our ability to provide our products and services, many of which are internet-based, and communicate with our customers, depends upon the management and safeguarding of information systems and infrastructure, networks, software, data, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and eventual destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other third parties with which we do business. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers. The financial services industry, including Capital One, is particularly at risk because of the use of and reliance on digital banking products and other digital services, including mobile banking products, such as mobile payments, and other internet- and cloud-based products and applications, and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure. Consumer acceptance and use of such digital banking products and services has substantially increased since the onset of the COVID pandemic.
Technologies, systems, networks, and other devices of Capital One, as well as those of our employees, service providers, partners and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including computer viruses, hacking, malware, ransomware, supply chain attacks, vulnerabilities, credential stuffing, or phishing or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions in Capital One accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure or design flaws. Any of these parties may also attempt to fraudulently induce

28	Capital One Financial Corporation (COF)

employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For instance, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes.
For example, on July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems (the “Cybersecurity Incident”). This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers. While the Cybersecurity Incident has been remediated, it has resulted in fines, litigation, settlements, government investigations and other regulatory enforcement inquiries, as well as consent orders with the Federal Reserve and the OCC. On August 31, 2022, the OCC terminated its consent order. Cyber and information security risks for large financial institutions like us continue to increase due to the proliferation of new technologies, the industry-wide shift to reliance upon the internet to conduct financial transactions, and the increased sophistication and activities of malicious actors, organized crime, perpetrators of fraud, hackers, terrorists, activists, extremist parties, formal and informal instrumentalities of foreign governments, state-sponsored actors and other external parties. In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. While we were not directly involved in these third-party breach events, the stolen information can create a threat for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. As our employees are currently operating under our hybrid work model, our remote interaction with service providers, partners and other third parties on systems, networks and environments over which we have less control increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail banking customers.
The methods and techniques employed by malicious actors change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected and remediated. For example, although we immediately fixed the configuration vulnerability that was exploited in the Cybersecurity Incident once we discovered the unauthorized access, a period of time elapsed between the occurrence of the unauthorized access and the time when we discovered it. In other circumstances, we and our service providers and other third parties with which we interact may be unable to anticipate or identify certain attack methods or techniques in order to implement effective preventative or detective measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire, develop and retain talent that keeps pace with the rapidly changing cyber threat landscape, and which are capable of preventing, detecting, mitigating or remediating these risks. Although we seek to maintain a robust suite of authentication and layered information security controls, any one or combination of these controls could fail to prevent, detect, mitigate or remediate these risks in a timely manner.
A disruption or breach, including as a result of a cyber-attack such as the Cybersecurity Incident, or media reports of perceived security vulnerabilities at Capital One or at our service providers, could result in significant legal and financial exposure, regulatory intervention, litigation, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. There can be no assurance that unauthorized access or cyber incidents similar to the Cybersecurity Incident will not occur or that we will not suffer material losses in the future. If future attacks are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our service providers or other third parties with which we interact could harm our business even if we do not control the service that is attacked.
Further, our ability to monitor our service providers’ cybersecurity practices is limited. Although the agreements that we have in place with our service providers generally include requirements relating to cybersecurity and data privacy, we cannot guarantee that such agreements will prevent a cyber incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. However, due to

29	Capital One Financial Corporation (COF)

applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers as they relate to the information we share with them.
In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or networks or those of our customers, service providers, partners or other third parties with which we interact has led, and will likely continue to lead, to increased costs to us with respect to preventing, detecting, mitigating and remediating these risks, as well as any related attempted fraud. In order to address ongoing and future risks, we must expend significant resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. Further, high profile cyber incidents at Capital One or other large financial institutions could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the global financial system in general, which could result in reduced use of our financial products. We have insurance against some cyber risks and attacks; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event (including if our insurer denies coverage as to any particular claim in the future), and such insurance may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.
Our required compliance with applicable laws and regulations related to privacy, data protection and data security may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.
We are subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For example, at the federal level, we are subject to the GLBA, among other laws and regulations. Moreover, the U.S. Congress is currently considering various proposals for more comprehensive privacy, data protection and data security legislation, to which we may be subject if passed. In addition, in November 2021, the Federal Reserve, OCC, and FDIC issued a final rule that, among other things, requires all banking organizations in the United States to notify their primary federal regulators of certain material computer-security incidents as soon as possible and no later than 36 hours after determining that the incident has occurred. The enactment of CIRCIA, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the CISA within 72 hours from the time the company reasonably believes the incident occurred, and a proposed rule by the SEC, if enacted, would mandate public disclosure of material cybersecurity incidents within four business days of determining that such an incident has occurred. At the state level, California has enacted the California Privacy Rights Act (“CPRA”), and various other states also have enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply.
We also are, or may become, subject to continuously evolving and developing laws and regulations in other jurisdictions regarding privacy, data protection and data security. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”). In addition, subject to limited exceptions, the EU General Data Projection Regulation (“EU GDPR”) applies EU data protection law to all companies processing personal data of EU residents, regardless of the company’s location. We also are subject to the UK General Data Protection Regulation (“U.K. GDPR”), which is how the EU GDPR has been implemented into U.K. law. These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. Significant uncertainty exists as privacy, data protection, and data security laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
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
Our efforts to comply with GLBA, CPRA, PIPEDA, EU GDPR, U.K. GDPR and other privacy, data protection and data security laws and regulations, as well as our posted privacy policies, and related contractual obligations to third parties, entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy, data protection and data security violations continue to increase. The enactment of more restrictive laws or regulations, or future

30	Capital One Financial Corporation (COF)

enforcement actions or investigations, could impact us through increased costs or restrictions on our business, and any noncompliance or perceived noncompliance could result in monetary or other penalties, harm to our reputation and significant legal liability.
We face risks resulting from the extensive use of models and data.
We rely on quantitative models and our ability to manage and aggregate data in an accurate and timely manner to assess and manage our various risk exposures, create estimates and forecasts, and manage compliance with regulatory capital requirements. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting deposit levels or loan losses, assessing capital adequacy, calculating managerial and regulatory capital levels, estimating the value of financial instruments and balance sheet items, and other operational functions. Our risk reporting and management, including business decisions based on information incorporating models, depend on the effectiveness of our models and our policies, programs, processes and practices governing how data or models, as applicable, are acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. While we continuously update our policies, programs, processes and practices, many of our data management, modeling, aggregation and implementation processes are manual and may be subject to human error, data limitations, process delays or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs. If our Framework is ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition. Also, any information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our stockholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Legal and Regulatory Risk
Compliance with new and existing laws, regulations and regulatory expectations is costly and complex.
A wide array of laws and regulations, including banking and consumer lending laws and regulations, apply to every aspect of our business. We and our subsidiaries are also subject to supervision and examination by multiple regulators, and the manner in which our regulators interpret applicable laws and regulations may affect how we comply with them. Failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, criminal sanctions and other penalties, and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining risk management and compliance-related systems, infrastructure and processes, is difficult and may lead to increased expenses. These efforts and the associated costs could limit our ability to invest in other business opportunities.
Applicable rules and regulations may affect us disproportionately compared to our competitors or in an unforeseen manner. For example, we have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit card and auto loans, which typically have higher delinquencies and charge-offs than prime customer accounts. As a result, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged-off debt and vehicle repossession. These and other consumer lending activities are subject to enhanced legal and regulatory scrutiny from regulators, courts and legislators. Any future changes to or legal liabilities resulting from our business practices in these areas, including our debt collection practices and the fees we charge, whether mandated by regulators, courts, legislators or otherwise, could have a material adverse impact on our financial condition.
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. For example, there may be future rulemaking in emerging regulatory areas such as climate-related risks and new technologies. In addition, some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. Adoption of new technologies, such as distributed ledger technologies, tokenization, cloud computing, artificial intelligence and machine learning technologies, can present unforeseen challenges in applying and relying on existing compliance systems.

31	Capital One Financial Corporation (COF)

Certain laws and regulations, and any interpretations and applications with respect thereto, are generally intended to protect consumers, borrowers, depositors, the DIF, the U.S. banking and financial system, and financial markets as a whole, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations, including those related to the consumer lending business, to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”
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
Given the inherent uncertainties involved in litigation, government investigations and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business. For example, the Cybersecurity Incident has resulted in litigation, settlements, government investigations and other regulatory enforcement inquiries.
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
Over the last several years, federal and state regulators have focused on compliance with AML and sanctions laws, privacy, data protection and data security, use of service providers, fair lending and other consumer protection issues. In August 2020, we entered into consent orders with the Federal Reserve and the OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes, and we paid a civil monetary penalty as part of the OCC agreement. On August 31, 2022, the OCC terminated its consent order. In January 2021, we also paid a civil monetary penalty assessed by FinCEN against the Bank in connection with AML violations alleged to have occurred between 2008 and 2014. Regulatory scrutiny is expected to continue in these areas, including as a result of implementation of the AML Act of 2020.
We expect that regulators and governmental enforcement bodies will continue taking public enforcement actions against financial institutions in addition to addressing supervisory concerns through nonpublic supervisory actions or findings, which could involve restrictions on our activities, or our ability to make acquisitions or otherwise expand our business, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings to which we are subject, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”
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

32	Capital One Financial Corporation (COF)

customer service, products, innovation and experience. This increasingly competitive environment is primarily a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial services providers, all of which may affect our customers’ expectations and demands. In addition to offering competitive products and services, we invest in and conduct marketing campaigns to attract and inform customers. If our marketing campaigns are unsuccessful, it may adversely impact our ability to attract new customers and grow market share.
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or cryptocurrencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. If we are unable to continue to keep pace with innovation, do not effectively market our products and services or are prohibited from or unwilling to enter emerging areas of competition, our business and results of operations could be adversely affected.
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
In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. As of December 31, 2022, we have a number of large partnerships in our credit card loan portfolio. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships or assure that these relationships will be profitable or valued by our customers. Additionally, partners themselves may face changes in their business, including market factors and ownership changes, that could impact the partnership. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of key business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
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

33	Capital One Financial Corporation (COF)

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

Legislative and regulatory bodies in a number of countries are seeking to reduce interchange fees through legislation, competition-related regulatory proceedings, voluntary agreements, central bank regulation and/or litigation. For credit transactions, interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa. For debit transactions, Federal Reserve rules place limits on the interchange fees we may charge. For more information on these rules, please see “Part I—Item 1. Business—Supervision and Regulation.” In some jurisdictions, such as Canada and certain countries in Europe, including the U.K., interchange fees and related practices are subject to regulatory activity, including in some cases, imposing caps on permissible interchange fees. Our international card businesses have been impacted by these restrictions. For example, in the U.K., interchange fees are capped for both credit and debit card transactions. In addition, in Canada, Visa and Mastercard payment networks have entered into voluntary agreements with the Department of Finance Canada to maintain an agreed upon average interchange rate. Lowering interchange fees remains an area of domestic and international governmental focus. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another, such as our primary market, the United States.

In addition to this regulatory activity, merchants are also seeking avenues to reduce interchange fees. In the past, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including interchange and similar fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. In December 2013, the U.S. District Court for the Eastern District of New York granted final approval of the proposed class settlement. The settlement provided, among other things, that merchants would be entitled to join together to negotiate lower interchange fees. The settlement was appealed to the Second Circuit Court of Appeals, which rejected the settlement in June 2016; a revised settlement was reached in the second half of 2018, and the trial court issued its final approval of the settlement in December 2019. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others” for further details.

Some major retailers have sufficient bargaining power to independently negotiate lower interchange fees with MasterCard and Visa, which could, in turn, result in lower interchange fees for us when our cardholders undertake purchase transactions with these retailers. Merchants also continue to lobby Congress aggressively for restrictions on interchange fees and their efforts may be successful. Retailers may in the future bring legal proceedings against us or other credit card and debit card issuers and networks.

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

34	Capital One Financial Corporation (COF)

If we are not able to invest successfully in and introduce digital and other technological developments across all our businesses, our financial performance may suffer.

Our industry is subject to rapid and significant technological changes and our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. We expect digital technologies to continue to have a significant impact on banking over time. Consumers expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an important aspect of the financial services industry and financial institutions are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services.

Our continued success depends, in part, upon our ability to assess and address the needs of our customers by using digital technology to provide products and services that meet their expectations. The development and launch of new digital products and services depends in large part on our ability to invest in and build the technology platforms that can enable them, in a cost effective and timely manner. See “We face intense competition in all of our markets” and “We face risks related to our operational, technological and organizational infrastructure.”

Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, smaller competitors may experience lower cost structures and different regulatory requirements and scrutiny than we do, which may allow them to innovate more rapidly than we can. See “We face intense competition in all of our markets.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other specialized personnel. The competition is intense and the compensation costs continue to increase for such talent. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.
We may fail to realize the anticipated benefits of our mergers, acquisitions and strategic partnerships.
We engage in merger and acquisition activity and enter into strategic partnerships from time to time. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other businesses or assets, including credit card and other loan portfolios. We may not be able to identify and secure future acquisition targets on terms and conditions that are acceptable to us, or successfully complete and integrate the businesses within the anticipated time frame and achieve the anticipated benefits of proposed mergers, acquisitions and strategic partnerships, which could impair our growth.

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

In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:

•New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses, or new geographic areas or markets which present risks resulting from our relative inexperience in these new businesses or markets. These new businesses or markets may change the overall character of our consolidated portfolio of businesses and alter our exposure to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.

35	Capital One Financial Corporation (COF)

•Identification and Assessment of Merger and Acquisition Targets and Deployment of Acquired Assets: We may not be able to identify, acquire or partner with suitable targets. Further, our ability to achieve the anticipated benefits of any merger, acquisition or strategic partnership will depend on our ability to assess the asset quality, risks and value of the particular assets or institutions we partner with, merge with or acquire. We may be unable to profitably deploy any assets we acquire.

•Accuracy of Assumptions: In connection with any merger, acquisition or strategic partnership, we may make certain assumptions relating to the proposed merger, acquisition or strategic partnership that may be, or may prove to be, inaccurate, including as a result of the failure to anticipate the costs, timeline or ability to realize the expected benefits of any merger, acquisition or strategic partnership. The inaccuracy of any assumptions we may make could result in unanticipated consequences that could have a material adverse effect on our results of operations or financial condition.

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

•Conditions to Regulatory Approval: We may be required to obtain various governmental and regulatory approvals to consummate certain acquisitions. We cannot be certain whether, when or on what terms and conditions, such approvals may be granted. Consequently, we may not obtain governmental or regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite investing resources in pursuing it.

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

In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by account holders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding the banking industry and consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. There has also been increased focus by investor advocacy groups, investment funds and shareholder activists, among others, on topics related to environmental, social and corporate governance

36	Capital One Financial Corporation (COF)

policies, and our policies, practices and disclosure in these areas, including related to climate change. If these groups consider our efforts unsatisfactory, whether real or perceived, it could also harm our reputation. If consumers develop or maintain negative attitudes about incurring debt, or consumption trends decline or if we fail to maintain and enhance our brand, or we incur significant expenses to do so, our reputation and business and financial results could be materially and negatively affected.

If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.

We rely on a variety of measures to protect and enhance our intellectual property, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary and confidential information. These measures may not prevent misappropriation of our proprietary or confidential information or infringement, misappropriation or other violations of our intellectual property rights and a resulting loss of competitive advantage. In addition, our competitors or other third parties may obtain patents for innovations that are used in our industry or allege that our systems, processes or technologies infringe, misappropriate or violate their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, if our competitors or other third parties are successful in obtaining such patents or prevail in intellectual property-related litigation against us, we could lose significant revenues, incur significant license, royalty, technology development or other expenses, or pay significant damages.

Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.

Management of market, credit, liquidity, strategic, reputational, operational and compliance risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “Part II—Item 7. MD&A—Risk Management” for further details. We maintain an enterprise Framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. Even though we continue to devote significant resources to developing our Framework, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.

Some of our methods of managing these risks are based upon our use of observed historical market behavior, the use of analytical and/or forecasting models and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures or models indicate and market conditions, particularly during a period of financial market stress, can involve unprecedented dislocations. For example, credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs due, for example, to rapid changes in the economy, or degradation in the predictive nature of credit bureau and other data used in underwriting.

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
The transition away from LIBOR may adversely affect our business.
A transition away from the use of LIBOR to alternative rates and other potential interest rate benchmark reforms is not yet complete. These reforms have caused and may in the future cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.

Given LIBOR’s extensive use across financial markets, the ongoing transition away from LIBOR presents several risks and challenges to the financial markets and financial institutions, including Capital One. While we have substantially decreased our exposure to LIBOR, we have certain loans, derivative contracts, securitizations, and other contracts with attributes that are either directly or indirectly dependent on LIBOR. Our ability to transition those exposures away from LIBOR could be affected by market and customer acceptance of and the specific terms and parameters for alternative reference rates. The Secured Overnight Financing Rate (“SOFR”) has been recommended by the Alternative Reference Rates Committee (“ARRC”) as an alternative to U.S. dollar LIBOR. Nevertheless, the transition away from LIBOR could result in loss of market share in certain

37	Capital One Financial Corporation (COF)

products, adverse tax or accounting impacts, compliance, legal or operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues for us.

In addition, risks will remain for us with respect to outstanding instruments which rely on LIBOR. Those risks arise in connection with transitioning such instruments to a new reference rate, the taking of discretionary actions (for example, under fallback provisions) or the negotiation of fallback provisions and final amendments to existing LIBOR based agreements. Payments under contracts referencing new reference rates may significantly differ from those referencing LIBOR. The Adjustable Interest Rate (LIBOR) Act passed by Congress in March 2022 (“LIBOR Act”) is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule that incorporates a spread adjustment specified in the statute. For some instruments, the method of transitioning to a new reference rate may be challenging, especially if parties to an instrument cannot agree as to how to effect that transition and the LIBOR Act does not apply. In addition, prior to LIBOR cessation, instruments that continue to refer to LIBOR may be impacted if there is a change in the availability or calculation of LIBOR. The transition from LIBOR to an alternative reference rate has changed our market risk profile and required changes to risk and pricing models, valuation tools, product design, information technology systems, reporting infrastructure, operational processes and controls, and hedging strategies, and may result in or require further such changes in the future. In many cases, we are and may in the future be dependent on third parties to upgrade systems, software and other critical functions that could materially disrupt our readiness if they are not done on a timely basis or otherwise fail. While we have largely remediated the majority of our exposures, our effort to remediate the remaining exposures remains ongoing. Failure to adequately manage the transition could have a material adverse effect on our reputation, business, financial condition and results of operations. See “Part II—Item 7. MD&A—Market Risk Profile” for additional information.

Our business could be negatively affected if we are unable to attract, retain and motivate key senior leaders and skilled employees.

Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees, particularly employees with advanced expertise in credit, risk, digital and technology skills. We depend on our senior leaders and skilled employees to oversee simultaneous, transformative initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the costs associated with attracting and retaining them, is high and competitive. While we engage in robust succession planning, our key senior leaders have deep and broad industry experience and could be difficult to replace without some degree of disruption.

Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, including our position on remote and hybrid work arrangements, our profile in the regions where we have offices and the professional opportunities we offer. Regulation or regulatory guidance restricting executive compensation, as well as evolving investor expectations, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions and technology companies, which therefore may subject us to more restrictions than other institutions and companies with which we compete for talent and may also hinder our ability to compete for talent with other industries. We rely upon our senior leaders not only for business success, but also to lead with integrity. To the extent our senior leaders behave in a manner that does not comport with our values, the consequences to our brand and reputation could be severe and could adversely affect our financial condition and results of operations. If we are unable to attract, develop and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership, our business could be negatively affected.
We face risks from catastrophic events.
Despite the business contingency plans we have in place, such plans do not fully mitigate all potential business continuity risks to us. Geopolitical events, natural disasters and other catastrophic events could harm our employees, business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, as well as Richmond, Virginia and Plano, Texas. This may include a disruption involving damage or loss of access to a physical site, cyber-attacks and other security incidents, terrorist activities, the occurrence or worsening of disease outbreaks or pandemics (including the COVID-19 pandemic), natural disasters, extreme weather events, electrical outage, environmental hazards, disruption to technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. Our business, financial condition and results of operations may be impacted by any such disruption and our ability to implement corresponding response measures quickly. In addition, if a natural disaster or other catastrophic event occurs in certain regions

38	Capital One Financial Corporation (COF)

where our business and customers are concentrated, such as the mid-Atlantic, New York, California or Texas metropolitan areas, or in regions where our third-party platforms are located, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy and our physical and transition risks may also adversely affect our financial condition and results of operations.

Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers.

Climate change risks can manifest as physical or transition risks.

Physical risks are the risks from the effects of climate change arising from acute, climate-related events, such as, hurricanes and wildfires, and chronic shifts in climate, such as sea level rise and higher average temperatures. Such events could lead to financial losses or disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.

Transition risks are the risks resulting from the shift toward a lower-carbon economy arising from the changes in policy, consumer and business sentiment or technologies in regards to limiting climate change. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses, affect credit performance, and impact our strategies or those of our customers. For more information on climate-related regulatory developments, see “Part I—Item 1. Business—Supervision and Regulation” for additional information.

Physical and transition risks could also affect the financial health of certain customers in impacted industries or geographies. In addition, we face reputational risk as a result of our policies, practices, disclosures and decisions related to climate change and the environment, or the practices or involvement of our clients or vendors and suppliers, in certain industries or projects associated with causing or exacerbating climate change.

As climate risk is interconnected with many risk types, we continue to enhance processes to embed evolving climate risk considerations into our existing risk management strategies; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.

We face risks from the use of or changes to assumptions or estimates in our financial statements.

Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including determining our allowance for credit losses, the fair value of certain assets and liabilities, and goodwill impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

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

Likewise, adverse developments affecting the overall strength and soundness of our competitors, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse

39	Capital One Financial Corporation (COF)

developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 11.9 million square feet of owned or leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 9.9 million square feet of space is dedicated for various corporate office uses and approximately 2.0 million square feet of space is for bank branches and cafés.
Our 9.9 million square feet of corporate office space consists of approximately 6.0 million square feet of owned space and 3.9 million square feet of leased space. We maintain corporate office space primarily in Virginia, Texas and New York, including our headquarters located in McLean, Virginia.
Our 2.0 million square feet for bank branches and cafés is located primarily across New York, Louisiana, Texas, Maryland, and Virginia and consists of approximately 1.3 million square feet of leased space and 0.7 million square feet of owned space. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part II—Item 8. Financial Statements and Supplementary Data —Note 18—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

40	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2023, there were 8,963 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

41	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2017 and ended December 31, 2022. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
$157
$136
$102
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2017	2018	2019	2020	2021	2022
Capital One	$100.00	$77.22	$107.05	$104.19	$155.53	$101.65
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P Financial Index	100.00	86.97	114.91	112.96	152.54	136.48

42	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2022.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2022. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
October	509,142	$98.20	509,142	$5,286
November	502,840	105.07	442,263	5,240
December	567,076	94.50	567,076	5,186
Total	1,579,058	99.06	1,518,481
__________
(1) In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. There were 60,577 shares withheld in November to cover taxes on restricted stock awards whose restrictions have lapsed. See “Part II—Item 7. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

43	Capital One Financial Corporation (COF)

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1.Business—Forward-Looking Statements” for more information on the forward-looking statements in this Report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2022 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations and financial condition, including capital and liquidity management, by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2022 and accompanying notes. MD&A is organized in the following sections:

• Executive Summary	• Capital Management
• Consolidated Results of Operations	• Risk Management
• Consolidated Balance Sheets Analysis	• Credit Risk Profile
• Off-Balance Sheet Arrangements	• Liquidity Risk Profile
• Business Segment Financial Performance	• Market Risk Profile
• Critical Accounting Policies and Estimates	• Supplemental Tables
• Accounting Changes and Developments	• Glossary and Acronyms

44	Capital One Financial Corporation (COF)

Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the three-year period ended December 31, 2022, 2021 and 2020. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Three-Year Summary of Selected Financial Data

(Dollars in millions, except per share data and as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Income statement
Interest income	$31,237	$25,769	$26,033	21%	(1)%
Interest expense	4,123	1,598	3,120	158	(49)
Net interest income	$27,114	$24,171	$22,913	12	5
Non-interest income	7,136	6,264	5,610	14	12
Total net revenue	34,250	30,435	28,523	13	7
Provision (benefit) for credit losses	5,847	(1,944)	10,264	**	**
Non-interest expense:
Marketing	4,017	2,871	1,610	40	78
Operating expense	15,146	13,699	13,446	11	2
Total non-interest expense	19,163	16,570	15,056	16	10
Income from continuing operations before income taxes	9,240	15,809	3,203	(42)	**
Income tax provision	1,880	3,415	486	(45)	**
Income from continuing operations, net of tax	7,360	12,394	2,717	(41)	**
Income (loss) from discontinued operations, net of tax	—	(4)	(3)	**	33
Net income	7,360	12,390	2,714	(41)	**
Dividends and undistributed earnings allocated to participating securities	(88)	(105)	(20)	(16)	**
Preferred stock dividends	(228)	(274)	(280)	(17)	(2)
Issuance cost for redeemed preferred stock	—	(46)	(39)	**	18
Net income available to common stockholders	$7,044	$11,965	$2,375	(41)	**
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$17.98	$27.05	$5.20	(34)%	**
Income (loss) from discontinued operations	—	(0.01)	(0.01)	**	—
Net income per basic common share	$17.98	$27.04	$5.19	(34)	**
Diluted earnings per common share:
Net income from continuing operations	$17.91	$26.95	$5.19	(34)%	**
Income (loss) from discontinued operations	—	(0.01)	(0.01)	**	—
Net income per diluted common share	$17.91	$26.94	$5.18	(34)	**
Common shares outstanding (period-end, in millions)	381.3	413.9	459.0	(8)	(10)%
Dividends declared and paid per common share	$2.40	$2.60	$1.00	(8)	160
Book value per common share (period-end)	137.90	147.46	131.16	(6)	12
Tangible book value per common share (period-end)(1)	86.11	99.74	88.34	(14)	13
Common dividend payout ratio(2)	13.35%	9.62%	19.27%	4	(10)
Stock price per common share (period-end)	$92.96	$145.09	$98.85	(36)	47
Total market capitalization (period-end)	35,447	60,047	45,372	(41)	32

45	Capital One Financial Corporation (COF)

(Dollars in millions, except per share data and as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Balance sheet (average balances)
Loans held for investment	$292,238	$252,730	$253,335	16%	—
Interest-earning assets	406,646	389,336	378,362	4	3%
Total assets	440,538	424,521	411,187	4	3
Interest-bearing deposits	277,208	271,500	263,279	2	3
Total deposits	313,551	306,397	290,835	2	5
Borrowings	51,006	38,590	46,588	32	(17)
Common equity	50,279	56,966	52,954	(12)	8
Total stockholders’ equity	55,125	62,556	58,201	(12)	7
Selected performance metrics
Purchase volume	$587,283	$527,605	$414,312	11%	27%
Total net revenue margin(3)	8.42%	7.82%	7.54%	60bps	28bps
Net interest margin	6.67	6.21	6.06	46	15
Return on average assets(4)	1.67	2.92	0.66	(125)	226
Return on average tangible assets(5)	1.73	3.03	0.69	(130)	234
Return on average common equity(6)	14.01	21.01	4.49	(7)%	17%
Return on average tangible common equity(7)	19.91	28.39	6.24	(8)	22
Equity-to-assets ratio(8)	12.51	14.74	14.15	(223)bps	59bps
Efficiency ratio(9)	55.95	54.44	52.79	151	165
Operating efficiency ratio(10)	44.22	45.01	47.14	(79)	(213)
Adjusted operating efficiency ratio(11)	44.53	44.68	46.01	(15)	(133)
Effective income tax rate from continuing operations	20.3	21.6	15.2	(130)	6%
Net charge-offs	$3,973	$2,234	$5,225	78%	(57)
Net charge-off rate	1.36%	0.88%	2.06%	48bps	(118)	bps

	December 31,			Change
(Dollars in millions, except as noted)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Balance sheet (period-end)
Loans held for investment	$312,331	$277,340	$251,624	13%		10%
Interest-earning assets	427,248	397,341	388,917	8		2
Total assets	455,249	432,381	421,602	5		3
Interest-bearing deposits	300,789	272,937	274,300	10		—
Total deposits	332,992	310,980	305,442	7		2
Borrowings	48,715	43,086	40,539	13		6
Common equity	47,737	56,184	55,356	(15)		1
Total stockholders’ equity	52,582	61,029	60,204	(14)		1
Credit quality metrics
Allowance for credit losses	$13,240	$11,430	$15,564	16%		(27)%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.24%	4.12%	6.19%	12	bps	(207)	bps
30+ day performing delinquency rate	2.96	2.25	2.41	71		(16)
30+ day delinquency rate	3.21	2.41	2.61	80		(20)
Capital ratios
Common equity Tier 1 capital(12)	12.5%	13.1%	13.7%	(60)	bps	(60)	bps
Tier 1 capital(12)	13.9	14.5	15.3	(60)		(80)
Total capital(12)	15.8	16.9	17.7	(110)		(80)
Tier 1 leverage(12)	11.1	11.6	11.2	(50)		40
Tangible common equity(13)	7.5	9.9	10.0	(240)		(10)
Supplementary leverage(12)(14)	9.5	9.9	10.7	(40)		(80)
Other

46	Capital One Financial Corporation (COF)

	December 31,			Change
(Dollars in millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Employees (period end, in thousands)	56.0	50.8	52.0	10%	(2)%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity (“TCE”) divided by common shares outstanding. See “Supplemental Tables—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(5)Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “Supplemental Tables—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(6)Return on average common equity is calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(7)Return on average tangible common equity is a non-GAAP measure calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “Supplemental Tables—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(11)Adjusted operating efficiency ratio is a non-GAAP measure. See “Supplemental Tables—Table B—Reconciliation of Non-GAAP Measures” for a reconciliation of our adjusted operating efficiency ratio (non-GAAP) to our operating efficiency ratio (GAAP).
(12)Capital ratios are calculated based on the Basel III standardized approach framework, see “Capital Management” for additional information.
(13)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Tables—Table B—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
(14)The Company’s supplementary leverage ratio as of December 31, 2020 reflected the temporary exclusions of U.S Treasury securities and deposits with the Federal Reserve Banks from the denominator of the supplementary leverage ratio, pursuant to an interim final rule issued by the Federal Reserve in April 2020. These temporary exclusions remained in effect through March 31, 2021 and expired as scheduled thereafter. For the description of the regulatory capital rules to which we are subject, see “Capital Management—Capital Standards and Prompt Corrective Action.”
**    Not meaningful.

47	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $7.4 billion ($17.91 per diluted common share) on total net revenue of $34.3 billion for 2022. In comparison, we reported net income of $12.4 billion ($26.94 per diluted common share) on total net revenue of $30.4 billion for 2021 and net income of $2.7 billion ($5.18 per diluted common share) on total net revenue of $28.5 billion for 2020.
Our common equity Tier 1 capital ratio as calculated under the Basel III standardized approach was 12.5% and 13.1% as of December 31, 2022 and 2021, respectively. See “Capital Management” for additional information.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. For the year ended December 31, 2022, we repurchased $4.8 billion of shares of our common stock. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2022. These highlights are based on a comparison between the results of 2022 and 2021, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2022 compared to December 31, 2021. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Discussions of our performance for 2021 compared to 2020 can be found in “Part II—Item 7. MD&A” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Total Company Performance
•Earnings:
Our net income decreased by $5.0 billion to $7.4 billion in 2022 compared to 2021 primarily driven by:
◦Higher provision for credit losses primarily driven by a net allowance build across all of our segments due to credit normalization, a modestly worse economic outlook and loan growth, compared to a net allowance release across all of our segments in 2021.
◦Higher non-interest expense primarily driven by increased marketing spend, as well as continued investment in technology.
These drivers were partially offset by:
◦Higher net interest income and net interest margin primarily driven by higher average loan balances in our credit card loan portfolio relative to the movement of other interest-earning assets.
◦Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $35.0 billion to $312.3 billion as of December 31, 2022 from December 31, 2021 primarily driven by growth across all of our segments, including $23.0 billion in Credit Card.
◦Average loans held for investment increased by $39.5 billion to $292.2 billion in 2022 compared to 2021 primarily driven by growth across all of our segments, including $17.7 billion in Credit Card.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 48 basis points (“bps”) to 1.36% in 2022 compared to 2021 primarily driven by continued credit normalization in our consumer businesses.
◦Our 30+ day delinquency rate increased by 80 bps to 3.21% as of December 31, 2022 from December 31, 2021 primarily driven by continued credit normalization.

48	Capital One Financial Corporation (COF)

•Allowance for Credit Losses: Our allowance for credit losses increased by $1.8 billion to $13.2 billion and our allowance coverage ratio increased by 12 bps to 4.24% as of December 31, 2022 compared to December 31, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2022 and 2021. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between interest income, including certain fees, earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings and other interest-bearing liabilities. Generally, we include in interest income any past due fees, net of reversals, on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

49	Capital One Financial Corporation (COF)

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2022, 2021 and 2020 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2022			2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$121,055	$19,626	16.21%	$106,016	$15,474	14.60%	$110,634	$15,575	14.08%
Consumer banking	80,511	5,782	7.18	73,874	5,804	7.86	66,299	5,551	8.37
Commercial banking(3)	92,273	3,702	4.01	77,438	2,119	2.74	77,968	2,438	3.13
Other(4)	—	(200)	**	—	866	**	—	510	**
Total loans, including loans held for sale	293,839	28,910	9.84	257,328	24,263	9.43	254,901	24,074	9.44
Investment securities	90,608	1,884	2.08	98,394	1,446	1.47	87,222	1,877	2.15
Cash equivalents and other interest-earning assets	22,199	443	2.00	33,614	60	0.18	36,239	82	0.23
Total interest-earning assets	406,646	31,237	7.68	389,336	25,769	6.62	378,362	26,033	6.88
Cash and due from banks	5,054			5,281			4,839
Allowance for credit losses	(11,620)			(13,354)			(14,382)
Premises and equipment, net	4,265			4,257			4,334
Other assets	36,193			39,001			38,034
Total assets	$440,538			$424,521			$411,187
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$277,208	$2,535	0.91%	$271,500	$956	0.35%	$263,279	$2,165	0.82%
Securitized debt obligations	15,603	384	2.46	12,336	119	0.96	15,533	232	1.49
Senior and subordinated notes	29,286	1,074	3.67	25,530	488	1.91	29,621	679	2.29
Other borrowings and liabilities	7,800	130	1.67	2,261	35	1.57	2,882	44	1.55
Total interest-bearing liabilities	329,897	4,123	1.25	311,627	1,598	0.51	311,315	3,120	1.00
Non-interest-bearing deposits	36,343			34,897			27,556
Other liabilities	19,173			15,441			14,115
Total liabilities	385,413			361,965			352,986
Stockholders’ equity	55,125			62,556			58,201
Total liabilities and stockholders’ equity	$440,538			$424,521			$411,187
Net interest income/spread		$27,114	6.43		$24,171	6.11		$22,913	5.88
Impact of non-interest-bearing funding			0.24			0.10			0.18
Net interest margin			6.67%			6.21%			6.06%
__________
(1)Average yield is calculated based on interest income for the period divided by average loans during the period. Interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $1.9 billion in 2022, $1.4 billion in 2021 and $1.3 billion in 2020.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $74 million in both 2022 and 2021, and $81 million in 2020, with corresponding reductions to the Other category.

50	Capital One Financial Corporation (COF)

(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.
Net interest income increased by $2.9 billion to $27.1 billion in 2022 compared to 2021 primarily driven by higher average loan balances in our credit card loan portfolio.
Net interest margin increased by 46 basis points to 6.67% in 2022 compared to 2021 primarily driven by growth in our credit card loan portfolio relative to the movement in other interest-earning assets, partially offset by higher rates paid on interest-bearing liabilities.
Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2022 vs. 2021			2021 vs. 2020
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$4,152	$2,324	$1,828	$(101)	$(650)	$549
Consumer banking	(22)	477	(499)	253	595	(342)
Commercial banking(2)	1,583	454	1,129	(319)	(16)	(303)
Other(3)	(1,066)	—	(1,066)	356	—	356
Total loans, including loans held for sale	4,647	3,255	1,392	189	(71)	260
Investment securities	438	(115)	553	(431)	164	(595)
Cash equivalents and other interest-earning assets	383	(20)	403	(22)	(6)	(16)
Total interest income	5,468	3,120	2,348	(264)	87	(351)
Interest expense:
Interest-bearing deposits	1,579	20	1,559	(1,209)	29	(1,238)
Securitized debt obligations	265	37	228	(113)	(41)	(72)
Senior and subordinated notes	586	80	506	(191)	(86)	(105)
Other borrowings and liabilities	95	92	3	(9)	(9)	—
Total interest expense	2,525	229	2,296	(1,522)	(107)	(1,415)
Net interest income	$2,943	$2,891	$52	$1,258	$194	$1,064
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
(2)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

51	Capital One Financial Corporation (COF)

Non-Interest Income
Table 3 displays the components of non-interest income for 2022, 2021 and 2020.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Interchange fees, net	$4,606	$3,860	$3,017
Service charges and other customer-related fees	1,625	1,578	1,243
Other non-interest income:(1)
Mortgage banking revenue	193	235	249
Treasury and other investment income	51	151	701
Other(2)	661	440	400
Total other non-interest income	905	826	1,350
Total non-interest income	$7,136	$6,264	$5,610
________
(1)Includes a loss of $78 million and gains of $69 million and $45 million on deferred compensation plan investments for 2022, 2021 and 2020, respectively. These amounts have corresponding offsets in non-interest expense.
(2)Primarily consists of revenue from Capital One Shopping, our credit card partnership agreements and gains or losses on loan sales. In 2022, the gain on sale of card partnership loan portfolios was $192 million.
Non-interest income increased by $872 million to $7.1 billion in 2022 compared to 2021 primarily driven by higher net interchange fees due to an increase in purchase volume in our Credit Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $5.8 billion in 2022, $(1.9) billion in 2021 and $10.3 billion in 2020.
Our provision for credit losses increased by $7.8 billion to $5.8 billion in 2022 compared to 2021 primarily driven by a net allowance build across all of our segments due to credit normalization, a modestly worse economic outlook and loan growth, compared to a net allowance release across all of our segments in 2021.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

52	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 4 displays the components of non-interest expense for 2022, 2021 and 2020.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Operating Expense:
Salaries and associate benefits(1)	$8,425	$7,421	$6,805
Occupancy and equipment	2,050	2,003	2,118
Professional services	1,807	1,440	1,312
Communications and data processing	1,379	1,262	1,215
Amortization of intangibles	70	29	60
Other non-interest expense:
Bankcard, regulatory and other fee assessments	264	199	267
Collections	331	360	323
Other	820	985	1,346
Total other non-interest expense	1,415	1,544	1,936
Total operating expense	$15,146	$13,699	$13,446
Marketing	4,017	2,871	1,610
Total non-interest expense	$19,163	$16,570	$15,056
_________
(1)Includes a benefit of $78 million and expenses of $69 million and $45 million related to our deferred compensation plan investments for 2022, 2021 and 2020, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $2.6 billion to $19.2 billion in the year ended 2022 compared to 2021, primarily driven by increased marketing spend and increased salaries and associate benefits due to increased employee headcount and continued investment in technology.
Income Taxes
We recorded an income tax provision of $1.9 billion (20.3% effective income tax rate), $3.4 billion (21.6% effective income tax rate), and $486 million (15.2% effective income tax rate) in 2022, 2021 and 2020, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective income tax rate in 2022 decreased by 1.3% compared to 2021. We recorded discrete tax benefits of $71 million in 2022, $66 million in 2021 and $22 million in 2020.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes.”

53	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $22.9 billion to $455.2 billion as of December 31, 2022 from December 31, 2021 primarily driven by growth in our loan portfolios, partially offset by a decrease in our investment securities portfolio.
Total liabilities increased by $31.3 billion to $402.7 billion as of December 31, 2022 from December 31, 2021 primarily driven by deposit growth.
Stockholders’ equity decreased by $8.4 billion to $52.6 billion as of December 31, 2022 from December 31, 2021 primarily driven by a decrease in AOCI due to a decline in the fair value of our investment securities portfolio and our common stock repurchases, partially offset by net income of $7.4 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during 2022. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of December 31, 2022 and 2021, respectively.
The fair value of our available for sale securities portfolio decreased by $18.3 billion to $76.9 billion as of December 31, 2022 from December 31, 2021, driven by increases in interest rates and credit spreads, lower reinvestment rates of principal paydowns, and sales. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 5 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of December 31, 2022 and 2021.
Table 5: Loans Held for Investment

	December 31, 2022			December 31, 2021
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$137,730	$9,545	$128,185	$114,772	$8,345	$106,427
Consumer Banking	79,925	2,237	77,688	77,646	1,918	75,728
Commercial Banking	94,676	1,458	93,218	84,922	1,167	83,755
Total	$312,331	$13,240	$299,091	$277,340	$11,430	$265,910
Loans held for investment increased by $35.0 billion to $312.3 billion as of December 31, 2022 from December 31, 2021 primarily driven by growth across all of our segments.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 3—Loans.”
Funding Sources
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations, federal funds

54	Capital One Financial Corporation (COF)

purchased, securities loaned or sold under agreements to repurchase, and FHLB advances secured by certain portions of our loan and securities portfolios.
Table 6 provides the composition of our primary sources of funding as of December 31, 2022 and 2021.
Table 6: Funding Sources Composition

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$270,592	71%	$256,407	72%
Commercial Banking	40,808	11	44,809	13
Other(1)	21,592	6	9,764	3
Total deposits	332,992	88	310,980	88
Securitized debt obligations	16,973	4	14,994	4
Other debt	31,742	8	28,092	8
Total funding sources	$381,707	100%	$354,066	100%
__________
(1)Includes brokered deposits of $20.6 billion and $8.6 billion as of December 31, 2022 and 2021, respectively.
Total deposits increased by $22.0 billion to $333.0 billion as of December 31, 2022 from December 31, 2021 primarily driven by our national banking strategy and issuances of brokered deposits.
Securitized debt obligations increased by $2.0 billion to $17.0 billion as of December 31, 2022 from December 31, 2021 primarily driven by net issuances in our auto and credit card securitization programs.
Other debt increased by $3.7 billion to $31.7 billion as of December 31, 2022 from December 31, 2021 primarily driven by net issuances of senior debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that these future deductions are more likely than not to be realized. We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to make these estimates.
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $7.7 billion as of December 31, 2022, an increase of $4.0 billion from December 31, 2021. The increase in our net deferred tax assets was primarily driven by the decrease in fair value of our available for sale securities and derivatives, as well as the increase in allowance for credit losses in 2022.
We recorded valuation allowances of $446 million and $355 million as of December 31, 2022 and 2021, respectively. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “Consolidated Results of Operations” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes.”

55	Capital One Financial Corporation (COF)

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Part II—Item 8. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio, asset/liability management and oversight of our funds transfer pricing process, are centralized in our Corporate Treasury group. Our residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments is included in the Other category.
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
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

We summarize our business segment results for the years ended December 31, 2022, 2021 and 2020 and provide a comparative discussion of these results for 2022 and 2021, as well as changes in our financial condition and credit performance metrics as of December 31, 2022 compared to December 31, 2021. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers.”

56	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 7 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the years ended December 31, 2022, 2021 and 2020. We provide information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers.”
Table 7: Business Segment Results

	Year Ended December 31,
	2022				2021				2020
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$22,355	65%	$4,927	67%	$18,880	62%	$7,758	63%	$17,599	62%	$1,361	50%
Consumer Banking	9,434	28	2,250	31	9,002	29	3,676	30	7,704	27	1,367	51
Commercial Banking(3)	3,590	10	843	11	3,301	11	1,532	12	2,971	10	65	2
Other(3)	(1,129)	(3)	(660)	(9)	(748)	(2)	(572)	(5)	249	1	(76)	(3)
Total	$34,250	100%	$7,360	100%	$30,435	100%	$12,394	100%	$28,523	100%	$2,717	100%
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
Our Credit Card business generated net income from continuing operations of $4.9 billion, $7.8 billion and $1.4 billion in 2022, 2021 and 2020, respectively.

57	Capital One Financial Corporation (COF)

Table 8 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 8: Credit Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selected income statement data:
Net interest income	$16,584	$14,074	$13,776	18%	2%
Non-interest income	5,771	4,806	3,823	20	26
Total net revenue(1)	22,355	18,880	17,599	18	7
Provision (benefit) for credit losses	4,265	(902)	7,327	**	**
Non-interest expense	11,627	9,621	8,491	21	13
Income from continuing operations before income taxes	6,463	10,161	1,781	(36)	**
Income tax provision	1,536	2,403	420	(36)	**
Income from continuing operations, net of tax	$4,927	$7,758	$1,361	(36)	**
Selected performance metrics:
Average loans held for investment	$120,392	$102,731	$110,082	17	(7)
Average yield on loans(2)	16.21%	14.60%	14.08%	161bps	52bps
Total net revenue margin(3)	18.47	17.81	15.91	66	190
Net charge-offs	$3,048	$1,956	$4,270	56%	(54)%
Net charge-off rate	2.53%	1.90%	3.88%	63bps	(198)	bps
Purchase volume	$587,283	$527,605	$414,312	11%	27%

(Dollars in millions, except as noted)	December 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$137,730	$114,772	20%
30+ day performing delinquency rate	3.46%	2.28%	118bps
30+ day delinquency rate	3.46	2.29	117
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$9,545	$8,345	14%
Allowance coverage ratio	6.93%	7.27%	(34)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $946 million, $629 million and $1.1 billion in 2022, 2021 and 2020, respectively, for finance charges and fees charged-off as uncollectible.
(2)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on total net revenue for the period divided by average loans during the period.
(4)Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful.
Key factors affecting the results of our Credit Card business for 2022 compared to 2021, and changes in financial condition and credit performance between December 31, 2022 and 2021 include the following:
•Net Interest Income: Net interest income increased by $2.5 billion to $16.6 billion in 2022 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income increased by $965 million to $5.8 billion in 2022 primarily driven by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses increased by $5.2 billion to $4.3 billion in 2022 primarily driven by a net allowance build due to credit normalization, a modestly worse economic outlook and loan growth, compared to a net allowance release in 2021.

58	Capital One Financial Corporation (COF)

•Non-Interest Expense: Non-interest expense increased by $2.0 billion to $11.6 billion in 2022 primarily driven by increased marketing spend, as well as continued investment in technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $23.0 billion to $137.7 billion as of December 31, 2022 from December 31, 2021 and average loans held for investment increased by $17.7 billion to $120.4 billion in 2022 compared to 2021 primarily driven by continued strength in purchase volume, which outpaced customer payments.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 63 basis points to 2.53% in 2022 compared to 2021 primarily driven by continued credit normalization.

•The 30+ day delinquency rate increased by 117 basis points to 3.46% as of December 31, 2022 from December 31, 2021 primarily driven by continued credit normalization.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $4.7 billion, $7.3 billion and $1.2 billion in 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 8.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 8.1: Domestic Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selected income statement data:
Net interest income	$15,616	$12,916	$12,599	21%	3%
Non-interest income	5,363	4,532	3,583	18	26
Total net revenue(1)	20,979	17,448	16,182	20	8
Provision (benefit) for credit losses	4,020	(868)	6,979	**	**
Non-interest expense	10,827	8,712	7,625	24	14
Income from continuing operations before income taxes	6,132	9,604	1,578	(36)	**
Income tax provision	1,453	2,266	374	(36)	**
Income from continuing operations, net of tax	$4,679	$7,338	$1,204	(36)	**
Selected performance metrics:
Average loans held for investment	$114,506	$95,818	$101,837	20	(6)
Average yield on loans(2)	16.07%	14.49%	13.88%	158bps	61bps
Total net revenue margin(3)	18.28	17.85	15.80	43	205
Net charge-offs	$2,833	$1,820	$4,002	56%	(55)%
Net charge-off rate	2.47%	1.90%	3.93%	57bps	(203)	bps
Purchase volume	$568,752	$487,297	$380,787	17%	28%

(Dollars in millions, except as noted)	December 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment	$131,581	$108,723	21%
30+ day performing delinquency rate	3.43%	2.22%	121bps
Allowance for credit losses	$9,165	$7,968	15%
Allowance coverage ratio	6.97%	7.33%	(36)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Finance charges and fees charged off as uncollectible are reflected as a reduction in total net revenue.

59	Capital One Financial Corporation (COF)

(2)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on total net revenue for the period divided by average loans during the period.
**    Not meaningful.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in 2022 compared to 2021 primarily driven by:
•Higher provision for credit losses primarily driven by a net allowance build due to credit normalization, a modestly worse economic outlook and loan growth, compared to a net allowance release in 2021.
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
Our Consumer Banking business generated net income from continuing operations of $2.3 billion, $3.7 billion and $1.4 billion in 2022, 2021 and 2020, respectively.

60	Capital One Financial Corporation (COF)

Table 9 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 9: Consumer Banking Business Results

Year Ended December 31,	Change
(Dollars in millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selected income statement data:
Net interest income	$8,965	$8,448	$7,238	6%	17%
Non-interest income	469	554	466	(15)	19
Total net revenue	9,434	9,002	7,704	5	17
Provision (benefit) for credit losses	1,173	(521)	1,753	**	**
Non-interest expense	5,312	4,711	4,159	13	13
Income from continuing operations before income taxes	2,949	4,812	1,792	(39)	169
Income tax provision	699	1,136	425	(38)	167
Income from continuing operations, net of tax	$2,250	$3,676	$1,367	(39)	169
Selected performance metrics:
Average loans held for investment:
Auto	$78,772	$71,108	$63,227	11	12
Retail banking	1,663	2,765	3,072	(40)	(10)
Total consumer banking	$80,435	$73,873	$66,299	9	11
Average yield on loans held for investment(1)	7.19%	7.86%	8.37%	(67)	bps	(51)	bps
Average deposits	$257,089	$251,676	$236,369	2%	6%
Average deposits interest rate	0.72%	0.32%	0.76%	40bps	(44)	bps
Net charge-offs	$854	$276	$578	**	(52)%
Net charge-off rate	1.06%	0.37%	0.87%	69bps	(50)	bps
Auto loan originations	$36,965	$43,083	$32,282	(14)%	33%

(Dollars in millions, except as noted)	December 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Auto	$78,373	$75,779	3%
Retail banking	1,552	1,867	(17)
Total consumer banking	$79,925	$77,646	3
30+ day performing delinquency rate	5.53%	4.26%	127bps
30+ day delinquency rate	6.18	4.66	152
Nonperforming loan rate	0.79	0.50	29
Nonperforming asset rate(2)	0.87	0.56	31
Allowance for credit losses	$2,237	$1,918	17%
Allowance coverage ratio	2.80%	2.47%	33bps
Deposits	$270,592	$256,407	6%
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
**    Not meaningful.

61	Capital One Financial Corporation (COF)

Key factors affecting the results of our Consumer Banking business for 2022 compared to 2021, and changes in financial condition and credit performance between December 31, 2022 and 2021 include the following:
•Net Interest Income: Net interest income increased by $517 million to $9.0 billion in 2022 primarily driven by higher margins in our retail banking business due to the increases in interest rates, partially offset by lower margins in our auto business.
•Non-Interest Income: Non-interest income decreased by $85 million to $469 million in 2022 primarily driven by changes to our customer overdraft and non-sufficient funds policies in our retail banking business.
•Provision for Credit Losses: Provision for credit losses increased by $1.7 billion to $1.2 billion in 2022 primarily driven by a net allowance build due to credit normalization, a modestly worse economic outlook and loan growth, compared to a net allowance release in 2021.
•Non-Interest Expense: Non-interest expense increased by $601 million to $5.3 billion in 2022 primarily driven by continued investment in technology and increased marketing spend in our retail banking business.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.3 billion to $79.9 billion as of December 31, 2022 from December 31, 2021 and average loans held for investment increased by $6.6 billion to $80.4 billion in 2022 compared to 2021 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $14.2 billion at $270.6 billion as of December 31, 2022 from December 31, 2021 primarily driven by our national banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 69 basis points to 1.06% in 2022 compared to 2021 primarily driven by continued credit normalization in our auto loan portfolio.
•The 30+ day delinquency rate increased by 152 basis points to 6.18% as of December 31, 2022 from December 31, 2021 primarily driven by continued credit normalization in our auto loan portfolio.
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
Our Commercial Banking business generated net income from continuing operations of $843 million, $1.5 billion and $65 million in 2022, 2021 and 2020, respectively.

62	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 10: Commercial Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selected income statement data:
Net interest income	$2,461	$2,153	$2,048	14%	5%
Non-interest income	1,129	1,148	923	(2)	24
Total net revenue(1)	3,590	3,301	2,971	9	11
Provision (benefit) for credit losses(2)	415	(519)	1,181	**	**
Non-interest expense	2,070	1,815	1,706	14	6
Income from continuing operations before income taxes	1,105	2,005	84	(45)	**
Income tax provision	262	473	19	(45)	**
Income from continuing operations, net of tax	$843	$1,532	$65	(45)	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$36,639	$30,980	$31,135	18	—
Commercial and industrial	54,772	45,146	45,819	21	(1)
Total commercial banking	$91,411	$76,126	$76,954	20	(1)
Average yield on loans held for investment(1)(3)	4.02%	2.74%	3.13%	128bps	(39)	bps
Average deposits	$42,018	$42,350	$35,468	(1)%	19%
Average deposits interest rate	0.73%	0.14%	0.40%	59bps	(26)	bps
Net charge-offs	$71	$2	$377	**	(99)%
Net charge-off (recovery) rate	0.08%	—	0.49%	8bps	(49)	bps

(Dollars in millions, except as noted)	December 31, 2022	December 31, 2021	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$37,453	$35,262	6%
Commercial and industrial	57,223	49,660	15
Total commercial banking	$94,676	$84,922	11
Nonperforming loan rate	0.74%	0.82%	(8) bps
Nonperforming asset rate(4)	0.74	0.82	(8)
Allowance for credit losses(2)	$1,458	$1,167	25%
Allowance coverage ratio	1.54%	1.37%	17bps
Deposits	$40,808	$44,809	(9)%
Loans serviced for others	51,918	48,562	7
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $218 million, $165 million and $195 million as of December 31, 2022, 2021 and 2020, respectively.
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
**    Not meaningful.

63	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for 2022 compared to 2021, and changes in financial condition and credit performance between December 31, 2022 and 2021 include the following:
•Net Interest Income: Net interest income increased by $308 million to $2.5 billion in 2022 primarily driven by higher average loan balances and yields, partially offset by higher funding costs driven by higher market interest rates and mix of deposits.
•Non-Interest Income: Non-interest income remained substantially flat at $1.1 billion in 2022.
•Provision for Credit Losses: Provision for credit losses increased by $934 million to $415 million in 2022 primarily driven by a net allowance build due to a modestly worse economic outlook and loan growth, compared to a net allowance release in 2021.
•Non-Interest Expense: Non-interest expense increased by $255 million to $2.1 billion in 2022 primarily driven by continued investment in growth and technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $9.8 billion to $94.7 billion as of December 31, 2022 from December 31, 2021 and average loans held for investment increased by $15.3 billion to $91.4 billion in 2022 compared to 2021 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $4.0 billion to $40.8 billion as of December 31, 2022 from December 31, 2021 primarily driven by the transfer of deposits to our retail banking portfolio in the second quarter of 2022.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 8 basis points to 0.08% in 2022 primarily driven by isolated charge offs in our commercial and industrial loan portfolio.
•The nonperforming loan rate decreased by 8 basis points to 0.74% as of December 31, 2022 compared to December 31, 2021 primarily driven by higher ending loan balances.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment securities portfolio, asset/liability management and oversight of our funds transfer pricing process. Other also includes:
•unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges;
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

64	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Other category for the periods indicated.
Table 11: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selected income statement data:
Net interest loss	$(896)	$(504)	$(149)	78%	**
Non-interest income (loss)	(233)	(244)	398	(5)	**
Total net revenue (loss)(1)	(1,129)	(748)	249	51	**
Provision (benefit) for credit losses	(6)	(2)	3	**	**
Non-interest expense	154	423	700	(64)	(40)%
Loss from continuing operations before income taxes	(1,277)	(1,169)	(454)	9	157
Income tax benefit	(617)	(597)	(378)	3	58
Loss from continuing operations, net of tax	$(660)	$(572)	$(76)	15	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $88 million to a loss of $660 million in 2022 compared to 2021 primarily driven by higher net interest losses due to higher funding costs driven by higher market interest rates, partially offset by insurance recoveries on previously incurred expenses in non-interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

65	Capital One Financial Corporation (COF)

Loan Loss Reserves
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment portfolios as of each balance sheet date. We also reserve for the uncollectible portion of finance charges and fees related to credit card loan receivables in the allowance for credit losses consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $13.2 billion as of December 31, 2022, compared to $11.4 billion as of December 31, 2021.

Our allowance for credit losses and reserve for unfunded lending commitments utilize models to derive a quantitative estimate of credit losses that is supplemented with additional qualitative considerations to capture risks and uncertainties not included in the quantitative result. Our estimate of expected credit losses, for all loan and unfunded lending commitments, includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses at each relevant loss component of the estimate. We use externally produced consensus estimates as inputs for our forward-looking macroeconomic forecast and consider other forecasts and sources of uncertainty to develop the quantitative component. This quantitative result is then supplemented qualitatively by management for economic uncertainty, including the consideration of alternative macroeconomic scenarios, changes and trends in loan portfolios that may not be captured in the quantitative component. These adjustments represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Significant management judgment is required to determine the relevant information and estimation methods used to arrive at our best estimate of lifetime credit losses. Establishing the allowance on a quarterly basis involves evaluating and forecasting both credit and macroeconomic variables. The macroeconomic forecast used to inform both quantitative and qualitative components of our allowance for credit losses estimate is sensitive to variables that may impact borrowers’ ability to pay, such as the U.S. Unemployment Rate, and the U.S. Real Gross Domestic Product (“U.S. Real GDP”) Rate assumptions. Our December 31, 2022 allowance assumes that the average unemployment rate gradually increases to approximately 5.0% by the fourth quarter of 2023 and annualized U.S. Real GDP decreases 0.3% in 2023.
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
We have a governance framework supported by processes and controls intended to ensure that our estimate of the allowance for credit losses is appropriate. Our governance framework provides for oversight of methods, models, qualitative adjustments, process controls and results. At least quarterly, representatives from the Finance and Risk Management organizations review and assess our allowance methodologies, key assumptions and the appropriateness of the allowance for credit losses. Groups independent of our estimation functions participate in the review and validation process. Tasks performed by these groups include periodic review of the rationale for and quantification of inputs requiring judgment as well as adjustments to results.
We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for estimating credit losses. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
In addition to the allowance for credit losses, on a quarterly basis, we review and assess our estimate of expected losses related to unfunded lending commitments that are not unconditionally cancellable which are generally in our Commercial Banking business. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for credit losses for the Commercial Banking business. The reserve for losses on unfunded lending commitments is included in other liabilities on the consolidated balance sheets and changes to it are recorded through the provision for credit losses in the consolidated statements of income.

66	Capital One Financial Corporation (COF)

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for credit losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance as well as economic forecasts that may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses for each of our loan portfolio segments in “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by operating segment, and changes in our allowance in “Part II—Item 8. Financial Statements and Supplementary Data—Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”
Goodwill
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $14.8 billion as of both December 31, 2022 and 2021. We did not recognize any goodwill impairment in 2022 or 2021. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 6—Goodwill and Other Intangible Assets” for additional information.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements, economic capital requirements and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Known future capital needs, such as dividends, share buybacks or other strategic initiatives, are assumed distributed to equity holders in future periods and are not allocated to the reporting units or the Other category.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculate the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a form of the income approach. This DCF calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF calculation requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values are then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. Discount rates used for our reporting units ranged from 8.4% to 12.2%, and we applied a terminal year long-term growth rate of 3.7% to all reporting units. The reasonableness of our DCF calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The results of the 2022 annual impairment test for the reporting units indicated that the estimated fair values of the Commercial Banking, Credit Card, Auto Finance, and Other Consumer Banking reporting units exceeded their carrying amounts by between 17% and 72%.
Assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital, including if these conditions are merely forecasted to occur in future periods, could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period.
We have a governance framework supported by processes and controls intended to ensure that the accounting and disclosure for goodwill is appropriate. Our governance framework provides for oversight of assumptions, forecast inputs, methods, process controls and results.

67	Capital One Financial Corporation (COF)

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
Significant judgment may be required to determine whether certain financial instruments measured at fair value are classified as Level 2 or Level 3. In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Fair Value Measurement.”
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

68	Capital One Financial Corporation (COF)

We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing and fair value measurements. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. . There were no disputes escalated to the VAC for the years ended December 31, 2022 and 2021.
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
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use the weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including changes related to the mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. While the rewards liability is sensitive to changes in assumptions for redemption rates and costs and involves management judgment, we believe portfolio characteristics and historical performance are the best indication of future reward redemption behavior and are the primary basis for our estimate. We recognized customer rewards expense of $7.6 billion, $6.4 billion and $4.9 billion in 2022, 2021 and 2020, respectively. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $6.8 billion and $6.2 billion as of December 31, 2022 and 2021, respectively.
We have a governance framework supported by processes and controls that are intended to ensure that our rewards liability estimate is appropriate and reliable. Our governance framework provides for oversight of assumptions, inputs, methods, process controls and results. Additional controls are performed to ensure all underlying data used to derive the rewards liability is complete and accurate.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2022

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
This ASU became effective for us on January 1, 2023.

We adopted this guidance in the first quarter of 2023 using the modified retrospective method. Adoption of this standard did not have a material impact on our consolidated financial statements.

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
Capital Standards and Prompt Corrective Action
The Company and the Bank are subject to the Basel III Capital Rules. The Basel III Capital Rules implement certain capital requirements published by the Basel Committee, along with certain provisions of the Dodd-Frank Act and other capital provisions.
As a BHC with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, the Company is a Category III institution under the Basel III Capital Rules.
The Bank, as a subsidiary of a Category III institution, is a Category III bank. Moreover, the Bank, as an insured depository institution, is subject to PCA capital regulations.
Basel III and United States Capital Rules
Under the Basel III Capital Rules, we must maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer requirement and countercyclical capital buffer requirement as described below. Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
We have elected to exclude certain elements of AOCI from our regulatory capital as permitted for a Category III institution.
G-SIBs that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Stress Capital Buffer Rule, the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Banking Agencies set an earlier effective date.
The Company’s stress capital buffer requirement is recalibrated every year based on the Company’s supervisory stress test results. In particular, the Company’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the Company’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the Company’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the Company’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
Based on the Company’s 2021 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2021 through September 30, 2022 was 2.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework were 7.0%, 8.5% and 10.5%, respectively, for the period from October 1, 2021 through September 30, 2022.
Based on the Company’s 2022 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 is 3.1%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the

70	Capital One Financial Corporation (COF)

stress capital buffer framework are 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.
The Stress Capital Buffer Rule does not apply to the Bank. The capital conservation buffer for the Bank continues to be fixed at 2.5%. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5% respectively.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of December 31, 2022 and 2021, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2022, the Company and CONA are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
CECL Transition Rule
The Federal Banking Agencies adopted the CECL Transition Rule that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital, the CECL Transition Election. We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we phased in 25% of this amount, or $599 million, on January 1, 2022, leaving $1.8 billion to be phased in over 2023-2025. As of December 31, 2022, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.5% and would have been 12.0% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For the description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”

71	Capital One Financial Corporation (COF)

Table 12 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of December 31, 2022 and 2021.
Table 12: Capital Ratios Under Basel III(1)

	December 31, 2022			December 31, 2021
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	12.5%	4.5%	N/A	13.1%	4.5%	N/A
Tier 1 capital(3)	13.9	6.0	6.0%	14.5	6.0	6.0%
Total capital(4)	15.8	8.0	10.0	16.9	8.0	10.0
Tier 1 leverage(5)	11.1	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(6)	9.5	3.0	N/A	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	13.1	4.5	6.5	11.1	4.5	6.5
Tier 1 capital(3)	13.1	6.0	8.0	11.1	6.0	8.0
Total capital(4)	14.4	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage(5)	10.5	4.0	5.0	7.4	4.0	5.0
Supplementary leverage(6)	9.0	3.0	N/A	6.6	3.0	N/A
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

On October 1, 2022, COBNA merged with and into CONA, with CONA as the surviving entity. The capital ratios of COBNA immediately prior to the Bank Merger were higher than those of CONA, therefore increasing the capital ratios of CONA immediately after the Bank Merger and as of December 31, 2022. See “Part I—Item 1. Business—Overview” of this Report for additional information on the Bank Merger.

72	Capital One Financial Corporation (COF)

Table 13 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of December 31, 2022 and 2021.
Table 13: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2022	December 31, 2021
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$59,450	$58,206
Adjustments and deductions:
AOCI, net of tax(1)	(17)	(23)
Goodwill, net of related deferred tax liabilities	(14,540)	(14,562)
Other intangible and deferred tax assets, net of deferred tax liabilities	(162)	(120)
Common equity Tier 1 capital	44,731	43,501
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	49,576	48,346
Tier 2 capital instruments	2,585	3,532
Qualifying allowance for credit losses	4,553	4,211
Tier 2 capital	7,138	7,743
Total capital	$56,714	$56,089

Regulatory capital metrics
Risk-weighted assets	$357,920	$332,673
Adjusted average assets	444,704	415,141
Total leverage exposure	522,136	486,405
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Part I—Item 1. Business—Supervision and Regulation” in this Report.
Capital Planning and Regulatory Stress Testing
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. For the year ended December 31, 2022, we repurchased $4.8 billion of shares of our common stock.
On June 23, 2022, the Federal Reserve released the supervisory stress test results for the 2022 CCAR cycle. Based on the Company’s 2022 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 is 3.1%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”

73	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
For the year ended December 31, 2022, we declared and paid common stock dividends of $954 million, or $2.40 per share, and preferred stock dividends of $228 million. The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2022.
Table 14: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2022
					Q4	Q3	Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94	10.94	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63	10.63	10.63	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of December 31, 2022, funds available for dividend payments from the Bank were $3.2 billion. There can be no assurance that we will declare and pay any dividends to stockholders.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. For the year ended December 31, 2022, we repurchased $4.8 billion of shares of our common stock.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds.”

74	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Risk Management Framework
Our Framework ( sets consistent expectations for risk management across the Company. It also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees.
The Framework also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company.

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	Independent Risk Management (IRM): Independently oversees and assesses risk taking activities for the first line of defense.

		Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that that systems and governance processes are designed and working as intended.

75	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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
Strategy and Risk Alignment
Our strategy is informed by and aligned with risk appetite, from development to execution. The Chief Executive Officer develops the strategy with input from the first, second, and third lines of defense, as well as the Board of Directors. The strategic planning process considers relevant changes to the Company’s overall risk profile.
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
Risk Identification
The first line of defense and certain Support Functions identify new and emerging risks, including concentration of risk, across the relevant risk categories associated with their business activities and objectives, in consultation with IRM. Risk identification also must be informed by major changes in infrastructure or organization, introduction of new products and services, acquisitions of businesses, or substantial changes in the internal or external environment.
IRM and certain Support Functions, where appropriate, provide effective challenge in the risk identification process. IRM is also responsible for identifying our material aggregate risks on an ongoing basis.

76	Capital One Financial Corporation (COF)

Assessment, Measurement and Response
Management assesses risks associated with our activities. Risks identified are assessed to understand the severity of each risk and likelihood of occurrence under both normal and stressful conditions. Risk severity is measured through modeling and other quantitative estimation approaches, as well as qualitative approaches, based on management judgment. As part of the risk assessment process, the first and second lines of defense also evaluate the effectiveness of the existing control environment and mitigation strategies.
Management determines the appropriate risk response. Risks may be mitigated or accepted. Actions taken to respond to the risk include implementing new controls, enhancing existing controls, developing additional mitigation strategies to reduce the impact of the risk, and/or monitoring the risk.
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

77	Capital One Financial Corporation (COF)

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

78	Capital One Financial Corporation (COF)

The Chief Compliance Officer is responsible for establishing and overseeing our Compliance Management Program. Business areas incorporate compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficacy of their compliance controls and our Compliance team periodically independently tests to validate the effectiveness of business controls.
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
The Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, is responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation through idiosyncratic, systemic and combined liquidity stress scenarios. Management reports liquidity metrics to appropriate senior management committees and to our Board of Directors no less than quarterly.
We seek to mitigate liquidity risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and actively monitor our funding concentration. From a tactical perspective, we have accumulated a sizable liquidity reserve comprised of cash and cash equivalents, high-quality, unencumbered securities and committed

79	Capital One Financial Corporation (COF)

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
The market risk positions for the Company and the Bank are calculated separately and in aggregate, and analyzed against pre-established limits. Results are reported to the Asset Liability Committee monthly and to the Risk Committee of the Board of Directors no less than quarterly. Management is authorized to utilize financial instruments as outlined in our policy to actively manage market risk exposure.
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
Strategic Risk Management
We monitor external market and industry developments to identify potential areas of strategic opportunity or risk. These inform the Company’s strategy, which is led by the Chief Executive Officer and other senior executives. The Chief Risk Officer identifies and assesses risks associated with the Company’s strategy across all risk categories and monitors these risks throughout the year.

80	Capital One Financial Corporation (COF)

Our Strategic Risk Management Policy, processes and controls encompass an ongoing assessment of risks associated with corporate or line of business specific strategies. These risks are managed through periodic reviews, along with regular updates to senior management and the Board.

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Investment Securities” as well as credit risk related to derivative transactions in “Part II—Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”
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

81	Capital One Financial Corporation (COF)

Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $203 million and $5.9 billion as of December 31, 2022 and 2021, respectively.
Table 15 presents the composition of our portfolio of loans held for investment by portfolio segment as of December 31, 2022 and 2021.
Table 15: Portfolio Composition of Loans Held for Investment

	December 31, 2022		December 31, 2021
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$131,581	42.1%	$108,723	39.2%
International card businesses	6,149	2.0	6,049	2.2
Total credit card	137,730	44.1	114,772	41.4
Consumer Banking:
Auto	78,373	25.1	75,779	27.3
Retail banking	1,552	0.5	1,867	0.7
Total consumer banking	79,925	25.6	77,646	28.0
Commercial Banking:
Commercial and multifamily real estate	37,453	12.0	35,262	12.7
Commercial and industrial	57,223	18.3	49,660	17.9
Total commercial banking	94,676	30.3	84,922	30.6
Total loans held for investment	$312,331	100.0%	$277,340	100.0%
Table 16 presents the maturities of our loans held for investment portfolio as of December 31, 2022.
Table 16: Loan Maturity Schedule

	December 31, 2022
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years to 15 Years	> 15 Years	Total
Fixed rate:
Credit card(1)	$4,260	$10,268	—	—	$14,528
Consumer banking	985	46,160	$32,185	$176	79,506
Commercial banking	1,020	2,953	6,074	3,303	13,350
Total fixed-rate loans	6,265	59,381	38,259	3,479	107,384
Variable rate:
Credit card(1)	123,202	—	—	—	123,202
Consumer banking	411	6	2	—	419
Commercial banking	16,250	54,288	10,701	87	81,326
Total variable-rate loans	139,863	54,294	10,703	87	204,947
Total loans	$146,128	$113,675	$48,962	$3,566	$312,331
__________
(1)Due to the revolving nature of credit card loans, we report the majority of our variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that the rest of our remaining fixed-rate credit card loans will mature within one to three years.

82	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of December 31, 2022 and 2021.
Table 17: Credit Card Portfolio by Geographic Region

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$13,707	10.0%	$11,096	9.7%
Texas	11,202	8.1	9,100	7.9
Florida	9,549	6.9	7,738	6.7
New York	8,366	6.1	6,972	6.1
Pennsylvania	5,425	3.9	4,568	4.0
Illinois	5,260	3.8	4,478	3.9
Ohio	4,662	3.4	3,949	3.4
New Jersey	4,243	3.1	3,520	3.1
Georgia	4,172	3.0	3,397	3.0
Michigan	3,920	2.8	3,306	2.9
Other	61,075	44.4	50,599	44.0
Total domestic credit card	131,581	95.5	108,723	94.7
International card businesses:
United Kingdom	3,129	2.3	3,034	2.7
Canada	3,020	2.2	3,015	2.6
Total international card businesses	6,149	4.5	6,049	5.3
Total credit card	$137,730	100.0%	$114,772	100.0%
Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of December 31, 2022 and 2021.
Table 18: Consumer Banking Portfolio by Geographic Region

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,586	12.0%	$9,292	12.0%
California	9,570	12.0	9,127	11.8
Florida	6,755	8.5	6,443	8.3
Pennsylvania	3,303	4.1	3,139	4.0
Georgia	3,243	4.1	3,283	4.2
Ohio	3,143	3.9	3,053	3.9
Illinois	3,119	3.9	2,899	3.7
New Jersey	2,742	3.4	2,356	3.0
Other	36,912	46.2	36,187	46.7
Total auto	78,373	98.1	75,779	97.6

83	Capital One Financial Corporation (COF)

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Retail banking:
New York	477	0.6	613	0.8
Texas	333	0.4	383	0.5
Louisiana	283	0.3	363	0.4
New Jersey	122	0.2	149	0.2
Maryland	97	0.1	118	0.2
Virginia	67	0.1	93	0.1
Other	173	0.2	148	0.2
Total retail banking	1,552	1.9	1,867	2.4
Total consumer banking	$79,925	100.0%	$77,646	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of December 31, 2022 and 2021.
Table 19: Commercial Real Estate Portfolio by Region

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$15,055	40.2%	$16,025	45.4%
South	8,706	23.2	6,210	17.6
Pacific West	5,902	15.7	5,556	15.8
Mid-Atlantic	3,129	8.4	3,105	8.8
Midwest	2,394	6.4	2,863	8.1
Mountain	2,267	6.1	1,503	4.3
Total	$37,453	100.0%	$35,262	100.0%
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

84	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2022 and 2021. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2022	December 31, 2021
Industry Classification:
Real estate	31%	35%
Finance	29	25
Healthcare	8	9
Business services	6	6
Educational services	4	4
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	2
Other	10	9
Total	100%	100%
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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2022 and 2021.
Table 21: Credit Score Distribution

(Percentage of portfolio)	December 31, 2022	December 31, 2021
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	71%
660 or below	31	29
Total	100%	100%

85	Capital One Financial Corporation (COF)

(Percentage of portfolio)	December 31, 2022	December 31, 2021
Auto—At origination FICO scores:(2)
Greater than 660	53%	50%
621 - 660	20	20
620 or below	27	30
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 3—Loans” for additional credit quality information and see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of December 31, 2022 and 2021.

86	Capital One Financial Corporation (COF)

Table 22: 30+ Day Delinquencies

	December 31, 2022				December 31, 2021
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$4,515	3.43%	$4,515	3.43%	$2,411	2.22%	$2,411	2.22%
International card businesses	248	4.03	254	4.13	207	3.42	213	3.51
Total credit card	4,763	3.46	4,769	3.46	2,618	2.28	2,624	2.29
Consumer Banking:
Auto	4,402	5.62	4,906	6.26	3,271	4.32	3,558	4.69
Retail banking	16	1.02	34	2.22	36	1.92	60	3.20
Total consumer banking	4,418	5.53	4,940	6.18	3,307	4.26	3,618	4.66
Commercial Banking:
Commercial and multifamily real estate	1	—	36	0.10	108	0.31	162	0.46
Commercial and industrial	78	0.14	281	0.49	211	0.43	281	0.57
Total commercial banking	79	0.08	317	0.33	319	0.38	443	0.52
Total	$9,260	2.96	$10,026	3.21	$6,244	2.25	$6,685	2.41
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans, by aging and geography, as of December 31, 2022 and 2021.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,666	1.50%	$3,501	1.26%
60 – 89 days	2,511	0.80	1,656	0.60
> 90 days	2,849	0.91	1,528	0.55
Total	$10,026	3.21%	$6,685	2.41%
Geographic region:
Domestic	$9,772	3.13%	$6,472	2.33%
International	254	0.08	213	0.08
Total	$10,026	3.21%	$6,685	2.41%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 24 summarizes loans that were 90+ days delinquent as to interest or principal and still accruing interest as of December 31, 2022 and 2021. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.

87	Capital One Financial Corporation (COF)

Table 24: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,240	1.63%	$1,192	1.04%
Commercial banking	—	—	3	—
Total	$2,240	0.72	$1,195	0.43
Geographic region:
Domestic	$2,135	0.70	$1,113	0.41
International	105	1.71	82	1.36
Total	$2,240	0.72	$1,195	0.43
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2022 and 2021. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$9	0.14%	$10	0.16%
Total credit card	9	0.01	10	0.01
Consumer Banking:
Auto	595	0.76	344	0.45
Retail banking	39	2.49	47	2.51
Total consumer banking	634	0.79	391	0.50
Commercial Banking:
Commercial and multifamily real estate	271	0.72	383	1.09
Commercial and industrial	430	0.75	316	0.64
Total commercial banking	701	0.74	699	0.82
Total nonperforming loans held for investment(3)	1,344	0.43	1,100	0.40
Other nonperforming assets(4)	61	0.02	41	0.01
Total nonperforming assets	$1,405	0.45	$1,141	0.41
__________
(1)We recognized interest income for loans classified as nonperforming of $66 million and $43 million in 2022 and 2021, respectively. Interest income foregone related to nonperforming loans was $83 million and $51 million in 2022 and 2021, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.

88	Capital One Financial Corporation (COF)

(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.74% and 0.65% as of December 31, 2022 and 2021, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in 2022, 2021 and 2020.
Table 26: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,833	2.47%	$1,820	1.90%	$4,002	3.93%
International card businesses	215	3.65	136	1.96	268	3.26
Total credit card	3,048	2.53	1,956	1.90	4,270	3.88
Consumer Banking:
Auto	784	1.00	200	0.28	522	0.83
Retail banking	70	4.24	76	2.77	56	1.82
Total consumer banking	854	1.06	276	0.37	578	0.87
Commercial Banking:
Commercial and multifamily real estate	—	—	8	0.03	41	0.13
Commercial and industrial	71	0.13	(6)	(0.01)	336	0.73
Total commercial banking	71	0.08	2	—	377	0.49
Total net charge-offs	$3,973	1.36	$2,234	0.88	$5,225	2.06
Average loans held for investment	$292,238		$252,730		$253,335
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

89	Capital One Financial Corporation (COF)

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
Table 27 presents our amortized cost of loans modified in TDRs as of December 31, 2022 and 2021, which excludes loan modifications that do not meet the definition of a TDR.
Table 27: Troubled Debt Restructurings

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Credit Card:
Domestic credit card	$455	17.0%	$390	23.8%
International card businesses	162	6.0	177	10.8
Total credit card	617	23.0	567	34.6
Consumer banking:
Auto	1,093	40.7	603	36.7
Retail banking	16	0.6	13	0.8
Total consumer banking	1,109	41.3	616	37.5
Commercial banking	959	35.7	457	27.9
Total	$2,685	100.0%	$1,640	100.0%
Status of TDR:
Performing	$2,109	78.5%	$1,282	78.2%
Nonperforming	576	21.5	358	21.8
Total	$2,685	100.0%	$1,640	100.0%
We provide additional information on modified loans accounted for as a TDR, including the performance of those loans subsequent to modification, in “Part II—Item 8. Financial Statements and Supplementary Data—Note 3—Loans.” We adopted Accounting Standard Update (“ASU”) No. 2022-02 as of January 1, 2023, which eliminates the accounting guidance for TDRs. See “Accounting Changes and Developments” for additional information on this accounting standard.

90	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”
Table 28 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for 2022 and 2021, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 28: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$10,650	$541	$11,191	$2,615	$100	$2,715	$1,658	$15,564
Charge-offs	(3,138)	(343)	(3,481)	(1,118)	(93)	(1,211)	(48)	(4,740)
Recoveries(1)	1,318	207	1,525	918	17	935	46	2,506
Net charge-offs	(1,820)	(136)	(1,956)	(200)	(76)	(276)	(2)	(2,234)
Provision (benefit) for credit losses	(868)	(34)	(902)	(563)	42	(521)	(489)	(1,912)
Allowance build (release) for credit losses	(2,688)	(170)	(2,858)	(763)	(34)	(797)	(491)	(4,146)
Other changes(2)	6	6	12	—	—	—	—	12
Balance as of December 31, 2021	7,968	377	8,345	1,852	66	1,918	1,167	11,430
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	—	—	—	—	—	—	195	195
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Combined allowance and reserve as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,332	$11,595
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(4,004)	(358)	(4,362)	(1,525)	(89)	(1,614)	(88)	(6,064)
Recoveries(1)	1,171	143	1,314	741	19	760	17	2,091
Net charge-offs	(2,833)	(215)	(3,048)	(784)	(70)	(854)	(71)	(3,973)
Provision for credit losses	4,020	245	4,265	1,119	54	1,173	362	5,800
Allowance build (release) for credit losses	1,187	30	1,217	335	(16)	319	291	1,827
Other changes(2)	10	(27)	(17)	—	—	—	—	(17)
Balance as of December 31, 2022	9,165	380	9,545	2,187	50	2,237	1,458	13,240
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	53	53
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Combined allowance and reserve as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,676	$13,458
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments and the initial allowance for purchased credit-deteriorated loans. The initial allowance for purchased credit-deteriorated loans was $10 million and $6 million for the years ended December 31, 2022 and 2021, respectively.

91	Capital One Financial Corporation (COF)

Allowance coverage ratios are calculated based on the allowance for credit losses for each specified portfolio segment divided by period-end loans held for investment within the specified loan category, as defined below. Table 29 presents the allowance coverage ratios as of December 31, 2022 and 2021.
Table 29: Allowance Coverage Ratios for Specified Loan Category

	December 31, 2022			December 31, 2021
(Dollars in millions)	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio	Allowance for Credit Losses	Amount(1)	Allowance Coverage Ratio
Credit Card	$9,545	$4,769	200.16%	$8,345	$2,624	318.08%
Consumer Banking	2,237	4,940	45.27	1,918	3,618	53.01
Commercial Banking	1,458	701	207.73	1,167	699	166.93
Total	$13,240	312,331	4.24	$11,430	277,340	4.12
__________
(1)Represents period-end 30+ day delinquent loans for our credit card and consumer banking loan portfolios, nonperforming loans for our commercial banking loan portfolio and total loans held for investment for the total ratio.
Our allowance for credit losses increased by $1.8 billion to $13.2 billion as of December 31, 2022 compared to 2021 and our allowance coverage ratio increased by 12 basis points to 4.24% as of December 31, 2022 compared to 2021.
The ratio of the allowance for credit losses divided by total nonperforming loans held for investment of $1.3 billion and $1.1 billion as of December 31, 2022 and 2021, respectively, decreased by 54% to 985% as of December 31, 2022 from 1,039% as of December 31, 2021. Excluding the impact of the allowance for credit losses related to Domestic Card of $9.2 billion and $8.0 billion as of December 31, 2022 and 2021, respectively, this ratio decreased by 12% to 303% as of December 31, 2022 from 315% as of December 31, 2021. The decrease in the ratio in both scenarios was driven by an increase in our nonperforming loans partially offset by an increase in our allowance for credit losses driven by credit normalization and loan growth.

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
Table 30 below presents the composition of our liquidity reserves as of December 31, 2022 and 2021.
Table 30: Liquidity Reserves

(Dollars in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$30,856	$21,746
Investment securities available for sale, at fair value	76,919	95,261
FHLB borrowing capacity secured by loans	6,436	7,109
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(51)	(8)
Other encumbrances of investment securities	(7,583)	(7,874)
Total liquidity reserves	$106,577	$116,234

Our liquidity reserves decreased by $9.7 billion to $106.6 billion as of December 31, 2022 from December 31, 2021 primarily due to a decline in our investment securities that more than offset an increase in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Risk Management” for additional information on our management of liquidity risk.

92	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the LCR Rule as implemented by the Federal Reserve and OCC. The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during fourth quarter 2022 was 143%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Net Stable Funding Ratio
The NSFR rule requires the Company and the Bank to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Bank are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023. The Company and the Bank exceeded the NSFR rule requirement as of December 31, 2022.
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
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Bank’s ability to post collateral. As of December 31, 2022, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $19.9 billion, of which $51 million was used. Our FHLB membership is supported by our investment in FHLB stock of $15 million and $32 million as of December 31, 2022 and 2021, respectively, which was determined in part based on our outstanding advances. As of December 31, 2022, we pledged loans to secure a borrowing capacity of $19.7 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both December 31, 2022 and 2021.

93	Capital One Financial Corporation (COF)

Deposits
Table 31 provides a comparison of average balances, interest expense and average deposits interest rates for December 31, 2022, 2021 and 2020.
Table 31: Deposits Composition and Average Deposits Interest Rates

	Year Ended December 31,
	2022			2021			2020
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$48,291	$312	0.65%	$45,055	$76	0.17%	$37,136	$129	0.35%
Saving deposits(2)	202,454	1,628	0.80	203,293	628	0.31	184,466	1,278	0.69
Time deposits	26,463	595	2.25	23,152	252	1.09	41,677	758	1.82
Total interest-bearing deposits	$277,208	$2,535	0.91	$271,500	$956	0.35	$263,279	$2,165	0.82
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of December 31, 2022 and 2021. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
Funding
Our primary source of funding comes from deposits, as they are a stable and relatively low cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. The actual timing and amounts of future cash payments may vary over time due to a number of factors, such as early debt redemptions and changes in deposit balances.

94	Capital One Financial Corporation (COF)

As of December 31, 2022 and 2021, excluding intercompany balances, we held approximately $80.7 billion and $91.7 billion, respectively, of uninsured deposits primarily comprised of checking accounts and savings deposits. We estimate our uninsured amounts at the account level based on the same methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies. Table 32 presents, by contractual maturity, the amount of time deposits in excess of the FDIC insurance limit of $250,000 as of December 31, 2022 and 2021. Our funding and liquidity management activities factor into the expected maturities of these deposits.
Table 32: Amount of Time Deposits in Excess of $250,000 by Contractual Maturity

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$87	4.3%	$122	20.7%
> 3 months to 6 months	139	6.8	161	27.3
> 6 months to 12 months	1,098	54.0	134	22.8
> 12 months	708	34.9	172	29.2
Total	$2,032	100.0%	$589	100.0%
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, consisting of federal funds purchased, securities loaned or sold under agreements to repurchase and short-term FHLB advances, and do not include the current portion of long-term debt, increased by $63 million to $883 million as of December 31, 2022 from December 31, 2021 driven by an increase in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $5.6 billion to $47.8 billion as of December 31, 2022 from December 31, 2021 primarily driven by net issuances of senior unsecured debt and net issuances in our auto and credit card securitization programs. We provide more information on our securitization activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and on our borrowings in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the years ended December 31, 2022, 2021 and 2020.
Table 33: Long-Term Debt Funding Activities

	Issuances			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Securitized debt obligations	$9,750	$6,250	$1,250	$7,060	$3,442	$6,868
Senior and subordinated notes	9,300	4,500	4,000	3,561	3,851	8,092
FHLB advances	12,000	—	—	12,000	—	—
Total	$31,050	$10,750	$5,250	$22,621	$7,293	$14,960

95	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 34 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of December 31, 2022 and 2021.
Table 34: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2022		December 31, 2021
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A
As of February 16, 2023, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.
Other Commitments
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of both December 31, 2022 and 2021, we had $1.7 billion in aggregate operating lease liabilities, of which $259 million will be due in the following 12 months. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases.”
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of December 31, 2022 and 2021, we had $1.1 billion and $1.5 billion, respectively, in aggregate purchase obligation liabilities.
As of December 31, 2022 and 2021, our total unfunded lending commitments were $409.3 billion and $414.5 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Part II—Item 8. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations,” “Part II—Item 8. Financial Statements and Supplementary Data—Note 14—Employee Benefit Plans” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”

96	Capital One Financial Corporation (COF)

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
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Key assumptions used in the calculation include projecting rate sensitive prepayments for mortgage securities, loans and other assets, term structure modeling of interest rates, discount spreads, and deposit volume and pricing assumptions. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 35 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in most lower interest rate scenarios. Our current economic value of equity sensitivity to upward shocks in higher rate scenarios became more negative as compared to December 31, 2021, mainly due to the increase in long-term interest rates.

97	Capital One Financial Corporation (COF)

Table 35 shows the estimated percentage impact on our projected baseline net interest income and economic value of equity calculated under the methodology described above as of December 31, 2022 and 2021. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.
Table 35: Interest Rate Sensitivity Analysis

	December 31, 2022	December 31, 2021
Estimated impact on projected baseline net interest income:
+200 basis points	0.4%	3.4%
+100 basis points	0.8	2.5
+50 basis points	0.4	1.5
–50 basis points	(0.7)	(1.8)
–100 basis points	(1.3)	N/A
–200 basis points	(2.6)	N/A
Estimated impact on economic value of equity:
+200 basis points	(4.3)	(0.7)
+100 basis points	(1.5)	1.9
+50 basis points	(0.7)	1.4
–50 basis points	0.4	(2.6)
–100 basis points	0.6	N/A
–200 basis points	(0.2)	N/A
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
For further information on our interest rate exposures, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”

98	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 785 million GBP and 520 million GBP as of December 31, 2022 and 2021, respectively, and 1.7 billion CAD and 5.0 billion CAD as of December 31, 2022 and 2021, respectively. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR and 1.2 billion EUR as of December 31, 2022 and 2021, respectively.
Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.9 billion GBP and 1.8 billion GBP as of December 31, 2022 and 2021, respectively and 2.2 billion CAD and 1.9 billion CAD as of December 31, 2022 and 2021, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”
London Interbank Offered Rate Transition
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

On December 16, 2022, the Federal Reserve Board adopted the final rule that implemented the LIBOR Act. The LIBOR Act identified benchmark replacement rates based on SOFR for covered derivative transactions and cash transactions where a

99	Capital One Financial Corporation (COF)

practicable interest rate fallback method has not been established by June 30, 2023, including those in which a government-sponsored enterprise is a party.

Our LIBOR transition effort remains focused on proactively transitioning exposures to an alternative rate or incorporating transition language (“fallback language”) to provide a contractual mechanism for transitioning upon the LIBOR cessation. Our fallback language aligns with the language recommended by the Alternative Reference Rates Committee (“ARRC”) in our lending contracts and the International Swaps and Derivatives Association (“ISDA”) in our derivative contracts and agreements to the greatest extent possible.

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
We continue to focus our LIBOR transition efforts on:
•monitoring established controls to prevent the origination of impermissible LIBOR indexed instruments
•working with impacted customers and counterparties to remediate remaining LIBOR contracts and our central counterparty clearinghouses and derivative clearinghouses for conversion of centrally cleared USD LIBOR products
•engaging with our clients, industry working groups, and regulators
•preparing to transition remaining contracts, including those with hardwired fallback language, operable legacy fallback language and those covered under the scope of the LIBOR Act.
The majority of LIBOR contracts that we have transitioned to alternative rates have employed SOFR. In the U.S., SOFR has been selected as the preferred alternative rate by the ARRC for certain U.S. dollar derivative and cash instruments. We have proactively worked with customers and prepared our systems, models, valuation tools and processes to focus originations on SOFR and other non-LIBOR rates and will continue to do so as needed. While the majority of our non-LIBOR transactions have utilized SOFR, we have also employed credit sensitive alternative rates to LIBOR, to a limited extent, in response to customer demand.
To track transition status, instruments are categorized based on whether they have fallback language (which may or may not adhere to the ISDA and ARRC standards) or have no fallback language. The majority of the instruments maturing after June 30, 2023 are derivatives and commercial loans, which are summarized in the table below. Of these instruments, the majority contain fallback language which adheres to the ISDA and ARRC standards. The LIBOR Act provides a means for transitioning certain contracts that lack fallback language and which we are not able to otherwise remediate prior to LIBOR cessation. We will continue to focus on reducing our LIBOR exposures through our transition efforts, normal operations and customer interactions.
Table 36: LIBOR Exposures on Derivatives and Commercial Loans

(Dollars in millions)	December 31, 2022
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$38,257	$34,606	$7,211
Commercial loans	33,099	28,994	887
Total	$71,356	$63,600	$8,098

100	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2021
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$103,562	$64,605	$14,536
Commercial loans	101,488	71,874	2,047
Total	$205,050	$136,479	$16,583
_________
(1)Commercial loan balances represent maximum potential exposures and derivatives represent notional exposure.
These transition efforts have been implemented to remediate our remaining LIBOR contracts by June 30, 2023. For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part I—Item 1A. Risk Factors—The transition away from LIBOR may adversely affect our business.”

101	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Average loans held for investment	$292,238	$252,730	$253,335
Net charge-offs	3,973	2,234	5,225
Net charge-off rate	1.36%	0.88%	2.06%
Table B—Reconciliation of Non-GAAP Measures
The following non-GAAP measure consists of our adjusted results that we believe helps investors and users of our financial information understand the effect of adjusting items on our selected reported results; however, it may not be comparable to similarly-titled measures reported by other companies. This adjusted result provides alternate measurements of our operating performance, both for the current period and trends across multiple periods. The following table presents reconciliations of the non-GAAP measure to the applicable amounts measured in accordance with GAAP. The non-GAAP measure below should not be viewed as a substitute for reported results determined in accordance with GAAP.

	December 31,
(Dollars in millions, except as noted)	2022	2021	2020
Adjusted operating efficiency ratio:
Operating expense (GAAP)	$15,146	$13,699	$13,446
Insurance recoveries and legal reserve activity	177	(100)	(313)
Restructuring charges	(72)	—	—
Cybersecurity Incident expenses, net of insurance	—	—	(27)
Adjusted operating expense (non-GAAP)	$15,251	$13,599	$13,106

Total net revenue (GAAP)	$34,250	$30,435	$28,523
U.K. PPI Reserve	—	—	(36)
Adjusted net revenue (non-GAAP)	$34,250	$30,435	$28,487

Operating efficiency ratio (GAAP)	44.22%	45.01%	47.14%
Impact of adjustments noted above	31bps	(33)bps	(113)bps
Adjusted operating efficiency ratio (non-GAAP)	44.53%	44.68%	46.01%

102	Capital One Financial Corporation (COF)

The following non-GAAP measures consist of TCE, tangible assets and metrics computed using these amounts, which include tangible book value per common share, return on average tangible assets, return on average TCE and TCE ratio. We consider these metrics to be key financial performance measures that management uses in assessing capital adequacy and the level of returns generated. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly-titled measures reported by other companies. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with GAAP.

	December 31,
(Dollars in millions, except as noted)	2022	2021	2020
Tangible Common Equity (Period-End):
Stockholders’ equity	$52,582	$61,029	$60,204
Goodwill and other intangible assets(1)	(14,902)	(14,907)	(14,809)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,847)
Tangible common equity	$32,835	$41,277	$40,548
Tangible Common Equity (Average):
Stockholders’ equity	$55,125	$62,556	$58,201
Goodwill and other intangible assets(1)	(14,905)	(14,805)	(14,875)
Noncumulative perpetual preferred stock	(4,845)	(5,590)	(5,247)
Tangible common equity	$35,375	$42,161	$38,079
Tangible Assets (Period-End):
Total assets	$455,249	$432,381	$421,602
Goodwill and other intangible assets(1)	(14,902)	(14,907)	(14,809)
Tangible assets	$440,347	$417,474	$406,793
Tangible Assets (Average):
Total assets	$440,538	$424,521	$411,187
Goodwill and other intangible assets(1)	(14,905)	(14,805)	(14,875)
Tangible assets	$425,633	$409,716	$396,312
Non-GAAP Ratio:
TCE(2)	7.5%	9.9%	10.0%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

103	Capital One Financial Corporation (COF)

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
Annual Report: References to “this Report” or our “2022 Form 10-K” or “2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Bank: Refers to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
Bank Merger: The merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity, that occurred on October 1, 2022.
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
CECL: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the CECL model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. This guidance was effective for us on January 1, 2020.
CECL Transition Rule: A rule adopted by the Federal Banking Agencies and effective in 2020 that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital.
COBNA: Capital One Bank (USA), National Association, one of our wholly-owned subsidiaries through September 30, 2022, offered credit card products along with other lending products and consumer services. On October 1, 2022, the Company completed the merger of COBNA with and into CONA, with CONA as the surviving entity.
Common equity Tier 1 (“CET1”) capital: CET1 capital primarily includes qualifying common shareholders’ equity, retained earnings and certain AOCI amounts less certain deductions for goodwill, intangible assets, and certain deferred tax assets.
CONA: Capital One, National Association, one of our wholly-owned subsidiaries, which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

104	Capital One Financial Corporation (COF)

Consolidated EEO-1 Report: Mandatory annual data collection requiring private sector employers with 100 or more employees or federal contractors with 50 or more employees meeting certain criteria to submit demographic workforce data including race/ethnicity, gender and job category.
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
Deposit Insurance Fund (“DIF”): A fund maintained by the FDIC to provide insurance coverage for certain deposits. It is funded through assessments on banks.
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
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation.
Federal Deposit Insurance Corporation (“FDIC”): An independent U.S. governmental agency that administers the DIF.
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
Framework: the Capital One enterprise-wide risk management framework.
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Home Loan Banks (“FHLB”).
Interest method: Method of amortization used to arrive at periodic interest income at a constant effective yield on the net investment in a financial asset.
Interest rate sensitivity: The exposure to interest rate movements.
Interest rate swaps: Contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that we use in our asset/liability management activities.

105	Capital One Financial Corporation (COF)

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

106	Capital One Financial Corporation (COF)

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
Stress capital buffer requirement: A component of our standardized approach capital conservation buffer, which is recalibrated annually based on the results of our supervisory stress tests.
Stress Capital Buffer Rule: In March 2020, the Federal Reserve issued a final rule to implement the stress capital buffer requirement.
Subprime: For purposes of lending in our Credit Card business, we generally consider FICO scores of 660 or below, or other equivalent risk scores, to be subprime. For purposes of auto lending in our Consumer Banking business, we generally consider FICO scores of 620 or below to be subprime.
Tangible common equity (“TCE”): A non-GAAP financial measure calculated as common equity less goodwill and other intangible assets inclusive of any related deferred tax liabilities.
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

107	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed securities
ACH: Automated Clearing House
ACL: Allowance for credit losses
AML: Anti-money laundering
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
CET1: Common equity Tier 1 capital
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CIBC: the Change in Bank Control Act
CISA: Cybersecurity and Infrastructure Security Agency
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
CPRA: California Privacy Rights Act
COBNA: Capital One Bank (USA), National Association
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CONA: Capital One, National Association
COSO: Committee of the Treadway Commission
COVID-19: Coronavirus disease of 2019
CRA: Community Reinvestment Act
CVA: Credit valuation adjustment
DCF: Discounted cash flow
DFAST: Dodd-Frank Act Stress Tests
DIB: Diversity Inclusion and Belonging
DIF: Deposit Insurance Fund
DRR: Designated Reserve Ratio
DVA: Debit valuation adjustment
EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act
EU: European Union

108	Capital One Financial Corporation (COF)

EU GDPR: EU General Data Protection Regulation
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: U.K. Financial Conduct Authority
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FDICIA: Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHC: Financial Holding Company
FHLB: Federal Home Loan Banks
FICO: Fair Isaac Corporation
FinCEN: Financial Crimes Enforcement Network
Fitch: Fitch Ratings
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
ICE: Intercontinental Exchange
IRM: Independent Risk Management
IRS: Internal Revenue Service
ISDA: International Swaps and Derivatives Association
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
LLC: Limited liability company
LTV: Loan-to-Value
MDL: Multi-district litigation
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NSFR: Net stable funding ratio
NYSE: New York Stock Exchange
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OTC: Over-the-counter

109	Capital One Financial Corporation (COF)

PCA: Prompt corrective action
PCAOB: Public Company Accounting Oversight Board
PCCR: Purchased credit card relationship
PCD: Purchased Credit-Deteriorated
PIPEDA: Personal Information Protection and Electronic Document Act
PPI: Payment protection insurance
PSU: Performance share units
RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VAC: Valuations Advisory Committee
VIE: Variable interest entity
XBRL: Extensible business reporting language

110	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part II—Item 7. MD&A—Market Risk Profile.”

111	Capital One Financial Corporation (COF)

112	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

February 24, 2023

113	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

114	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2021.
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

115	Capital One Financial Corporation (COF)

Allowance for credit losses—Credit Card and Consumer Banking
Description of the Matter
On December 31, 2022, the Company’s allowance for the credit card and consumer banking portfolios was $8.3 billion and $1.9 billion, respectively. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the allowance for credit losses (ACL or allowance) represents management’s current estimate of expected credit losses over the contractual terms of the Company’s held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of complex econometric statistical loss forecasting models tailored to each portfolio based on, among other things, expected economic conditions; historical loss, recovery, and paydown experience; account seasoning; and the value of collateral underlying secured loans. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Auditing the allowance for the credit card and consumer banking portfolios was especially challenging and highly judgmental due to the significant complexity of the loss forecasting models used in the quantitative element and the significant judgment required in establishing the qualitative element. The qualitative element requires management to make significant judgments regarding current and forward-looking conditions, internal and external factors, and uncertainty as it relates to economic, model, or forecast risks, where not already captured in the modeled results.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 24, 2023

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2022	2021	2020
Interest income:
Loans, including loans held for sale	$28,910	$24,263	$24,074
Investment securities	1,884	1,446	1,877
Other	443	60	82
Total interest income	31,237	25,769	26,033
Interest expense:
Deposits	2,535	956	2,165
Securitized debt obligations	384	119	232
Senior and subordinated notes	1,074	488	679
Other borrowings	130	35	44
Total interest expense	4,123	1,598	3,120
Net interest income	27,114	24,171	22,913
Provision (benefit) for credit losses	5,847	(1,944)	10,264
Net interest income after provision for credit losses	21,267	26,115	12,649
Non-interest income:
Interchange fees, net	4,606	3,860	3,017
Service charges and other customer-related fees	1,625	1,578	1,243
Other	905	826	1,350
Total non-interest income	7,136	6,264	5,610
Non-interest expense:
Salaries and associate benefits	8,425	7,421	6,805
Occupancy and equipment	2,050	2,003	2,118
Marketing	4,017	2,871	1,610
Professional services	1,807	1,440	1,312
Communications and data processing	1,379	1,262	1,215
Amortization of intangibles	70	29	60
Other	1,415	1,544	1,936
Total non-interest expense	19,163	16,570	15,056
Income from continuing operations before income taxes	9,240	15,809	3,203
Income tax provision	1,880	3,415	486
Income from continuing operations, net of tax	7,360	12,394	2,717
Income (loss) from discontinued operations, net of tax	0	(4)	(3)
Net income	7,360	12,390	2,714
Dividends and undistributed earnings allocated to participating securities	(88)	(105)	(20)
Preferred stock dividends	(228)	(274)	(280)
Issuance cost for redeemed preferred stock	0	(46)	(39)
Net income available to common stockholders	$7,044	$11,965	$2,375
Basic earnings per common share:
Net income from continuing operations	$17.98	$27.05	$5.20
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)
Net income per basic common share	$17.98	$27.04	$5.19
Diluted earnings per common share:
Net income from continuing operations	$17.91	$26.95	$5.19
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)
Net income per diluted common share	$17.91	$26.94	$5.18

See Notes to Consolidated Financial Statements.
117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net income	$7,360	$12,390	$2,714
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(7,973)	(1,889)	1,259
Net unrealized gains (losses) on hedging relationships	(2,300)	(1,244)	1,008
Foreign currency translation adjustments	1	10	76
Other	(18)	3	3
Other comprehensive income (loss), net of tax	(10,290)	(3,120)	2,346
Comprehensive income (loss)	$(2,930)	$9,270	$5,060

See Notes to Consolidated Financial Statements.
118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,193	$4,164
Interest-bearing deposits and other short-term investments	25,663	17,582
Total cash and cash equivalents	30,856	21,746
Restricted cash for securitization investors	400	308
Securities available for sale (amortized cost of $87.0 billion and $94.9 billion and allowance for credit losses of $3 million and $1 million as of December 31, 2022 and 2021, respectively)	76,919	95,261
Loans held for investment:
Unsecuritized loans held for investment	283,282	252,468
Loans held in consolidated trusts	29,049	24,872
Total loans held for investment	312,331	277,340
Allowance for credit losses	(13,240)	(11,430)
Net loans held for investment	299,091	265,910
Loans held for sale ($191 million and $1.0 billion carried at fair value as of December 31, 2022 and 2021, respectively)	203	5,888
Premises and equipment, net	4,351	4,210
Interest receivable	2,104	1,460
Goodwill	14,777	14,782
Other assets	26,548	22,816
Total assets	$455,249	$432,381

Liabilities:
Interest payable	$527	$281
Deposits:
Non-interest-bearing deposits	32,203	38,043
Interest-bearing deposits	300,789	272,937
Total deposits	332,992	310,980
Securitized debt obligations	16,973	14,994
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	820
Senior and subordinated notes	30,826	27,219
Other borrowings	33	53
Total other debt	31,742	28,092
Other liabilities	20,433	17,005
Total liabilities	402,667	371,352
Commitments, contingencies and guarantees (see Note 18)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both December 31, 2022 and 2021)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 690,334,422 and 685,057,944 shares issued as of December 31, 2022 and 2021, respectively; 381,318,702 and 413,858,537 shares outstanding as of December 31, 2022 and 2021, respectively)	7	7
Additional paid-in capital, net	34,725	34,112
Retained earnings	57,184	51,006
Accumulated other comprehensive income (loss)	(9,916)	374
Treasury stock, at cost (par value $0.01 per share; 309,015,720 and 271,199,407 shares as of December 31, 2022 and 2021, respectively)	(29,418)	(24,470)
Total stockholders’ equity	52,582	61,029
Total liabilities and stockholders’ equity	$455,249	$432,381

See Notes to Consolidated Financial Statements.
119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,975,000	$0	672,969,391	$7	$32,980	$40,340	$1,156	$(16,472)	$58,011
Cumulative effects from adoption of the CECL standard						(2,184)	(8)		(2,192)
Comprehensive income						2,714	2,346		5,060
Dividends—common stock(1)			32,466	0	3	(463)			(460)
Dividends—preferred stock						(280)			(280)
Purchases of treasury stock								(393)	(393)
Issuances of common stock and restricted stock, net of forfeitures			5,539,010	0	241				241
Exercises of stock options			1,391,970	0	62				62
Issuances of preferred stock	1,375,000	0			1,330				1,330
Redemptions of preferred stock	(1,375,000)	0			(1,336)	(39)			(1,375)
Compensation expense for restricted stock units and stock options					200				200
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income (loss)						12,390	(3,120)		9,270
Dividends—common stock(1)			28,410	0	4	(1,152)			(1,148)
Dividends—preferred stock						(274)			(274)
Purchases of treasury stock								(7,605)	(7,605)
Issuances of common stock and restricted stock, net of forfeitures			4,178,919	0	253				253
Exercises of stock options			917,778	0	55				55
Issuances of preferred stock	2,100,000	0			2,052				2,052
Redemptions of preferred stock	(2,100,000)	0			(2,054)	(46)			(2,100)
Compensation expense for restricted stock units					322				322
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						7,360	(10,290)		(2,930)
Dividends—common stock(1)			33,511	0	4	(954)			(950)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(4,948)	(4,948)
Issuances of common stock and restricted stock, net of forfeitures			4,909,173	0	276				276
Exercises of stock options			333,794	0	19				19
Compensation expense for restricted stock units					314				314
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
__________
(1)We declared dividends per share on our common stock of $0.60 in each quarter of 2022 and the fourth quarter of 2021, $1.20 in the third quarter of 2021, $0.40 in the first two quarters of both 2021 and 2020, and $0.10 in the last two quarters of 2020.

See Notes to Consolidated Financial Statements.
120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Operating activities:
Income (loss) from continuing operations, net of tax	$7,360	$12,394	$2,717
Income (loss) from discontinued operations, net of tax	0	(4)	(3)
Net income	7,360	12,390	2,714
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	5,847	(1,944)	10,264
Depreciation and amortization, net	3,210	3,481	3,501
Deferred tax provision (benefit)	(772)	605	(1,627)
Net securities losses (gains)	9	(2)	(25)
Gain on sales of loans	(196)	1	(6)
Stock-based compensation expense	314	331	203
Other	40	46	(520)
Loans held for sale:
Originations and purchases	(8,822)	(9,141)	(10,055)
Proceeds from sales and paydowns	9,679	9,123	9,856
Changes in operating assets and liabilities:
Changes in interest receivable	(641)	17	287
Changes in other assets	(2,973)	(4,114)	979
Changes in interest payable	246	(71)	(87)
Changes in other liabilities	511	1,594	1,212
Net change from discontinued operations	(3)	(6)	3
Net cash from operating activities	13,809	12,310	16,699
Investing activities:
Securities available for sale:
Purchases	(14,850)	(27,884)	(43,026)
Proceeds from paydowns and maturities	19,074	26,969	22,324
Proceeds from sales	2,570	2,776	812
Loans:
Net changes in loans originated as held for investment	(35,885)	(33,833)	4,136
Principal recoveries of loans previously charged off	2,091	2,506	2,452
Net purchases of premises and equipment	(934)	(698)	(710)
Net cash used in acquisition activities	(1,176)	(669)	(7)
Net cash used in other investing activities	(628)	(668)	(822)
Net cash used in investing activities	(29,738)	(31,501)	(14,841)

See Notes to Consolidated Financial Statements.
121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Financing activities:
Deposits and borrowings:
Changes in deposits	$22,539	$5,687	$42,519
Issuance of securitized debt obligations	9,728	6,232	1,248
Maturities and paydowns of securitized debt obligations	(7,060)	(3,442)	(6,885)
Issuance of senior and subordinated notes and long-term FHLB advances	21,272	4,486	3,987
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(15,561)	(3,851)	(8,156)
Changes in other borrowings	44	129	(6,674)
Common stock:
Net proceeds from issuances	276	253	241
Dividends paid	(950)	(1,148)	(460)
Preferred stock:
Net proceeds from issuances	0	2,052	1,330
Dividends paid	(228)	(274)	(280)
Redemptions	0	(2,100)	(1,375)
Purchases of treasury stock	(4,948)	(7,605)	(393)
Proceeds from share-based payment activities	19	55	62
Net cash from (used in) financing activities	25,131	474	25,164
Changes in cash, cash equivalents and restricted cash for securitization investors	9,202	(18,717)	27,022
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	22,054	40,771	13,749
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$31,256	$22,054	$40,771
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$697	$4,843	$2,192
Interest paid	3,609	2,158	3,580
Income tax paid	1,852	2,527	988

See Notes to Consolidated Financial Statements.
122	Capital One Financial Corporation (COF)

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
As of December 31, 2022, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”).
The Company is hereafter collectively referred to as “we,” “us” or “our.” References to the “Bank” shall mean and refer to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
We also offer products outside of the United States of America (“U.S.”) principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of CONA organized and located in the United Kingdom (“U.K.”), and through a branch of CONA in Canada. Both COEP and our Canadian branch of CONA have the authority to provide credit card loans.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have any securities that were classified as held to maturity as of December 31, 2022 and 2021.
We report securities available for sale on our consolidated balance sheets at fair value. The amortized cost of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest, amortization of premiums, discounts, and net deferred fees and costs, any applicable fair value hedge accounting adjustments, collection of cash, and charge-offs. Unrealized gains or losses are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). Unamortized premiums, discounts and other basis adjustments for available for sale securities are generally recognized in interest income over the contractual lives of the securities using the interest method. However, premiums on certain callable investment securities are amortized to the earliest call date. We record purchases and sales of investment securities available for sale on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first-in first-out method of identification, and are included in non-interest income in our consolidated statements of income. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses - Available for Sale Investment Securities
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses over the contractual terms of our investment securities classified as available for sale. When an investment security available for sale is impaired due to credit factors, we recognize a provision for credit losses in our consolidated statements of income and an allowance for credit losses on our consolidated balance sheets. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have an allowance for credit losses as the investment security could be sold at its fair value to prevent realization of any credit losses. We exclude accrued interest from the fair value and amortized cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.
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
Loans
Our loan portfolio consists of loans held for investment, including loans held in our consolidated securitization trusts, and loans held for sale and is divided into three portfolio segments: credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate loans as well as commercial and industrial loans.
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
Interest income is recognized on performing loans on an accrual basis. We defer loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. The amortized cost of loans held for investment is subject to our allowance for credit losses methodology described below under the “Allowance for Credit Losses - Loans Held for Investment” section of this Note.
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
If a loan is transferred from held for investment to held for sale, then on the transfer date, any decline in fair value related to credit is recorded as a charge-off and any remaining allowance for credit losses is reversed through our provision for credit losses. The loan is then reclassified to held for sale at its amortized cost at the date of the transfer. A valuation allowance is established, if needed, such that the loan held for sale is recorded at the lower of cost or fair value. Subsequent to transfer, we report write-downs or recoveries in fair value up to the carrying value at the date of transfer and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income. We calculate the gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold, net of the fair value of any interests retained.
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
We account for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination. We refer to these loans which are accounted for under accounting guidance for purchased financial assets with more-than-insignificant deterioration in credit quality since origination as “PCD loans.”
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. Our loan modifications typically include short-term payment deferrals, an extension of the loan term, a reduction in the interest rate, a reduction in the loan balance, or a combination of these modifications. A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). See “Note 3—Loans” for additional information on our loan modifications and restructurings, including those in response to the COVID-19 pandemic.
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
•Consumer banking loans: We generally charge off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off period for auto loans is 120 days past due. Small business banking loans generally charge off at 120 days past due or based on the date the amortized cost basis is deemed uncollectible. Auto loans that have not been previously charged off where the borrower has filed for bankruptcy and the loan has not been reaffirmed charge off in the period that the loan is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto loans that have not been previously charged off and have been discharged under Chapter 7 bankruptcy are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.
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
Expected credit losses for collateral-dependent loans are based on the fair value of the underlying collateral. When we intend to liquidate the collateral, the fair value of the collateral is adjusted for expected costs to sell. A loan is deemed to be a collateral-dependent loan when (i) we determine foreclosure or repossession of the underlying collateral is probable, or (ii) foreclosure or repossession is not probable, but the borrower is experiencing financial difficulty and we expect repayment to be provided substantially through the operation or sale of the collateral. The allowance for a collateral-dependent loan reflects the difference between the loan’s amortized cost basis and the fair value (less selling costs, where applicable) of the loan’s underlying collateral.
Our credit card and consumer banking loan portfolios consist of smaller-balance, homogeneous loans. The consumer banking loan portfolio is divided into two primary portfolio segments: auto loans and retail banking loans. We assess our credit card and consumer banking loan portfolios based on common risk characteristics, such as origination year, contract type, interest rate, borrower credit score and geography. The commercial banking loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to reviews that result in internal risk ratings. In assessing the risk rating of a particular commercial banking loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience and industry-specific information that management believes is relevant in determining and measuring expected credit losses. Subjective assessment and interpretation are involved. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that commercial banking loan.
For consumer banking and commercial banking loans, the contractual period typically does not include renewals or extensions because the renewals and extensions are generally not at the borrower’s exclusive option to exercise. The undrawn credit exposure associated with our credit card loans is unconditionally cancellable. For this reason, expected credit losses are measured based only on the drawn balance at each quarterly measurement date and not on the undrawn exposure. Because credit card loans do not have a defined contractual life, management estimates both the volume and application of payments to determine a contractual life of the drawn balance at the measurement date over which expected credit losses are developed for credit card loans.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allowance related to credit card and consumer banking loans assessed on a pooled basis is based on a modeled calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of historical losses in each pool based upon various statistical analyses, with adjustments for current conditions and reasonable and supportable forecasts of conditions, which includes expected economic conditions. Loss forecast models are utilized to estimate expected credit losses and consider several portfolio indicators including, but not limited to, expected economic conditions, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, borrower credit scores and general business trends. Management also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date and is assigned to one or more reporting units at acquisition. A reporting unit is defined as an operating segment, or a business unit that is one level below an operating segment. We have four reporting units: Credit Card, Auto Finance, Other Consumer Banking and Commercial Banking. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. These indicators could include a sustained, significant decline in the Company’s stock price, a decline in expected future cash flows, significant disposition activity, a significant adverse change in the economic or business environment, and the testing for recoverability of a significant asset group, among others.
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
Litigation
We establish reserves for litigation-related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Professional service costs, including fees for attorneys and experts, expected to be incurred in connection with a loss contingency are expensed as services are provided. See “Note 18—Commitments, Contingencies, Guarantees and Others” for additional information.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel, or covering eligible charges. The amount of reward that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, rewards expense is generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed and is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. Our customer rewards reserve assumes the vast majority of all rewards earned will eventually be redeemed.
Revenue Recognition
Interest Income and Fees
Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying arrangements.
Loan origination fees, direct loan origination costs, premiums and discounts on loans held for investment are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the interest method. Costs deferred include, among other things, incentives paid to our network of auto dealers for loan referrals. In certain circumstances, we elect to factor prepayment estimates into the calculation of the constant effective yield necessary to apply the interest method. Prepayment estimates are based on historical prepayment data, existing and forecasted interest rates,

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and economic data. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period.
Unamortized premiums, discounts and other basis adjustments on investment securities are generally recognized in interest income over the contractual lives of the securities using the interest method. However, premiums for certain callable investment securities are amortized to the earliest call date.
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
Card Partnership Agreements
We have contractual agreements with certain retailers and other partners to provide lending and other services to a mutual customer base. We primarily issue private-label and cobrand credit card loans to these customers over the terms of the partnership agreements.
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
One partnership agreement met the definition of a collaborative arrangement as of December 31, 2021 and 2020. This agreement was amended in the first quarter of 2022. While we continue to share a fixed percentage of revenues consisting of finance charges and late fees with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred, the amended agreement does not meet the definition of a collaborative arrangement. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.0 billion and $1.1 billion in the years ended December 31, 2021 and

134	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020, respectively, for amounts earned by the partner during the years this agreement met the definition of a collaborative arrangement. The impact of all of our loss sharing arrangements that are presented on a net basis is included in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”
Stock-Based Compensation
We are authorized to issue stock–based compensation to employees and directors in various forms, primarily as restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options. In addition, we also issue cash-settled RSUs which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We calculate basic earnings per share by dividing net income, after deducting dividends on preferred stock and participating securities as well as undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares. We calculate diluted earnings per share in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include stock options, restricted stock units, and performance share units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share. See “Note 12—Earnings Per Common Share” for additional details.
Derivative Instruments and Hedging Activities
All derivative financial instruments, whether designated in a qualifying hedge accounting relationship or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities. See “Note 9—Derivative Instruments and Hedging Activities” for additional details.
Fair Value
Fair value, also referred to as an exit price, is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. See “Note 16—Fair Value Measurement” for additional information.
Accounting for Acquisitions
We account for business combinations under the acquisition method of accounting. Under the acquisition method, tangible and intangible identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recorded at fair value as of the acquisition date, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the identifiable net assets acquired. Likewise, if the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in other non-interest income.
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
Accounting Standards Adopted During the Twelve Months Ended December 31, 2022

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of December 31, 2022 and 2021, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of December 31, 2022 and 2021. Accrued interest receivable of $215 million and $207 million as of December 31, 2022 and 2021, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,129	$0	$2	$(90)	$5,041
RMBS:
Agency	71,212	0	53	(9,413)	61,852
Non-agency	653	(3)	93	(6)	737
Total RMBS	71,865	(3)	146	(9,419)	62,589
Agency CMBS	8,626	0	4	(760)	7,870
Other securities(1)	1,427	0	2	(10)	1,419
Total investment securities available for sale	$87,047	$(3)	$154	$(10,279)	$76,919

	December 31, 2021
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,419	$0	$23	$0	$9,442
RMBS:
Agency	72,593	0	958	(931)	72,620
Non-agency	792	(1)	205	0	996
Total RMBS	73,385	(1)	1,163	(931)	73,616
Agency CMBS	9,237	0	195	(63)	9,369
Other securities(1)	2,830	0	6	(2)	2,834
Total investment securities available for sale	$94,871	$(1)	$1,387	$(996)	$95,261
__________
(1)Includes $707 million and $2.0 billion of asset-backed securities (“ABS”) as of December 31, 2022 and 2021, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021. The amounts include securities available for sale without an allowance for credit losses.

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 2.2: Securities in a Gross Unrealized Loss Position

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,464	$(57)	$448	$(33)	$2,912	$(90)
RMBS:
Agency	23,271	(1,809)	36,803	(7,604)	60,074	(9,413)
Non-agency	14	(1)	3	0	17	(1)
Total RMBS	23,285	(1,810)	36,806	(7,604)	60,091	(9,414)
Agency CMBS	4,325	(267)	3,214	(493)	7,539	(760)
Other securities	555	(7)	76	(3)	631	(10)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$30,629	$(2,141)	$40,544	$(8,133)	$71,173	$(10,274)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
RMBS:
Agency	$37,492	$(632)	$8,606	$(299)	$46,098	$(931)
Non-agency	3	0	1	0	4	0
Total RMBS	37,495	(632)	8,607	(299)	46,102	(931)
Agency CMBS	2,999	(36)	803	(27)	3,802	(63)
Other securities	1,207	(2)	0	0	1,207	(2)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$41,701	$(670)	$9,410	$(326)	$51,111	$(996)
__________
(1)    Consists of approximately 2,840 and 740 securities in gross unrealized loss positions as of December 31, 2022 and 2021, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of December 31, 2022, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2022
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$0	$5,041	$0	$0	$5,041
RMBS(1):
Agency	0	103	1,151	60,598	61,852
Non-agency	0	0	0	737	737
Total RMBS	0	103	1,151	61,335	62,589
Agency CMBS(1)	296	2,125	3,583	1,866	7,870
Other securities	424	965	30	0	1,419
Total securities available for sale	$720	$8,234	$4,764	$63,201	$76,919
Amortized cost of securities available for sale	$726	$8,492	$5,281	$72,548	$87,047
Weighted-average yield for securities available for sale	3.54%	2.12%	2.54%	2.35%	2.34%
__________
(1)As of December 31, 2022, the weighted-average expected maturities of RMBS and Agency CMBS were 7.1 years and 5.0 years, respectively.
Table 2.4 Net Securities Gains or Losses and Proceeds from Sales
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Realized gains (losses):
Gross realized gains	$1	$10	$25
Gross realized losses	(10)	(8)	0
Net realized gains (losses)	$(9)	$2	$25
Total proceeds from sales	$2,570	$2,776	$812
Securities Pledged and Received
We pledged investment securities totaling $21.3 billion and $20.8 billion as of December 31, 2022 and 2021, respectively. These securities are primarily pledged to secure Public Fund Deposits and FHLB advances, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $82 million and $1 million as of December 31, 2022 and 2021, respectively, related to our derivative transactions.

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. We further divide our loans held for investment into three portfolio segments: credit card, consumer banking and commercial banking. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate as well as commercial and industrial loans. The information presented in the tables in this note excludes loans held for sale, which are carried at either fair value (if we elect the fair value option) or at the lower of cost or fair value.
Accrued interest receivable of $1.9 billion and $1.2 billion as of December 31, 2022 and 2021, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of December 31, 2022 and 2021. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$127,066	$1,405	$975	$2,135	$4,515	$131,581
International card businesses	5,895	86	58	110	254	6,149
Total credit card	132,961	1,491	1,033	2,245	4,769	137,730
Consumer Banking:
Auto	73,467	3,101	1,418	387	4,906	78,373
Retail banking	1,518	13	4	17	34	1,552
Total consumer banking	74,985	3,114	1,422	404	4,940	79,925
Commercial Banking:
Commercial and multifamily real estate	37,417	0	1	35	36	37,453
Commercial and industrial	56,942	61	55	165	281	57,223
Total commercial banking	94,359	61	56	200	317	94,676
Total loans(1)	$302,305	$4,666	$2,511	$2,849	$10,026	$312,331
% of Total loans	96.79%	1.50%	0.80%	0.91%	3.21%	100.00%

	December 31, 2021
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$106,312	$773	$528	$1,110	$2,411	$108,723
International card businesses	5,836	77	50	86	213	6,049
Total credit card	112,148	850	578	1,196	2,624	114,772
Consumer Banking:
Auto	72,221	2,385	933	240	3,558	75,779
Retail banking	1,807	35	7	18	60	1,867
Total consumer banking	74,028	2,420	940	258	3,618	77,646

141	Capital One Financial Corporation (COF)

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
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.4 billion as of both December 31, 2022 and 2021.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of December 31, 2022 and 2021. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2022			December 31, 2021
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$2,135	N/A	$0	$1,110	N/A	$0
International card businesses	105	$9	0	82	$10	0
Total credit card	2,240	9	0	1,192	10	0
Consumer Banking:
Auto	0	595	0	0	344	0
Retail banking	0	39	8	0	47	4
Total consumer banking	0	634	8	0	391	4
Commercial Banking:
Commercial and multifamily real estate	0	271	246	3	383	268
Commercial and industrial	0	430	294	0	316	257
Total commercial banking	0	701	540	3	699	525
Total	$2,240	$1,344	$548	$1,195	$1,100	$529
% of Total loans held for investment	0.72%	0.43%	0.18%	0.43%	0.40%	0.19%
__________
(1)We recognized interest income for loans classified as nonperforming of $66 million and $43 million for the years ended December 31, 2022 and 2021 respectively.

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
The table below presents our credit card portfolio by delinquency status as of December 31, 2022 and 2021.
Table 3.3: Credit Card Delinquency Status

	December 31, 2022			December 31, 2021
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$126,811	$255	$127,066	$105,985	$327	$106,312
30-59 days	1,388	17	1,405	760	13	773
60-89 days	964	11	975	519	9	528
Greater than 90 days	2,121	14	2,135	1,100	10	1,110
Total domestic credit card	131,284	297	131,581	108,364	359	108,723

International card businesses:
Current	5,866	29	5,895	5,795	41	5,836
30-59 days	83	3	86	73	4	77
60-89 days	55	3	58	47	3	50
Greater than 90 days	106	4	110	82	4	86
Total international card businesses	6,110	39	6,149	5,997	52	6,049
Total credit card	$137,394	$336	$137,730	$114,361	$411	$114,772

143	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of December 31, 2022 and 2021. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Credit Quality Indicator

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,872	$14,246	$5,354	$2,595	$1,032	$328	$41,427	$0	$0	$41,427
621-660	6,212	5,060	2,257	1,167	513	185	15,394	0	0	15,394
620 or below	7,717	6,501	3,898	2,144	914	378	21,552	0	0	21,552
Total auto	31,801	25,807	11,509	5,906	2,459	891	78,373	0	0	78,373

Retail banking—Delinquency status:
Current	166	128	82	133	127	470	1,106	408	4	1,518
30-59 days	2	1	0	0	0	2	5	8	0	13
60-89 days	0	1	0	0	0	1	2	2	0	4
Greater than 90 days	0	0	0	0	3	8	11	4	2	17
Total retail banking	168	130	82	133	130	481	1,124	422	6	1,552
Total consumer banking	$31,969	$25,937	$11,591	$6,039	$2,589	$1,372	$79,497	$422	$6	$79,925

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$20,758	$8,630	$4,739	$2,394	$1,153	$301	$37,975	$0	$0	$37,975
621-660	7,456	3,721	2,109	1,084	537	157	15,064	0	0	15,064
620 or below	9,522	6,336	3,767	1,840	949	326	22,740	0	0	22,740
Total auto	37,736	18,687	10,615	5,318	2,639	784	75,779	0	0	75,779

Retail banking—Delinquency status:
Current	285	171	172	161	176	491	1,456	345	6	1,807
30-59 days	0	2	2	7	0	1	12	23	0	35
60-89 days	0	4	0	0	0	2	6	1	0	7
Greater than 90 days	0	1	0	1	1	9	12	4	2	18
Total retail banking	285	178	174	169	177	503	1,486	373	8	1,867

144	Capital One Financial Corporation (COF)

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
We use our internal risk rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for credit losses. Generally, loans that are designated as criticized performing and criticized nonperforming are reviewed quarterly by management to determine if they are appropriately classified/rated and whether any impairment exists. Noncriticized loans are also generally reviewed, at least annually, to determine the appropriate risk rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of December 31, 2022 and 2021. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$9,527	$4,086	$1,161	$1,671	$1,280	$2,898	$20,623	$13,254	$25	$33,902
Criticized performing	814	376	202	412	302	1,061	3,167	113	0	3,280
Criticized nonperforming	101	22	0	13	19	116	271	0	0	271
Total commercial and multifamily real estate	10,442	4,484	1,363	2,096	1,601	4,075	24,061	13,367	25	37,453
Commercial and industrial
Noncriticized	22,105	6,031	2,934	1,809	973	2,658	36,510	17,187	21	53,718
Criticized performing	992	560	156	160	167	76	2,111	964	0	3,075
Criticized nonperforming	196	21	5	87	40	5	354	76	0	430
Total commercial and industrial	23,293	6,612	3,095	2,056	1,180	2,739	38,975	18,227	21	57,223
Total commercial banking	$33,735	$11,096	$4,458	$4,152	$2,781	$6,814	$63,036	$31,594	$46	$94,676

146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Term Loans by Vintage Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$6,590	$2,924	$3,393	$2,401	$793	$3,538	$19,639	$12,286	$0	$31,925
Criticized performing	248	195	329	317	261	1,478	2,828	101	25	2,954
Criticized nonperforming	0	0	88	20	9	266	383	0	0	383
Total commercial and multifamily real estate	6,838	3,119	3,810	2,738	1,063	5,282	22,850	12,387	25	35,262
Commercial and industrial
Noncriticized	12,662	7,039	5,506	2,750	1,730	3,033	32,720	14,310	59	47,089
Criticized performing	279	188	838	207	120	167	1,799	456	0	2,255
Criticized nonperforming	32	52	85	93	6	10	278	38	0	316
Total commercial and industrial	12,973	7,279	6,429	3,050	1,856	3,210	34,797	14,804	59	49,660
Total commercial banking	$19,811	$10,398	$10,239	$5,788	$2,919	$8,492	$57,647	$27,191	$84	$84,922
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

147	Capital One Financial Corporation (COF)

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

Additional guidance issued by the Federal Banking Agencies and contained in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided banking organizations with TDR relief for loan modifications to certain qualifying borrowers impacted by the Coronavirus Disease of 2019 (“COVID-19”) pandemic. The guidance in the CARES Act expired on January 1, 2022, at which time we also concurrently ceased applying the additional guidance issued by the Federal Banking Agencies. We adopted Accounting Standard Update (“ASU”) No. 2022-02 as of January 1, 2023, which eliminates the accounting guidance for TDRs.
Total recorded TDRs were $2.7 billion and $1.6 billion as of December 31, 2022 and 2021, respectively. TDRs classified as performing in our credit card and consumer banking loan portfolios totaled $1.5 billion and $1.1 billion as of December 31, 2022 and 2021, respectively. TDRs classified as performing in our commercial banking loan portfolio totaled $595 million and $192 million as of December 31, 2022 and 2021, respectively. Commitments to lend additional funds on loans modified in TDRs totaled $219 million and $168 million as of December 31, 2022 and 2021, respectively.
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the years ended December 31, 2022, 2021 and 2020.
Table 3.6: Troubled Debt Restructurings

		Year Ended December 31, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$306	100%	16.54%	N/A	N/A
International card businesses	127	100	27.42	N/A	N/A
Total credit card	433	100	19.73	N/A	N/A
Consumer Banking:
Auto	1,070	57	8.53	97%	4
Retail banking	7	N/A	N/A	92	13
Total consumer banking	1,077	57	8.53	97	4
Commercial Banking:
Commercial and multifamily real estate	385	8	0.28	84	13
Commercial and industrial	357	N/A	N/A	64	13
Total commercial banking	742	4	0.28	74	13
Total	$2,252

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31, 2021
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$154	100%	15.90%	N/A	N/A	N/A	N/A
International card businesses	123	100	27.70	N/A	N/A	N/A	N/A
Total credit card	277	100	21.15	N/A	N/A	N/A	N/A
Consumer Banking:
Auto	371	43	8.72	93%	4	0%	$1
Retail banking	3	13	2.94	30	42	N/A	N/A
Total consumer banking	374	42	8.70	93	4	0	1
Commercial Banking:
Commercial and multifamily real estate	49	21	1.19	85	11	N/A	N/A
Commercial and industrial	112	N/A	N/A	30	6	N/A	N/A
Total commercial banking	161	6	1.19	46	9	N/A	N/A
Total	$812

		Year Ended December 31, 2020
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)	Average Rate Reduction	% of TDR Activity(2)	Average Term Extension (Months)	% of TDR Activity(2)	Gross Balance Reduction
Credit Card:
Domestic credit card	$243	100%	15.94%	N/A	N/A	N/A	N/A
International card businesses	168	100	27.38	N/A	N/A	N/A	N/A
Total credit card	411	100	20.61	N/A	N/A	N/A	N/A
Consumer Banking:
Auto	536	11	5.68	95%	3	0%	$1
Retail banking	5	11	10.86	20	8	N/A	N/A
Total consumer banking	541	11	5.73	94	3	0	1
Commercial Banking:
Commercial and multifamily real estate	98	N/A	N/A	86	5	N/A	N/A
Commercial and industrial	439	4	0.14	52	21	4	7
Total commercial banking	537	3	0.14	58	17	3	7
Total	$1,489
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
Table 3.7: TDR—Subsequent Defaults

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	37,029	$75	18,694	$35	32,639	$69
International card businesses	74,432	79	58,914	87	58,363	87
Total credit card	111,461	154	77,608	122	91,002	156
Consumer Banking:
Auto	16,100	285	8,847	136	5,877	77
Retail banking	1	1	9	0	10	1
Total consumer banking	16,101	286	8,856	136	5,887	78
Commercial Banking:
Commercial and multifamily real estate	2	27	1	50	1	50
Commercial and industrial	5	56	7	120	15	130
Total commercial banking	7	83	8	170	16	180
Total	127,569	$523	86,472	$428	96,905	$414
Loans Pledged
We pledged loan collateral of $9.8 billion and $10.3 billion to secure a portion of our FHLB borrowing capacity of $19.9 billion and $19.7 billion as of December 31, 2022 and 2021, respectively. We also pledged loan collateral of $34.1 billion and $26.5 billion to secure our Federal Reserve Discount Window borrowing capacity of $19.7 billion and $19.6 billion as of December 31, 2022 and 2021, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Loans Held for Sale
Our total loans held for sale was $203 million and $5.9 billion as of December 31, 2022 and 2021, respectively. We originated for sale $8.6 billion, $9.1 billion and $10.0 billion of commercial multifamily real estate loans in 2022, 2021 and 2020, respectively, and typically retain servicing rights upon the sale of these loans.
Revolving Loans Converted to Term Loans
For the years ended December 31, 2022 and 2021, we converted $441 million and $223 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
For credit card loans, accrued interest is charged off simultaneously with the charge off of other components of amortized cost as a reduction of revenue. Total net revenue was reduced by $946 million, $629 million and $1.1 billion in 2022, 2021 and 2020, respectively, for finance charge and fees charged-off as uncollectible.
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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2022, 2021 and 2020. Our allowance for credit losses increased by $1.8 billion to $13.2 billion as of December 31, 2022 from 2021.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2019	$5,395	$1,038	$775	$7,208
Cumulative effects from adoption of the CECL standard	2,241	502	102	2,845
Finance charge and fee reserve reclassification(1)	462	0	0	462
Balance as of January 1, 2020	8,098	1,540	877	10,515
Charge-offs	(5,749)	(1,534)	(394)	(7,677)
Recoveries(2)	1,479	956	17	2,452
Net charge-offs	(4,270)	(578)	(377)	(5,225)
Provision for credit losses	7,327	1,753	1,158	10,238
Allowance build for credit losses(3)	3,057	1,175	781	5,013
Other changes(4)	36	0	0	36
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Reserve for unfunded lending commitments:
Balance as of December 31, 2019	0	5	130	135
Cumulative effects from adoption of the CECL standard	0	(5)	42	37
Balance as of January 1, 2020	0	0	172	172
Provision for losses on unfunded lending commitments	0	0	23	23
Balance as of December 31, 2020	0	0	195	195
Combined allowance and reserve as of December 31, 2020	$11,191	$2,715	$1,853	$15,759
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(3,481)	(1,211)	(48)	(4,740)
Recoveries(2)	1,525	935	46	2,506
Net charge-offs	(1,956)	(276)	(2)	(2,234)
Benefit for credit losses	(902)	(521)	(489)	(1,912)
Allowance release for credit losses	(2,858)	(797)	(491)	(4,146)
Other changes(4)	12	0	0	12
Balance as of December 31, 2021	8,345	1,918	1,167	11,430
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(30)	(30)
Balance as of December 31, 2021	0	0	165	165
Combined allowance and reserve as of December 31, 2021	$8,345	$1,918	$1,332	$11,595
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(4,362)	(1,614)	(88)	(6,064)
Recoveries(2)	1,314	760	17	2,091
Net charge-offs	(3,048)	(854)	(71)	(3,973)
Provision (benefit) for credit losses	4,265	1,173	362	5,800
Allowance build for credit losses	1,217	319	291	1,827
Other changes(4)	(17)	0	0	(17)
Balance as of December 31, 2022	9,545	2,237	1,458	13,240
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	53	53
Balance as of December 31, 2022	0	0	218	218
Combined allowance and reserve as of December 31, 2022	$9,545	$2,237	$1,676	$13,458
__________
(1)Concurrent with our adoption of the current expected credit losses (“CECL”) standard in the first quarter of 2020, we reclassified our finance charge and fee reserve to our allowance for credit losses, with a corresponding increase to credit card loans held for investment.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(3)Includes an allowance release of $327 million for a partnership credit card loan portfolio transferred to held for sale in the third quarter of 2020.
(4)Primarily represents foreign currency translation adjustments and, in periods of acquisition, initial allowance builds for purchase credit-deteriorated loans.

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
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2022, 2021 and 2020.
Table 4.2: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Estimated reimbursements from partners, beginning of period(1)	$1,450	$2,159	$2,166
Amounts due from partners which reduced net charge-offs	(515)	(438)	(959)
Amounts expected to become due from (to) partners which reduced (increased) provision for credit losses	623	(271)	952
Estimated reimbursements from partners, end of period	$1,558	$1,450	$2,159
__________
(1)Includes effects from adoption of the CECL standard in the first quarter of 2020.

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
In the normal course of business, we enter into various types of transactions with entities that are considered to be variable interest entities (“VIEs”). Our primary involvement with VIEs is related to our securitization transactions in which we transfer assets to securitization trusts. We primarily securitize credit card and auto loans, which provide a source of funding for us and enable us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.
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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2022 and 2021. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,620	$13,877	$0	$0	$0
Auto loan securitizations	4,863	4,002	0	0	0
Total securitization-related VIEs	28,483	17,879	0	0	0
Other VIEs:(3)
Affordable housing entities	261	19	4,944	1,596	4,944
Entities that provide capital to low-income and rural communities	2,301	10	0	0	0
Other(4)	0	0	337	0	337
Total other VIEs	2,562	29	5,281	1,596	5,281
Total VIEs	$31,045	$17,908	$5,281	$1,596	$5,281

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$21,569	$13,016	$0	$0	$0
Auto loan securitizations	2,552	2,187	0	0	0
Total securitization-related VIEs	24,121	15,203	0	0	0

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Other VIEs:(3)
Affordable housing entities	263	27	4,774	1,454	4,774
Entities that provide capital to low-income and rural communities	2,074	26	0	0	0
Other(4)	0	0	383	0	383
Total other VIEs	2,337	53	5,157	1,454	5,157
Total VIEs	$26,458	$15,256	$5,157	$1,454	$5,157
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $616 million of liabilities as of December 31, 2022, and $2.2 billion of assets and $568 million of liabilities as of December 31, 2021.
(4)Primarily consists of variable interests in companies that promote renewable energy sources and other equity method investments.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to government-sponsored enterprises (“GSEs”) who may, in turn, securitize them. We retain the related MSRs and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either solely invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and ourselves. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 18—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 6—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2022 and 2021.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
December 31, 2022:
Securities held by third-party investors	$12,976	$3,997
Receivables in the trusts	24,367	4,682
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2021:
Securities held by third-party investors	$12,808	$2,186
Receivables in the trusts	22,454	2,418
Cash balance of spread or reserve accounts	0	13
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the years ended December 31, 2022 and 2021, we recognized amortization of $637 million and $633 million, respectively, and tax credits of $664 million and $644 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $4.9 billion and $4.7 billion as of December 31, 2022 and 2021, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.8 billion and $1.7 billion as of December 31, 2022 and 2021 respectively, and is largely expected to be paid from 2023 to 2025.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $4.9 billion and $4.8 billion as of December 31, 2022 and 2021 respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $12.5 billion and $11.9 billion as of December 31, 2022 and 2021, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.3 billion and $2.1 billion as of December 31, 2022 and 2021, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $337 million and $383 million as of December 31, 2022 and 2021, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of December 31, 2022 and 2021. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	December 31, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,777	N/A	$14,777	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	147	$(26)	121	7.8 years
Other(1)	195	(157)	38	5.4 years
Total other intangible assets	342	(183)	159	7.3 years
Total goodwill and other intangible assets	$15,119	$(183)	$14,936
Commercial MSRs(2)	$660	$(223)	$437

	December 31, 2021
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,782	N/A	$14,782	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	29	$(10)	19	5.9 years
Other(1)	213	(121)	92	4.1 years
Total other intangible assets	242	(131)	111	4.4 years
Total goodwill and other intangible assets	$15,024	$(131)	$14,893
Commercial MSRs(2)	$622	$(202)	$420
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, trade names and other customer contract intangibles.
(2)Commercial MSRs are accounted for under the amortization method under which we recorded $93 million and $79 million of amortization expense for the years ended December 31, 2022 and 2021 , respectively.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of December 31, 2022, 2021 and 2020. There were no changes in the carrying amount of goodwill by each of our business segments for the year ended December 31, 2020. We did not recognize any goodwill impairment during 2022, 2021 and 2020.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2019	$5,088	$4,645	$4,920	$14,653
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
Acquisitions	0	0	130	130
Other adjustments(1)	(1)	0	0	(1)
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
Other adjustments(1)	(9)	0	4	(5)
Balance as of December 31, 2022	$5,078	$4,645	$5,054	$14,777
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
In connection with our acquisitions, we recorded intangible assets that include PCCR intangibles, sponsorship, customer and merchant relationships, partnership, trade names, and other customer contract intangibles. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships. There was a $10 million impairment of intangible assets in 2022. There were no impairments of intangible assets in 2021 and 2020.
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2022, 2021 and 2020 and the estimated future amortization expense for intangible assets as of December 31, 2022:
Table 6.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2020	$60
2021	29
2022	60
Estimated future amounts for the year ending December 31,
2023	38
2024	31
2025	26
2026	19
2027	15
Thereafter	21
Total estimated future amounts	$150

160	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2022 and 2021.
Table 7.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2022	December 31, 2021
Land	$320	$336
Buildings and improvements	4,345	3,854
Furniture and equipment	1,831	1,816
Computer software	2,213	2,006
In progress	646	732
Total premises and equipment, gross	9,355	8,744
Less: Accumulated depreciation and amortization	(5,004)	(4,534)
Total premises and equipment, net	$4,351	$4,210
Depreciation and amortization expense was $790 million, $775 million and $809 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain premises, and sublease income is included in other non-interest income in our consolidated statements of income.
The following tables present information about our operating lease portfolio and the related lease costs as of and for the years ended December 31, 2022 and 2021.
Table 7.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2022	December 31, 2021
Right-of-use assets	$1,128	$1,137
Lease liabilities	1,458	1,485
Weighted-average remaining lease term	8.4 years	8 years
Weighted-average discount rate	3.1%	3.0%

161	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 7.3 Total Operating Lease Expense and Other Information

	Year Ended December 31,
(Dollars in millions)	2022	2021
Operating lease cost	$280	$305
Variable lease cost	42	42
Total lease cost	322	347
Sublease income	(16)	(23)
Net lease cost	$306	$324
Cash paid for amounts included in the measurement of lease liabilities	$320	$353
Right-of-use assets obtained in exchange for lease liabilities	221	81
The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2022.
Table 7.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2022
2023	$259
2024	241
2025	210
2026	192
2027	167
Thereafter	623
Total undiscounted lease payments	1,692
Less: Imputed interest	(234)
Total lease liabilities	$1,458
As of December 31, 2022, we had approximately $22 million and $33 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 3.3 years. As of December 31, 2021, we had approximately $33 million and $53 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 3.4 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $14 million and $22 million of total finance lease expense for the years ended December 31, 2022 and 2021, respectively.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DEPOSITS AND BORROWINGS
Our deposits, which include checking accounts, money market deposits, negotiable order of withdrawals, savings deposits and time deposits, represent our largest source of funding for our assets and operations. We also use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2022 and 2021. The carrying value presented below for these borrowings includes unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2022	December 31, 2021
Deposits:
Non-interest-bearing deposits	$32,203	$38,043
Interest-bearing deposits(1)	300,789	272,937
Total deposits	$332,992	$310,980
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$883	$820
Total short-term borrowings	$883	$820

	December 31, 2022				December 31, 2021
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2023-2028	0.32% - 4.95%	2.61%	$16,973	$14,994
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2023-2033	0.80 - 5.27	3.43	24,134	19,975
Floating unsecured senior debt	2023-2025	4.99 - 5.65	5.17	1,597	1,709
Total unsecured senior debt			3.53	25,731	21,684
Fixed unsecured subordinated debt	2023-2032	2.36 - 4.20	3.52	5,095	5,535
Total senior and subordinated notes				30,826	27,219
Other long-term borrowings:
Finance lease liabilities	2023 - 2031	0.30 - 9.91	4.27	33	53
Total other long-term borrowings				33	53
Total long-term debt				$47,832	$42,266
Total short-term borrowings and long-term debt				$48,715	$43,086
__________
(1)Includes $6.1 billion and $1.8 billion of time deposits in denominations in excess of the $250,000 federal insurance limit as of December 31, 2022 and 2021, respectively.
(2)Includes $1.2 billion and $1.4 billion of Euro (“EUR”) denominated unsecured notes as of December 31, 2022 and 2021, respectively.

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value of our interest-bearing time deposits with contractual maturities, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2022.
Table 8.2: Maturity Profile of Borrowings

(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Interest-bearing time deposits	$20,090	$13,321	$4,349	$2,077	$5,719	$302	$45,858
Securitized debt obligations	466	4,166	7,780	1,749	1,620	1,192	16,973
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	0	0	0	0	0	883
Senior and subordinated notes	4,859	6,387	4,397	4,325	3,381	7,477	30,826
Other borrowings	19	3	2	2	3	4	33
Total	$26,317	$23,877	$16,528	$8,153	$10,723	$8,975	$94,573

164	Capital One Financial Corporation (COF)

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
We also offer interest rate, commodity, foreign currency derivatives and other contracts as an accommodation to our customers within our Commercial Banking business. We enter into these derivatives with our customers primarily to help them manage their interest rate risks, hedge their energy and other commodities exposures, and manage foreign currency fluctuations. We offset the majority of the market risk exposure of our customer accommodation derivatives through derivative transactions with other counterparties.
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
•Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI. Those amounts are reclassified into earnings in the same period during which the hedged forecasted transactions impact earnings and presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. Our cash flow hedges use interest rate swaps and floors that are intended to hedge the variability in interest receipts or interest payments on some of our variable-rate financial assets or liabilities. We also enter into foreign currency forward contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currencies.
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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting agreements, where applicable, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. We exchange collateral in two primary forms: variation margin, which mitigates the risk of changes in value due to daily market movements and is exchanged daily, and initial margin, which mitigates the risk of potential future exposure of a derivative and is exchanged at the outset of a transaction and adjusted daily. We exchange variation margin and initial margin on our cleared derivatives. For uncleared bilateral derivatives, we exchange variation margin and initial margin on any new trades executed after September 1, 2021, where such trades are in scope for initial margin.
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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2022 and 2021, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2022			December 31, 2021
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$60,956	$3	$53	$49,659	$2	$3
Cash flow hedges	30,350	0	451	52,400	244	16
Total interest rate contracts	91,306	3	504	102,059	246	19
Foreign exchange contracts:
Fair value hedges	1,338	0	211	1,421	13	0
Cash flow hedges	2,175	4	14	4,679	24	20
Net investment hedges	4,147	78	91	3,459	43	0
Total foreign exchange contracts	7,660	82	316	9,559	80	20
Total derivatives designated as accounting hedges	98,966	85	820	111,618	326	39
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	91,601	1,140	1,873	71,724	620	194
Commodity contracts	28,935	1,756	1,738	22,021	1,669	1,561
Foreign exchange and other contracts	4,926	74	78	3,779	40	42
Total customer accommodation	125,462	2,970	3,689	97,524	2,329	1,797
Other interest rate exposures(2)	1,135	34	22	1,899	33	25
Other contracts	2,238	9	19	2,028	2	7
Total derivatives not designated as accounting hedges	128,835	3,013	3,730	101,451	2,364	1,829
Total derivatives	$227,801	$3,098	$4,550	$213,069	$2,690	$1,868
Less: netting adjustment(3)		(1,134)	(1,235)		(542)	(544)
Total derivative assets/liabilities		$1,964	$3,315		$2,148	$1,324
__________
(1)Does not reflect $4 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2022 and 2021, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
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
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2022 and 2021.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2022			December 31, 2021
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$3,983	$(80)	$200	$10,327	$286	$295
Interest-bearing deposits	(17,280)	500	(1)	(7,361)	(47)	(1)
Securitized debt obligations	(11,921)	748	0	(11,155)	49	3
Senior and subordinated notes	(24,544)	1,542	(527)	(22,777)	(531)	(708)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $236 million and $247 million as of December 31, 2022 and 2021, respectively. The amount of the designated hedged items was $225 million as of both December 31, 2022 and 2021. The cumulative basis adjustments associated with these hedges was $13 million and $3 million as of December 31, 2022 and 2021, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2022 and 2021. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of December 31, 2022
Derivative assets(1)	$3,098	$(759)	$(375)	$1,964	$(96)	$1,868
As of December 31, 2021
Derivative assets(1)	2,690	(252)	(290)	2,148	0	2,148

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of December 31, 2022
Derivative liabilities(1)	$4,550	$(759)	$(476)	$3,315	$(85)	$3,230
Repurchase agreements(2)	883	0	0	883	(883)	0
As of December 31, 2021
Derivative liabilities(1)	1,868	(252)	(292)	1,324	0	1,324
Repurchase agreements(2)	820	0	0	820	(820)	0
__________
(1)We received cash collateral from derivative counterparties totaling $608 million and $377 million as of December 31, 2022 and 2021, respectively. We also received securities from derivative counterparties with a fair value of approximately $82 million and $1 million as of December 31, 2022 and 2021, respectively, which we have the ability to re-pledge. We posted $2.3 billion and $2.0 billion of cash collateral as of December 31, 2022 and 2021, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $900 million and $836 million as of December 31, 2022 and 2021, respectively, primarily consisting of agency RMBS securities.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2022, 2021 and 2020.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,884	$28,910	$443	$(2,535)	$(384)	$(1,074)	$905
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$48	$0	$0	$2	$(48)	$(197)	$0
Gains (losses) recognized on derivatives	276	0	0	(542)	(698)	(1,893)	(84)
Gains (losses) recognized on hedged items(1)	(366)	0	0	546	699	2,059	83
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(42)	$0	$0	$6	$(47)	$(34)	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(121)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$(121)	$3	$0	$0	$0	$(1)

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,446	$24,263	$60	$(956)	$(119)	$(488)	$826
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(92)	$0	$0	$126	$123	$209	$0
Gains (losses) recognized on derivatives	207	0	0	(168)	(237)	(799)	(106)
Gains (losses) recognized on hedged items(1)	(299)	0	0	167	220	941	106
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(184)	$0	$0	$125	$106	$348	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$38	$919	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income (expense) recognized on cash flow hedges	$38	$919	$1	$0	$0	$0	$1

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,877	$24,074	$82	$(2,165)	$(232)	$(679)	$1,350
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(76)	$0	$0	$108	$125	$225	$0
Gains (losses) recognized on derivatives	(306)	0	0	204	176	950	126
Gains (losses) recognized on hedged items(1)	290	0	0	(203)	(212)	(904)	(125)
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(92)	$0	$0	$109	$89	$268	$1
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$25	$541	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	10	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$25	$541	$10	$0	$0	$0	$(1)
_________
(1)Includes amortization benefit of $78 million and $39 million for the years ended December 31, 2022 and 2021, respectively, and expense of $12 million for year ended December 31, 2020, related to basis adjustments on discontinued hedges.
(2)Changes in fair values of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income (“OCI”). The initial value of the excluded component is recognized in earnings over the life of the swap under the amortization approach.
(3)See “Note 10—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.
(4)We recognized a loss of $17 million for the year ended December 31, 2022, gain of $163 million in 2021, and loss of $57 million for year ended December 31, 2020, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings a net after-tax loss of $814 million recorded in AOCI as of December 31, 2022 associated with cash flow hedges of forecasted transactions. This amount will offset the cash flows associated with hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 9.2 years as of December 31, 2022. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years ended December 31, 2022, 2021 and 2020. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$40	$32	$15
Commodity contracts	49	28	32
Foreign exchange and other contracts	14	7	8
Total customer accommodation	103	67	55
Other interest rate exposures	76	(5)	(8)
Other contracts	(38)	(12)	(4)
Total	$141	$50	$43

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of December 31, 2022 and 2021.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2022	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2022	December 31, 2021
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table presents the changes in AOCI by component for the years ended December 31, 2022, 2021 and 2020.
Table 10.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2019	$935	$354	$(107)	$(26)	$1,156
Cumulative effects from the adoption of the CECL standard	(8)	0	0	0	(8)
Other comprehensive income before reclassifications	1,278	1,401	76	5	2,760
Amounts reclassified from AOCI into earnings	(19)	(393)	0	(2)	(414)
Other comprehensive income, net of tax	1,259	1,008	76	3	2,346
AOCI as of December 31, 2020	2,186	1,362	(31)	(23)	3,494
Other comprehensive income (loss) before reclassifications	(1,887)	(396)	10	7	(2,266)
Amounts reclassified from AOCI into earnings	(2)	(848)	0	(4)	(854)
Other comprehensive income (loss), net of tax	(1,889)	(1,244)	10	3	(3,120)
AOCI as of December 31, 2021	297	118	(21)	(20)	374
Other comprehensive income (loss) before reclassifications	(7,980)	(2,404)	1	(17)	(10,400)
Amounts reclassified from AOCI into earnings	7	104	0	(1)	110
Other comprehensive income (loss), net of tax	(7,973)	(2,300)	1	(18)	(10,290)
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $305 million and $22 million, and loss of $65 million for the years ended December 31, 2022, 2021 and 2020, respectively, from hedging instruments designated as net investment hedges.

175	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2022, 2021 and 2020.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2022	2021	2020
Securities available for sale:
	Non-interest income (loss)	$(9)	$2	$25
	Income tax provision (benefit)	(2)	0	6
	Net income (loss)	(7)	2	19
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(121)	957	566
Foreign exchange contracts:	Interest income	3	1	10
	Interest expense	(3)	(3)	(3)
	Non-interest income (loss)	(17)	163	(57)
	Income (loss) from continuing operations before income taxes	(138)	1,118	516
	Income tax provision (benefit)	(34)	270	123
	Net income (loss)	(104)	848	393
Other:
	Non-interest income and non-interest expense	1	5	2
	Income tax provision (benefit)	0	1	0
	Net income	1	4	2
Total reclassifications		$(110)	$854	$414
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2022 and 2021 and 2020.
Table 10.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2022			2021			2020
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(10,516)	$(2,543)	$(7,973)	$(2,486)	$(597)	$(1,889)	$1,659	$400	$1,259
Net unrealized gains (losses) on hedging relationships	(3,032)	(732)	(2,300)	(1,640)	(396)	(1,244)	1,329	321	1,008
Foreign currency translation adjustments(1)	98	97	1	17	7	10	56	(20)	76
Other	(24)	(6)	(18)	4	1	3	4	1	3
Other comprehensive loss	$(13,474)	$(3,184)	$(10,290)	$(4,105)	$(985)	$(3,120)	$3,048	$702	$2,346
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
The Company and the Bank are subject to regulatory capital requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”), respectively (“Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Production Act of 2010 (“Dodd-Frank Act”) and other capital provisions.
As a bank holding company (“BHC”) with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, the Company is a Category III institution under the Basel III Capital Rules.
The Bank, as a subsidiary of a Category III institution, is a Category III bank. Moreover, the Bank, as an insured depository institution, is subject to prompt corrective action (“PCA”) capital regulations.
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the standardized approach capital conservation buffer requirement, which includes the stress capital buffer requirement, any global systematically important banks (“G-SIB”) surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Our stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 is 3.1%. Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
We have elected to exclude certain elements of AOCI from our regulatory capital as permitted for a Category III institution.
The Federal Reserve, OCC, and the Federal Deposit Insurance Corporation (collectively, “Federal Banking Agencies”) adopted a final rule (“CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital(the “CECL Transition Election”). We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$1.8 billion to be phased in over 2023-2025. As of December 31, 2022, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.5% and would have been 12.0% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For additional information about the capital adequacy guidelines to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”
The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III standardized approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standard for each ratio as of December 31, 2022 and 2021.
Table 11.1: Capital Ratios Under Basel III(1)

	December 31, 2022				December 31, 2021
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$44,731	12.5%	4.5%	N/A	$43,501	13.1%	4.5%	N/A
Tier 1 capital(3)	49,576	13.9	6.0	6.0%	48,346	14.5	6.0	6.0%
Total capital(4)	56,714	15.8	8.0	10.0	56,089	16.9	8.0	10.0
Tier 1 leverage(5)	49,576	11.1	4.0	N/A	48,346	11.6	4.0	N/A
Supplementary leverage(6)	49,576	9.5	3.0	N/A	48,346	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	46,630	13.1	4.5	6.5	26,699	11.1	4.5	6.5
Tier 1 capital(3)	46,630	13.1	6.0	8.0	26,699	11.1	6.0	8.0
Total capital(4)	51,165	14.4	8.0	10.0	29,449	12.2	8.0	10.0
Tier 1 leverage(5)	46,630	10.5	4.0	5.0	26,699	7.4	4.0	5.0
Supplementary leverage(6)	46,630	9.0	3.0	N/A	26,699	6.6	3.0	N/A
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
On October 1, 2022, COBNA merged with and into CONA, with CONA as the surviving entity. The capital ratios of COBNA immediately prior to the Bank Merger were higher than those of CONA, therefore increasing the capital ratios of CONA immediately after the Bank Merger and as of December 31, 2022. We exceeded the minimum capital requirements and the Bank exceeded the minimum regulatory requirements and was well-capitalized under PCA requirements as of both December 31, 2022 and 2021.
Regulatory restrictions exist that limit the ability of CONA to transfer funds to our BHC. As of December 31, 2022, funds available for dividend payments from the Bank were $3.2 billion. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends to stockholders.

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020. Dividends and undistributed earnings allocated to participating securities represent the application of the “two-class” method as described in “Note 1—Summary of Significant Accounting Policies.”
Table 12.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2022	2021	2020
Income from continuing operations, net of tax	$7,360	$12,394	$2,717
Income (loss) from discontinued operations, net of tax	0	(4)	(3)
Net income	7,360	12,390	2,714
Dividends and undistributed earnings allocated to participating securities	(88)	(105)	(20)
Preferred stock dividends	(228)	(274)	(280)
Issuance cost for redeemed preferred stock	0	(46)	(39)
Net income available to common stockholders	$7,044	$11,965	$2,375

Total weighted-average basic common shares outstanding	391.8	442.5	457.8
Effect of dilutive securities:(1)
Stock options	0.3	0.7	0.6
Other contingently issuable shares	1.1	1.0	0.5
Total effect of dilutive securities	1.4	1.7	1.1
Total weighted-average diluted common shares outstanding	393.2	444.2	458.9
Basic earnings per common share:
Net income from continuing operations	$17.98	$27.05	$5.20
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)
Net income per basic common share	$17.98	$27.04	$5.19
Diluted earnings per common share:(1)
Net income from continuing operations	$17.91	$26.95	$5.19
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)
Net income per diluted common share	$17.91	$26.94	$5.18
__________
(1)Excluded from the computation of diluted earnings per share were awards of 24 thousand shares and awards of 26 thousand shares for the years ended December 31, 2022 and 2021, respectively, awards of 6 thousand shares and options of 523 thousand with an exercise price ranging from $63.73 to $86.34 for the year ended December 31, 2020, because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the years ended December 31, 2022 and 2021.

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees and directors. As of December 31, 2022, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 67 million common shares in various forms, primarily share-settled RSUs, performance share units (“PSUs”), and non-qualified stock options. Of this amount, approximately 13 million shares remain available for future issuance as of December 31, 2022. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2022, 2021 and 2020 resulted in cash payments to associates of $8 million, $7 million and $12 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2022.
Total stock-based compensation expense recognized during 2022, 2021 and 2020 was $314 million, $331 million and $203 million, respectively. The total income tax benefit for stock-based compensation recognized during 2022, 2021 and 2020 was $75 million, $62 million and $43 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. Related to the Purchase Plan, we recognized compensation expense of $36 million, $33 million and $30 million for 2022, 2021 and 2020, respectively. We also maintain a Dividend Reinvestment and Stock Purchase Plan, which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of 2022 activity for RSUs and PSUs.
Table 13.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2022	4,110	$104.50	1,765	$102.84
Granted(2)	2,987	141.71	870	139.00
Vested	(1,696)	103.43	(888)	93.37
Forfeited	(345)	132.68	(44)	129.28
Unvested as of December 31, 2022	5,056	$124.92	1,703	$125.55
_________
(1)Granted and vested include adjustments for achievement of specific performance goals for performance share units granted in prior periods.
(2)The weighted-average grant date fair value of RSUs was $127.37 and $92.04 in 2021 and 2020, respectively. The weighted-average grant date fair value of PSUs was $112.51 and $100.04 in 2021 and 2020, respectively.
The total fair value of RSUs that vested during 2022, 2021 and 2020 was $248 million, $202 million and $140 million, respectively. The total fair value of PSUs that vested was $127 million, $94 million and $82 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, the unrecognized compensation expense related to unvested RSUs is $372 million, which is expected to be amortized over a weighted-average period of approximately 1.9 years; and the unrecognized compensation related to unvested PSUs was $31 million, which is expected to be amortized over a weighted-average period of approximately one year.
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
The following table presents a summary of 2022 activity for stock options and the balance of stock options exercisable as of December 31, 2022.
Table 13.2: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	875	$67.92
Granted	0	0.00
Exercised	(334)	56.26
Forfeited	0	0.00
Expired	0	0.00
Outstanding and Exercisable as of December 31, 2022	541	$75.12	2.80 years	$10
There were no stock options granted in 2022, 2021 and 2020. The total intrinsic value of stock options exercised during 2022, 2021 and 2020 was $18 million, $80 million and $65 million, respectively.

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. We contributed a total of $444 million, $378 million and $350 million to these plans during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Table 14.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2022	2021	2022	2021
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$163	$178	$16	$21
Service cost	1	1	0	0
Interest cost	4	4	0	0
Benefits paid	(11)	(12)	(1)	(2)
Actuarial loss (gain)	(29)	(8)	(3)	(3)
Accumulated benefit obligation as of December 31,	$128	$163	$12	$16
Change in plan assets:
Fair value of plan assets as of January 1,	$273	$274	$6	$6
Actual return on plan assets	(41)	10	(1)	1
Employer contributions	1	1	1	1
Benefits paid	(11)	(12)	(1)	(2)
Fair value of plan assets as of December 31,	$222	$273	$5	$6
Over (under) funded status as of December 31,	$94	$110	$(7)	$(10)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2022	2021	2022	2021
Balance sheet presentation as of December 31,
Other assets	$102	$121	$0	$0
Other liabilities	(8)	(11)	(7)	(10)
Net amount recognized as of December 31,	$94	$110	$(7)	$(10)

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit gain for our defined benefit pension plans and other postretirement benefit plan totaled $8 million, $12 million, and $8 million in 2022, 2021 and 2020, respectively. We recognized a pre-tax loss of $24 million in 2022 and pre-tax gains of $4 million in other comprehensive income for our defined benefit pension plans and other postretirement benefit plan in both 2021 and 2020.
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of net actuarial losses of $57 million and $33 million for our defined benefit pension plans as of December 31, 2022 and 2021, respectively, and net actuarial gains of $3 million for our other postretirement benefit plan as of both December 31, 2022 and 2021. There was no meaningful prior service cost recognized in AOCI.
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
As of December 31, 2022 and 2021, our plan assets totaled $227 million and $279 million, respectively. We invested substantially all our plan assets in common collective trusts, which primarily consist of domestic and international equity securities, government securities and corporate and municipal bonds. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2022 and 2021. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy, see “Note 16—Fair Value Measurement.”
Expected Future Benefit Payments
As of December 31, 2022, the benefits expected to be paid in the next ten years totaled $108 million for our defined pension benefit plans and $11 million for our other postretirement benefit plan, respectively.

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
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2022, 2021 and 2020.
Table 15.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Current income tax provision:
Federal taxes	$2,125	$2,173	$1,676
State taxes	423	485	370
International taxes	104	152	67
Total current provision	$2,652	$2,810	$2,113
Deferred income tax provision (benefit):
Federal taxes	$(662)	$490	$(1,357)
State taxes	(112)	91	(266)
International taxes	2	24	(4)
Total deferred provision (benefit)	(772)	605	(1,627)
Total income tax provision	$1,880	$3,415	$486
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $462 million, $677 million and $293 million in 2022, 2021 and 2020, respectively.
Total income tax provision does not reflect the tax effects of items that are included in AOCI, which include a tax benefit of $3.2 billion and $985 million in 2022 and 2021, respectively, and tax provision of $702 million in 2020. See “Note 10—Stockholders’ Equity” for additional information.

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2022, 2021 and 2020.
Table 15.2: Effective Income Tax Rate

	Year Ended December 31,
	2022	2021	2020
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1	3.1	3.5
Non-deductible expenses	0.6	0.4	3.2
Affordable housing, new markets and other tax credits	(4.2)	(2.3)	(11.4)
Tax-exempt interest and other nontaxable income	(0.4)	(0.3)	(1.7)
Changes in valuation allowance	1.0	0.4	2.3
Other, net	(0.8)	(0.7)	(1.7)
Effective income tax rate	20.3%	21.6%	15.2%
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021. The valuation allowance below represents the adjustment of our foreign tax credit carryforward, certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 15.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for credit losses	$3,025	$2,657
Security and loan valuations	2,497	0
Rewards programs	790	825
Net unrealized loss on derivatives	689	0
Net operating loss and tax credit carryforwards	437	367
Compensation and employee benefits	411	337
Lease liabilities	346	345
Partnership investments	253	238
Other assets	507	359
Subtotal	8,955	5,128
Valuation allowance	(446)	(355)
Total deferred tax assets	8,509	4,773
Deferred tax liabilities:
Right-of-use assets	284	284
Original issue discount	241	361
Partnership investments	119	128
Mortgage servicing rights	95	88
Security and loan valuations	0	49
Net unrealized gains on derivatives	0	32
Other liabilities	111	123
Total deferred tax liabilities	850	1,065
Net deferred tax assets	$7,659	$3,708
_________
.

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our gross federal net operating loss carryforwards were $13 million and $25 million as of December 31, 2022 and 2021, respectively. These operating loss carryforwards were attributable to acquisitions, and none of the $13 million of operating loss carryforwards are subject to expiration. Under IRS rules, our ability to utilize these losses against future income is limited. The net tax values of our state net operating loss carryforwards were $267 million and $258 million as of December 31, 2022 and 2021, respectively, and they will expire from 2023 to 2041. Our foreign tax credit carryforwards were $166 million and $91 million as of December 31, 2022 and 2021, respectively, and they will expire from 2028 to 2032.
Our valuation allowance increased by $91 million to $446 million as of December 31, 2022 compared to $355 million as of December 31, 2021. Of the total increase, $75 million is related to the current year increase in our foreign tax credit carryforwards that will not be realized prior to expiration and $15 million is related to reducing state net operating losses and interest carryforwards to the amount we have determined is more likely than not to be realized.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $1 million and $30 million tax benefit in 2022 and 2021, respectively, and $16 million of such expense in 2020.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 15.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2020	$431	$31	$462
Additions for tax positions related to the current year	33	0	33
Additions for tax positions related to prior years	3	21	24
Reductions for tax positions related to prior years due to IRS and other settlements	(16)	(6)	(22)
Balance as of December 31, 2020	451	46	497
Additions for tax positions related to prior years	1	4	5
Reductions for tax positions related to prior years due to IRS and other settlements	(47)	(36)	(83)
Balance as of December 31, 2021	405	14	419
Additions for tax positions related to the current year	3	0	3
Additions for tax positions related to prior years	14	6	20
Reductions for tax positions related to prior years due to IRS and other settlements	(381)	(10)	(391)
Balance as of December 31, 2022	$41	$10	$51
Portion of balance at December 31, 2022 that, if recognized, would impact the effective income tax rate	$32	$8	$40
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2022, we continued to participate in the IRS Compliance Assurance Process (“CAP”) for our open federal income tax return years and have been accepted into CAP for 2023. During 2022, the IRS review of our 2017, 2018, 2019, and 2020 federal income tax returns was completed, with the Company due a net refund of tax and interest and these years are now closed. We expect that the IRS review of our 2021 federal income tax return will be completed in 2023, as only one issue remains under review post-filing. We also expect that the IRS review of our 2022 federal income tax return will be substantially completed in 2023 prior to its filing.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential changes to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2022, the Company had approximately $1.7 billion of unremitted earnings of subsidiaries operating outside the U.S. that upon repatriation would have no additional U.S. income taxes. In accordance with the guidance for accounting for income taxes in special areas, nearly all these earnings are considered by management to be invested indefinitely.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, U.S. income taxes of $69 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of previous mergers and acquisitions, are subject to recapture in the unlikely event that CONA, as the successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

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
Derivative Assets and Liabilities
We use both exchange-traded and OTC derivatives to manage our interest rate, foreign currency and commodity risk exposures. When quoted market prices are available and used to value our exchange-traded derivatives, we classify them as Level 1. However, the majority of our derivatives do not have readily available quoted market prices. Therefore, we value most of our derivatives using vendor-based models. We primarily rely on market observable inputs for these models, including, for example, interest rate yield curves, credit curves, option volatility and currency rates. These inputs can vary depending on the type of derivatives and nature of the underlying rate, price or index upon which the value of the derivative is based. We typically classify derivatives as Level 2 when significant inputs can be observed in a liquid market and the model itself does not require significant judgment. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, such derivatives are classified as Level 3. We consider the impact of credit risk valuation adjustments when measuring the fair value of derivative contracts in order to reflect the credit quality of the counterparty and our own credit quality. Our internal pricing is compared against additional pricing sources such as external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated. These derivatives are included in other assets or other liabilities on our consolidated balance sheets.
Loans Held for Sale
In our commercial business, we originate multifamily commercial real estate loans with the intent to sell them to GSEs. We elect the fair value option for such loans as part of our management of interest rate risk in our multifamily agency business. These held for sale loans are valued based on market observable inputs and are therefore classified as Level 2. Unrealized gains and losses on these loans are recorded in other non-interest income in our consolidated statements of income.
Retained Interests in Securitizations
We have retained interests in various mortgage securitizations from previous acquisitions. Our retained interests primarily include interest-only bonds and negative amortization bonds. We record these retained interests at fair value using market indications and valuation models to calculate the present value of future cash flows. Due to the use of significant unobservable inputs such as prepayment and discount rate assumptions, retained interests in securitizations are classified as Level 3 under the fair value hierarchy.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2022 and 2021.
Table 16.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,041	$0	$0	—	$5,041
RMBS	0	62,353	236	—	62,589
CMBS	0	7,728	142	—	7,870
Other securities	186	1,233	0	—	1,419
Total securities available for sale	5,227	71,314	378	—	76,919
Loans held for sale	0	191	0	—	191
Other assets:
Derivative assets(2)	474	2,545	79	$(1,134)	1,964
Other(3)	464	3	36	—	503
Total assets	$6,165	$74,053	$493	$(1,134)	$79,577
Liabilities:
Other liabilities:
Derivative liabilities(2)	$823	$3,653	$74	$(1,235)	$3,315
Total liabilities	$823	$3,653	$74	$(1,235)	$3,315

	December 31, 2021
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$9,442	$0	$0	—	$9,442
RMBS	0	73,358	258	—	73,616
CMBS	0	9,360	9	—	9,369
Other securities	206	2,628	0	—	2,834
Total securities available for sale	9,648	85,346	267	—	95,261
Loans held for sale	0	1,026	0	—	1,026
Other assets:
Derivative assets(2)	406	2,200	84	$(542)	2,148
Other(3)	526	6	41	—	573
Total assets	$10,580	$88,578	$392	$(542)	$99,008
Liabilities:
Other liabilities:
Derivative liabilities(2)	$838	$965	$65	$(544)	$1,324
Total liabilities	$838	$965	$65	$(544)	$1,324
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $4 million and $11 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2022 and 2021, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.
(3)As of December 31, 2022 and 2021, other includes retained interests in securitizations of $36 million and $41 million, deferred compensation plan assets of $453 million and $490 million, and equity securities of $14 million (including unrealized losses of $23 million) and $42 million (including unrealized losses of $36 million), respectively.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022, 2021 and 2020. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 16.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2022
Securities available for sale:(2)
RMBS	$258	$18	$(32)	$0	$0	$0	$(60)	$123	$(71)	$236	$10
CMBS	9	(1)	(3)	0	0	0	(15)	190	(38)	142	(1)
Total securities available for sale	267	17	(35)	0	0	0	(75)	313	(109)	378	9
Other assets:
Retained interests in securitizations	41	(5)	0	0	0	0	0	0	0	36	(5)
Net derivative assets (liabilities)(3)	19	(65)	0	0	0	36	3	(28)	40	5	(33)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2021
Securities available for sale:(2)
RMBS	$328	$18	$5	$0	$0	$0	$(91)	$106	$(108)	$258	$15
CMBS	111	0	(2)	0	0	0	(7)	0	(93)	9	0
Total securities available for sale	439	18	3	0	0	0	(98)	106	(201)	267	15
Other assets:
Retained interests in securitizations	55	(14)	0	0	0	0	0	0	0	41	(14)
Net derivative assets (liabilities)(3)	31	(43)	0	0	0	68	(37)	6	(6)	19	(20)

191	Capital One Financial Corporation (COF)

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
(2)Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2022 were $57 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2021 were $4 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2020 were $21 million.
(3)Includes derivative assets and liabilities of $79 million and $74 million, respectively, as of December 31, 2022 and $84 million and $65 million, respectively, as of December 31, 2021, and $141 million and $110 million, respectively, as of December 31, 2020.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 16.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$236	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-12% 4-20% 0-11% 30-80%	7% 8% 2% 58%
CMBS	142	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-43 9-18% 4-7% 1% 62-291%	N/A
Net derivative assets (liabilities)	5	Discounted cash flows	Swap rates	3-4%	4%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2021	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$258	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	0-21% 5-40% 1-11% 30-100%	3% 11% 2% 65%
CMBS	9	Discounted cash flows (vendor pricing)	Yield	1-2%	1%
Other assets:
Retained interests in securitizations(2)	41	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	29-36 9-18% 2-8% 3-4% 72-151%	N/A
Net derivative assets (liabilities)	19	Discounted cash flows	Swap rates	1-2%	2%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2022 and 2021, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 16.4: Nonrecurring Fair Value Measurements

	December 31, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$284	$284
Loans held for sale	11	0	11
Other assets(1)	0	220	220
Total	$11	$504	$515

	December 31, 2021
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$194	$194
Loans held for sale	118	0	118
Other assets(1)	0	325	325
Total	$118	$519	$637
__________
(1)As of December 31, 2022, other assets included investments accounted for under measurement alternative of $4 million, cost method investments of $3 million, repossessed assets of $55 million and long-lived assets held for sale and right-of-use assets totaling $158 million. As of December 31, 2021, other assets included equity method investments of $50 million, investments accounted for under measurement alternative of $29 million, repossessed assets of $40 million and long-lived assets held for sale and right-of-use assets totaling $206 million.

194	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 43%, with a weighted average of 20%, and from 0% to 100%, with a weighted average of 13%, as of December 31, 2022 and 2021, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2022 and 2021.
Table 16.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2022	2021
Loans held for investment	$30	$2
Other assets(1)	(38)	(72)
Total	$(8)	$(70)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2022 and 2021.
Table 16.6: Fair Value of Financial Instruments

	December 31, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,856	$30,856	$5,193	$25,663	$0
Restricted cash for securitization investors	400	400	400	0	0
Net loans held for investment	299,091	302,920	0	0	302,920
Loans held for sale	11	11	0	11	0
Interest receivable	2,104	2,104	0	2,104	0
Other investments(1)	1,326	1,326	0	1,326	0
Financial liabilities:
Deposits with defined maturities	45,858	45,531	0	45,531	0
Securitized debt obligations	16,973	16,918	0	16,918	0
Senior and subordinated notes	30,826	30,744	0	30,744	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	883	0	883	0
Interest payable	527	527	0	527	0

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,746	$21,746	$4,164	$17,582	$0
Restricted cash for securitization investors	308	308	308	0	0
Net loans held for investment	265,910	270,508	0	0	270,508
Loans held for sale	4,862	5,091	0	5,091	0
Interest receivable	1,460	1,460	0	1,460	0
Other investments(1)	1,344	1,344	0	1,344	0
Financial liabilities:
Deposits with defined maturities	17,923	18,062	0	18,062	0
Securitized debt obligations	14,994	15,122	0	15,122	0
Senior and subordinated notes	27,219	27,842	0	27,842	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	820	820	0	820	0
Interest payable	281	281	0	281	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

196	Capital One Financial Corporation (COF)

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
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in the United Kingdom and Canada.
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
•Other category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio, asset/liability management and oversight of our funds transfer pricing process, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. Other category also includes foreign exchange-rate fluctuations on foreign currency-denominated transactions; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges; certain material items that are non-recurring in nature; offsets related to certain line-item reclassifications; and residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
Basis of Presentation
We report the results of each of our business segments on a continuing operations basis. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rate. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
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
•Goodwill and other intangible assets: Goodwill and other intangible assets are assigned to one or more segments at acquisition. Intangible amortization is included in the results of the applicable segment.
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the years ended December 31, 2022, 2021 and 2020, selected balance sheet data as of December 31, 2022 and 2021, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 17.1: Segment Results and Reconciliation

	Year Ended December 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$16,584	$8,965	$2,461	$(896)	$27,114
Non-interest income (loss)	5,771	469	1,129	(233)	7,136
Total net revenue (loss)(2)	22,355	9,434	3,590	(1,129)	34,250
Provision (benefit) for credit losses	4,265	1,173	415	(6)	5,847
Non-interest expense	11,627	5,312	2,070	154	19,163
Income (loss) from continuing operations before income taxes	6,463	2,949	1,105	(1,277)	9,240
Income tax provision (benefit)	1,536	699	262	(617)	1,880
Income (loss) from continuing operations, net of tax	$4,927	$2,250	$843	$(660)	$7,360
Loans held for investment	$137,730	$79,925	$94,676	$0	$312,331
Deposits	0	270,592	40,808	21,592	332,992

198	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$14,074	$8,448	$2,153	$(504)	$24,171
Non-interest income (loss)	4,806	554	1,148	(244)	6,264
Total net revenue (loss)(2)	18,880	9,002	3,301	(748)	30,435
Benefit for credit losses	(902)	(521)	(519)	(2)	(1,944)
Non-interest expense	9,621	4,711	1,815	423	16,570
Income (loss) from continuing operations before income taxes	10,161	4,812	2,005	(1,169)	15,809
Income tax provision (benefit)	2,403	1,136	473	(597)	3,415
Income (loss) from continuing operations, net of tax	$7,758	$3,676	$1,532	$(572)	$12,394
Loans held for investment	$114,772	$77,646	$84,922	$0	$277,340
Deposits	0	256,407	44,809	9,764	310,980

	Year Ended December 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$13,776	$7,238	$2,048	$(149)	$22,913
Non-interest income	3,823	466	923	398	5,610
Total net revenue(2)	17,599	7,704	2,971	249	28,523
Provision for credit losses	7,327	1,753	1,181	3	10,264
Non-interest expense	8,491	4,159	1,706	700	15,056
Income (loss) from continuing operations before income taxes	1,781	1,792	84	(454)	3,203
Income tax provision (benefit)	420	425	19	(378)	486
Income (loss) from continuing operations, net of tax	$1,361	$1,367	$65	$(76)	$2,717
Loans held for investment	$106,956	$68,888	$75,780	$0	$251,624
Deposits	0	249,815	39,590	16,037	305,442
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $946 million, $629 million and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively, for credit card finance charges and fees charged off as uncollectible.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2022, 2021 and 2020.
Table 17.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Year Ended December 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,178	$320	$109	$(1)	$4,606
Service charges and other customer-related fees	0	91	236	0	327
Other	395	74	16	(1)	484
Total contract revenue (loss)	4,573	485	361	(2)	5,417
Revenue (reduction) from other sources	1,198	(16)	768	(231)	1,719
Total non-interest income (loss)	$5,771	$469	$1,129	$(233)	$7,136

	Year Ended December 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,497	$267	$96	$0	$3,860
Service charges and other customer-related fees	0	171	287	(1)	457
Other	383	75	5	0	463
Total contract revenue (loss)	3,880	513	388	(1)	4,780
Revenue (reduction) from other sources	926	41	760	(243)	1,484
Total non-interest income (loss)	$4,806	$554	$1,148	$(244)	$6,264

	Year Ended December 31, 2020
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,747	$209	$63	$(2)	$3,017
Service charges and other customer-related fees	0	188	175	(1)	362
Other	315	39	4	0	358
Total contract revenue (loss)	3,062	436	242	(3)	3,737
Revenue from other sources	761	30	681	401	1,873
Total non-interest income	$3,823	$466	$923	$398	$5,610
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses of $7.6 billion, $6.4 billion and $4.9 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Commitments to Lend
Our unfunded lending commitments primarily consist of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. These commitments, other than credit card lines and certain other unconditionally cancellable lines of credit, are legally binding conditional agreements that have fixed expirations or termination dates and specified interest rates and purposes. The contractual amount of these commitments represents the maximum possible credit risk to us should the counterparty draw upon the commitment. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities.
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2022 and 2021. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 18.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Credit card lines	$359,507	$368,508	N/A	N/A
Other loan commitments(1)	48,405	44,572	$176	$125
Standby letters of credit and commercial letters of credit(2)	1,402	1,419	28	24
Total unfunded lending commitments	$409,314	$414,499	$204	$149
__________
(1)Includes $4.4 billion and $3.9 billion of advised lines of credit as of December 31, 2022 and 2021, respectively.
(2)These financial guarantees have expiration dates that range from 2022 to 2027 as of December 31, 2022.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $82 million and $90 million as of December 31, 2022 and 2021, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for more information related to our credit card partnership loss sharing arrangements.

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2022 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We were named as a defendant in approximately 75 putative consumer class action cases (primarily in U.S. courts with cases also in Canadian courts) alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. The U.S. consumer class actions were consolidated for pretrial proceedings before a multi-district litigation (“MDL”) panel in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In the fourth quarter of 2021, the parties agreed to a settlement of the U.S. consumer class action cases for an amount within existing reserves. The MDL court approved the settlement in September 2022, and the approval became final in the fourth quarter of 2022. The balance of the settlement was paid after the court approval became final in the fourth quarter of 2022, and the U.S. consumer class action is now concluded. Capital One maintained cyber insurance that covered this settlement. In

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Canada, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec in the second quarter of 2022, which would allow the case to proceed with discovery on a classwide basis under Canadian law. The preliminary certification decision has been appealed.
Securities class action. The Company and certain officers were also named as defendants in a putative class action pending in the MDL alleging violations of certain federal securities laws in connection with statements and alleged omissions in securities filings relating to our information security standards and practices. The complaint sought certification of a class of all persons who purchased or otherwise acquired Capital One securities from July 23, 2015 to July 29, 2019, as well as unspecified monetary damages, costs and other relief. The MDL court granted the Company’s motion to dismiss in September 2022, and the dismissal became final in the fourth quarter of 2022. The securities class action is now concluded.
Governmental inquiries. We have received inquiries and requests for information relating to the Cybersecurity Incident from Congress, federal regulators, relevant Canadian regulators, the Department of Justice, and the offices of approximately fourteen state Attorneys General. We have cooperated with these offices and responded to their inquiries.
In August 2020, we entered into consent orders with the Federal Reserve and OCC resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022.
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
Table 19.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Interest income	$595	$151	$186
Interest expense	969	392	510
Benefit for Credit Losses	(1)	(1)	0
Dividends from subsidiaries	4,352	13,970	3,003
Non-interest income (loss)	(15)	(26)	(127)
Non-interest expense	35	36	33
Income before income taxes and equity in undistributed earnings of subsidiaries	3,929	13,668	2,519
Income tax benefit	(181)	(82)	(93)
Equity in undistributed earnings of subsidiaries	3,250	(1,360)	102
Net income	7,360	12,390	2,714
Other comprehensive income (loss), net of tax	(10,290)	(3,120)	2,346
Comprehensive income	$(2,930)	$9,270	$5,060
Table 19.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$22,006	$16,910
Investments in subsidiaries	50,523	57,600
Loans to subsidiaries	6,710	7,849
Securities available for sale	395	513
Other assets	2,281	1,330
Total assets	$81,915	$84,202

Liabilities:
Senior and subordinated notes	$28,970	$23,017
Accrued expenses and other liabilities	363	156
Total liabilities	29,333	23,173
Total stockholders’ equity	52,582	61,029
Total liabilities and stockholders’ equity	$81,915	$84,202

204	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 19.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Operating activities:
Net income	$7,360	$12,390	$2,714
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(3,250)	1,360	(102)
Other operating activities	(2,429)	(4,523)	1,217
Net cash from operating activities	1,681	9,227	3,829
Investing activities:
Changes in investments in subsidiaries	0	3,521	(217)
Proceeds from paydowns and maturities of securities available for sale	96	141	117
Purchases of securities available for sale	(10)	—	—
Changes in loans to subsidiaries	1,139	(1,925)	(2,019)
Net cash from investing activities	1,225	1,737	(2,119)
Financing activities:
Borrowings:
Issuance of senior and subordinated notes	9,271	4,487	1,991
Maturities and paydowns of senior and subordinated notes	(1,250)	(2,750)	(2,900)
Common stock:
Net proceeds from issuances	276	253	241
Dividends paid	(950)	(1,148)	(460)
Preferred stock:
Net proceeds from issuances	0	2,052	1,330
Dividends paid	(228)	(274)	(280)
Redemptions	0	(2,100)	(1,375)
Purchases of treasury stock	(4,948)	(7,605)	(393)
Proceeds from share-based payment activities	19	55	62
Net cash from financing activities	2,190	(7,030)	(1,784)
Changes in cash and cash equivalents	5,096	3,934	(74)
Cash and cash equivalents, beginning of the period	16,910	12,976	13,050
Cash and cash equivalents, end of the period	$22,006	$16,910	$12,976

205	Capital One Financial Corporation (COF)

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

206	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred in the fourth quarter of 2022 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

207	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2023 Annual Stockholder Meeting (“Proxy Statement”) under the heading “Election of Directors,” “Executive Officers,” “Process for Stockholder Recommendations of Director Candidates,” “Board Committees,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2022 fiscal year. In addition, please see “Part I—Item 1. Business—Overview.”
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
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Our Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

208	Capital One Financial Corporation (COF)

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
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

209	Capital One Financial Corporation (COF)

ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2022
Commission File No. 001-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (iv) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (v) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vi) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; (vii) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (viii) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (ix) the “2018 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019; (x) the “2019 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020; (xi) the “2020 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021; and (xii) the “2021 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022.

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

4.1.3
Deposit Agreement, dated September 11, 2019, by and among Capital One Financial Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on September 11, 2019).

4.1.4
Deposit Agreement, dated January 31, 2020, by and among Capital One Financial Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on January 31, 2020).

4.1.5
Deposit Agreement, dated September 17, 2020, by and among Capital One Financial Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on September 17, 2020).

4.1.6
Deposit Agreement, dated May 4, 2021, by and among Capital One Financial Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on May 4, 2021).

4.1.7
Deposit Agreement, dated July 29, 2021, by and among Capital One Financial Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on July 29, 2021).

4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.

210	Capital One Financial Corporation (COF)

10.1+	Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 7, 2021).
10.2.1+
Nonstatutory Stock Option Award Agreement, dated January 30, 2014, by and between Capital One Financial Corporation and Richard D. Fairbank under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.15 of the 2013 Form 10-K).

10.2.2+
Nonstatutory Stock Option Award Agreement, dated January 29, 2015, by and between Capital One Financial Corporation and Richard D. Fairbank under the Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.14 of the 2014 Form 10-K).

10.2.3+
Nonstatutory Stock Option Award Agreement, dated February 4, 2016, by and between Capital One Financial Corporation and Richard D. Fairbank under the Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.4+
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers under the Third Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.5+
Nonstatutory Stock Option Award Agreement, dated February 2, 2017, by and between Capital One Financial Corporation and Richard D. Fairbank under the Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.19 of the 2016 Form 10-K).

10.2.6+
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers under the Third Amended and Restated 2004 Stock Incentive Plan on February 2, 2017 (incorporated by reference to Exhibit 10.2.19 of the 2016 Form 10-K).

10.2.7+
Performance Unit Award Agreement, dated January 30, 2020, by and between Capital One Financial Corporation and Richard D. Fairbank under the Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.23 of the 2019 Form 10-K).

10.2.8+
Form of Performance Unit Award Agreement granted to our executive officers under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.23 of the 2019 Form 10-K).

10.2.9+
Form of Restricted Stock Unit Award Agreement, dated January 30, 2020, by and between Capital One Financial Corporation and Richard D. Fairbank under the Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.24 of the 2019 Form 10-K).

10.2.10+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Fifth Amended and Restated 2004 Stock Incentive Plan on January 30, 2020 (incorporated by reference to Exhibit 10.2.24 of the 2019 Form 10-K).

10.2.11+
Form of Performance Unit Award Agreement, dated February 4, 2021, by and between Capital One Financial Corporation and Richard D. Fairbank under the Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.25 of the 2020 Form 10-K).

10.2.12+
Form of Performance Unit Award Agreements granted to our executive officers under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.25 of the 2020 Form 10-K).

10.2.13+
Form Restricted Stock Unit Award Agreement, dated February 4, 2021, by and between Capital One Financial Corporation and Richard D. Fairbank under the Fifth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.26 of the 2020 Form 10-K).

10.2.14+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.26 of the 2020 Form 10-K).

10.2.15+
Form of Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Fifth Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.27 of the 2020 Form 10-K).

10.2.16+
Form of Performance Unit Award Agreement, dated February 3, 2022, by and between Capital One Financial Corporation and Richard D. Fairbank under the Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.13 of the 2021 Form 10-K)

10.2.17+
Form of Performance Unit Award Agreements granted to our executive officers under the Sixth Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.13 of the 2021 Form 10-K).

10.2.18+
Form of Restricted Stock Unit Award Agreement, dated February 3, 2022, by and between Capital One Financial Corporation and Richard D. Fairbank under the Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.14 of the 2021 Form 10-K).

10.2.19+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Sixth Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.14 of the 2021 Form 10-K).

10.2.20+
Form of Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Sixth Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.15 of the 2021 Form 10-K).

10.2.21*+
Form of Restricted Stock Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Sixth Amended and Restated 2004 Stock Incentive Plan.

10.2.22*+	Performance Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Sixth Amended and Restated 2004 Stock Incentive Plan.
10.2.23*+	Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Sixth Amended and Restated 2004 Stock Incentive Plan on January 26, 2023.

211	Capital One Financial Corporation (COF)

10.2.24*+	Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Sixth Amended and Restated 2004 Stock Incentive Plan on January 26, 2023
10.2.25*+	Form of Performance Unit Award Agreements granted to our executive officers under the Sixth Amended and Restated 2004 Stock Incentive Plan on January 26, 2023
10.2.26*+	Restricted Stock Unit Award Agreement, dated January 31, 2022, by and between Capital One Financial Corporation and Neal Blinde under the Sixth Amended and Restated 2004 Stock Incentive Plan.
10.2.27*+	Restricted Stock Unit Award Agreement, dated January 31, 2022, by and between Capital One Financial Corporation and Neal Blinde under the Sixth Amended and Restated 2004 Stock Incentive Plan.
10.2.28*+	Restricted Stock Unit Award Agreement, dated January 31, 2022, by and between Capital One Financial Corporation and Neal Blinde under the Sixth Amended and Restated 2004 Stock Incentive Plan.
10.3.1+	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).
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

10.3.6+
Form of Restricted Stock Unit Award Agreement granted to our directors under the Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2022).

10.4.1+
Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.4.2*+	Amended and Restated Capital One Financial Corporation Executive Severance Plan
10.4.3*+	Amendment Number One to the Amended and Restated Capital One Financial Corporation Executive Severance Plan
10.5+	Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2011 Form 10-K).
10.6.1+	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).
10.6.2+	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).
10.7.1+
Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, other than the Chief Executive Officer (incorporated by reference to Exhibit 10.8.2 of the 2011 Form 10-K).

10.7.2+	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).
10.7.3+	Change of Control Employment Agreement, dated December 10, 2013, between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.7.3 of the 2013 Form 10-K).
10.8.1+	Form of Non-Competition Agreement between Capital One Financial Corporation and Andrew M. Young and Sanjiv Yajnik (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).
10.9*+	Notice & Garden Leave Agreement, dated December 13, 2021, between Capital One Financial Corporation and Neal Blinde.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

212	Capital One Financial Corporation (COF)

104	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-K.
**	Indicates a document being furnished with this Form 10-K. Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

213	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 24, 2023	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

214	Capital One Financial Corporation (COF)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair and Chief Executive Officer	February 24, 2023
Richard D. Fairbank	(Principal Executive Officer)

/s/ ANDREW M. YOUNG	Chief Financial Officer	February 24, 2023
Andrew M. Young	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 24, 2023
Timothy P. Golden	(Principal Accounting Officer)

/s/ IME ARCHIBONG	Director	February 24, 2023
Ime Archibong

/s/ CHRISTINE DETRICK	Director	February 24, 2023
Christine Detrick

/s/ ANN FRITZ HACKETT	Director	February 24, 2023
Ann Fritz Hackett

/s/ PETER THOMAS KILLALEA	Director	February 24, 2023
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 24, 2023
C.P.A.J. (Eli) Leenaars

/s/ FRANÇOIS LOCOH-DONOU	Director	February 24, 2023
François Locoh-Donou

/s/ PETER E. RASKIND	Director	February 24, 2023
Peter E. Raskind

/s/ EILEEN SERRA	Director	February 24, 2023
Eileen Serra

/s/ MAYO A. SHATTUCK III	Director	February 24, 2023
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 24, 2023
Bradford H. Warner

/s/ CRAIG WILLIAMS	Director	February 24, 2023
Craig Williams

215	Capital One Financial Corporation (COF)